Form 10-Q
period 1996-03-31
PIA MERCHANDISING SERVICES INC
filed 1996-05-14
CIK 1004989

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      Form 10-Q


[ x ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 1996.

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number 0-27824


                           PIA MERCHANDISING SERVICES, INC.
                (Exact name of registrant as specified in its charter)

              Delaware                                 33-0684451
   (State or color jurisdiction of          (I.R.S. Employer Identification No.)
     incorporate or organization)

                  19900 MacArthur Blvd., Suite 900, Irvine, CA 92715
                       (Address of principal executive offices)

                                    (714) 476-2200
                 (Registrant's telephone number, including area code)

                                    NOT APPLICABLE
           (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  [   ] Yes     [ X ] No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Common Stock, $.01 Par Value:  5,791,626 shares as of April 30, 1996.

                           PIA Merchandising Services, Inc.


PART I:       FINANCIAL INFORMATION                                  PAGE
                                                                     ----

    Item 1:   Financial Statements

              Condensed Consolidated Balance
              Sheets as of March 31, 1996 (Unaudited)
              and December 31, 1995

              Condensed Consolidated Statements of
              Income for the Three months ended
              March 31, 1996 (Unaudited) and
              March 31, 1995 (Unaudited)

              Condensed Consolidated Statements of
              Cash Flows for the Three months ended
              March 31, 1996 (Unaudited) and
              March 31, 1995 (Unaudited)

              Condensed Consolidated Statement of
              Stockholders' Equity (Unaudited)

              Notes to Condensed Consolidated Financial
              Statements

    Item 2:   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

PART II:      OTHER INFORMATION

    Item 6:   Exhibits and Reports on Form 8-k

SIGNATURES

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
- - --------------------------------------------------------------------------------
(IN THOUSANDS)


                                                     March 31,      December 31,
                                                       1996            1995
                                                       ----            ----
                                                    (Unaudited)
                  ASSETS

CURRENT ASSETS:
Cash and cash equivalents                           $23,434         $   185
Accounts receivable, net of allowance
  for doubtful accounts                              13,400          12,213
Prepaid expenses and other current assets               905             638
Deferred income taxes                                   493             493
                                                    -------         -------

  Total current assets                               38,232          13,529

PROPERTY AND EQUIPMENT, net                           2,030           2,110

OTHER ASSETS                                            284             447
                                                    -------         -------

                                                    $40,546         $16,086
                                                    -------         -------
                                                    -------         -------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                    $   365         $ 1,838
Other current liabilities                             5,497           4,105
Income taxes payable                                    746             455
                                                    -------         -------

  Total current liabilities                           6,608           6,398

DEFERRED INCOME TAXES                                   300             300

LONG-TERM DEBT                                            -           3,400

STOCKHOLDERS' EQUITY                                 33,638           5,988
                                                    -------         -------

                                                    $40,546         $16,086
                                                    -------         -------
                                                    -------         -------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
- - --------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)


                                          For the Three Months Ended March 31,
                                          ------------------------------------
                                                 1996            1995
                                                 ----            ----
NET REVENUES                                   $26,259         $23,997

OPERATING EXPENSES:
Field  service costs                            20,264          18,601

Selling expenses                                 2,655           2,496

General and administrative expenses              1,740           1,585

Depreciation and amortization                      147             114
                                               -------         -------

  Total operating expenses                      24,806          22,796
                                               -------         -------

OPERATING INCOME                                 1,453           1,201

INTEREST EXPENSE (INCOME), NET                     (43)            118
                                               -------         -------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                   1,496           1,083

PROVISION FOR INCOME TAXES                         599             380
                                               -------         -------

NET INCOME                                     $   897         $   703
                                               -------         -------
                                               -------         -------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                             $  0.18         $  0.16
                                               -------         -------
                                               -------         -------

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES                       4,932           4,309
                                               -------         -------
                                               -------         -------

                               See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
- - --------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)


                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                     1996         1995
                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   897      $   703
Adjustments to reconcile net income to net
  cash used in operating activities:

  Depreciation and amortization                        147          114
  Amortization of other assets and discount
    on subordinated debt                                 -           22
  Provision for doubtful receivables                    73           29
Changes in operating assets and liabilities         (1,158)      (1,204)
                                                   -------      -------

  Net cash used in operating activities                (41)        (336)

CASH FLOWS FROM INVESTING ACTIVITIES-
  Capital expenditures                                 (63)        (142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long term debt                (3,400)        (677)

Proceeds from issuance of common stock              26,753            0
                                                   -------      -------

  Net cash provided by (used in) financing
    activities                                      23,353         (677)
                                                   -------      -------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                23,249       (1,155)

CASH AND CASH EQUIVALENTS,
beginning of period                                    185        1,414
                                                   -------      -------

CASH AND CASH EQUIVALENTS,
end of period                                      $23,434      $   259
                                                   -------      -------
                                                   -------      -------

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Cash paid for interest                           $    69      $    82

  Cash paid for income taxes                       $   317      $   119


                               See accompanying notes.

PIA MERCHANDISING SERVICES INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
- - --------------------------------------------------------------------------------
(IN THOUSANDS)



                                             Common Stock        Additional   Accumulated    Total
                                             ------------          paid-in     earnings   stockholders'
                                          Shares       Amount      capital     (deficit)     equity
                                          ------       ------      -------      -------      ------
BALANCE, December 31, 1995                3,564       $6,454           ---      ($466)      $ 5,988

Reincorporation and stipulation
of $.01 par value common stock                        (6,418)        6,418                      ---

Issuance of common stock in
initial public offering, net of
offering costs                            2,138           21        26,732                   26,753

Cashless exercise of warrants                87            1            (1)                       -

Net income                                                                        897           897
                                          -----       ------       -------       ----       -------

BALANCE, March 31, 1996                   5,789       $   58       $33,149       $431       $33,638
                                          -----       ------       -------       ----       -------
                                          -----       ------       -------       ----       -------


                               See accompanying notes.

PIA Merchandising Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Three Months Ended March 31, 1996

1.     Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1, which was declared effective on February 29, 1996. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.     Net Income per Share

       Net income per share is based on the weighted average number of outstanding shares of common stock and dilutive common equivalent shares from stock options and warrants (using the treasury stock method).

3.     Initial Public Offering

       In March, 1996, the Company completed its initial public offering of 2,137,800 shares of unissued common stock and 544,000 shares of outstanding common stock that were offered by certain selling stockholders. The Company received net proceeds of approximately $26.6 million after deducting expenses and underwriting discounts. Concurrent with the offering, the Company was reincorporated in Delaware which resulted in an increase in authorized preferred stock to 3,000,000 shares, an increase in authorized common stock to 15,000,000 shares and a change in the par value of both the Company's common stock and preferred stock from no par value to $.01 par value. This change in par value resulted in a reclassification of $6,418,000 from common stock to additional paid-in capital.

4.     Line of credit and long-term obligations

       In March 1996, $3.0 million of net proceeds from the initial public offering were used for repayment of bank line of credit indebtedness.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PIA Merchandising Services, Inc. (the Company or PIA) provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser and chain and deep discount drug stores. For the quarters ended March 31, 1996 and 1995, the Company generated approximately 92.3% and 87.9% of its net revenues from manufacturer clients and 7.7% and 12.1% from retailer clients, respectively. The mix of the Company's business between manufacturer and retailer clients historically has not had a material impact on the Company's cash flows or results of operations.

PIA's quarterly results of operations are subject to certain variability related to the timing of retailer-mandated activity and the receipt of commission overrides. Retailer-mandated activity is typically higher in the second and third quarters of the year due to retailer scheduling of activity in off-peak shopping periods. In addition, new product introductions increase during such periods which require the reset of categories as the new products gain distribution. The amount of commissions earned by PIA under its commission-based contracts varies seasonally, and generally corresponds to the peak selling seasons of the clients that have entered into these types of contracts. Historically, the Company has recognized greater commission income in the first and fourth quarters. See "Risk Factors -- Uncertainty of Commission Income." The Company's quarterly results have in the past been subject to fluctuations and, thus, the operating results for any quarter are not necessarily indicative of results for any future period.

Results of Operations - First Quarter of Fiscal 1996 Compared to First Quarter of Fiscal 1995:

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                  1996              1995
                                                  ----              ----

Net revenues                                      100%              100%
Operating expenses:
  Field service costs                            77.2%             77.5%
  Selling expenses                               10.1%             10.4%
  General and administrative expenses             6.6%              6.6%
  Depreciation and amortization                   0.6%              0.5%
                                                  ----              ----

Total operating expenses                         94.5%             95.0%
                                                 -----             -----

Operating income                                  5.5%              5.0%
Interest expense, net                            (0.2%)             0.5%
                                                 -----             -----

Income before provision for income taxes          5.7%              4.5%
Provision for income taxes                        2.3%              1.6%
                                                  ----              ----

Net income                                        3.4%              2.9%
                                                  ----              ----
                                                  ----              ----

Net revenues increased $2.3 million, or 9.4%, to $26.3 million in the first quarter of 1996 from $24.0 million in the first quarter of 1995. The increase in net revenues was the result of several factors including three months of revenue in 1996 from several manufacturers who became clients in 1995, which contributed $1.8 million, or 79.5% of the increase; new clients and increases in revenue from existing clients in 1996, which contributed $3.0 million, or 132.9% of the increase; and an increase in the Company's project business over first quarter 1995 levels in the amount of $1.4 million. These increases were partially offset by client losses of $2.3 million and the conclusion in 1995 of a non-recurring project which contributed $1.6 million of the 1995 net revenue. The increase in net revenues resulted from the demand by packaged goods manufacturers for third party merchandising services as they continued to focus on reducing their costs.

Field service costs increased $1.7 million, or 8.9%, to $20.3 million in the first quarter of 1996 compared to $18.6 million in the first quarter of 1995. Field service costs are comprised principally of field labor and related costs and expenses required to provide routed coverage, project activities, key account management and related technology costs, as well as the field overhead required to support the activities of these groups of employees. The increase in field service costs was primarily the result of increased operating costs associated with the growth in net revenues. As a percentage of net revenues, field service costs declined to 77.2% in the first quarter of 1996 from 77.5% in the first quarter of 1995. The decline in the first quarter of 1996 resulted from the effects of increased synergies in the routed merchandising area of the Company's business. Also contributing to the decline was a slightly lower level of retailer-mandated activity in the first quarter of 1996 due to unusually harsh winter weather through a portion of the United States.

Selling expenses increased $0.2 million or 6.4%, to $2.7 million in the first quarter of 1996 from $2.5 million in the first quarter of 1995. As a percentage of net revenues, selling expenses decreased to 10.1% in the first quarter of 1996 from 10.4% in the first quarter of 1995 as spending increased at a slower rate then revenue. Selling expenses increased primarily as a result of higher payroll costs resulting from increased staffing and increased travel.

General and administrative expenses increased $0.1 million, or 9.8%, to $1.7 million in the first quarter of 1996 from $1.6 million in the first quarter of 1995. General and administrative expenses increased primarily as a result of higher payroll costs due to increased staffing in general management and management information services that was required to support overall business growth, as well as salary increases in the ordinary course of business. As a percentage of net revenues, general and administrative expenses did not change from the first quarter of 1995 to the first quarter of 1996.

Depreciation and amortization expenses remained approximately the same from the first quarter of 1995 to the first quarter of 1996.

Interest income, net was $43,000 during the first quarter of 1996. Interest expense in the first quarter of 1995 was $118,000. The improvement resulted from the investment of a portion of the Company's initial public offering proceeds in interest bearing securities. These investments produced interest earnings in excess of interest expense on borrowings during the first two months of the quarter.

Income taxes were $0.6 million in the first quarter of 1996 and approximately $0.4 million in the first quarter of 1995, representing an effective rate of 40.0% and 35.1%, respectively. The 1995 tax rate differed from an expected combined federal and state tax rate of 40% due principally to a $0.1 million reduction in the valuation allowance caused by the utilization of net operating loss carryforwards. As of December 31, 1995, substantially all of the net operating loss carryover had been utilized, which will cause the effective tax rate to increase in the future.

Net income increased approximately $0.2 million, or 27.6%, to approximately $0.9 million in the first quarter of 1996, from approximately $0.7 million in the first quarter of 1995, primarily as a result of the increase in net revenues discussed above, as well as the decline in field service costs and selling expenses as a percentage of net revenues.

RISK FACTORS

The following risk factors should be carefully reviewed in addition to the other information contained in this Quarterly Report on Form 10-Q.

Concentrated Client Base

The Company's success is dependent in part upon its ability to maintain its existing clients and to obtain new clients. The Company's ten largest clients generated approximately 56.4% and 55.2% of the Company's net revenues for the quarters ended March 31, 1996 and 1995, respectively. During these periods, none of the company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than S.C. Johnson Wax, which accounted for approximately 13.1% of net revenues for the quarter ended March 31, 1996. The majority of the Company's contracts with its clients for routed coverage have one-year terms. PIA believes that the uncollectibility of amounts due from any of its large clients, the loss of one or more of such clients, a significant reduction in business from such clients, or the inability to attract new clients, could have a material adverse effect on the Company's results of operations.

Increase in Services Required Under Fixed Price Contracts

Manufacturers who sell their products through retail grocery stores generally are required by the retailer to provide labor support inside these stores for a variety of purposes, including new store sets and existing store resets, remerchandisings, remodels and category implementations. The Company has historically contracted with its manufacturer clients to provide these services, among others, for a monthly flat fee or, in some cases, for a commission. Substantially all of the Company's current contracts provide for one of these two types of arrangements. As requests for retailer-mandated services and new product introductions by manufacturers have increased over the past several years, the Company's labor expense has increased without any related increase in its revenue. Consequently, the Company has reevaluated its approach to contracting with its clients, and is currently engaged in an effort to revise its existing contracts upon their renewal to implement provisions that charge for retailer-mandated services separately from traditional merchandising and shelf maintenance tasks. In addition, the Company has recently developed a new, standard contract that provides this activity-based approach to pricing for the Company's more recent customers. The Company has recently renewed its contracts with two of its major manufacturer clients using activity-based pricing, and is currently in the process of renegotiating contracts upon their annual renewal with certain of its other major clients. However, no assurance can be given that PIA will be successful in renewing its other contracts on this basis. If PIA is not successful in so renegotiating its major contracts, its margins could be adversely affected.

Uncertainty of Commission Income

Approximately 19.3% of the Company's net revenues for the quarter ended March 31, 1996 was earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Some of these contracts also provide for a guaranteed minimum compensation to the Company. Commissions paid to PIA under these contracts have had a significant effect on the Company's profitability in certain quarters.

Under these contracts, the Company generally receives a draw on a monthly or quarterly basis, which is then applied against commissions earned. Adjustments are made on a monthly or quarterly basis upon receipt of reconciliations between commissions earned from the client and the draws previously received. The reconciliations typically result in commissions owed to the Company in excess of previous draws; however, the Company cannot predict with accuracy the level of its clients' commission-based sales. Accordingly, the amount of commissions in excess of or less than the draws previously received will fluctuate and can significantly affect the Company's operating results in any quarter.

In addition, the amount of commissions earned by the Company under these contracts varies seasonally, and generally corresponds to the peak selling seasons of the clients who have entered into these types of contracts. Historically, the Company has recognized greater commission income in its first and fourth quarters due to the timing of such clients' sales.

                        PIA Merchandising Services, Inc.

PART II:      OTHER INFORMATION

    Item 1:   Legal Proceedings
              None

    Item 2:   Changes in Securities

              The Company reincorporated in Delaware and amended its capital structure. See Note 3 of the Notes to Condensed Consolidated Financial Statements (unaudited).

    Item 3:   Defaults Upon Senior Securities
              None

    Item 4:   Submission of Matters to a Vote of Security Holders
              None

    Item 5:   Other Information
              None

    Item 6:   Exhibits and Reports on Form 8-k.
              (11)  Computation of Earnings Per Share

              The company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PIA MERCHANDISING SERVICES, INC.
                                       (Registrant)



                                       By:  /s/   Clinton E. Owens
                                          ---------------------------------
                                          Clinton E. Owens
                                          Chairman of the Board and
                                          Chief Executive Officer



                                       By:  /s/   Robert E. Polentz
                                          ---------------------------------
                                          Robert E. Polentz
                                          Senior Vice President and
                                          Chief Financial Officer


Dated:  May 13, 1996