Form 10-Q
period 1996-06-30
PIA MERCHANDISING SERVICES INC
filed 1996-08-14
CIK 1004989

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      Form 10-Q


[ x ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 1996.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  [ X ] Yes        [    ] No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Common Stock, $.01 Par Value:  5,791,626 shares as of July 31, 1996.

                           PIA Merchandising Services, Inc.


PART I:       FINANCIAL INFORMATION                            PAGE

    Item 1:   Financial Statements

              Condensed Consolidated Balance
              Sheets as of June 30, 1996 (Unaudited)
              and December 31, 1995

              Condensed Consolidated Statements of
              Income for the Three Months Ended
              and for the Six Months Ended
              June 30, 1996 (Unaudited) and
              June 30, 1995 (Unaudited)

              Condensed Consolidated Statements of
              Cash Flows for the Three Months Ended
              and for the Six Months Ended
              June 30, 1996 (Unaudited) and
              June 30, 1995 (Unaudited)

              Condensed Consolidated Statement of
              Stockholders' Equity (Unaudited)

              Notes to Condensed Consolidated Financial
              Statements

    Item 2:   Management's Discussion and Analysis of
              Financial Condition and Results of Operations

PART II:      OTHER INFORMATION

    Item 6:   Exhibits and Reports on Form 8-K

SIGNATURES

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------
(IN THOUSANDS)

                                           June 30,            December 31,
                                             1996                  1995
                                             ----                  ----
                                          (Unaudited)
    ASSETS

CURRENT ASSETS:
Cash and cash equivalents                  $ 20,463             $     185
Accounts receivable, net of allowance
    for doubtful accounts                    14,966                12,213
Prepaid expenses and other current assets     1,503                   638
Deferred income taxes                           493                   493
                                            -------               -------

    Total current assets                     37,425                13,529

PROPERTY AND EQUIPMENT, net                   2,007                 2,110

OTHER ASSETS                                    454                   447
                                            -------               -------

                                            $39,886               $16,086
                                            -------               -------
                                            -------               -------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                           $    675             $   1,838
Other current liabilities                     5,137                 4,105
Income taxes payable                             74                   455
                                            -------               -------

    Total current liabilities                 5,886                 6,398

DEFERRED INCOME TAXES                           300                   300

LONG-TERM DEBT                                    -                 3,400

STOCKHOLDERS' EQUITY                         33,700                 5,988
                                            -------               -------

                                            $39,886               $16,086
                                            -------               -------
                                            -------               -------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)


                                         For the Three Months Ended June 30,
                                         -----------------------------------
                                               1996                  1995
                                               ----                  ----

NET REVENUES                                $26,855               $26,343

OPERATING EXPENSES:
Field  service costs                         21,845                20,759

Selling expenses                              2,967                 2,484

General and administrative expenses           1,853                 1,706

Depreciation and amortization                   152                   119
                                            -------               -------

    Total operating expenses                 26,817                25,068
                                            -------               -------
OPERATING INCOME                                 38                 1,275

INTEREST EXPENSE (INCOME), NET                 (286)                  141
                                            -------               -------

INCOME BEFORE PROVISION FOR
    INCOME TAXES                                324                 1,134

PROVISION FOR INCOME TAXES                      118                   398
                                            -------               -------

NET INCOME                                 $    206              $    736
                                            -------               -------
                                            -------               -------

NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                       $   0.03              $   0.17
                                            -------               -------
                                            -------               -------

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES                  6,454                 4,309
                                            -------               -------
                                            -------               -------

                               See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)


                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                               1996                  1995
                                               ----                  ----

NET REVENUES                                $53,114               $50,340

OPERATING EXPENSES:
Field  service costs                         42,108                39,360

Selling expenses                              5,623                 4,980

General and administrative expenses           3,593                 3,291

Depreciation and amortization                   299                   233
                                            -------               -------

    Total operating expenses                 51,623                47,864
                                            -------               -------

OPERATING INCOME                              1,491                 2,476

INTEREST EXPENSE (INCOME), NET                 (329)                  259
                                            -------               -------

INCOME BEFORE PROVISION FOR
    INCOME TAXES                              1,820                 2,217

PROVISION FOR INCOME TAXES                      717                   778
                                            -------               -------

NET INCOME                                  $ 1,103               $ 1,439
                                            -------               -------
                                            -------               -------

NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                       $   0.19              $   0.33
                                            -------               -------
                                            -------               -------

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES                  5,692                 4,309
                                            -------               -------
                                            -------               -------


                               See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)

                                           For the Three Months Ended June 30,
                                           -----------------------------------
                                                    1996             1995
                                                    ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $     206        $    736
Adjustments to reconcile net income to net cash used in operating activities:

    Depreciation and amortization                     152             119
    Amortization of other assets and
     discount on subordinated debt                      -              22
    Provision for doubtful receivables                 96              34
Changes in operating assets and liabilities        (3,150)         (1,617)
                                                  -------         -------

    Net cash used in operating activities          (2,696)           (706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (131)           (168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt                                         (900)

Sale (repurchase) of common stock                      22             (24)

Initial public offering transaction costs            (166)              0
                                                  -------         -------

    Net cash provided by (used in) financing
     activities                                      (144)            876
                                                  -------         -------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                               (2,971)              2

CASH AND CASH EQUIVALENTS,
beginning of period                                23,434             259
                                                  -------         -------

CASH AND CASH EQUIVALENTS,
end of period                                     $20,463      $      261
                                                  -------         -------
                                                  -------         -------

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
    Cash paid for interest                       $      -      $      107

    Cash paid for income taxes                   $  1,320      $      705

                               See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)

                                            For the Six Months Ended June 30,
                                            ---------------------------------
                                                    1996             1995
                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 1,103         $ 1,439
Adjustments to reconcile net income to net cash used in operating activities:

    Depreciation and amortization                     299             233
    Amortization of other assets and discount
     on subordinated debt                               -              44
    Provision for doubtful receivables                169              63
Changes in operating assets and liabilities        (4,308)         (2,821)
                                                  -------         -------

    Net cash used in operating activities          (2,737)         (1,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                             (194)           (310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt                       (3,400)            223

Repurchase of common stock                                            (24)

Proceeds from issuance of common stock             26,609               0
                                                  -------         -------

    Net cash provided by financing activities      23,209             199
                                                  -------         -------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                               20,278          (1,153)

CASH AND CASH EQUIVALENTS,
beginning of period                                   185           1,414
                                                  -------         -------

CASH AND CASH EQUIVALENTS,
end of period                                     $20,463         $   261
                                                  -------         -------
                                                  -------         -------

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
    Cash paid for interest                        $     -         $   189

    Cash paid for income taxes                    $ 1,637         $   824

                               See accompanying notes.

PIA MERCHANDISING SERVICES INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------
(IN THOUSANDS)


                                                 Common Stock             Additional    Accumulated           Total
                                                 ------------              paid-in        earnings        stockholders'
                                           Shares            Amount        Capital       (Deficit)            Equity
                                           ------            ------        --------      ---------            -------
BALANCE, December 31, 1995                  3,564            $6,454             ---         ($466)            $ 5,988

Reincorporation and stipulation
of $.01 par value common stock                               (6,418)          6,418                               ---

Issuance of common stock in
initial public offering, net of
offering costs                              2,138                21           26,732                            26,753

Cashless exercise of warrants                  87                 1               (1)                              ---

Net income                                                                                     897                 897
                                           ------            ------           ------         ------             ------

BALANCE, March 31, 1996                     5,789            $   58          $33,149           $431             $33,638

Exercise of stock options                       3                                 22                                 22

Initial public offering costs                                                   (166)                              (166)

Net income                                                                                      206                 206
                                           ------            ------           ------         ------              ------

BALANCE, June 30, 1996                      5,792           $    58          $33,005           $637             $33,700
                                           ------            ------           ------         ------              ------
                                           ------            ------           ------         ------              ------

                                See accompanying notes.

PIA Merchandising Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Three and Six Months Ended June 30, 1996

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1, which was declared effective on February 29, 1996. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.  Net Income per Share

    Net income per share is based on the weighted average number of outstanding shares of common stock and dilutive common equivalent shares from stock options and warrants (using the treasury stock method).

3.  Initial Public Offering

    In March 1996, the Company completed its initial public offering of 2,137,800 shares of unissued common stock and 544,000 shares of outstanding common stock that were offered by certain selling stockholders. The Company received net proceeds of approximately $26.6 million after deducting expenses and underwriting discounts. Concurrent with the offering, the Company was reincorporated in Delaware which resulted in an increase in authorized preferred stock to 3,000,000 shares, an increase in authorized common stock to 15,000,000 shares and a change in the par value of both the Company's common stock and preferred stock from no par value to $.01 par value. This change in par value resulted in a reclassification of $6,418,000 from common stock to additional paid-in capital.

4.  Line of credit and long-term obligations

    In March 1996, $3.0 million of net proceeds from the initial public offering were used for repayment of bank line of credit indebtedness.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PIA Merchandising Services, Inc. (the Company or PIA) provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser and chain and deep discount drug stores. For the quarters ended June 30, 1996 and 1995, the Company generated approximately 91.4% and 82.4% of its net revenues from manufacturer clients and 8.6% and 17.6% from retailer clients, respectively. For the six month periods ended June 30, 1996 and 1995, the Company generated approximately 90.6% and 83.7% of its net revenues from manufacturer clients and 9.4% and 16.3% from retailer clients, respectively. The mix of the Company's business between manufacturer and retailer clients historically has not had a material impact on the Company's cash flows or results of operations.

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

Results of Operations - Second Quarter of Fiscal 1996 Compared to Second Quarter of Fiscal 1995:

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                Three Months Ended June 30,
                                                ---------------------------
                                                       1996            1995
                                                       ----            ----
Net revenues                                          100%            100%
Operating expenses:
  Field service costs                                81.3%           78.8%
  Selling expenses                                   11.1%            9.4%
  General and administrative expenses                 6.9%            6.5%
  Depreciation and amortization                       0.6%            0.5%
                                                     -----           -----

Total operating expenses                             99.9%           95.2%
                                                     -----           -----

Operating income                                      0.1%            4.8%
Interest expense, net                                (1.1%)           0.5%
                                                     -----           -----

Income before provision for income taxes              1.2%            4.3%
Provision for income taxes                            0.4%            1.5%
                                                     -----           -----

Net income                                            0.8%            2.8%
                                                     -----           -----
                                                     -----           -----

Net revenues increased $0.5 million, or 1.9%, to $26.9 million in the second quarter of 1996 from $26.3 million in the second quarter of 1995. The increase in net revenues was the result of several factors including three months of revenue in 1996 from several manufacturers who became clients in 1995, which contributed $0.5 million, or 100% of the increase; new clients and increases in revenue from existing clients in 1996, which contributed $1.4 million, or 280% of the increase; and an increase in the Company's project business over first quarter 1995 levels in the amount of $2.0 million. These increases were partially offset by client losses of $0.6 million and the conclusion in 1995 of a non-recurring project which contributed $2.8 million of the 1995 net revenue. The increase in net revenues resulted from the demand by packaged goods manufacturers for third party merchandising services as they continued to focus on reducing their costs.

Field service costs increased $1.1 million, or 5.2%, to $21.8 million in the second quarter of 1996 compared to $20.7 million in the second quarter of 1995. Field service costs are comprised principally of field labor and related costs and expenses required to provide routed coverage, project activities, key account management and related technology costs, as well as the field overhead required to support the activities of these groups of employees. The increase in field service costs was the result of maintaining employment levels of certain field service and field management personnel in anticipation of new business targeted for April which did not materialize until June 1996 and increased operating costs associated with revenue growth. As a percentage of net revenues, field service costs increased to 81.3% in the second quarter of 1996 from 78.8% in the second quarter of 1995. The increase in the second quarter of 1996 resulted from the maintenance of employment levels in anticipation of new business noted above and higher than expected operating costs as a percentage of net revenues in the event marketing area.

Selling expenses increased $0.5 million or 19.4%, to $3.0 million in the second quarter of 1996 from $2.5 million in the second quarter of 1995. As a percentage of net revenues, selling expenses increased to 11.1% in the second quarter of 1996 from 9.4% in the second quarter of 1995 as spending increased at a more rapid pace than net revenues. Selling expenses increased primarily as a result of higher payroll costs resulting from increased staffing due to an expanded sales effort and increased travel.

General and administrative expenses increased $0.1 million, or 8.6%, to $1.8 million in the second quarter of 1996 from $1.7 million in the second quarter of 1995. General and administrative expenses increased primarily as a result of higher payroll costs due to increased staffing in general management and management information services that was required to support overall business growth, salary increases in the ordinary course of business, and legal expenses associated with the negotiation of a significant new contract. As a percentage of net revenues, general and administrative expenses increased to 6.9% in the second quarter of 1996 from 6.5% in the second quarter of 1995. The increase was principally the result of the increased spending noted above and lower than anticipated net revenues.

Depreciation and amortization expenses remained approximately the same for the second quarter of 1996 and 1995.

Interest income was $0.3 million during the second quarter of 1996. Interest expense in the second quarter of 1995 was $0.1 million. The interest income resulted from the investment of a portion of the Company's initial public offering proceeds in interest bearing securities. These investments produced interest earnings throughout the second quarter of 1996. The Company had no interest expense during the second quarter of 1996.

Income taxes were $0.1 million in the second quarter of 1996 and approximately $0.4 million in the second quarter of 1995, representing an effective rate of 36.4% and 35.1%, respectively. The 1996 and 1995 tax rates differed from an expected combined federal and state tax rate of 40% due principally to interest earned from tax exempt securities and to a $0.1 million reduction in the valuation allowance caused by the utilization of net operating loss carryforwards, respectively.

Net income decreased approximately $0.5 million, or 72.0%, to approximately $0.2 million in the second quarter of 1996, from approximately $0.7 million in the second quarter of 1995, primarily as a result of the increase in field service costs and other spending categories discussed above coupled with approximately flat net revenues.

Results of Operations - Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995:

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                  SIX MONTHS ENDED JUNE 30,
                                                  -------------------------
                                                       1996            1995
                                                       ----            ----
Net revenues                                          100%            100%
Operating expenses:
  Field service costs                                79.3%           78.2%
  Selling expenses                                   10.6%            9.9%
  General and administrative expenses                 6.7%            6.5%
  Depreciation and amortization                       0.6%            0.5%
                                                     -----           -----

Total operating expenses                             97.2%           95.1%
                                                     -----           -----

Operating income                                      2.8%            4.9%
Interest expense, net                                (0.6%)           0.5%
                                                     -----           -----

Income before provision for income taxes              3.4%            4.4%
Provision for income taxes                            1.3%            1.5%
                                                     -----           -----

Net income                                            2.1%            2.9%
                                                     -----           -----
                                                     -----           -----

Net revenues increased $2.8 million, or 5.5%, to $53.1 million in the first six months of 1996 from $50.3 million for the corresponding period of 1995. The increase in net revenues was the result of several factors including six months of revenue in 1996 from several manufacturers who became clients in 1995, which contributed $2.4 million, or 86.3% of the increase; new clients and increases in revenue from existing clients in 1996, which contributed $4.4 million, or 157.1% of the increase; and an increase in the Company's project business over the first six months of 1995 levels in the amount of $2.8 million. These increases were partially offset by client losses of $2.4 million and the conclusion in 1995 of a non-recurring project which contributed $4.4 million of the 1995 net revenue. The increase in net revenues resulted from the demand by packaged goods manufacturers for third party merchandising services as they continued to focus on reducing their costs.

Field service costs increased $2.8 million, or 7.0%, to $42.1 million in the first six months of 1996 compared to $39.3 million for the corresponding period of 1995. The increase in field service costs was the result of increased operating costs associated with revenue growth and a reduction of margins due to a strategic decision by the Company to maintain employment levels in field service and field management personnel in anticipation of new business expected to begin in April, 1996 which did not begin until June, 1996. As a percentage of net revenues, field service costs increased to 79.3% in the first six months of 1996 from 78.2% for the corresponding period of 1995. The increase in the first six months of 1996 resulted from the maintenance of employment levels in anticipation of the new business noted above and higher than expected operating costs as a percentage of net revenues in the event marketing area.

Selling expenses increased $0.6 million or 12.9%, to $5.6 million in the first six months of 1996 from $5.0 million for the corresponding period of 1995. As a percentage of net revenues, selling expenses increased to 10.6% in the first six months of 1996 from 9.9% for the corresponding period of 1995 as spending increased at a more rapid pace than net revenues due principally to the timing of securing new business. Selling expenses increased primarily as a result of higher payroll costs resulting from increased staffing and increased travel.

General and administrative expenses increased $0.3 million, or 9.2%, to $3.6 million in the first six months of 1996 from $3.3 million for the corresponding period of 1995. General and administrative expenses increased primarily as a result of higher payroll costs due to increased staffing in general management and management information services that was required to support overall business growth, salary increases in the ordinary course of business, and legal expenses associated with the negotiation of a significant new contract. As a percentage of net revenues, general and administrative expenses increased to 6.7% in the first six months of 1996 from 6.5% for the corresponding period of 1995. The increase was principally the result of the increased spending noted above and lower than anticipated net revenues.

Depreciation and amortization expenses remained approximately the same for the first six months of 1996 and 1995.

Net interest income was $0.3 million during the first six months of 1996. Interest expense in the corresponding period of 1995 was $0.3 million. The interest income resulted from the investment of a portion of the Company's initial public offering proceeds in interest bearing securities. These investments produced interest earnings throughout four of the first six months of 1996.

Income taxes were $0.7 million for the first six months of 1996 and approximately $0.8 million in the corresponding period of 1995, representing an effective rate of 39.4% and 35.1%, respectively. The 1996 and 1995 tax rates differed from an expected combined federal and state tax rate of 40% due principally to interest earned from tax exempt securities and to a $0.2 million reduction in the valuation allowance caused by the utilization of net operating loss carryforwards, respectively.

Net income decreased approximately $0.3 million, or 23.3%, to approximately $1.1 million in the first six months of 1996, from approximately $1.4 million in the corresponding period of 1995, primarily as a result of the increase in field service costs and other spending categories discussed above coupled with approximately flat net revenues.

RISK FACTORS

The following risk factors should be carefully reviewed in addition to the other information contained in this Quarterly Report on Form 10-Q.

Concentrated Client Base

The Company's success is dependent in part upon its ability to maintain its existing clients and to obtain new clients. The Company's ten largest clients generated approximately 55.1% and 58.8% and 56.4% and 57.6% of the Company's net revenues for the quarters and six month periods ended June 30, 1996 and 1995, respectively. During these periods, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than S.C. Johnson Wax, which accounted for approximately 13.6% and 13.3% of net revenues for the quarter and for the six month period ended June 30, 1996, respectively and Thrifty Payless, Inc. which accounted for approximately 16.6% and 14.1% for the quarter and for the six month period ended June 30, 1995, respectively. The majority of the Company's contracts with its clients for routed coverage have one-year terms. PIA believes that the uncollectibility of amounts due from any of its large clients, the loss of one or more of such clients, a significant reduction in business from such clients, or the inability to attract new clients, could have a material adverse effect on the Company's results of operations.

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

Uncertainty of Commission Income

Approximately 19.0% and 19.1% of the Company's net revenues for the quarter and six month period ended June 30, 1996, respectively was earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Some of these contracts also provide for a guaranteed minimum compensation to the Company. Commissions paid to PIA under these contracts have had a significant effect on the Company's profitability in certain quarters.

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

     Item 2:   Changes in Securities
               None

     Item 3:   Defaults Upon Senior Securities
               None

     Item 4:   Submission of Matters to a Vote of Security Holders
               None

     Item 5:   Other Information
               None

     Item 6:   Exhibits and Reports on Form 8-K.
               (11)  Computation of Earnings Per Share

               The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PIA MERCHANDISING SERVICES, INC.
                                   (Registrant)



                                   By:  /s/ Clinton E. Owens
                                      -------------------------------
                                        Clinton E. Owens
                                        Chairman of the Board and
                                        Chief Executive Officer



                                   By:  /s/ Robert E. Polentz
                                      -------------------------------
                                        Robert E. Polentz
                                        Senior Vice President and
                                        Chief Financial Officer


Dated:  August 2, 1996