Form 10-Q
period 1996-09-30
PIA MERCHANDISING SERVICES INC
filed 1996-11-14
CIK 1004989

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                Form 10-Q


[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 1996.

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number 0-27824


                       PIA MERCHANDISING SERVICES, INC.
           (Exact name of registrant as specified in its charter)

          Delaware                                           33-0684451
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                  19900 MacArthur Blvd., Suite 900, Irvine, CA 92612
                     (Address of principal executive offices)

                                   (714) 476-2200
                 (Registrant's telephone number, including area code)

                                  NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  [X] Yes        [ ] No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Common Stock, $.01 Par Value:  5,815,206 shares as of October 31, 1996.

                        PIA Merchandising Services, Inc.


PART I:     FINANCIAL INFORMATION                                      PAGE
                                                                       ----
     Item 1: Financial Statements

             Condensed Consolidated Balance
             Sheets as of September 30, 1996 (Unaudited) and December 31, 1995

             Condensed Consolidated Statements of
             Income for the Nine Months Ended
             September 30, 1996 (Unaudited) and
             September 30, 1995 (Unaudited)

             Condensed Consolidated Statements of
             Cash Flows for the Nine Months Ended
             September 30, 1996 (Unaudited) and
             September 30, 1995 (Unaudited)

             Notes to Condensed Consolidated Financial
             Statements

     Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

PART II:    OTHER INFORMATION

     Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
(IN THOUSANDS)


                                                 September 30,   December 31,
                                                      1996          1995
                                                      ----          ----
                                                  (Unaudited)
            ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            $17,865       $   185
Accounts receivable, net of allowance
    for doubtful accounts                             20,682        12,213
Prepaid expenses and other current assets                860           638
Deferred income taxes                                    493           493
                                                     -------       -------
    Total current assets                              39,900        13,529

PROPERTY AND EQUIPMENT, net                            1,950         2,110

OTHER ASSETS                                             914           447
                                                     -------       -------

                                                     $42,764       $16,086
                                                     -------       -------
                                                     -------       -------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                      $  743      $  1,838
Other current liabilities                              6,478         4,105
Income taxes payable                                     228           455
                                                     -------       -------

    Total current liabilities                          7,449         6,398

DEFERRED INCOME TAXES                                    300           300

LONG-TERM DEBT                                             0         3,400

STOCKHOLDERS' EQUITY                                  35,015         5,988
                                                     -------       -------

                                                     $42,764       $16,086
                                                     -------       -------
                                                     -------       -------


                    See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                    For the Three Months Ended September 30,
                                    ----------------------------------------
                                            1996            1995
                                            ----            ----
NET REVENUES                               $33,589        $28,177

OPERATING EXPENSES:
Field  service costs                        26,483         22,098

Selling expenses                             2,885          2,731

General and administrative expenses          2,140          1,653

Depreciation and amortization                  154            128
                                           -------        -------
    Total operating expenses                31,662         26,610
                                           -------        -------

OPERATING INCOME                             1,927          1,567

INTEREST INCOME (EXPENSE), NET                 261            (99)
                                           -------        -------

INCOME BEFORE PROVISION FOR
    INCOME TAXES                             2,188          1,468

PROVISION FOR INCOME TAXES                     851            515
                                           -------        -------

NET INCOME                                $  1,337         $  953
                                           -------        -------
                                           -------        -------

NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                       $  0.21        $  0.22
                                           -------        -------
                                           -------        -------

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES                 6,251          4,309
                                           -------        -------
                                           -------        -------

                    See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                               For the Nine Months Ended September 30,
                                               ---------------------------------------
                                                           1996          1995
                                                           ----          ----
NET REVENUES                                              $86,703       $78,517

OPERATING EXPENSES:
Field  service costs                                       68,591        61,458

Selling expenses                                            8,508         7,711

General and administrative expenses                         5,733         4,944

Depreciation and amortization                                 453           361
                                                          -------       -------

    Total operating expenses                               83,285        74,474
                                                          -------       -------

OPERATING INCOME                                            3,418         4,043

INTEREST INCOME (EXPENSE), NET                                590          (358)
                                                          -------       -------

INCOME BEFORE PROVISION FOR
    INCOME TAXES                                            4,008         3,685

PROVISION FOR INCOME TAXES                                  1,568         1,293
                                                          -------       -------

NET INCOME                                                $ 2,440       $ 2,392
                                                          -------       -------
                                                          -------       -------

NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE                                      $  0.41       $  0.56
                                                          -------       -------
                                                          -------       -------

WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES                                5,972         4,309
                                                          -------       -------
                                                          -------       -------

                    See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(IN THOUSANDS)
(UNAUDITED)

                                                For the Nine Months Ended September 30,
                                                ---------------------------------------
                                                          1996           1995
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  2,440      $  2,392
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:

    Depreciation and amortization                             453           361
    Amortization of other assets and discount
      on subordinated debt                                     11            67
    Provision for doubtful receivables                        282           147
    Deferred income taxes, net                                  0            46
Changes in operating assets and liabilities                (8,401)       (2,904)
                                                          -------        ------

    Net cash (used in) provided by operating activities    (5,215)          109

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (293)         (527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long term debt                                 (3,400)         (651)

Repurchase of common stock                                      0           (24)

Proceeds from issuance of common stock, net                26,588             0
                                                          -------        ------

    Net cash provided by (used in) financing activities    23,188          (675)
                                                          -------        ------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                       17,680        (1,093)

CASH AND CASH EQUIVALENTS,
beginning of period                                           185         1,414
                                                          -------        ------

CASH AND CASH EQUIVALENTS,
end of period                                             $17,865        $  321
                                                          -------        ------
                                                          -------        ------
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
    Cash paid for interest                                $     0        $  322

    Cash paid for income taxes                            $ 1,820        $1,119

                    See accompanying notes.

PIA Merchandising Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Three and Nine Months Ended September 30, 1996

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1, which was declared effective on February 29, 1996. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PIA Merchandising Services, Inc. (the Company or PIA) provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser and chain and deep discount drug stores. For the quarters ended September 30, 1996 and 1995, the Company generated approximately 87.8% and 79.7% of its net revenues from manufacturer clients and 12.2% and 20.3% from retailer clients, respectively. For the nine month periods ended September 30, 1996 and 1995, the Company generated approximately 86.8% and 79.7% of its net revenues from manufacturer clients and 13.2% and 20.3% from retailer clients, respectively. The mix of the Company's business between manufacturer and retailer clients historically has not had a material impact on the Company's cash flows or results of operations.

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

Results of Operations - Third Quarter of Fiscal 1996 Compared to Third Quarter of Fiscal 1995:

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                    Three Months Ended September 30,
                                    --------------------------------
                                           1996         1995
                                           ----         ----
Net revenues                               100%         100%
Operating expenses:
  Field service costs                     78.8%        78.4%
  Selling expenses                         8.6%         9.6%
  General and administrative expenses      6.4%         5.9%
  Depreciation and amortization            0.5%         0.5%
                                          -----        -----
Total operating expenses                  94.3%        94.4%
                                          -----        -----

Operating income                           5.7%         5.6%
Interest (income) expense, net            (0.8%)        0.4%
                                          -----        -----

Income before provision for income taxes   6.5%         5.2%
Provision for income taxes                 2.5%         1.8%
                                          -----        -----

Net income                                 4.0%         3.4%
                                          -----        -----
                                          -----        -----

Net revenue increased $5.4 million, or 19.2%, to $33.6 million in the third quarter of 1996 from $28.2 million for the third quarter of 1995. The increase in net revenue for the third quarter includes $5.7 million in revenue from services performed for new clients. A decline in revenues from ongoing routed coverage of $.6 million was partially offset by increases in project revenue of $.3 million during the quarter.

Field service costs increased $4.4 million, or 19.8%, to $26.5 million in the third quarter of 1996 compared to $22.1 million in the third quarter of 1995. Field service costs are comprised principally of field labor and related costs and expenses required to provide routed coverage, project activities, key account management and related technology costs, as well as the field overhead required to support the activities of these groups of employees. The increase in field service costs was in line with the increase in net revenues. As a percentage of net revenues, field service costs were 78.8% in the third quarter of 1996 compared to 78.4% in the third quarter of 1995.

Selling expenses of $2.9 million were approximately the same as last year. As a percentage of net revenues, selling expenses decreased to 8.6% in the third quarter of 1996 from 9.6% in the third quarter of 1995.

General and administrative expenses increased $0.5 million, or 29.5%, to $2.1 million in the third quarter of 1996 from $1.6 million in the third quarter of 1995. General and administrative expenses increased primarily as a result of higher payroll costs due to increased staffing in general management and management information services that were required to support overall business growth, and salary increases in the ordinary course of business. As a percentage of net revenues, general and administrative expenses amounted to 6.4% in the third quarter of 1996 compared to 5.9% in the third quarter of 1995.

Depreciation and amortization expenses remained approximately the same for the third quarter of 1996 and 1995.

Interest income was $0.3 million during the third quarter of 1996. The interest income resulted from the investment of a portion of the Company's initial public offering proceeds in interest bearing securities. These investments produced interest earnings throughout the third quarter of 1996. The Company had no interest expense during the third quarter of 1996.

Income taxes were $0.9 million in the third quarter of 1996 and approximately $0.5 million in the third quarter of 1995, representing an effective rate of 38.9% and 35.1%, respectively. The 1996 and 1995 tax rates differed from an expected combined federal and state tax rate of 40% due principally to interest earned in 1996 from tax exempt securities and to a $0.1 million reduction in the valuation allowance caused by the utilization of net operating loss carryforwards in 1995.

Net income increased approximately $0.4 million, or 40.3%, to approximately $1.3 million in the third quarter of 1996, from approximately $1.0 million in the third quarter of 1995, primarily as a result of increased revenues, the reduction in operating expenses as a percent of sales and interest income from investment of the proceeds of the initial public offering.

Results of Operations - Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995:

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                        Nine Months Ended September 30,
                                        -------------------------------
                                              1996         1995
                                              ----         ----
Net revenues                                  100%          100%
Operating expenses:
  Field service costs                        79.2%         78.3%
  Selling expenses                            9.8%          9.8%
  General and administrative expenses         6.6%          6.3%
  Depreciation and amortization               0.5%          0.5%
                                             -----         -----

Total operating expenses                     96.1%         94.9%
                                             -----         -----

Operating income                              3.9%          5.1%
Interest (income) expense, net               (0.7%)         0.5%
                                             -----        -----

Income before provision for income taxes      4.6%          4.6%
Provision for income taxes                    1.8%          1.6%
                                             -----        -----

Net income                                    2.8%          3.0%
                                             -----        -----
                                             -----        -----

Net revenue increased $8.2 million, or 10.4%, to $86.7 million in the first nine months of 1996 from $78.5 million for the corresponding period of 1995. The increase in net revenue includes $6.4 million in revenue from services performed for new clients. Revenues for the nine months ended September 30, 1996 from ongoing routed coverage increased $.3 million and project revenue increased $1.5 million from the corresponding period in 1995.

Field service costs increased $7.1 million, or 11.6%, to $68.6 million in the first nine months of 1996 compared to $61.5 million for the corresponding period of 1995. The increase in field service costs was the result of increased operating costs associated with revenue growth and a reduction of margins due to a strategic decision by the Company to maintain employment levels in field service and field management personnel in anticipation of new business in the second quarter. As a percentage of net revenues, field service costs increased to 79.2% in the first nine months of 1996 from 78.3% for the corresponding period of 1995.

Selling expenses increased $0.8 million or 10.3%, to $8.5 million in the first nine months of 1996 from $7.7 million for the corresponding period of 1995.
As a percentage of net revenues, selling expenses were 9.8% in both the first nine months of 1996 and 1995.

General and administrative expenses increased $0.8 million, or 16.0%, to $5.7 million in the first nine months of 1996 from $4.9 million for the corresponding period of 1995. General and administrative expenses increased primarily as a result of higher payroll costs due to increased staffing in general management and management information services that were required to support overall business growth, salary increases in the ordinary course of business, and legal expenses associated with the negotiation of a significant new contract. As a percentage of net revenues, general and administrative expenses increased to 6.6% in the first nine months of 1996 from 6.3% for the corresponding period of 1995. The increase was principally the result of the increased spending noted above and lower than anticipated net revenues.

Depreciation and amortization expenses remained approximately the same for the first nine months of 1996 and 1995.

Net interest income was $0.6 million during the first nine months of 1996. Interest expense in the corresponding period of 1995 was $0.4 million. The interest income resulted from the investment of a portion of the Company's initial public offering proceeds in interest bearing securities.

Income taxes were $1.6 million for the first nine months of 1996 and approximately $1.3 million in the corresponding period of 1995, representing an effective rate of 39.1% and 35.1%, respectively. The 1996 and 1995 tax rates differed from an expected combined federal and state tax rate of 40% due principally to interest earned from tax exempt securities in 1996 and to a $0.2 million reduction in the valuation allowance caused by the utilization of net operating loss carryforwards in 1995.

Net income remained approximately the same for the first nine months of 1996 and 1995. Increases in revenues were offset by higher field service costs and other expenses.

RISK FACTORS

The following risk factors should be carefully reviewed in addition to the other information contained in this Quarterly Report on Form 10-Q.

Concentrated Client Base

The Company's success is dependent in part upon its ability to maintain its existing clients and to obtain new clients. The Company's ten largest clients generated approximately 61.3% and 59.8% of the Company's net revenue for the quarters ended September 30, 1996 and 1995, respectively, and 58.1% and 59.8% of net revenue for the nine month periods ended September 30, 1996 and 1995, respectively. During these periods, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than (i) Buena Vista Home Video which accounted for approximately 16.9% for the quarter ended September 30, 1996; (ii) S.C. Johnson Wax, which accounted for approximately 11.5% of net revenues for the nine month period ended September 30, 1996, and 10.6% for the quarter ended September 30, 1995; and (iii) Thrifty Payless, Inc. which accounted for approximately 15.0% and 14.4% for the quarter and for the nine month period ended September 30, 1995, respectively. The Company's contracts with its clients range from one to five years. PIA believes that the uncollectibility of amounts due from any of its large clients, the loss of one or more of such clients, a significant reduction in business from such clients, or the inability to attract new clients, could have a material adverse effect on the Company's results of operations.

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

Uncertainty of Commission Income

Approximately 15.3% and 18.4% of the Company's net revenues for the quarter and nine month period ended September 30, 1996, respectively, was earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Some of these contracts also provide for a guaranteed minimum compensation to the Company. Commissions paid to PIA under these contracts have had a significant effect on the Company's profitability in certain quarters.

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

     Item 1: Legal Proceedings
                 None

     Item 2: Changes in Securities
                 None

     Item 3: Defaults Upon Senior Securities
                 None

     Item 4: Submission of Matters to a Vote of Security Holders
                 None

     Item 5: Other Information
                 None

     Item 6: Exhibits and Reports on Form 8-K.
                 (27)  Financial Data Schedules

                 The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PIA MERCHANDISING SERVICES, INC.
                                   (Registrant)



                                   By:     /s/       Clinton E. Owens
                                      --------------------------------------
                                         Clinton E. Owens
                                         Chairman of the Board and
                                         Chief Executive Officer



                                   By:     /s/       Roy L. Olofson
                                      --------------------------------------
                                         Roy L. Olofson
                                         Executive Vice President and
                                         Chief Financial Officer


Dated:  November 14, 1996