Form 10-K
period 1996-12-31
PIA MERCHANDISING SERVICES INC
filed 1997-03-31
CIK 1004989

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1996
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                         Commission file number 0-27824


                        PIA MERCHANDISING SERVICES, INC.

             (Exact name of registrant as specified in its charter)

                          Delaware                                          33-0684451
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

         19900 MacArthur Boulevard, Suite 900, Irvine, California 92715
                    (Address of principal executive offices)

       Registrant's telephone number, including area code:  (714) 476-2200

        Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 21, 1997, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $18,063,208.

     The number of shares of the Registrant's Common Stock outstanding as of March 21, 1997 was 5,899,558 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on June 6, 1997 are incorporated by reference into Part III hereof.

                        PIA MERCHANDISING SERVICES, INC.

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                      INDEX



                                                                           Page
                                                                           ----
                                     PART I

Item 1.   Business                                                           1
Item 2.   Properties                                                        17
Item 3.   Legal and Administrative Proceedings                              17
Item 4.   Submission of Matters to a Vote of Security Holders               17

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder
               Matters                                                      18
Item 6.   Selected Financial Data                                           18
Item 7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                        20
Item 8.   Financial Statements and Supplementary Data                       24
Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                         24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                25
Item 11.  Executive Compensation                                            25
Item 12.  Security Ownership of Certain Beneficial Owners and Management    25
Item 13.  Certain Relationships and Related Transactions                    25

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   26

Signatures                                                                  28

                                     PART I


     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS ARE IN THE SECOND PARAGRAPH UNDER "BUSINESS--INDUSTRY OVERVIEW--SHIFT OF MERCHANDISING SERVICES
TO MANUFACTURERS," THE SOLE PARAGRAPH UNDER "BUSINESS--INDUSTRY OVERVIEW-- INCREASE IN MERCHANDISING SERVICES REQUIRED IN OTHER RETAIL CHANNELS," THE FIRST PARAGRAPH UNDER "BUSINESS--BUSINESS STRATEGY," THE SOLE PARAGRAPH UNDER "BUSINESS--BUSINESS STRATEGY--STRENGTHEN THE COMPANY'S RETAILER RELATIONSHIPS," THE SOLE PARAGRAPH UNDER "BUSINESS--BUSINESS STRATEGY--ADAPT DIVISION OPERATING STRUCTURE TO CHANGING MARKET DEMAND," THE SOLE PARAGRAPH UNDER "BUSINESS-- BUSINESS STRATEGY--SERVE EMERGING DEMAND FOR DEDICATED SERVICES," THE SOLE PARAGRAPH UNDER "BUSINESS--BUSINESS STRATEGY--INCREASE THE COMPANY'S UTILIZATION OF INFORMATION TECHNOLOGY," THE FIRST PARAGRAPH UNDER "BUSINESS--DESCRIPTION OF SERVICES," THE THIRD, FIFTH AND SEVENTH PARAGRAPHS UNDER "BUSINESS--CUSTOMERS," THE SOLE PARAGRAPH UNDER "RISK FACTORS--HISTORY OF LOSSES," THE SOLE PARAGRAPH UNDER "RISK FACTORS--LOSS OF SYNDICATED BUSINESS," THE SOLE PARAGRAPH UNDER "RISK FACTORS--INDUSTRY CONSOLIDATION; CONCENTRATED CLIENT BASE," THE SECOND PARAGRAPH UNDER "RISK FACTORS--COMPETITION," THE SECOND PARAGRAPH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OVERVIEW," AND THE SECOND PARAGRAPH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995." ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW UNDER "RISK FACTORS."

     SEE THE GLOSSARY AT PAGE 15 FOR A DESCRIPTION OF CERTAIN TERMS THAT ARE USED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K.

ITEM 1.  BUSINESS.

GENERAL

     PIA Merchandising Services, Inc. ("PIA" or the "Company") is a supplier of in-store merchandising and sales services in the United States and Canada. The Company provides these services primarily on behalf of branded product manufacturers at approximately 20,000 retail grocery stores, 5,000 mass merchandiser stores and 13,000 chain drug and deep discount drug stores.

     The Company currently provides three principal types of services: ongoing full services, known as syndicated services, project services and dedicated services for specific clients.

     Syndicated services consist of regularly scheduled, routed merchandising services provided at the store level for manufacturers, primarily under one year contracts. PIA's syndicated service organization performs services for multiple manufacturers, including, in some cases, for manufacturers whose products are in the same product category. Syndicated services include checking to insure that client product items authorized for distribution are in stock and on the shelf, cutting in products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, insuring that shelf tags are in place, checking for the overall salability of clients' products, and performing new product and promotion selling.

     Project services consist primarily of special in-store services initiated by retailers and manufacturers, such as seasonal, new product, special promotion and installation activities. These services are typically used for large scale implementations over 30 to 60 days. The Company also performs other project services, such as new store sets and existing store resets, remerchandisings, remodels and category implementations, under syndicated services contracts or stand-alone project contracts.

     Dedicated services consist of merchandising services, generally as described above, that are performed for a specific retailer or manufacturer by a dedicated organization, including a management team, working exclusively for that retailer or manufacturer. These services are provided primarily under multi-year contracts.

     As part of its syndicated, project and dedicated services, PIA also collects and provides to certain clients a variety of merchandising data that is category, product and store specific.

     PIA, organized in 1943, historically has provided merchandising services in grocery retail chains on behalf of manufacturers. Until 1989, the Company operated exclusively in grocery retail chains in California and Arizona. In mid-1988, Clinton E. Owens, the Company's current Chairman and Chief Executive Officer, concluded that a national merchandising company could capitalize on developments within the retail grocery industry by providing merchandising services to a variety of manufacturers supplying the industry. In August 1988, Mr. Owens and Riordan, Lewis & Haden, a private investment firm, completed an acquisition of the Company. In 1990, PIA implemented a national expansion strategy to cover the grocery trade, and in 1991 began providing services to grocery retailers themselves. In 1993, the Company expanded its focus to address additional retail channels, including mass merchandiser, chain drug and deep discount drug stores. In 1994, PIA began offering dedicated services to retailers and manufacturers. In 1996, the Company established a corporate and division infrastructure for its project services business. The Company currently performs its services primarily on behalf of approximately 180 branded product companies, including S.C. Johnson Wax, Colgate-Palmolive, Lever Brothers, Ralston Purina, Buena Vista Home Video and Hormel Foods. The Company's current retailer clients include American Stores, Eckerd Drug Stores, Wal*Mart, Kmart, Safeway, Vons, Wakefern and Edwards Super Foods.

INDUSTRY OVERVIEW

     A number of trends have been impacting the retail industry and are creating a demand for providers of third party merchandising services such as the Company.

SHIFT OF MERCHANDISING SERVICES

     Historically, merchandising functions were principally performed by employees of retailers, manufacturers and food brokers. Retailers staffed their stores as needed to insure in-stock conditions, the placement of new items on the shelves, and the maintenance of shelf schematics to approved standards. Manufacturers typically deployed their own sales personnel in an effort to insure that their products were in distribution on the shelves and were properly spaced and positioned. However, the primary function of these salespeople was to sell the manufacturers' products and promotions, and not to perform significant in-store services at the shelf level. In addition, food brokers performed retail merchandising services on behalf of the manufacturer in conjunction with their sales efforts. Brokers also often performed work at the shelf level at the request of the retailer and the brokers' principal clients.

     The typical grocery store carries approximately 22,000 items. In an effort to maintain or improve their margins, grocery retailers have broadened their product offerings and services from traditional grocery, household and health and beauty care products to include new product categories such as general merchandise and service departments such as bakery, deli and prepared fast foods. The Company believes that, as a result, these retailers have shifted employee hours away from the traditional maintenance of packaged goods in order to support these new categories and service departments. The Company further believes that, at the same time, retailers have converted many hours of basic merchandising work from full-time professionals to part-time labor, which generally is less skilled and trained. These trends have caused unsatisfactory shelf conditions and an increasing number of out-of-stocks, resulting in lost sales. As a result, retailers began to rely increasingly on manufacturers and food brokers, among others, to support their in-store needs such as new store sets and existing store resets, remerchandisings, remodels and category implementations. As manufacturers were required to provide these retailer-mandated merchandising services, they initially deployed their sales professionals to perform such services. However, manufacturers found that the deployment of sales professionals to perform retail merchandising services was expensive and not an effective use of their resources. As manufacturers' costs to perform these services grew and shelf integrity declined, manufacturers began to outsource these merchandising activities to third parties such as the Company.

     The outsourcing trend to third party merchandisers has resulted in an increasing number of organizations providing services to manufacturers and retailers. In order to reduce the number of third parties they have to manage, to achieve consistent execution of their retail merchandising strategies, and to customize the scope of services performed on their behalf, certain retailers and manufacturers have chosen to consolidate, and others are considering the consolidation of, merchandising services with fewer and more dedicated providers.

RETAILER CONSOLIDATION

     The retail industry is undergoing a consolidation process that is resulting in fewer, larger retailers. These retailers tend to have a wider geographic distribution of stores, yet centralized procurement and decision-making functions at their corporate headquarter. The consolidation trend is evidenced by the acquisition of Eckerds Drug Stores by J.C. Penney, the acquisition of Thrifty PayLess by Rite Aid, and the pending acquisition of Vons by Safeway.

INCREASE IN GROCERY MERCHANDISING SERVICES REQUIRED

     As retailer-mandated activities have continued to increase both in number and type, as well as in the amount of labor required to perform them, manufacturers have increased their use of third party suppliers. For example, additional category implementation activities are required to effect retailers' in-store schematics, which are changing with increasing frequency as the result of a growing number of new product introductions each year. Further, retailers are continuing a high level of resets, remerchandisings and remodels of entire stores to respond to an increasing number of changes in product mix and to keep their stores fresh and updated in a highly competitive environment. PIA estimates that these activities have doubled in frequency over the last five years, so that most stores are currently remerchandised or remodeled every 24 months. In certain areas of the country and with certain retailers, these activities are conducted annually.

INCREASE IN MERCHANDISING SERVICES REQUIRED IN OTHER RETAIL CHANNELS

     Unlike the merchandising services performed for grocery retailers, work performed by manufacturers in mass merchandiser, chain drug and deep discount drug stores has historically been much less demanding. In these retail channels, retailers performed most of their own merchandising work. However, the Company believes that as these retailers have become more competitive with the traditional grocery industry, they are attempting to maintain their margins by increasingly requesting support from the manufacturer community to provide merchandising services similar to those provided to the grocery retailers. Further, these retailers have become increasingly important to manufacturers, causing these manufacturers to provide greater retail focus and support to insure that out-of-stock conditions are reduced, authorized items are available, and general product conditions are favorable. The manufacturers have become particularly sensitive to the requirements of seasonal and special promotion activities, which require rapid and effective in-store support in order to maximize sales results.

INCREASE IN USE OF INFORMATION TECHNOLOGIES

     Information technology is playing an increasingly important role in the retail industry, particularly in light of industry initiatives towards efficient consumer response ("ECR") and category management. Retailers and manufacturers have expanded their use of information technology in order to manage product distribution in stores, item placements on the shelves, and off-shelf displays. In particular, retailers and manufacturers are increasingly looking for causal data (e.g., display, pricing and product adjacency information) that is category and store specific. This information is used by both retailers and manufacturers to make decisions regarding ECR, category management and shelf management issues, new product and promotion plans, and enables retailers to tailor their stores to regional demographics.

BUSINESS STRATEGY

     PIA believes that the increasing demand for national solutions to manufacturers' varied merchandising requirements, together with the consolidation of the retail industry, the increase in required merchandising services, and the increased use of information technology, will foster the growth of those companies that can provide these solutions, have the flexibility to respond to the changing retail environment and have the financial resources to provide rapid deployment of merchandising resources. The Company has developed a strategy that it believes will address these industry trends. The major components of PIA's strategy are as follows:

POSITION THE COMPANY AS A NATIONAL, FULL SERVICE RETAIL SOLUTIONS COMPANY

     PIA's objective is to strengthen its position as a leading national supplier of retail solutions by expanding the services that it offers, including category management, retail and secondary headquarters selling, data gathering, interpretation and management, and telemarketing, to both its existing and prospective manufacturer clients and its newer and prospective retailer clients, and to offer its existing and newer services in additional retail channels.

STRENGTHEN THE COMPANY'S RETAILER RELATIONSHIPS

     PIA believes that by becoming an integral part of the retailers' shelf and category management planning programs, it will provide added value to retailers and foster relationships that will result in additional business for the Company. PIA is implementing this strategy by establishing retailer teams to focus on the needs of particular retailers, such as the teams currently in place at Wal*Mart, Kmart and American Stores. The Company also provides key account managers to retailers, along with the shelf technology which the retailers use in their category management departments. PIA is also providing to retailers the use of its software program, Merchandisers Toolbox. See "-- Increase the Company's Utilization of Information Technology" below. The Company believes that this enhanced relationship will position PIA to attract new clients, as satisfied retailers are more likely to recommend PIA to suppliers, and these suppliers are more likely to view PIA favorably due to its close relationship with retailers.

ADAPT DIVISION OPERATING STRUCTURE TO CHANGING MARKET DEMAND; ENHANCE CLIENT SERVICE

     The Company believes that a more flexible field organization and applied information technology offer opportunities to simultaneously enhance service to syndicated clients that are demanding more customized syndicated and special services programs, while also creating increased operational synergy with the Company's growing project business. PIA is also committed to providing its customers with quality service enhancements.

EXPAND THE COMPANY'S CLIENT BASE

     In order to expand its client base, the Company is emphasizing new client business development in areas outside of its traditional focus in the food, household and health and beauty care categories. For example, PIA has established relationships with manufacturers in the telecommunications, information technology and home appliance industries. The Company also intends to offer its services to prospective clients in additional retail channels, including home improvement centers, computer/electronic stores, toy stores, convenience stores and office supply stores. No assurance can be given that the Company will be able to expand its business into these additional retail channels.

SERVE EMERGING DEMAND FOR DEDICATED SERVICES

     PIA believes that certain retailers and manufacturers will increasingly prefer merchandising service on a dedicated basis, and that the significant size of such contracts requires substantial financial, recruitment, deployment, reporting and management capabilities. The Company believes that it is well-positioned to serve this emerging need for dedicated services.

INCREASE THE COMPANY'S UTILIZATION OF INFORMATION TECHNOLOGY

     PIA believes that its commitment to technology will provide it with a long-term competitive advantage. The Company's Stor*Trak II information system is scheduled to be deployed in the first quarter of 1997 with approximately 600 field merchandisers. Stor*Trak II will replace the Company's existing Stor*Trak I information system and will enhance PIA's ability to provide causal data that is category and store specific. Stor*Trak II will enable both PIA and its manufacturer clients to have timely, actionable information regarding the status of certain targeted products and stores. The Company believes that this technology will present increased opportunities for PIA on project specific requests from manufacturers. PIA also expects to use this technology to expand its informational services consulting capabilities. Additionally, the Company will continue to provide its proprietary software program, Merchandisers Toolbox, to certain retailers. This program is designed to manage the deployment of manufacturer supplied labor, to measure their performance against the retailers' in-store deployment plans and to develop databases that include a "blueprint" of a store by category. The Company also expects that its key account managers will continue to use shelf technology programs which the Company licenses from A.C. Nielsen, IRI and Intactix.

DESCRIPTION OF SERVICES

     The Company provides a broad array of merchandising services on a national, regional and local basis to manufacturers and retailers. PIA believes that its full-line capability of developing plans at one centralized headquarters location, executing chain wide, fully integrated national solutions and implementing rapid, coordinated responses to needs on a real time basis differentiates the Company from its competitors. The Company also believes that its centralized decision-making ability, local follow-through, ability to recruit, train and supervise merchandisers, ability to perform large-scale initiatives on short notice and strong retailer relationships provide it with a competitive advantage over local, regional or retailer specific competitors.

     The Company provides its merchandising and sales services primarily on behalf of branded product manufacturers at approximately 20,000 retail grocery stores, 5,000 mass merchandiser stores and 13,000 chain drug and deep discount drug stores. PIA currently provides three principal types of merchandising and sales services: syndicated, project and dedicated services. PIA operates its syndicated and project services businesses through two regional and eight division offices. These offices enable PIA to interact on a local basis with its manufacturer clients and with retailers.

     SYNDICATED SERVICES

     Syndicated services consist of regularly scheduled, routed merchandising services provided at the store level for manufacturers, primarily under one year contracts. PIA's syndicated service organization performs services for multiple manufacturers including, in some cases, manufacturers whose products are in the same product category. Syndicated services include checking to insure that client product items authorized for distribution are in stock and on the shelf, cutting in products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, insuring that shelf tags are in place, checking for the overall salability of clients' products, and performing new product and promotion selling. The Company's syndicated services are performed principally by full-time retail sales merchandisers, retail sales specialists, key account managers and district and division managers.

     RETAIL SALES MERCHANDISERS. PIA's retail sales merchandisers ("RSM"s) perform regularly scheduled, routed coverage services at the store level. These services include a review of the retailer's shelves and the appropriate store (or chain) prepared shelf schematic (a diagram that lists the specific location and shelf space to be allocated for all items within a section) to insure that all clients' approved products are available for sale in the store, that such products have the approved shelf placement and number of facings (the horizontal and vertical space occupied by a package front) on the shelf, and that the approved shelf tag is in position. If a product is not in distribution, the RSM "cuts in" the product if it is available in the store's product storage area. If a product is unavailable, the RSM prepares a place on the shelf for this product and a shelf tag. The presence of a shelf tag is critical to a store's ability to reorder an individual stock keeping unit ("SKU") from the distribution center. The RSM checks for the presence of and replaces, if necessary, the shelf tags for all client SKUs. The RSM also reviews all SKUs for product freshness, if appropriate, and for general salability.

     KEY ACCOUNT MANAGERS. On behalf of its manufacturer clients, PIA deploys key account managers ("KAM"s) inside most of the major retail chains.
 These KAMs, who are assigned exclusively to a single retailer, work with the corporate headquarters' staff of these retailers in the execution of category management initiatives and in the development and implementation of shelf schematics. The KAMs provide both the manufacturer and PIA with a headquarter's perspective of the retailer and its primary objectives at the store level. The KAMs work with manufacturer clients to develop and achieve their merchandising goals, including those related to product distribution, shelf placement, the number of facings for particular products, and product adjacencies. The KAMs also work with manufacturer clients to gain retailer authorization for new products and approval of new category schematics that are compatible with the retailer's own category management strategies. PIA generally attempts to position its KAMs within the retailer's organization in a leadership capacity, both in category management and vendor deployment activities. The KAM is typically placed within the retailer's shelf technology department and is equipped with the specific shelf technology software utilized by the retailer. Within a number of retailers, the KAMs also operate Merchandisers Toolbox. See "--Information Technology Services." The KAMs work with the retailer in the development of new shelf schematics, category layouts and, in some cases, total store space plans. The Company is also training its KAMs in category management in order to provide further value to both the Company's manufacturer clients and to the retailer. PIA currently employs over 200 KAMs at approximately 85 retailers nationwide.

     PROJECT SERVICES

     Project services consist primarily of special in-store services initiated by retailers and manufacturers, such as seasonal, new product, special promotion and installation activities. These services are typically used for large scale implementations over 30 to 60 days. The Company also performs other project services, such as new store sets and existing store resets, remerchandisings, remodels and category implementations, under syndicated service contracts or stand-alone project contracts.

     During the fourth quarter of 1996, the Company established a corporate, centralized project management group, and created operations, client service and marketing functions dedicated to project work in its eight divisions. The Company's project services are performed principally by a flex-time force of approximately 3,000 merchandisers, known as the "Surge force," who work for the Company on demand. The Surge force, which is also used to supplement the Company's full-time merchandisers in the performance of syndicated services, enables the Company to be responsive to client and retailer needs on short notice. These merchandisers are deployed by PIA's operations managers from the Company's various division offices, typically to accomplish services on behalf of PIA's manufacturer clients such as new store sets and existing store resets, remerchandisings, remodelings and category implementations, as well as a variety of other services. The Surge force is also deployed to perform special projects inside retail stores, such as rack construction and installation, and display construction and maintenance. Members of the Surge force are recruited, trained and managed by the Company. These merchandisers are entry-level personnel who also provide the Company with a source of additional full-time RSMs. For ease of administration, the Company pays the Surge force through a third party payrolling service.

     DEDICATED SERVICES

     Dedicated services consist of merchandising services, generally as described above, that are performed for a specific retailer or manufacturer by a dedicated organization, including a management team, working exclusively for that retailer or manufacturer. These services are provided primarily under multi-year contracts.

     The Company believes that it pioneered the concept of dedicated service in 1994 with a program designed for Thrifty PayLess Drug Stores. The program covered 995 stores, and PIA was responsible for implementing product selection changes and resetting all categories to meet Thrifty PayLess' category management plans. In implementing the program, PIA was able to ensure that new products were placed on the shelf within five days of availability and section changes were completed within ten days. Thrifty PayLess was acquired by Rite Aid in 1996, and the contract was not renewed beyond December 1996.

     The Company expanded the dedicated service concept during 1996 when it formed a dedicated group to provide merchandising services for Buena Vista Home Video. This group works exclusively for Buena Vista at the retailer level in providing merchandising services for Buena Vista's home video and related products.

     The Company's revenues from the Thrifty PayLess and Buena Vista contracts accounted for 6.6% and 11.7% of net revenues, respectively, for the year ended December 31, 1996. Revenues from the Thrifty PayLess contract accounted for 13.4% of net revenues for the year ended December 31, 1995.

     INFORMATION TECHNOLOGY SERVICES

     Retailers and manufacturers are expanding their use of information technology in order to better manage product distribution in stores, item placements on the shelves, new product and promotion plans, and off-shelf displays. This information is used to make decisions regarding efficient consumer response, category management and shelf management issues, which enables retailers to tailor stores to the regional demographics of customers. PIA currently provides information-gathering services for certain of its retailer and manufacturer clients. Such services include the collection of causal data in specific store groups, and a variety of other data including the presence of new items at shelf level, the status of out-of-stocks and distribution voids, and the number of facings and positioning of product items. This information is currently collected by PIA personnel using hand-held data entry devices and through the completion of specific response questionnaires, which are then read by an electronic scanner and Interactive Voice Response.
The Company presents its results to the client in a standard or custom format specified by the client. This information is of particular value to the manufacturer that is making significant advertising and promotion decisions based upon its products' status at store level. Additionally, both the retailer and the manufacturer need to understand the level of in-store display activity and point of sale materials usage in support of specific new item introductions and manufacturer funded promotion activities.

     The Company's ability to provide this type of information to its clients will be enhanced and expanded with the introduction of Stor*Trak II, which is scheduled to be deployed in the first fiscal quarter of 1997 with approximately 600 field merchandisers. The use of Stor*Trak II will enable PIA to engage in two-way communications with its major clients, and to build models of client sales and marketing information that PIA intends to market to its clients as a new service. This will allow data regarding shelf and other in-store conditions to be disseminated to the manufacturers' sales and marketing departments on virtually a daily or more frequent basis, thus enabling the clients and PIA to have timely, actionable category and store specific information as to the status of certain targeted products and stores. No assurance can be given that the Company will be successful in marketing its information services.

     The Company also provides to certain retailers its proprietary software program, Merchandisers Toolbox, which is designed to control the deployment of vendor labor and to measure the performance of such vendors against the retailers' deployment plans for virtually all retailer-mandated services in such stores. The Company manages this software on behalf of the retailer and provides scheduling, based on a fair share allocation, for new store sets and existing store resets, remerchandisings, remodels and category implementations. This software also provides reports to the retailer subsequent to the completion of the project, and details actual participation against the schedule. These features enhance the retailers' ability to complete store initiatives quickly. Merchandisers Toolbox also provides total store mapping, which ultimately provides the retailer with a "blueprint" of all of its stores by category.

     RELATED SERVICES

     RETAIL AND SECONDARY HEADQUARTERS SELLING SERVICES. The Company deploys retail sales specialists to provide product selling support for certain manufacturers at the retail store and secondary retailers headquarters buying offices. These services are performed principally for manufacturers that choose to outsource their sales function for calls on wholesaler-supplied individual stores or small chains. Sales services performed by the retail sales specialists include product sales, selling point of sale promotions, discount and allowance programs, and shelf merchandising plans.

     MARKETING AND SALES SERVICES. PIA provides marketing and sales services to emerging manufacturers that have limited capabilities to market, sell and merchandise their own products. The Company consults with these clients in order to assist them in establishing a marketing program, sales collateral material program, order entry and processing discipline, and in gaining initial distribution within retailers. The Company also provides routed merchandising services to some of these clients.

     TELEMARKETING SERVICES. PIA owns 20% of Ameritel, Inc., a company that performs inbound and outbound telemarketing services, including those on behalf of certain of PIA's manufacturer clients. Ameritel provides telemarketing sales services for manufacturers that sell directly into smaller, independent retail stores. The Company believes that its affiliation with Ameritel provides an additional merchandising solution for its packaged products manufacturer and retailer clients.

SALES AND MARKETING

     The Company's sales efforts are structured to develop new business in national and local markets. At the national level, PIA's corporate business development team directs its efforts toward the senior management of prospective clients. At the regional level, sales efforts are principally guided by the two regional general managers who act as a resource for PIA's eight division offices in their efforts to attract new business. At the local level, the Company's sales efforts are handled primarily by division managers.

     The Company's client service executives play an important role in PIA's new business development efforts within its existing manufacturer client base. The Company currently employs 175 account executives, including corporate account executives, division account executives and key account managers. Primarily located in the clients' corporate headquarters, PIA's corporate account executives play a key role in clients' sales and marketing efforts. The corporate account executives plan merchandising and product introductions with the manufacturer so that PIA can achieve the objectives of such clients' major new product and promotional initiatives. In addition, the corporate account executives present PIA's services to the sales and marketing executives of these clients, and utilize marketing data provided by IRI, A.C. Nielsen and others in an effort to ascertain additional market opportunities for such clients at the local level. Division account executives are part of the Company's geographic division teams and work with the local management of the Company's clients. The division account executives' primary responsibility is to work with the client to establish specific, measurable objectives for PIA, and to market additional services. As part of this process, the division account executive is responsible for developing retail merchandising solutions for such objectives. The Company's KAMs are positioned within approximately 85 retailers throughout the country, and provide schematic development and category management support to PIA's clients. Through this relationship, the KAM has become an important source of new business leads, and has enabled PIA to capitalize on the prospects being directed to PIA by the retailer.

     As part of retailer consolidation, retailers are centralizing most administrative functions, including operations, procurement and category management. In response to this centralization and the growing importance of large retailers, many manufacturers have re-organized their selling organizations around a retailer team concept that focuses on a particular retailer. PIA has also responded to this emerging trend by establishing client service offices which are fully staffed to provide the PIA client and the retailer with access to all of PIA's services. PIA currently has retailer teams in place at Wal*Mart (Bentonville, Arkansas), Kmart (Detroit) and American
Stores (Salt Lake City).

     The Company's business development process encompasses a due diligence period to determine the objectives of the prospective client, the work to be performed to satisfy those objectives, and the market value of the work to be performed. PIA employs a formal cost development process which determines the cost of each element of work required to achieve the prospective client's objectives. These costs, together with an analysis of market rates, are used in the development of a quotation approval form which is presented to the Company's pricing committee for approval. The pricing must meet PIA's objectives for profitability which are established as part of the business planning process. After approval of this quotation by the pricing committee, a detailed proposal is presented to the prospective client. Following agreement regarding the elements of service and corresponding rates, a contract is prepared and executed. See "--Customers."

CUSTOMERS

     PIA currently represents approximately 295 manufacturer clients, including approximately 180 branded product manufacturers and approximately 115 private label manufacturers. Prior to 1993, the Company represented its manufacturer clients primarily in the retail grocery industry. Beginning in that year, the Company found that additional opportunities to provide its services existed throughout the much broader marketplace, including mass merchandiser, chain drug and deep discount drug stores, as well as in other retail establishments such as home improvement centers, computer/electronic stores, toy stores, convenience stores and office supply stores. As a result, the Company has contracted with a number of manufacturers to provide services in several of these additional retail markets, and has agreed to provide services to a number of retailers directly, including American Stores, Eckerd Drug Stores, Wal*Mart, Kmart, Safeway, Vons, Wakefern and Edwards Super Foods, among others. More recently, the Company has established relationships with manufacturers in the telecommunications, information technology and household appliances industries.

     The following is a current list of the Company's top 20 manufacturer and retailer clients for which the Company provides services on a regional or national basis, listed in chronological order by year service began:

                                                                 YEAR
                                                                SERVICE
                         CLIENT                                  BEGAN
               --------------------------------------           --------
               Hershey Chocolate Co. . . . . . . . . . . . .     1966
               Hormel Foods. . . . . . . . . . . . . . . . .     1970
               Ralston Purina. . . . . . . . . . . . . . . .     1982
               Consumer Health Care. . . . . . . . . . . . .     1984
               S.C. Johnson Wax. . . . . . . . . . . . . . .     1985
               Benckiser . . . . . . . . . . . . . . . . . .     1988
               Colgate-Palmolive . . . . . . . . . . . . . .     1988
               Gillette. . . . . . . . . . . . . . . . . . .     1990
               Kellogg . . . . . . . . . . . . . . . . . . .     1990
               Safeway . . . . . . . . . . . . . . . . . . .     1992
               Helene Curtis . . . . . . . . . . . . . . . .     1993
               Kimberly Clark. . . . . . . . . . . . . . . .     1993
               Lever Brothers. . . . . . . . . . . . . . . .     1994
               Kmart . . . . . . . . . . . . . . . . . . . .     1994
               Efficient Market Services, Inc. . . . . . . .     1994
               Coors Brewing Company . . . . . . . . . . . .     1994
               Eveready. . . . . . . . . . . . . . . . . . .     1995
               Gourmet Specialties . . . . . . . . . . . . .     1995
               Buena Vista Home Video. . . . . . . . . . . .     1996
               Eckerd Drug Stores. . . . . . . . . . . . . .     1997

During the years ended December 31, 1994, 1995 and 1996, none of the Company's manufacturer or retailer clients accounted for greater than 10% of the Company's net revenues, other than Thrifty PayLess, which accounted for approximately 13% of net revenues for the year ended December 31, 1995, and Buena Vista Home Video and S.C. Johnson which accounted for 11.7% and 10.3% of net revenues, respectively, for the year ended December 31, 1996.

     Most major packaged goods manufacturers sell numerous types of products and brands. Often, the Company does not represent all of the products or brands of a particular manufacturer, but rather only selected products. In addition, the Company does not always represent manufacturers in all geographic regions of the country. As a result, the Company believes that opportunities exist within the Company's current client base to increase its business by expanding the number of brands serviced and the geographic coverage provided for these clients.

     The Company has traditionally sold its syndicated services to manufacturers in a bundled format for a monthly flat fee or, in some cases, for a commission. The Company's commission based contracts generally provide for a monthly draw against commission earnings, which are based on a percentage of the client's net sales to designated retailers, and for periodic reconciliation of commissions earned against the monthly draw. Some of these contracts also provide for a guaranteed minimum compensation to the Company. Substantially all of the Company's current contracts for syndicated services provide for one of these two types of arrangements. Such contracts generally provide for one year terms and are terminable at the end of such term by either party upon 60 days prior written notice.

     As a result of growing retailer-mandated services, the Company bears the risk of increased labor costs under its existing fixed-price contracts. Accordingly, PIA has been engaged in an effort to revise its existing contracts upon their renewal to implement provisions that charge for retailer-mandated services separately from traditional merchandising and shelf maintenance tasks. In addition, the Company has developed a standard contract that provides this activity-based approach to pricing for the Company's more recent customers.
This contract form identifies the retailer-mandated activities PIA will perform on behalf of its clients and establishes limits on those activities during the contract period. The client can purchase activities beyond the established limits for additional compensation. Although the Company has been successful in revising certain of its contracts to include the activity-based approach to pricing, no assurance can be given that PIA will be successful in renewing its remaining contracts on this basis. This approach to pricing and the related contract terms are expected to prevent the Company from performing activities that were not contemplated, and is intended to stabilize the Company's margins under individual contracts.

     The Company typically performs projects under short-term contracts of between 30 and 60 days. PIA's dedicated services are primarily performed under multi-year contracts.

     A number of the Company's largest syndicated services clients have products that compete in the same category. The Company believes that it has successfully met the retail objectives of these clients, and expects that its ability to manage multiple products within a single category will continue. However, due to the competitive nature of certain categories, the Company has granted to some clients the right to approve the Company's ability to represent another client with products in the same category. The Company believes that these arrangements will not impact its long-term ability to represent other clients in these categories.

COMPETITION

     The third party merchandising industry is highly competitive and is comprised of an increasing number of merchandising companies with either specific retailer, retail channel or geographic coverage, as well as food brokers. These companies tend to compete with the Company primarily in the retail grocery channel, and some of them may have a greater presence in certain of the retailers in whose stores the Company performs its services. The Company also competes with several companies that are national in scope, such as Powerforce, Spar/Marketing Force, Pimms and Alpha One. These companies compete with PIA principally in the mass merchandiser, chain drug and deep discount drug retail channels. The Company believes that the principal competitive factors within its industry include breadth and quality of client services, cost and the ability to execute specific client priorities rapidly and consistently over a wide geography.

TRADEMARKS

     PIA-Registered Trademark- is a registered trademark of the Company. In addition, the Company has applied for a copyright on its Merchandisers Toolbox software. Although the Company believes that its trademarks may have value, the Company believes that its services are sold primarily on the basis of breadth and quality of service, cost and the ability to execute specific client priorities rapidly and consistently over a wide geography. See "--Industry Overview" and "--Competition."

EMPLOYEES

     At December 31, 1996, the Company employed approximately 1,440 full-time employees, of whom approximately 65 worked in executive, administrative and clerical capacities at the Company's corporate headquarters, and approximately 1,375 of whom worked in division offices nationwide. Approximately 225 of the Company's employees are covered by contracts with labor unions. The Company considers its relations with its employees and its employees' unions to be good. The Company also uses the services of up to 3,000 flex-time personnel who are payrolled through a company that is not affiliated with PIA. See "Description of Services--Project Services."


                                  RISK FACTORS


     THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY REVIEWED IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K.

HISTORY OF LOSSES

     During the years ended December 31, 1992 and 1993, the Company incurred significant losses and experienced substantial negative cash flow. The Company had net losses of $3.2 million and $2.6 million for the years ended December 31, 1992 and 1993, respectively. These losses resulted primarily from additional field service costs to provide routed coverage in grocery stores for relatively few clients in newly-opened regions during the Company's continuing national expansion in 1992 and 1993, and from the write-off of $1.7 million in goodwill in 1992. In addition, the Company recently announced that it expects to incur a loss for the first fiscal quarter of 1997, and that it expects 1997 operating results to be substantially less than the prior year. There can be no assurance that the Company will not sustain further losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

LOSS OF SYNDICATED BUSINESS

     PIA's business mix has changed significantly over the last year and is expected to continue to change during 1997 in response to client needs and the evolving third party merchandising industry. Due in part to industry consolidation and increased competition, the Company has lost a substantial amount of syndicated services business over the last 12 months, and has not sold any sizeable new syndicated business to compensate for this loss. This business has historically required a significant fixed management and personnel infrastructure. Accordingly, the loss of syndicated business, without offsetting gains, has a material adverse effect on the Company's results of operations.

INDUSTRY CONSOLIDATION; CONCENTRATED CLIENT BASE

     The retail industry is undergoing a consolidation process that is resulting in fewer, larger retailers. The Company's success is dependent in part upon its ability to maintain its existing clients and to obtain new clients. As a result of industry consolidation, the Company has lost certain clients, and this trend could continue to have a negative effect on the Company's client base and results of operations. The Company's ten largest clients generated approximately 59%, 56% and 57% of the Company's net revenues for the years ended December 31, 1994, 1995 and 1996, respectively. During these periods, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than Thrifty PayLess, which accounted for approximately 13% of net revenues for the year ended December 31, 1995, and Buena Vista Home Video and S.C. Johnson which accounted for 11.7% and 10.3% of net revenues, respectively, for the year ended December 31, 1996. The majority of the Company's contracts with its clients for syndicated services have one-year terms. PIA believes that the uncollectibility of amounts due from any of its large clients, the loss of one or more of such clients, a significant reduction in business from such clients, or the inability to attract new clients, would have a material adverse effect on the Company's results of operations.

COMPETITION

     The third party merchandising industry is highly competitive and is comprised of an increasing number of merchandising companies with either specific retailer, retail channel or geographic coverage, and food brokers. These competitors tend to compete with the Company primarily in the retail grocery channel, and some of them may have a greater presence in certain of the retailers in whose stores the Company performs its services. The Company also competes with several companies that are national in scope, such as Powerforce, Spar/Marketing Force, Pimms and Alpha One. These companies compete with PIA principally in the mass merchandiser, chain drug and deep discount drug retail channels.

     The Company believes that the principal competitive factors within its industry include quality of service, cost and the ability to execute specific client priorities rapidly and consistently over a wide geography. If any of the Company's major competitors were to seek to gain or retain market share by reducing its prices, the Company could experience downward pressure on the prices that it charges for certain elements of its services. The Company has been forced periodically to adjust its prices to retain certain business. There can be no assurance that these competitors will not reduce their prices, or that in the future the Company will not face greater competition from other national or regional merchandising companies or food brokers.

INCREASE IN SERVICES REQUIRED UNDER FIXED PRICE CONTRACTS

     Manufacturers who sell their products through retail grocery stores generally are required by the retailer to provide labor support inside these stores for a variety of purposes, including new store sets and existing store resets, remerchandisings, remodels and category implementations. The Company has historically contracted with its manufacturer clients to provide these services, among others, for a monthly flat fee or, in some cases, for a commission. Substantially all of the Company's current contracts provide for one of these two types of arrangements. As requests for retailer-mandated services and new product introductions by manufacturers have increased over the past several years, the Company's labor expense has increased without any related increase in its revenue. Consequently, the Company has reevaluated its approach to contracting with its clients, and has revised certain of its existing contracts upon their renewal to implement provisions that charge for retailer-mandated services separately from traditional merchandising and shelf maintenance tasks. No assurance can be given that the Company will be successful in renewing the remaining contracts on this basis.

UNCERTAINTY OF COMMISSION INCOME

     Approximately 17.2% of the Company's net revenues for the year ended December 31, 1996 was earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Under certain of these contracts, the Company generally receives a draw on a monthly or quarterly basis, which is then applied against commissions earned. Adjustments are made on a monthly or quarterly basis upon receipt of reconciliations between commissions earned from the client and the draws previously received. The reconciliations typically result in commissions owed to the Company in excess of previous draws; however, the Company cannot predict with accuracy the level of its clients' commission-based sales. Accordingly, the amount of commissions in excess of or less than the draws previously received will fluctuate and can significantly affect the Company's operating results in any quarter.

DEPENDENCE ON SENIOR MANAGEMENT

     The Company is dependent upon the services of its officers and the key management personnel involved in its field organization. The loss of the services of one or more of these individuals could have a material adverse effect on the Company. The Company carries term life insurance on Clinton E. Owens, the Company's Chairman and Chief Executive Officer.

CONTROL BY CERTAIN STOCKHOLDERS

     Riordan, Lewis & Haden, a private investment firm, beneficially owns approximately 28% of the Company's outstanding Common Stock, and the Company's directors and officers, in the aggregate, beneficially own approximately 18% of the Company's outstanding Common Stock (excluding the shares owned by Riordan, Lewis & Haden which are deemed to be beneficially owned by Mr. Haden). As a result, such persons, if they act together, generally will be able to elect all directors, exercise control over the business, policies and affairs of the Company and will have the power to approve or disapprove most actions requiring stockholder approval, including amendments to the Company's charter and by-laws, certain mergers or similar transactions, sales of all or substantially all of the Company's assets, and the power to prevent or cause a change in control of the Company. In the future, this situation could make the acquisition of control of the Company and the removal of existing management more difficult.

RESTRICTIONS ON DIVIDENDS

     The Company has never paid dividends on its capital stock, and currently intends to retain any earnings or other cash resources to finance future growth. The Company's credit agreement also prohibits the payment of cash dividends on the Common Stock.

EFFECT OF CERTAIN CHARTER PROVISIONS; ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BY-LAWS AND DELAWARE LAW

     The Company's Board of Directors has the authority to issue up to 3,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company. Further, certain provisions of the Company's Certificate of Incorporation (e.g., the inability of stockholders of the Company to act by written consent) and By-laws (e.g., the requirement that the holders of shares entitled to cast no less than 30% of the votes at a special meeting of stockholders may call such a special meeting) and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company, which could adversely affect the market price of the Company's Common Stock.

                                    GLOSSARY



     THE FOLLOWING GLOSSARY INCLUDES DEFINITIONS OF CERTAIN GENERAL INDUSTRY TERMS AS WELL AS TERMS RELATING SPECIFICALLY TO THE COMPANY.

     CATEGORY - A segment or sub-segment of a department within a retail outlet. For example, the health and beauty care department consists of several categories such as oral care and shampoo; and the shampoo section is divided into sub-categories such as salon formulas and dandruff control.

     CATEGORY MANAGEMENT - A process for managing a retailer's or a manufacturer's business that recognizes categories as strategic business units for the purpose of planning sales and profit objectives.

     CAUSAL DATA - Data that defines the factors within a retail outlet that impact sales. These factors usually include display, pricing and product adjacency information.

     CHAIN DRUG STORE - A retail drug outlet that has conventional non-discounted pricing structure, and a wider variety of product selection than is found in a deep discount drug store.

     CUT-IN - The process of adding a new item to a section within a retail outlet. A cut-in often requires the implementation of a schematic.

     DEEP DISCOUNT DRUG STORE - A retail drug outlet that offers everyday discounted pricing, typically the result of volume purchases. The store offers a more limited variety of items and sizes than is found in a chain drug store.

     EFFICIENT CONSUMER RESPONSE (ECR) - A grocery industry strategy in which retailers and manufacturers incorporate the principles of efficient replenishment with effective assortment and promotion of products.

     FACING - The horizontal and vertical space occupied by a package front when displayed on a store shelf.

     KEY ACCOUNT MANAGER (KAM) - A KAM is assigned exclusively to a single retailer and works with that retailer's corporate headquarters staff in the execution of category management initiatives and in the development and implementation of shelf schematics.

     MASS MERCHANDISER - The segment of retailers that offers multi-departments in a single location, each of which is typically quite large (at least 75,000 square feet). Examples include Kmart and Wal*Mart.

     NEW STORE SET - The initial merchandising of a new retail outlet that was either built or acquired.

     OUT-OF-STOCK - A situation that exists when a product normally carried by a retailer is temporarily unavailable. This means that shelf allocation exists, but inventory has been depleted.

     REMERCHANDISING - A retail unit that is enhanced by the relocation of sections, aisles and/or departments, and usually involves the total store.

     REMODEL - A retail unit that is enhanced by enlargement and/or redesign. Structural changes most often result in departments and/or services being added or deleted, which requires the relocation of most products and sections within the store.

     RESET - Relocation of products within a given category or section of a retail store. A reset typically involves removal of all products from the retailer's shelves, restocking of products and reallocation of space.

     RETAIL AND SECONDARY HEADQUARTERS SELLING - Refers to the selling of products and/or taking of orders in chains which do not operate their own warehouses and in stores having the authority to purchase and/or approve orders.

     RETAIL SALES MERCHANDISER (RSM) - An RSM performs regularly scheduled, routed coverage services at the store level. The RSM's primary responsibility is the retail distribution of the client's products in accordance with the retailer's schematics or agreed upon merchandising objectives.

     RETAIL SALES SPECIALIST - A retail sales specialist provides product selling support for certain manufacturers at the retail store and secondary retailers headquarters buying offices.

     RETAILER - An operator of retail stores or groups of retail stores that are also referred to as chains.

     ROUTED - A group of stores to which Company personnel are required to visit on a regularly scheduled, recurring basis.

     SCHEMATIC - A diagram that lists the specific location and shelf space to be allocated for all items within a section. The schematic also contains data relating to merchandising such as width, depth of shelving, shelf elevations and height of gondola.

     STOCK KEEPING UNIT (SKU) - A unit of product having its own unique size/weight and product description.

     VOID - A situation that exists when a product is not carried by a retailer and there is no allocated space or reorder tag present.

                                ----------------

               COMPANIES NAMED IN THIS ANNUAL REPORT ON FORM 10-K

     The following companies, among others, are mentioned in this Prospectus:
A.C. Nielsen Company ("A.C. Nielsen"); Alpha One; American Stores Co. ("American Stores"); Joh. A. BenckiserGmbH ("Benckiser"); Buena Vista Home Video, Inc. ("Buena Vista Home Video" and "Buena Vista"); Colgate-Palmolive Company ("Colgate-Palmolive"); Consumer Health Care; Coors Brewing Company; Eckerd Corporation ("Eckerd Drug Stores"); Edwards Super Foods; Efficient Market Services, Inc.; Eveready; The Gillette Company ("Gillette"); Gourmet Specialties; Helene Curtis Industries, Inc. ("Helene Curtis"); Hershey Foods Corp. ("Hershey Chocolate Co."); Geo A. Hormel & Company ("Hormel Foods"); Intactix International, Inc. ("Intactix"); IRI International Corp. ("IRI"); J.C. Penney Company, Inc. ("J.C. Penney"); Kellogg Company ("Kellogg"); Kimberly-Clark; Kmart Corporation ("Kmart"); Lever Brothers Co. ("Lever Brothers"); Pimms; Powerforce ("Powerforce"); Ralston Purina Company ("Ralston Purina"); Rite Aid Corp. ("Rite Aid"); Safeway Inc. ("Safeway"); S.C. Johnson Wax ("S.C. Johnson Wax" or "S.C. Johnson"); Spar/Marketing Force, Inc. ("Spar/Marketing Force"); Target; Thrifty PayLess, Inc. ("Thrifty PayLess"); The Vons Companies, Inc. ("Vons"); Wakefern; and Wal*Mart Stores, Inc. ("Wal*Mart").

ITEM 2.  PROPERTIES.

     The Company maintains its corporate headquarters in approximately 26,000 square feet of leased office space located in Irvine, California, under a lease with a term expiring in February 2000.

     The Company leases certain office and storage facilities for its divisions and subsidiaries under operating leases which expire at various dates during the next five years. Most of these leases require the Company to pay minimum rents, subject to periodic adjustments, plus other charges including utilities, real estate taxes and common area maintenance.

     The following is a list of the locations where the Company maintains leased facilities for its division offices and subsidiaries:


               Scottsdale, Arizona           Chesterfield, Missouri
               Bentonville, Arkansas         Edison, New Jersey
               Costa Mesa, California        Albuquerque, New Mexico
               Irvine, California            Charlotte, North Carolina
               Pleasanton, California        Blue Ash, Ohio
               Englewood, Colorado           Wilsonville, Oregon
               Ridgefield, Connecticut       Mars, Pennsylvania
               Norcross, Georgia             Tampa, Florida
               Carrollton, Texas             Oakwood Terrace, Illinois
               Houston, Texas                Overland Park, Kansas
               Bountiful, Utah               Natick, Massachusetts
               Richmond, Virginia            Southfield, Michigan
               Bellevue, Washington

     Although the Company believes that its existing facilities are adequate for its current business, new facilities will be added should the need arise in the future.

ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS.

     In the ordinary course of its business, the Company may be involved in legal proceedings from time to time. As of the date of this Annual Report on Form 10-K, the Company is not a party to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq National Market. The Common Stock commenced trading on March 1, 1996 at a price per share of $14.00. The Common Stock is traded on the Nasdaq National Market under the symbol "PIAM".


                          1996                             High        Low
                    ------------------------             -------     -------
                    First Quarter (from
                    March 1, 1996) . . . . .             $19.250     $14.000
                    Second Quarter . . . . .              28.375      11.250
                    Third Quarter. . . . . .              15.250      10.875
                    Fourth Quarter . . . . .              13.125       8.750

     As of March 21, 1997, there were approximately 74 holders of record of the Company's Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data sets forth, for the periods and the dates indicated, summary consolidated financial data of the Company derived from the historical consolidated financial statements of the Company and its subsidiaries. The selected consolidated statements of operations data presented below with respect to the years ended December 31, 1994, 1995 and 1996, and the consolidated balance sheet data at December 31, 1995 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1992 and 1993, and the consolidated balance sheet data at December 31, 1992, 1993 and 1994, are derived from the audited consolidated financial statements of the Company not included herein. The financial data presented below are qualified by reference to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                                        YEAR ENDED DECEMBER 31,
                                                                         1992        1993       1994        1995        1996
                                                                       --------    --------   --------    ---------   ----------
                                                                                 (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . .       $36,089     $56,155    $80,449     $104,791    $119,940
Operating expenses:
   Field service costs . . . . . . . . . . . . . . . . . . . . .        29,259      47,318     61,876       81,320      94,841
   Selling expenses. . . . . . . . . . . . . . . . . . . . . . .         3,792       6,571      9,028       10,339      11,133
   General and administrative expenses . . . . . . . . . . . . .         3,395       3,910      5,800        6,810       8,067
   Depreciation and amortization . . . . . . . . . . . . . . . .           519         271        339          497         609
                                                                       --------    --------   --------    ---------   ----------
      Total operating expenses . . . . . . . . . . . . . . . . .        36,965      58,070     77,043       98,966     114,650
                                                                       --------    --------   --------    ---------   ----------
Operating income (loss). . . . . . . . . . . . . . . . . . . . .          (876)     (1,915)     3,406        5,825       5,290
Interest expense (income), net . . . . . . . . . . . . . . . . .           593         640        725          465        (823)
Equity in earnings in affiliate. . . . . . . . . . . . . . . . .                                                           (72)
Write-off of excess of cost over fair value of net
   assets acquired(1). . . . . . . . . . . . . . . . . . . . . .         1,704         --         --           --          --
                                                                       --------    --------   --------    ---------   ----------
Income (loss) before provision for income taxes. . . . . . . . .        (3,173)     (2,555)     2,681        5,360       6,185
Provision for income taxes . . . . . . . . . . . . . . . . . . .           --          --         101        1,829       2,426
                                                                       --------    --------   --------    ---------   ----------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .       $(3,173)    $(2,555)   $ 2,580     $  3,531    $  3,759
                                                                       --------    --------   --------    ---------   ----------
Net income (loss) per common and common equivalent
   share(2). . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (1.25)    $ (0.91)   $  0.67     $   0.88    $   0.63
                                                                       --------    --------   --------    ---------   ----------
                                                                       --------    --------   --------    ---------   ----------
Weighted average common and common equivalent shares(2). . . . .         2,548       2,820      3,930        4,016       5,990


                                                                                            DECEMBER 31,
                                                                       ---------------------------------------------------------
                                                                         1992        1993       1994        1995        1996
                                                                       --------    --------   --------    ---------   ----------
                                                                                 (in thousands, except per share data)
Balance Sheet Data:
Working capital. . . . . . . . . . . . . . . . . . . . . . . . .          $773      $3,673     $3,642       $7,131     $32,737
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .         6,532       9,181     10,224       16,086      47,672
Current portion of long-term debt. . . . . . . . . . . . . . . .         2,359         535        277            0           0
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .         4,734       6,390      3,274        3,400           0
Total stockholders' equity (deficit) . . . . . . . . . . . . . .        (2,650)     (1,063)     2,481        5,988      36,718

----------------------

(1) The excess of cost over fair value of net assets acquired originated in August 1988 in conjunction with the acquisition of the Company. In December 1992, all unamortized amounts related to this transaction were expensed because the Company determined that they were no longer recoverable. The Company made this determination based upon its prior and projected operating performance.
(2) See Note 1 of Notes to Consolidated Financial Statements for a description of the shares used in calculating net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     PIA was organized in 1943 and operated exclusively in California and Arizona in grocery stores through 1989. In mid-1988, Clinton E. Owens, the Company's current Chairman and Chief Executive Officer, concluded that a national merchandising company could capitalize on developments within the retail grocery industry by providing merchandising services to a variety of manufacturers supplying the industry. In August 1988, Mr. Owens and Riordan, Lewis & Haden, a private investment firm, completed an acquisition of the Company. See "Business--Industry Overview." In 1990, the Company began an expansion strategy to provide syndicated services on a national basis. During its national expansion phase, which was completed in 1993, PIA incurred significant start-up costs which resulted in losses in 1990, 1992 and 1993, and break-even performance in 1991. Over this same time period, the Company's net revenues increased from $12.9 million in 1990 to $56.2 million in 1993. In 1993, PIA began offering merchandising services in other retail channels, including mass merchandiser, chain and deep discount drug stores. In 1994, the Company began offering dedicated services to retailers and manufacturers. In 1996, the Company established a corporate and division infrastructure for its project services business.

     During 1996, the Company's profitability was affected by a shift in its business from syndicated services to projects and dedicated services. The Company's syndicated services business has historically required a significant fixed management and personnel infrastructure. Due in part to industry consolidation and increased competition, the Company lost a number of syndicated services clients during 1996, causing a decrease in the profitability of that business in the last two quarters of the year. PIA has not sold any sizeable new syndicated business to compensate for this loss. The Company believes that revenues in 1997 from syndicated services will continue to decline as a result of the wind-down of the lost business. Because of the fixed nature of the associated costs, the loss of syndicated business has a material adverse effect on PIA's results of operations.

     Over the last three years, the Company has experienced a significant increase in the demand for project services. PIA's project revenues have grown from $20.1 million in 1994 to $38.2 million in 1996. This increase has required an investment in management infrastructure and systems to support this business.

     The Company's dedicated services business is also growing rapidly. During 1996, revenues from dedicated services accounted for 18.3% of total revenues, as compared to 12.9% in 1995. The Company expects this percentage to increase in 1997. In the dedicated services business, PIA provides each manufacturer or retailer client with an organization, including a management team, that works exclusively for that client.

     For the years ended December 31, 1994, 1995 and 1996, the Company generated approximately 94%, 86% and 88% of its net revenues from manufacturer clients, and approximately 6%, 14% and 12% from retailer clients, respectively. Revenues generated from retailer clients for 1993 and prior years were not material. The mix of the Company's business between manufacturer and retailer clients historically has not had a material impact on the Company's cash flows or results of operations.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:


                                                       Year Ended December 31,
                                                      -------------------------
                                                       1994      1995     1996
                                                      ------    ------   ------
Net revenues . . . . . . . . . . . . . . . . . .      100.0%    100.0%   100.0%
Operating expenses:
   Field service costs . . . . . . . . . . . . .       77.0      77.6     79.1
   Selling expenses  . . . . . . . . . . . . . .       11.2       9.9      9.3
   General and administrative expenses . . . . .        7.2       6.5      6.7
   Depreciation and amortization . . . . . . . .        0.4       0.5      0.5
                                                      ------    ------   ------
      Total operating expenses . . . . . . . . .       95.8      94.5     95.6
                                                      ------    ------   ------
Operating income . . . . . . . . . . . . . . . .        4.2       5.5      4.4
Interest (expense) income, net . . . . . . . . .       (0.9)     (0.4)     0.6
Equity in earnings in affiliate. . . . . . . . .                           0.1
                                                      ------    ------   ------
Income before provision for income taxes . . . .        3.3       5.1      5.1
Provision for income taxes . . . . . . . . . . .       (0.1)     (1.7)    (2.0)
                                                      ------    ------   ------
Net income . . . . . . . . . . . . . . . . . . .        3.2       3.4      3.1
                                                      ------    ------   ------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     NET REVENUES increased $15.1 million, or 14.4%, to $119.9 million in 1996 from $104.8 million in 1995. The increase in net revenues was the result of revenues from a new client of $14.0 million, which contributed 92.7% to the increase, and a net increase from other clients of $1.1 million, which contributed 7.3% of the increase. This net increase is comprised of increased revenues of $12.1 million from existing clients, partially offset by a decline in revenue of $11.0 million due to client losses.

     The net revenue increase in 1996 is a result of an increase in project business of $14.6 million, representing a 61.8% increase in project revenues over 1995, and from an increase in dedicated services of $8.3 million, representing a 61.4% increase in dedicated services over 1995. These increases were offset by a decrease of $7.8 million, or 11.5%, in revenues from syndicated services over 1995.

     FIELD SERVICE COSTS increased $13.5 million, or 16.4%, to $94.8 million in 1996, compared to $81.3 million in 1995. Field service costs are comprised principally of field labor and related costs and expenses required to provide routed coverage, project activities, key account management and related technology costs, as well as the field overhead required to support the activities of these groups of employees. The increase in field service costs is principally due to increases in associated revenue. As a percentage of net revenues, field service costs increased to 79.1% in 1996 from 77.6% in 1995 primarily due to the negative leverage caused by the loss of syndicated services business; increased labor costs associated with a delayed signing of a large new client in the second quarter of the year; salary increases in the ordinary course of business; and increased travel costs associated with the larger work force.

     SELLING EXPENSES increased $0.8 million, or 7.7%, to $11.1 million in 1996 from $10.3 million in 1995. Selling expenses increased primarily as a result of higher payroll costs due to increased staffing and travel costs. As a percentage of net revenues, selling expenses decreased to 9.3% in 1996 from 9.9% in 1995 as spending continued to increase at a slower rate than revenue.

     GENERAL AND ADMINISTRATIVE EXPENSES increased $1.3 million, or 18.5%, to $8.1 million in 1996 from $6.8 million in 1995. General and administrative expenses increased primarily as a result of higher payroll costs due to increased staffing in recruitment and training and management information services that was required to support overall business growth, as well as salary increases in the ordinary course of business. As a percentage of net revenues, general and administrative expenses increased to 6.7% in 1996 from 6.5% in 1995.

     DEPRECIATION AND AMORTIZATION EXPENSES increased approximately $0.1 million to $0.6 million in 1996 from $0.5 million in 1995. The increase was principally the result of depreciation on computer hardware and software upgrades both for shelf technology and for general business purposes.

     INTEREST INCOME was $0.8 million compared to interest expense of $0.5 in 1995. The income resulted from investments of the proceeds of the Company's initial public offering on March 1, 1996 and payoff of borrowings of $3.4 million.

     EARNINGS IN INVESTMENT in affiliate represents the Company's share of the earnings of Ameritel, Inc. During 1996, the Company exercised its option to increase its ownership of Ameritel and is now required to recognize its equity in its earnings.

     INCOME TAXES were approximately $2.4 million in 1996 and $1.8 million in 1995, representing an effective rate of 39.2% and 34.1%, respectively. These tax rates differed from an expected combined federal and state tax rate of 40% due principally to a $0.6 million reduction in the valuation allowance caused by the utilization of net operating loss carryforwards in 1995. As of December 31, 1995, all of the net operating loss carryover had been utilized.

     NET INCOME increased approximately $0.2 million, or 6.5%, to approximately $3.8 million in 1996, from approximately $3.5 million in 1995, primarily as a result of the increase in net revenues discussed above, offset by the increase in operating expenses related to the increase in net revenues.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     NET REVENUES increased $24.4 million, or 30.4%, to $104.8 million in 1995 from $80.4 million in 1994. The increase in net revenues was the result of revenues from a new client of $9.3 million, which contributed 38.1% of the increase, and a net increase from other clients of $15.1 million, which contributed 61.9% of the increase. Revenues from existing clients increased $25.6 million from 1994, partially offset by a decline in revenue of $10.1 million due to client losses.

     The net revenue increase in 1995 is a result of an increase in project business of $3.6 million, or 20.0%, from 1994; from an increase in dedicated services of $8.5 million, or 67.9%, from 1994; and an increase of $12.3 million, or 22.2%, in revenues from syndicated services from 1994.

     FIELD SERVICE COSTS increased $19.4 million, or 31.4%, to $81.3 million in 1995 compared to $61.9 million in 1994. Field service costs are comprised principally of field labor and related costs and expenses required to provide routed coverage, project activities, key account management and related technology costs, as well as the field overhead required to support the activities of these groups of employees. The increase in field service costs was primarily the result of increased operating costs associated with the growth in net revenues. As a percentage of net revenues, field service costs increased to 77.6% in 1995 from 77.0% in 1994. The increase in 1995 resulted from the effect of increased retailer-mandated services, including new store sets, store remerchandisings and remodels and category resets, without any related increase in the Company's revenues under its fixed-price contracts. Also contributing to the higher percentage in 1995 was the Company's investment in personnel servicing Wal*Mart, Kmart and Thrifty PayLess in advance of revenue growth.

     SELLING EXPENSES increased $1.3 million, or 14.5%, to $10.3 million in 1995 from $9.0 million in 1994. Selling expenses increased primarily as a result of higher payroll costs due to increased staffing and travel costs. As a percentage of net revenues, selling expenses decreased to 9.9% in 1995 from 11.2% in 1994 as spending increased at a slower rate than revenue.

     GENERAL AND ADMINISTRATIVE EXPENSES increased $1.0 million, or 17.4%, to $6.8 million in 1995 from $5.8 million in 1994. General and administrative expenses increased primarily as a result of higher payroll costs due to increased staffing in category management, accounting and management information services that was required to support overall business growth, as well as salary increases in the ordinary course of business. As a percentage of net revenues, general and administrative expenses decreased to 6.5% in 1995 from 7.2% in 1994 as spending increased at a slower rate than revenue.

     DEPRECIATION AND AMORTIZATION EXPENSES increased approximately $0.2 million to $0.5 million in 1995 from $0.3 million in 1994. The increase was principally the result of depreciation on recent purchases of computer hardware and software upgrades both for shelf technology and for general business purposes.

     INTEREST EXPENSE declined approximately $0.2 million to $0.5 million in 1995 from $0.7 million in 1994. The reduction was principally the result of reduced line of credit and subordinated debt borrowings throughout 1995 which were made possible by positive cash flow from operations.

     INCOME TAXES were $1.8 million in 1995 and approximately $0.1 million in 1994, representing an effective rate of 34.1% and 3.8%, respectively. These tax rates differed from an expected combined federal and state tax rate of 40% due principally to a $0.6 million reduction in the valuation allowance caused by the utilization of net operating loss carryforwards. As of December 31, 1995, substantially all of the net operating loss carryover had been utilized, which will cause the effective tax rate to increase in the future.



     NET INCOME increased approximately $0.9 million, or 36.9%, to approximately $3.5 million in 1995, from approximately $2.6 million in 1994, primarily as a result of the increase in net revenues discussed above, partially offset by the increase in operating expenses related to the increase in net revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital need has been to fund the working capital requirements created by its growth in net revenues. On March 1, 1996, the Company completed an initial public offering of its Common Stock, raising $26.5 million. Prior to this offering, the Company's primary sources of financing were senior borrowings from a bank under a revolving line of credit and subordinated borrowings from two stockholders. During 1996, the Company had $1.6 million in negative cash flow from operations, principally due to an increase in accounts receivable of $10.5 million, partially offset by increases in other current liabilities. The increase in accounts receivable partially resulted from a delay in the completion of a major contract and several large billings to customers for dedicated services at year end. During 1996, the Company used $3.4 million to repay its bank debt and $2.5 million primarily for the development of Stor*Trak II and capital expenditures.

     In 1995, the Company had negative cash flow from operations of $0.3 million, due primarily to the growth in net revenues and to a $2.5 million account receivable from one retailer client for a non-recurring project.
This receivable was collected in January 1996. The Company used $0.7 million in 1995 primarily for capital expenditures. Subordinated debt was repaid in 1995 with new bank borrowings.

     In 1994, the Company had positive cash flow from operations of $4.4 million, principally as a result of net income and increases in other current liabilities. The Company used $0.9 million in 1994 for capital expenditures and $2.6 million primarily for principal payments on long-term debt. The Company's working capital as of December 31, 1994, 1995 and 1996 was $3.6 million, $7.1 million and $32.7 million, respectively.

     In January 1997, the Company entered into a new credit agreement with a bank, which provides for an unsecured line of credit in the maximum amount of $7,000,000. Borrowings under the line of credit bear interest at the bank's reference rate, unless the Company elects the specified offshore rate. The credit agreement contains various covenants which, among other things, require compliance with certain financial tests such as working capital, tangible net worth, leverage and profitability. In addition, the credit agreement imposes certain restrictions on the Company, including limitations on the incurrence of additional indebtedness, the payment of dividends, and the ability to make acquisitions. No borrowings are currently outstanding under this facility.

     In March 1997, the Company's Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of Common Stock from time to time in the open market, depending on market conditions. This program will be funded by working capital.

     The Company believes that its working capital and available line of credit are sufficient to fund its operations for the next 12 months.

INFLATION

     Inflation has not had a material impact on operating results, and the Company does not expect it to have much impact in the future. There can be no assurance, however, that PIA's business will not be affected by inflation.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.  INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:


     Independent Auditors' Report. . . . . . . . . . . . . . . . . . .                 F-1

     Consolidated Balance Sheets as of December 31, 1996 and 1995. . .                 F-2

     Consolidated Statements of Income for the Years Ended December
     31, 1996, 1995, and 1994. . . . . . . . . . . . . . . . . . . . .                 F-4

     Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 1996, 1995 and 1994. . . . . . . . . . . . . .                 F-5

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995, and 1994 . . . . . . . . . . . . . . . .                 F-6

     Notes to Consolidated Financial Statements for the Years Ended
     December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . .    F-8 through F-21

     2.  FINANCIAL STATEMENT SCHEDULES.

     Schedule II --  Valuation and Qualifying Accounts for the Years
                     Ended December 31, 1996, 1995 and 1994. . . . . .                F-22

     3.  EXHIBITS.

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
3.1        Certificate of Incorporation of the Company.*

3.2        By-laws of the Company.*

4.1 Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding Corporation, RVM/PIA, a California limited partnership, The Riordan Foundation and Creditanstalt-Bankverein.*

10.1       1990 Stock Option Plan.*

10.2       1995 Stock Option Plan.*

10.3       1995 Stock Option Plan for Nonemployee Directors.*

10.4 Business Loan Agreement dated as of January 1, 1997 between the Company and Bank of America National Trust and Savings Association.

11.1       Reconciliation of Earnings Per Share.

21.1       Subsidiaries of the Company.*

23.1       Consent of Deloitte & Touche LLP.

27.1       Financial Data Schedule.

--------------

* Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80429) on December 14, 1995.

(B)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PIA MERCHANDISING SERVICES, INC.


                                   By: /s/  CLINTON E. OWENS
                                      ------------------------------------------
                                        Clinton E. Owens
                                        Chairman of the Board,
                                        Chief Executive Officer

                                   Date:     March 27, 1997
                                            ------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



SIGNATURE                              TITLE                           DATE
---------                              -----                           ----

  /s/  CLINTON E. OWENS  Chairman of the Board, Chief Executive   March 27, 1997
------------------------ Officer (Principal Executive Officer)
Clinton E. Owens

  /s/ ROY L. OLOFSON     Executive Vice President, Chief          March 27, 1997
------------------------ Financial Officer (Principal Financial
Roy L. Olofson           and Accounting Officer)

  /s/ JOHN A. COLWELL    Director, Vice Chairman                  March 27, 1997
-----------------------
John A. Colwell

 /s/ JOSEPH H. COULOMBE  Director                                 March 27, 1997
-----------------------
Joseph H. Coulombe

 /s/ EDWIN E. EPSTEIN    Director                                 March 27, 1997
-----------------------
Edwin E. Epstein

 /s/ PATRICK C. HADEN    Director                                 March 27, 1997
-----------------------
Patrick C. Haden

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                             F-1

FINANCIAL STATEMENTS:
Consolidated balance sheets as of December 31, 1995 and 1996             F-2
Consolidated statements of income for each of the three years
  in the period ended December 31, 1996                                  F-4
Consolidated statements of stockholders' equity for each
  of the three years in the period ended December 31, 1996               F-5
Consolidated statements of cash flows for each of the three years
  in the period ended December 31, 1996                                  F-6

Notes to consolidated financial statements for each of the three years
  in the period ended December 31, 1996                                  F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PIA Merchandising Services, Inc.:

We have audited the accompanying consolidated balance sheets of PIA Merchandising Services, Inc. and subsidiaries (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PIA Merchandising Services, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Costa Mesa, California
January 30, 1997

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                               DECEMBER 31,
                                                         ----------------------
                                                           1995          1996

CURRENT ASSETS:
Cash and cash equivalents                                $   185       $19,519
Accounts receivable, net (Note 2)                         12,213        22,630
Prepaid expenses and other current assets                    638           564
Deferred income taxes (Note 5)                               493           669
                                                         -------       -------
    Total current assets                                  13,529        43,382

PROPERTY AND EQUIPMENT, net (Note 2)                       2,110         1,847

INVESTMENTS AND OTHER ASSETS:
Investment in affiliate (Note 3)                             100           322
Capitalized software development costs, net (Note 1)       1,987
Other assets                                                 347           134
                                                         -------       -------
    Total investments and other assets                       447         2,443
                                                         -------       -------
                                                       $  16,086     $  47,672
                                                         -------       -------
                                                         -------       -------

See notes to consolidated financial statements.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              DECEMBER 31,
                                                         ----------------------
                                                           1995          1996

CURRENT LIABILITIES:
Accounts payable                                         $ 1,838       $   772
Other current liabilities (Note 2)                         4,105         9,762
Income taxes payable (Note 5)                                455           111
                                                         -------       -------
    Total current liabilities                              6,398        10,645

DEFERRED INCOME TAXES (Note 5)                               300           309

LINE OF CREDIT (Note 4)                                    3,400

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Notes 9 and 10):
Preferred stock, no par value, $.01 par value;
  3,000,000 shares authorized; none issued and
  outstanding Common stock, no par value, $.01 par
  value; 15,000,000 shares authorized; 3,563,929 and
  5,891,451 shares issued and outstanding as of
  December 31, 1995 and 1996, respectively                 6,454            58
Additional paid-in capital                                              33,367
Retained earnings (accumulated deficit)                    (466)         3,293
                                                         -------       -------
    Total stockholders' equity                             5,988        36,718
                                                         -------       -------
                                                         $16,086       $47,672
                                                         -------       -------
                                                         -------       -------

See notes to consolidated financial statements.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                1994        1995         1996
NET REVENUES                                                                  $80,449     $104,791     $119,940

OPERATING EXPENSES:
Field service costs                                                            61,876       81,320       94,841
Selling expenses                                                                9,028       10,339       11,133
General and administrative expenses (Notes 6, 7 and 8)                          5,800        6,810        8,081
Depreciation and amortization                                                     339          497          595
                                                                              -------     --------     --------
    Total operating expenses                                                   77,043       98,966      114,650
                                                                              -------     --------     --------
OPERATING INCOME                                                                3,406        5,825        5,290

OTHER INCOME (EXPENSE):
Interest expense (Note 8)                                                        (729)        (493)         (46)
Interest income                                                                     4           28          869
Equity in earnings of affiliate (Note 3)                                                                     72
                                                                              -------     --------     --------
     Total other income (expense)                                                (725)        (465)         895
                                                                              -------     --------     --------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                                  2,681        5,360        6,185

PROVISION FOR INCOME TAXES (Notes 1 and 5)                                        101        1,829        2,426
                                                                              -------     --------     --------
NET INCOME                                                                    $ 2,580     $  3,531     $  3,759
                                                                              -------     --------     --------
                                                                              -------     --------     --------
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                                                       $0.67        $0.88        $0.63
                                                                              -------     --------     --------
                                                                              -------     --------     --------
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES                                                      3,930        4,016        5,990
                                                                              -------     --------     --------
                                                                              -------     --------     --------

See notes to consolidated financial statements.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                              RETAINED
                                                         COMMON STOCK          ADDITIONAL     EARNINGS            TOTAL
                                                       ------------------       PAID-IN     (ACCUMULATED       STOCKHOLDERS'
                                                       SHARES     AMOUNT        CAPITAL        DEFICIT)           EQUITY
BALANCE, January 1, 1994                               2,916      $ 5,514       $     -        $(6,577)          $(1,063)

Issuance of common stock for
  cash                                                    20          168                                            168
Repurchase of common stock                                (3)         (34)                                           (34)
Conversion of subordinated debt
  to common stock                                        151          830                                            830
Net income                                                                                       2,580             2,580
                                                       -----      -------       -------        -------           -------
BALANCE, December 31, 1994                             3,084        6,478                       (3,997)            2,481

Repurchase of common stock                                (3)         (24)                                           (24)
Cashless exercise of warrants
  (Note 10)                                              483
Net income                                                                                       3,531             3,531
                                                       -----      -------       -------        -------           -------
BALANCE, December 31, 1995                             3,564        6,454                         (466)            5,988

Change in stated par value of
  shares from no par to $.01                                       (6,418)        6,418
Stock issued to the public                             2,138           21        26,499                           26,520
Stock options exercised                                   58            1           334                              335
Tax benefit related to exercise of
  stock options                                                                     116                              116
Cashless exercise of warrants
  (Note 10)                                              131
Net income                                                                                       3,759             3,759
                                                       -----      -------       -------        -------           -------
BALANCE, December 31, 1996                             5,891      $    58       $33,367        $ 3,293           $36,718
                                                       -----      -------       -------        -------           -------
                                                       -----      -------       -------        -------           -------

See notes to consolidated financial statements.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                     YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1994      1995        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $2,580    $ 3,531     $ 3,759
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                     339        497         595
  Amortization of other assets and discount on
    subordinated debt                               101         89
  Equity in earnings of affiliate                                          (72)
  Deferred income taxes, net                                  (193)       (167)
  Provision for doubtful receivables                148        354         105
  Changes in assets and liabilities:
    Accounts receivable                             294     (6,605)    (10,522)
    Prepaid expenses and other current assets       (75)        97          74
    Other assets                                    (20)      (187)        213
    Accounts payable                               (173)       840      (1,066)
    Other current liabilities                     1,131        946       5,657
    Income taxes payable                             35        420        (228)
                                                 ------     ------     -------
      Net cash provided by (used in) operating
        activities                                4,360       (211)     (1,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                (859)      (743)       (332)
Capitalization of software development costs                            (1,987)
Investment in affiliate                                       (100)       (150)
                                                 ------     ------     -------
      Net cash used in investing activities        (859)      (843)     (2,469)

See notes to consolidated financial statements.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                                                  YEARS ENDED DECEMBER 31,
                                                                              ------------------------------
                                                                                1994       1995       1996
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt (includes payments to a stockholder of $350,000 and $845,000 in 1994 and 1995,
  respectively)                                                               $(2,984)   $(5,551)   $(3,400)
Proceeds from long-term debt                                                      300      5,400
Proceeds from issuance of common stock to the public                                                 26,520
Proceeds from issuance of common stock                                            168                   335
Repurchase of common stock                                                        (34)       (24)
                                                                              -------    -------    -------
      Net cash provided by (used in) financing activities                      (2,550)      (175)    23,455
                                                                              -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                951     (1,229)    19,334

CASH AND CASH EQUIVALENTS, beginning of period                                    463      1,414        185
                                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS, end of period                                     $  1,414     $  185  $  19,519
                                                                              -------    -------    -------

                                                                              -------    -------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid for interest                                                         $  623     $  390      $  69
                                                                              -------    -------    -------
                                                                              -------    -------    -------
Cash paid for income taxes                                                      $  66   $  1,621   $  2,853
                                                                              -------    -------    -------
                                                                              -------    -------    -------

See Notes 4, 9 and 10 to consolidated financial statements for description of noncash transactions.

See notes to consolidated financial statements.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 1996


     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     COMPANY DESCRIPTION - PIA Merchandising Services, Inc. and subsidiaries (the Company) provides in-store merchandising services primarily on behalf of branded product manufacturers at retail grocery stores, mass merchandisers, drug stores and deep discount drug stores. The Company's in-store services include checking for authorized distribution of client products, cutting in products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of clients' products, and performing new product and promotion selling. The Company also performs special in-store projects such as new store sets and existing store resets, remerchandisings, remodels and category implementations, and executes and maintains point of purchase displays and materials. In addition, the Company collects and provides to certain clients a variety of merchandising data that is category and store specific. The Company is also a supplier of regularly scheduled, routed merchandising services in the United States.

     The Company was organized in 1943 and was acquired in 1988 by an individual and a private investment firm. PIA Holding Corporation, the predecessor of the Company, was incorporated in California. In December 1995, the Company's Board of Directors approved a reincorporation of the Company in the State of Delaware and a change in the Company's name to PIA Merchandising Services, Inc. The reincorporation was effective concurrent with the initial public offering of the Company's common stock. The reincorporation resulted in an increase in authorized preferred stock to 3,000,000 shares, an increase in authorized common stock to 15,000,000 shares, and a change in the par value of both the Company's common stock and preferred stock from no par value to $.01 par value. This change in par value resulted in a reclassification of $6,418,000 from common stock to additional paid-in capital.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of PIA Merchandising Services, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for the Company's investment in affiliate (Note 3).

     CASH EQUIVALENTS - The Company considers all highly-liquid short-term investments with original maturities of three months or less to be cash equivalents.

     ACCOUNTS RECEIVABLE AND CREDIT RISK - During the ordinary course of the Company's business, the Company grants trade credit to its clients, which consist primarily of packaged goods manufacturers and retailers. The Company's ten largest clients generated approximately 59%, 56% and 57% of the Company's net revenues for the fiscal years ended December 31, 1994, 1995 and 1996, respectively. During the fiscal year ended December 31, 1996, two of the Company's clients accounted for 11.7% and 10.3%, respectively, of the Company's net revenues. Given the significant amount of net revenues derived from certain clients, collectibility issues arising from financial difficulties of any of these clients or the loss of any such clients could have a material adverse effect on the Company's business.

     Unbilled accounts receivable represent merchandising services performed that are pending billing until the requisite documents have been processed or projects have been completed (Note 2).

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and depreciated on the straight-line method over estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized over the estimated useful life of the asset or the term of the lease, whichever is shorter.

     SOFTWARE DEVELOPMENT COSTS - Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technical feasibility and ceases capitalization when the product is ready for release. Research and development costs related to software development that has not reached technological feasibility are expensed as incurred. As of December 31, 1996, software had not reached the release stage; and, therefore, amortization of the related costs had not begun. When the product is available for release, the software development costs will be amortized on a straight-line method over five years or the expected life of the product, whichever is less.

     OTHER ASSETS - Other assets consist primarily of refundable deposits.

     DEFERRED REVENUE - Client payments received in advance of merchandising services performed are classified as deferred revenue (Note 2).

     AMOUNTS HELD ON BEHALF OF THIRD PARTIES - Amounts held on behalf of third parties arise from agreements with retailers to provide services for their private label manufacturers' products and represent amounts to be utilized for certain future services, merchandising-related expenditures on behalf of the retailers (Note 2). These agreements renew annually and are cancelable on December 31 of each year or upon ninety-day written notice by either party.

     REVENUE RECOGNITION - The Company's services are provided under various types of contracts which consist primarily of fixed fee and commission-based arrangements. Under fixed fee arrangements, revenues are recognized monthly based on a fixed fee per month over a service period of typically one year, as defined in the contract.

     The Company's commission-based contracts provide for commissions to be earned based on a specified percentage of the client's net sales of certain products to designated retail chains. In conjunction with these commission arrangements, the Company receives draws on a monthly basis, which are to be applied against commissions earned. These draws approximate estimated minimum revenue to be earned on the contract and are recognized on a monthly basis, over a service period of typically one year. The Company recognizes adjustments on commission-based sales in the period such amounts become determinable. Commissions are usually owed to the Company in excess of draws received.

     The Company also performs services on a specific project basis. Revenues related to these projects are recognized as services are performed or costs are incurred. Certain of the Company's contracts are to perform project work over a specified period of time ranging from one to twelve months. Revenue under these types of contracts is recognized on the percentage of completion method using the cost-to-cost method.

     FIELD SERVICE COSTS - Field service costs are comprised principally of field labor and related costs and expenses required to provide routed coverage, project activities, key account management and related technology costs, as well as field overhead required to support the activities of these groups of employees.

     INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES (Note 5). Under SFAS No. 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in deferred tax assets, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares, warrants and stock options using the modified treasury stock method. Net income per share at December 31, 1994 was calculated assuming the subordinated convertible note payable had been converted and the shares were outstanding as of the beginning of the year.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of the weighted average common shares, using the modified treasury stock method, as if they were outstanding for all periods presented.

     STOCK SPLIT - In December 1995, the Company effected a 1-for-1.85 reverse stock split of its common stock. All share and per share amounts included in the accompanying financial statements and notes have been restated to reflect the stock split.

     VENDOR CONCENTRATION - In addition to the Company's own employees, the Company utilizes a force of trained merchandisers employed by a third party payrolling company engaged principally in the performance of retailer mandated and project activities. For the years ended December 31, 1994, 1995 and 1996, the Company paid this payrolling company approximately $15,465,000, $26,917,000 and $31,145,000, respectively
     (Note 2).

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     NEW ACCOUNTING PRONOUNCEMENT - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (Note 10).

     RECLASSIFICATIONS - Certain amounts as previously reported have been reclassified to conform to the December 31, 1996 presentation.

     2.   SUPPLEMENTAL BALANCE SHEET INFORMATION

     Accounts receivable, net, consist of the following (in thousands):


                                                                DECEMBER 31,
                                                           --------------------
                                                             1995        1996

     Trade                                                 $11,975     $21,603
     Unbilled                                                  662       1,610
                                                           -------     -------
                                                            12,637      23,213
     Allowance for doubtful accounts                          (424)       (583)
                                                           -------     -------
                                                           $12,213     $22,630
                                                           -------     -------
                                                           -------     -------

     Property and equipment consist of the following (in thousands):

                                                                DECEMBER 31,
                                                           --------------------
                                                              1995       1996

     Equipment                                            $ 3,054     $ 3,343
     Furniture and fixtures                                   614         641
     Leasehold improvements                                   102         118
                                                           -------     -------

                                                             3,770       4,102
     Less accumulated depreciation and amortization         (1,660)     (2,255)
                                                           -------     -------

                                                           $ 2,110     $ 1,847
                                                           -------     -------
                                                           -------     -------

     Other current liabilities consist of the following (in thousands):

                                                                DECEMBER 31,
                                                           --------------------
                                                              1995      1996

     Accrued salaries and other related costs               $  829      $  944
     Accrued payroll to third party                            581       1,952
     Accrued insurance                                         532         640
     Deferred revenue                                          436       2,479
     Amounts held on behalf of third parties                   864       1,055
     Accrued software costs                                    603
     Accrued rebate                                            788
     Customer deposits                                         358         230
     Other                                                     505       1,071
                                                            ------      ------
                                                            $4,105      $9,762
                                                            ------      ------

3.   INVESTMENT IN AFFILIATE

     During 1996, the Company increased its voting ownership in Ameritel Corporation, a full service telemarketing company, to 20%. Accordingly, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. The change in method had no cumulative effect on the carrying value of the investment in the accompanying financial statements.

     Following is a summary of condensed unaudited financial information pertaining to Ameritel Corporation (in thousands):

                                                               DECEMBER 31,
                                                           -------------------
                                                             1995      1996

     Current assets                                        $ 478      $ 739
     Noncurrent assets                                       701        938
     Current liabilities                                     222        172
     Long-term liabilities                                    84        872
     Shareholders' equity (deficit)                          (27)       633
     Income (loss) for the year                             (124)       361

     4.   LINE OF CREDIT

     In December 1995, the Company entered into a line of credit agreement with a bank which replaced its existing line of credit agreement with another bank. The line of credit provided for maximum borrowings of $7,000,000, was limited to 80% of eligible accounts receivable, as defined, and was secured by substantially all of the Company's assets. The line of credit bore interest, payable monthly, at a premium to the bank's reference rate (8.25% at December 31, 1996). At December 31, 1996, there were no borrowings outstanding under the line of credit agreement, and $7,000,000 was available for borrowing. All amounts outstanding under the line of credit were due May 1, 1997. On January 1, 1997, the Company entered into a new line of credit agreement with its existing bank. Under this agreement, the line matures on May 1, 1998 and bears interest at the bank's reference rate. The new line is unsecured and is no longer subject to available accounts receivable. The new credit agreement contains certain financial covenants related to working capital, tangible net worth, leverage and profitability. In addition, this credit agreement imposes certain restrictions as to additional indebtedness, and prohibits the payment of dividends and the ability to make acquisitions. As of January 1, 1997, the Company was in compliance with all covenants related to this new agreement.


     5.   INCOME TAXES

     The provision for income taxes is summarized below for the years ended December 31, 1994, 1995 and 1996 (in thousands):


                                                         DECEMBER 31,
                                                  ---------------------------
                                                   1994     1995      1996

     Current income taxes:
       Federal                                     $ 51    $1,538    $2,163
       State                                         50       484       430
                                                   ----    ------    ------
                                                    101     2,022     2,593
     Deferred income taxes:
       Federal                                               (173)     (135)
       State                                                  (20)      (32)
                                                   ----    ------    ------
                                                             (193)     (167)
                                                   ----    ------    ------
                                                   $101    $1,829    $2,426
                                                   ----    ------    ------
                                                   ----    ------    ------

     A reconciliation between the provision for income taxes as required by applying the federal statutory rate of 35% to that included in the financial statements is as follows (in thousands):

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                           -------------------------
                                                             1994    1995     1996
     Provision for income taxes at federal statutory
      rate                                                $   938   $1,876   $2,165
     State income taxes, net of federal benefit                43      210      259
     Other permanent differences                               79      101      (31)
     Change in valuation allowance                         (1,141)    (565)
     Other                                                    182      207       33
                                                          --------  -------  -------
                                                          $   101   $1,829   $2,426
                                                          --------  -------  -------
                                                          --------  -------  -------

     During fiscal 1994 and 1995, the Company's valuation allowance decreased approximately $1,141 and $565,000, respectively, due to the utilization of net operating loss carryforwards.

     The Company had a net deferred tax asset of approximately $193,000 and $360,000 at December 31, 1995 and 1996, respectively.


                                                               DECEMBER 31,
                                                            ----------------
                                                              1995     1996

     Net operating loss carryforwards                       $   9   $    -
     State tax provision                                      112       28
     Accrued compensation                                      79      182
     Accrued insurance                                        121      196
     Allowance for doubtful accounts receivable               175      251
     Depreciation                                            (300)    (314)
     Other                                                     (3)      17
                                                           -------   ------
     Net deferred taxes                                    $  193    $ 360
                                                           -------   ------
                                                           -------   ------

     6.   EMPLOYEE BENEFITS

     PENSION PLANS - Certain of the Company's employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. Pension expense related to these plans was approximately $82,000, $162,000 and $172,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The administrators have advised the Company that there were no withdrawal liabilities as of December 1990, the most recent date for which an analysis was made. The Company has no current intention of withdrawing from any of these plans.

     RETIREMENT PLAN - The Company has a 401(k) retirement plan covering all employees not participating in the pension plans. Eligible employees, as defined by the 401(k) plan, may elect to contribute up to 15% of their total compensation, not to exceed the amount allowed by Internal Revenue Service guidelines. The Company makes matching contributions to the 401(k) plan each year equal to 50% of the employee contributions, not to exceed 4% of the total compensation, and can also make discretionary matching contributions. Employee contributions are fully vested at all times, and the Company's matching contributions vest over five years. The Company's matching contributions were approximately $376,000, $473,000 and $468,000 for the years ended December 31, 1994, 1995 and 1996, respectively.


     7.   COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities under operating leases and also leases certain computer and office equipment under two- to five-year operating lease agreements. Total rent expense relating to these leases was approximately $1,852,000, $1,913,000 and $2,756,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The following table sets forth future minimum lease payments under noncancelable operating leases as of December 31, 1996 (in thousands):


      Year ending December 31:
         1997                                                        $ 4,751
         1998                                                          3,803
         1999                                                          2,039
         2000                                                            761
         2001                                                            480
         Thereafter                                                       92
                                                                     -------
     Total future minimum lease payments                             $11,926
                                                                     -------
                                                                     -------

     8.   RELATED PARTY TRANSACTIONS

     The Company receives legal services from a law firm previously affiliated with its principal stockholder and paid approximately $58,000, $83,000 and $516,000 for such legal services during the years ended December 31, 1994, 1995 and 1996, respectively. Additionally, the Company paid approximately $140,000 and $57,000 during the years ended December 31, 1994 and 1995, respectively, in interest related to the subordinated loans payable to a stockholder and to a partnership in which certain stockholders of the Company are partners.

     The Company has an investment in an affiliate which provides telemarketing and related services (Note 3). During 1996, the Company paid approximately $412,000 for such services. Approximately $51,000 was payable to the affiliate at December 31, 1996.

     In December 1995, the Company entered into an agreement with one of its directors to provide certain consulting services to the Company for $6,500 per month, plus certain additional compensation, based on mutually agreed-upon objectives. Effective August 1, 1996, this director became an employee of the Company. In conjunction with this agreement, the Company issued to this director options to purchase 8,108 shares of the Company's common stock at $9.81 per share, which represented the estimated fair market value of the Company's common stock at the date of grant. These options vest ratably over a four-year period beginning December 1, 1996 (Note 10).


     9.   STOCK TRANSACTIONS

     In December 1994, the Company's principal stockholder converted a subordinated note payable into 151,182 shares of the Company's common stock at a conversion price of $7.40 per share, pursuant to the terms of the subordinated note agreement. At the date of conversion, $289,299 of a related discount remained unamortized and was offset against the conversion amount in stockholders' equity.

     In March 1996, the Company completed an initial stock offering and sold 1,788,000 shares of its common stock at a net price of $13.02 per share.
     An additional 349,800 shares of common stock were sold, also at a net $13.02 per share, pursuant to an underwriters over-allotment provision. The net proceeds of the approximately $26 million raised by the Company were used in part to repay existing bank debt.

     During 1996, the Company issued 57,798 shares of common stock as a result of options which were exercised (Note 10). The income tax effect of any difference between the market price of the Company's common stock at the grant date and the market price at the exercise date is credited to additional paid-in capital.

     In conjunction with a subordinated convertible note payable to its principal stockholder, in July 1993 and December 1994, respectively, the Company issued warrants for the purchase of 43,243 and 21,621 shares of common stock at approximately $.02 and $8.51 per share, subject to adjustment for dilution. In December 1995, the July 1993 warrants for the purchase of 43,243 shares of common stock were exercised through a cashless exercise, based on the fair market value of the Company's common stock at the date of exercise of $9.81, which reduced the shares issued to 43,162. The December 1994 warrants expire in 2004.

     During December 1995, warrants to purchase 440,433 shares of the Company's common stock at approximately $.02 per share were exercised through a cashless exercise, based on the fair market value of the Company's common stock at the date of exercise of $9.81, which reduced the number of shares issued to 439,602 (Note 9).

     During February 1996, 100,000 warrants which were issued in conjunction with a 1992 line of credit for the purchase of 152,405 shares of common stock at $1.82 per share were exercised through a cashless exercise, based on the estimated fair market value of the Company's common stock at the date of exercise of $14.00, which reduced the number of shares issued to 87,000. During October 1996, the remaining warrants to purchase 52,405 shares of common stock at $1.82 per share were exercised through a cashless exercise, based on the estimated fair value of the Company's common stock at the date of exercise of $12.75, which reduced the number of shares issued to 44,924.


     10.  STOCK OPTIONS AND WARRANTS

     The Company has three stock option plans:  the 1990 Stock Option Plan (1990
     Plan), the 1995 Stock Option Plan (1995 Plan), and the 1995 Director's Plan (Director's Plan).

     The 1990 Plan is a nonqualified option plan providing for the issuance of up to 810,811 shares of common stock to officers, directors and key employees. The options have a term of 10 years and one week and are either fully-vested or will vest ratably no later than five years from the grant date. During 1996, the Company elected to no longer grant options under this plan.

     The 1995 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants and directors of the Company for the purchase of up to 1,000,000 shares of the Company's common stock. The options have a term of ten years, except in the case of incentive stock options granted to greater than ten percent stockholders of the Company, as to which the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant, and the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. At December 31, 1996, options to purchase 785,460 shares were available for grant.

     The Director's Plan is a stock option plan for nonemployee directors and provides for the purchase of up to 100,000 shares of the Company's common stock. An option to purchase 1,500 shares of the Company's common stock shall be granted automatically each year to each director following the Company's annual stockholders' meeting. The exercise price of options issued under this plan shall be not less than the fair market value of the Company's common stock on the date of grant. Each option under this plan shall vest and become exercisable in full on the first anniversary of its grant date, provided that the optionee is reelected as a director of the Company. The maximum term of options granted under the plan is ten years and one day, subject to earlier termination following an optionee's cessation of service with the Company. At December 31, 1996, all options were available for grant under this plan.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized for the stock option plans. The impact of stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1995 pro forma adjustments may not be indicative of future period pro forma adjustments, when the calculation will apply to all applicable future stock options. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                              1995        1996

     Net income, as reported                               $  3,531    $  3,759
     Net income, pro forma                                 $  3,507    $  3,564

     Net income per share, as reported                        $0.88       $0.63
     Net income per share, pro forma                          $0.87       $0.60

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 6.4%; and expected lives of 6 years. The following weighted average assumptions were used for grants in 1996: dividend yield of 0%; expected weighted average volatility of 101.7%; risk-free interest rate of 6.3%; and expected lives of 6 years.

Information regarding these option plans is as follows:



                                        1994                         1995                       1996
                               -----------------------     -------------------------    -----------------------
                                             WEIGHTED-                     WEIGHTED-                  WEIGHTED-
                                             AVERAGE                       AVERAGE                    AVERAGE
                                             EXERCISE                      EXERCISE                   EXERCISE
                               SHARES         PRICE         SHARES          PRICE        SHARES        PRICE
     Options outstanding,
      beginning of year        598,583         $6.01       686,002          $6.34       791,356        $ 6.76
     Options granted            95,135         $8.51       110,273          $9.46       234,540        $13.57
     Options exercised          (3,081)        $7.40                                    (57,798)       $ 5.85
     Options canceled or
      expired                   (4,635)        $7.40        (4,919)         $8.51       (84,896)       $ 9.25
                               --------                    --------                     --------
     Options outstanding,
      end of year              686,002         $6.34       791,356          $6.76       883,202        $ 8.12
                               --------                    --------                     --------
                               --------                    --------                     --------
     Option price range at
      end of year              $2.78 to                    $2.78 to                     $2.78 to
                               $8.51                       $9.81                        $14.00

     Option price range for                                                             $2.78 to
      exercised shares         $7.40                       n/a                          $9.81

The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:


                                            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                             --------------------------------------------   -----------------------------
                                                 WEIGHTED
                                 NUMBER          AVERAGE        WEIGHTED-       NUMBER          WEIGHTED-
         RANGE OF            OUTSTANDING AT     REMAINING       AVERAGE     EXERCISABLE AT       AVERAGE
         EXERCISE             DECEMBER 31,     CONTRACTUAL      EXERCISE     DECEMBER 31,       EXERCISE
         PRICES                   1996             LIFE          PRICE           1996            PRICE
            $2.78               158,557             5.2          $ 2.68         158,557         $ 2.78
     $7.00-$10.00               490,105             7.1          $ 7.68         337,861         $ 7.63
    $13.00-$14.00               234,540             9.5          $13.57          20,000         $14.00
                                -------                                         -------
  $2.78 to $14.00               883,202                                         516,418
                                -------                                         -------
                                -------                                         -------

Outstanding warrants are summarized below:

SHARES  EXERCISE
SUBJECT TO PRICE PER
WARRANTS SHARE

Balance, January 1, 1994                           710,856      $.02 - $2.78
  Issuances                                         21,621         $8.51
                                                  --------
Balance, December 31, 1994                         732,477      $.02 - $8.51
  Exercised                                       (483,676)        $0.02
                                                  --------
Balance, December 31, 1995                         248,801     $1.82 - $8.51
  Exercised                                       (152,405)        $1.82
                                                  --------
Balance, December 31, 1996                          96,396     $2.78 - $8.51
                                                  --------
                                                  --------

The above warrants expire at various dates from 2002 through 2004.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                 ADDITIONS
                                     BALANCE AT  CHARGED TO          BALANCE AT
                                     BEGINNING   COSTS AND               END
DESCRIPTION                           OF YEAR    EXPENSES  DEDUCTIONS  OF YEAR

Year ended December 31, 1994 -
  Allowance for doubtful accounts      $169        148      (177)       $140

Year ended December 31, 1995 -
  Allowance for doubtful accounts      $140        354       (70)       $424

Year ended December 31, 1996 -
  Allowance for doubtful accounts      $424        543      (384)       $583