Form 10-Q
period 1997-03-31
PIA MERCHANDISING SERVICES INC
filed 1997-05-14
CIK 1004989

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      Form 10-Q


[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

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

Common Stock, $.01 Par Value: 5,899,558 shares as of April 30, 1997.

                           PIA Merchandising Services, Inc.


PART I:             FINANCIAL INFORMATION                        PAGE

     Item 1:  Financial Statements

                  Condensed Consolidated Balance
                  Sheets as of March 31, 1997 (Unaudited)
                  and December 31, 1996

                  Condensed Consolidated Statements of
                  Income for the Three Months Ended
                  March 31, 1997 (Unaudited) and
                  March 31, 1996  (Unaudited)

                  Condensed Consolidated Statements of
                  Cash Flows for the Three Months Ended
                  March 31, 1997 (Unaudited) and
                  March 31, 1996 (Unaudited)

                  Notes to Condensed Consolidated Financial
                  Statements

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Risk Factors

PART II:          OTHER INFORMATION

     Item 6:      Exhibits and Reports on Form 8-K

SIGNATURES

PART I:           FINANCIAL INFORMATION

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
(In Thousands)

                                                March 31,        December 31,
                                                  1997               1996
                                                ---------        ------------
                                               (Unaudited)
                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $21,791           $ 19,519
Accounts receivable, net of allowance
    for doubtful accounts                         18,914             22,630
Prepaid expenses and other current assets          1,416                564
Deferred income taxes                                669                669
                                                ---------        ------------
    Total current assets                          42,790             43,382

PROPERTY AND EQUIPMENT, net                        1,783              1,847

OTHER ASSETS                                       2,688              2,443
                                                ---------        ------------
                                                 $47,261            $47,672
                                                ---------        ------------
                                                ---------        ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                               $     823          $     772
Other current liabilities                         10,517              9,762
Income taxes payable                                   0                111
                                                --------          -----------
    Total current liabilities                     11,340             10,645

DEFERRED INCOME TAXES                                309                309

STOCKHOLDERS' EQUITY                              35,612             36,718
                                                ---------        ------------
                                                 $47,261            $47,672
                                                ---------        ------------
                                                ---------        ------------


                               See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------
(In thousands, except per share amounts)
(Unaudited)

                                          For the Three Months Ended March 31,
                                          ------------------------------------
                                                1997                1996
                                                ----                ----

NET REVENUES                                  $29,356              $26,259

OPERATING EXPENSES:
Field service costs                            26,369               20,264

Selling expenses                                2,554                2,655

General and administrative expenses             2,449                1,740

Depreciation and amortization                     197                  147
                                             --------              -------
    Total operating expenses                   31,569               24,806
                                             --------              -------
OPERATING INCOME (LOSS)                        (2,213)               1,453
                                             --------              -------
OTHER INCOME:

INTEREST INCOME, NET                              231                   43

EQUITY IN EARNINGS OF AFFILIATE                    24                    0
                                             --------              -------
TOTAL OTHER INCOME                                255                   43
                                             --------              -------
INCOME BEFORE PROVISION FOR
    INCOME TAXES                               (1,958)               1,496

(PROVISION) BENEFIT FOR INCOME TAXES              790                 (599)
                                             --------              -------
NET INCOME (LOSS)                            $ (1,168)            $    897
                                             --------              -------
                                             --------              -------
NET INCOME (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE                    $  ( 0.19)            $   0.18
                                             --------              -------
                                             --------              -------
WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES                    6,109                4,932
                                             --------              -------
                                             --------              -------

                              See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(In thousands)
(Unaudited)
                                          For the Three Months Ended March 31,
                                          ------------------------------------
                                                1997                1996
                                                ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)                              (1,168)            $    897
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Depreciation and amortization                 197                  147
    Provision for doubtful receivables            330                   76
Changes in operating assets and liabilities     2,941               (1,161)
                                             --------              -------
    Net cash (used in) provided by
        operating activities                    2,300                  (41)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                          (91)                 (63)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long term debt                          0               (3,400)

Proceeds from issuance of common stock, net        63               26,753
                                             --------              -------
    Net cash provided by financing activities      63               23,353
                                             --------              -------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                            2,272               23,249

CASH AND CASH EQUIVALENTS,
beginning of period                            19,519                  185
                                             --------              -------
CASH AND CASH EQUIVALENTS,
end of period                                $ 21,791             $ 23,434
                                             --------              -------
                                             --------              -------

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
    Cash paid for interest                   $      0             $     69

    Cash paid for income taxes               $     86             $    320

                                 See accompanying notes.

PIA Merchandising Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Three Months Ended March 31, 1997

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The company has applied this statement to the 1996 first quarter and annual results and to the 1997 first quarter results and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PIA Merchandising Services, Inc. (the "Company" or "PIA") provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser and chain and deep discount drug stores. For the quarters ended March 31, 1997 and 1996, the Company generated approximately 90.0% and 87.0% of its net revenues from manufacturer clients, and 10.0% and 13.0% from retailer clients, respectively. The mix of the Company's business between manufacturer and retailer clients historically has not had a material impact on the Company's cash flows or results of operations.

The Company currently provides three principal types of services: syndicated services, project services and dedicated services. Syndicated services consist of regularly scheduled, routed merchandising services provided at the store level for manufacturers, primarily under one year contracts. Project services consist primarily of special in-store services initiated by retailers and manufacturers, which are typically used for large scale implementations over 30 to 60 days. Dedicated services consist of merchandising services that are performed for a specific retailer or manufacturer by a dedicated organization, primarily under multi-year contracts.

During 1996 and the first quarter of 1997, the Company's profitability was affected by a shift in its business from syndicated services to projects and dedicated services. The Company's syndicated services business has historically required a significant fixed management and personnel infrastructure. Due in part to industry consolidation and increased competition, the Company lost a number of syndicated services clients during 1996 and the first quarter of 1997, causing a decrease in the profitability of that business in the last two quarters of 1996 and the first quarter of 1997. PIA has not sold any sizable new syndicated business to compensate for this loss. The Company believes that revenues in the balance of 1997 from syndicated services will continue to decline as a result of the wind-down of the lost business. Because of the fixed nature of the associated costs, the loss of syndicated business has a material adverse effect on PIA's results of operations.

The Company continues to experience a significant increase in the demand for project services. PIA's project revenues have grown from $7.9 in the first quarter of 1996 to $9.0 in the first quarter of 1997. This increase has required an investment in management infrastructure and systems to support this business.

The Company's dedicated services business is also growing rapidly. During the first quarter of 1997, revenues from dedicated services accounted for 26.8% of total revenues, as compared to 7.1% in the first quarter of 1996.
In the dedicated services business, PIA provides each manufacturer or retailer client with an organization, including a management team, that works exclusively for that client.

PIA's quarterly results of operations are subject to certain variability related to the timing of retailer-mandated activity and the receipt of commissions. Retailer-mandated activity is typically higher in the second and third quarters of the year due to retailer scheduling of activity in off-peak shopping periods. In addition, new product introductions increase during such periods which require the reset of categories as the new products gain distribution. The amount of commissions earned by PIA under its commission-based contracts varies seasonally, and generally corresponds to the peak selling seasons of the clients that have entered into these types of contracts. Historically, the Company has recognized greater commission income in the first and fourth quarters. See "Risk Factors -- Uncertainty of Commission Income." The Company's quarterly results have in the past been subject to fluctuations and, thus, the operating results for any quarter are not necessarily indicative of results for any future period.

Results of Operations - First Quarter of  1997 Compared to First Quarter of
1996:

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1997           1996
                                                       ----           ----
Net revenues                                           100%             100%
Operating expenses:
Field service costs                                   89.8             77.2
Selling expenses                                       8.7             10.1
General and administrative expenses                    8.3              6.6
Depreciation and amortization                          0.7              0.6
                                                      -----           -----
   Total operating expenses                          107.5             94.5
                                                      -----           -----
Operating income    (loss)                            (7.5)             5.5
Interest income, net                                   0.8              0.2
Equity in earnings of affiliate                        0.1              0.0
                                                      -----           -----
Income (loss) before provision for income taxes       (6.6)             5.7
(Provision) benefit for income taxes                   2.7             (2.3)
                                                      -----           -----
Net income (loss)                                     (3.9)%            3.4%
                                                      -----           -----
                                                      -----           -----

Net revenues increased $3.1 million, or 11.8%, to $29.4 million in the first quarter of 1997 from $26.3 in the first quarter 1996. The increase in net revenues was the result of revenues from new clients of $9.1 million, offset by a net decrease from other clients of $6.0 million. This net decrease is comprised of a net decrease in revenues of $.4 million from existing clients, and a decline in revenues of $5.6 million due to client losses.

The net revenue increase in the first quarter of 1997 was a result of an increase in project business of $1.1 million, representing a 14.4% increase in project revenues over the first quarter of 1996, and from an increase in dedicated services of $6.0 million, representing a 421.0% increase in dedicated service revenue over the first quarter of 1996. These increases were offset by a decrease of $4.0 million, or 24.1%, in revenues from syndicated services over the first quarter of 1996.

Field service costs increased $6.1 million, or 30.1%, to $26.4 million in the first quarter of 1997, as compared to $20.3 million in the first quarter of 1996. Field service costs are comprised principally of field labor and related costs and expenses required to provide both routed and dedicated coverage, project activities, key account management and related technology costs, as well as the field overhead required to support the activities of these groups of employees. The increase in field service costs is primarily due to increases in revenues from dedicated and project services. As a percentage of net revenues, field service costs increased to 89.8% in the first quarter of 1997 from 77.2% in the first quarter of 1996 primarily due to the negative leverage caused by the loss of syndicated services business; salary increases in the ordinary course of business; and increased travel costs associated with the larger work force.

Selling expenses decreased $0.1 million, or 3.8%, to $2.6 million in the first quarter of 1997 from $2.7 million in the first quarter of 1996.
Selling expenses decreased primarily as a result of lower staffing and travel costs. As a percentage of net revenues, selling expenses decreased to 8.7% in the first quarter of 1997 from 10.1% in the first quarter of 1996.

General and administrative expenses increased $0.7 million, or 40.7%, to $2.4 million in the first quarter of 1997 from $1.7 million in the first quarter of 1996. General and administrative expenses increased primarily as a result of higher payroll costs due to increased staffing in recruitment and training and management information services that were required to support overall business growth, increased provision for uncollectible accounts, termination costs, as well as salary increases in the ordinary course of business. As a percentage of net revenues, general and administrative expenses amounted to 8.3% in the first quarter 1997 compared to 6.6% in the first quarter of 1996.

Depreciation and amortization expenses increased slightly as a result of depreciation of computer hardware and software development costs for shelf technology and for general business purposes.

Interest income increased as a result of the investment of proceeds from the Company's initial public offering on March 1, 1996.

Equity in earnings of affiliate represents the Company's share of the earnings of Ameritel, Inc. During 1996, the Company exercised its option to increase its ownership of Ameritel to 20%, and is now required to recognize its equity interest in Ameritel's earnings.

Income tax benefit was approximately $0.8 million in the first quarter of 1997, compared to income tax expense of $0.6 million in the first quarter of 1996, representing an effective rate of 40.3% and 40.0%, respectively.

The Company incurred a net loss of approximately $1.2 million in the first quarter of 1997, compared to net income of approximately $0.9 million in the first quarter of 1996, primarily as a result of operating expenses increasing at a faster rate than revenues, as discussed above.

Liquidity and Capital Resources

The Company's primary capital need has been to fund the working capital requirements created by its growth in net revenues. On March 1, 1996, the Company completed an initial public offering of its Common Stock, raising $26.5 million. Prior to this offering, the Company's primary sources of financing were senior borrowings from a bank under a revolving line of credit and subordinated borrowings from two stockholders. During the first quarter of 1997, the Company had a net increase in cash flow of $2.3 million principally due to a reduction in accounts receivable.

In January 1997, the Company entered into a new credit agreement with a bank, which provides for an unsecured line of credit in the maximum amount of $7,000,000. Borrowings under the line of credit bear interest at the bank's reference rate, unless the Company elects the specified offshore rate. The credit agreement contains various covenants which, among other things, require compliance with certain financial tests such as working capital, tangible net worth, leverage and profitability. In addition, the credit agreement imposes certain restrictions on the Company, including the incurrence of additional indebtedness, the payment of dividends, and the ability to make acquisitions. No borrowings are currently outstanding under this facility.

In March 1997, the Company's Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to 1,000,000 shares of Common Stock from time to time in the open market, depending on market conditions. This program is funded by working capital. As of May 1, 1997, the Company repurchased an aggregate of 367,000 shares of Common Stock for an aggregate price of $2,149,117.

The Company believes that it's working capital and available line of credit are sufficient to fund its operations for the next 12 months.

RISK FACTORS

The following risk factors should be carefully reviewed in addition to the other information contained in this Quarterly Report on Form 10-Q.

HISTORY OF LOSSES

During the years ended December 31, 1992 and 1993, the Company incurred significant losses and experienced substantial negative cash flow. The Company had net losses of $3.2 million and $2.6 million for the years ended December 31, 1992 and 1993, respectively. These losses resulted primarily from additional field service costs to provide routed coverage in grocery stores for relatively few clients in newly-opened regions during the Company's continuing national expansion in 1992 and 1993, and from the write-off of $1.7 million in goodwill in 1992. In addition, the Company incurred a net loss of $1.2 million for the first quarter of 1997, and expects its 1997 operating results to be substantially less than the prior year. There can be no assurance that the Company will not sustain further losses.

LOSS OF SYNDICATED BUSINESS

PIA's business mix has changed significantly over 1996 and the first quarter of 1997, and is expected to continue to change during the balance of 1997 in response to client needs and the evolving third party merchandising industry. Due in part to industry consolidation and increased competition, the Company has lost a substantial amount of syndicated services business over the last 15 months, and has not sold any sizeable new syndicated business to compensate for this loss. This business has historically required a significant fixed management and personnel infrastructure. Accordingly, the loss of syndicated business, without offsetting gains, has a material adverse effect on the Company's results of operations.

INDUSTRY CONSOLIDATION; CONCENTRATED CLIENT BASE

The retail industry is undergoing a consolidation process that is resulting in fewer, larger retailers. The Company's success is dependent in part upon its ability to maintain its existing clients and to obtain new clients. As a result of industry consolidation, the Company has lost certain clients, and this trend could continue to have a negative effect on the Company's client base and results of operations. The Company's ten largest clients generated approximately 74.0% and 58.4% of the Company's net revenues for the quarters ended March 31, 1996 and 1997, respectively. During these periods, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than Buena Vista Home Video and S.C. Johnson which accounted for 25.6% and 10.7% of net revenues, respectively, for the quarter ended March 31, 1997, and S.C. Johnson which accounted for 13.2% of net revenues for the quarter ended March 31, 1996. The Company's contracts with its clients have terms ranging from one to five years. PIA believes that the uncollectibility of amounts due from any of its large clients, the loss of one or more of such clients, a significant reduction in business from such clients, or the inability to attract new clients, would have a material adverse effect on the Company's results of operations.

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

UNCERTAINTY OF COMMISSION INCOME

Approximately 15.0% of the Company's net revenues for the quarter ended March 31, 1997 was earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Commission paid to PIA under these contracts have had a significant effect on the Company's profitability in certain quarters. Under certain of these contracts, the Company generally receives a draw on a monthly or quarterly basis, which is then applied against commissions earned. Adjustments are made on a monthly or quarterly basis upon receipt of reconciliations between commissions earned from the client and the draws previously received. The reconciliations typically result in commissions owed to the Company in excess of previous draws; however, the Company cannot predict with accuracy the level of its clients' commission-based sales. Accordingly, the amount of commissions in excess of or less than the draws previously received will fluctuate and can significantly affect the Company's operating results in any quarter. In addition, the amount of commissions earned by the Company under these contracts varies seasonally, and generally corresponds to the peak selling seasons of the clients that have entered into these types of contracts. Historically, the Company has recognized greater commission income in its first and fourth quarters due to the timing of such clients' sales.

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

     Item 1:  Legal Proceedings
                 None

     Item 2:  Changes in Securities
                 None

     Item 3:  Defaults Upon Senior Securities
                 None

     Item 4:  Submission of Matters to a Vote of Security Holders
                 None

     Item 5:  Other Information
                 None

     Item 6:  Exhibits and Reports on Form 8-K.
                 (27)  Financial Data Schedule

                 The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PIA MERCHANDISING SERVICES, INC.
                                             (Registrant)



                                             By: /s/ Clinton E. Owens
                                                ----------------------------
                                                 Clinton E. Owens
                                                 Chairman of the Board and
                                                 Chief Executive Officer


                                             By: /s/ Roy L. Olofson
                                                ----------------------------
                                                 Roy L. Olofson
                                                 Executive Vice President and
                                                 Chief Financial Officer


Dated: May  , 1997