Form 10-Q
period 1997-06-30
PIA MERCHANDISING SERVICES INC
filed 1997-08-14
CIK 1004989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

              For the second quarterly period ended June 30, 1997.




                        PIA MERCHANDISING SERVICES, INC.


               19900 MacArthur Blvd., Suite 900, Irvine, CA 92612

                  Registrant's telephone number: (714) 476-2200




                         Commission file number 0-27824

                 I.R.S. Employer Identification No.: 33-0684451

                        State of Incorporation: Delaware




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes

On July 31, 1997, there were 5,392,558 shares of Common Stock outstanding.

                        PIA Merchandising Services, Inc.

                                      Index

PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

               Condensed Consolidated Balance
               Sheets as of June 30, 1997 (Unaudited)
               and December 31, 1996.........................................3

               Condensed Consolidated Statements of Operations
               (Unaudited) Three Months and Six Months Ended
               June 30, 1997 and 1996........................................4

               Condensed Consolidated Statement of Cash
               Flows(Unaudited) Six Months Ended
               June 30, 1997 and 1996........................................5

               Notes to Condensed Consolidated Financial
               Statements....................................................6


Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................8


          Risk Factors......................................................15


PART II:  OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders...............17


Item 6:   Exhibits and Reports on Form 8-K..................................18


SIGNATURES

                          PART I: FINANCIAL INFORMATION
                          Item 1: Financial Statements


PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(IN THOUSANDS)


                                                        June 30       December 31,
                                                         1997             1996
                                                         ----             ----
                                                      (Unaudited)
     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                             $  17,706        $  19,519
Accounts receivable, net of allowance for
   doubtful accounts of $909 and $583, respectively      17,834           22,630
Prepaid taxes                                             1,581            -
Prepaid expenses and other current assets                   818              564
Deferred income taxes                                       669              669
                                                      ---------       ----------
    TOTAL CURRENT ASSETS                                 38,608           43,382
                                                      ---------       ----------
PROPERTY AND EQUIPMENT, NET (SEE NOTE 2)                  3,711            1,847
                                                      ---------       ----------

INVESTMENTS & OTHER ASSETS:
Investment in affiliate                                     375              322
Capitalized software development costs (see note 2)           -            1,987
Other assets                                                707              134
                                                      ---------       ----------
    TOTAL OTHER ASSETS                                    1,082            2,443
                                                      ---------       ----------
       TOTAL ASSETS                                   $  43,401        $  47,672
                                                      ---------       ----------
                                                      ---------       ----------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                       $    531        $     772
Other current liabilities (see note 3)                   11,868            9,762
Income taxes payable                                          -              111
                                                      ---------       ----------
    TOTAL CURRENT LIABILITIES                            12,399           10,645

LONG TERM LIABILITIES                                       309              309
                                                      ---------       ----------
    TOTAL LIABILITIES                                    12,708           10,954
                                                      ---------       ----------

STOCKHOLDERS' EQUITY:
Common stock & additional paid-in-capital                33,487           33,425
Less:  Treasury stock                                  (  2,977)              -
Retained earnings                                           183            3,293
                                                      ---------       ----------
    TOTAL STOCKHOLDERS' EQUITY                           30,693           36,718
                                                      ---------       ----------

       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                         $  43,401        $  47,672
                                                      ---------       ----------
                                                      ---------       ----------

                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
-------------------------------------------------------------------------------
(UNAUDITED)


                                                  Three Months Ended           Six Months Ended
                                                  ------------------           ----------------
                                                        June 30                     June 30
                                                        -------                     -------
(In thousands, except per share amounts)          1997          1996           1997         1996
                                                  ----          ----           ----         ----
Net Revenues                                  $  31,643      $  26,855      $  60,999    $  53,114
                                              ---------      ---------      ---------    ---------
Operating Expenses:
Field  service costs                             29,638         21,845         56,007       42,108
Selling expenses                                  2,507          2,967          5,061        5,623
General and administrative expenses               2,236          1,853          4,685        3,593
Depreciation and amortization                       262            152            459          299
                                              ---------      ---------      ---------    ---------
    Total operating expenses                     34,643         26,817         66,212       51,623
                                              ---------      ---------      ---------    ---------

Operating Income (Loss)                         ( 3,000)            38        ( 5,213)       1,491

Other Income:
Interest income, net                                219            286            450          329
Equity in earnings of affiliate                      28              -             52           -
Foreign currency transaction loss                   ( 1)             -            ( 1)          -
                                              ---------      ---------      ---------    ---------
    Total other income                              246            286            501          329
                                              ---------      ---------      ---------    ---------

Income (Loss) Before Provision For Income
Taxes                                           ( 2,754)           324        ( 4,712)       1,820

(Provision) Benefit For Income Taxes                812         ( 118)          1,602        ( 717)
                                              ---------      ---------      ---------    ---------
Net Income  (Loss)                            $ ( 1,942)     $    206       $ ( 3,110)   $   1,103
                                              ---------      ---------      ---------    ---------
                                              ---------      ---------      ---------    ---------
Net Income (Loss) Per Common And
    Common Equivalent Share                   $ (  0.35)     $   0.03       $ (  0.54)   $    0.19
                                              ---------      ---------      ---------    ---------
                                              ---------      ---------      ---------    ---------
Weighted Average Common And
    Common Equivalent Shares                      5,531         6,454           5,714        5,692
                                              ---------      ---------      ---------    ---------
                                              ---------      ---------      ---------    ---------

                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
-------------------------------------------------------------------------------
(UNAUDITED)

                                                                        For the Six Months Ended June 30,
                                                                        ---------------------------------
 (In thousands)                                                              1997             1996
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)                                                        $  (3,110)        $  1,103
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:

    Depreciation and amortization                                              459              299
    Provision for doubtful receivables, net                                    326              169

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                                 4,470           (2,924)
  (Increase) decrease in prepaid expenses and other                         (2,468)            (679)
  Increase (decrease) in accounts payable and other liabilities              1,865             (123)
  Increase (decrease) in income taxes payable                                 (111)            (382)
                                                                         -----------        --------
    Net cash provided by (used in) operating activities                      1,431           (2,537)
                                                                         -----------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (163)            (194)
    Capitalization of software development costs (note 2)                     (166)            (200)
                                                                         -----------        --------
    Net cash provided by (used in) investing activities                       (329)            (394)
                                                                         -----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Treasury Stock                                                (2,977)               -
Payments of long term debt                                                       -           (3,400)
Proceeds from issuance of common stock, net                                     62           26,609
                                                                         -----------        --------
    Net cash used in financing activities                                   (2,915)          23,209
                                                                         -----------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (1,813)          20,278

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                       19,519              185
                                                                         -----------        --------
  End of period                                                          $  17,706         $ 20,463
                                                                         -----------        --------
                                                                         -----------        --------
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid for interest                                                         -               -

   Cash paid for income taxes                                            $       98        $  1,637
                                                                         -----------        --------
                                                                         -----------        --------

                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.   Property and Equipment

     As of the year ended December 31, 1996, the Company capitalized certain software development costs per accounting policy. These costs were classified in the Other Assets balance sheet classification until software was ready for release. In the second quarter of 1997, the Company released the software, including additions during the six months ended June 30, 1997, and has classified these costs as part of Property and Equipment, reducing the amounts reported in Other Assets. These costs are being amortized over a five year period. The amounts in Property and Equipment consist of:

                                                      June 30,    December 31,
                                                        1997          1996
                                                     ---------    ------------
          Equipment                                  $  3,493       $  3,343
          Furniture and fixtures                          642            641
          Leasehold improvements                          130            118
          Capitalized software development costs        2,153              -
                                                     ---------     ---------
                                                        6,418          4,102
          Less:  Accumulated depreciation and
              amortization                             (2,707)        (2,255)
                                                     ---------     ---------
                                                     $  3,711       $  1,847
                                                     ---------     ---------
                                                     ---------     ---------

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

3.   Other Current Liabilities

     Other current liabilities consist of the following:

                                                      June 30,     December 31,
                                                        1997           1996
                                                      --------     ------------
          Accrued salaries and other related costs    $   757        $   944
          Accrued payroll to third party                3,698          1,952
          Accrued insurance                             1,200            640
          Deferred revenue                              1,015          2,479
          Amounts held on behalf of third parties       1,641          1,055
          Accrued software costs                          203            603
          Accrued rebate                                1,906            788
          Other liabilities                             1,448          1,301
                                                      -------        -------
                                                      $11,868        $ 9,762
                                                      -------        -------
                                                      -------        -------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

PIA Merchandising Services, Inc. (the Company or PIA) provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser and chain and deep discount drug stores. For the quarter and six months ended June 30, 1997, the Company generated approximately 81% and 85% of its net revenues from manufacturer clients and 19% and 15% from retailer clients, respectively. The mix of the Company's business between manufacturer and retailer clients historically has not had a material impact on the Company's results of operations.

During the first half of 1997, the Company's profitability continued to be affected by a shift in its business away from syndicated services toward projects and dedicated services. The Company's syndicated services business has historically required a significant fixed management and personnel infrastructure to manage and execute service contracts. Due in part to industry consolidation and increased competition, the Company lost a number of syndicated services clients during 1996, causing a decrease in the profitability of that business segment in the last two quarters of the year and the first half of 1997. PIA has not sold any sizable new syndicated business to offset for this loss. The Company did not act quickly enough to align its cost structure with the changing mix of business during the first half of 1997. The Company believes that revenues in 1997 from syndicated services will continue to decline as a result of the wind-down of the lost business. Because of the fixed nature of the associated costs, the loss of syndicated business has a material adverse effect on PIA's results of operations.

The Company continues to experience a significant increase in the demand for project services. PIA's project revenues have grown from $9.3 million in the second quarter of 1996 to $13.5 million in the second quarter of 1997, a 45% increase, and from $17.9 million in the first half of 1996 to $22.4 million in the first half of 1997, a 25% increase. This increase has required an investment in management infrastructure and systems to support this business.

The Company's dedicated services business is also increasing. During the second quarter of 1997, revenues from dedicated services accounted for approximately 21% of total revenues, as compared to 8% in the second quarter of 1996. For the first half of 1997, dedicated service revenue represented approximately 24% of total revenue, compared to 7% of total revenue in the first half of 1996. In the dedicated services business, PIA provides each manufacturer or retailer client with an organization, including a management team, that works exclusively for that client.

PIA's quarterly results of operations are subject to certain variability related to the timing of retailer-mandated activity and the receipt of commissions. Retailer-mandated activity is typically higher in the second and third quarters of the year due to retailer scheduling of activity in off-peak shopping periods. In addition, new product introductions increase during such periods which require the reset of categories as the new products gain distribution. The amount of commissions earned by PIA under its commission-based contracts varies seasonally, and

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


generally corresponds to the peak selling seasons of the clients that have entered into these types of contracts. Historically, the Company has recognized greater commission income in the first and fourth quarters. See "Risk Factors -- Uncertainty of Commission Income." The Company's quarterly results have in the past been subject to fluctuations and, thus, the operating results for any quarter are not necessarily indicative of results for any future period.

RESULTS OF OPERATIONS - SECOND QUARTER OF FISCAL 1997 COMPARED TO SECOND QUARTER OF FISCAL 1996:

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                              Three Months Ended June 30,
                                                  1997          1996
Net revenues                                      100.0%        100.0%
                                                 -------       -------
Operating expenses:
Field service costs                                93.7          81.3
Selling expenses                                    7.9          11.1
General and administrative expenses                 7.1           6.9
Depreciation and amortization                       0.8           0.6
                                                 -------       -------
Total operating expenses                          109.5          99.9
                                                 -------       -------
Operating income (loss)                            (9.5)          0.1
Interest income net                                 0.7           1.1
Equity in earnings of affiliate                     0.1           0.0
                                                 -------       -------
Income (loss) before provision for income taxes    (8.7)          1.2
Provision (benefit) for income taxes                2.6          (0.4)
                                                 -------       -------
Net income (loss)                                  (6.1%)         0.8%
                                                 -------       -------
                                                 -------       -------

Net revenue increased $4.8 million, or 18% to $31.6 million in the second quarter of 1997, from $26.9 in the second quarter of 1996. The net increase in revenue resulted from an increase in revenue from new clients of $7.4 million, increased revenue from existing clients of $4.9 million, offset by a decrease in revenue of $7.5 million from clients no longer with the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


For the second quarter of 1997, field service costs increased $7.8 million, or 36%, to $29.6 million, as compared to $21.8 million in the second quarter of 1996. Field service costs are comprised principally of field labor and related costs and expenses required to provide both routed and dedicated coverage, project activities and related technology costs. In addition, included are overhead costs incurred to support the activities of these groups of employees.
 The increase in field service costs is due primarily to costs required to provide the management and supervision to support the increased business level of dedicated and project services. As a percentage of net revenues, field service costs increased to 94% in 1997 from 81% in 1996 due to the negative leverage caused by the loss of syndicated services business and the impact of increased project and dedicated service business mentioned above.

Selling expenses decreased $0.5 million, or 16%, to $2.5 million in the second quarter of 1997, compared to $3.0 million in the same period last year. As a percentage of net revenues, selling expenses decreased to 8% in the second quarter of 1997, from 11% in the second quarter of 1996. This decrease in costs, both in absolute amount and as a percentage of revenue, is a result of lower staffing and travel costs.

General and administrative expenses increased $0.4 million, or 21%, to $2.2 million in the second quarter of 1997 from $1.9 million in the same period of 1996. The increase in general and administrative costs were due primarily to increased staffing in recruitment and training and management information systems that were required to support overall business growth, including the increased project and dedicated service levels. In addition, increased costs were experienced due to higher provisions for uncollectible accounts, termination costs, as well as salary increases in the ordinary course of business. As a percentage of net revenues, general and administrative expenses remained at 7% in the second quarter of 1997, consistent with the second quarter of 1996.

Depreciation and amortization expenses increased as a result of depreciation on computer hardware and software development costs for shelf technology and for general business purposes.

Interest income decreased in the second quarter of 1997, as compared to the second quarter of 1996, due to lower cash balances available for investment in 1997. The second quarter of 1996 included interest income on the net proceeds from the Company's initial public offering on March 1, 1996.

Equity in earnings of affiliate represents the Company's share of the earnings of Ameritel, Inc., a full service telemarketing company. During 1996, the Company exercised its option to increase its ownership of Ameritel to 20%, and is now required to recognize its equity interest in Ameritel's earnings.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Income tax benefit was approximately $0.8 million in the second quarter of 1997 compared to income tax expense of $0.1 million in the second quarter of 1996, representing an effective rate of 29% and 36%, respectively. The effective rate for the second quarter of 1997 includes a year to date adjustment in the rate to achieve a six month rate of 34%.

The Company incurred a net loss of approximately $1.9 million in the second quarter of 1997, compared to net income of approximately $0.2 million in the second quarter of 1996, primarily as a result of operating expenses increasing at a faster rate than revenues, as discussed above.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996:

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                  Six Months Ended June 30,
                                                     1997           1996
Net revenues                                        100.0%         100.0%
                                                   -------        -------
Operating expenses:
Field service costs                                  91.7           79.2
Selling expenses                                      8.3           10.6
General and administrative expenses                   7.7            6.8
Depreciation and amortization                         0.8            0.6
                                                   -------        -------
Total operating expenses                            108.5           97.2
                                                   -------        -------
Operating income (loss)                              (8.5)           2.8
Interest income net                                   0.7            0.6
Equity in earnings of affiliate                       0.1            0.0
                                                   -------        -------
Income (loss) before provision for income taxes      (7.7)           3.4
Provision Benefit for income taxes                    2.6           (1.3)
                                                   -------        -------
Net income (loss)                                    (5.1%)          2.1%
                                                   -------        -------
                                                   -------        -------

Net revenue increased $7.9 million, or 15% to $61.0 million in the first six months of 1997, from $53.1 in the corresponding period of 1996. The net increase in revenue resulted from an increase in revenue from new clients of $10.2 million, an increase in revenue from existing clients of $11.5 million, offset by a decrease in revenue of $13.8 million from clients no longer with the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the first six months of 1997, field service costs increased $13.9 million, or 33%, to $56.0 million, as compared to $42.1 million in the first six months of 1996. The increase in field service costs is primarily due to costs required to execute the increased business level of dedicated and project services. As a percentage of net revenues, field service costs increased to 92% for the first six months of 1997 from 79% in the same period of 1996 due to the negative leverage caused by the loss of syndicated services business and the impact of increased project and dedicated service business.

Selling expenses decreased $0.6 million, or 10%, to $5.1 million in the first six months of 1997, compared to $5.6 million in the same period last year. As a percentage of net revenues, selling expenses decreased to 8% in the first six months of 1997, from 11% in the first six months of 1996. This decrease in costs, both in absolute amount and as a percentage of revenue, is a result of lower staffing and travel costs.

General and administrative expenses increased $1.1 million, or 30%, to $4.7 million in the first six months of 1997 from $3.6 million in the same period of 1996. The increase in general and administrative costs were primarily due to increased staffing in recruitment and training and management information systems that were required to support overall business growth, including the increased project and dedicated service levels. In addition, increased costs were experienced due to higher provisions for uncollectible accounts, workers compensation insurance reserves, termination costs, as well as salary increases in the ordinary course of business. As a percentage of net revenues, general and administrative expenses were 8% in the first six months of 1997, compared to 7% in the first six months of 1996.

Depreciation and amortization expenses increased as a result of depreciation on computer hardware and software development costs for shelf technology and for general business purposes.

Interest income increased for the first six months of 1997, as compared to the first six months of 1996, due to investment of the net proceeds from the Company's initial public offering on March 1, 1996.

Equity in earnings of affiliate represents the Company's share of the earnings of Ameritel, Inc. During 1996, the Company exercised its option to increase its ownership of Ameritel to 20%, and is now required to recognize its equity interest in Ameritel's earnings.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Income tax benefit was $1.6 million for the first six months of 1997, compared to income tax expense of $0.7 million for the same period of 1996, representing an effective tax rate of 34% and 39%, respectively.

The Company incurred a net loss of approximately $3.1 million in the first half of 1997, compared to net income of approximately $1.1 million in the first half of 1996, primarily as a result of operating expenses increasing at a faster rate than revenues, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On March 1, 1996, the Company completed an initial public offering of its Common Stock, raising $26.6 million. Prior to this offering, the Company's primary sources of financing were senior borrowings from a bank under a revolving line of credit and subordinated borrowings from two stockholders. During the first half of 1997, the Company had a net decrease in cash balances of $1.8 million, resulting from the operating losses and the Common Stock repurchase program, offset partially by a reduction in accounts receivable of $4.4 million.

In January 1997, the Company entered into a new credit agreement with a bank, which provides for an unsecured line of credit in the maximum amount of $7.0 million. Borrowings under the line of credit bear interest at the bank's reference rate, unless the Company elects the specified offshore rate. The credit agreement contains various covenants which, among other things, require compliance with certain financial tests such as working capital, tangible net worth, leverage and profitability. In addition, the credit agreement imposes certain restrictions on the Company, including the incurrence of additional indebtedness, the payment of dividends and the ability to make acquisitions. No borrowings are currently outstanding under this facility.

In March 1997, the Company's Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to 1,000,000 shares of Common Stock from time to time in the open market, depending on market conditions. This program was funded by working capital. As of July 14, 1997, the Company repurchased an aggregate of 507,000 shares of Common Stock for an aggregate price of approximately $3.0 million. No further repurchases are currently planned.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Cash and cash equivalents totaled $17.8 million at June 30, 1997, compared with $19.5 million at December 31, 1996. At June 30, 1997 and December 31, 1996, the Company had working capital of $26.2 million and $32.7 million, and current ratios of 3.1 and 4.1 respectively.

Net cash provided by operating activities for the six months ended June 30, 1997 was $1.4 million compared to cash used by operating activities of $2.5 million for the comparable period in 1996. This increase in cash from operating activities for 1997 resulted primarily from a decrease in accounts receivable of $4.5 million, offset partially by net operating losses. Net cash used by investing activities for the six months ended June 30, 1997 was $0.3 million compared to net cash used by investing activities of $0.4 million for the comparable period in 1996. Net cash used in financing activities for the six months ended June 30, 1997 was $2.9 million compared to cash generated of $23.2 million for the same period in 1996. In 1997, the Company repurchased 502,000 shares of its Common Stock for approximately $2.9 million. In 1996, the Company received net proceeds from the issuance of Common Stock of $26.6 million and repaid long-term debt of $3.4 million.

The above activity resulted in a decrease in cash and cash equivalents of $1.8 million for the six months ended June 30, 1997.

The Company is currently experiencing operating losses resulting from a change in its business mix and rising field costs and has announced a plan to restructure its corporate and field operations during the third quarter of 1997. While management is not currently able to estimate the amount of the restructure charge, or its effect on operational cash flow, it is expected that these charges will be reflected in the third quarter results.

The Company's current liquidity is provided by cash and cash equivalents and the timely collection of its receivables. Management believes that this liquidity is sufficient to provide for on-going working capital needs and generally fund the on-going operations of the business.

RISK FACTORS

It is recommended that this Form 10-Q be read in conjunction with the Company's 1996 Annual Report on Form 10-K. The following risk factors should be carefully reviewed in addition to the other information contained in this Quarterly Report on Form 10-Q.

HISTORY OF LOSSES

During the years ended December 31, 1992 and 1993, the Company incurred significant losses and experienced substantial negative cash flow. The Company had net losses of $3.2 million and $2.6 million for the years ended
December 31, 1992 and 1993, respectively. These losses resulted primarily from additional field service costs to provide syndicated coverage in grocery stores for relatively few clients in newly-opened regions during the Company's continuing national expansion in 1992 and 1993, and from the write-off of $1.7 million in goodwill in 1992. In addition, the Company incurred a net loss of $3.1 million for the first six months of 1997, and expects its 1997 operating results to be substantially less than the prior year. There can be no assurance that the Company will not sustain further losses.

LOSS OF SYNDICATED BUSINESS

PIA's business mix has changed significantly over 1996 and the first half of 1997, and is expected to continue to change during the balance of 1997. Due in part to industry consolidation and increased competition, the Company has lost a substantial amount of syndicated services business over the last 18 months, and
has not sold enough new syndicated  business to compensate for this loss.   This
business has historically required a significant fixed management and personnel infrastructure. Accordingly, the loss of syndicated business, without offsetting gains, has a material adverse effect on the Company's results of operations.

INDUSTRY CONSOLIDATION; CONCENTRATED CLIENT BASE

The retail and manufacturing industries are undergoing a consolidation process that is resulting in fewer larger retailers and suppliers. The Company's success is dependent in part upon its ability to maintain its existing clients and to obtain new clients. As a result of industry consolidation, the Company has lost certain clients, and this trend could continue to have a negative effect on the Company's client base and results of operations. The Company's ten largest clients generated approximately 68% and 69%, and 55% and 59%, of the Company's net revenues for the quarter and six month periods ended June 30, 1997 and 1996, respectively. During the second quarter, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than Buena Vista Home Video, S.C. Johnson and Eckerd Drug Company, which accounted for 19%, 12% and 11% of net revenues, respectively, for the quarter ended June 30, 1997. For the six months ended June 30, 1997, only Buena Vista Home Video and S. C. Johnson accounted for greater than 10% of net revenues, with 23% and 11% respectively. The Company's contracts with its clients have terms ranging from one to five years. PIA believes that the uncollectibility of amounts due from any of its large clients, would have a material adverse effect on the Company's results of operations.

UNCERTAINTY OF COMMISSION INCOME

Approximately 15% and 15% of the Company's net revenues for the quarter and six months ended June 30, 1997, respectively, was earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Commissions paid to PIA under these contracts have had a significant effect on the Company's profitability in certain quarters. Under these contracts, the Company generally receives a draw on a monthly or quarterly basis, which is then applied against commissions earned. Adjustments are made on a monthly or quarterly basis upon receipt of reconciliations between commissions earned from the client and the draws previously received. The reconciliations typically result in commissions owed to the Company in excess of previous draws; however, the Company cannot predict with accuracy the level of its clients' commission-based sales. Accordingly, the amount of commissions in excess of or less than the draws previously received will fluctuate and can significantly affect the Company's operating results in any quarter.

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

     Item 1:   Legal Proceedings
               None

     Item 2:   Changes in Securities
               None

     Item 3:   Defaults Upon Senior Securities
               None

     Item 4:   Submission of Matters to a Vote of Security Holders

               The Company's Annual Meeting of Stockholders was held on June 6, 1997. The stockholders elected a Board of six directors, approved amendments to the Company's 1995 Stock Option Plan, approved the adoption of the Employee Stock Purchase Plan and ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors.

               Results of the voting in connection with each of the matters submitted to the stockholders were as follows:

                    Board of Directors             For            Withheld
               ----------------------------  ----------------  ---------------
                   Clinton E. Owens             3,151,645         767,983
                   Joseph H. Coulombe           3,151,645         767,983
                   John A. Colwell              3,151,645         767,983
                   Edwin E. Epstein             3,151,645         767,983
                   Patrick C. Haden             3,151,645         767,983
                   J. Christopher Lewis         3,151,645         767,983


                                                    For       Against   Abstain
                                                 ----------   -------   -------
               Amend Company's 1995 Stock
                 Option Plan                      3,857,815    29,283    32,530
               Adopt Company's Employee
                 Stock Purchase Plan              3,866,065    21,633    31,930
               Ratification of the appointment
                 of Deloitte & Touche LLP as
                 independent auditors             3,913,142     2,570     3,916

     Item 5:   Other Information
               None

    Item 6.   Exhibits and Reports on Form 8-K
              (a) EXHIBITS.

EXHIBIT
-------
NUMBER    DESCRIPTION
------    -----------
3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-80429).

3.2 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-80429).

4.1 Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding Corporation, RVM/PIA, a California limited partnership, The Riordan Foundation and Creditanstalt-Bankverein (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, No. 33-80429).

10.1      1990 Stock Option Plan (incorporated herein by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 33-80429).

10.2      1995 Stock Option Plan (incorporated herein by reference to
          Exhibit 10.2 to the Company's Registration Statement on Form S-1, No. 33-80429).

10.3 1995 Stock Option Plan for Nonemployee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 33-80429).

10.4 Business Loan Agreement dated as of January 1, 1997 between the Company and Bank of America National Trust and Savings Association (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
          1996).

10.5 Employment Agreement dated as of June 25, 1997 between the Company and Terry R. Peets.

27.1      Financial Data Schedule.

          (b)  REPORTS ON FORM 8-K.
          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PIA MERCHANDISING SERVICES, INC.
                                      (Registrant)



                                      By:  /s/  Cathy L. Wood
                                           -------------------------------
                                           Cathy L. Wood
                                           Executive Vice President
                                           Chief Financial Officer



                                   By:  /s/  Stephen R. Christie
                                        --------------------------------------
                                        Stephen R. Christie
                                        Vice President
                                        Corporate Controller


Dated:  August 14, 1997