Form 10-Q
period 1997-09-30
PIA MERCHANDISING SERVICES INC
filed 1997-11-14
CIK 1004989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

            For the third quarterly period ended September 30, 1997.

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

 On October 31, 1997, there were 5,392,558 shares of Common Stock outstanding.

                        PIA Merchandising Services, Inc.

                                      Index

PART I:        FINANCIAL INFORMATION

Item 1:     Financial Statements

                   Condensed Consolidated Balance
                   Sheets as of September 30, 1997 (Unaudited)
                   and December 31, 1996..........................................3

                   Condensed Consolidated Statements of Operations
                   Three Months and Nine Months Ended September 30,
                   1997 and 1996 (Unaudited)......................................4

                   Condensed Consolidated Statement of Cash Flows
                   Nine Months Ended September 30,
                   1997 and 1996 (Unaudited)......................................5

                   Notes to Condensed Consolidated Financial
                   Statements (Unaudited).........................................6

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................................8

            Risk Factors.........................................................15

PART II:       OTHER INFORMATION

Item 2:     Changes in Securities and Use of Proceeds............................17

Item 6:     Exhibits and Reports on Form 8-K.....................................18

SIGNATURES.......................................................................19

                         PART 1: FINANCIAL INFORMATION
                          Item 1: Financial Statements

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)


                                                                          September 30,        December 31,
                                                                              1997                 1996
                                                                          ------------         ------------
                                                                          (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                 $     13,827         $     19,519
Accounts receivable, net of allowance for doubtful accounts
   of $1,277 and $583 for 1997 and 1996, respectively,
   and sales allowance of $711 in 1997                                          16,971               22,630
Income taxes receivable                                                          4,398                   --
Prepaid expenses and other current assets                                          871                  564
Deferred income taxes                                                              669                  669
                                                                          ------------         ------------
    TOTAL CURRENT ASSETS                                                        36,736               43,382
                                                                          ------------         ------------

PROPERTY AND EQUIPMENT, NET (NOTE 2)                                             2,456                3,705
                                                                          ------------         ------------

INVESTMENTS & OTHER ASSETS:
Investment in affiliate                                                            399                  322
Capitalized software development costs (note 2)                                     --                  129
Other assets                                                                       815                  134
                                                                          ------------         ------------
    TOTAL OTHER ASSETS                                                           1,214                  585
                                                                          ------------         ------------

      TOTAL ASSETS                                                        $     40,406         $     47,672
                                                                          ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                          $      1,696         $        772
Other current liabilities                                                       12,355                9,762
Income taxes payable                                                                --                  111
                                                                          ------------         ------------
    TOTAL CURRENT LIABILITIES                                                   14,051               10,645
                                                                          ------------         ------------

LONG TERM LIABILITIES                                                            1,145                  309
                                                                          ------------         ------------
    TOTAL LIABILITIES                                                           15,196               10,954
                                                                          ------------         ------------

STOCKHOLDERS' EQUITY:
Common stock & additional paid-in-capital                                       33,487               33,425
Less:  Treasury stock                                                           (3,004)                  --
Retained earnings (accumulated deficit)                                         (5,273)               3,293
                                                                          ------------         ------------
    TOTAL STOCKHOLDERS' EQUITY                                                  25,210               36,718
                                                                          ------------         ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                    $     40,406         $     47,672
                                                                          ============         ============


                             See accompanying notes

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------
(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30                          September 30
                                                        -------------------------------       -------------------------------
                                                            1997               1996               1997               1996
                                                        ------------       ------------       ------------       ------------
Net Revenues                                            $     33,995       $     33,589       $     94,994       $     86,703
                                                        ------------       ------------       ------------       ------------

Operating Expenses:
  Field  service costs                                        31,534             26,483             87,541             68,591
  Selling expenses                                             2,867              2,885              7,928              8,508
  General and administrative expenses                          2,389              2,140              7,074              5,733
  Restructure and other non-recurring charges                  5,420                 --              5,420                 --
  Depreciation and amortization                                  263                154                722                453
                                                        ------------       ------------       ------------       ------------

    Total operating expenses                                  42,473             31,662            108,685             83,285
                                                        ------------       ------------       ------------       ------------

Operating Income (Loss)                                       (8,478)             1,927            (13,691)             3,418

Other Income:
  Interest income, net                                           188                261                638                590
  Equity in earnings of affiliate                                 25                 --                 77                 --
  Foreign currency transaction loss                               (1)                --                 (2)                --
                                                        ------------       ------------       ------------       ------------

    Total other income                                           212                261                713                590
                                                        ------------       ------------       ------------       ------------

Income (Loss) Before Benefit (Provision)
  For Income Taxes                                            (8,266)             2,188            (12,978)             4,008

Benefit (Provision) For Income Taxes                           2,811               (851)             4,413             (1,568)
                                                        ------------       ------------       ------------       ------------

Net Income  (Loss)                                      $     (5,455)      $      1,337       $     (8,565)      $      2,440
                                                        ============       ============       ============       ============

Net Income (Loss) Per Common And
  Common Equivalent Share                               $      (1.01)      $       0.21       $      (1.53)      $       0.41
                                                        ============       ============       ============       ============

Weighted Average Common And
  Common Equivalent Shares                                     5,393              6,251              5,605              5,972


                             See accompanying notes

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------
(UNAUDITED) (IN THOUSANDS)

                                                                     For the Nine Months Ended
                                                                            September 30,
                                                                  -------------------------------
                                                                      1997               1996
                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $     (8,565)      $      2,440
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                          722                453
    Provision for doubtful receivables, net                                694                135
    Equity in net earnings of affiliated companies                          77                 --
    Restructuring and non-recurring charges                              5,420                 --

Changes in operating assets and liabilities:
  Accounts receivable                                                    4,965             (8,605)
  Prepaid expenses and other                                            (5,418)                (6)
  Accounts payable and other liabilities                                   118              1,278
  Income taxes payable                                                    (111)              (227)
                                                                  ------------       ------------

    Net cash used in operating activities                               (2,098)            (4,532)
                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (358)              (282)
  Capitalization of software development costs (note 3)                   (294)              (693)
                                                                  ------------       ------------

    Net cash used in investing activities                                 (652)              (975)
                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of treasury stock                                            (3,004)                --
Repayments of long term debt                                                --             (3,400)
Proceeds from issuance of common stock, net                                 62             26,587
                                                                  ------------       ------------

    Net cash provided by (used in) financing activities                 (2,942)            23,187
                                                                  ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (5,692)            17,680

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                   19,519                185
                                                                  ------------       ------------

  End of period                                                   $     13,827       $     17,865
                                                                  ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes                                        $        104       $      1,820
                                                                  ============       ============


                             See accompanying notes

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

1.      Basis of Presentation
        ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

        Certain amounts have been reclassified in the prior year's consolidated financial statements in order to conform with the current year's presentation.

2.      Restructure and Other Non-Recurring Charges
        -------------------------------------------

        During the first nine months of 1997, the Company experienced declining gross margins, and resultant operating losses, due to service performance issues and the loss of several principal clients. This decline in margins has resulted in insufficient margin dollars to cover the overhead structure which had developed at the field level and in the general corporate area. In the quarter ended September 30, 1997, the Company addressed these conditions by restructuring its operations, focusing on a more disciplined and functional operational structure, and redirecting its technology strategies, resulting in a $5,420 charge for restructure and non-recurring charges. This $5,420 charge includes $3,285 for restructure charges and $2,135 for non-recurring charges. The restructure charges consist of $1,264 of identified headcount reductions and implementation costs in various management and administrative functions and $2,021 in write-downs and accruals associated with the redirection of the Company's technology strategies (see Note 3). Other non-recurring charges consist primarily of $1,297 of reserves and write-offs related to unprofitable contracts and $555 of costs associated with changes in the Company's service delivery model.

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share amounts)

3.      Property and Equipment
        ----------------------

        As of the year ended December 31, 1996, the Company had capitalized certain software development costs per accounting policy. These costs have been reclassified from Other Assets, as previously reported, to Property and Equipment. As part of the restructuring described in Note 2., the Company has redirected its strategy for deployment of technology, which has resulted in an impairment of its capitalized software development costs of approximately $1.0 million. The amounts in Property and Equipment consist of:

                                                           September 30,        December 31,
                                                                1997                1996
                                                              -------             -------
          Equipment                                           $ 3,483             $ 3,343
          Furniture and fixtures                                  646                 641
          Leasehold improvements                                  138                 118
          Capitalized software development costs                  902               1,858
                                                              -------             -------
                                                                5,169               5,960

          Less: Accumulated depreciation and amortization      (2,713)             (2,255)
                                                              -------             -------
                                                              $ 2,456             $ 3,705
                                                              =======             =======


4.      Recent Accounting Pronouncements
        --------------------------------

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS 128, the Company will be required to disclose basic earnings per share and diluted earnings per share for all periods for which an income statement is presented, which will replace disclosure currently being made for primary earnings per share and fully diluted earnings per share. SFAS 128 requires adoption for fiscal periods ending after December 15, 1997. The impact on the Company's primary or fully diluted earnings per share for the quarter and nine months ended September 30, 1997 and 1996 is immaterial.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has not yet determined the impact, if any, of adopting these standards. SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
--------

PIA Merchandising Services, Inc. (the "Company" or "PIA") provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser and chain and deep discount drug stores. For the quarter and nine months ended September 30, 1997, the Company generated approximately 64.2% and 77.5% of its net revenues from manufacturer clients and 35.8% and 22.5% from retailer clients, respectively.

The Company's profitability has continued to be adversely affected by the loss of principal clients (for which PIA provides syndicated and project-type services) during the last half of 1996 and first part of 1997. The Company's principal client business has historically required a significant fixed management and personnel infrastructure to manage and execute service and project contracts. Due in part to performance issues, industry consolidation and increased competition, the Company lost a number of principal clients in the last half of 1996 and the first part of 1997, causing a decrease in the profitability of that service type in the last two quarters of the year and the first nine months of 1997. PIA has not engaged any sizable new principal clients for on-going services to offset this loss. The Company believes that revenues in 1997 from principal clients will continue to decline as a result of the wind-down of the lost business.

The Company has increased significantly its dedicated client service business with two major customers. However, this business is at a lower profit margin than the service historically provided for principal, or syndicated, clients. Due to the change in business mix, and resulting impact on margin, and failure to act quickly enough to align the cost structure with the changing mix of business, in the third quarter of 1997 the Company recognized a charge for restructuring and other non-recurring costs associated with the realignment of the management structure servicing principal clients.

The Company continues to experience an increase in the demand for dedicated client services. The net revenues associated with dedicated clients increased, as a percentage of overall net revenues, from 24% in the third quarter of 1996 to 31% in the third quarter of 1997, and from 15% in the first nine months of 1996 to 32% in the first nine months of 1997. In the dedicated services business, PIA provides each manufacturer or retailer client with an organization, including a management team, that works exclusively for that client.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The amount of commissions earned by PIA under its commission-based contracts, typically averaging 14% to 17% of total net revenues, varies seasonally, and generally corresponds to the peak selling seasons of the clients that have entered into these types of contracts. Historically, the Company has recognized greater commission income in the first and fourth quarters. See "Risk Factors -- Uncertainty of Commission Income."

RESULTS OF OPERATIONS
---------------------

NET REVENUES
------------

Net revenues for the quarter and nine month period ended September 30, 1997 increased from the comparable period of 1996 due primarily to increases in services provided for dedicated clients, offset partially by a decrease in net revenues from principal clients (for syndicated and project services). For the third quarter of 1997, net revenues were $34.0 million, compared to $33.6 million in the third quarter of 1996, a 1% increase. For the year to date period of 1997, net revenues were $95.0 million, compared to $86.7 million in the same period last year, a 10% increase. The Company's dedicated client net revenues have grown from $8.0 million in the third quarter of 1996 to $10.7 million in the third quarter of 1997, a 34% increase, and from $12.8 million in the first nine months of 1996 to $30.2 million in the first nine months of 1997, a 136% increase. This increase in dedicated client net revenues resulted from two major new clients. Management expects that net revenues from dedicated clients will continue to increase as a percentage of the overall net revenues earned, as the net revenues from these two new clients continue to grow at a faster rate than syndicated and project net revenues from principal clients.

The following table sets forth net revenues by client type as a percentage of net revenues for the periods indicated:

                                                         Quarter Ended September 30,
                                            ------------------------------------------------
                                                  1997                 1996
          (in millions)                     -----------------    -----------------    Change
                                            Amount       %       Amount       %          %
                                            -------   -------    -------   -------    ------
          Principal Client Net Revenues     $  23.3      68.5%   $  25.6      76.2%     (9.0%)

          Dedicated Client Net Revenues        10.7      31.5%       8.0      23.8%     33.8%
                                            -------   -------    -------   -------    ------

                   Total Net Revenues       $  34.0     100.0%   $  33.6     100.0%      1.2%
                                            =======   =======    =======   =======    ======


                                                      Nine Months Ended September 30,
                                            ------------------------------------------------
                                                  1997                 1996
                                            -----------------    -----------------    Change
                                            Amount       %       Amount       %          %
                                            -------   -------    -------   -------    ------
          Principal Client Net Revenues     $  64.8      68.2%   $  73.9      85.2%    (12.3%)

          Dedicated Client Net Revenues        30.2      31.8%      12.8      14.8%    135.9%
                                            -------   -------    -------   -------    ------

                   Total Net Revenues       $  95.0     100.0%   $  86.7     100.0%      9.6%
                                            =======   =======    =======   =======    ======

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The slight increase in net revenues for the third quarter of 1997 compared to 1996 resulted from an increase in revenue from new clients, primarily dedicated clients, of $12.9 million, offset by a decrease in revenue from existing principal clients of $3.3 million and a decrease in revenue of $9.2 million from clients no longer with the Company. For the nine months ended September 30, 1997, the increase in net revenues, as compared to the comparable period of last year, resulted from an increase in revenue from new clients, primarily dedicated clients, of $10.2 million and an increase in revenue from existing, primarily dedicated, clients of $21.6 million, offset partially by a decrease in revenue of $23.5 million from clients no longer with the Company.

OPERATING EXPENSES
------------------

The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                         Quarter Ended September 30,
                                            ------------------------------------------------
                                                  1997                 1996
     (in millions)                          -----------------    -----------------    Change
                                            Amount       %       Amount       %          %
                                            -------   -------    -------   -------    ------
     Field Service Costs                    $  31.5      92.6%   $  26.5      78.9%     18.9%
     Selling Expenses                           2.9       8.5%       2.9       8.6%      0.0%
     General & Administrative Expenses          2.4       7.1%       2.1       6.3%     14.3%
     Restructure & Non-Recurring Charges        5.4      15.9%        --       0.0%      N/A
     Depreciation & Amortization                0.3       0.9%       0.2       0.6%     50.0%
                                            -------   -------    -------   -------    ------

          Total Operating Expenses          $  42.5     125.0%   $  31.7      94.3%     34.1%
                                            =======   =======    =======   =======    ======


                                                     Nine Months Ended September 30,
                                            ------------------------------------------------
                                                  1997                 1996
                                            -----------------    -----------------    Change
                                            Amount       %       Amount       %          %
                                            -------   -------    -------   -------    ------
     Field Service Costs                    $  87.6      92.2%   $  68.6      79.1%     27.7%
     Selling Expenses                           7.9       8.3%       8.5       9.8%     (7.1%)
     General & Administrative Expenses          7.1       7.5%       5.7       6.6%     24.6%
     Restructure & Non-Recurring Charges        5.4       5.7%        --       0.0%      N/A
     Depreciation & Amortization                0.7       0.7%       0.5       0.6%     40.0%
                                            -------   -------    -------   -------    ------

          Total Operating Expenses          $ 108.7     114.4%   $  83.3      96.1%     30.5%
                                            =======   =======    =======   =======    ======

For the third quarter of 1997, field service costs increased $5.0 million, or 19%, to $31.5 million, as compared to $26.5 million in the third quarter of 1996. For the nine month period ended September 30, 1997, field service costs increased $19.0 million, or 28%, to $87.6 million, as compared to $68.6 million in the comparable period of 1996. Field service costs are comprised

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

principally of field labor and related costs and expenses required to provide services to both principal and dedicated clients and related technology costs. In addition, included are overhead costs incurred to support the activities of these groups of employees. The increase in field service costs is due primarily to costs required to provide the management and supervision necessary to support the increased business level of dedicated clients. As a percentage of net revenues, field service costs in the third quarter and nine month period increased to 93% and 92%, respectively, in 1997 from 79% for both periods in 1996 due to the negative leverage caused by the loss of principal client business and the impact of increased dedicated client service business mentioned above.

Selling expenses remained the same amount, $2.9 million, in the third quarter of 1997, compared to the same period last year. For the nine month period ended September 30, 1997, selling expenses decreased $0.6 million, or 7%, to $7.9 million compared to $8.5 million in the same period last year. As a percentage of net revenues, selling expenses remained at 9% in the third quarter of 1997, compared to the third quarter of 1996. For the nine month period ended September 30, 1997, selling expenses decreased to 8% from 10% in the same period of 1996. This decrease in costs, both in absolute amount and as a percentage of net revenues, is a result of lower staffing and travel costs.

General and administrative expenses increased 14% in the third quarter of 1997 to $2.4 million, compared to $2.1 million in the same period of 1996. For the nine month period ended September 30, 1997, general and administrative expenses increased 25%, from $5.7 million in 1996 to $7.1 million this year. The increase in general and administrative costs were due primarily to increased staffing in recruitment and training and management information systems that were required to support overall business growth, including the increased dedicated client base. In addition, increased costs were experienced due to higher provisions for uncollectible accounts and termination costs, as well as salary increases in the ordinary course of business.

In the quarter ended September 30, 1997, the Company undertook a restructuring of its operations, focusing on a more disciplined and functional operational structure, and redirecting its technology strategies. This resulted in a $5.4 million charge for restructure and non-recurring charges, which includes $3.3 million for restructure charges and $2.1 million for non-recurring charges. The restructure charges consist of $1.3 million of identified headcount reductions and implementation costs in various management and administrative functions and $2.0 million in write-downs and accruals associated with the redirection of the Company's technology strategies (see Note 2). Other non-recurring charges consist primarily of $1.3 million of reserves and write-offs related to unprofitable contracts and $0.6 million of costs associated with changes in the Company's service delivery model.

Depreciation and amortization expenses increased in 1997 for both the third quarter and the nine month period ended September 30, 1997, as compared to the same periods of 1996, as a result of depreciation on computer hardware and software development costs for shelf technology and for general business purposes.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OTHER INCOME
------------

Interest income decreased in the third quarter of 1997, as compared to the third quarter of 1996, due to lower cash balances available for investment in 1997. The third quarter of 1996 included interest income on the net proceeds from the Company's initial public offering on March 1, 1996. For the nine month period ended September 30, 1997, interest income increased as compared to the same period of 1996 due to the full investment period of nine months in 1997 versus six months in 1996 after the initial public offering.

Equity in earnings of affiliate represents the Company's share of the earnings of Ameritel, Inc., a full service telemarketing company. During 1996, the Company exercised its option to increase its ownership of Ameritel to 20%, and is now required to recognize its equity interest in Ameritel's earnings.

BENEFIT FROM INCOME TAXES
-------------------------

Income tax benefit was approximately $2.8 million in the third quarter of 1997 compared to income tax expense of $0.9 million in the third quarter of 1996, representing an effective rate of 34% and 39%, respectively. Income tax benefit was approximately $4.4 million for the nine month period ended September 30, 1997, compared to income tax expense of $1.6 million in the comparable period of 1996, representing an effective rate of 34% and 39%, respectively.

NET LOSS
--------

The Company incurred a net loss of approximately $5.5 million in the third quarter of 1997, or $1.01 per share, compared to net income of approximately $1.3 million, or $0.21 per share, in the third quarter of 1996. For the nine month period ended September 30, 1997, the net loss is $8.6 million, or $1.53 per share, compared to net income of $2.4 million, or $0.41 per share, in the same period of 1996. The net loss for the third quarter and nine months ended September 30, 1997 included the net impact, after related tax benefit, of restructure and other non-recurring charges of $3.6 million, or $0.66 per share for the third quarter of 1997 and $0.64 per share for the nine month period ended September 30, 1997. The loss incurred in the current year is primarily a result of margin reductions due to an increased level of lower margin dedicated client services, inefficiencies in field labor execution, poor pricing decisions for some client contracts, higher business unit overhead costs and the recognition of restructure charges, other non-recurring charges and additional reserves.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

NEW FINANCIAL MODEL
-------------------

The Company has developed a new financial model with which its business can be analyzed to assist in the understanding of the operating results and impact of various cost functions within the organization. This model follows more standard metrics and allows the Company to analyze and manage at the business unit level. The following table illustrates this financial model for the third quarter and the nine months ended September 30, 1997. Comparative information for the same periods last year is not yet available.

                                                            Period Ended September 30, 1997
                                                       ----------------------------------------
                                                          Three Months           Nine Months
     (in millions)                                     ------------------     -----------------
                                                       Amount        %        Amount       %
                                                       -------    -------     -------    ------
     Net Revenues                                      $  34.0      100.0%      $95.0     100.0%
     Cost of Revenues:
       Direct Business Unit Field Expense                 26.2       77.1%       71.3      75.1%
                                                       -------    -------     -------    ------
       Gross Margin                                        7.8       22.9%       23.7      24.9%

     Overhead and Allocated Field Expense                  6.5       19.1%       19.9      20.9%
                                                       -------    -------     -------    ------
       Business Unit Margin                                1.3        3.8%        3.8       4.0%

     Selling, General & Administrative Expenses            3.5       10.3%       10.8      11.4%
                                                       -------    -------     -------    ------

     Earnings Before Interest, Taxes, Depreciation
      and Amortization (EBITDA)                        $  (2.2)      (6.5%)   $  (7.0)     (7.4%)
                                                       =======    =======     =======    ======

Management expects to continue to review the business results on the basis of the comparable financial statement format contained in this Form 10-Q until such time as comparisons can be made utilizing the new financial model.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On March 1, 1996, the Company completed an initial public offering of its Common Stock, raising $26.5 million. Prior to this offering, the Company's primary sources of financing were senior borrowings from a bank under a revolving line of credit and subordinated borrowings from two stockholders. During the nine month period ended September 30, 1997, the Company had a net decrease in cash balances of $5.7 million, resulting from its operating losses and Common Stock repurchase program, offset partially by a reduction in accounts receivable of $5.0 million.

In March 1997, the Company's Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to 1,000,000 shares of Common Stock from time to time in the open market, depending on market conditions. This program was funded by

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

proceeds from the initial public offering. As of July 14, 1997, the Company repurchased an aggregate of 507,000 shares of Common Stock for an aggregate price of approximately $3.0 million. No further repurchases are currently planned.

Cash and cash equivalents totaled $13.8 million at September 30, 1997, compared with $19.5 million at December 31, 1996. At September 30, 1997 and December 31, 1996, the Company had working capital of $22.7 million and $32.7 million, respectively, and current ratios of 2.6 and 4.1, respectively.

Net cash used for operating activities for the nine months ended September 30, 1997 was $2.1 million, compared to cash used for operating activities of $4.5 million for the comparable period in 1996. This use of cash for operating activities in 1997 resulted primarily from net operating losses, offset partially by a decrease in accounts receivable of $5.0 million. This decrease in accounts receivable was due primarily to payments received from a major dedicated service client, reducing the amounts outstanding in December 1996. Net cash used by investing activities for the nine months ended September 30, 1997 was $0.7 million, compared to net cash used for investing activities of $1.0 million for the comparable period in 1996. Net cash used for financing activities for the nine months ended September 30, 1997 was $2.9 million, compared to cash generated of $23.2 million for the same period in 1996. In 1997, the Company repurchased 507,000 shares of its Common Stock for approximately $3.0 million. In 1996, the Company received net proceeds from the issuance of Common Stock of $26.6 million and repaid long-term debt of $3.4 million.

The above activity resulted in a decrease in cash and cash equivalents of $5.7 million for the nine months ended September 30, 1997.

The Company's current liquidity is provided by cash and cash equivalents and the timely collection of its receivables. The Company currently has no committed credit facility available for working capital needs. Management believes that cash and cash equivalents and the timely collection of its receivables will be sufficient to provide for on-going working capital needs and generally fund the on-going operations of the business.

FORWARD-LOOKING STATEMENTS
--------------------------

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by various factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements include the Company's history of losses, loss of business, concentrated client base and uncertainty of commission income. As a result, the actual results may differ materially from those projected in the forward-looking statements.

RISK FACTORS

It is recommended that this Form 10-Q be read in conjunction with the Company's 1996 Annual Report on Form 10-K. The following risk factors should also be carefully reviewed in addition to the other information contained in this Form 10-Q.

HISTORY OF LOSSES

During the years ended December 31, 1992 and 1993, the Company incurred significant losses and experienced substantial negative cash flow. The Company had net losses of $3.2 million and $2.6 million for the years ended December 31, 1992 and 1993, respectively. These losses resulted primarily from additional field service costs to provide service coverage in grocery stores for relatively few clients in newly-opened regions during the Company's continuing national expansion in 1992 and 1993, and from the write-off of $1.7 million in goodwill in 1992. In addition, the Company incurred a net loss of $8.6 million for the first nine months of 1997, and expects its 1997 operating results to be substantially less than the prior year. There can be no assurance that the Company will not sustain further losses.

LOSS OF BUSINESS

PIA's business mix has changed during 1996 and the first nine months of 1997. This change is due in part to performance issues, industry consolidation and increased competition. The Company has lost a substantial amount of principal client business over the last 18 months, and new revenue added has been at lower margins than the margins of the lost business. The Company has not engaged any sizable new principal clients for on-going services to offset this loss. The Company has historically required a significant fixed management and personnel infrastructure. Accordingly, the loss of principal client business, without offsetting gains, has a material adverse effect on the Company's results of operations.

INDUSTRY CONSOLIDATION; CONCENTRATED CLIENT BASE

The retail and manufacturing industries are undergoing a consolidation process that is resulting in fewer larger retailers and suppliers. The Company's success is dependent in part upon its ability to maintain its existing clients and to obtain new clients. As a result of industry consolidation, the Company has lost certain clients, and this trend could continue to have a negative effect on the Company's client base and results of operations. The Company's ten largest clients generated approximately 74% and 61% of the Company's net revenues for the quarter ended September 30, 1997 and 1996, respectively. For the nine month periods ended September 30, 1997 and 1996, respectively, the Company's ten largest clients generated approximately 71% and 58% of the Company's net revenues. During the third quarter, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than Eckerd Drug Company and Buena Vista Home Video, which accounted for 22% and 14% of net revenues, respectively. For the nine months ended September 30, 1997, only Buena Vista Home Video, Eckerd Drug Company and S. C. Johnson accounted for greater than 10% of net revenues, with 19%, 13% and 11%, respectively. The Company's contracts with its clients have terms ranging from one to five years. PIA believes that the uncollectibility of amounts due from any of its large clients would have a material adverse effect on the Company's results of operations.

UNCERTAINTY OF COMMISSION INCOME

Approximately 13% and 14% of the Company's net revenues for the quarter and nine months ended September 30, 1997, respectively, was earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Commissions paid to PIA under these contracts have had a significant effect on the Company's profitability in certain quarters. Under these contracts, the Company generally receives a draw on a monthly or quarterly basis, which is then applied against commissions earned. Adjustments are made on a monthly or quarterly basis upon receipt of reconciliations between commissions earned from the client and the draws previously received. The reconciliations typically result in commissions owed to the Company in excess of previous draws; however, the Company cannot predict with accuracy the level of its clients' commission-based sales. Accordingly, the amount of commissions in excess of or less than the draws previously received will fluctuate and can significantly affect the Company's operating results in any quarter. The Company has historically experienced consistent positive commission reconciliation income.

In addition, the amount of commissions earned by the Company under these contracts varies seasonally, and generally corresponds to the peak selling seasons of the clients who have entered into these types of contracts. Historically, the Company has recognized greater commission income in its first and fourth quarters due to the timing of such clients' sales.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings
               None

Item 2: Changes in Securities and Use of Proceeds

               Use of Proceeds - The company received $26.5 million in net proceeds from the initial public offering in March 1996. The Company, as originally outlined in "Use of Proceeds" in its prospectus, has used approximately $10.0 million through the period ended September 1997 for debt repayment, capital spending and working capital requirements. In addition, $3.0 million has been used to repurchase the Company's Common Stock.

Item 3: Defaults Upon Senior Securities
               None

Item 4: Submission of Matters to a Vote of Security Holders
               None

Item 5: Other Information
               None

Item 6. Exhibits and Reports on Form 8-K
               (A) EXHIBITS.

EXHIBIT
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

   3.2 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1,
               No. 33-80429).

   4.1 Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding Corporation, RVM/PIA, a California limited partnership, The Riordan Foundation and Creditanstalt-
               Bankverein (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, No. 33-80429).

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

   10.4        Employment Agreement dated as of June 25, 1997 between the
               Company and Terry R. Peets (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the 2nd Quarter ended
               June 30, 1997).

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

                                             PIA MERCHANDISING SERVICES, INC.
                                             (Registrant)


                                               By:    /s/    Cathy L. Wood
                                                  ------------------------------
                                                   Cathy L. Wood
                                                   Executive Vice President and
                                                   Chief Financial Officer


                                               By:    /s/    Stephen R. Christie
                                                  ------------------------------
                                                   Stephen R. Christie
                                                   Vice President
                                                   Corporate Controller

Dated:  November 13, 1997

                                 EXHIBIT INDEX

EXHIBIT
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

   3.2 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1,
               No. 33-80429).

   4.1 Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding Corporation, RVM/PIA, a California limited partnership, The Riordan Foundation and Creditanstalt-
               Bankverein (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, No. 33-80429).

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

   10.4        Employment Agreement dated as of June 25, 1997 between the
               Company and Terry R. Peets (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the 2nd Quarter ended
               June 30, 1997).

   27.1        Financial Data Schedule.