Form 10-K
period 1997-12-31
PIA MERCHANDISING SERVICES INC
filed 1998-03-30
CIK 1004989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 -------------

                           ANNUAL REPORT ON FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1997

                         Commission file number 0-27824

                        PIA MERCHANDISING SERVICES, INC.


           Delaware                                   33-0684451
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification No.)

                19900 MACARTHUR BLVD, SUITE 900, IRVINE, CA 92612

       Registrant's telephone number, including area code: (714) 476-2200

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 13, 1998, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $19,385,868.

        The number of shares of the Registrant's Common Stock outstanding as of March 13, 1998 was 5,392,558 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 12, 1998 are incorporated by reference into Part III hereof.

================================================================================

                        PIA MERCHANDISING SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K


                                      INDEX

                                                                                        PAGE
                                                                                        ----
                                     PART I

Item 1.   Business                                                                         3
Item 2.   Properties                                                                      15
Item 3.   Legal and Administrative Proceedings                                            15
Item 4.   Submission of Matters to a Vote of Security Holders                             15

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters          16
Item 6.    Selected Consolidated Financial Data                                           17
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                          18
Item 8.    Financial Statements and Supplementary Data                                    24
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                     24


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                             24
Item 11.   Executive Compensation                                                         24
Item 12.   Security Ownership of Certain Beneficial Owners and Management                 24
Item 13.   Certain Relationships and Related Transactions                                 24

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                25

Signatures                                                                                26

                                     PART I

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 24A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS ARE IN THE SECOND PARAGRAPH UNDER "BUSINESS--INDUSTRY OVERVIEW--SHIFT OF MERCHANDISING SERVICES," THE SOLE PARAGRAPH UNDER "BUSINESS--INDUSTRY OVERVIEW--INCREASE IN MERCHANDISING SERVICES REQUIRED IN OTHER RETAIL CHANNELS," THE SOLE PARAGRAPH UNDER "BUSINESS--BUSINESS STRATEGY--SERVE EMERGING DEMAND FOR DEDICATED SERVICES," THE SOLE PARAGRAPH UNDER "BUSINESS--BUSINESS STRATEGY--INCREASE THE COMPANY'S UTILIZATION OF INFORMATION TECHNOLOGY," THE FIRST PARAGRAPH UNDER "BUSINESS--DESCRIPTION OF SERVICES," THE THIRD PARAGRAPH UNDER "BUSINESS--RELATED SERVICES--TELEMARKETING SERVICES," THE SOLE PARAGRAPH UNDER "BUSINESS--TRADEMARKS," THE FIRST PARAGRAPH UNDER "BUSINESS--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996--NET REVENUES," THE FIFTH PARAGRAPH UNDER "BUSINESS--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," THE SIXTH PARAGRAPH UNDER "BUSINESS--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--LIQUIDITY AND CAPITAL RESERVES," AND THE SOLE PARAGRAPH UNDER "BUSINESS--YEAR 2000 SOFTWARE COSTS." ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS SET FORTH BELOW UNDER "RISK FACTORS"

        SEE THE GLOSSARY AT PAGE 13 FOR A DESCRIPTION OF CERTAIN TERMS THAT ARE USED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K.


ITEM 1.  BUSINESS

GENERAL

        PIA Merchandising Services, Inc. ("PIA" or the "Company") is a supplier of in-store merchandising and sales services in the United States and Canada. The Company provides these services primarily on behalf of consumer product manufacturers and retailers at approximately 20,000 retail grocery stores, 5,000 mass merchandiser and 13,000 drug stores.

        The Company currently provides three principal types of services: shared services, where an associate represents multiple clients; dedicated services, where associates work for one specific client; and project services, where associates perform special in-store activities.

        Shared services consist of regularly scheduled, routed merchandising services provided at the store level for manufacturers, primarily under multi-year contracts. PIA's shared service organization performs services for multiple manufacturers. Shared services may include checking to ensure that client's products authorized for distribution are in stock and on the shelf, adding in new products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of clients' products, and performing new product and promotion selling.

        Dedicated services consist of merchandising services, generally as described above, that are performed for a specific retailer or manufacturer by a dedicated organization, including a management team, working exclusively for that retailer or manufacturer. These services are provided under multi-year contracts.

        For both shared service clients and dedicated service clients, the Company also performs project services. Project services consist primarily of special in-store services initiated by retailers and manufacturers, such as seasonal, new product, special promotion, and installation activities. These services are typically used for large-scale implementations over 30 days. The Company also performs other project services, such as new store sets and existing store resets, re-merchandisings, remodels and category implementations, under shared service contracts or stand-alone project contracts.

        As part of its shared and dedicated services, PIA also collects and provides to certain clients a variety of merchandising data that is category, product and store specific.

        PIA, organized in 1943, initially provided merchandising services in grocery retail chains on behalf of manufacturers. Until 1989, the Company operated exclusively in grocery retail chains in California and Arizona. In mid-1988, it was determined that a national merchandising company could capitalize on developments within the retail grocery industry by providing merchandising services to a variety of manufacturers in the industry. In 1990, PIA implemented a national expansion strategy to cover the grocery trade. In 1993, the Company expanded its focus to address additional retail channels, including mass merchandiser, chain drug and discount drug stores. In 1994, PIA began offering dedicated services to retailers and manufacturers. In 1997, the Company established a corporate and division infrastructure for its project services business. The Company currently performs its services primarily on behalf of approximately 180 consumer product manufacturers.


INDUSTRY OVERVIEW

        A number of trends have been impacting the retail industry and are creating a demand for providers of third party merchandising services such as the Company.


SHIFT OF MERCHANDISING SERVICES

        Historically, merchandising functions were principally performed by employees of retailers, consumer product manufacturers and food brokers. Retailers staffed their stores as needed to ensure in-stock conditions, the placement of new items on shelves, and the maintenance of shelf schematics to approved standards. Manufacturers typically deployed their own sales people in an effort to ensure that their products were in distribution on the shelves and were properly spaced and positioned. However, the primary function of these sales people was to sell the manufacturers' products and promotions, and not to perform significant in-store services at the shelf level. In addition, food brokers performed retail merchandising services on behalf of the manufacturer in conjunction with their sales efforts. Brokers also often performed work at the shelf level at the request of the retailer and their principal client, the manufacturer.

        The typical grocery store carries approximately 22,000 items. In an effort to maintain or improve their margins, grocery retailers have broadened their product offerings and services from traditional grocery, household and health and beauty care products to include new product categories such as general merchandise and service departments such as bakery, deli and prepared fast foods. The Company believes that, as a result, these retailers have shifted employee hours away from the traditional maintenance of packaged goods in order to support these new categories and service departments. The Company further believes at the same time, retailers have converted many hours of basic merchandising work from full-time professionals to part-time labor, who generally are less skilled and trained. These trends have caused unsatisfactory shelf conditions and an increasing number of out-of-stock items, resulting in lost sales. As a result, retailers are increasing their reliance on manufacturers and food brokers, among others, to support their in-store needs such as new store sets and existing store resets, re-merchandisings, remodels and category implementations. Initially, manufacturer's deployed their sales professionals to perform these retailer mandated merchandising services. However, manufacturers found that the deployment of sales professionals to perform retail merchandising services was expensive and not an effective use of their resources. As manufacturers' costs to perform these services grew and shelf integrity declined, manufacturers began to outsource these merchandising activities to third parties such as the Company.

      The outsourcing trend to third party merchandisers has resulted in an increasing number of organizations providing services to manufacturers and retailers. Certain retailers and manufacturers have chosen to consolidate in order to reduce the number of third parties they have to manage, to achieve consistent execution of their retail merchandising strategies, and to customize the scope of services performed on their behalf.


RETAILER CONSOLIDATION

        The retail industry is undergoing a consolidation process that is resulting in fewer, larger retailers. These retailers tend to have a wider geographic distribution of stores, yet centralized procurement and decision-making functions at their corporate headquarters. The consolidation trend is evidenced by the acquisition of Eckerd Drugstores by J.C. Penney Company, Inc., the acquisition of Thrifty PayLess, Inc. by Rite Aid Corporation, and the acquisition of The Vons Companies, Inc. by Safeway, Inc.

INCREASE IN GROCERY MERCHANDISING SERVICES REQUIRED

        As retailer-mandated activities have continued to increase both in number and type, as well as in the amount of labor required to perform them, manufacturers have increased their use of third party suppliers. For example, additional category implementation activities are required to effect retailers' in-store schematics, which are changing with increasing frequency as the result of a growing number of new product introductions each year. Further, retailers are continuing a high level of resets, re-merchandisings and remodels of entire stores to respond to an increasing number of changes in product mix and to keep their stores fresh and updated in a highly competitive environment. PIA estimates that these activities have doubled in frequency over the last five years, so that most stores are currently re-merchandised or remodeled every 24 months. In certain areas of the country and with certain retailers, these activities are conducted annually.


INCREASE IN MERCHANDISING SERVICES REQUIRED IN OTHER RETAIL CHANNELS

        Unlike the merchandising services performed for grocery retailers, work performed by manufacturers in mass merchandiser, chain drug and other retail formats has historically been much less demanding. In these retail channels, retailers performed most of their own merchandising work. However, the Company believes that as these retailers have become more competitive, they are attempting to maintain their margins by increasingly requesting support from the manufacturer community to provide merchandising services similar to those provided to the grocery retailers. Further, these retailers have become increasingly important to manufacturers, causing these manufacturers to provide greater retail focus and support to insure that out-of-stock conditions are reduced, authorized items are available, and general product conditions are favorable. The manufacturers have become particularly sensitive to the requirements of seasonal and special promotion activities, which require rapid and effective in-store support in order to maximize sales results.


      INCREASE IN USE OF INFORMATION TECHNOLOGIES

        Information technology is playing an increasingly important role in the retail industry, particularly in light of industry initiatives towards efficient consumer response ("ECR") and category management. Retailers and manufacturers have expanded their use of information technology in order to manage product distribution in stores, item placements on the shelves, and off-shelf displays. In particular, retailers and manufacturers are increasingly looking for causal data (e.g., display, pricing and product adjacency information) that is category and store specific. This information is used by both retailers and manufacturers to make decisions regarding ECR category management and shelf management issues, new product and promotion plans, and enables retailers to tailor their stores to regional demographics.


BUSINESS STRATEGY

        PIA believes that the increasing demand for national solutions to manufacturers' varied merchandising requirements, together with the consolidation of the retail industry, has increased the growth of outsourcing in general. The increase in required merchandising services, and the increased use of information technology, will foster the growth of those companies that can provide these solutions, have the flexibility to respond to the changing retail environment and have the financial resources to provide rapid deployment of merchandising resources. The Company has developed a strategy that it believes will address these industry trends. The major components of PIA's strategy are as follows:


POSITION THE COMPANY AS A NATIONAL, FULL SERVICE RETAIL SOLUTIONS COMPANY

        PIA's objective is to strengthen its position as a leading national supplier of retail solutions by expanding the services that it will offer, including category management, data gathering, interpretation and management, to both its existing and prospective manufacturer clients and its newer and prospective retailer clients, and to offer its existing and newer services in additional retail channels.

SERVE EMERGING DEMAND FOR DEDICATED SERVICES

        PIA believes that certain retailers and manufacturers will increasingly prefer merchandising service on a dedicated basis, and that the significant size of such contracts requires substantial financial, recruitment, deployment, reporting and management capabilities. The Company believes that it is well positioned to serve this emerging need for dedicated services.


INCREASE THE COMPANY'S UTILIZATION OF INFORMATION TECHNOLOGY

        PIA believes that a commitment to technology will provide a long-term competitive advantage. The Company believes that the technology it will develop will present increased opportunities for PIA on project specific requests from manufacturers. PIA also expects to use technology to expand its informational services consulting capabilities. Additionally, the Company will continue to provide its proprietary software program, Merchandisers Toolbox, to certain retailers. This program is designed to manage the deployment of manufacturer supplied labor, to measure their performance against the retailers' in-store deployment plans and to develop databases that include a "blueprint" of a store by category. The Company also expects that its key account managers will continue to use various shelf technology programs which the Company licenses from A.C. Nielsen, IRI and Intactix. The Company is currently assessing its technology needs, understanding that its ability to provide casual data that is category and store specific is an important value added service.


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

        The Company provides its merchandising and sales services primarily on behalf of consumer product manufacturers at approximately 20,000 retail grocery, 5,000 mass merchandiser and 13,000 drug stores. PIA currently provides three principal types of merchandising and sales services: shared services, dedicated services and project services.


SHARED SERVICES

        Shared services consist of regularly scheduled, routed merchandising services provided at the store level for manufacturers. PIA's shared service organization performs services for multiple manufacturers including, in some cases, manufacturers whose products are in the same product category. Shared services may include checking to insure that client product items authorized for distribution are in stock and on the shelf, adding in new products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, insuring that shelf tags are in place, checking for the overall salability of clients' products, and performing new product and promotion selling. The Company's shared services are performed principally by full-time retail sales merchandisers, retail sales specialists, key account managers, along with district and division manager supervision.


RETAIL SALES MERCHANDISERS

        PIA's retail sales merchandisers (RSM) perform shared service coverage at the store level. These services include a review of the retailer's shelves and the appropriate store (or chain) prepared shelf schematic to insure that all clients' approved products are available for sale in the store, that such products have the approved shelf placement and number of facings (the horizontal and vertical space occupied by a package front) on the shelf, and that the approved shelf tag is in position. If a product is not in distribution, the RSM adds the product to the shelf if it is available in the store's product storage area. If a product is unavailable, the RSM prepares a place on the shelf for this product and a shelf tag. The presence of a shelf tag is critical to a store's ability to reorder an individual stock-keeping unit ("SKU") from the distribution center. The RSM checks for the presence of and replaces, if necessary, the shelf tags for all client SKUs. The RSM also reviews all SKUs for product freshness, if appropriate, and for general salability.


KEY ACCOUNT MANAGERS

      On behalf of its manufacturer clients, PIA selectively deploys key account managers ("KAMs") inside of the major retail chains. These KAMs, who are assigned exclusively to a single retailer, work with that retailer's headquarters staff in the execution of category management initiatives and in the development and implementation of shelf schematics. The KAMs provide both the manufacturer and PIA with a headquarters' perspective of the retailer and its primary objectives at the store level. The KAMs work with manufacturer clients to develop and achieve their merchandising goals, including those related to product distribution, shelf placement, the number of facings for particular products, and product adjacencies. The KAMs also work with manufacturer clients to gain retailer authorization for new products and approval of new category schematics that are compatible with the retailer's own category management strategies. PIA generally attempts to position its KAMs within the retailer's organization in a leadership capacity, both in category management and vendor deployment activities. The KAMs are typically placed within the retailer's shelf technology department and are equipped with the specific shelf technology software utilized by the retailer. Within a number of retailers, the KAMs also operate Merchandisers Toolbox. See "--Information Technology Services." The KAMs work with the retailer in the development of new shelf schematics, category layouts and, in some cases, total store space plans. The Company is also training its KAMs in category management in order to provide further value to both the Company's manufacturer clients and to the retailer.


DEDICATED SERVICES

        Dedicated services consist of merchandising services, generally as described above, that are performed for a specific retailer or manufacturer by a dedicated organization, including a management team, working exclusively for that retailer or manufacturer. These services are provided primarily under multi-year contracts.

        The Company believes that it pioneered the concept of dedicated service in 1994 with a program designed for Thrifty-PayLess Drug Stores. The program covered 995 stores, and PIA was responsible for implementing product selection changes and resetting all categories to meet Thrifty-PayLess' category management plans. In implementing the program, PIA was able to ensure that new products were placed on the shelf within five days of availability and section changes were completed within ten days. Thrifty-PayLess was acquired by Rite Aid in 1996, and the contract was not renewed beyond December, 1996.

        The Company expanded the dedicated service concept during 1996 and 1997, which has grown from 18.3% to 34.6% of revenue.


PROJECT SERVICES

        Project services consist primarily of special in-store services initiated by retailers and manufacturers, such as seasonal, new product, special promotion and installation activities. These services are typically used for large-scale implementations over 30 days. The Company also performs other project services, such as new store sets and existing store resets, remerchandisings, remodels and category implementations, under shared service contracts or stand-alone project contracts.

RELATED SERVICES

INFORMATION TECHNOLOGY SERVICES

        Retailers and manufacturers are expanding their use of information technology in order to better manage product distribution in stores, item placements on the shelves, new product and promotion plans, and off-shelf displays. This information is used to make decisions regarding Efficient Consumer Response, category management and shelf management issues, enabling retailers to tailor stores to the regional demographics of customers. PIA currently provides information-gathering services for certain of its retailer and manufacturer clients. Such services include the collection of causal data in specific store groups, and a variety of other data including the presence of new items at shelf level, the status of out-of-stocks and distribution voids, and the number of facings and positioning of product items. PIA personnel using hand-held data entry devices currently collect this information and through the completion of specific response questionnaires, which are then read by an electronic scanner and Interactive Voice Response. The Company presents its results to the client in a standard or custom format specified by the client. This information is of particular value to the manufacturer that is making significant advertising and promotion decisions based upon its products' status at store level. Additionally, both the retailer and the manufacturer need to understand the level of in-store display activity and point of sale materials usage in support of specific new item introductions and manufacturer funded promotion activities.

        The Company also provides to certain retailers its proprietary software program, Merchandisers Toolbox, which is designed to control the deployment of vendor labor and to measure the performance of such vendors against the retailers' deployment plans for virtually all retailer-mandated services in such stores. The Company manages this software on behalf of the retailer and provides scheduling for new store sets and existing store resets, remerchandisings, remodels and category implementations. This software also provides reports to the retailer subsequent to the completion of the project, and details actual participation against the schedule. These features enhance the retailer's ability to complete store initiatives quickly. Merchandiser's Toolbox also provides total store mapping, which ultimately provides the retailer with a "blueprint" of all of its stores by category.


RETAIL AND SECONDARY HEADQUARTERS SELLING SERVICES

      The Company deploys retail sales specialists (RSS) to provide product selling support for certain manufacturers at the retail store and secondary retailer's headquarters buying offices. These services are performed principally for manufacturers that choose to outsource their sales function for calls on wholesaler-supplied individual stores or small chains. Sales services performed by the RSS's include product sales, selling point of sale promotions, discount and allowance programs, and shelf merchandising plans.


TELEMARKETING SERVICES

       PIA owns 20% of Ameritel, Inc., a company that performs inbound and outbound telemarketing services, including those on behalf of certain of PIA's manufacturer clients. Ameritel provides telemarketing sales services for manufacturers that sell directly into smaller, independent retail stores. The Company believes that its affiliation with Ameritel provides an additional merchandising solution for some packaged product manufacturers and retailer clients.


SALES AND MARKETING

        The Company's sales efforts are structured to develop new business in national and local markets. At the national level, PIA's corporate business development team directs its efforts toward the senior management of prospective clients. At the regional level, sales efforts are principally guided by PIA's seven division offices, located nationwide.

        The Company's client service executives play an important role in PIA's new business development efforts within its existing manufacturer client base. Primarily located in the clients' corporate headquarters, PIA's corporate account executives play a key role in clients' sales and marketing efforts. The corporate account executives plan merchandising and product introductions with the manufacturer so that PIA can achieve the objectives of such clients' major new product and promotional initiatives. In addition, the corporate account executives present PIA's services to the sales and marketing executives of these clients, and utilize marketing data provided by IRI, A.C. Nielsen and others in an effort to ascertain additional market opportunities for such clients at the local level. Division account executives are part of the Company's geographic division teams and work with the local management of the Company's clients. The division account executive's primary responsibility is to work with the client to establish specific, measurable objectives for PIA, and to market additional services. As part of this process, the division account executive is responsible for developing retail merchandising solutions for such objectives.

        As part of retailer consolidation, retailers are centralizing most administrative functions, including operations, procurement and category management. In response to this centralization and the growing importance of large retailers, many manufacturers have reorganized their selling organizations around a retailer team concept that focuses on a particular retailer. PIA has also responded to this emerging trend by establishing client service offices that are fully staffed to provide the PIA client and the retailer with access to all of PIA's services. PIA currently has retailer teams in place at Wal*Mart (Rogers, Arkansas), Kmart (Detroit, Michigan) and American Stores (Salt Lake City, Utah).

        The Company's business development process encompasses a due diligence period to determine the objectives of the prospective client, the work to be performed to satisfy those objectives, and the market value of the work to be performed. PIA employs a formal cost development and proposal process that determines the cost of each element of work required to achieve the prospective client's objectives. These costs, together with an analysis of market rates, are used in the development of a quotation approval form that is presented to the Company's proposal committee for approval. The pricing must meet PIA's objectives for profitability which are established as part of the business planning process. After approval of this quotation by the proposal committee, a detailed proposal is presented to the prospective client. Following agreement regarding the elements of service and corresponding rates, a contract is prepared and executed. See "--Customers."


CUSTOMERS

        PIA currently represents approximately 295 manufacturer clients, including approximately 180 branded product manufacturers and approximately 115 private label manufacturers. Prior to 1993, the Company represented its manufacturer clients primarily in the retail grocery industry. Beginning in that year, the Company found that additional opportunities to provide its services existed throughout the much broader marketplace, including mass merchandiser, chain drug and deep discount drug stores, as well as in other retail establishments such as home improvement centers, computer/electronic stores, toy stores, convenience stores and office supply stores. As a result, the Company has contracted with a number of manufacturers to provide services in several of these additional retail markets, and has agreed to provide services to a number of retailers directly.


COMPETITION

        The third-party merchandising industry is highly competitive and is comprised of an increasing number of merchandising companies with either specific retailer, retail channel or geographic coverage, as well as food brokers. These companies tend to compete with the Company primarily in the retail grocery channel, and some of them may have a greater presence in certain of the retailers in whose stores the Company performs its services. The Company also competes with several companies that are national in scope, such as Powerforce, Spar/Marketing Force, Pimms and Alpha One. These companies compete with PIA principally in the mass merchandiser, chain drug and deep discount drug retail channels. The Company believes that the principal competitive factors within its industry include breadth and quality of client services, cost and the ability to execute specific client priorities rapidly and consistently over a wide geography.

TRADEMARKS

        PIA(R) is a registered trademark of the Company. In addition, the Company has applied for a copyright on its Merchandisers Toolbox software. Although the Company believes that its trademarks may have value, the Company believes that its services are sold primarily on the basis of breadth and quality of service, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geography. See "--Industry Overview" and "--Competition."


EMPLOYEES

        As of December 31, 1997, the Company employed approximately 1,637 full-time employees, of whom approximately 64 worked in executive, administrative and clerical capacities at the Company's corporate headquarters, and 1,583 of whom worked in division offices nationwide. In addition, the Company employed 543 part-time employees. Approximately 212 of the Company's employees are covered by contracts with labor unions. The Company considers its relations with its employees and its employees' unions to be good. The Company also uses the services of up to 3,000 flextime personnel who are payrolled through a company that is not affiliated with PIA.

                                  RISK FACTORS

        The following risk factors should be carefully reviewed in addition to the other information contained in this annual report on Form 10-K


HISTORY OF LOSSES

        During the years ended December 31, 1992 and 1993, the Company incurred significant losses and experienced substantial negative cash flow. The Company had net losses of $3.2 million and $2.6 million for the years ended December 31, 1992 and 1993, respectively. These losses resulted primarily from additional field service costs to provide shared service coverage in grocery stores for relatively few clients in newly opened regions during the Company's continuing national expansion in 1992 and 1993, and from the write-off of $1.7 million in goodwill in 1992. In addition, the Company has incurred losses in each quarter during 1997, resulting in a total net loss of $15.1 million. There can be no assurance that the Company will not sustain further losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."


LOSS OF SHARED SERVICE BUSINESS

        PIA's business mix has changed significantly over the last year, and is expected to continue to change during 1998, in response to client needs, and the evolving third party merchandising industry. Due in part to industry consolidation, increased competition, and service performance issues, the Company has lost a substantial amount of shared service business over the last 12 months, and has not sold any sizeable new shared business to compensate for these losses. Shared services have historically required a significant fixed management and personnel infrastructure. The continued loss of shared service business will negatively affect the Company`s financial performance if it cannot decrease its cost of delivery of this service.


INDUSTRY CONSOLIDATION; CONCENTRATED CLIENT BASE

        The retail and manufacturing industries are undergoing consolidation processes that result in fewer larger retailers and suppliers. The Company's success is dependent in part upon its ability to maintain its existing clients and to obtain new clients. As a result of industry consolidation, the Company has lost certain clients, and this trend could continue to have a negative effect on the Company's client base and results of operations. The Company's ten largest clients generated approximately 57% and 69% of the Company's net revenues for the years ended December 31, 1996 and 1997, respectively. During these periods, none of the Company's manufacturer or retail clients accounted for greater than 10% of net revenues, other than Buena Vista Home Video and S.C. Johnson which accounted for 11.7% and 10.3% of net revenues, respectively, for the year ended December 31, 1996, and Buena Vista Home Video and Eckerd Drug Stores, which accounted for 16.0% and 13.6% of net revenues respectively, for the year ended December 31, 1997. The majority of the Company's contracts with its clients for shared services have multi-year terms. PIA believes that the uncollectibility of amounts due from any of its large clients, a significant reduction in business from such clients, or the inability to attract new clients, could have a material adverse effect on the Company's results of operations.


UNCERTAINTY OF COMMISSION INCOME

        Approximately 14.3% of the Company's net revenues for the year ended December 31, 1997 were earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Under certain of these contracts, the Company generally receives a draw on a monthly or quarterly basis, which is then applied against commissions earned. Adjustments are made on a monthly or quarterly basis upon receipt of reconciliations between commissions earned from the client and the draws previously received. The reconciliations typically result in commissions owed to the Company in excess of previous draws; however, the Company cannot predict with accuracy the level of its clients' commission-based sales. Accordingly, the amount of commissions in excess of or less than the draws previously received will fluctuate and can significantly affect the Company's operating results in any quarter.

CONTROL BY CERTAIN STOCKHOLDERS

        Riordan, Lewis & Haden, a private investment firm, beneficially owns approximately 30.2% of the Company's outstanding Common Stock, and the Company's directors and officers, in the aggregate, beneficially own approximately 15.3% of the Company's outstanding Common Stock (excluding the shares owned by Riordan, Lewis & Haden which are deemed to be beneficially owned by Mr. Haden and Mr. Lewis). As a result, such persons, if they act together, generally will be able to elect all directors, exercise control over the business, policies and affairs of the Company and will have the power to approve or disapprove most actions requiring stockholder approval, including amendments to the Company's charter and By-laws, certain mergers or similar transactions, sales of all or substantially all of the Company's assets, and the power to prevent or cause a change in control of the Company. In the future, this situation could make the acquisition of control of the Company and the removal of existing management more difficult.


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

        RE-MERCHANDISING - A retail unit that is enhanced by the relocation of sections, aisles and/or departments, and usually involves the total store.

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

        RETAIL SALES MERCHANDISERS (RSM) - An RSM is a full-time associate who performs shared service coverage at the store level.

        RETAIL SALES SPECIALIST (RSS) - A retail sales specialist provides product selling support for certain manufacturers at the retail store and secondary retailers headquarters buying offices.

        RETAILER - An operator of retail stores or groups of retail stores that are also referred to as chains.

        SCHEMATIC - A diagram that lists the specific location and shelf space to be allocated for all items within a section. The schematic also contains data relating to merchandising such as width, depth of shelving, shelf elevations and height of gondola.

        SHARED SERVICES - A group of associates who perform specific functions for multiple clients on each store visit.

        STOCK KEEPING UNIT (SKU) - A unit of product having its own unique size/weight and product description.

        VOID - A situation that exists when a product is not carried by a retailer and there is no allocated space or reorder tag present.

ITEM 2.  PROPERTIES.

        The Company maintains its corporate headquarters in approximately 27,000 square feet of leased office space located in Irvine, California, under a lease with a term expiring in February 2000.

        The Company leases certain office and storage facilities for its divisions and subsidiaries under operating leases, which expire at various dates during the next five years. Most of these leases require the Company to pay minimum rents, subject to periodic adjustments, plus other charges including utilities, real estate taxes and common area maintenance.

        The following is a list of the locations where the Company maintains leased facilities for its division offices and subsidiaries:

         Scottsdale, Arizona                 Chesterfield Missouri
         Rogers, Arkansas                    Edison, New Jersey
         Irvine, California                  Albuquerque, New Mexico
         Pleasanton, California              Charlotte, North Carolina
         Englewood, Colorado                 Blue Ash, Ohio
         Ridgefield, Connecticut             Wilsonville, Oregon
         Clearwater, Florida                 Cranberry Township, Pennsylvania
         Tampa, Florida                      Carrollton, Texas
         Norcross, Georgia                   Houston, Texas
         Oakwood Terrace, Illinois           Bountiful, Utah
         Overland Park, Kansas               Richmond, Virginia
         Woburn, Massachusetts               Bellevue, Washington
         Southfield, Michigan


        Although the Company believes that its existing facilities are adequate for its current business, new facilities may be added should the need arise in the future. Certain facilities above may be closed or subleased as the Company streamlines its operations. The financial impact of closing or subleasing a location is not significant.


ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS.

        On February 25, 1998, the Company and its Canadian subsidiary were served with two Statements of Claim in the Ontario court (General Division) of the Province of Ontario, Canada, filed by Merchandising Consultants Associates ("MCA") asserting claims for alleged breach of Confidentiality Agreements dated October 19, 1996 and July 17, 1997. Both of these lawsuits assert that the Company and its subsidiary improperly used confidential information provided by MCA as part of the Company's due diligence concerning its proposed acquisition of MCA, including alleged clientele, contracts, financial statements and business opportunities of MCA. In addition, MCA contends that the Company breached and allegedly reneged upon the terms for acquisition of MCA contained in a Letter of Intent between the parties dated July 17, 1997, which by its express terms was non-binding. The Statements of Claim seek damages totaling $10.2 million

        The Company denies all wrongdoing and intends to aggressively defend itself in this action. It is not possible to predict the outcome of this action at this time.


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

                              1996               1997
                       -----------------  -----------------
                         High    Low        High     Low
                       -----------------  -----------------
     First Quarter     $19.250  $14.000    $11.000  $5.125
     Second Quarter     28.375   11.250      7.125   5.375
     Third Quarter      15.250   10.875      8.250   5.125
     Fourth Quarter     13.125    8.750      9.000   4.875


        As of March 13, 1998, there were approximately 1,029 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

        The following selected consolidated financial data sets forth, for the periods and the dates indicated, summary consolidated financial data of the Company and its subsidiaries. The selected consolidated statements of operations data presented below with respect to the three years ended December 31, 1997, and the consolidated balance sheet data at December 31, 1996 and 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1993, and 1994, and the consolidated balance sheet data at December 31, 1993, 1994, and 1995, are derived from the audited consolidated financial statements of the Company not included herein. The financial data presented below are qualified by reference to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with such financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                                    Year Ended December 31,
                                            -----------------------------------------------------------------
                                              1993         1994          1995            1996         1997
                                            =================================================================
                                                          (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues                                $56,155       $80,449       $104,791       $119,940      $128,208
Operating expenses:
    Field services costs                     47,318        61,876         81,320         94,841       119,830
    Selling expenses                          6,571         9,028         10,339         11,133        10,482
   General and administrative expenses        3,910         5,800          6,810          8,081        10,234
   Restructure and other charges                 --            --             --             --         5,420
   Depreciation and amortization                271           339            497            595           997
                                            -----------------------------------------------------------------
       Total operating expenses              58,070        77,043         98,966        114,650       146,963
                                            -----------------------------------------------------------------
Operating income (loss)                      (1,915)        3,406          5,825          5,290       (18,755)
Interest (expense) income, net                 (640)         (725)          (465)           823           799
Equity in earnings in affiliate                  --            --             --             72            96
                                            -----------------------------------------------------------------
Income (loss) before provision
  (benefit) for income taxes                 (2,555)        2,681          5,360          6,185       (17,860)
Income tax provision (benefit)                   --           101          1,829          2,426        (2,761)
                                            -----------------------------------------------------------------
Net income (loss)                           $(2,555)      $ 2,580       $  3,531       $  3,759      $(15,099)
                                            =================================================================
Net income (loss) per share - basic(1)      $ (0.92)      $  0.88       $   1.13       $    0.70        (2.72)
                                            -----------------------------------------------------------------
Weighted average shares - basic(1)            2,785         2,923          3,117           5,370        5,551
                                            =================================================================
Net income (loss) per share - diluted(1)    $ (0.92)      $  0.68       $   0.89       $    0.63     $ (2.72)
                                            ----------------------------------------------------------------
Weighted average shares - diluted(1)          2,785         3,895          3,981           5,990       5,551
                                            ================================================================

                                                                       December 31,
                                            --------------------------------------------------------------
                                               1993         1994         1995          1996         1997
                                            ==============================================================
                                                            (in thousands, except per share data)
BALANCE SHEET DATA:
Working Capital                             $ 3,673       $ 3,642       $ 7,131       $32,737      $15,938
Total assets                                  9,181        10,224        16,086        47,672       36,467
Current portion of long-term debt               535           277            --            --           --
Long-term debt, net of current portion        6,390         3,274         3,400            --           --
Total stockholders' equity (deficit)         (1,063)        2,481         5,988        36,718       18,678

------------------
(1) Net income (loss) per share has been restated for all periods presented in accordance with the adoption of SFAS No.128 Earnings

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        PIA provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser and chain and discount drug stores. For the years ended December 31, 1996, and 1997, the Company generated approximately 88% and 74% of its net revenues from manufacturer clients and 12% and 26% from retailer clients, respectively.

        During the five years ended December 31, 1997, none of the Company's manufacturer or retailer clients accounted for greater than 10% of the Company's net revenues, other than Thrifty-Payless, which accounted for approximately 13% of net revenues for the year ended December 31, 1995, and Buena Vista Home Entertainment and S.C. Johnson which accounted for 11.7% and 10.3% of net revenues, respectively, for the year ended December 31, 1996 and Buena Vista Home Entertainment and Eckerd Drug Stores which accounted for approximately 16.0% and 13.6% respectively, of net revenues for the year ended December 31, 1997.

        The Company's profitability has continued to be adversely affected by the loss of shared service clients. Shared services consist of regularly scheduled, routed merchandising services provided at the store level for manufacturers, primarily under multi-year contracts. Due in part to industry consolidation, increased competition, and performance, the Company lost a number of shared service clients in the last half of 1996 and continuing in 1997. The Company has historically required a significant fixed management and personnel infrastructure to support shared services. Accordingly, the loss of shared services business, without offsetting gains, has a material adverse effect on the Company's results of operations. These losses have been offset with additional project revenue from shared clients and from an increase in dedicated clients. In 1996 and 1997, shared client's accounted for $98.0 and $83.8 million in net revenue and dedicated clients account for $21.9 and $44.4 in net revenue, respectively. The Company believes that revenues in 1998 from shared service clients will continue to decline as a result of the wind-down of the lost business.

        The Company has significantly increased its dedicated client services business with two major drug chain customers. However, due to the start up nature of the services, the 1997 margins were lower than margins earned for similar services in prior years. The net revenues associated with dedicated clients increased, as a percentage of overall net revenues, from 18.3% in 1996 to 34.6 % in 1997. In the dedicated services business, PIA provides each manufacturer or retailer client with an organization, including a management team, that works exclusively for that client.

        Due to the change in business mix, and resulting negative impact on margins, the Company re-aligned its cost structure, and, in the third quarter of 1997 recorded a charge of $5.4 million for restructuring and other costs associated with the realignment of the management structure and organization. The Company continues to review its organizational structure and the fixed and variable costs associated with delivery of its services. It is anticipated that further organizational changes will take place over the next 12 months, as the Company puts structure, programs and processes in place to reduce its fixed overhead. The Company believes these programs and continuing improvements will result in improved performance in the field, a lower cost delivery structure and will return the Company to profitability.

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                            Year Ended December 31,
                                                      ---------------------------------
                                                       1995          1996          1997
                                                      =================================
Net revenues                                          100.0%        100.0%        100.0%
Operating expenses:
    Field services costs                               77.6          79.1          93.5
    Selling expenses                                    9.9           9.3           8.2
   General and administrative expenses                  6.5           6.7           8.0
   Restructure and other charges                        0.0           0.0           4.2
   Depreciation and amortization                        0.5           0.5           0.8
                                                      ---------------------------------
       Total operating expenses                        94.5          95.6         114.7
                                                      ---------------------------------
Operating income (loss)                                 5.5           4.4         (14.7)
Interest (expenses) income, net                        (0.4)          0.7           0.6
Equity in earnings in affiliate                         0.0           0.1           0.1
                                                      ---------------------------------
Income (loss) before provision (benefit)
  for income taxes                                      5.1           5.2         (14.0)
Provision (benefit) for income taxes                    1.7           2.0          (2.2)
                                                      ---------------------------------
Net income (loss)                                       3.4%          3.2%        (11.8)%
                                                      =================================

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET REVENUES

For 1997, net revenues were $128.2 million, compared to $119.9 million in 1996, a 6.9% increase. The Company's dedicated client net revenues have grown from $21.9 million in 1996 to $44.4 million in 1997, a 102.7% increase. This increase in dedicated client net revenues resulted from the addition of two major new clients. Management expects that net revenues from dedicated clients will continue to increase as a percentage of the overall net revenues earned. Shared client net revenues decreased from $98.0 million in 1996 to $83.8 million in 1997 a decrease of $14.2 million or 14.5%. In 1997 the traditional shared services which consist of regularly scheduled, routed merchandising decreased from $68.4 million in 1996 to $44.9 million in 1997 a decrease of $23.5 million or 34.4%, while project revenues for shared service clients increased to $9.3 million or 31.4%

The following table sets forth net revenues by client type as a percentage of net revenues for the periods indicated:

                                                        Year Ended December 31,
                                 -----------------------------------------------------------------------
                                           1996                    1997                    Change
                                 =======================================================================
                                                          (dollars in millions)
                                   Amount          %       Amount          %        Amount        %
                                 -----------------------------------------------------------------------
Shared client net revenues         $ 98.0        81.7%     $ 83.8        65.4%     $(14.2)     -14.5%

Dedicated client net revenues        21.9        18.3%       44.4        34.6%       22.5      102.7%
                                 -----------------------------------------------------------------------

Net revenues                       $119.9       100.0%     $128.2       100.0%     $  8.3        6.9%
                                 =======================================================================



OPERATING EXPENSES

        In 1997, field service costs increased $25.0 million, or 26.3%, to $119.8 million, as compared to $94.8 million in 1996. As a percentage of net revenues, field service costs were 79.1% of net revenues in 1996 versus 93.5% of net revenues in 1997. Field service costs are comprised principally of field labor and related costs and overhead expenses required to provide services to both dedicated and shared service clients. The increase in field service costs is due primarily to labor costs required to provide the necessary level of business support for dedicated clients. In addition, the Company did not adequately decrease shared client service labor and overhead costs as the net revenue from this client base decreased.

        Selling expenses were $10.5 million in 1997, compared to $11.1 million in the prior year. As a percentage of net revenues, selling expenses were 8.2% in 1997, compared to 9.3% in 1996. This decrease in costs, both in absolute amount and as a percentage of net revenues, is a result of lower staffing and travel costs.

        General and administrative expenses increased 25.9% in 1997 to $10.2 million, compared to $8.1 million in 1996. The increase in general and administrative expenses was due to increases in expenses that were required to support overall business growth, including a larger dedicated client base. The major increases included executive salaries and salary related expenses of $0.3 million, recruiting, employment and training of $0.2 million, and consulting, legal and office lease expense of $0.6 million. In addition, increased costs were experienced due to termination costs.

        During 1997, the Company experienced declining gross margins, and resultant operating losses, due to service performance issues and the loss of several shared clients. This decline in margins has resulted in insufficient margin dollars to cover the overhead structure which had developed at the field level and in the general corporate area. In the quarter ended September 30, 1997, the Company began to address these conditions by restructuring its operations, focusing on a more disciplined and functional operational structure, and redirecting it's technology strategies, resulting in a $5.4 million charge for restructuring and other charges. The restructure charges consist of $1.3 million of identified severance and lease costs in various management and administrative functions and $2.0 million in write-downs and accruals associated with the redirection of the Company's technology strategies. Other charges consist primarily of $1.3 million of reserves and write-offs related to unprofitable contracts and $0.6 million of costs associated with changes in the Company's service delivery model.

        Depreciation and amortization expenses were $1.0 million in 1997 compared to $0.6 million in 1996, an increase of $0.4 million, as a result of depreciation and amortization on computer hardware and software development costs for shelf technology and for general business purposes.


OTHER INCOME

        Interest income decreased slightly in 1997 compared to 1996, due to lower cash balances available for investment in 1997. Other income included interest income on the net proceeds from the Company's initial public offering which took place in March, 1996.

        Equity in earnings in affiliate represents the Company's share of the earnings of Ameritel, Inc., a full service telemarketing company. During 1996, the Company exercised its option to increase its ownership of Ameritel to 20% and is now required for financial reporting purposes to recognize its equity interest in Ameritel's earnings.


BENEFIT FROM INCOME TAXES

        Income tax benefit was approximately $2.8 million in 1997, compared to income tax expense of $2.4 million in 1996, representing an effective rate of (15.5%) and 39.2%, respectively. The 1997 tax benefit rate differed from the expected federal tax rate of 35% due to a valuation allowance of $3.6 million on the Company's deferred tax asset, caused by a net operating loss carry forward created in 1997.


NET LOSS

        The Company incurred a net loss of approximately $15.1 million in 1997, or $2.72 per diluted share, compared to net income of approximately $3.8 million, or $0.63 per diluted share, in 1996. The net loss for 1997 included the net impact, after related tax benefit, of restructure and other charges of $4.6 million, or $0.83 per diluted share. The loss incurred in the current year is primarily a result of margin reductions due to reductions in shared service clients and start up expenses on dedicated client services, inefficiencies in field labor execution, poor pricing decisions for some client contracts, higher business unit overhead costs and the recognition of restructure charges and other non-recurring charges.


NEW FINANCIAL MODEL

        The Company has developed a new financial model with which its business can be analyzed to assist in the understanding of the operating results and impact of various cost functions within the organization. This model follows more standard metrics and allows the Company to analyze and manage at the business unit level. The following table illustrates this financial model for the year ended December 31, 1997. Comparative information for the same period last year is not yet available.

                                                                         Year Ended
                                                                      December 31, 1997
                                                                    ---------------------
                                                                    Amount          %
                                                                    ---------------------
          Net revenues                                              $128.2        100.0%

          Direct business unit field expense                          98.7         77.0
                                                                    ---------------------
          Gross margin                                                29.5         23.0

          Overhead and allocated field expense                        26.6         20.7
                                                                    ---------------------
            Business unit margin                                       2.9          2.3

          Selling, general and administrative expenses                15.3         11.9
          Restructure and non-recurring charges                        5.4          4.2
                                                                    ---------------------
          Total selling, general and administrative expenses          20.7         16.1

          Earnings (Loss) before interest, taxes, depreciation
          and amortization (EBITDA)                                 $(17.8)       (13.8%)
                                                                    =====================

        Management expects to continue to review the business results on the basis of the comparable financial statement format contained in this Form 10-K until such time as comparisons can be made utilizing the new financial model.


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

      The net revenue increase in 1996 is a result of an increase in project business of $14.6 million, representing a 61.8% increase in project revenues over 1995, and from an increase in dedicated services of $8.3 million, representing a 61.4% increase in dedicated services over 1995. These increases were offset by a decrease of $7.8 million, or 11.5%, in revenues from shared services over 1995.


OPERATING EXPENSES

      Field service costs increased $13.5 million, or 16.4%, to $94.8 million in 1996, compared to $81.3 million in 1995. Field service costs are comprised principally of field labor and related costs and expenses required to provide routed coverage, project activities, key account management and related technology costs, as well as the field overhead required to support the activities of these groups of associates. The increase in field service costs is principally due to increases in associated revenue. As a percentage of net revenues, field service costs increased to 79.1% in 1996 from 77.6% in 1995 primarily due to the negative leverage caused by the loss of shared services business; increased labor costs associated with a delayed signing of a large new client in the second quarter of the year; salary increases in the ordinary course of business; and increased travel costs associated with the larger work force.

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

      Depreciation and amortization expenses increased in 1996 from $0.6 million compared to $0.5 million in 1995 as a result of depreciation on computer hardware and software upgrades both for shelf technology and for general business purposes.


OTHER INCOME

      Interest income was $0.8 million in 1996, compared to interest expense of $0.5 in 1995. The income resulted from investments of the proceeds of the Company's initial public offering on March 1, 1996, and payoff of borrowings of $3.4 million.

      Equity in earnings in affiliate represents the Company's share of the earnings of Ameritel, Inc. During 1996, the Company exercised its option to increase its ownership of Ameritel and is now required to recognize its equity in its earnings.


INCOME TAXES

      Income taxes were approximately $2.4 million in 1996 and $1.8 million in 1995, representing an effective rate of 39.2% and 34.1%, respectively. These tax rates differed from an expected combined Federal and state tax rate of 40% due principally to a $0.6 million reduction in the valuation allowance caused by the utilization of net operating loss carry forwards in 1995. As of December 31, 1995, all of the net operating loss carryover had been utilized.


NET INCOME

        Net income increased approximately $0.2 million, or 6.5%, to approximately $3.8 million in 1996, from approximately $3.5 million in 1995, primarily as a result of the increase in net revenues discussed above, offset by the increase in operating expenses related to the increase in net revenues.


LIQUIDITY AND CAPITAL RESOURCES

        On March 1, 1996, the Company completed an initial public offering of its Common Stock, raising $26.5 million. Prior to this offering, the Company's primary sources of financing were senior borrowings from a bank under a revolving line of credit and subordinated borrowings from two stockholders. As of December 31, 1997, the Company had used the proceeds from the offering to repay bank debt of $3.4 million, to repurchase 507,000 shares of the Company's stock for approximately $3.0 million and to fund the Company's operating losses in 1997.

During the year ended December 31,1997, the Company had a net decrease in cash of $6.5 million, resulting from its operating losses and common stock repurchase program, offset partially by a reduction in accounts receivable of $5.7 million.

        In March 1997, the Company's Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to 1,000,000 shares of Common Stock from time to time in the open market, depending on market conditions. This program was funded by proceeds from the initial public offering. As of July 14, 1997, the Company repurchased an aggregate of 507,000 shares of its Common Stock for an aggregate price of approximately $3.0 million. No further repurchases are currently planned.

        Cash and cash equivalents totaled $13.0 million at December 31, 1997, compared with $19.5 million at December 31,1996. At December 31, 1997 and December 31, 1996, the Company had working capital of $15.9 million and $32.7 million, respectively, and current ratios of 1.95 and 4.08, respectively.

        Net cash used in operating activities in 1997 was $2.8 million, compared with $1.7 million in 1996. This use of cash for operating activities in 1997 resulted primarily from net operating losses, offset partially by a decrease in accounts receivable of $5.7 million. This was offset by an income tax receivable for $2.9 million outstanding in 1997 and an increase in accounts payable of $2.7 million related to pending payments to a third party payroll company. The Company also had a restructuring charge in the third quarter of $5.4 million. Net cash used in investing activities for 1997 was $0.8 million for additions to internally developed software, compared to $2.5 million for 1996. Net cash used in financing activities for 1997 was $2.9 million, compared to net cash provided by financing activities of $23.5 million in 1996. In 1997, the Company repurchased 507,000 shares of its common stock for approximately $3.0 million. In 1996, the Company received net proceeds from the issuance of common stock of $26.5 million and repaid long-term debt of $3.4 million.

        The above activity resulted in a decrease in cash and cash equivalents of $6.5 million for the year ended December 31, 1997.

        The Company's current liquidity is provided by cash and cash equivalents and the timely collection of its receivables. The Company primarily provides services to major clients with limited credit risk (See "Risks" Lower). However, the uncollectibility of amounts due from any of its large clients, a significant reduction in business from such clients, or the inability to attract new clients would have a material adverse effect on the Company's cash resources, and its ongoing ability to fund operations. The Company currently has no committed credit facility available for working capital needs. The Company is currently negotiating with a major financial institution for a secured credit facility, however, there is not assurance that a commitment for a credit facility will be obtained. Based on the Company's 1998 Business Plan and its cost reduction program, management believes that cash and cash equivalents and the timely collection of its receivable will be sufficient to provide for ongoing working capital needs and generally fund the ongoing operations of the business during 1998.


YEAR 2000 SOFTWARE COSTS

        The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issues and is developing an implementation plan to resolve these issues. The Company presently believes, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to the Company's financial position or results of operations in any given year.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Item 14 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEMS 10, 11, 12 AND 13.

        The information required in these items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those portions of the Company's 1998 Proxy Statement which contains such information

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

         Independent Auditors Report                                                 F-1

         Consolidated Balance Sheets as of December 31, 1997 and 1996                F-2

         Consolidated Statements of Operations for the Years Ended December 31,
         1997, 1996, and 1995                                                        F-4

         Consolidated Statements of Stockholders Equity for the Years Ended
         December 31, 1997, 1996 and 1995                                            F-5

         Consolidated Statements of Cash Flows for the Years Ended December 31,
         1997, 1996 and 1995                                                         F-6

         Notes to Consolidated Financial Statements for Years Ended December 31,
         1997, 1996 and 1995                                                         F-8 through F-21

    2.   FINANCIAL STATEMENT SCHEDULES.

         Schedule II - Valuation and Qualifying Accounts for the Years Ended
         December 31, 1997, 1996 and 1995                                            F-24

    3.   EXHIBITS.

         EXHIBIT
         NUMBER             DESCRIPTION
         ------             -----------
         3.1*     Certificate of Incorporation of the Company

         3.2*     By-laws of the Company

         4.1*     Registration Rights Agreement entered into as of January 21,
                  1992 by and between RVM Holding Corporation. RVM/PIA, a
                  California Limited Partnership, The Riordan Foundation and
                  Creditanstalt-Bankvering.

         10.1*    1990 Stock Option Plan

         10.2*    1995 Stock Option Plan

         10.3*    1995 Stock Option Plan for Non-employee Directors

         10.4     Employment Agreement - Terry Peets

         21.1*    Subsidiaries of the Company

         23.1     Consent of Deloitte & Touche LLP

         27.1     Financial Data Schedule

         27.2     Restated Financial Data Schedule - 1996

         27.3     Restated Financial Data Schedule - 1997

         27.4     Restated Financial Data Schedule - 1995


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


                                        PIA MERCHANDISING SERVICES, INC.

                                          By: /s/
                                             -----------------------------------
                                          Terry R. Peets
                                          President, Chief Executive Officer
                                          and Director

                                          Date:_________________________________


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE
---------                           -----

/s/                                 Chairman of the Board
   ------------------------------
   Clinton E. Owens

/s/                                 President, Chief Executive Officer
   ------------------------------   and Director
   Terry R. Peets

/s/                                 Executive Vice President, Chief Financial
   ------------------------------   Officer and Secretary (Principal Financial
   Cathy L. Wood                    and Accounting Officer)

/s/                                 Director
   ------------------------------
   Patrick W. Collins

/s/                                 Director
   ------------------------------
   John A. Colwell

/s/                                 Director
   ------------------------------
   Joseph H. Coulombe

/s/                                 Director
   ------------------------------
   Patrick C. Haden

/s/                                 Director
   ------------------------------
   J. Christopher Lewis

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                            F-1

FINANCIAL STATEMENTS:
Consolidated balance sheets as of December 31, 1996 and 1997            F-2

Consolidated statements of operations for each of the three years
   in the period ended December 31, 1997                                F-4

Consolidated statements of stockholders' equity for each
   of the three years in the period ended December 31, 1997             F-5

Consolidated statements of cash flows for each of the three years
   in the period ended December 31, 1997                                F-6

Notes to consolidated financial statements for each of the
   three years in the period ended December 31, 1997                    F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of PIA Merchandising Services, Inc.:


We have audited the accompanying consolidated balance sheets of PIA Merchandising Services, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PIA Merchandising Services, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

Costa Mesa, California
February 12, 1998

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                 DECEMBER 31,
                                                            ----------------------
                                                              1996           1997

CURRENT ASSETS:
Cash and cash equivalents                                   $19,519        $12,987
Accounts receivable, net (Note 3)                            22,630         16,053
Federal income tax refund receivable (Note 6)                                2,905
Prepaid expenses and other current assets                       564            816
Deferred income taxes (Note 6)                                  669
                                                            -------        -------

    Total current assets                                     43,382         32,761

PROPERTY AND EQUIPMENT, net (Note 3)                          1,847          2,416

INVESTMENTS AND OTHER ASSETS:
Investment in affiliate (Note 4)                                322            418
Capitalized software development costs, net (Note 1)          1,987
Other assets                                                    134            872
                                                            -------        -------

    Total investments and other assets                        2,443          1,290
                                                            -------        -------

                                                            $47,672        $36,467
                                                            =======        =======

See notes to consolidated financial statements.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                DECEMBER 31,
                                                                         -------------------------
                                                                           1996             1997

CURRENT LIABILITIES:
Accounts payable                                                         $    772         $  3,442
Other current liabilities (Note 3)                                          9,762           13,334
Income taxes payable (Note 6)                                                 111               47
                                                                         --------         --------

    Total current liabilities                                              10,645           16,823

DEFERRED INCOME TAXES (Note 6)                                                309

LONG-TERM LIABILITIES AND LINE OF CREDIT (Note 5)                                              966

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 10 and 11):
Preferred stock, no par value, $.01 par value;
  3,000,000 shares authorized; none issued and outstanding
  Common stock, no par value, $.01 par value;
  15,000,000 shares authorized; 5,891,451 and 5,392,558
  shares issued and outstanding as of December 31, 1996
  and 1997, respectively                                                       58               59
Additional paid-in capital                                                 33,367           33,429
Retained earnings (accumulated deficit)                                     3,293          (11,806)
Less treasury stock at cost (507,000 shares at December 31, 1997)                           (3,004)
                                                                         --------         --------

    Total stockholders' equity                                             36,718           18,678
                                                                         --------         --------

                                                                         $ 47,672         $ 36,467
                                                                         ========         ========

See notes to consolidated financial statements.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                1995             1996            1997


NET REVENUES                                                 $ 104,791        $ 119,940        $ 128,208

OPERATING EXPENSES:
Field service costs                                             81,320           94,841          119,830
Selling expenses                                                10,339           11,133           10,482
General and administrative expenses (Notes 7, 8 and 9)           6,810            8,081           10,234
Restructuring and other charges (Note 2)                                                           5,420
Depreciation and amortization                                      497              595              997
                                                             ---------        ---------        ---------

    Total operating expenses                                    98,966          114,650          146,963
                                                             ---------        ---------        ---------

OPERATING INCOME (LOSS)                                          5,825            5,290          (18,755)

OTHER INCOME (EXPENSE):
Interest expense                                                  (493)             (46)
Interest income                                                     28              869              799
Equity in earnings of affiliate (Note 4)                                             72               96
                                                             ---------        ---------        ---------

     Total other income (expense)                                 (465)             895              895
                                                             ---------        ---------        ---------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                               5,360            6,185          (17,860)

INCOME TAX PROVISION (BENEFIT) (Notes 1 and 6)                   1,829            2,426           (2,761)
                                                             ---------        ---------        ---------

NET INCOME (LOSS)                                            $   3,531        $   3,759        $ (15,099)
                                                             =========        =========        =========

BASIC EARNINGS PER SHARE (Note 12)                           $    1.13        $    0.70        $   (2.72)
                                                             =========        =========        =========

DILUTED EARNINGS PER SHARE                                   $    0.89        $    0.63        $   (2.72)
                                                             =========        =========        =========

WEIGHTED AVERAGE COMMON SHARES - BASIC                           3,117            5,370            5,551
                                                             =========        =========        =========

WEIGHTED AVERAGE COMMON SHARES - DILUTED                         3,981            5,990            5,551
                                                             =========        =========        =========

See notes to consolidated financial statements.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                           RETAINED
                                                COMMON STOCK           TREASURY STOCK        ADDITIONAL    EARNINGS        TOTAL
                                           ---------------------     ------------------       PAID-IN    (ACCUMULATED  STOCKHOLDERS'
                                             SHARES       AMOUNT     SHARES      AMOUNT       CAPITAL      DEFICIT)       EQUITY

BALANCE, January 1, 1995                      3,084     $  6,478         --       $   --       $   --      $ (3,997)    $  2,481

Repurchase of common stock                       (3)         (24)                                                            (24)
Cashless exercise of warrants (Note 11)         483
Net income                                                                                                    3,531        3,531
                                           --------     --------     --------     --------     --------    --------     --------
BALANCE, December 31, 1995                    3,564        6,454                                               (466)       5,988

Change in stated par value of
  shares from no par to $.01                              (6,418)                                 6,418
Stock issued to the public                    2,138           21                                 26,499                   26,520
Stock options exercised                          58            1                                    334                      335
Tax benefit related to exercise
  of stock options                                                                                  116                      116
Cashless exercise of warrants (Note 11)         131
Net income                                                                                                    3,759        3,759
                                           --------     --------     --------     --------     --------    --------     --------

BALANCE, December 31, 1996                    5,891           58                                 33,367       3,293       36,718

Stock options exercised                           9            1                                     62                       63
Repurchase of common stock                     (507)                      507       (3,004)                               (3,004)
Net loss                                                                                                    (15,099)     (15,099)
                                           --------     --------     --------     --------     --------    --------     --------

BALANCE, December 31, 1997                    5,393     $     59          507     $ (3,004)    $ 33,429    $(11,806)    $ 18,678
                                           ========     ========     ========     ========     ========    ========     ========

See notes to consolidated financial statements.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                             1995         1996          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $  3,531     $  3,759     $(15,099)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                497          595          997
  Amortization of other assets and discount on
    subordinated debt                                           89
  Equity in earnings of affiliate                                           (72)         (96)
  Deferred income taxes, net                                  (193)        (167)         360
  Provision for doubtful receivables                           354          105          918
  Restructuring and other charges (Note 3)                                             5,420
  Changes in assets and liabilities:
    Accounts receivable                                     (6,605)     (10,522)       5,659
    Federal income tax refund receivable                                              (2,905)
    Prepaid expenses and other current assets                   97           74         (252)
    Other assets                                              (187)         213         (744)
    Accounts payable                                           840       (1,066)       2,670
    Other current liabilities                                  946        5,657          173
    Income taxes payable                                       420         (228)         (64)
    Long-term liabilities                                                                131
                                                          --------     --------     --------

      Net cash used in operating activities                   (211)      (1,652)      (2,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                           (743)        (332)        (759)
Capitalization of software development costs                             (1,987)
Investment in affiliate                                       (100)        (150)
                                                          --------     --------     --------
      Net cash used in investing activities                   (843)      (2,469)        (759)

See notes to consolidated financial statements.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                 1995        1996         1997
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt (includes payments
  to a stockholder of $845 in 1995)                          $ (5,551)    $ (3,400)    $   --
Proceeds from long-term debt                                    5,400
Proceeds from issuance of common stock to the public                        26,520
Proceeds from issuance of common stock                                         335           63
Repurchase of common stock                                        (24)                   (3,004)
                                                             --------     --------     --------

      Net cash (used in) provided by financing activities        (175)      23,455       (2,941)
                                                             --------     --------     --------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                             (1,229)      19,334       (6,532)

CASH AND CASH EQUIVALENTS, beginning of period                  1,414          185       19,519
                                                             --------     --------     --------

CASH AND CASH EQUIVALENTS, end of period                     $    185     $ 19,519     $ 12,987
                                                             ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the year for:
  Interest                                                   $    390     $     69     $   --
                                                             ========     ========     ========
  Income taxes                                               $  1,621     $  2,853     $    129
                                                             ========     ========     ========


See Notes 1, 10 and 11 to consolidated financial statements for description of noncash transactions.

See notes to consolidated financial statements.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Company Description - PIA Merchandising Services, Inc. and subsidiaries (the Company) provides in-store merchandising services primarily on behalf of branded product manufacturers at retail grocery stores, mass merchandisers, drug stores and discount drug stores. The Company's in-store services include checking for authorized distribution of client products, cutting in products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of clients' products, and performing new product and promotion selling. The Company also performs special in-store projects such as new store sets and existing store resets, remerchandisings, remodels and category implementations, and executes and maintains point of purchase displays and materials. In addition, the Company collects and provides to certain clients a variety of merchandising data that is category and store specific. The Company is also a supplier of regularly scheduled, shared merchandising services in the United States.

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

      Principles of Consolidation - The consolidated financial statements include the accounts of PIA Merchandising Services, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for the Company's investment in affiliate (Note 4).

      Cash Equivalents - The Company considers all highly-liquid short-term investments with original maturities of three months or less to be cash equivalents.

      Accounts Receivable and Credit Risk - During the ordinary course of the Company's business, the Company grants trade credit to its clients, which consist primarily of packaged goods manufacturers and retailers. The Company's ten largest clients generated approximately 56%, 57% and 69% of the Company's net revenues for the fiscal years ended December 31, 1995, 1996 and 1997, respectively.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)



      During the fiscal year ended December 31, 1997, two of the Company's clients accounted for 16% and 13.6%, of the Company's net revenues. During 1996, two clients accounted for 11.7% and 10.3%, of the Company's net revenues.

      Given the significant amount of net revenues derived from certain clients, collectibility issues arising from financial difficulties of any of these clients or the loss of any such clients could have a material adverse effect on the Company's business.

      Unbilled accounts receivable represent merchandising services performed that are pending billing until the requisite documents have been processed or projects have been completed (Note 3).

      Property and Equipment - Property and equipment are stated at cost and depreciated on the straight-line method over estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized over the estimated useful life of the asset or the term of the lease, whichever is shorter.

      Software Development Costs - Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technical feasibility and ceases capitalization when the product is ready for release. Research and development costs related to software development that has not reached technological feasibility are expensed as incurred. As of December 31, 1996, software had not reached the release stage; and, therefore, amortization of the related costs had not begun. During 1997, such product was completed and the related software development costs were transferred to property and equipment and are being amortized over their expected useful life.

      Other Assets - Other assets consist primarily of refundable deposits.

      Deferred Revenue - Client payments received in advance of merchandising services performed are classified as deferred revenue (Note 3).

      Amounts Held on Behalf of Third Parties - Amounts held on behalf of third parties arise from agreements with retailers to provide services for their private label manufacturers' products and represent amounts to be utilized for certain future services; merchandising-related expenditures on behalf of the retailers (Note 3). These agreements renew annually and are cancelable on December 31 of each year or upon ninety-day written notice by either party.

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

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)


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

      The Company also performs services on a specific project basis. Revenues related to these projects are recognized as services are performed or costs are incurred. Certain of the Company's contracts are to perform project work over a specified period of time ranging from one to twelve months. Revenue under these types of contracts is recognized on the percentage of completion method using the cost-to-cost method. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determinable.

      Field Service Costs - Field service costs are comprised principally of field labor and related costs and expenses required to provide shared services, project activities, key account management and related technology costs, as well as field overhead required to support the activities of these groups of employees.

      Accounting for Stock-Based Compensation - SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to continue to account for employee stock-based transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed in
      Note 11 to the financial statements pro forma diluted net income (loss) and net income (loss) per share as if the Company had applied the new method of accounting.

      Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (Note 6). Under SFAS No. 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)



      income taxes. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in deferred tax assets, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      Earnings Per Share - The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "Primary" earnings per share with "Basic" earnings per share and the presentation of "Fully Diluted" earnings per share with "Diluted" earnings per share. Prior periods have been restated to reflect the change in presentation.

      Basic earnings per share amounts are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method.

      Stock Split - In December 1995, the Company effected a 1-for-1.85 reverse stock split of its common stock. All share and per share amounts included in the accompanying financial statements and notes have been restated to reflect the stock split.

      Vendor Concentration - In addition to the Company's own employees, the Company utilizes a force of trained merchandisers employed by a third party payrolling company engaged principally in the performance of retailer mandated and project activities. For the years ended December 31, 1995, 1996 and 1997, the Company paid this payrolling company approximately $26,917,000, $31,145,000 and $38,936,000, respectively (Note
      3).

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

      Fair Value of Financial Instruments - The Company's consolidated balance sheet includes the following financial instruments: cash and cash equivalents, accounts receivable and accounts payable. The Company considers the carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)


      New Accounting Pronouncements - For the fiscal years beginning after December 31, 1997, the Company will adopt SFAS No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information and SFAS No. 132 Employers' Disclosures About Pensions and Other Postretirement Benefits. The Company is reviewing the impact of such information on its financial statements.

      Reclassifications - Certain amounts as previously reported have been reclassified to conform to the December 31, 1997 presentation.


2.    RESTRUCTURING AND OTHER CHARGES

      During 1997, the Company experienced declining gross margins, and resultant operating losses, due to service performance issues and the loss of several shared clients. This decline in margins has resulted in insufficient margin dollars to cover the overhead structure which had developed at the field level and in general corporate area. In the quarter ended September 30, 1997, the Company addressed these conditions by restructuring its operations, focusing on a more disciplined and functional operational structure, and redirecting its technology strategies, resulting in a $5,420,000 charge for restructuring and other charges. The restructure charges consist of $1,264,000 of identified severance and lease costs in various management and administrative functions and $2,021,000 in writedowns and accruals associated with the redirection of the Company's technology strategies (Note 3). Other charges consist primarily of $1,297,000 of reserves and write-offs related to unprofitable contracts and $555,000 of costs associated with changes in the Company's service delivery model. At December 31, 1997, $2,314,000 is remaining in accrued liabilities in the accompanying consolidated balance sheet.


3.    SUPPLEMENTAL BALANCE SHEET INFORMATION

      Accounts receivable, net, consist of the following (in thousands):

                                                     DECEMBER 31,
                                                 --------------------
                                                    1996        1997

      Trade                                      $  21,603   $ 15,411
      Unbilled                                       1,610      2,034
      Non-trade                                                    59
                                                 ---------  ---------
                                                    23,213     17,504
      Allowance for doubtful accounts
       and other                                      (583)    (1,451)
                                                 ---------  ---------
                                                 $  22,630   $ 16,053
                                                 =========   ========

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)

      During 1997, the Company recorded certain restructuring charges (Note 2). In connection with the restructuring, the Company recorded a charge of approximately $1,000,000 for the impairment of capitalized software costs.

      Property and equipment consist of the following (in thousands):

                                                     DECEMBER 31,
                                                 -----------------
                                                    1996      1997

      Equipment                                  $ 3,343   $ 3,680
      Furniture and fixtures                         641       662
      Leasehold improvements                         118       160
      Capitalized software development costs                   902
                                                 -------   -------

                                                   4,102     5,404
      Less accumulated depreciation
       and amortization                           (2,255)   (2,988)
                                                 -------   -------

                                                 $ 1,847   $ 2,416
                                                 =======   =======

     Other current liabilities consist of the following (in thousands):

                                                    DECEMBER 31,
                                                 ----------------
                                                  1996       1997

     Accrued salaries and other related costs    $  944   $ 1,237
     Accrued payroll to third party               1,952     2,847
     Accrued insurance                              855     1,456
     Deferred revenue                             2,479     1,039
     Amounts held on behalf of third parties      1,055     1,116
     Accrued software costs                         603
     Accrued rebate                                 788     2,200
     Customer deposits                              230        90
     Restructuring costs                                    1,475
     Other                                          856     1,874
                                                 ------    ------
                                                 $9,762   $13,334
                                                 ======   =======

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)


4.    INVESTMENT IN AFFILIATE

      During 1996, the Company increased its voting ownership in Ameritel Corporation, a full service telemarketing company, to 20%. Accordingly, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. The change in method was not material to the carrying value of the investment in the accompanying financial statements.

      Following is a summary of condensed unaudited financial information pertaining to Ameritel Corporation (in thousands):

                                                           DECEMBER 31,
                                                         ---------------
                                                          1996      1997

      Current assets                                     $ 739   $ 1,658
      Noncurrent assets                                    938     1,078
      Current liabilities                                  172       666
      Long-term liabilities                                872       888
      Shareholders' equity                                 633       673
      Income for the year                                  361       478


5.    LINE OF CREDIT

      On January 1, 1997, the Company entered into a line of credit agreement with a bank. Under this agreement, the line was to mature on May 1, 1998 and bear interest at the bank's reference rate. The line of credit was canceled on October 3, 1997.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)


6.    INCOME TAXES

      The provision (benefit) for income taxes is summarized below for the years ended December 31, 1995, 1996 and 1997 (in thousands):

                                            DECEMBER 31,
                                   -------------------------------
                                     1995        1996        1997
Current income taxes:
  Federal                          $ 1,538     $ 2,163     $(3,082)
  State                                484         430         (19)
                                   -------     -------     -------

                                     2,022       2,593      (3,101)
Deferred income taxes:
  Federal                             (173)       (135)     (2,846)
  State                                (20)        (32)       (380)
                                   -------     -------     -------

                                      (193)       (167)     (3,226)
Increase in valuation allowance                              3,566
                                   -------     -------     -------
                                   $ 1,829     $ 2,426     $(2,761)
                                   =======     =======     =======


      A reconciliation between the provision (benefit) for income taxes as required by applying the federal statutory rate of 35% to that included in the financial statements is as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                1995       1996         1997

Provision (benefit) for income taxes at
 federal statutory rate                       $ 1,876     $ 2,165     $(6,251)
State income taxes, net of federal benefit        210         259         (12)
Other permanent differences                       101         (31)
Change in valuation allowance                    (565)                  3,566
Other                                             207          33         (64)
                                              -------     -------     -------

                                              $ 1,829     $ 2,426     $(2,761)
                                              =======     =======     =======

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)


      The Company had a net deferred tax asset of approximately $360,000 at December 31, 1996. During 1997, the Company accrued a valuation allowance for the amount of its deferred tax asset.

                                                  DECEMBER 31,
                                              -------------------
                                                1996        1997

Net operating loss carryforwards              $  --       $ 1,877
State tax provision                                28        (270)
Accrued compensation                              182         131
Accrued insurance                                 196         427
Allowance for doubtful accounts receivable        251       1,158
Depreciation                                     (314)       (180)
Other                                              17         423
                                              -------     -------

                                                            3,566
Valuation allowance                                        (3,566)
                                              -------     -------
Net deferred taxes                            $   360     $  --
                                              =======     =======

7.    EMPLOYEE BENEFITS

      Pension Plans - Certain of the Company's employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. Pension expense related to these plans was approximately $162,000, $172,000 and $178,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The administrators have advised the Company that there were no withdrawal liabilities as of December 1990, the most recent date for which an analysis was made. The Company has no current intention of withdrawing from any of these plans.

      Retirement Plan - The Company has a 401(k) retirement plan covering all employees not participating in the pension plans. Eligible employees, as defined by the 401(k) plan, may elect to contribute up to 15% of their total compensation, not to exceed the amount allowed by Internal Revenue Service guidelines. The Company makes matching contributions to the 401(k) plan each year equal to 50% of the employee contributions, not to exceed 4% of the total compensation, and can also make discretionary matching contributions. Employee contributions are fully vested at all times, and the Company's matching contributions vest over five years. The Company's matching contributions were approximately $473,000, $468,000 and $506,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)


8.    COMMITMENTS AND CONTINGENCIES

      The Company leases its facilities under operating leases and also leases certain computer and office equipment under two- to five-year operating lease agreements. Total rent expense relating to these leases was approximately $1,913,000, $2,756,000 and $6,369,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

      The following table sets forth future minimum lease payments under noncancelable operating leases as of December 31, 1997 (in thousands):

       Year ending December 31:
                1998                              $  6,463
                1999                                 3,948
                2000                                 1,761
                2001                                 1,395
                2002                                   777
                Thereafter                              35
                                                  --------
Total future minimum lease payments               $ 14,379
                                                  ========

9.    RELATED-PARTY TRANSACTIONS

      The Company receives legal services from a law firm previously affiliated with its principal stockholder and paid approximately $83,000, $516,000 and $189,000 for such legal services during the years ended December 31, 1995, 1996 and 1997, respectively.

      The Company has an investment in an affiliate which provides telemarketing and related services (Note 4). During 1997, the Company paid approximately $524,000 for such services. Approximately $32,000 was payable to the affiliate at December 31, 1997.


10.   STOCK TRANSACTIONS

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

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)


      During 1997 and 1996, the Company issued 8,107 and 57,798 shares of common stock, respectively, as a result of options which were exercised (Note
      11). The income tax effect of any difference between the market price of the Company's common stock at the grant date and the market price at the exercise date is credited to additional paid-in capital, as required.

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

      During December 1995, warrants to purchase 440,433 shares of the Company's common stock at approximately $.02 per share were exercised through a cashless exercise, based on the fair market value of the Company's common stock at the date of exercise of $9.81, which reduced the number of shares issued to 439,602 (Note 11).

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


11.   STOCK OPTIONS AND WARRANTS

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

      The 1995 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants and directors of the Company for the purchase of up to 1,000,000 shares of the Company's common stock. The options have a term of ten years, except in the case of incentive stock

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)


      options granted to greater than ten percent stockholders of the Company, as to which the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant, and the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. At December 31, 1997, options to purchase 115,135 shares were available for grant.

      The Director's Plan is a stock option plan for nonemployee directors and provides for the purchase of up to 100,000 shares of the Company's common stock. An option to purchase 1,500 shares of the Company's common stock shall be granted automatically each year to each director following the Company's annual stockholders' meeting. The exercise price of options issued under this plan shall be not less than the fair market value of the Company's common stock on the date of grant. Each option under this plan shall vest and become exercisable in full on the first anniversary of its grant date, provided that the optionee is reelected as a director of the Company. The maximum term of options granted under the plan is ten years and one day, subject to earlier termination following an optionee's cessation of service with the Company. At December 31, 1997, options to purchase 94,000 shares were available for grant under this plan.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. No compensation cost has been recognized for the stock option plans. The impact of stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1995, 1996 and 1997 pro forma adjustments may not be indicative of future period pro forma adjustments, when the calculation will apply to all applicable future stock options. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                 1995        1996       1997

      Net income (loss), as reported                           $3,531   $  3,759   $(15,099)
      Net income (loss), pro forma                             $3,507   $  3,564   $(15,808)

      Basic net income (loss) per share, as reported           $ 1.13   $   0.70   $  (2.72)
      Basic net income (loss) per share, pro forma             $ 1.13   $   0.60   $  (2.85)

      Diluted net income (loss) per share, as reported         $ 0.89   $   0.63   $  (2.72)
      Diluted net income (loss) per share, pro forma           $ 0.87   $   0.60   $  (2.85)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 79.5%; risk-free interest rate of 6.2%; and expected lives of 6 years. The following weighted average assumptions were used for grants in 1996: dividend yield of 0%;

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)


      expected weighted average volatility of 101.7%; risk-free interest rate of 6.3%; and expected lives of 6 years. The following weighted-average assumptions used for grants in 1995: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 6.4%; and expected lives of six years.

      The following table summarizes activity under the Company's 1990 and 1995 Plan and Directors Plan:


                                       1995                      1996                     1997
                             ---------------------       --------------------    ------------------------
                                          WEIGHTED-                 WEIGHTED-                   WEIGHTED-
                                           AVERAGE                  AVERAGE                      AVERAGE
                                          EXERCISE                  EXERCISE                     EXERCISE
                             SHARES         PRICE         SHARES     PRICE         SHARES         PRICE
Options
  outstanding,
  beginning of year         686,002       $    6.34      791,356     $  6.76      883,202       $    8.12
Options granted             110,273       $    9.46      234,540     $ 13.57      938,325       $    5.55
Options exercised                                        (57,798)    $  5.85       (8,107)      $    7.77
Options canceled
   or expired                (4,919)      $    8.51      (84,896)    $  9.25     (286,569)      $   10.45
                            -------                      -------                 --------
Options
  outstanding,
  end of year               791,356       $    6.76      883,202     $  8.12    1,526,851       $    6.50
                            =======                      =======                =========

Option price
  range at
  end of year               $2.78 to                   $  2.78 to               $  2.78 to
                            $9.81                      $ 14.00                  $ 14.00

Option price
  range for                                            $  2.78 to               $  7.40 to
  exercised shares                                     $  9.81                  $  8.51

Weighted average
  fair value of
  options granted
  during the year                         $    2.95                  $ 11.18                    $    4.01

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                     ---------------------------------------   ---------------------------
                                       WEIGHTED
                         NUMBER       AVERAGE      WEIGHTED-       NUMBER          WEIGHTED-
   RANGE OF           OUTSTANDING AT   REMAINING   AVERAGE       EXERCISABLE AT     AVERAGE
   EXERCISE            DECEMBER 31,   CONTRACTUAL  EXERCISE       DECEMBER 31,     EXERCISE
    PRICES                1997          LIFE        PRICE           1997            PRICE
           $2.78          158,557        4.20       $ 2.78        158,557           $ 2.78
     $5.25-$5.75          808,325        9.40       $ 5.50         50,000           $ 5.50
    $7.00-$10.00          489,429        6.30       $ 7.65        438,901           $ 7.65
          $14.00           70,540        8.60       $14.00         32,635           $14.00
                        ---------                                 ------
 $2.78 to $14.00        1,526,851        7.80       $ 6.50        680,093           $ 6.63
                        =========                                 =======



      Outstanding warrants are summarized below:

                                           SHARES           EXERCISE
                                         SUBJECT TO        PRICE PER
                                          WARRANTS            SHARE

Balance, January 1, 1995                   732,477        $.02 - $8.51
  Exercised                               (483,676)          $0.02
                                          --------

Balance, December 31, 1995                 248,801        $1.82 - $8.51
  Exercised                               (152,405)          $1.82
                                          --------

Balance, December 31, 1996                  96,396        $2.78 - $8.51
                                          --------

Balance, December 31, 1997                  96,396        $2.78 - $8.51
                                          ========

      The above warrants expire at various dates from 2002 through 2004.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1997 (CONTINUED)


12.    EARNINGS PER SHARE

                                                     1995          1996          1997

Basic:
  Weighted average common shares outstanding         3,117         5,370         5,551

Net income (loss)                                 $  3,531      $  3,759      $(15,099)
                                                  ========      ========      ========

Basic earnings per share                          $   1.13      $   0.70      $  (2.72)
                                                  ========      ========      ========

Diluted:
  Weighted average common shares - basic             3,117         5,370         5,551
  Potential common shares                              864           620
                                                  --------      --------      --------

  Weighted average common shares - diluted           3,981         5,990         5,551
                                                  ========      ========      ========

Net income                                        $  3,531      $  3,759      $(15,099)
                                                  ========      ========      ========

Diluted earnings per share                        $   0.89      $   0.63      $  (2.72)
                                                  ========      ========      ========

      The Company has adopted SFAS No. 128, Earnings Per Share, effective after December 15, 1997. As a result, the Company's reported earnings per share for 1996 and 1995 have been restated. The effect of this accounting change on previously reported earnings per share (EPS) data is as follows:

                                   1995      1996

EPS as reported (Primary)      $   0.88   $   0.63
Effect of SFAS No. 128             0.25       0.07
                               --------   --------

EPS as restated (Basic)        $   1.13   $   0.70

                               ========   ========

      For both 1996 and 1995, there is no effect of restating Fully Diluted EPS to Diluted EPS.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES



                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    (IN THOUSANDS)


                                                            ADDITIONS
                                              BALANCE AT    CHARGED TO                 BALANCE AT
                                               BEGINNING     COSTS AND                     END
                                                OF YEAR      EXPENSES     DEDUCTIONS    OF YEAR
DESCRIPTION

Year ended December 31, 1995 -
  Allowance for doubtful accounts               $ 140          354             (70)       $ 424

Year ended December 31, 1996 -
  Allowance for doubtful accounts               $ 424          543            (384)       $ 583

Year ended December 31, 1997 -
  Allowance for doubtful accounts               $ 583          918            (712)       $ 789