Form 10-Q
period 1998-04-03
PIA MERCHANDISING SERVICES INC
filed 1998-05-12
CIK 1004989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the first quarterly period ended April 3, 1998.



                        PIA MERCHANDISING SERVICES, INC.


               19900 MacArthur Blvd., Suite 900, Irvine, CA 92612

                  Registrant's telephone number: (714) 476-2200




                         Commission file number 0-27824

                 I.R.S. Employer Identification No.: 33-0684451

                        State of Incorporation: Delaware



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes


    On May 8, 1998, there were 5,396,219 shares of Common Stock outstanding.

                        PIA Merchandising Services, Inc.

                                      Index

PART I:                                                    FINANCIAL INFORMATION

Item 1:    Financial Statements

                  Condensed Consolidated Balance
                  Sheets as of December 31, 1997, and
                  April 3, 1998 (Unaudited)....................................3

                  Condensed Consolidated Statements of Operations
                  Quarter Ended March 31, 1997 (Unaudited), and
                  April 3, 1998 (Unaudited)....................................4

                  Condensed Consolidated Statements of Cash Flows
                  Quarter Ended March 31, 1997 (Unaudited), and
                  April 3, 1998 (Unaudited)....................................5

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited).......................................6


Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................8

           Risk Factors.......................................................14

PART II:         OTHER INFORMATION

Item 1:    Legal Proceedings..................................................16

Item 2:    Changes in Securities and Use of Proceeds..........................16

Item 6:    Exhibits and Reports on Form 8-K...................................17


SIGNATURES....................................................................18

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                                 December 31,      April 3,
                                                                                     1997           1998
                                                                                   ------------------------
 ASSETS                                                                                         (Unaudited)
 CURRENT ASSETS:
 Cash and cash equivalents                                                         $ 12,987        $  8,304
 Accounts receivable, net of allowance for doubtful accounts and
   sales allowance of $1,451 and $1,515 for 1997 and 1998, respectively              16,053          19,469
 Federal income tax refund receivable                                                 2,905              --
 Prepaid expenses and other current assets                                              816             949
                                                                                   --------        --------
     TOTAL CURRENT ASSETS                                                            32,761          28,722

 PROPERTY AND EQUIPMENT, NET (NOTE 4)                                                 2,416           2,322
                                                                                   --------        --------

 INVESTMENTS AND OTHER ASSETS:
 Investment in affiliate                                                                418             438
 Other assets                                                                           872             849
                                                                                   --------        --------
     TOTAL OTHER ASSETS                                                               1,290           1,287
                                                                                   --------        --------

 TOTAL ASSETS                                                                      $ 36,467        $ 32,331
                                                                                   ========        ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable                                                                  $  3,442        $    914
 Other current liabilities                                                           13,334          13,291
 Income taxes payable                                                                    47              73
                                                                                   --------        --------
     TOTAL CURRENT LIABILITIES                                                       16,823          14,278

 LONG-TERM LIABILITIES                                                                  966             384
                                                                                   --------        --------
     TOTAL LIABILITIES                                                               17,789          14,662
                                                                                   --------        --------

 STOCKHOLDERS' EQUITY:
 Common stock and additional paid-in-capital                                         33,488          33,503
 Retained earnings (accumulated deficit)                                            (11,806)        (12,830)
 Less:  Treasury stock                                                               (3,004)         (3,004)
                                                                                   --------        --------
     TOTAL STOCKHOLDERS' EQUITY                                                      18,678          17,669
                                                                                   --------        --------


 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 36,467        $ 32,331
                                                                                   ========        ========




                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 1997, AND APRIL 3, 1998
--------------------------------------------------------------------------------
(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    Quarter Ended
                                                           ------------------------------
                                                           March 31,             April 3,
                                                              1997                1998
                                                           ---------             --------
Net Revenues                                                $ 29,356             $ 34,739
                                                            --------             --------

Operating Expenses:
  Field  service costs                                        26,369               29,789
  Selling expenses                                             2,554                2,279
  General and administrative expenses                          2,449                3,548
  Depreciation and amortization                                  197                  282
                                                            --------             --------

    Total operating expenses                                  31,569               35,898
                                                            --------             --------

Operating Loss                                                (2,213)              (1,159)

Other Income:
  Interest income, net                                           231                  128
  Equity in earnings of affiliate                                 24                   20
                                                            --------             --------

    Total other income                                           255                  148
                                                            --------             --------

Loss Before Benefit (Provision)
  For Income Taxes                                            (1,958)              (1,011)

Benefit (Provision) For Income Taxes                             790                  (12)
                                                            --------             --------

Net Loss                                                    $ (1,168)            $ (1,023)
                                                            ========             ========


Basic and Diluted Earnings per share                        $  (0.20)            $  (0.19)
                                                            ========             ========

Basic and Diluted Weighted Average Common Shares               5,897                5,393
                                                            ========             ========



                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 1997, AND APRIL 3, 1998
--------------------------------------------------------------------------------
(UNAUDITED)  (IN THOUSANDS)


                                                                                    Quarter Ended
                                                                          -------------------------------
                                                                          March 31,             April 3,
                                                                             1997                 1998
                                                                          ---------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $ (1,168)            $ (1,023)
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                               197                  282
    Provision for doubtful receivables & sales allowances, net                  330                  694
    Equity in earnings of affiliate                                             (24)                 (20)

Changes in operating assets and liabilities:
  Accounts receivable                                                         3,386               (3,416)
  Federal income tax refund receivable                                           --                2,801
  Prepaid expenses and other                                                 (1,116)                (110)
  Accounts payable and other liabilities                                        806               (3,744)
  Income taxes payable                                                         (111)                  26
                                                                           --------             --------

    Net cash provided by (used in) operating activities                       2,300               (4,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (91)                (188)
                                                                           --------             --------

    Net cash used in investing activities                                       (91)                (188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                                      63                   15
                                                                           --------             --------

    Net cash provided by financing activities                                    63                   15

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          2,272               (4,683)

CASH AND CASH EQUIVALENTS,
  Beginning of period                                                        19,519               12,987
                                                                           --------             --------

  End of period                                                            $ 21,791             $  8,304
                                                                           ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                 $     86             $     10
                                                                           ========             ========




                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

        Certain amounts have been reclassified in the prior years' consolidated financial statements in order to conform with the current year's presentation.

2.      Change in Accounting Periods

        Effective January 1, 1998, the Company changed its accounting period for financial statement purposes from a calendar year to a 52/53 week fiscal year. Beginning with fiscal year 1998, the Company's fiscal year will end on the Friday closest to December 31. Interim fiscal quarters will end on the Friday closest to the Calendar quarter end.

        The Company does not believe that this change will have a material impact on the financial statements.


3.      Restructure and Other Charges

        During 1997, the Company experienced declining gross margins, and resultant operating losses, due to service performance issues and the loss of several shared client service accounts. These resulting margins were insufficient to cover the field overhead structure. In the quarter ended September 30, 1997, the Company addressed these conditions by restructuring its operations, focusing on a more disciplined and functional operational structure, and redirecting its technology strategies, resulting in a $5.4 million charge for restructure and other charges. This $5.4 million charge included $3.3 million for restructure charges and $2.1 million for other charges. The restructure charge consisted of $1.3 million of severance and lease costs in various management and administrative functions, and $2.0 million in writedowns and accruals associated with the redirection of the Company's technology strategies.

        PIA MERCHANDISING SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)

        Other charges consisted primarily of $1.3 million of reserves and write-offs related to unprofitable contracts and $0.6 million of costs associated with changes in the Company's service delivery model.

4.      Property and Equipment

        Property and equipment consist of the following (in thousands):

                                                  December 31,      April 3,
                                                       1997          1998
                                                     -------       -------
Equipment                                            $ 3,680       $ 3,831
Furniture and fixtures                                   662           697
Leasehold improvements                                   160           160
Capitalized software development costs                   902           902
                                                     -------       -------
                                                       5,404         5,590

Less: Accumulated depreciation and amortization       (2,988)       (3,268)
                                                     -------       -------

                                                     $ 2,416       $ 2,322
                                                     =======       =======


5.      Recent Accounting Pronouncements

        Earnings Per Share - The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "Primary" earnings per share with "Basic" earnings per share and the presentation of "Fully Diluted" earnings per share with "Diluted" earnings per share. Prior periods have been restated to reflect the change in presentation.

        Basic earnings per share amounts are based upon the weighted-average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted-average number of common and potential common shares for each period presented. Potential common shares include stock options, using the treasury stock method.

        New Accounting Pronouncements -In the first quarter ended April 3, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Any difference between comprehensive income (loss) and net income (loss) for the quarter ended April 3, 1998 was considered immaterial. For the fiscal year ending January 1, 1999, the Company will adopt SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information and SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits.
                                       7

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PIA Merchandising Services, Inc. (the "Company" or "PIA") provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser, chain, and discount drug stores. For the quarter ended April 3, 1998, compared to quarter ended March 31, 1997, the Company generated approximately 64% and 90% of its net revenues from manufacturer clients and 36% and 10% from retailer clients, respectively.

The Company's profitability has continued to be adversely affected by the loss of shared client service accounts (for which PIA provides syndicated and project-type services). The shared client service business has historically required a significant fixed management and personnel infrastructure. Due in part to performance issues, industry consolidation and increased competition, the Company lost a number of shared client service accounts in the last half of 1996 and continuing in 1997. PIA has not gained any sizable new shared client accounts for on-going services to offset this loss. The Company believes that net revenues in 1998 from shared client service accounts will continue to decline as a result of the wind-down of the lost business.

The Company continues to experience an increase in the demand for dedicated client services, and has significantly increased business with two major customers. The net revenues associated with dedicated clients increased, as a percentage of overall net revenues, from 26.5% in the first quarter of 1997 to 29.6% in the first quarter of 1998. In the dedicated services business, PIA provides each manufacturer or retailer client with an organization, including a management team, which works exclusively for that client.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

      QUARTER ENDED APRIL 3, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

NET REVENUES

Net revenues for the quarter ended April 3, 1998 increased from the comparable period of 1997 due to an increase in shared client service account and project net revenues and dedicated client net revenues. For the first quarter of 1998, net revenues were $34.7 million compared to $29.4 million in the first quarter of 1997, an 18% increase.

The following table sets forth net revenues by client type as a percentage of net revenues for the periods indicated:

                                                        Quarter Ended
                                       -----------------------------------------------------------------
                                            March 31, 1997                April 3, 1998          Change
(amounts in millions)                   Amount            %        Amount            %             %
                                       ----------------------     --------------------------------------
Shared service and
  Project client net revenues          $  21.6           73.5%    $  24.4           70.4%          13.0%

Dedicated Client Net Revenues              7.8           26.5        10.3           29.6           32.1
                                       ----------------------     -------------------------------------
Net revenues                           $  29.4          100.0%    $  34.7          100.0%          18.0%
                                       ======================     =====================================


The Company's dedicated client net revenues have grown from $7.8 million in the first quarter of 1997 to $10.3 million in the first quarter of 1998, a 32.1% increase. This increase in dedicated client net revenues resulted from two major new clients. The increase in dedicated client net revenues for the first quarter of 1998 compared to 1997 resulted from an increase in revenue from new clients of $4.7 million, offset by a decrease in revenue from existing dedicated clients of $2.2 million.

Shared client service account and project net revenues have increased from $21.6 million in the first quarter of 1997 to $24.4 million in the first quarter of 1998, a 13.0% increase. However, shared client service accounts and project revenues as a percentage of net revenues decreased as dedicated client net revenues continue to grow at a faster rate.

The increase in shared client service accounts and project revenues for the first quarter of 1998 compared to 1997 resulted from an increase in revenue from new clients of $2.4 million, an increase in revenue from existing shared client accounts of $4.0 million, offset by a decrease in revenue of $3.6 million from clients no longer with the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING EXPENSES

The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                                Quarter Ended
                                              --------------------------------------------------------------------
 (amounts in millions)                            March 31, 1997                 April 3, 1998               Change
                                               Amount             %           Amount            %              %
                                              ----------------------         ----------------------           ----
 Field service costs                          $  26.4           89.8%        $  29.8           85.7%          12.9%
 Selling expenses                                 2.6            8.7             2.3            6.6          (11.5)
 General and administrative expenses              2.4            8.3             3.5           10.2           45.8
 Depreciation and Amortization                    0.2            0.7             0.3            0.8           50.0
                                              ----------------------         ----------------------           ----

   Total Operating Expenses                   $  31.6          107.5%        $  35.9          103.3%          13.6%
                                              ======================         ======================           ====

For the first quarter of 1998, field service costs increased $3.4 million, or 12.9%, to $29.8 million, as compared to $26.4 million in the first quarter of 1997. Field service costs are comprised principally of field labor and related costs and overhead expenses required to provide services to both shared and dedicated service clients and related technology costs.

The increase in field service costs in the first quarter of 1998 is due primarily to costs required to provide the management and supervision necessary to support the increased business level of dedicated clients. As a percentage of net revenues, field service costs in the first quarter of 1998 decreased to 85.7% from 89.8% in the same period last year. This decrease resulted from the reduction of non-payroll related costs due to a restructuring of the Company's operations, improvement of labor productivity, initial implementation of labor scheduling systems, reorganization of field divisions and customer rationalization.

For the quarter ended April 3, 1998, selling expenses decreased $0.3 million, or 11.5%, to $2.3 million compared to $2.6 million in the same period last year. As a percentage of net revenues, selling expenses decreased to 6.6% in the first quarter of 1998, compared to 8.7% in the first quarter of 1997. This decrease in costs, both in absolute amount and as a percentage of net revenues, is a result of lower staffing and travel costs.

General and administrative expenses increased 45.8% in the first quarter of 1998 to $3.5 million, compared to $2.4 million in the same period of 1997. The increase in general and administrative costs was due primarily to additional consulting and improvements to management information systems that were required to support the increased dedicated client base, and due to salary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and benefit increases in the ordinary course of business.

Depreciation and amortization expenses increased for the quarter ended April 3, 1998, as compared to the same period of 1997, as a result of additional depreciation from completed software development in the third quarter ended September 30, 1997.

OTHER INCOME

Interest income decreased in the first quarter of 1998, as compared to the first quarter of 1997, due to lower cash balances available for investment in 1998.

Equity in earnings of affiliate represents the Company's share of the earnings of Ameritel, Inc., a full service telemarketing company.

BENEFIT FROM INCOME TAXES

The income tax benefit of $0.8 million in the first quarter of 1997 represents an effective tax rate of 40.3%. There was no material income tax impact for the first quarter of 1998.

NET LOSS

The Company incurred a net loss of approximately $1.0 million in the first quarter of 1998, or $0.19 per basic and diluted share, compared to a net loss of approximately $1.2 million, or $0.20 per basic and diluted share, in the first quarter of 1997. The loss incurred in the current year is primarily a result of previous pricing decisions for some client contracts that were unprofitable in the first quarter. These contracts are currently being renegotiated. However, there is no certainty that these negotiations will result in better pricing.

NEW FINANCIAL MODEL

The Company has developed a new financial model to assist in the understanding of the operating results and impact of various cost functions within the organization. This model follows more standard metrics and allows the Company to analyze and manage at the business unit level. The following table illustrates this financial model for the quarters ended March 31, 1997 and April 3, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


                                                                                    Quarter Ended
                                                              --------------------------------------------------------
 (amounts in millions)                                            March 31, 1997                    April 3, 1998
                                                              -----------------------          -----------------------
                                                               Amount             %              Amount            %
                                                              -----------------------          -----------------------
Net revenues                                                  $  29.4           100.0%         $  34.7           100.0%

Direct business unit field expense                               20.8            70.7             25.6            73.8
                                                              -----------------------          -----------------------
    Gross margin                                                  8.6            29.3              9.1            26.2

Overhead and allocated field expense                              7.0            23.8              6.0            17.3
                                                              -----------------------          -----------------------
    Business unit margin                                          1.6             5.4              3.1             8.9

Selling, general and administrative expenses                      3.6            12.2              4.0            11.5
                                                              -----------------------          -----------------------

Earnings (loss) before interest, taxes, depreciation
  and amortization (EBITDA)                                   $  (2.0)           (6.8%)        $  (0.9)           (2.6%)
                                                              =======================          =======================

Management expects to continue to review the business results on the basis of the comparable financial statement format contained in this Form 10-Q until the first quarter ending April 2, 1999, when comparisons can be made utilizing the new financial model.

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

Cash and cash equivalents totaled $13.0 million at December 31, 1997 compared with $8.3 million at April 3, 1998. At December 31, 1997 and April 3, 1998 the Company had working capital of $15.9 million and $14.4 million, respectively, and current ratios of 1.9 and 2.0 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash used in operating activities for the quarter ended April 3, 1998 was $4.5 million, compared to cash provided by operating activities of $2.3 million for the comparable period in 1997. This use of cash for operating activities in 1998 resulted primarily from an increase in accounts receivables, a decrease in accounts payable and other liabilities, and a net operating loss offset by a decrease in Federal income tax refund receivable. The increase in accounts receivable, during the first quarter ended April 3, 1998 was the result of an increase in net revenues. Net cash used in investing activities for the quarter ended April 3, 1998 was $0.2 million, compared to $0.1 million for the comparable period in 1997. Net cash generated by financing activities for the quarter ended March 31, 1997 was $0.1 million, and was immaterial for the first quarter ended April 3, 1998.

The above activity resulted in a net decrease in cash and cash equivalents of $4.7 million for the quarter ended April 3, 1998, compared to a net increase of $2.3 million for the comparable period in 1997.

The Company's current liquidity is provided by cash and cash equivalents and the timely collection of its receivables. The Company currently has no committed credit facility available for working capital needs. Management believes that cash and cash equivalents and the timely collection of its receivables will be sufficient to provide for ongoing working capital needs and generally fund the ongoing operations of the business over the next twelve months.

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

FORWARD-LOOKING STATEMENTS

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

RISK FACTORS

It is recommended that this Form 10-Q be read in conjunction with the Company's 1997 Annual Report on Form 10-K. The following risk factors should also be carefully reviewed in addition to the other information contained in this Form 10-Q.

HISTORY OF  LOSSES

During the years ended December 31, 1992, 1993, 1997, and the first quarter of 1998, the Company incurred significant losses and experienced substantial negative cash flow. The Company had net losses of $3.2 million, $2.6 million and $15.1 million for the years ended December 31, 1992, 1993 and 1997, respectively and a net loss of $1.0 million for the first quarter of 1998. In 1992 and 1993, these losses resulted primarily from additional field service costs to provide shared service coverage in grocery stores for relatively few clients in newly opened regions during the Company's continuing national expansion in 1992 and 1993, and from the write-off of $1.7 million in goodwill in 1992.

In 1997, these losses resulted primarily from margin reductions due to the loss of shared client service accounts, and start up expenses on dedicated client services, inefficiencies in field labor execution, poor pricing decisions for some client contracts, and higher business unit overhead costs and the recognition of restructure charges and other charges. In addition, the Company incurred a net loss of $1.0 million for the first quarter of 1998, compared to a net loss of $1.2 million in the first quarter of 1997, and generated negative cash flow of $4.7 million in the first quarter of 1998. There can be no assurance that the Company will not sustain further losses.

LOSS OF BUSINESS

PIA's business mix has changed during 1997 and the first quarter of 1998. This change is due in part to performance issues, industry consolidation and increased competition. The Company has lost a substantial amount of shared service business over the last 15 months, and new revenue added has been at lower margins than the margins of the lost business. The Company has not engaged any sizable new shared business to offset this loss. The Company has historically required a significant fixed management and personnel infrastructure for shared services. Accordingly, the loss of shared service business, without offsetting gains or cost reductions, has a material adverse effect on the Company's results of operations.

INDUSTRY CONSOLIDATION; CONCENTRATED CLIENT BASE

The retail and manufacturing industries are undergoing a consolidation process that is resulting in fewer large retailers and suppliers. The Company's success is dependent in part upon its ability to maintain its existing clients and to obtain new clients. As a result of industry consolidation, the Company has lost certain clients, and this trend could continue to have a negative effect on the Company's client base and results of operations. The Company's ten largest clients generated approximately 74% and 76% of the Company's net revenues for the quarter ended March 31, 1997 and April 3, 1998, respectively. During the first quarter ended

April 3, 1998, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than Eckerd Drug Stores, CVS Pharmacy Incorporated, and Buena Vista Home Video, which accounted for 13%, 13% and 11% of net revenues, respectively. The majority of the Company's contracts with its clients for shared services have multi-year terms. PIA believes that the uncollectibility of amounts due from any of its large clients, a significant reduction in business from such clients, or the inability to attract new clients, could have a material adverse effect on the Company's results of operations.

UNCERTAINTY OF COMMISSION INCOME

Approximately 17% of the Company's net revenues for the quarter ended April 3, 1998 was earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Commissions paid to PIA under these contracts have had a significant effect on the Company's profitability in certain quarters. Under these contracts, the Company generally receives a draw on a monthly or quarterly basis, which is then applied against commissions earned. Adjustments are made on a monthly or quarterly basis upon receipt of reconciliations between commissions earned from the client and the draws previously received. The reconciliations typically result in commissions owed to the Company in excess of previous draws; however, the Company cannot predict with accuracy the level of its clients' commission-based sales. Accordingly, the amount of commissions in excess of or less than the draws previously received will fluctuate and can significantly affect the Company's operating results in any quarter. The Company has historically experienced consistent positive commission reconciliation income.

In addition, the amount of commissions earned by the Company under these contracts varies seasonally, and generally corresponds to the peak selling seasons of the clients who have entered into these types of contracts. Historically, the Company has recognized greater commission income in its first and fourth quarters due to the timing of such clients' sales.

PART II:          OTHER INFORMATION

Item 1: Legal Proceedings

               On February 25, 1998, the Company and its Canadian subsidiary were served with two Statements of Claim in the Ontario Court (General Division) of the Province of Ontario, Canada, filed by Merchandising Consultants Associates ("MCA") asserting claims for alleged breach of Confidentiality Agreements dated October 19, 1996 and July 17, 1997. Both of these lawsuits assert that the Company and its subsidiary improperly used confidential information provided by MCA as part of the Company's due diligence concerning its proposed acquisition of MCA, including alleged clientele, contracts, financial statements and business opportunities of MCA. In addition, MCA contends that the Company breached and allegedly reneged upon the terms for acquisition of MCA contained in a Letter of Intent between the parties dated July 17, 1997, which by its express terms was non-binding. The Statements of Claim seek damages totaling $10.2 million. The Company denies all wrongdoing and intends to aggressively defend itself in this action. It is not possible to predict the outcome of this action at this time.

Item 2: Changes in Securities and Use of Proceeds

               Use of Proceeds - The Company received $26.5 million in net proceeds from its initial public offering in March 1996. The Company, as originally outlined in "Use of Proceeds" in its prospectus, has used approximately $16.0 million through the period ended April 3, 1998 for debt repayment, capital spending and working capital requirements. In addition, $3.0 million has been used to repurchase the Company's Common Stock.

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

   10.5 Employment Agreement dated as of February 20, 1998 between the Company and Cathy L. Wood.

   27.1        Financial Data Schedule


(b)            REPORTS ON FORM 8-K.

Current Report on Form 8K, filed with the Securities Exchange Commission (SEC) concurrently herewith, which relates to the change in the Company's fiscal year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PIA MERCHANDISING SERVICES, INC.
                                        (Registrant)



                                        By: /s/ Cathy L. Wood
                                            -----------------------------------
                                            Cathy L. Wood
                                            Executive Vice President and
                                            Chief Financial Officer



                                        By: /s/ David J. Faulds
                                            -----------------------------------
                                            David J. Faulds
                                            Vice President
                                            Corporate Controller


Dated:  May 12, 1998