Form 10-Q
period 1998-07-03
PIA MERCHANDISING SERVICES INC
filed 1998-08-13
CIK 1004989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the second quarterly period ended July 3, 1998


                        PIA MERCHANDISING SERVICES, INC.

               19900 MacArthur Blvd., Suite 900, Irvine, CA 92612

                  Registrant's telephone number: (714) 476-2200




                         Commission file number 0-27824

                 I.R.S. Employer Identification No.: 33-0684451

                        State of Incorporation: Delaware


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes


    On August 10, 1998, there were 5,464,721 shares of Common Stock outstanding.

                        PIA Merchandising Services, Inc.

                                      Index

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements

                  Condensed Consolidated Balance Sheets
                  as of  December 31, 1997 and
                  July 3, 1998 (Unaudited).....................................3

                  Condensed Consolidated Statements of Operations
                  Three Months and Six Months Ended
                  June 30, 1997 (Unaudited) and July 3, 1998 (Unaudited).......4

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1997 (Unaudited)
                  and July 3, 1998 (Unaudited).................................5

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited).......................................6


Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................8

           Risk Factors.......................................................16

PART II:         OTHER INFORMATION


Item 2:    Changes in Securities and Use of Proceeds..........................18

Item 4:    Submission of Matters to a Vote of Security Holders................18

Item 6:    Exhibits and Reports on Form 8-K...................................20


SIGNATURES....................................................................21

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

PIA MERCHANDISING SERVICES, INC.
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                      December 31,      July 3,
                                                          1997           1998
                                                      ------------    ----------
                                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $ 12,987       $  9,539
Accounts receivable, net of allowance for doubtful
 accounts and other of $1,451 and $1,450 for 1997
 and 1998, respectively                                   16,053         17,485
Federal income tax refund receivable                       2,905             --
Prepaid expenses and other current assets                    816            738
                                                        --------       --------
    TOTAL CURRENT ASSETS                                  32,761         27,762

PROPERTY AND EQUIPMENT, NET (NOTE 3)                       2,416          2,222
                                                        --------       --------
INVESTMENTS AND OTHER ASSETS:
Investment in affiliate                                      418            495
Other assets                                                 872            620
                                                        --------       --------
    TOTAL OTHER ASSETS                                     1,290          1,115
                                                        --------       --------

TOTAL ASSETS                                            $ 36,467       $ 31,099
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                        $  3,442       $    315
Other current liabilities                                 13,334         12,501
Income taxes payable                                          47             75
                                                        --------       --------
    TOTAL CURRENT LIABILITIES                             16,823         12,891

LONG-TERM LIABILITIES                                        966            218
                                                        --------       --------
    TOTAL LIABILITIES                                     17,789         13,109
                                                        --------       --------
STOCKHOLDERS' EQUITY:
Common stock and additional paid-in-capital               33,488         33,748
Retained earnings (accumulated deficit)                  (11,806)       (12,754)
Less:  Treasury stock                                     (3,004)        (3,004)
                                                        --------       --------
    TOTAL STOCKHOLDERS' EQUITY                            18,678         17,990
                                                        --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 36,467       $ 31,099
                                                        ========       ========


                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
(Unaudited)(In thousands, except per share data)


                                    Three Months Ended      Six Months Ended
                                   -------------------    --------------------
                                    June 30,   July 3,    June 30,     July 3,
                                     1997        1998       1997        1998
                                    --------   --------   --------    --------
Net Revenues                        $ 31,643   $ 33,945   $ 60,999    $ 68,684
                                    --------   --------   --------    --------
Operating Expenses:
  Field  service costs                29,638     28,255     56,007      58,044
  Selling expenses                     2,507      2,087      5,061       4,366
  General and administrative
   expenses                            2,236      3,408      4,685       6,956
  Depreciation and amortization          262        275        459         557
                                    --------   --------   --------    --------
    Total operating expenses          34,643     34,025     66,212      69,923
                                    --------   --------   --------    --------

Operating Loss                        (3,000)       (80)    (5,213)     (1,239)

Other Income:
  Interest income, net                   218        111        449         239
  Equity in earnings of
   affiliate                              28         57         52          77
                                    --------   --------   --------    --------
    Total other income                   246        168        501         316
                                    --------   --------   --------    --------

Income (Loss) Before Benefit
 (Provision) For Income Taxes         (2,754)        88     (4,712)       (923)

Benefit (Provision) For
 Income Taxes                            812        (12)     1,602         (24)
                                    --------   --------   --------    --------
Net Income (Loss)                   $ (1,942)  $     76   $ (3,110)   $   (947)
                                    ========   ========   ========    ========

 Basic Earnings per share           $  (0.35)  $   0.01   $  (0.54)   $  (0.18)
                                    ========   ========   ========    ========

 Diluted Earnings per share         $  (0.35)  $   0.01   $  (0.54)   $  (0.18)
                                    ========   ========   ========    ========
 Basic  Weighted
     Average Common Shares             5,531      5,427      5,714       5,410
                                    ========   ========   ========    ========
 Diluted Weighted
      Average Common Shares            5,531      5,557      5,714       5,410
                                    ========   ========   ========    ========


                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(UNAUDITED)  (IN THOUSANDS)

                                                              Six Months Ended
                                                            ----------------------
                                                            June 30,        July 3,
                                                              1997           1998
                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $ (3,110)      $   (947)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                  459            557
  Provision for doubtful receivables & other, net                326            512
  Equity in earnings of affiliate                                (52)           (77)

Changes in operating assets and liabilities:
  Accounts receivable                                          4,470         (1,432)
  Federal income tax refund receivable                            --          2,801
  Prepaid expenses and other                                  (2,416)           120
  Accounts payable and other liabilities                       1,865         (4,839)
  Income taxes payable                                          (111)            28
                                                            --------       --------
  Net cash provided by (used in) operating activities          1,431         (3,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (163)          (263)
  Capitalization of software development costs                  (166)            --
                                                            --------       --------
  Net cash used in investing activities                         (329)          (263)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Treasury Stock                                (2,977)            --
  Proceeds from issuance of common stock, net                     62             92
                                                            --------       --------
  Net cash provided by (used in) financing activities         (2,915)            92

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                            (1,813)        (3,448)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                         19,519         12,987
                                                            --------       --------
  End of period                                             $ 17,706       $  9,539
                                                            ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid for income taxes                                $     98       $     20
                                                            ========       ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  FLOW INFORMATION:
  Common stock issued as payment for accrued incentive      $     --       $    168
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

        The Company does not believe that this change has a material impact on the financial statements.

3.      Property and Equipment

        Property and equipment consist of the following (in thousands):

                                                        December 31,    July 3,
                                                            1997          1998
                                                        ------------    --------
Equipment                                                 $ 3,680       $ 3,737
Furniture and fixtures                                        662           718
Leasehold improvements                                        160           160
Capitalized software development costs                        902           902
                                                          -------       -------
                                                            5,404         5,517

Less: Accumulated depreciation and amortization            (2,988)       (3,295)
                                                          -------       -------
                                                          $ 2,416       $ 2,222
                                                          =======       =======

        PIA MERCHANDISING SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)

4.      Recent Accounting Pronouncements

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

        New Accounting Pronouncements -In the quarter ended April 3, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Any difference between comprehensive income (loss) and net income (loss) for the three months and six months ended July 3, 1998 was considered immaterial. For the fiscal year ending January 1, 1999, the Company will adopt SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not believe that the adoption of these pronouncements will have a material impact.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PIA Merchandising Services, Inc. (the "Company" or "PIA") provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser, chain, and discount drug stores. For the quarter ended July 3, 1998, compared to quarter ended June 30, 1997, the Company generated approximately 56% and 80% of its net revenues from manufacturer clients and 44% and 20% from retailer clients, respectively. For the six months ended July 3, 1998, compared to six months ended June 30, 1997, the Company generated approximately 60% and 85% of its net revenues from manufacturer clients and 40% and 15% from retailer clients, respectively.

The Company's profitability has been adversely affected by the loss of shared service accounts. The shared service business has historically required a significant fixed management and personnel infrastructure. Due in part to performance issues, industry consolidation and increased competition, the Company lost a number of shared service accounts in the last half of 1996, which continued into 1997 and 1998.

During 1998, the Company restructured its operations to address the significant fixed management infrastructure and rationalize the field organization. This restructure creates a flexible field deployment organization that allows the Company to react to fluctuations in business volume. The restructure resulted in a field organization that is aligned along functional lines of selling and execution. In addition, new scheduled deployment, labor tracking, and work generation systems now in place will continue to have a beneficial impact on managing the direct labor costs.

The Company has experienced an increase in the demand for dedicated client services, and has significantly increased business with two major customers. The net revenues associated with dedicated clients increased, as a percentage of overall net revenues, from 14.2% in the second quarter of 1997 to 37.5% in the second quarter of 1998. The net revenues associated with dedicated clients increased, as a percentage of overall net revenues, from 20.2% in the six months ended June 30, 1997 to 33.5% in the six months ended July 3, 1998. Contracts with these dedicated clients are expected to continue through out 1998 and beyond; however, revenue may not be at historical levels due to the changing mix of projects, store initiatives and the completion of some projects.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The amount of commissions earned by PIA under its commission-based contracts, typically averaging 13% to 17% of total net revenues, varies seasonally, and generally corresponds to the peak selling seasons of the clients that have entered into these types of contracts. Historically, the Company has recognized greater commission income in the second and fourth quarters. See "Risk Factors -- Uncertainty of Commission Income."

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 3, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET REVENUES

Net revenues for the quarter ended July 3, 1998 increased from the comparable period of 1997 due to an increase in dedicated client net revenues. For the second quarter of 1998, net revenues were $33.9 million compared to $31.6 million in the second quarter of 1997, a 7.3% increase.

The following table sets forth net revenues by client type as a percentage of net revenues for the periods indicated:

                                                    Three Months Ended
                                  ---------------------------------------------------
                                   June 30, 1997          July 3, 1998       Change
 (amounts in millions)             Amount      %          Amount      %        %
                                  -----------------      ----------------   ---------
Shared service and
  project client net revenues      $27.1       85.8%      $21.2       62.5%    (21.8)%

Dedicated client net revenues        4.5       14.2        12.7       37.5     182.2%
                                   -----      -----       -----      -----     -----
Net revenues                       $31.6      100.0%      $33.9      100.0%      7.3%
                                   =====      =====       =====      =====     =====


The Company's dedicated client net revenues have grown from $4.5 million in the second quarter of 1997 to $12.7 million in the second quarter of 1998, a 182.2% increase. This increase in dedicated client net revenues resulted from two major new clients. The increase in dedicated client net revenues for the second quarter of 1998 compared to 1997 resulted from an increase in revenue from two major new dedicated clients of $5.0 million, and an increase in revenue from existing dedicated clients of $3.2 million.

Shared service and project client net revenues have decreased from $27.1 million in the second quarter of 1997 to $21.2 million in the second quarter of 1998, a 21.8% decrease. Shared service and project client net revenues as a percentage of net revenues decreased as dedicated client net revenues continue to grow at a faster rate than the loss of shared service client revenue.

The decrease in shared service and project client account revenues for the second quarter of 1998 compared to 1997 resulted from an increase in revenue from new clients of $2.4 million, offset by a decrease in revenue from existing shared service and project client accounts of $4.2 million, and by a decrease in revenue of $4.1 million from clients no longer with the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING EXPENSES

The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:


                                                      Three Months Ended
                                   ------------------------------------------------------
 (amounts in millions)                     June 30, 1997         July 3, 1998      Change
                                          Amount      %        Amount      %          %
                                          ------     -----     -----      -----    -------
Field service costs                       $29.6      93.7%     $28.2      83.2%     (4.7)%
Selling expenses                            2.5       7.9        2.1       6.2     (16.0)
General and administrative expenses         2.2       7.0        3.4      10.0      54.5
Depreciation and amortization               0.3       0.9        0.3       0.9       0.0
                                          -----     -----      -----     -----      ----
  Total Operating Expenses                $34.6     109.5%     $34.0     100.1%     (1.7)%
                                          =====     =====      =====     =====      ====

For the second quarter of 1998, field service costs decreased $1.4 million, or 4.7%, to $28.2 million, as compared to $29.6 million in the second quarter of 1997. Field service costs are comprised principally of field labor and related costs and overhead expenses required to provide services to both shared and dedicated service clients.

As a percentage of net revenues, field service costs in the second quarter of 1998 decreased to 83.2% from 93.7% in the same period last year. The decrease in field service costs in the second quarter of 1998 is due primarily to a reduction of direct labor costs from a restructuring of the Company's operations, improvement of labor productivity, initial implementation of labor scheduling systems, reorganization of field divisions, and customer rationalization.

For the quarter ended July 3, 1998, selling expenses decreased $0.4 million, or 16.0%, to $2.1 million compared to $2.5 million in the same period last year. As a percentage of net revenues, selling expenses decreased to 6.2% in the second quarter of 1998, compared to 7.9% in the second quarter of 1997. This decrease in costs, both in dollars and as a percentage of net revenues, is a result of a reduction in salaries and related expenses.

General and administrative expenses increased 54.5% in the second quarter of 1998 to $3.4 million, compared to $2.2 million in the same period of 1997. The increase in general and administrative costs was due primarily to additional salaries and benefits resulting from increasing the financial, information systems and management infrastructure, and higher consulting costs necessary to implement the Company's restructure program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER INCOME

Interest income decreased in the second quarter of 1998, as compared to the second quarter of 1997, due to lower cash balances available for investment in 1998.

Equity in earnings of affiliate represents the Company's share of the earnings of Ameritel, Inc., a full service telemarketing company.

BENEFIT FROM INCOME TAXES

The income tax benefit of $0.8 million in the second quarter of 1997 represents an effective tax rate of 29.5%. There was no material income tax impact for the second quarter of 1998.

NET INCOME (LOSS)

The Company had net income of approximately $0.1 million in the second quarter of 1998 or $0.01 per basic and diluted share compared to a net loss of approximately $1.9 million, or $0.35 per basic and diluted share, in the second quarter of 1997. The income generated in the second quarter is primarily a result of a growth in dedicated client revenues, a reduction in field service costs from implementing the Company's restructure program, and a reduction in selling expenses partially offset by higher general and administrative costs from increasing the management infrastructure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

    SIX MONTHS ENDED JULY 3, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET REVENUES

Net revenues for the six months ended July 3, 1998 increased from the comparable period of 1997 due to an increase in dedicated client net revenues. For the first six months of 1998, net revenues were $68.7 million compared to $61.0 million in the first six months of 1997, a 12.6% increase.

The following table sets forth net revenues by client type as a percentage of net revenues for the periods indicated:

                                                 Six Months Ended
                                  -----------------------------------------------
                                  June 30, 1997         July 3, 1998       Change
 (amounts in millions)            Amount      %       Amount       %         %
                                  ------    ------    ------     ------    ------
Shared service and
  project client net revenues     $48.7      79.8%     $45.7      66.5%     (6.2)%
Dedicated client net revenues      12.3      20.2       23.0      33.5      87.0
                                  -----     -----      -----     -----      ----
Net revenues                      $61.0     100.0%     $68.7     100.0%     12.6%
                                  =====     =====      =====     =====      ====

The Company's dedicated client net revenues have grown from $12.3 million in the first six months of 1997 to $23.0 million in the first six months of 1998, an 87.0% increase. The increase in dedicated client net revenues for the first six months of 1998 compared to 1997 resulted from an increase in revenue from two major new clients of $9.7 million, and an increase in revenue from existing dedicated clients of $1.0 million.

Shared service and project client net revenues have decreased from $48.7 million in the first six months of 1997 to $45.7 million in the first six months of 1998, a 6.2% decrease. Shared service and project client net revenues as a percentage of net revenues decreased as dedicated client net revenues continue to grow at a faster rate than the loss of shared service client revenue.

The decrease in shared service and project client net revenues for the first six months of 1998 compared to 1997 resulted from an increase in revenue from new clients of $3.9 million, a decrease in revenue from existing shared service and project client accounts of $0.6 million, and a decrease in revenue of $6.3 million from clients no longer with the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING EXPENSES

The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                          Six Months Ended
                                         -------------------------------------------------
 (amounts in millions)                    June 30, 1997        July 3, 1998        Change
                                          Amount      %       Amount      %           %
                                          ------    -----     ------     -----     -------
Field service costs                       $56.0      91.8%     $58.0      84.4%      3.6
Selling expenses                            5.1       8.4        4.4       6.4     (13.7)
General and administrative expenses         4.7       7.7        7.0      10.2      48.9
Depreciation and amortization               0.4       0.7        0.5       0.7      25.0
                                          -----     -----      -----     -----      ----
  Total Operating Expenses                $66.2     108.6%     $69.9     101.7%      5.6%
                                          =====     =====      =====     =====      ====

For the first six months of 1998, field service costs increased $2.0 million, or 3.6%, to $58.0 million, as compared to $56.0 million for the first six months of 1997. Field service costs are comprised principally of field labor and related costs and overhead expenses required to provide services to both shared and dedicated service clients.

The increase in field service costs for the six months ended July 3, 1998 is due primarily to an increase in the volume of labor hours necessary to support the revenue growth offset by significant labor efficiency savings from utilizing the new deployment tracking systems.

For the six months ended July 3, 1998, selling expenses decreased $0.7 million, or 13.7%, to $4.4 million compared to $5.1 million in the same period last year. As a percentage of net revenues, selling expenses decreased to 6.4% in the first six months of 1998, compared to 8.4% in the first six months of 1997. This decrease in costs, both in dollars and as a percentage of net revenues, is a result of a reduction in salaries and related expenses.

General and administrative expenses increased 48.9% in the first six months of 1998 to $7.0 million, compared to $4.7 million in the same period of 1997. The increase in general and administrative costs was due primarily to additional salaries and benefits resulting from increasing the financial, information systems and management infrastructure, and higher consulting costs necessary to implement the Company's restructure program.

Depreciation and amortization expenses increased for the six months ended July 3, 1998, as compared to the same period of 1997, as a result of additional depreciation from completed software development in the third quarter ended September 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER INCOME

Interest income decreased in the first six months of 1998, as compared to the same period last year, due to lower cash balances available for investment in 1998.

Equity in earnings of affiliate represents the Company's share of the earnings of Ameritel, Inc., a full service telemarketing company.

BENEFIT FROM INCOME TAXES

The income tax benefit of $1.6 million for the six months ended June 30, 1997, represents an effective tax rate of 34.0%. There was no material income tax impact for the first six months of 1998.

NET INCOME (LOSS)

The Company incurred a net loss of approximately $0.9 million in the first six months of 1998, or $0.18 per basic and diluted share, compared to a net loss of approximately $3.1 million, or $0.54 per basic and diluted share, in the first six months of 1997. The current year's improved performance is due to new labor deployment systems and controls and a reduction in field service costs.

NEW FINANCIAL MODEL

The Company has developed a new financial model to assist in the understanding of the operating results and impact of various cost functions within the organization. This model follows more standard metrics and allows the Company to analyze and manage at the business unit level. The following table illustrates this financial model for the quarter and six month periods ended June 30, 1997 and July 3, 1998.

                                                     Three Months Ended                                  Six Months Ended
                                            ----------------------------------------     ----------------------------------------
(amounts in millions)                         JUNE 30, 1997          JULY 3, 1998         JUNE 30, 1997          JULY 3, 1998
                                              Amount     %           Amount      %        Amount      %          Amount        %
                                              ------     ----        ------    -----      -------    ----        ------      -----
Net revenues                                  $31.6      100%        $33.9     100%       $61.0      100%        $68.7      100%

Direct business unit field expense             24.2       76.6        23.9      70.5       45.1       73.9        49.5       72.1
                                               ----       ----        ----      ----       ----       ----        ----       ----
    Gross margin                                7.4       23.4        10.0      29.5       15.9       26.1        19.2       27.9

Overhead and allocated field expense            6.5       20.6         5.7      16.8       13.4       22.0        11.7       17.0
                                               ----       ----        ----      ----       ----       ----        ----       ----
    Business unit margin                        0.9        2.8         4.3      12.7        2.5        4.1         7.5       10.9

Selling, general and administrative expenses    3.6       11.3         4.1      12.1        7.3      (12.0)        8.2       11.9
                                               ----       ----        ----      ----       ----       ----        ----       ----

Earnings (loss) before interest, taxes,
  depreciation and amortization (EBITDA)      $(2.7)      (8.5%)     $ 0.2       0.6%     $(4.8)      (7.9%)     $(0.7)      (1.0%)
                                               ----       ----        ----      ----       ----       ----        ----       ----


Management expects to continue to review the business results on the basis of the comparable financial statement format contained in this Form 10-Q until the second quarter ending April 2, 1999, when comparisons can be made utilizing the new financial model.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

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

Cash and cash equivalents totaled $13.0 million at December 31, 1997 compared with $9.5 million at July 3, 1998. At December 31, 1997 and July 3, 1998 the Company had working capital of $15.9 million and $14.9 million, respectively, and current ratios of 1.9 and 2.2 respectively.

Net cash used in operating activities for the six months ended July 3, 1998 was $3.3 million, compared to cash provided by operating activities of $1.4 million for the comparable period in 1997. This use of cash for operating activities in 1998 resulted primarily from an increase in accounts receivables, a decrease in accounts payable and other liabilities, and a net operating loss offset by a decrease in Federal income tax refund receivable. The increase in accounts receivable during the six months ended July 3, 1998 was the result of an increase in net revenues. Net cash used in investing activities for the six months ended June 30, 1997 and July 3, 1998 was $0.3 million. Net cash generated by financing activities for the six month period ended July 3, 1998 was $0.1 million, compared to net cash used in financing activities for the six month period ended June 30, 1997 of $2.9 million. This net increase was the result of the repurchase of $3.0 million of Common Stock in the first six months of 1997.

The above activity resulted in a net decrease in cash and cash equivalents of $1.8 million for the six month period ended June 30, 1997, compared to a net decrease of $3.4 million for the comparable period in 1998.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

HISTORY OF LOSSES

During the years ended December 31, 1992, 1993, 1997, and the first quarter of 1998, the Company incurred significant losses and experienced substantial negative cash flow. The Company had net losses of $3.2 million, $2.6 million and $15.1 million for the years ended December 31, 1992, 1993 and 1997, respectively and a net loss of $0.9 million for the six months ended July 3, 1998. In 1992 and 1993, these losses resulted primarily from additional field service costs to provide shared service coverage in grocery stores for relatively few clients in newly opened regions during the Company's continuing national expansion in 1992 and 1993, and from the write-off of $1.7 million in goodwill in 1992.

In 1997, these losses resulted primarily from margin reductions due to the loss of shared service and project client accounts, and start up expenses on dedicated client services, inefficiencies in field labor execution, poor pricing decisions for some client contracts, and higher business unit overhead costs and the recognition of restructure charges and other charges. In addition, the Company incurred a net loss of $0.9 million for the first six months of 1998, compared to a net loss of $3.1 million in the first six months of 1997, and generated negative cash flow of $3.4 million in the first six months of 1998. There can be no assurance that the Company will not sustain further losses.

LOSS OF BUSINESS

PIA's business mix has changed during 1997 and the first six months of 1998. This change is due in part to performance issues, industry consolidation and increased competition. The Company has lost a substantial amount of shared service business over the last 18 months, and new revenue added has been at lower margins than the margins of the lost business. The Company has not engaged any sizable new shared business to offset this loss. The Company has historically required a significant fixed management and personnel infrastructure for shared services. Accordingly, the loss of shared service business, without offsetting gains or cost reductions, has a material adverse effect on the Company's results of operations.

INDUSTRY CONSOLIDATION; CONCENTRATED CLIENT BASE

The retail and manufacturing industries are undergoing a consolidation process that is resulting in fewer large retailers and suppliers. The Company's success is dependent in part upon its ability to maintain its existing clients and to obtain new clients. As a result of industry consolidation, the Company has lost certain clients, and this trend could continue to have a negative effect on the Company's client base and results of operations. The Company's ten largest clients generated approximately 69% and 78% of the Company's net revenues for the quarter ended June 30, 1997 and July 3, 1998, respectively. During the second quarter ended July 3, 1998, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than Eckerd Drug Stores, CVS Pharmacy Incorporated, and S.C. Johnson & Son, Inc., which accounted for 20%, 15% and 11% of net revenues, respectively.

For the six months ended June 30, 1997, and July 3, 1998 the Company's ten largest clients generated approximately 70% and 76%, respectively, of the Company's net revenue.

During the six months ended July 3, 1998, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than Eckerd Drug Stores and CVS Pharmacy Incorporated, which accounted for 17% and 14% of net revenues, respectively.

The majority of the Company's contracts with its clients for shared services have multi-year terms. PIA believes that the uncollectibility of amounts due from any of its large clients, a significant reduction in business from such clients, or the inability to attract new clients, could have a material adverse effect on the Company's results of operations.

UNCERTAINTY OF COMMISSION INCOME

Approximately 13% of the Company's net revenues for the quarter ended July 3, 1998 was earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Commissions paid to PIA under these contracts have had a significant effect on the Company's profitability in certain quarters. Under these contracts, the Company generally receives a draw on a monthly or quarterly basis, which is then applied against commissions earned. Adjustments are made on a monthly or quarterly basis upon receipt of reconciliations between commissions earned from the client and the draws previously received. The reconciliations typically result in commissions owed to the Company in excess of previous draws; however, the Company cannot predict with accuracy the level of its clients' commission-based sales. Accordingly, the amount of commissions in excess of or less than the draws previously received will fluctuate and can significantly affect the Company's operating results in any quarter. The Company has historically experienced consistent positive commission reconciliation income.

In addition, the amount of commissions earned by the Company under these contracts varies seasonally, and generally corresponds to the peak selling seasons of the clients who have entered into these types of contracts. Historically, the Company has recognized greater commission income in its second and fourth quarters due to the timing of such clients' sales.

PART II:  OTHER INFORMATION

Item 1: Legal Proceedings

        None

Item 2: Changes in Securities and Use of Proceeds

        Use of Proceeds - The Company received $26.5 million in net proceeds from its initial public offering in March 1996. The Company, as originally outlined in "Use of Proceeds" in its prospectus, has used approximately $14.0 million through the period ended July 3, 1998 for debt repayment, capital spending and working capital requirements. In addition, $3.0 million has been used to repurchase the Company's Common Stock.

Item 3: Defaults Upon Senior Securities

        None

Item 4: Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on May 12, 1998. The stockholders elected a Board of seven directors, approved amendments to the Company's 1995 Stock Option Plan, and ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors.

        Results of the voting in connection with each of the matters submitted to the stockholders were as follows:


        Board of Directors                  For                  Withheld
        ------------------------------------------------------------------------
        Patrick W. Collins               4,954,748                  98,099
        John A. Colwell                  4,006,081               1,046,766
        Joseph H. Coulombe               3,970,048               1,082,799
        Patrick C. Haden                 3,969,698               1,083,149
        J. Christopher Lewis             3,969,518               1,083,329
        Clinton E. Owens                 3,989,576               1,063,271
        Terry R. Peets                   4,954,748                  98,099

PART II:              OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders


                                                 For            Against      Abstain
                                               ---------       --------      --------
        Amend Company's 1995 Stock
           Option Plan                         3,833,458        304,326          300
        Ratification of the appointment
           of Deloitte & Touche LLP as
           independent auditors                5,045,756          3,450        3,641


Item 5: Other Information

        None

Item 6: Exhibits and Reports on Form 8-K

(a)            EXHIBITS.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

   10.2        1995 Stock Option Plan as amended (filed herein).

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

   10.5        Employment Agreement dated as of February 20, 1998 between the
               Company and Cathy L. Wood. (incorporated by reference to Exhibit
               10.5 to the Company's Form 10Q for the 1st Quarter ended April 3,
               1998)

   27.1        Financial Data Schedule


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


                                        PIA MERCHANDISING SERVICES, INC.
                                        (Registrant)


                                        By:  /s/   CATHY L. WOOD
                                           ----------------------------
                                           Cathy L. Wood
                                           Executive Vice President and
                                           Chief Financial Officer


                                        By:  /s/   DAVID J. FAULDS
                                           ----------------------------
                                           David J. Faulds
                                           Vice President
                                           Corporate Controller


Dated:  August 13, 1998

                                  EXHIBIT INDEX


Item 6: Exhibits and Reports on Form 8-K

(a) EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

   10.2        1995 Stock Option Plan as amended (filed herein).

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

   10.5        Employment Agreement dated as of February 20, 1998 between the
               Company and Cathy L. Wood. (incorporated by reference to Exhibit
               10.5 to the Company's Form 10Q for the 1st Quarter ended April 3,
               1998)

   27.1        Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     None