Form 10-Q
period 1998-10-02
PIA MERCHANDISING SERVICES INC
filed 1998-11-12
CIK 1004989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

              For the third quarterly period ended October 2, 1998




                        PIA MERCHANDISING SERVICES, INC.


               19900 MacArthur Blvd., Suite 900, Irvine, CA 92612

                  Registrant's telephone number: (949) 476-2200




                         Commission file number: 0-27824

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


  On November 6, 1998 there were 5,473,800 shares of Common Stock outstanding.

                        PIA Merchandising Services, Inc.

                                      Index

PART I:        FINANCIAL INFORMATION

Item 1:           Financial Statements

                  Condensed Consolidated Balance Sheets
                  As of December 31, 1997 and
                  October 2, 1998 (Unaudited).........................................3

                  Condensed Consolidated Statements of Operations
                  Three Months and Nine Months Ended
                  September 30, 1997 (Unaudited) and October 2, 1998
                   (Unaudited)........................................................4

                  Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1997 (Unaudited)
                  and October 2, 1998 (Unaudited).....................................5

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited)..............................................6

Item 2:           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................8

                  Risk Factors.......................................................16

PART II:       OTHER INFORMATION

Item 2:           Changes in Securities and Use of Proceeds..........................18

Item 6:           Exhibits and Reports on Form 8-K...................................19

SIGNATURES...........................................................................20

PART I: FINANCIAL INFORMATION
    Item 1: Financial Statements

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                           December 31,        October 2,
                                                               1997               1998
                                                           ------------        ----------
                                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                    $ 12,987           $ 10,067
Accounts receivable, net of allowance for doubtful
 accounts and other of $1,451 and $991 for 1997 and
 1998, respectively                                            16,053             14,707
Federal income tax refund receivable                            2,905                 --
Prepaid expenses and other current assets                         816                752
                                                             --------           --------
    TOTAL CURRENT ASSETS                                       32,761             25,526

PROPERTY AND EQUIPMENT, NET (NOTE 3)                            2,416              2,108
                                                             --------           --------

INVESTMENTS AND OTHER ASSETS:
Investment in affiliate                                           418                551
Other assets                                                      872                505
                                                             --------           --------
    TOTAL OTHER ASSETS                                          1,290              1,056
                                                             --------           --------

TOTAL ASSETS                                                 $ 36,467           $ 28,690
                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                             $  3,442           $  2,092
Other current liabilities                                      13,334              8,740
Income taxes payable                                               47                 20
                                                             --------           --------
    TOTAL CURRENT LIABILITIES                                  16,823             10,852

LONG-TERM LIABILITIES                                             966                211
                                                             --------           --------
    TOTAL LIABILITIES                                          17,789             11,063
                                                             --------           --------

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in-capital                    33,488             33,754
Retained earnings (accumulated deficit)                       (11,806)           (13,123)
Less:  Treasury stock                                          (3,004)            (3,004)
                                                             --------           --------
    TOTAL STOCKHOLDERS' EQUITY                                 18,678             17,627
                                                             --------           --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 36,467           $ 28,690
                                                             ========           ========


                            See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended                       Nine Months Ended
                                            --------------------------------        --------------------------------
                                            September 30,         October 2,        September 30,         October 2,
                                                1997                 1998               1997                 1998
                                            -------------         ----------        -------------         ----------
Net Revenues                                  $  33,995           $  29,836           $  94,994           $  98,520
                                              ---------           ---------           ---------           ---------

Operating Expenses:
    Field service costs                          31,534              26,151              87,541              84,195
    Selling expenses                              2,867               1,951               7,928               6,317
    General and administrative
      expenses                                    2,389               2,007               7,074               8,963
    Restructuring and other charges               5,420                  --               5,420                  --
    Depreciation and amortization                   263                 277                 722                 834
                                              ---------           ---------           ---------           ---------

      Total operating expenses                   42,473              30,386             108,685             100,309
                                              ---------           ---------           ---------           ---------

Operating Loss                                   (8,478)               (550)            (13,691)             (1,789)

Other Income:
    Interest income, net                            187                 136                 636                 375
    Equity in earnings of affiliate                  25                  56                  77                 133
                                              ---------           ---------           ---------           ---------

      Total other income                            212                 192                 713                 508
                                              ---------           ---------           ---------           ---------

Loss Before Benefit (Provision)
    For Income Taxes                             (8,266)               (358)            (12,978)             (1,281)

Benefit (Provision) For Income Taxes              2,811                 (12)              4,413                 (36)
                                              ---------           ---------           ---------           ---------

Net Loss                                      $  (5,455)          $    (370)          $  (8,565)          $  (1,317)
                                              =========           =========           =========           =========

Basic Earnings Per Share                      $   (1.01)          $   (0.07)          $   (1.53)          $   (0.24)
                                              =========           =========           =========           =========

Diluted Earnings Per Share                    $   (1.01)          $   (0.07)          $   (1.53)          $   (0.24)
                                              =========           =========           =========           =========
Basic Weighted
    Average Common Shares                         5,393               5,465               5,605               5,428
                                              =========           =========           =========           =========
Diluted Weighted
    Average Common Shares                         5,393               5,465               5,605               5,428
                                              =========           =========           =========           =========



                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(UNAUDITED)(IN THOUSANDS)

                                                                     Nine Months Ended
                                                              -------------------------------
                                                              September 30,        October 2,
                                                                  1997                1998
                                                              -------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $ (8,565)          $ (1,317)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                      722                834
  Provision for doubtful receivables and other, net                  694                173
  Equity in earnings of affiliate                                    (77)              (133)
  Restructuring and other charges                                  5,420                 --

Changes in operating assets and liabilities:
  Accounts receivable                                              4,965              1,285
  Federal income tax refund receivable                                --              2,801
  Prepaid expenses and other assets                               (5,264)               221
  Accounts payable and other liabilities                             118             (6,429)
  Income taxes payable                                              (111)               (27)
                                                                --------           --------

  Net cash used in operating activities                           (2,098)            (2,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                (358)              (426)
Capitalization of software development costs                        (294)                --
                                                                --------           --------
  Net cash used in investing activities                             (652)              (426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of treasury stock                                      (3,004)                --
Proceeds from issuance of common stock, net                           62                 98
                                                                --------           --------
  Net cash provided by (used in) financing activities             (2,942)                98

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                (5,692)            (2,920)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                             19,519             12,987
                                                                --------           --------

  End of period                                                 $ 13,827           $ 10,067
                                                                ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid for income taxes                                    $    104           $     87
                                                                ========           ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  FLOW INFORMATION:
  Common stock issued as payment for accrued incentive          $     --           $    168
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

        Certain amounts have been reclassified in the prior years' consolidated financial statements in order to conform to the current year's presentation.

2.      Change in Accounting Periods

        Effective January 1, 1998, the Company changed its accounting period for financial statement purposes from a calendar year to a 52/53-week fiscal year. Beginning with fiscal year 1998, the Company's fiscal year will end on the Friday closest to December 31. Interim fiscal quarters will end on the Friday closest to the calendar quarter end.

        The Company does not believe that this change has a material impact on the financial statements.

3.      Property and Equipment

        Property and equipment consist of the following (in thousands):

                                               December 31,   October 2,
                                                   1997          1998
                                               ------------   ----------
        Equipment                                 $ 3,680      $ 3,882
        Furniture and fixtures                        662          730
        Leasehold improvements                        160          165
        Capitalized software development costs        902          902
                                                  -------      -------
                                                    5,404        5,679
        Less: Accumulated depreciation
          and amortization                         (2,988)      (3,571)
                                                  -------      -------

                                                  $ 2,416      $ 2,108
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

        New Accounting Pronouncements -In the quarter ended April 3, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Any difference between comprehensive income (loss) and net income (loss) for the quarter and nine months ended October 2, 1998 was considered immaterial. For the fiscal year ending January 1, 1999, the Company will adopt SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not believe that the adoption of these pronouncements will have a material impact.

5.      New Revolving Credit Facility

        In October 1998 the Company secured a commitment for a revolving line of credit with a major financial institution subject to loan documentation for working capital and potential acquisitions. This commitment will allow maximum borrowings of $20 million with a minimum borrowing requirement of $2 million. The line of credit has a contractual period of three years and is limited to 80% of eligible accounts receivable. The agreement would require the Company to maintain customary financial and non-financial covenants.

6.      Restructuring And Other Charges

        During 1997, the Company experienced declining gross margins, and resultant operating losses, due to service performance issues and the loss of several shared clients. This decline in margins resulted in insufficient margin dollars to cover the overhead structure which had developed at the field level and in the general corporate area. In the quarter ended September 30, 1997, the Company addressed these conditions by restructuring its operations, focusing on a more disciplined and functional operational structure, and redirecting its technology strategies, resulting in a $5.4 million charge for restructuring and other charges.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PIA Merchandising Services, Inc. (the "Company" or "PIA") provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser, chain, and discount drug stores. For the quarter ended October 2, 1998, compared to the quarter ended September 30, 1997, the Company generated approximately 60% and 66% of its net revenues from manufacturer clients and 40% and 34% from retailer clients, respectively. For the nine months ended October 2, 1998, compared to nine months ended September 30, 1997, the Company generated approximately 60% and 79% of its net revenues from manufacturer clients and 40% and 21% from retailer clients, respectively.

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

The Company has experienced an increase in the demand for dedicated client services, and has significantly increased business with two major customers through the third quarter of 1998. The net revenues associated with dedicated clients increased, as a percentage of overall net revenues, from 27% in the third quarter of 1997 to 34% in the third quarter of 1998. The net revenues associated with dedicated clients increased, as a percentage of overall net revenues, from 24% in the nine months ended September 30, 1997 to 34% in the nine months ended October 2, 1998. Contracts with these dedicated clients are expected to continue throughout 1998 and beyond; however, revenue may not be at historical levels due to the changing mix of projects and store initiatives and the completion of a major project in the third quarter of 1998. The Company currently anticipates that revenue for the fourth quarter of 1998 will be lower than the third quarter of 1998 and the comparable prior year period, due to the scheduled completion of several projects, the annualized effect of business lost over the last 18 months and the impact of the Company's internal focus on restructuring operations for long-term growth and profitability.

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

RESULTS OF OPERATIONS

        THREE MONTHS ENDED OCTOBER 2, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET REVENUES

Net revenues for the quarter ended October 2, 1998 decreased from the comparable period of 1997 due principally to a decrease in shared service and project client net revenues. For the third quarter of 1998, net revenues were $29.8 million compared to $34.0 million in the third quarter of 1997, a 12.4% decrease.

The following table sets forth net revenues by client type as a percentage of net revenues for the periods indicated:

                                                          Three Months Ended
                                       ----------------------------------------------------
                                       September 30, 1997       October 2, 1998
                                       ------------------      ------------------    Change
    (amounts in millions)              Amount        %         Amount       %           %
                                       ------------------      -----------------     -------
   Shared service and
     project client net revenues        $25.0       73.5%      $19.6       65.8%     (21.6%)
   Dedicated client net revenues          9.0       26.5%       10.2       34.2%      13.3%
                                       ------------------      -----------------     -------

     Net Revenue                        $34.0      100.0%      $29.8      100.0%     (12.4%)
                                       ==================      =================     =======

The Company's dedicated client net revenues have grown from $9.0 million in the third quarter of 1997 to $10.2 million in the third quarter of 1998, a 13.3% increase. The increase in dedicated client net revenues for the third quarter of 1998 compared to 1997 resulted from an increase in revenue from existing dedicated clients.

Shared service and project client net revenues have decreased from $25.0 million in the third quarter of 1997 to $19.6 million in the third quarter of 1998, a 21.6% decrease. Shared service and project client net revenue as a percentage of net revenue decreased by 7.7%. Dedicated client net revenues, however, as a percentage of net revenue increased in the third quarter.

The decrease in shared service and project client net revenues for the third quarter of 1998 compared to 1997 resulted from an increase in revenue from new clients of $1.9 million, offset by a decrease in revenue from existing shared service and project client accounts of $1.4 million and by a decrease in revenue of $5.9 million from clients no longer with the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING EXPENSES

The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                              Three Months Ended
                                            -----------------------------------------------------
                                            September 30, 1997      October 2, 1998
                                            ------------------     ------------------     Change
   (amounts in millions)                    Amount       %         Amount       %           %
                                            ------------------     ------------------    --------
   Field service costs                      $31.5       92.6%      $26.1       87.6%      (17.1%)
   Selling expenses                           2.9        8.5%        2.0        6.7%      (31.0%)
   General & administrative expenses          2.4        7.1%        2.0        6.7%      (16.7%)
   Restructuring & other charges              5.4       15.9%       --          0.0%     (100.0%)
   Depreciation & amortization                0.3        0.9%        0.3        1.0%        0.0%
                                            ------------------     ------------------    --------

     Total Operating Expenses               $42.5      125.0%      $30.4      102.0%      (28.5%)
                                            ==================     =================      =======


For the third quarter of 1998, field service costs decreased $5.4 million, or 17.1%, to $26.1 million, as compared to $31.5 million in the third quarter of 1997. Field service costs are comprised principally of field labor and related costs and overhead expenses required to provide services to both shared and dedicated service clients.

As a percentage of net revenues, field service costs in the third quarter of 1998 decreased to 87.6% from 92.6% in the same period last year. The decrease in field service costs in the third quarter of 1998 was due primarily to a reduction of direct labor costs resulting from an improvement of labor productivity, initial implementation of labor scheduling systems, reorganization of field divisions, and client rationalization.

For the quarter ended October 2, 1998, selling expenses decreased $0.9 million, or 31.0%, to $2.0 million compared to $2.9 million in the same period last year. As a percentage of net revenues, selling expenses decreased to 6.7% in the third quarter of 1998, compared to 8.5% in the third quarter of 1997. This decrease in costs, both in dollars and as a percentage of net revenues, was a result of a reduction in salaries and related expenses and a reduction of the Company's doubtful account reserves. The Company reduced some of its doubtful account and other reserves due to the decline and improved aging of its receivable balances.

General and administrative expenses decreased 16.7% in the third quarter of 1998 to $2.0 million, compared to $2.4 million in the same period of 1997. The decrease in general and administrative costs was due primarily to the reversal of incentive liabilities recorded in the first two quarters of 1998. This decrease was partially offset by a charge for certain severance costs and by the cost of the Company's reorganization of its national field structure which cost $1.0 million in the third quarter of 1998.

In the quarter ended September 30, 1997, the Company undertook a restructuring of its operations, focusing on a more disciplined and functional operational structure, and redirecting its technology strategies. This resulted in a $5.4 million charge for restructuring and other charges, which included $3.3 million in restructuring charges and $2.1 million for other charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER INCOME

Interest income decreased in the third quarter of 1998, as compared to the third quarter of 1997, due to lower cash balances available for investment in 1998.

Equity in earnings of affiliate represents the Company's share of the earnings of Ameritel, Inc., a full service telemarketing company.

BENEFIT FROM INCOME TAXES

The income tax benefit of $2.8 million in the third quarter of 1997 represents an effective tax rate of 34.0%. There was no material income tax impact for the third quarter of 1998.

NET LOSS

The Company had a net loss of $0.4 million in the third quarter of 1998 or $0.07 per basic and diluted share compared to a net loss of approximately $5.5 million, or $1.01 per basic and diluted share, in the third quarter of 1997. The loss in the third quarter of 1998 was primarily a result of a reduction in shared service and project client net revenues offset by a reduction in field service costs and a reduction in selling and general and administrative costs.

RESULTS OF OPERATIONS

        NINE MONTHS ENDED OCTOBER 2, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET REVENUES

Net revenues for the nine months ended October 2, 1998 increased from the comparable period of 1997 primarily due to an increase in dedicated client net revenues. For the first nine months of 1998, net revenues were $98.5 million compared to $95.0 million in the first nine months of 1997, a 3.7% increase.

The following table sets forth net revenues by client type as a percentage of net revenues for the periods indicated:

                                                         Nine Months Ended
                                          ------------------------------------------------
                                          September 30, 1997   October 2, 1998
                                          ------------------   ---------------      Change
    (amounts in millions)                   Amount     %       Amount     %           %
                                          ------------------   ---------------      ------
    Shared service and
      project client net revenues           $ 72.1    75.9%    $ 65.4    66.4%      (9.3%)
    Dedicated client net revenues             22.9    24.1%      33.1    33.6%      44.5%
                                          ------------------   ---------------      ------

      Net Revenue                           $ 95.0   100.0%    $ 98.5   100.0%       3.7%
                                          ==================   ===============      ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company's dedicated client net revenues have grown from $22.9 million in the first nine months of 1997 to $33.1 million in the first nine months of 1998, a 44.5% increase. The increase in dedicated client net revenues for the first nine months of 1998 compared to 1997 resulted from an increase of $17.3 million in revenue from two major existing clients that became new clients late in the second quarter of 1997. This increase was offset by a $7.1 million decrease in dedicated client net revenues due to a major client transitioning from a dedicated to a shared service client in the second quarter of 1997.

Shared service and project client net revenues have decreased from $72.1 million in the first nine months of 1997 to $65.4 million in the first nine months of 1998, a 9.3% decrease. Shared service and project client net revenues as a percentage of net revenues decreased. Dedicated client net revenue, however, continued to increase as a percentage of net revenue in the first nine months of 1998.

The decrease in shared service and project client net revenues for the first nine months of 1998 compared to 1997 resulted from an increase in revenue from new clients of $5.4 million, an increase in revenue from existing shared service and project client accounts of $0.8 million and a decrease in revenue of $12.9 million from clients no longer with the Company.

OPERATING EXPENSES


The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                       Nine Months Ended
                                        -----------------------------------------------
                                        September 30, 1997   October 2, 1998
                                        ------------------   ---------------     Change
 (amounts in millions)                    Amount     %       Amount     %          %
                                        ------------------   ---------------     ------
 Field service costs                      $ 87.6    92.2%    $ 84.2    85.5%      (3.9%)
 Selling expenses                            7.9     8.3%       6.3     6.4%     (20.3%)
 General & administrative expenses           7.1     7.5%       9.0     9.1%      26.8%
 Restructuring & other charges               5.4     5.7%       -       0.0%    (100.0%)
 Depreciation & amortization                 0.7     0.7%       0.8     0.8%      14.3%
                                        ------------------   ---------------     ------

   Total Operating Expenses              $ 108.7   114.4%   $ 100.3   101.8%      (7.7%)
                                        ==================  ================     ======


For the first nine months of 1998, field service costs decreased $3.4 million, or 3.9%, to $84.2 million, as compared to $87.6 million for the first nine months of 1997. Field service costs are comprised principally of field labor and related costs and overhead expenses required to provide services to both shared and dedicated service clients.

As a percentage of net revenues, field service costs in the first nine months of 1998 decreased to 85.5% from 92.2% in the same period last year. The decrease in field service costs for the nine months ended October 2, 1998 was due primarily to significant labor efficiency savings from new labor deployment systems and controls and a decline in services due to a loss of some significant shared service and project clients.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the nine months ended October 2, 1998, selling expenses decreased $1.6 million, or 20.3%, to $6.3 million compared to $7.9 million in the same period last year. As a percentage of net revenues, selling expenses decreased to 6.4% in the first nine months of 1998, compared to 8.3% in the first nine months of 1997. This decrease in costs, both in dollars and as a percentage of net revenues, was a result of a reduction in salaries and related expenses and a reduction of the Company's doubtful account reserves. The Company reduced some of its doubtful account and other reserves due to the decline and improved aging of its receivable balances.

General and administrative expenses increased 26.8% in the first nine months of 1998 to $9.0 million, compared to $7.1 million in the same period of 1997. The increase in general and administrative costs was due primarily to additional salaries and benefits resulting from increasing the financial, information systems and management infrastructure, and the costs for the Company's reorganization of its national field structure of $1.3 million through the first nine months of 1998.

In the quarter ended September 30, 1997, the Company undertook a restructuring of its operations, focusing on a more disciplined and functional operational structure, and redirecting its technology strategies. This resulted in a $5.4 million charge for restructuring and other charges, which included $3.3 million in restructuring charges and $2.1 million for other charges.

Depreciation and amortization expenses increased 14.3% for the nine months ended October 2, 1998, as compared to the same period of 1997, as a result of additional depreciation from completed software development in the third quarter ended September 30, 1997.

OTHER INCOME

Interest income decreased in the first nine months of 1998, as compared to the same period last year, due to lower cash balances available for investment in 1998.

Equity in earnings of affiliate represents the Company's share of the earnings of Ameritel, Inc., a full service telemarketing company.

BENEFIT FROM INCOME TAXES

The income tax benefit of $4.4 million for the nine months ended September 30, 1997, represents an effective tax rate of 34.0%. There was no material income tax impact for the first nine months of 1998.

NET LOSS

The Company incurred a net loss of $1.3 million in the first nine months of 1998, or $0.24 per basic and diluted share, compared to a net loss of approximately $8.6 million, or $1.53 per basic and diluted share, in the first nine months of 1997. The current year's improved performance was due to labor efficiency savings from utilizing new labor systems and controls, a reduction in field service costs, and the $5.4 million in restructuring and other charges that affected last year's performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NEW FINANCIAL MODEL

The Company has developed a new financial model to assist in the understanding of the operating results and impact of various cost functions within the organization. This model follows more standard metrics and allows the Company to analyze and manage at the business unit level. The following table illustrates this financial model for the quarter and nine-month periods ended September 30, 1997 and October 2, 1998.

                                                       Three Months Ended                       Nine Months Ended
                                              -------------------------------------    -------------------------------------
                                              September 30, 1997    October 2, 1998    September 30, 1997    October 2, 1998
                                              ------------------    ---------------    ------------------    ---------------
(amounts in millions)                          Amount      %        Amount     %        Amount      %        Amount     %
                                              ------------------    ---------------    ------------------    ---------------
Net revenue                                     $34.0    100.0%     $29.8    100.0%     $ 95.0    100.0%     $98.5    100.0%

Direct business unit field expense               26.2     77.1%      22.2     74.5%       71.3     75.1%      71.7     72.8%
                                              ------------------    ---------------    ------------------    ---------------
    Gross Margin                                  7.8     22.9%       7.6     25.5%       23.7     24.9%      26.8     27.2%

Overhead and Allocated Field Expense              6.1     17.9%       4.9     16.4%       18.7     19.7%      16.0     16.2%
                                              ------------------    ---------------    ------------------    ---------------
    Business Unit Margin                          1.7      5.0%       2.7      9.1%        5.0      5.2%      10.8     11.0%

Selling, General & Administrative Expenses        4.5     13.2%       3.0     10.1%       12.5     13.1%      11.7     11.9%
Restructuring & other charges                     5.4     15.9%      --        0.0%        5.4      5.7%      --        0.0%
                                              ------------------    ---------------    ------------------    ---------------
Earnings (loss) before interest, taxes,
  depreciation and amortization (EBITDA)        $(8.2)   (24.1%)    $(0.3)    (1.0%)    $(12.9)   (13.6%)    $(0.9)    (0.9%)
                                              ==================    ===============    ==================    ===============


Management expects to continue to review the business results on the basis of the comparable financial statement format contained in this Form 10-Q until the second quarter ending April 2, 1999, when comparisons can be made utilizing the new financial model.

Certain amounts within the new financial model have been reclassified in prior periods in order to conform to the current period's presentation.

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

Cash and cash equivalents totaled $13.0 million at December 31, 1997 compared with $10.1 million at October 2, 1998. At December 31, 1997 and October 2, 1998 the Company had working capital of $15.9 million and $14.7 million, respectively, and current ratios of 1.9 and 2.4 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash used in operating activities for the nine months ended October 2, 1998 was $2.6 million, compared with $2.1 million for the comparable period in 1997. This use of cash for operating activities in 1998 resulted primarily from a decrease in accounts payable and other liabilities, and a net operating loss offset by a decrease in Federal income tax refund receivable and accounts receivable. Net cash used in investing activities for the nine months ended September 30, 1997 and October 2, 1998 was $0.7 million and $0.4 million, respectively. Net cash generated by financing activities for the nine month period ended October 2, 1998 was $0.1 million, compared to net cash used in financing activities for the nine month period ended September 30, 1997 of $2.9 million. This net increase was the result of the Company repurchasing its Common Stock for $3.0 million in the first nine months of 1997.

The above activity resulted in a net decrease in cash and cash equivalents of $5.7 million for the nine month period ended September 30, 1997, compared to a net decrease of $2.9 million for the comparable period in 1998. Cash and cash equivalents and the timely collection of its receivables provide the Company's current liquidity.

In October 1998 the Company secured a commitment for a revolving line of credit with a major financial institution subject to loan documentation. This commitment will allow maximum borrowing of $20.0 million and will require the Company to borrow and maintain a minimum balance of $2.0 million. The three-year credit facility will be used for working capital purposes and potential acquisitions.

The Company had a $1.3 million loss and experienced a decrease in cash and cash equivalents of $2.9 million for the nine months ended October 2, 1998. However, with the addition of a revolving line of credit, the timely collection of receivables, and the Company's positive working capital position, Management believes the funding of operations over the next twelve months will be sufficient.

YEAR 2000 SOFTWARE COSTS

The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issues and has developed an implementation plan to resolve these issues. The Company has incurred approximately $27 thousand in the first nine months of 1998 for software upgrades for Year 2000 compliance. The Company believes it will incur another $12 thousand for other upgrades within the next two quarters, and expects all necessary systems to be in compliance by the end of the first quarter of 1999. The Company does not have any contingency plan, nor does the Company foresee the need to create one. The Company considers the impact of Year 2000 compliance to be insignificant and will not have a material adverse effect on the Company's operating results.

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

ITEM 2: RISK FACTORS

It is recommended that this Form 10-Q be read in conjunction with the Company's 1997 Annual Report on Form 10-K. The following risk factors should also be carefully reviewed in addition to the other information contained in this Form 10-Q.

HISTORY OF LOSSES

During the years ended December 31, 1992, 1993, 1997, and the first nine months of 1998, the Company incurred significant losses and experienced substantial negative cash flow. The Company had net losses of $3.2 million, $2.6 million and $15.1 million for the years ended December 31, 1992, 1993 and 1997, respectively and a net loss of $1.3 million for the nine months ended October 2, 1998. In 1992 and 1993, these losses resulted primarily from additional field service costs to provide shared service coverage in grocery stores for relatively few clients in newly opened regions during the Company's continuing national expansion in 1992 and 1993, and from the write-off of $1.7 million in goodwill in 1992.

In 1997, these losses resulted primarily from margin reductions due to the loss of shared service and project client accounts, and start up expenses on dedicated client services, inefficiencies in field labor execution, poor pricing decisions for some client contracts, and higher business unit overhead costs and the recognition of restructuring and other charges. In addition, the Company incurred a net loss of $1.3 million for the first nine months of 1998, compared to a net loss of $8.6 million in the first nine months of 1997, and generated negative cash flow of $2.9 million in the first nine months of 1998. There can be no assurance that the Company will not sustain further losses.

LOSS OF BUSINESS

PIA's business mix has changed during 1997 and the first nine months of 1998. This change was due in part to performance issues, industry consolidation and increased competition. The Company has lost a substantial amount of shared service business over the last 18 months. The Company has not engaged any sizable new shared business to offset this loss. The Company has historically required a significant fixed management and personnel infrastructure for shared services. Accordingly, the loss of shared service business, without offsetting gains or cost reductions, has a material adverse effect on the Company's results of operations.

INDUSTRY CONSOLIDATION; CONCENTRATED CLIENT BASE

The retail and manufacturing industries are undergoing a consolidation process that is resulting in fewer large retailers and suppliers. The Company's success is dependent in part upon its ability to maintain its existing clients and to obtain new clients. As a result of industry consolidation, the Company has lost certain clients, and this trend could continue to have a negative effect on the Company's client base and results of operations. The Company's ten largest clients generated approximately 70% and 81% of the Company's net revenues for the quarter ended September 30, 1997 and October 2, 1998, respectively. During the third quarter ended October 2, 1998, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than CVS Pharmacy Incorporated, Eckerd Drug Stores, and Buena Vista Home Video, Inc., which accounted for 17%, 15% and 11% of net revenues, respectively.

For the nine months ended September 30, 1997, and October 2, 1998 the Company's ten largest clients generated approximately 70% and 76%, respectively, of the Company's net revenue. During the nine months ended October 2, 1998, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than Eckerd Drug Stores, CVS Pharmacy Incorporated and Buena Vista Home Video, Inc., which accounted for 16%, 15%, and 10% of net revenues, respectively.

The majority of the Company's contracts with its clients for shared services have multi-year terms. PIA believes that the uncollectibility of amounts due from any of its large clients, a significant reduction in business from such clients, or the inability to attract new clients, could have a material adverse effect on the Company's results of operations.

UNCERTAINTY OF COMMISSION INCOME

Approximately 14% of the Company's net revenues for the quarter ended October 2, 1998 were earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Commissions paid to PIA under these contracts have had a significant effect on the Company's profitability in certain quarters. Under these contracts, the Company generally receives a draw on a monthly or quarterly basis, which is then applied against commissions earned. Adjustments are made on a monthly or quarterly basis upon receipt of reconciliations between commissions earned from the client and the draws previously received. The reconciliations typically result in commissions owed to the Company in excess of previous draws; however, the Company cannot predict with accuracy the level of its clients' commission-based sales. Accordingly, the amount of commissions in excess of or less than the draws previously received will fluctuate and can significantly affect the Company's operating results in any quarter. The Company has historically experienced consistent positive commission reconciliation income.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

               None

Item 2: Changes in Securities and Use of Proceeds

               Use of Proceeds - The Company received $26.5 million in net proceeds from its initial public offering in March 1996. The Company, as originally outlined in "Use of Proceeds" in its prospectus, has used approximately $13.5 million through the period ended October 2, 1998 for debt repayment, capital spending and working capital requirements. In addition, $3.0 million has been used to repurchase the Company's Common Stock.

Item 3: Defaults upon Senior Securities

               None

Item 4: Submission of Matters to a Vote of Security Holders

               None

Item 5: Other Information

               None

PART II: OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(A)            EXHIBITS.

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

   3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-80429).

   3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-80429).

   4.1 Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding Corporation, RVM/PIA, a California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverein (incorporated by reference to Exhibit
               4.2 to the Company's Registration Statement on Form S-1, No. 33-80429).

  10.1 1990 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 33-80429).

  10.2         1995 Stock Option Plan as amended (incorporated by reference to
               Exhibit 10.2 to the Company's Form 10-Q for the 2nd Quarter ended July 3, 1998).

  10.3 1995 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 33-80429).

  10.4 Employment Agreement dated as of June 25, 1997 between the Company and Terry R. Peets (incorporated by reference to Exhibit
               10.5 to the Company's Form 10-Q for the 2nd Quarter ended June 30, 1997).

  10.5 Severance Agreement dated as of February 20, 1998 between the Company and Cathy L. Wood (incorporated by reference to Exhibit
               10.5 to the Company's Form 10-Q for the 1st Quarter ended April 3, 1998).

  10.6 Severance Agreement dated as of August 10, 1998 between the Company and Clinton E. Owens (filed herein).

  27.1         Financial Data Schedule.


(B)            REPORTS ON FORM 8-K.

                       None

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


Dated:  November 11, 1998

                                 EXHIBIT INDEX



  EXHIBIT
  NUMBER       DESCRIPTION
  ------       -----------

   3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-80429).

   3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-80429).

   4.1 Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding Corporation, RVM/PIA, a California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverein (incorporated by reference to Exhibit
               4.2 to the Company's Registration Statement on Form S-1, No. 33-80429).

  10.1 1990 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, No. 33-80429).

  10.2         1995 Stock Option Plan as amended (incorporated by reference to
               Exhibit 10.2 to the Company's Form 10-Q for the 2nd Quarter ended July 3, 1998).

  10.3 1995 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, No. 33-80429).

  10.4 Employment Agreement dated as of June 25, 1997 between the Company and Terry R. Peets (incorporated by reference to Exhibit
               10.5 to the Company's Form 10-Q for the 2nd Quarter ended June 30, 1997).

  10.5 Severance Agreement dated as of February 20, 1998 between the Company and Cathy L. Wood (incorporated by reference to Exhibit
               10.5 to the Company's Form 10-Q for the 1st Quarter ended April 3, 1998).

  10.6 Severance Agreement dated as of August 10, 1998 between the Company and Clinton E. Owens (filed herein).

  27.1         Financial Data Schedule.