Form 10-K
period 1999-01-01
PIA MERCHANDISING SERVICES INC
filed 1999-03-31
CIK 1004989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                           ANNUAL REPORT ON FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended January 1, 1999

                         Commission file number 0-27824

                        PIA MERCHANDISING SERVICES, INC.


           Delaware                                      33-0684451
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                19900 MACARTHUR BLVD, SUITE 900, IRVINE, CA 92612

       Registrant's telephone number, including area code: (949) 476-2200

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 19, 1999, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $10,723,899.

        The number of shares of the Registrant's Common Stock outstanding as of March 19, 1999 was 5,477,846 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of January 1, 1999 in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                        PIA MERCHANDISING SERVICES, INC.

                           ANNUAL REPORT ON FORM 10-K


                                      INDEX

                                     PART I

                                                                                  PAGE
 Item 1.   Business                                                                  3
 Item 2.   Properties                                                               15
 Item 3.   Legal and Administrative Proceedings                                     15
 Item 4.   Submission of Matters to a Vote of Security Holders                      15

                                   PART II

 Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters    16
 Item 6.   Selected Consolidated Financial Data                                     17
 Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    18
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk               25
 Item 8.   Financial Statements and Supplementary Data                              25
 Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                     25

                                  PART III

 Item 10.  Directors and Executive Officers of the Registrant                       26
 Item 11.  Executive Compensation                                                   26
 Item 12.  Security Ownership of Certain Beneficial Owners and Management           26
 Item 13.  Certain Relationships and Related Transactions                           26

                                   PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K          26
           Signatures                                                               28

                                     PART I

        THIS ANNUAL REPORT ON FORM 10-K INCLUDES " FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT INCLUDING, IN PARTICULAR, THE STATEMENTS ABOUT PIA'S PLANS AND STRATEGIES UNDER THE HEADINGS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." ALTHOUGH PIA BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT ASSURE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K ARE SET FORTH UNDER THE HEADING "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO PIA OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED BY THE CAUTIONARY STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON
FORM 10-K.

        SEE THE GLOSSARY AT PAGE 13 FOR A DESCRIPTION OF CERTAIN TERMS THAT ARE USED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K.

ITEM 1.  BUSINESS

GENERAL

        PIA Merchandising Services, Inc. ("PIA" or the "Company") is a supplier of in-store merchandising and sales services in the United States and Canada. The Company provides these services primarily on behalf of consumer product manufacturers, consumer service companies and retailers at approximately 17,000 retail grocery stores, 6,000 mass merchandiser and 8,800 drug stores.

        The Company currently provides three principal types of services: shared services, where an associate represents multiple clients; dedicated services, where associates work for one specific client; and project services, where associates perform specified in-store activities.

      Shared services consist of regularly scheduled, routed merchandising services provided at the stores for multiple manufacturers, primarily under multi-year contracts. Shared services may include activities such as: ensuring that client's products authorized for distribution are in stock and on the shelf, adding in new products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of clients' products and selling new product and promotional items.

      In 1998, PIA developed a new strategy for routed merchandising services. The stores are selected for routed merchandising services based on two sets of criteria. The first is the store's weekly All Commodity Volume ("ACV"). The higher the sales volume of a store, the greater the need for merchandising services and more frequent visits to the store are required. The second criterion is based on retailer discipline. This is a subjective determination and therefore based on retail conditions, schematic discipline and competitive activity. This new market strategy provides our clients with an added focused approach to meeting their merchandising needs.

        Dedicated services generally consist of merchandising services as described above except that dedicated services are performed for a specific retailer or manufacturer by a dedicated organization. The merchandisers and management team work exclusively for that retailer or manufacturer. These services are normally provided under multi-year contracts.

      For both shared service clients and dedicated service clients, the Company also performs project services. Project services consist primarily of specific in-store services initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services typically are used for large-scale implementations over 30 days. The Company also performs other project services, such as new store sets and existing store resets, re-merchandising, remodels and category implementations, under shared service contracts or stand-alone project contracts.

        As part of its shared and dedicated services, PIA also collects and provides to certain clients a variety of merchandising data that is category, product and store specific.

        PIA, organized in 1943, initially provided merchandising services in grocery retail chains on behalf of manufacturers. In mid-1988, it was determined that a national merchandising company could capitalize on developments within the retail grocery industry by providing merchandising services to a variety of manufacturers in the industry. Until 1989, the Company operated exclusively in grocery retail chains in California and Arizona. In 1990, PIA implemented a national expansion strategy to cover the grocery trade. In 1993, the Company expanded to address additional retail channels, including mass merchandiser, chain drug and discount drug stores. In 1994, PIA began offering dedicated services to retailers and manufacturers. In 1997, the Company established a corporate and division infrastructure for its project services business. The Company currently performs its services primarily on behalf of approximately 805 consumer product manufacturers.

INDUSTRY OVERVIEW

        A number of trends have impacted the retail industry and have created a demand for providers of third party merchandising services such as those offered by the Company.

SHIFT OF MERCHANDISING SERVICES

        Historically, employees of retailers, consumer product manufacturers and food brokers principally performed merchandising functions. Retailers staffed their stores as needed to ensure in-stock conditions, the placement of new items on shelves, and the maintenance of shelf schematics to approved standards. Manufacturers typically deployed their own sales people in an effort to ensure that their products were in distribution and properly positioned on the shelves. However, the primary function of these sales people was to sell the manufacturers' products and promotions, and not to perform significant in-store services at the shelf level. In addition, food brokers performed retail merchandise services on behalf of the manufacturer in conjunction with their sales efforts. Brokers also often performed work at the shelf level at the request of the retailer and their principal client, the manufacturer.

        The average grocery store carries approximately 22,000 items. In an effort to maintain or improve their margins, grocery retailers have broadened their product offerings and services from traditional grocery, household and health and beauty care products to include new product categories such as general merchandise and service departments such as bakery, deli and prepared fast foods. The Company believes that, as a result, these retailers have shifted employee hours away from the traditional maintenance of packaged goods in order to support these new categories and service departments. The Company further believes retailers have converted many hours of basic merchandising work from full-time professionals to part-time labor, who are generally less skilled and trained. These trends have caused poorer shelf conditions and an increasing number of out-of-stock items, resulting in lost sales. As a result, retailers are increasingly relying on manufacturers and food brokers, among others, to support their in-store needs such as new store sets and existing store resets, re-merchandising, remodels and category implementations. Initially, manufacturers deployed their sales professionals to perform these retailer-mandated services. However, manufacturers found the deployment of sales professionals to perform retail-merchandising services were expensive and not an effective use of their resources. As manufacturers' costs to perform these services grew and shelf integrity declined, manufacturers began to outsource these merchandising activities to third parties such as the Company.

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

RETAILER CONSOLIDATION

        As retailer-mandated activities have continued to increase in both number and type, with a corresponding increase in the amount of labor required to complete them, manufacturers have increased their use of third party suppliers. For example, additional category implementation activities are required to effect retailers' in-store schematics. Schematics are changing more frequently as the result of a growing number of new product introductions each year. Retailers continue to require numerous resets, re-merchandising, and remodels in response to the increasing number of changes in the product mix. PIA estimates that these activities have doubled over the last five years, so that most stores are currently re-merchandised or remodeled every 24 months. In certain areas of the country and with certain retailers, these activities are conducted annually.

INCREASE IN MERCHANDISING SERVICES REQUIRED IN OTHER RETAIL CHANNELS

        Unlike the merchandising services performed for grocery retailers, work performed by manufacturers in mass merchandiser, chain drug and other retail formats has historically been much less demanding. In these retail channels, retailers performed most of their own merchandising work. However, the Company believes that as these retailers become more competitive, they are attempting to maintain their margins by requesting more support from the manufacturer community to provide merchandising services similar to those provided to the grocery retailers. These retailers have become increasingly important to manufacturers, causing manufacturers to provide greater retail focus and support to ensure out-of-stock conditions are reduced, authorized items are available, and general product conditions are good. Manufacturers have become particularly sensitive to the requirements of seasonal and promotional activities, which require rapid and effective in-store support in order to maximize sales.

INCREASE IN USE OF INFORMATION TECHNOLOGIES

        Information technology is playing an increasingly important role in the retail industry, particularly in light of industry initiatives towards efficient consumer response ("ECR") and category management. Retailers and manufacturers have expanded their use of information technology to manage product distribution in stores, item placements on the shelves, and off-shelf displays. In particular, retailers and manufacturers are increasingly looking for causal data (e.g., display, pricing and product adjacency information) that is category and store specific. Both retailers and manufacturers use this information to make decisions regarding ECR category management, shelf management, and new product promotion plans. It also gives retailers the ability to tailor their stores to regional demographics.

BUSINESS STRATEGY

        PIA believes the increasing demand for national solutions to manufacturers' diverse merchandising requirements, together with the consolidation of the retail industry, has increased the growth of outsourcing. The increase in required merchandising services, and the increased use of information technology, will foster the growth of those companies that can provide these solutions, have the flexibility to respond to the changing retail environment and have the financial resources to provide rapid deployment of merchandising resources. The Company has developed a strategy it believes will address these industry trends. The major components of PIA's strategy are as follows:

      POSITION THE COMPANY AS A NATIONAL, FULL SERVICE RETAIL SOLUTIONS COMPANY

        PIA's objective is to strengthen its position as a leading national supplier of retail solutions by expanding the services it will offer including category management, data gathering, interpretation and management, to both its existing and prospective manufacturer clients and its newer and prospective retailer clients, and to offer its existing and newer services in additional retail channels.

      SERVE EMERGING DEMAND FOR DEDICATED SERVICES

        PIA believes certain retailers and manufacturers will increasingly prefer merchandising service on a dedicated basis, and the significant size of such contracts requires substantial financial, recruitment, deployment, reporting and management capabilities. The Company believes it is positioned well to serve this emerging need for dedicated services.

      INCREASE THE COMPANY'S UTILIZATION OF INFORMATION TECHNOLOGY

        The Company has been focusing Information Technology resources on applications, which help improve productivity of field merchandisers. PIA believes a commitment to technology will provide a long term competitive advantage. The Company believes the technology it develops will present increased opportunities for PIA on project specific requests from manufacturers. PIA also expects to use technology to expand its informational services and consulting capabilities. Additionally, the Company will continue to provide its proprietary software program, Merchandisers Toolbox, to certain retailers. This program is designed to manage the deployment of manufacturer supplied labor, to measure their performance against the retailers' in-store plans and to develop databases that include a "blueprint" of a store by category. The Company also expects its key account managers will continue to use various shelf technology programs, which the Company licenses from A.C. Nielsen, IRI and Intactix.

DESCRIPTION OF SERVICES

        The Company provides a broad array of merchandising services on a national, regional and local basis to manufacturers and retailers. PIA believes its full-line capability of developing plans at one centralized headquarters location, executing chain wide, fully integrated national solutions and implementing rapid, coordinated responses to needs on a real time basis differentiates the Company from its competitors. The Company also believes its centralized decision-making ability, local follow-through, ability to recruit, train and supervise merchandisers, ability to perform large-scale initiatives on short notice and strong retailer relationships provide it with a competitive advantage over local, regional or retailer specific competitors.

        The Company provides its merchandising and sales services primarily on behalf of consumer product manufacturers at approximately 17,000 retail grocery, 6,000 mass merchandiser and 8,800 drug stores. PIA currently provides three principal types of merchandising and sales services: shared services, dedicated services and project services.

      SHARED SERVICES

        Shared services consist of regularly scheduled, routed merchandising services provided at the store level for manufacturers. PIA's shared services are performed for multiple manufacturers including, in some cases, manufacturers whose products are in the same product category. Shared services may include activities such as:

        - Ensuring that client's products authorized for distribution are in stock and on the shelf

        - Adding in new products that are approved for distribution but not present on the shelf

        - Setting category shelves in accordance with approved store schematics

        -   Ensuring that shelf tags are in place

        -   Checking for the overall salability of clients' products and

        -   Selling new product and promotional items.

The Company's shared services are performed principally by full-time retail sales merchandisers, retail sales specialists and key account managers, along with district and division manager supervision.

      RETAIL SALES MERCHANDISERS

      PIA's retail sales merchandisers ("RSM") perform shared service coverage at the store level. These services include a review of the retailer's shelves and the appropriate store (or chain) prepared shelf schematic to ensure all clients' approved products are available for sale in the store, that such products have the approved shelf placement and number of facings (the horizontal and vertical space occupied by a package front) on the shelf, and the approved shelf tag is in position. If a product is not in distribution, the RSM adds the product to the shelf if it is available in the store's product storage area. If a product is unavailable, the RSM prepares a place on the shelf for this product and a shelf tag. The presence of a shelf tag is critical to a store's ability to reorder an individual stock-keeping unit ("SKU") from the distribution center. The RSM checks for the presence of and replaces, if necessary, the shelf tags for all client SKUs. The RSM also reviews all SKUs for product freshness, if appropriate, and for general salability.

      KEY ACCOUNT MANAGERS

      On behalf of its manufacturer clients, PIA selectively deploys key account managers ("KAMs") inside of the major retail chains. These KAMs, assigned exclusively to a single retailer, work with that retailer's headquarters staff in the execution of category management initiatives and in the development and implementation of shelf schematics. The KAMs provide both the manufacturer and PIA with a headquarters' perspective of the retailer and its primary objectives at the store level. The KAMs work with manufacturer clients to develop and achieve their merchandising goals, including those related to product distribution, shelf placement, the number of facings for particular products, and product adjacencies. The KAMs also work with manufacturer clients to gain retailer authorization for new products and approval of new category schematics that are compatible with the retailer's own category management strategies. PIA generally attempts to position its KAMs within the retailer's organization in a leadership capacity, both in category management and vendor deployment activities. The KAMs typically are placed within the retailer's shelf technology department and are equipped with the specific shelf technology software utilized by the retailer. The KAMs work with the retailer in the development of new shelf schematics, category layouts and, in some cases, total store space plans. The Company is also training its KAMs in category management in order to provide further value to both the Companies' manufacturer clients and to the retailer.

      DEDICATED SERVICES

        Dedicated services consist of merchandising services, generally as described above, that are performed for a specific retailer or manufacturer by a dedicated organization, including a management team, working exclusively for that retailer or manufacturer. These services provided are primarily based on agreed hourly rates and fixed management fees under multi-year contracts.

      The Company believes it pioneered the concept of dedicated service in 1994 with a program designed for Thrifty-PayLess Drug Stores. The program covered 995 stores, and PIA was responsible for implementing product selection changes and resetting all categories to meet Thrifty-PayLess' category management plans. In implementing the program, PIA was able to ensure placement of new products on the shelf within five days of availability and completed section changes within ten days. In 1996, Rite Aid acquired Thrifty-PayLess and the contract was not renewed beyond December 1996.

      In 1997, PIA started a dedicated program with CVS/Revco to convert Revco stores to the CVS format. The conversion project was a total re-merchandising of all Revco stores to the new CVS format. PIA moved gondolas, built new gondolas, and installed new fixtures and re-planogramed all categories to the CVS conversion plan. In 1999, PIA will be responsible for new store set ups and special projects for CVS/Revco in the state of Ohio.

      The Company has not expanded the dedicated service concept during fiscal year 1998. Net revenues have decreased from 34.6% in 1997 to 31.9% in 1998, primarily due to project completions of the CVS/Revco conversions.

      PROJECT SERVICES

        Project services consist primarily of specific in-store services initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services are used typically for large-scale implementations over 30 days. The Company also performs other project services, such as new store sets and existing store resets, re-merchandising, remodels and category implementations, under shared service contracts or stand-alone project contracts.

RELATED SERVICES

INFORMATION TECHNOLOGY SERVICES

        PIA has been focusing information systems resources on applications, which help improve productivity of field merchandisers. The Labor Tracking System ("LTS") was introduced to PIA's 12 service centers in 1998. This proprietary application records actual time spent on each work initiative. The benefits of the system include real-time reporting, improved client billing, and more efficient management of the field labor.

      In August 1998, the Work Generator System was implemented. This system schedules shared services and project work from a central system. It reduces the travel time by coordinating shared service work with project work. The system provides associates with a daily schedule of work assignments and expected completion times.

      In September 1998, the Company began using Symbol scanners to capture inventory and returned inventory data for Buena Vista Home Entertainment ("BVHE"). BVHE retrieves the scanner information daily via the Internet from PIA's server. This information is used for daily updates to BVHE's vendor managed inventory system.

      PIA also expanded the use of its Interactive Voice Response ("IVR") system. Hourly status updates can now be provided to clients on critical new item launches, such as BVHE's video releases. The IVR system can process 2,500 calls per day. This gives the Company the ability to give clients up-to-the-minute status on any work that uses the IVR system.

TELEMARKETING SERVICES

       PIA owns 20% of Ameritel, Inc., a company that performs inbound and outbound telemarketing services, including those on behalf of certain of PIA's manufacturer clients. Ameritel provides telemarketing sales services for manufacturers that sell directly into smaller, independent retail stores. The Company believes that its affiliation with Ameritel provides an additional merchandising solution for some packaged product manufacturers and retailer clients.
      The Company, in conjunction with Ameritel, developed an automated interface between the Ameritel Vantive system and the LTS. PIA associates now telephone work assignment completion information to Ameritel. PIA associates are able to report hours, mileage, and other completion information for each work assignment on a daily basis. The information is used to update the LTS the next day. This provides the 12 service centers with daily, detailed tracking of work completion.

RETAIL AND SECONDARY HEADQUARTERS SELLING SERVICES

      The Company deploys retail sales specialists ("RSS") to provide product selling support for certain manufacturers at the retail store and secondary retailer's headquarters buying offices. These services are performed principally for manufacturers that choose to outsource their sales function for calls on wholesaler-supplied individual stores or small chains. Sales services performed by the RSS's include product sales, selling point of sale promotions, discount and allowance programs and shelf merchandising plans.

SALES AND MARKETING

        The Company's sales efforts are structured to develop new business in national and local markets. At the national level, PIA's corporate business development team directs its efforts toward the senior management of prospective clients. At the regional level, sales efforts are principally guided through PIA's 12 service center offices located nationwide.

        The Company's corporate account executives play an important role in PIA's new business development efforts within its existing manufacturer client base. The corporate account executives are generally located in the clients' corporate headquarters. The corporate account executives plan merchandising and product introductions with the manufacturer so that PIA can achieve the objectives of such clients' major new product and promotional initiatives. In addition, the corporate account executives present PIA's services to the sales and marketing executives of these clients, and utilize marketing data provided by IRI, A.C. Nielsen and others in an effort to ascertain additional market opportunities for such clients at the local level. Client service managers are part of the Company's geographic division teams and work with the local management of the Company's clients. The client service manager's primary responsibility is to work with the client to establish specific, measurable objectives for PIA, and to market additional services. As part of this process, the division account executive is responsible for developing retail merchandising solutions for such objectives.

        As part of retailer consolidation, retailers are centralizing most administrative functions, including operations, procurement and category management. In response to this centralization and the growing importance of large retailers, many manufacturers have reorganized their selling organizations around a retailer team concept that focuses on a particular retailer. PIA has also responded to this emerging trend by establishing client service offices that are fully staffed to provide the PIA client and the retailer with access to all of PIA's services. PIA currently has retailer teams in place at Wal*Mart (Rogers, Arkansas), Kmart (Detroit, Michigan) and Eckerd Drug (Tampa, Florida).

        The Company's business development process encompasses a due diligence period to determine the objectives of the prospective client, the work to be performed to satisfy those objectives and the market value of the work to be performed. PIA employs a formal cost development and proposal process that determines the cost of each element of work required to achieve the prospective client's objectives. These costs, together with an analysis of market rates, are used in the development of a quotation approval form that is presented to the Company's proposal committee for approval. The pricing must meet PIA's objectives for profitability, which are established as part of the business planning process. After approval of this quotation by the proposal committee, a detailed proposal is presented to the prospective client. Following agreement regarding the elements of service and corresponding rates, a contract is prepared and executed. See "--Customers."

CUSTOMERS

      PIA currently represents approximately 805 manufacturer clients, including approximately 648 branded product manufacturers and approximately 157 private label manufacturers. Before 1993, the Company represented its manufacturer clients primarily in the retail grocery industry. Beginning in 1993, the Company found that additional opportunities to provide its services existed throughout the much broader marketplace. This marketplace included mass merchandiser, chain drug and deep discount drug stores, as well as in other retail trade groups such as home improvement centers, computer/electronic stores, toy stores, convenience stores and office supply stores. As a result, the Company has contracted with a number of manufacturers to provide services in several additional retail markets, and has agreed to provide services to a number of retailers directly.

COMPETITION

      The third-party merchandising industry is highly competitive and is comprised of an increasing number of merchandising companies with either specific retailer, retail channel or geographic coverage, as well as food brokers. These companies tend to compete with the Company primarily in the retail grocery channel, and some of them may have a greater presence in certain of the retailers in whose stores the Company performs its services. The Company also competes with several companies that are national in scope, such as Powerforce, Alpha One, Pimms, and SPAR Marketing Force. These companies compete with PIA principally in the mass merchandiser, chain drug and deep discount drug retail channels. PIA believes the principal competitive factors within its industry include development of technology breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area.

      PIA recently entered into an agreement with SPAR Marketing Force and certain of its affiliates ("SPAR Group") in which PIA will essentially be acquired by SPAR Group in a merger in which all the outstanding Common Stock of SPAR will be exchanged for approximately 12.3 million shares of PIA Common Stock. See "--Recent Transaction." After the merger, the SPAR Group shareholders will own approximately 69% of PIA Common Stock.

TRADEMARKS

        PIA(R) is a registered trademark of the Company. In addition, the Company has recently commenced the process of registering the service mark for the term Precision Merchandising. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. See "--Industry Overview" and "--Competition."

EMPLOYEES

        As of January 1, 1999, the Company employed approximately 1,109 full-time employees, of whom approximately 83 worked in executive, administrative and clerical capacities at the Company's corporate headquarters, and 1,026 of whom worked in division offices nationwide. In addition, the Company employed 1,030 part-time employees. Approximately 180 of the Company's employees are covered by contracts with labor unions. The Company considers its relations with its employees and its employees' unions to be good. The Company also uses the services of up to 3,000 flextime personnel whose payroll is generated through a company not affiliated with PIA.

RECENT TRANSACTION

      On February 28, 1999, PIA entered into an agreement with SPAR Group, a privately held affiliated group of companies to merge in a stock transaction. Under the agreement, PIA will issue approximately 12.3 million shares of PIA Common Stock to the stockholders of SPAR Group. SPAR Group is a privately owned provider of retail marketing and sales services offering merchandising support, incentive and motivation marketing programs, information management, marketing research, data base marketing and promotional analysis and forecasting. The transaction will be accounted for as a reverse acquisition in which SPAR Group is deemed to be the accounting acquirer. SPAR Group has annual revenues of approximately $75 million. After the merger, SPAR Group stockholders will own approximately 69% of PIA Common Stock. The transaction requires regulatory and stockholder approval and is expected to close in May 1999.

                                  RISK FACTORS

        The following risk factors should be carefully reviewed in addition to the other information contained in this annual report on Form 10-K

HISTORY OF LOSSES

        During the years ended December 31, 1997 and January 1, 1999, the Company incurred significant losses and experienced substantial negative cash flow. PIA had net losses of $15.1 million for the fiscal year ended 1997 and $4.3 million for fiscal year 1998. Losses in 1997 were primarily caused by margin reductions from the loss of shared service clients, inefficiencies in field labor execution, poor pricing decisions for some client contracts and higher business unit overhead costs. The recognition of $5.4 million in restructuring and other charges was also responsible for the losses. Losses in 1998 primarily were caused by margin reductions and from a decline in revenues due to loss of shared service clients and completion of dedicated projects. The Company expects to have further losses for the first quarter of fiscal 1999. As noted in Recent Transaction, the Company has entered into a merger agreement with SPAR Group. Should this merger not be completed, the Company will be required to significantly reduce its operating costs to minimize the effects of further reductions in revenues and operating losses. PIA cannot guarantee that it will not sustain further losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

LOSS OF BUSINESS

        PIA's business mix has changed significantly over the last year, and is expected to continue to change during 1999, in response to client needs, and the evolving third party merchandising industry. Due in part to the completion of a major dedicated client program, and the loss of several shared service clients, sales have declined over the last 18 months, and no sizable new dedicated business has been sold to compensate for these losses. The Company has reduced its dedicated management and personnel infrastructure accordingly.

INDUSTRY CONSOLIDATION; CONCENTRATED CLIENT BASE

        The retail and manufacturing industries are undergoing consolidation processes that result in larger but fewer retailers and suppliers. PIA's success depends in part upon its ability to maintain its existing clients and to obtain new clients. Because of industry consolidation, PIA has lost certain clients, and this trend could continue to have a negative effect on PIA's client base and results of operations. PIA's ten largest clients generated approximately 75% of PIA's net revenues for the year ended January 1, 1999, and approximately 69% for the year ended December 31, 1997. During the year ended January 1, 1999 none of PIA's manufacturer or retailer clients accounted for greater than 10% of net revenues other than Eckerd Drug Stores, CVS Pharmacy Incorporated and Buena Vista Home Entertainment, which account for 15.6%, 12.6% and 10.6%, respectively. During the year ended December 31, 1997, none of PIA's manufacturer or retailer clients accounted for greater than 10% of net revenues other than Buena Vista Home Entertainment and Eckerd Drug Stores which accounted for 16.0% and 13.6% of net revenues, respectively. The majority of the Company's contracts with its clients for shared services have multi-year terms. PIA believes the uncollectibility of amounts due from any of its large clients, a significant reduction in business from such clients, or the inability to attract new clients, could have a material adverse effect on the Company's results of operations.

UNCERTAINTY OF COMMISSION INCOME

        Approximately 15% of the Company's net revenues for the year ended January 1, 1999 were earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Under certain of these contracts, the Company generally receives a draw on a monthly or quarterly basis, which is then applied against commissions earned. Adjustments are made on a monthly or quarterly basis upon receipt of reconciliations between commissions earned from the client and the draws previously received. The reconciliations typically result in commissions owed to the Company in excess of previous draws; however, the Company cannot predict with accuracy the level of its clients' commission-based sales. Accordingly, the amount of commissions in excess of or less than the draws previously received will fluctuate and can significantly affect the Company's operating results in any quarter.

CONTROL BY CERTAIN STOCKHOLDERS

        Riordan, Lewis & Haden ("RLH"), a private investment firm, beneficially owns approximately 29.7% of PIA's outstanding Common Stock. PIA's directors and officers, in the aggregate, beneficially own approximately 16.2% of PIA's outstanding Common Stock (excluding the shares owned by Riordan, Lewis & Haden which are deemed to be beneficially owned by Mr. Haden and Mr. Lewis). While not controlling a majority of the outstanding shares, RLH, and the directors and officers acting together generally will have significant influence with respect to the election of directors and other matters submitted to the PIA stockholders, including amendments to PIA's charter and Bylaws and approval of certain mergers or similar transactions and sales of all or substantially all of PIA's assets. If the merger with the SPAR Group is consummated the current stockholders of SPAR Group will beneficially own approximately 69% of PIA's outstanding Common Stock. Accordingly, if they act as a group they will generally be able to elect all directors and they will have the power to prevent or cause a change in control of PIA. Such concentration of ownership could have the effect of making it more difficult for a third party to acquire control of PIA in the future, and may discourage third parties from attempting to do so.

RESTRICTIONS ON DIVIDENDS

        The Company has never paid dividends on its capital stock, and currently intends to retain any earnings or other cash resources to finance future growth.

EFFECT OF CERTAIN CHARTER PROVISIONS; ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BY-LAWS AND DELAWARE LAW

The Company's Board of Directors has the authority to issue up to 3,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of PIA. In addition, PIA is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of PIA. Certain provisions of PIA's Certificate of Incorporation and Bylaws could delay or make more difficult a merger, tender offer or proxy contest involving PIA. For example, PIA's Bylaws, a special meeting of stockholders may be called only upon the request of holders of at least 30% of the shares entitled to vote. Any delay in change of control due to these provisions could adversely affect the market price of PIA's Common Stock, which could adversely affect the market price of PIA 's Common Stock.

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

      VOID - A situation that exists when a retailer does not carry a product and there is no allocated space or reorder tag present.

ITEM 2. PROPERTIES.

        The Company maintains its corporate headquarters in approximately 20,000 square feet of leased office space located in Irvine, California, under a lease with a term expiring in February 2000.

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

        The following is a list of the locations where the Company maintains leased facilities for its division offices and subsidiaries:


       Scottsdale, Arizona                     Southfield, Michigan
       Rogers, Arkansas                        Chesterfield Missouri
       Irvine, California                      Edison, New Jersey
       Pleasanton, California                  Albuquerque, New Mexico
       Englewood, Colorado                     Blue Ash, Ohio
       Tampa, Florida                          Cranberry Township, Pennsylvania
       Norcross, Georgia                       Carrollton, Texas
       Oakwood Terrace, Illinois               Houston, Texas
       Overland Park, Kansas                   Bellevue, Washington
       Woburn, Massachusetts


        Although the Company believes that its existing facilities are adequate for its current business, new facilities may be added should the need arise in the future. Certain of the above facilities may be closed or subleased as the Company streamlines its operations.

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

        The Company denies all wrongdoing and intends to defend itself aggressively in this action. It is not possible to predict the outcome of this action at this time.

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


                            1997                   1998
                    ------------------       -----------------
                      High       Low         High        Low
                    -------     ------       ------     ------
First Quarter       $11.000     $5.125       $6.500     $5.000
Second Quarter        7.125      5.375        8.156      3.688
Third Quarter         8.250      5.125        6.844      4.125
Fourth Quarter        9.000      4.875        4.875      2.000


        As of March 19, 1999, there were approximately 872 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

        The following selected consolidated financial data sets forth, for the periods and the dates indicated, summary consolidated financial data of the Company and its subsidiaries. Below, with respect to the three years ending December 31, 1996, December 31, 1997 and January 1, 1999 is the consolidated statement of operations and the consolidated balance sheet data as of December 31, 1997 and January 1, 1999 have derived from, and are qualified by reference to the audited consolidated financial statements included elsewhere in this Form 10-K. These statements should be read in conjunction with such financial statements and related notes thereto in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                  YEARS ENDED
                                                      -----------------------------------------------------------------
                                                        DEC 31,        DEC 31,         DEC 31,      DEC 31,    JAN 1,
                                                         1994           1995            1996         1997       1999
                                                      ---------      ---------        ---------   ---------   ---------
                                                                  (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues                                          $  80,449      $ 104,791        $ 119,940   $ 128,208   $ 121,788
Operating expenses:
   Field services costs                                  61,876         81,320           94,841     119,830     105,448
   Selling expenses                                       9,028         10,339           11,133      10,482       8,245
   General and administrative expenses                    5,800          6,810            8,081      10,234      11,788
   Restructure and other charges                             --             --               --       5,420          --
   Depreciation and amortization                            339            497              595         997       1,129
                                                      ---------      ---------        ---------   ---------   ---------
       Total operating expenses                          77,043         98,966          114,650     146,963     126,610
                                                      ---------      ---------        ---------   ---------   ---------
Operating income (loss)                                   3,406          5,825            5,290     (18,755)     (4,822)
Other income                                               (725)          (465)             895         895         611
                                                      ---------      ---------        ---------   ---------   ---------
Income (loss) before provision (benefit)
  for income taxes                                        2,681          5,360            6,185     (17,860)     (4,211)
Income tax provision (benefit)                              101          1,829            2,426      (2,761)         55
                                                      ---------      ---------        ---------   ---------   ---------
Net income (loss)                                     $   2,580      $   3,531        $   3,759   $ (15,099)  $  (4,266)
                                                      =========      =========        =========   =========   =========
Net income (loss) per share - basic(1)                $    0.88      $    1.13        $    0.70   $   (2.72)  $   (0.78)
                                                      =========      =========        =========   =========   =========
Weighted average shares - basic(1)                        2,923          3,117            5,370       5,551       5,439
                                                      =========      =========        =========   =========   =========
Net income (loss) per share - diluted(1)              $    0.68      $    0.89        $    0.63   $   (2.72)  $   (0.78)
                                                      =========      =========        =========   =========   =========
Weighted average shares - diluted(1)                      3,895          3,981            5,990       5,551       5,439
                                                      =========      =========        =========   =========   =========


                                                       Dec 31,        Dec 31,          Dec 31,     Dec 31,     Jan 1,
                                                        1994           1995             1996        1997        1999
                                                      --------       --------         --------    --------    --------
                                                                               (in thousands)
BALANCE SHEET DATA:
Working capital                                       $ 3,642        $ 7,131          $32,737    $15,938      $13,844
Total assets                                           10,224         16,086           47,672     36,467       26,054
Current portion of long-term debt                         277             --               --         --           --
Long-term debt, net of current portion                  3,274          3,400               --         --        2,000
Total stockholders' equity                              2,481          5,988           36,718      18,67       14,724


(1) Net income (loss) per share has been restated for all applicable periods presented in accordance with the adoption of SFAS No. 128 Earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        PIA provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser and chain and discount drug stores. For the years ended December 31, 1997, and January 1, 1999, the Company generated approximately 74% and 59% of its net revenues from manufacturer clients and 26% and 41% from retailer clients, respectively.

        During the five years that ended January 1, 1999, none of the Company's manufacturer or retailer clients accounted for greater than 10% of the Company's net revenues, other than Thrifty-Payless, which accounted for approximately 13% of net revenues for the year ended December 31, 1995, and BVHE and S.C. Johnson which accounted for 11.7% and 10.3% of net revenues, respectively, for the year ended December 31, 1996, and BVHE and Eckerd Drug Stores which accounted for approximately 16.0% and 13.6% respectively, of net revenues for the year ended December 31, 1997, and Eckerd Drug Store, CVS Pharmacy, and BVHE which accounted for approximately 15.6%, 12.6% , and 10.6% respectively, of net revenues for the year ended January 1, 1999.

        During the fiscal year 1998, the Company continued to experience a decline in its shared service business. Shared services consist of regularly scheduled, routed merchandising services provided at the store level for manufacturers, primarily under multi-year contracts. Due in part to industry consolidation, increased competition, and performance, the Company lost a number of shared service clients in 1997 and 1998. The Company has historically required a significant fixed management and personnel infrastructure to support shared services. Accordingly, the loss of shared services business, without offsetting gains, had a material adverse effect on the Company's results of operations in 1997 and 1998. These losses have been partially offset with additional project revenue from shared service clients. In 1997 and 1998, shared service client's accounted for $83.8 and $83.0 million in net revenue and dedicated clients accounted for $44.4 and $38.8 million in net revenue, respectively. The Company believes revenues in fiscal year 1999 from shared service clients will decline as a result of the wind-down of the lost business.

        The Company's profitability has been adversely affected by the loss of its dedicated client services business in 1998. However, this decline has been offset by an increase in gross margin, both in absolute amount and as a percentage of net revenues, as a result of the effects of improved labor productivity and service cost reduction in the field. Dedicated services consist of merchandising services that are performed for a specific retailer or manufacturer by a dedicated organization, including a management team, working exclusively for that retailer or manufacturer. The net revenues associated with dedicated clients decreased as a percentage of overall net revenues, from 34.6% in 1997 to 31.9% in 1998.

        Due to the change in business mix, and resulting negative impact on margins, the Company realigned its cost structure, and, in the third quarter of 1997, recorded a charge of $5.4 million for restructuring and other costs associated with the realignment of management structure and the organization. The Company continues to review its organizational structure and the fixed and variable costs associated with delivery of its services. It is anticipated that further organizational changes will take place in the fiscal year 1999, as the Company puts structure, programs and processes in place to reduce its fixed overhead in line with lower revenue levels.

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:


                                                                                  YEARS ENDED
                                                                 ---------------------------------------------
                                                                 DECEMBER 31,     DECEMBER 31,      JANUARY 1,
                                                                    1996             1997              1999
                                                                 ============     ============      ==========
Net revenues                                                        100.0%           100.0%            100.0%
Operating expenses:
       Field services costs                                          79.1             93.5              86.6
       Selling expenses                                               9.3              8.2               6.8
       General and administrative expenses                            6.7              8.0               9.7
       Restructure and other charges                                  0.0              4.2               0.0
       Depreciation and amortization                                  0.5              0.8               0.9
                                                                   ------           ------            ------
                     Total operating expenses                        95.6            114.7             104.0
                                                                   ------           ------            ------
Operating income (loss)                                               4.4            (14.7)             (4.0)
Other income                                                          0.8              0.7               0.5
                                                                   ------           ------            ------
Income (loss) before provision (benefit) for income taxes             5.2            (14.0)             (3.5)
Provision (benefit) for income taxes                                  2.0             (2.2)               --
                                                                   ------           ------            ------
Net income (loss)                                                     3.2%           (11.8)%            (3.5)%
                                                                   ======           ======            ======


YEAR ENDED JANUARY 1, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET REVENUES

        For fiscal year 1998, net revenues were $121.8 million, compared to $128.2 million in 1997, a 5.0% decrease. Shared service and project client net revenues decreased from $83.8 million in 1997 to $83.0 million in 1998, a decrease of $0.8 million or 1.0%. In 1998, the traditional shared services, consisting of regularly scheduled routed merchandising service, decreased from $44.9 million in 1997 to $40.1 million. This decrease of $4.8 million or 10.7% was due in part to industry consolidation, increased competition and client reorganization of marketing strategy. During the same period project revenues for shared service clients increased by $4.0 million or 10.3% primarily due to a major client switching from a dedicated program to a shared service program. The Company's dedicated client net revenues declined from $44.4 million in 1997 to $38.8 million in 1998, representing a 12.6% decrease. This decrease in dedicated client net revenues resulted primarily from the completion of a major drug chain dedicated program. Management expects that net revenues from dedicated clients will decrease in 1999 due to the completion of a $15.0 million project in the last quarter of 1998.

The following table sets forth net revenues by client type as a percentage of net revenues for the periods indicated:


                                                                            YEARS ENDED
                                                  ------------------------------------------------------------------
                                                      DECEMBER 31,            JANUARY 1,
                                                         1997                   1999                     CHANGE
                                                  ------------------     -------------------      ------------------
                                                                        (dollars in millions)
                                                   AMOUNT       %         AMOUNT        %          AMOUNT       %
                                                  -------    -------     -------     -------      -------    -------
Shared service and project client net revenues    $  83.8      65.4%     $  83.0      68.1%       $ (0.8)      (1.0)%
Dedicated client net revenues                        44.4      34.6         38.8      31.9          (5.6)     (12.6)
                                                  -------     -----      -------     -----        ------      -----
Net revenues                                      $ 128.2     100.0%     $ 121.8     100.0%       $ (6.4)      (5.0)%
                                                  =======     =====      =======     =====        ======      =====

OPERATING EXPENSES

        Field service costs were $105.4 million in the fiscal year 1998 compared to $119.8 million in 1997, representing a decrease of $14.4 million, or 12.0%. As a percentage of net revenues, field service costs were 93.5% of net revenues in 1997 versus 86.6% of net revenues in 1998. Field service costs are comprised principally of field labor and related costs and overhead expenses required to provide services to both dedicated and shared service clients. The decrease in field service costs is primarily due to significant labor efficiency savings from new labor deployment systems and controls and a decline in services due to the completion of a dedicated project in the third quarter 1998.

        Selling expenses were $8.2 million in 1998, compared to $10.5 million in the prior year. As a percentage of net revenues, selling expenses were 6.8% in 1998, compared to 8.2% in 1997. This decrease in costs, both in absolute amount and as a percentage of net revenues, is a result of lower staffing and travel expenses.

        General and administrative expenses increased 15.2% in 1998 to $11.8 million, compared to $10.2 million in 1997. This increase was due primarily to consulting and promotional expenses of $1.0 million, salary and salary related expenses of $0.5 million to support technology advancements, office equipment and leases of $0.7 million, offset by a reduction in bad debt provision of $0.8 million due to improved collection of outstanding accounts.

        Restructuring and other charge payments of $5.0 million did not significantly differ from the initial restructuring and other charges expense. In addition, accrued liabilities for restructuring at January 1, 1999 of $0.4 million will be sufficient to pay remaining employee separation costs and special computer equipment under long-term operating leases no longer in use. (See Note F-12).

        Depreciation and amortization expenses were $1.1 million in 1998 compared to $1.0 million in 1997, an increase of $0.1 million as a result of depreciation, amortization on computer hardware, software development costs for shelf technology and for general business purposes.

OTHER INCOME

        Interest income decreased 42.2% or $0.3 million in 1998 compared to 1997, due to lower cash balances available for investment in 1998.

        Equity in earnings of affiliate represents the Company's share of the earnings of Ameritel, Inc., a full service telemarketing company. Equity of earnings of affiliate increased 55.2% or 0.1 million in 1998 compared to 1997. During 1996, the Company exercised its option to increase its ownership of Ameritel to 20% and is now required for financial reporting purposes to recognize its equity interest in Ameritel's earnings.

INCOME TAXES

        Income tax expense was approximately $0.1 million in 1998, compared to an income tax benefit of $2.8 million in 1997, representing an effective rate of 1.3% and (15.5)%, respectively. The 1998 tax rate differed from the expected federal tax rate of 35% due to a valuation allowance of $1.6 million on the Company's deferred tax asset, caused by a net operating loss carryforward created in 1998 and the uncertainty over the future utilization of such carryforwards. An income tax benefit in 1997 was derived from carrying back net operating losses to previous years and obtaining an income tax refund of $2.9 million.

NET LOSS

        The Company incurred a net loss of approximately $4.3 million in 1998, $0.78 per diluted share, compared to a net loss of approximately $15.1 million, or $2.72 per diluted share, in 1997. The improved performance during 1998 was primarily due to labor efficiency savings from utilizing new labor systems and controls, reduction in field service costs from the implementation of the 1997 restructure programs. The loss incurred in 1998 is primarily a result of margin reductions because of reductions in dedicated clients and higher business unit overhead rates.

NEW FINANCIAL MODEL

        The Company has developed a new financial model with which its business can be analyzed to assist in the understanding of the operating results and impact of various cost functions within the organization. This model follows more standard metrics and allows the Company to analyze and manage at the business unit level. The following table illustrates this financial model for the years ended December 31, 1997 and January 1, 1999.

        Management expects to continue to review the business results based on the comparable financial statement format contained in this Form 10-K until comparisons can be made using the new financial model.


                                                                                    YEARS ENDED
                                                              --------------------------------------------------------
                                                                      DECEMBER 31                      JANUARY 1
                                                                         1997                            1999
                                                              -----------------------          -----------------------
                                                                               (dollars in millions)
                                                              AMOUNT             %             AMOUNT              %
                                                              ------           ------          ------           ------
Net revenues                                                  $128.2            100.0%         $121.8            100.0%

     Direct business unit field expense                         98.7             77.0            88.9             73.0
                                                              ------           ------          ------           ------
Gross margin                                                    29.5             23.0            32.9             27.0

     Overhead and allocated field expense                       26.6             20.7            20.8             17.1
                                                              ------           ------          ------           ------
Business unit margin                                             2.9              2.3            12.1              9.9
                                                              ------           ------          ------           ------

     Selling, general and administrative expenses               15.3             11.9            15.8             12.9
     Restructure and non-recurring charges                       5.4              4.2             0.0              0.0
                                                              ------           ------          ------           ------
Total selling, general and administrative expenses              20.7             16.1            15.8             12.9
                                                              ------           ------          ------           ------

Earnings (loss) before interest, taxes, depreciation
and amortization  (EBITDA)                                     (17.8)           (13.8)           (3.7)            (3.0)

     Depreciation and amortization                              (1.0)            (0.8)           (1.1)            (0.9)
     Other income                                                0.9              0.7             0.6              0.5
     Income tax benefit (provision)                              2.8              2.1            (0.1)            (0.1)
                                                              ------           ------          ------           ------

Net loss                                                      $(15.1)           (11.8)%        $ (4.3)            (3.5)%
                                                              ======           ======          ======           ======


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET REVENUES

        For 1997, net revenues were $128.2 million, compared to $119.9 million in 1996, a 6.9% increase. The Company's dedicated client net revenues had grown from $21.9 million in 1996 to $44.4 million in 1997, a 102.7% increase. This increase in dedicated client net revenues resulted from the addition of two major new clients. Shared service and project client net revenues decreased from $98.0 million in 1996 to $83.8 million in 1997, a decrease of $14.2 million or 14.5%. In 1997, the traditional shared services, consisting of regularly scheduled routed merchandising services, decreased from $68.4 million in 1996 to $44.9 million in 1997. Resulting in a decrease of $23.5 million or 34.4%, while project revenues for shared clients increased to $9.3 million or 31.4%

The following table sets forth net revenues by client type as a percentage of net revenues for the periods indicated:


                                                                                 YEARS ENDED
                                                 -------------------------------------------------------------------------
                                                      DECEMBER 31,              DECEMBER 31,
                                                         1996                       1997                     CHANGE
                                                 --------------------       -------------------       --------------------
                                                                            (dollars in millions)
                                                 AMOUNT          %          AMOUNT          %         AMOUNT           %
                                                 ------        ------       ------       ------       ------        ------
Shared service and project client net revenues   $ 98.0          81.7%      $ 83.8         65.4%      $(14.2)        (14.5)%
Dedicated client net revenues                      21.9          18.3         44.4         34.6         22.5         102.7
                                                 ------        ------       ------       ------       ------        ------
Net revenues                                     $119.9         100.0%      $128.2        100.0%      $  8.3           6.9 %
                                                 ======        ======       ======       ======       ======        ======

OPERATING EXPENSES

        In 1997, field service costs increased $25.0 million, or 26.3%, to $119.8 million, as compared to $94.8 million in 1996. As a percentage of net revenues, field service costs were 79.1% of net revenues in 1996 versus 93.5% of net revenues in 1997. Field service costs are comprised principally of field labor and their related costs, and overhead expenses required to provide services to both dedicated and shared service clients. The increase in field service costs is due primarily to labor costs required to provide the necessary level of business support for dedicated clients. In addition, the Company did not adequately decrease shared client service labor and overhead costs as the net revenue from this client base decreased.

        Selling expenses were $10.5 million in 1997, compared to $11.1 million in 1996. As a percentage of net revenues, selling expenses were 8.2% in 1997, compared to 9.3% in 1996. This decrease in costs, both in absolute amount and as a percentage of net revenues, is a result of lower staffing and travels.

        General and administrative expenses increased 25.9% in 1997 to $10.2 million, compared to $8.1 million in 1996. The increase in general and administrative expenses was due to increases in expenses that were required to support overall business growth, including a larger dedicated client base. The major increases included executive salaries and salary related expenses of $0.3 million, recruiting, employment and training of $0.3 million, and consulting, legal and office lease expense of $0.6 million. In addition, increased costs were experienced due to termination costs.

        During 1997, the Company experienced declining gross margins, and resultant operating losses, due to service performance issues and the loss of several shared clients. This decline in margins has resulted in insufficient margin dollars to cover the overhead structure, which had developed at the field level and in the general corporate area. In the quarter ended September 30, 1997, the Company began to address these conditions by restructuring its operations. The Company redirected its focus in the quarter ended September 30, 1997, on a more disciplined and functional structure. These strategies resulted in a $5.4 million charge for the restructuring and other additional charges. The restructure and other charges consisted of $1.5 million of identified severance, lease costs in various management and administrative functions and $2.1 million in write-downs and accruals associated with the redirection of the Company's technology strategies. Additional charges consist primarily of $1.3 million of reserves, write-offs related to unprofitable contracts and $0.5 million of costs associated with changes in the Company's service delivery model.

        Depreciation and amortization expenses were $1.0 million in 1997 compared to $0.6 million in 1996. The depreciation and amortization on computer hardware and the software development costs for shelf technology increased this expense $0.4 million.

OTHER INCOME

        Interest income decreased slightly in 1997 compared to 1996, due to lower cash balances available for investment in 1997. Other income included interest income on the net proceeds from the Company's initial public offering, which took place in March 1996.

        Equity in earnings of affiliate represents the Company's share of the earnings of Ameritel, Inc., a full service telemarketing company. Equity in earnings of affiliate increased by 33.3% in 1997 compared to 1996. During 1996, the Company exercised its option to increase its ownership of Ameritel to 20% and is now required for financial reporting purposes to recognize its equity interest in Ameritel earnings.

INCOME TAXES

        Income tax benefit was approximately $2.8 million in 1997, compared to income tax expense of $2.4 million in 1996, representing an effective rate of (15.5%) and 39.2%, respectively. The 1997 tax benefit rates differed from the expected Federal and tax rate of 35% due to a valuation allowance of $3.6 million on the Company's deferred tax asset, caused by a net operating loss carryforward created in 1997.

NET LOSS

        The Company incurred a net loss of approximately $15.1 million in 1997, $2.72 per diluted share, compared to net income of approximately $3.8 million, or $0.63 per diluted share, in 1996. The net loss for 1997 included the net impact, after related tax benefit, of restructure and other charges of $4.6 million, or $0.83 per diluted share. The loss incurred in 1997 is primarily a result of margin reductions due to reductions in shared service clients and start up expenses on dedicated client services, inefficiencies in field labor execution, poor pricing decisions for some client contracts, higher business unit overhead costs and the recognition of restructure charges and other non-reoccurring charges.

LIQUIDITY AND CAPITAL RESOURCES

        On March 1, 1996, the Company completed an initial public offering of its Common Stock, raising $26.5 million. Prior to this offering, the Company's primary sources of financing were senior borrowings from a bank under a revolving line of credit and subordinated borrowings from two stockholders. As of January 1, 1999, the Company used the proceeds from the offering to repay bank debt of $3.4 million, to repurchase 507,000 shares of the Company's stock for approximately $3.0 million and to fund the Company's operating losses in 1997 and 1998. During the year ended January 1, 1999, the Company had a net decrease in cash of $1.9 million, resulting from its operating losses and restructure charge payments and a reduction in accounts payable, that were offset partially by a reduction in accounts receivable, income tax receivable and proceeds of $2.0 million from its line of credit.

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

        In December 1998, PIA Merchandising Co., Inc. ("PIA Co.") and another subsidiary of PIA entered into a loan and security agreement with Mellon Bank, N.A. The agreement provides for a revolving line of credit that allows maximum borrowing of $20.0 million and requires PIA Co. to borrow and maintain a minimum balance of $2.0 million. The three-year credit facility will be used for working capital purposes and potential acquisitions.

        Cash and cash equivalents totaled $11.1 million at January 1, 1999 compared with $13.0 million at December 31, 1997. At January 1, 1999 and December 31, 1997, the Company had working capital of $13.8 million and $15.9 million, respectively, and current ratios of 2.50 and 1.95, respectively.

        Net cash used in operating activities in 1998 was $3.4 million, compared with $2.8 million in 1997. This use of cash for operating activities in 1998 resulted primarily from net operating losses of $4.3 million and a reduction in accrued liabilities primarily attributed to the Company's 1997 restructuring and other charges and a reduction in accounts payable of $2.2 million related to a reduction in third party payroll liability. These uses were offset by an income tax refund of $2.9 million outstanding in 1997 and a decrease in account receivable of $5.1 million from improved collection of outstanding accounts. Net cash used in investing activities for 1998 was $0.7 million compared to $0.8 million in 1997 from additions to property and equipment and internally developed software. Net cash provided by financing activities for 1998 was $2.1 million, compared to net cash used in financing activities of $2.9 million in 1997. In 1998 the Company received net proceeds from the issuance of common stock of $0.1 million and increased the line of credit by $2.0 million.

        The above activity resulted in a decrease in cash and cash equivalents of $1.9 million for the year ended January 1, 1999.

        Cash and cash equivalents and the timely collection of its receivables provide the Company's current liquidity. However, the potential uncollectibility of receivables due from any of PIA's major clients, or a significant reduction in business from such clients, or the inability to acquire new clients would have an adverse material effect on the Company's cash resources and its ongoing ability to fund operations.

        The Company had a 4.3 million loss and experienced a decrease in cash and cash equivalents of $1.9 million for the year ended January 1, 1999. However, with the addition of the revolving line of credit, timely collection of receivables, and the Company's positive working capital position, management believes the funding of operations over the next twelve months will be sufficient.

        PIA may incur additional indebtedness in 1999 in connection with the merger. SPAR Group acquired the assets of an incentive marketing company in January 1999. A portion of the purchase price was paid through the issuance of a promissory note in the principal amount of $12,422,189 (plus an earnout, if any), which matures on September 15, 1999. In addition, the stockholders of SPAR Group loaned SPAR Group $2,958,000 to facilitate the acquisition. If this indebtedness is not repaid before the transaction with PIA is consummated, the combined company will assume these obligations. PIA will also be obligated, under certain circumstances, to pay severance compensation to its employees in connection with the merger. Further, PIA will incur substantial costs in connection with the transaction, including legal fees of approximately $0.4 million and investment banking fees of approximately $1.0 million. PIA has entered into discussions with Mellon Bank to increase its credit line to enable it to meet its cash needs in connection with the merger and future potential acquisitions in 1999.

YEAR 2000 SOFTWARE COSTS

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, many date-sensitive computer applications will fail beginning January 1, 2000 because they are unable to process dates properly beyond December 31, 1999. PIA has reviewed its computer systems to identify areas that could be affected by Year 2000 issues and has implemented a plan to resolve these issues.

        PIA has substantially completed the evaluation of its information technology infrastructure, software, hardware and communications systems. PIA believes that its critical hardware and software applications are currently Year 2000 compliant. Completion of PIA's plan to upgrade all hardware and software applications to be Year 2000 compliant is expected by the third quarter of 1999. Third party vendors are also being reviewed for Year 2000 compliance and PIA expects this risk assessment to be complete by the second quarter of 1999. PIA's assessment and evaluation efforts include testing systems, inquiries of third parties and other research. By implementing significant systems upgrades, PIA believes that it has substantially reduced its potential internal exposure to Year 2000 problems.

        In the event that certain systems fail to function properly, manual processes will be implemented. Due to the nature of the business, PIA does not anticipate a system failure to cease the operations, as operations are not deemed to be systems dependent. Additionally, PIA plans to be capable of operating in the event of a systems failure of any vendor.

        PIA will utilize internal resources to reprogram, or replace and test the software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $67,000 and is being funded through operating cash flows. Of the total project cost, approximately $6,000 was expensed in the fiscal year 1998 and the remaining $61,000 will be expensed in 1999. It is not expected that these costs will have a material effect on the results of operations.

        The extent and magnitude of the Year 2000 problem as it will affect PIA externally, both before and after January 1, 2000, is difficult to predict or quantify for a number of reasons. These include the lack of control over systems that are used by third parties that are critical to PIA's operation, the complexity of testing inter-connected networks and applications that depend on third party networks. If any of these third parties experience Year 2000 problems, it could have a material adverse effect on PIA.

        PIA is not currently aware of any material operational issues associated with preparing its internal systems for the Year 2000, or the adequacy of critical third party systems. PIA has not developed a contingency plan in case it does not achieve Year 2000 compliance on or before December 31, 1999. The results of its evaluation and assessment efforts do not indicate a need for contingency planning. PIA intends to continue assessing its Year 2000 compliance, implementing compliance plans and communicating with third parties about their Year 2000 compliance. If PIA's continued efforts indicate that contingency planning is prudent, PIA will undertake appropriate planning at that time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risk related to changes in interest rates. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. The Company's monitors the risks associated with interest rates and financial instrument positions.

        The Company's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

INVESTMENT PORTFOLIO

        The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. The Company invests its cash and cash equivalents and investments in high-quality and highly liquid investments consisting of taxable money market instruments, corporate bonds and some tax-exempt securities. The average yields on the Company's investments in fiscal 1998 resulted primarily from investments and averaged approximately 4.9%. As of January 1, 1999, PIA's cash and cash equivalents and investments consisted primarily of taxable money market instruments, corporate and tax-exempt securities with maturities of less than one year with an average yield of approximately 3.7%.

DEBT

        The Company's debt is comprised of a line of credit with Mellon Bank N.A. and requires monthly interest payments based on a variable interest rate applied to the outstanding loan balance. If there were a 1% change in the interest rate based upon, the Company's minimum borrowing requirement of $2,000,000, interest expense would increase or decrease by $20,000 per annum.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEMS 10, 11, 12 AND 13.

        The information required in these items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference to those portions of the Company's 1999 Proxy Statement which contains such information.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   1. INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:


        Independent Auditors' Report                                                 F-1

        Consolidated Balance Sheets as of December 31, 1997 and January 1, 1999      F-2

        Consolidated Statements of Operations for the three years
            in the period ended January 1, 1999                                      F-4

        Consolidated Statements of Stockholders' Equity for the three years
            in the period ended January 1, 1999                                      F-5

        Consolidated Statements of Cash Flows for the three years in the period
            ended January 1, 1999                                                    F-6

        Notes to Consolidated Financial Statements for the three years
            in the period ended January 1, 1999                                      F-8

      2. FINANCIAL STATEMENT SCHEDULES.

        Schedule II - Valuation and Qualifying Accounts for the three years in
            the period ended January 1, 1999                                         F-25


      3. EXHIBITS.

          EXHIBIT
          NUMBER             DESCRIPTION
          ------             -----------
            3.1     *   Certificate of Incorporation of PIA

            3.2     *   By-laws of PIA

            4.1     *   Registration Rights Agreement entered into as of
                        January 21, 1992 by and between RVM Holding Corporation.
                        RVM/PIA, a California Limited Partnership, The Riordan
                        Foundation and Creditanstalt-Bankvering.

           10.1     *   1990 Stock Option Plan

           10.2         Amended and Restated 1995 Stock Option Plan (incorporated by reference of Exhibit 10.2 to the Company's Form 10Q for the
                        2nd Quarter ended July 3, 1998).

           10.3     *   1995 Stock Option Plan for Non-employee Directors

           10.4         Employment Agreement dated as of June 25, 1997 between
                        PIA and Terry R. Peets (incorporated by reference to
                        Exhibit 10.5 to the Company's Form 10-Q for the 2nd
                        Quarter ended June 30, 1997)

           10.5 Severance Agreement dated as of February 20, 1998 between PIA and Cathy L. Wood (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the 1st
                        Quarter ended April 30, 1998)

EXHIBIT
NUMBER             DESCRIPTION
------             -----------
10.6         Severance Agreement dated as of August 10, 1998 between
             PIA and Clinton E. Owens (incorporated by reference to
             Exhibit 10.6 to the Company's Form 10-Q for the 3rd
             Quarter ended October 2, 1998)

10.7         Amendment No. 1 to Employment Agreement dated as of
             October 1, 1998 between PIA and Terry R. Peets
             (filed herein)

10.8 Amended and Restated Severance Compensation Agreement dated as of October 1, 1998 between PIA and Cathy L. Wood
             (filed herein)

10.9         Loan and Security Agreement dated December 7, 1998 among Mellon
             Bank, N.A., PIA Merchandising Co., Inc., Pacific Indoor Display
             Co. and PIA. (filed herein)

10.10        Agreement and Plan of Merger dated as of February 28,
             1999 among PIA, S.G. Acquisition, Inc., PIA
             Merchandising Co., Inc., SPAR Acquisition, In., SPAR
             Marketing, Inc., SPAR Marketing Force, Inc., SPAR, Inc.,
             SPAR/Burgoyne Retail Services, Inc., SPAR Incentive
             Marketing, Inc., SPAR MCI Performance Group, Inc. and
             SPAR Trademarks, Inc. (filed herein)

10.11        Voting Agreement dated as of February 28, 1999 among
             PIA, Clinton E. Owens, RVM/PIA, California limited partnership, Robert G. Brown and William H. Bartels
             (filed herein)

21.1     *   Subsidiaries of the Company

23.1         Consent of Deloitte & Touche LLP

27.1         Financial Data Schedule

        *Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80429) on December 14, 1995.

(b) REPORTS ON FORM 8-K.

None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PIA MERCHANDISING SERVICES, INC.

                             By: /s/ Terry R. Peets
                                -------------------------------
                             Terry R. Peets
                             President, Chief Executive Officer and Director

                             Date:      March 30, 1999
                                -------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



SIGNATURE                    TITLE                                    DATE
---------                    -----                                    ----

/s/ Clinton E. Owens         Chairman of the Board                March 30, 1999
-------------------------
    Clinton E. Owens

/s/ Terry R. Peets           President, Chief Executive           March 30, 1999
-------------------------    Officer and Director
    Terry R. Peets

/s/ Cathy L. Wood            Executive Vice President,            March 30, 1999
-------------------------    Chief Financial Officer and
    Cathy L. Wood            Secretary (Principal Financial
                             and Accounting Officer)


/s/ Patrick W. Collins       Director                             March 30, 1999
-------------------------
    Patrick W. Collins

/s/ John A. Colwell          Director                             March 30, 1999
-------------------------
    John A. Colwell

/s/ Joseph H. Coulombe       Director                             March 30, 1999
-------------------------
    Joseph H. Coulombe

/s/ Patrick C. Haden         Director                             March 30, 1999
-------------------------
    Patrick C. Haden

/s/ J. Christopher Lewis     Director                             March 30, 1999
-------------------------
    J. Christopher Lewis

PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                             PAGE
                                                                             ----
INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS:


Consolidated balance sheets as of December 31, 1997 and January 1, 1999      F-2

Consolidated statements of operations for each of the three years
   in the period ended January 1, 1999                                       F-4

Consolidated statements of stockholders' equity for each
   of the three years in the period ended January 1, 1999                    F-5

Consolidated statements of cash flows for each of the three years
   in the period ended January 1, 1999                                       F-6

Notes to consolidated financial statements for each of the three years
   in the period ended January 1, 1999                                       F-8

Schedule II - Valuation and qualifying accounts                              F-25

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of PIA Merchandising Services, Inc.:


We have audited the accompanying consolidated balance sheets of PIA Merchandising Services, Inc. and subsidiaries (the Company) as of December 31, 1997 and January 1, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 1, 1999. Our audits also included the financial statement schedule listed in Item 14(a) 2. These consolidated financial statements and financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PIA Merchandising Services, Inc. and subsidiaries as of December 31, 1997 and January 1, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP

Costa Mesa, California
February 18, 1999
(Except for Note 14, as to which the date is February 28, 1999)

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                       DECEMBER 31,   JANUARY 1,
                                                          1997           1999
                                                       -----------    ----------
CURRENT ASSETS:
Cash and cash equivalents                              $   12,987     $  11,064
Accounts receivable, net (Note 3)                          16,053        11,222
Income tax refund receivable (Note 6)                       2,905            81
Prepaid expenses and other current assets                     816           712
                                                       ----------     ---------

    Total current assets                                   32,761        23,079

PROPERTY AND EQUIPMENT, net (Note 3)                        2,416         1,991

INVESTMENTS AND OTHER ASSETS:
Investment in affiliate (Note 4)                              418           553
Other assets                                                  872           431
                                                       ----------     ---------

    Total investments and other assets                      1,290           984
                                                       ----------     ---------

    Total assets                                       $   36,467     $  26,054
                                                       ==========     =========

See notes to consolidated financial statements

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             DECEMBER 31,      JANUARY 1,
                                                                 1997             1999
                                                             ------------      ----------
CURRENT LIABILITIES:
Accounts payable                                               $  3,442         $  1,194
Other current liabilities (Note 3)                               13,334            7,951
Income taxes payable (Note 6)                                        47               90
                                                               --------         --------

    Total current liabilities                                    16,823            9,235

LINE OF CREDIT AND LONG-TERM LIABILITIES (Note 5)                   966            2,095

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 10 and 11):
Preferred stock, $.01 par value;
  3,000,000 shares authorized; none issued and
  outstanding Common stock, $.01 par value;
  15,000,000 shares authorized; 5,392,558 and
  5,477,846 shares issued and
  outstanding as of December 31, 1997
  and January 1, 1999, respectively                                  59               60
Additional paid-in capital                                       33,429           33,740
Accumulated deficit                                             (11,806)         (16,072)
Less treasury stock at cost (507,000 shares at
  December 31, 1997 and January 1, 1999)                         (3,004)          (3,004)
                                                               --------         --------

    Total stockholders' equity                                   18,678           14,724
                                                               --------         --------

    Total liabilities and stockholders' equity                 $ 36,467         $ 26,054
                                                               ========         ========



See notes to consolidated financial statements

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEARS ENDED
                                                             -----------------------------------------------
                                                             DECEMBER 31,      DECEMBER 31,       JANUARY 1,
                                                                1996              1997               1999
                                                             ------------      ------------       ----------
NET REVENUES (Note 13)                                        $ 119,940         $ 128,208         $ 121,788

OPERATING EXPENSES:
Field service costs                                              94,841           119,830           105,448
Selling expenses                                                 11,133            10,482             8,245
General and administrative expenses (Notes 7, 8 and 9)            8,081            10,234            11,788
Restructuring and other charges (Note 2)                                            5,420
Depreciation and amortization                                       595               997             1,129
                                                              ---------         ---------         ---------

    Total operating expenses                                    114,650           146,963           126,610
                                                              ---------         ---------         ---------

OPERATING INCOME (LOSS)                                           5,290           (18,755)           (4,822)

OTHER INCOME:
Interest expense                                                    (46)                                (25)
Interest income                                                     869               799               487
Equity in earnings of affiliate (Note 4)                             72                96               149
                                                              ---------         ---------         ---------

     Total other income                                             895               895               611
                                                              ---------         ---------         ---------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                                6,185           (17,860)           (4,211)

INCOME TAX PROVISION (BENEFIT) (Note 6)                           2,426            (2,761)               55
                                                              ---------         ---------         ---------

NET INCOME (LOSS)                                             $   3,759         $ (15,099)        $  (4,266)
                                                              =========         =========         =========

BASIC EARNINGS (LOSS) PER SHARE (Note 12)                     $    0.70         $   (2.72)        $   (0.78)
                                                              =========         =========         =========

DILUTED EARNINGS (LOSS) PER SHARE (Note 12)                   $    0.63         $   (2.72)        $   (0.78)
                                                              =========         =========         =========

WEIGHTED AVERAGE COMMON SHARES - BASIC                            5,370             5,551             5,439
                                                              =========         =========         =========

WEIGHTED AVERAGE COMMON SHARES - DILUTED                          5,990             5,551             5,439
                                                              =========         =========         =========


See notes to consolidated financial statements

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

           Years ended December 31, 1996 and 1997 and January 1, 1999

                                                                                                           RETAINED
                                                COMMON STOCK            TREASURY STOCK        ADDITIONAL   EARNINGS      TOTAL
                                            ---------------------     --------------------      PAID-IN  (ACCUMULATED STOCKHOLDERS'
                                             SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL    DEFICIT)      EQUITY
                                            --------     --------     --------    --------    ---------  ------------ -------------
BALANCE, January 1, 1996                       3,564     $  6,454           --    $     --     $     --    $   (466)    $  5,988

Change in stated par value of
  shares from no par to $.01                               (6,418)                                6,418
Stock issued to the public                     2,138           21                                26,499                   26,520
Stock options exercised                           58            1                                   334                      335
Tax benefit related to exercise of stock
  options                                                                                           116                      116
Cashless exercise of warrants (Note 11)          131
Net income                                                                                                    3,759        3,759
                                            --------     --------     --------    --------     --------    --------     --------
BALANCE, December 31, 1996                     5,891           58                                33,367       3,293       36,718

Stock options exercised                            9            1                                    62                       63
Repurchase of common stock                      (507)                      507      (3,004)                               (3,004)
Net loss                                                                                                    (15,099)     (15,099)
                                            --------     --------     --------    --------     --------    --------     --------
BALANCE, December 31, 1997                     5,393           59          507      (3,004)      33,429     (11,806)      18,678

Stock options exercised                           30                                                 88                       88
Employee stock purchases                          12                                                 45                       45
Shares issued as bonus (Note 10)                  43            1                                   178                      179
Net loss                                                                                                     (4,266)      (4,266)
                                            --------     --------     --------    --------     --------    --------     --------
BALANCE, January 1, 1999                       5,478     $     60          507    $ (3,004)    $ 33,740    $(16,072)    $ 14,724
                                            ========     ========     ========    ========     ========    ========     ========


See notes to consolidated financial statements

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              YEARS ENDED
                                                             --------------------------------------------
                                                             DECEMBER 31,     DECEMBER 31,     JANUARY 1,
                                                                1996             1997             1999
                                                             ------------    -------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $  3,759         $(15,099)        $ (4,266)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                    595              997            1,129
  Equity in earnings of affiliate                                  (72)             (96)            (149)
  Deferred income taxes, net                                      (167)             360
  Provision for doubtful receivables and other, net                105              918             (270)
  Restructuring and other charges (Note 2)                                        5,420
  Changes in assets and liabilities:
    Accounts receivable                                        (10,522)           5,659            5,101
  Income tax refund receivable                                                   (2,905)           2,824
    Prepaid expenses and other current assets                       74             (252)             104
    Other assets                                                   213             (744)             441
    Accounts payable                                            (1,066)           2,670           (2,248)
    Other current liabilities                                    5,657              173           (5,204)
    Income taxes payable                                          (228)             (64)              43
    Other liabilities                                                               131             (871)
                                                              --------         --------         --------
      Net cash used in operating activities                     (1,652)          (2,832)          (3,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                               (332)            (759)            (516)
Capitalization of software development costs                    (1,987)                             (174)
Investment in affiliate                                           (150)
                                                              --------         --------         --------

      Net cash used in investing activities                     (2,469)            (759)            (690)



See notes to consolidated financial statements

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)



                                                                                YEARS ENDED
                                                                ---------------------------------------------
                                                                DECEMBER 31,    DECEMBER 31,       JANUARY 1,
                                                                   1996             1997             1999
                                                                ------------    ------------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                             $ (3,400)        $     --         $     --
Proceeds from long-term debt                                                                          2,000
Proceeds from issuance of common stock to the public               26,520
Proceeds from issuance of common stock                                335               63              133
Repurchase of common stock                                                          (3,004)
                                                                 --------         --------         --------
      Net cash provided by(used in) financing activities           23,455           (2,941)           2,133
                                                                 --------         --------         --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 19,334           (6,532)          (1,923)

CASH AND CASH EQUIVALENTS, beginning of period                        185           19,519           12,987
                                                                 --------         --------         --------
CASH AND CASH EQUIVALENTS, end of period                         $ 19,519         $ 12,987         $ 11,064
                                                                 ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Cash paid (refunded) during the year for:
  Interest                                                       $     69         $     --         $     25
                                                                 ========         ========         ========
  Income taxes                                                   $  2,853         $    129         $ (2,753)
                                                                 ========         ========         ========

See Notes 10 and 11 to consolidated financial statements for description of noncash transactions.



See notes to consolidated financial statements

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Company Description - PIA Merchandising Services, Inc. and subsidiaries ("Company") provides in-store merchandising services primarily on behalf of branded product manufacturers at retail grocery stores, mass merchandisers, drug stores and discount drug stores. The Company's in-store services include checking for authorized distribution of client products, cutting in products approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, ensuring shelf tags are in place, checking for the overall salability of clients' products, and performing new product and promotion selling. The Company also performs special in-store projects, such as new store sets and existing store resets, remerchandisings, remodels and category implementations, and executes and maintains point of purchase displays and materials. In addition, the Company collects and provides to certain clients a variety of merchandising data that is category and store-specific. The Company is also a supplier of regularly scheduled, shared merchandising services in the United States. The Company's management has evaluated the allocation of resources in assessing performance and determined the Company operates in three operating segments, dedicated services, shared services, and project services (Note
      13).

      Principles of Consolidation - The consolidated financial statements include the accounts of PIA Merchandising Services, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for the Company's investment in affiliate (Note 4).

      Cash Equivalents - The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

      Accounts Receivable and Credit Risk - During the ordinary course of the Company's business, the Company grants trade credit to its clients, which consist primarily of packaged goods manufacturers and retailers. The Company's ten largest clients generated approximately 57.0%, 69.0% and 75.0% of the Company's net revenues for the fiscal years ended December 31, 1996, December 31, 1997 and January 1, 1999, respectively.

      During the fiscal year ended January 1, 1999, three of the Company's clients accounted for 15.6%, 12.6% and 10.6% of the Company's net revenues. During 1997, two clients accounted for 16.0% and 13.6% of the Company's net revenues. Given the significant amount of net revenues derived from certain clients, collectibility issues arising from financial difficulties of any of these clients or the loss of any such clients could have a material adverse effect on the Company's business. Unbilled accounts receivable represent merchandising services performed that are pending billing until the requisite documents have been processed or projects have been completed (Note 3).

      Property and Equipment - Property and equipment are stated at cost and depreciated on the straight-line method over estimated useful lives, ranging from three to seven years. Leasehold improvements are amortized over the estimated useful life of the asset or the term of the lease, whichever is shorter.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


      The Company has chosen to early adopt Statement of Position ("SOP") No. 98 -1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use as of January 1, 1998. The SOP provides guidance in accounting for the costs of computer software developed or obtained for internal use. The effects of the adoption of the SOP have been reflected in the 1998 consolidated financial statements and are not material.

      Other Assets - Other assets consist primarily of refundable deposits.

      Deferred Revenue - Client payments received in advance of merchandising services performed are classified as deferred revenue (Note 3).

      Amounts Held on Behalf of Third Parties - Amounts held on behalf of third parties arise from agreements with retailers to provide services for their private label manufacturers' products and represent amounts to be utilized for certain future services including merchandising-related expenditures on behalf of the retailers (Note 3). These agreements renew annually and are cancelable on December 31 of each year or upon ninety-day written notice by either party.

      Revenue Recognition - The Company's services are provided under various types of contracts, which consist primarily of fixed fee and commission-based arrangements. Under fixed fee arrangements, revenues are recognized monthly based on a fixed fee per month over a service period of typically one year, as defined in the contract.

      The Company's commission-based contracts provide for commissions to be earned based on a specified percentage of the client's net sales of certain products to designated retail chains. In conjunction with these commission arrangements, the Company receives draws on a monthly basis, which are to be applied against commissions earned. These draws approximate estimated minimum revenue to be earned on the contract and are recognized on a monthly basis, over a service period of typically one-year. The Company recognizes adjustments on commission-based sales in the period such amounts become determinable. Commissions are usually owed to the Company in excess of draws received.

      The Company also performs services on a specific project basis. Revenues related to these projects are recognized as services are performed or costs are incurred. Certain of the Company's contracts are to perform project work over a specified period ranging from one to twelve months. Revenue under these types of contracts is recognized essentially on the percentage of completion method. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determinable.

      Field Service Costs - Field service costs are comprised principally of field labor and related costs and expenses required to provide shared services, project activities, key account management and related technology costs, as well as field overhead required to support the activities of these groups of employees.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


      Accounting for Stock-Based Compensation - Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires disclosure of fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to continue to account for employee stock-based transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed in Note 11 to the consolidated financial statements pro forma diluted net income (loss) and net income (loss) per share as if the Company had applied the fair value method of accounting.

      Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

      Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. For the years ended January 1, 1999, December 31, 1997 and December 31, 1996, the Company has no reported differences between net income (loss) and comprehensive income (loss). Therefore, statements of comprehensive income (loss) have not been presented.

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

      Vendor Concentration - In addition to the Company's own employees, the Company utilizes a force of trained merchandisers employed by a third-party payrolling company engaged principally in the performance of retailer-mandated and project activities. For the fiscal years ended December 31, 1996, December 31, 1997 and January 1, 1999, the Company paid this payrolling company approximately $31,145,000, $38,936,000 and $32,213,000, respectively (Note 3).

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


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

      Fair Value of Financial Instruments - The Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long term debt. The Company considers carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of long-term debt approximate fair value because the obligation bears interest at a floating rate.

      Change in Fiscal Year - Effective January 1, 1998, the Company changed its fiscal year end for financial statement purposes from a calendar year to a 52/53-week fiscal year. Beginning with fiscal year 1998, the Company's fiscal year will end on the Friday closest to December 31. The years ended December 31, 1997 and January 1, 1999 each consist of approximately 52 weeks. The Company does not believe that this change has a material impact on the financial statements.

      New Accounting Pronouncements - The Company has adopted SFAS No. 131. Disclosure About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has disclosed in Note 13 certain information about the Company's products and major customers.

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities and will continue to evaluate the effect of adopting SFAS No. 133. The Company is expected to adopt SFAS No. 133 in its fiscal year 2000.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


2.    RESTRUCTURING AND OTHER CHARGES

During 1997, the Company experienced declining gross margins and resultant operating losses, due to service performance issues and the loss of several shared clients. This decline in margins has resulted in insufficient margin dollars to cover the overhead structure, which had developed at the field level and in the general corporate area. In the quarter ended September 30, 1997, the Company addressed these conditions by restructuring its operations, focusing on a more disciplined and functional operational structure, and redirecting its technology strategies, resulting in a $5,420,000 charge for restructuring and other charges. The restructuring charges consist of $1,522,000 identified severance of corporate and field employees and lease costs in various management and administrative functions. The restructuring charges also include $2,121,000 in the write downs and accruals associated with the abandonment of certain internally developed software and specialized computer equipment under long-term operating leases due to a redirection of the Company's technology strategies (Note 3). Other charges consisted primarily of $1,297,000 of reserves and write offs related to unprofitable contracts, and $480,000 of costs associated with changes in the Company's service delivery model. At January 1, 1999, $428,000 is remaining in accrued liabilities in the accompanying consolidated balance sheet consisting of $410,000 to specialized computer equipment under long-term operating leases no longer in use and $18,000 to employee separation costs.

The following table displays a rollforward of the liabilities for restructuring and other charges from December 31, 1996 to January 1, 1999 (in thousands):

                                         INITIAL                        DECEMBER 31,                     JANUARY 1,
                                      RESTRUCTURING         1997           1997            1998            1999
TYPE OF COST                         AND OTHER CHARGES   DEDUCTIONS       BALANCE        DEDUCTIONS       BALANCE
----------------------------------  ------------------- ------------   --------------   ------------    ------------
  Employee Separation                     $ 1,372         $  (885)        $   487         $  (469)        $    18
  Facility Closing                            150                            150             (150)
  Technology writedown
      and related operating leases          2,121          (1,086)          1,035            (625)            410
  Unprofitable Contracts                    1,297            (797)            500            (500)
  Other                                       480            (338)            142            (142)
                                          -------         -------         -------         -------         -------
                                          $ 5,420         $(3,106)        $ 2,314         $(1,886)        $   428
                                          =======         =======         =======         =======         =======


Management believes that the remaining reserves for restructuring are adequate to complete its plan.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


3.    SUPPLEMENTAL BALANCE SHEET INFORMATION

      Accounts receivable, net, consist of the following (in thousands):


                                                    DECEMBER 31,      JANUARY 1,
                                                        1997             1999
                                                    ------------      ----------
     Trade                                            $ 15,411         $  9,511
     Unbilled                                            2,034            2,358
     Non-trade                                              59              174
                                                      --------         --------

                                                        17,504           12,043
     Allowance for doubtful accounts and other          (1,451)            (821)
                                                      --------         --------

                                                      $ 16,053         $ 11,222
                                                      ========         ========

      Property and equipment, net, consist of the following (in thousands):

                                                    DECEMBER 31,      JANUARY 1,
                                                        1997             1999
                                                    ------------      ----------
     Equipment                                        $  3,680         $  3,873
     Furniture and fixtures                                662              719
     Leasehold improvements                                160              165
     Capitalized software development costs                902            1,076
                                                      --------         --------

                                                         5,404            5,833
     Less accumulated depreciation and amortization     (2,988)          (3,842)
                                                      --------         --------

                                                      $  2,416         $  1,991
                                                      ========         ========


      During 1997, the Company recorded certain restructuring charges (Note 2). In connection with the restructuring, the Company recorded a charge of approximately $1,000,000 for the impairment of capitalized software costs.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


      Other current liabilities consist of the following (in thousands):

                                                     DECEMBER 31,    JANUARY 1,
                                                         1997           1999
                                                     ------------    ----------
     Accrued salaries and other related costs          $ 1,237        $ 1,123
     Accrued payroll to third party                      2,847          1,557
     Accrued medical and compensation insurance          1,456          1,906
     Deferred revenue                                    1,039            426
     Amounts held on behalf of third parties             1,116            641
     Accrued rebate                                      2,200
     Restructuring costs                                 1,475            428
     Other                                               1,964          1,870
                                                       -------        -------
                                                       $13,334        $ 7,951
                                                       =======        =======

4.    INVESTMENT IN AFFILIATE

      During 1996, the Company increased its voting ownership in Ameritel Corporation, a full-service telemarketing company, to 20%. Accordingly, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. The change in method was not material to the carrying value of the investment in the accompanying financial statements.

      Following is a summary of condensed unaudited financial information pertaining to Ameritel Corporation (in thousands):


                                                     DECEMBER 31,    JANUARY 1,
                                                         1997           1999
                                                     ------------    ----------
     Current assets                                     $1,545         $2,816
     Noncurrent assets                                   1,252          3,786
     Current liabilities                                 1,443          1,827
     Long-term liabilities                                 128          2,803
     Stockholders' equity                                1,226          1,972
     Net income for the year                               523            746

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


5.    LINE OF CREDIT

      On December 10, 1998, the Company entered a long-term revolving line of credit agreement a bank to provide an asset-based credit facility with maximum borrowing up to $20.0 million. Under this agreement, the line is to expire on December 7, 2001. All revolving credit loans bear interest at the agent bank's prime rate plus 0.25 % (7.75% at January 1, 1999, or 8.0%), or the London Interbank Offered Rate ("LIBOR") plus 2.75% (5.06% at January 1, 1999, or 7.81%) at the Company's option. As of January 1, 1999, the outstanding balance on the line of credit was $2,000,000. The Company's available borrowing is the sum of 80% of all eligible accounts receivable, plus 100% of eligible cash collateral less outstanding revolving credit loan.

      Under the terms of the long-term debt agreement, the Company is subject to certain financial covenants. Key covenants require the Company to maintain a minimum current ratio, total liabilities to tangible net worth ratio, tangible net worth, working capital, and net income. At January 1, 1999, the Company complied with all such covenants. As of January 1, 1999, available borrowings were $4,796,000.

6.    INCOME TAXES

      The provision (benefit) for income taxes is summarized below for the years ended December 31, 1996, December 31, 1997 and January 1, 1999 (in thousands):

                                                            YEARS ENDED
                                            -------------------------------------------
                                            DECEMBER 31,    DECEMBER 31,     JANUARY 1,
                                               1996            1997            1999
                                            ------------    ------------     ----------
     Current income taxes:
       Federal                                $ 2,163         $(3,082)        $    --
       State                                      430             (19)             55
                                              -------         -------         -------

                                                2,593          (3,101)             55
     Deferred income taxes:
       Federal                                   (135)         (2,846)         (1,554)
       State                                      (32)           (380)             (1)
                                              -------         -------         -------

                                                 (167)         (3,226)         (1,555)
     Increase in valuation allowance                            3,566           1,555
                                              -------         -------         -------

     Provision (benefit) for income taxes     $ 2,426         $(2,761)        $    55
                                              =======         =======         =======

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


      Reconciliation between the provision (benefit) for income taxes as required by applying the federal statutory rate of 35% to that included in the financial statements is as follows (in thousands):


                                                                    YEARS ENDED
                                                     -------------------------------------------
                                                     DECEMBER 31,    DECEMBER 31,     JANUARY 1,
                                                        1996            1997            1999
                                                     ------------    ------------     ----------
     Provision (benefit) for income taxes at
       federal statutory rate                          $ 2,165         $(6,251)        $(1,473)
     State income taxes, net of federal benefit            259             (12)             14
     Other permanent differences                           (31)
     Change in valuation allowance                                       3,566           1,555
     Other                                                  33             (64)            (41)
                                                       -------         -------         -------

     Provision (benefit) for income taxes              $ 2,426         $(2,761)        $    55
                                                       =======         =======         =======


      Deferred taxes consist of the following (in thousands):


                                                                     DECEMBER 31,     JANUARY 1,
                                                                         1997            1999
                                                                     ------------     ----------
     Net operating loss carryforwards                                  $ 1,877         $ 3,880
     State tax provision                                                  (270)           (146)
     Accrued compensation                                                  131             229
     Accrued insurance                                                     427             793
     Allowance for doubtful accounts and other receivable                1,158             312
     Depreciation                                                         (180)            (52)
     Other                                                                 423             105
                                                                       -------         -------

     Deferred tax assets                                                 3,566           5,121
     Valuation allowance                                                (3,566)         (5,121)
                                                                       -------         -------

     Net deferred taxes                                                $    --         $    --
                                                                       =======         =======

      At January 1, 1999, the Company has net operating loss carry forwards of $10,688,000 available to reduce future federal taxable income and $3,815,000 available to reduce future California State taxable income. The Company has Federal and California net operating loss carry forwards which begin expiring in the year 2012 and 2002, respectively. The Company has established a full valuation allowance for the deferred tax assets due to its continuing losses.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


7.    EMPLOYEE BENEFITS

      Pension Plans - Certain of the Company's employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. Pension expense related to these plans was approximately $172,000, $178,000 and $202,000 for the years ended December 31, 1996, December 31, 1997 and January 1, 1999, respectively. The administrators have advised the Company that there were no withdrawal liabilities as of December 1990, the most recent date for which an analysis was made. The Company has no current intention of withdrawing from any of these plans.

      Retirement Plan - The Company has a 401(k)-retirement plan covering all employees not participating in the pension plans. Eligible employees, as defined by the 401(k) plan, may elect to contribute up to 15% of their total compensation; not to exceed the amount allowed by the Internal Revenue Service code guidelines. The Company makes matching contributions to the 401(k) plan each year equal to 50% of the employee contributions, not to exceed 4% of the total compensation, and can also make discretionary matching contributions. Employee contributions are fully vested at all times, and the Company's matching contributions vest over five years. The Company's matching contributions were approximately $468,000, $506,000 and $471,000 for the years ended December 31, 1996,
      December 31, 1997 and January 1, 1999, respectively.

8.    COMMITMENTS AND CONTINGENCIES

      The Company leases its facilities under operating leases and leases certain computer and office equipment under two- to five-year operating lease agreements. Total rent expense relating to these leases was approximately $2,756,000, $6,369,000 and $5,646,000 for the years ended December 31, 1996, December 31, 1997 and January 1, 1999, respectively, with sublease income of $101,000 in fiscal year 1998.

      The following table sets forth future minimum lease payments under noncancelable operating leases as of January 1, 1999 (in thousands):


          Fiscal Year:
                                                   Rent    Sublease    Total
                                                  ------   --------   ------
             1999                                 $4,038    $ (261)   $3,777
             2000                                  1,882               1,882
             2001                                  1,238               1,238
             2002                                    903                 903
             2003                                    147                 147
                                                  ------    ------    ------
             Total future minimum lease payments  $8,208    $ (261)   $7,947
                                                  ======    ======    ======

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


9.    RELATED-PARTY TRANSACTIONS

      The Company receives legal services from a law firm previously affiliated with its principal stockholder and paid approximately $516,000, $189,000 and $114,000 for such legal services during the years ended December 31, 1996, December 31, 1997 and January 1, 1999, respectively.

      The Company has an investment in an affiliate, which provides telemarketing and related services (Note 4). The Company paid approximately $524,000 and $898,000 during the years ended December 31, 1997 and January 1, 1999, respectively. Approximately $50,000 was payable to the affiliate at January 1, 1999.

10.   STOCK TRANSACTIONS AND WARRANTS

      In March 1996, the Company completed an initial stock offering and sold 1,788,000 shares of its common stock, at a net price of $13.02 per share. An additional 349,800 shares of common stock were sold also at a net $13.02 per share, pursuant to an underwriters over-allotment provision. The net proceeds of the approximately $26.5 million raised by the Company were used, in part, to repay existing bank debt.

      During the three fiscal years 1996, 1997 and 1998, the Company issued the following shares of common stock, 57,798 shares, 8,107 shares, and 30,328 shares, respectively as a result of options that were exercised (Note 11). The income tax effect of any difference between the market price of the Company's common stock at the grant date and the market price at the exercise date is credited to additional paid-in capital, as required.

      On February 17, 1997, the Company adopted an Employee Stock Purchase Plan ("ESP Plan"). The ESP Plan allows employees of the Company to purchase common stock at a discount, without having to pay any commissions on the purchases. The discount is the greater of 15% of the fair market value ("FMV") at the end of the reportable period or the difference between the FMV at the beginning and end of the reportable period. The maximum amount that any employee can contribute to the ESP Plan per quarter is $6,250, and the total number of shares reserved by the Company for purchase under the ESP Plan is 200,000. During 1998, the Company issued 12,290 shares of common stock, at a weighted average price of $3.69 per share.

      In May 1998, the Company issued 42,670 shares of common stock to two employees as compensation for services and recorded $179,000 of compensation expense.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


      During February 1996, 100,000 warrants issued in conjunction with a 1992 line of credit for the purchase of 152,405 shares of common stock at $1.82 per share, were exercised through a cashless exercise, based on the estimated fair market value of the Company's common stock, at the date of exercise of $14.00, reduced the number of shares issued to 87,000. During October 1996, the remaining warrants to purchase 52,405 shares of common stock at $1.82 per share were exercised through a cashless exercise, based on the estimated fair value of the Company's common stock at the date of exercise of $12.75, reduced the number of shares issued to 44,924.

11.   STOCK OPTIONS

      The Company has three stock option plans: the 1990 Stock Option Plan (1990
      Plan), the 1995 Stock Option Plan (1995 Plan), and the 1995 Director's Plan (Director's Plan).

      The 1990 Plan is a nonqualified option plan providing for the issuance of up to 810,811 shares of common stock to officers, directors and key employees. The options have a term of 10 years and one week and are either fully vested or will vest ratably no later than five years from the grant date. During 1995, the Company elected to no longer grant options under this plan.

      The 1995 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants and directors of the Company for the purchase of up to 1,300,000 shares of the Company's common stock. The options have a term of ten years, except in the case of incentive stock options granted to greater than ten-percent stockholders of the Company, for which the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant; the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. At January 1, 1999, options to purchase 281,746 shares were available for grant under this plan.

      The Director's Plan is a stock option plan for nonemployee directors and provides for the purchase of up to 100,000 shares of the Company's common stock. An option to purchase 1,500 shares of the Company's common stock shall be granted automatically each year to each director, following the Company's annual stockholders' meeting. The exercise price of options issued under this plan shall be not less than the fair market value of the Company's common stock on the date of grant. Each option under this plan shall vest and become exercisable in full on the first anniversary of its grant date, provided the optionee is reelected as a director of the Company. The maximum term of options granted under the plan is ten years and one day, subject to earlier termination following an optionee's cessation of service with the Company. At January 1, 1999, options to purchase 89,500 shares were available for grant under this plan.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


      The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. No compensation cost has been recognized for the stock option plans. The impact of stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996, 1997 and 1998 pro forma adjustments may not be indicative of future period pro forma adjustments, when the calculation will apply to all applicable future stock options. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income
      (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                                              Years Ended
                                                            ------------------------------------------------
                                                            DECEMBER 31,      DECEMBER 31,         JANUARY 1,
                                                                1996              1997               1999
                                                            ------------      ------------        ----------
     Net income (loss), as reported (in thousands)           $    3,759        $  (15,099)        $   (4,266)
     Net income (loss), pro forma (in thousands)             $    3,564        $  (15,808)        $   (5,420)

     Basic net income (loss) per share, as reported          $     0.70        $    (2.72)        $    (0.78)
     Basic net income (loss) per share, pro forma            $     0.66        $    (2.85)        $    (1.00)

     Diluted net income (loss) per share, as reported        $     0.63        $    (2.72)        $    (0.78)
     Diluted net income (loss) per share, pro forma          $     0.60        $    (2.85)        $    (1.00)

      The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model, using the return on a ten year treasury bill, with the following weighted-average assumptions used for grants in 1998: dividend yield of 0%; expected volatility of 104.6%; risk-free interest rate of 4.7%; and expected lives of six years. The following weighted-average assumptions were used for grants in 1997: dividend yield of 0%; expected weighted-average volatility of 79.5%; risk-free interest rate of 6.2%; and expected lives of six years. The following assumptions were used for grants in 1996: dividend yield of 0%; expected volatility of 101.7%; risk-free interest rate of 6.3%; and expected lives of six years.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


      The following table summarizes activity under the Company's 1990 Plan, 1995 Plan and Directors' Plan:


                                                                       YEARS ENDED
                           --------------------------------------------------------------------------------------------------
                                    DECEMBER 31,                       DECEMBER 31,                      JANUARY 1,
                                       1996                               1997                              1999
                           ----------------------------       ----------------------------       ----------------------------
                                             WEIGHTED-                          WEIGHTED-                          WEIGHTED-
                                              AVERAGE                            AVERAGE                           AVERAGE
                                              EXERCISE                           EXERCISE                          EXERCISE
                             SHARES            PRICE            SHARES            PRICE            SHARES            PRICE
                           ----------        ----------       ----------        ----------       ----------        ----------
Options
  outstanding,
  beginning of year           791,356         $   6.76           883,202         $   8.12         1,526,851         $   6.10
Options granted               234,540         $  13.57           938,325         $   5.55           350,500         $   5.49
Options exercised             (57,798)        $   5.85            (8,107)        $   7.77           (30,328)        $   2.91
Options canceled
   or expired                 (84,896)        $   9.25          (286,569)        $  10.45          (408,738)        $   6.51
                           ----------                         ----------                         ----------

Options
  outstanding,
  end of year                 883,202         $   8.12         1,526,851         $   6.10         1,438,285         $   5.91
                           ==========                         ==========                         ==========
Option price
  range at
  end of year              $     2.78 to                      $     2.78 to                      $     2.78 to
                           $    14.00                         $    14.00                         $    14.00

Option price
  range for                $     2.78 to                      $     7.40 to                      $     2.78 to
  exercised shares         $     9.81                         $     8.51                         $     5.32

Weighted-average
  fair value of
  options granted
  during the year          $    11.18                         $     4.01                         $     5.49

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


      The following table summarizes information about fixed-price stock options outstanding at January 1, 1999:

                                                  OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                  -------------------------------------------------        ------------------------------
                                                       WEIGHTED-
                                     NUMBER             AVERAGE           WEIGHTED-           NUMBER            WEIGHTED-
              RANGE OF            OUTSTANDING AT       REMAINING           AVERAGE         EXERCISABLE AT        AVERAGE
              EXERCISE              JANUARY 1,        CONTRACTUAL          EXERCISE          JANUARY 1,          EXERCISE
               PRICES                 1999               LIFE               PRICE              1999               PRICE
          ---------------         --------------      -----------         ---------        --------------       ---------
                    $2.78             129,729               3.17          $    2.78            129,729          $    2.78
              $3.69-$6.25           1,005,119               8.91          $    5.51            208,537          $    5.55
              $7.40-$9.81             263,302               5.09          $    7.75            261,275          $    7.74
                   $14.00              40,135               7.51          $   14.00             35,135          $   14.00
                                    ---------                                                ---------
          $2.78 to $14.00           1,438,285               7.65          $    5.91            634,676          $    6.35
                                    =========                                                =========

      Outstanding warrants are summarized below:


                                          SHARES               EXERCISE
                                        SUBJECT TO            PRICE PER
                                         WARRANTS               SHARE
                                       -----------          -------------
     Balance, January 1, 1996             248,800           $1.82 - $8.51
       Exercised                         (152,405)                  $1.82
                                         --------

     Balance, December 31, 1996            96,395           $2.78 - $8.51
                                         --------

     Balance, December 31, 1997            96,395           $2.78 - $8.51
                                         --------

     Balance, January 1, 1999              96,395           $2.78 - $8.51
                                         ========

      The above warrants expire at various dates from 2002 through 2004.

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


12.   EARNINGS PER SHARE


                                                                           YEARS ENDED
                                                         ------------------------------------------------
                                                         DECEMBER 31,      DECEMBER 31,        JANUARY 1,
                                                             1996              1997               1999
                                                         ------------      ------------        ----------
                                                               (in thousands, except per share data)
     Basic:
       Weighted-average common shares outstanding             5,370             5,551              5,439

     Net income (loss)                                     $  3,759          $(15,099)          $ (4,266)
                                                           ========          ========           ========

     Basic earnings per share                              $   0.70          $  (2.72)          $  (0.78)
                                                           ========          ========           ========

     Diluted:
       Weighted-average common shares - basic                 5,370             5,551              5,439
       Potential common shares                                  620
                                                           --------          --------           --------

       Weighted-average common shares - diluted               5,990             5,551              5,439
                                                           ========          ========           ========

     Net income (loss)                                     $  3,759          $(15,099)          $ (4,266)
                                                           ========          ========           ========

     Diluted earnings per share                            $   0.63          $  (2.72)          $  (0.78)
                                                           ========          ========           ========

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999


13.   SEGMENTS

      Utilizing the management approach, the Company has broken down its business based upon the nature of services provided, i.e., dedicated, shared service and project. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported in the following includes only net revenues (in thousands):


                                                     BUSINESS SEGMENTS
                               --------------------------------------------------------------
                               DEDICATED      SHARED SERVICE       PROJECTS           TOTAL
                               --------       --------------       --------          --------
     Fiscal year 1998
       Net revenues            $ 38,766          $ 40,216          $ 42,806          $121,788
                               ========          ========          ========          ========

     Fiscal year 1997
       Net revenues            $ 44,423          $ 44,932          $ 38,853          $128,208
                               ========          ========          ========          ========

     Fiscal year 1996
       Net revenues            $ 21,894          $ 68,446          $ 29,600          $119,940
                               ========          ========          ========          ========


      During the years ended January 1, 1999, December 31, 1997 and December 31, 1996, sales to two major customers (three major customers for year ended January 1, 1999) totaled $47.3 million, 38.0 million and $26.4 million, respectively.

14.   SUBSEQUENT EVENT

      On February 28, 1999, the Company signed a definitive agreement with the SPAR Group to merge in a stock transaction involving the issuance of approximately 12.3 million of PIA stock to the shareholders of the SPAR Group. The transaction is subject to shareholder and regulatory approval. After the merger, SPAR Group shareholders will own approximately 69% of PIA Common Stock. The Companies expect to complete the transaction by May 1999.

                                                                    EXHIBIT 11.1


                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                  ADDITIONS       WRITE OFFS
                                                  BALANCE AT      CHARGED TO          AND         BALANCE AT
                                                   BEGINNING      COSTS AND        ALLOWANCE         END
                                                    OF YEAR       EXPENSES(1)       CHARGES        OF YEAR
                                                  ----------     ------------     -----------     ---------
DESCRIPTION

Year ended December 31, 1996 -
  Allowance for doubtful accounts and other        $    424        $  105           $   54         $    583

Year ended December 31, 1997 -
  Allowance for doubtful accounts and other        $    583        $  918           $  (50)        $  1,451

Year ended January 1, 1999 -
  Allowance for doubtful accounts and other        $  1,451        $ (270)          $ (360)        $    821



(1)  Includes amounts charged to revenues for rebates, price adjustments and other.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
------             -----------
  3.1     *   Certificate of Incorporation of PIA

  3.2     *   By-laws of PIA

  4.1     *   Registration Rights Agreement entered into as of
              January 21, 1992 by and between RVM Holding Corporation.
              RVM/PIA, a California Limited Partnership, The Riordan
              Foundation and Creditanstalt-Bankvering.

 10.1     *   1990 Stock Option Plan

 10.2 Amended and Restated 1995 Stock Option Plan (incorporated by reference of Exhibit 10.2 to the Company's Form 10Q for the 2nd Quarter ended July 3, 1998).

 10.3     *   1995 Stock Option Plan for Non-employee Directors

 10.4         Employment Agreement dated as of June 25, 1997 between
              PIA and Terry R. Peets (incorporated by reference to
              Exhibit 10.5 to the Company's Form 10-Q for the 2nd
              Quarter ended June 30, 1997)

 10.5 Severance Agreement dated as of February 20, 1998 between PIA and Cathy L. Wood (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the 1st
              Quarter ended April 30, 1998)

 10.6         Severance Agreement dated as of August 10, 1998 between
              PIA and Clinton E. Owens (incorporated by reference to
              Exhibit 10.6 to the Company's Form 10-Q for the 3rd
              Quarter ended October 2, 1998)

 10.7         Amendment No. 1 to Employment Agreement dated as of
              October 1, 1998 between PIA and Terry R. Peets
              (filed herein)

 10.8 Amended and Restated Severance Compensation Agreement dated as of October 1, 1998 between PIA and Cathy L. Wood
              (filed herein)

 10.9         Loan and Security Agreement dated December 7, 1998 among
              Mellon Bank, N.A., PIA Merchandising Co., Inc., Pacific
              Indoor Display Co. and PIA. (filed herein)

 10.10        Agreement and Plan of Merger dated as of February 28,
              1999 among PIA, S.G. Acquisition, Inc., PIA
              Merchandising Co., Inc., SPAR Acquisition, In., SPAR
              Marketing, Inc., SPAR Marketing Force, Inc., SPAR, Inc.,
              SPAR/Burgoyne Retail Services, Inc., SPAR Incentive
              Marketing, Inc., SPAR MCI Performance Group, Inc. and
              SPAR Trademarks, Inc. (filed herein)

 10.11        Voting Agreement dated as of February 28, 1999 among
              PIA, Clinton E. Owens, RVM/PIA, California limited partnership, Robert G. Brown and William H. Bartels
              (filed herein)

 21.1     *   Subsidiaries of the Company

 23.1         Consent of Deloitte & Touche LLP

 27.1         Financial Data Schedule

-------------
* Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-80429) on December 14, 1995.