Form 10-K/A
period 1999-01-01
PIA MERCHANDISING SERVICES INC
filed 1999-05-03
CIK 1004989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------


                                  FORM 10-K/A

                                Amendment No. 1



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


                19900 MACARTHUR BLVD, SUITE 900, IRVINE, CA 92612
          (Address of principal executive offices, including zip code)


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

                       DOCUMENTS INCORPORATED BY REFERENCE


                                     None.


================================================================================

                        PIA MERCHANDISING SERVICES, INC.


                          ANNUAL REPORT ON FORM 10-K/A



                                      INDEX

                                     PART I

                                                                                  PAGE
 Item 1.   Business                                                                  3
 Item 2.   Properties                                                               15
 Item 3.   Legal and Administrative Proceedings                                     15
 Item 4.   Submission of Matters to a Vote of Security Holders                      15

                                   PART II

 Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters    16
 Item 6.   Selected Consolidated Financial Data                                     17
 Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    18
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk               25
 Item 8.   Financial Statements and Supplementary Data                              25
 Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                     25

                                  PART III

 Item 10.  Directors and Executive Officers of the Registrant                       26
 Item 11.  Executive Compensation                                                   29
 Item 12.  Security Ownership of Certain Beneficial Owners and Management           35
 Item 13.  Certain Relationships and Related Transactions                           38

                                   PART IV
 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K          39
           Signatures                                                               41

                                     PART I


        THIS ANNUAL REPORT ON FORM 10-K/A INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT INCLUDING, IN PARTICULAR, THE STATEMENTS ABOUT PIA'S PLANS AND STRATEGIES UNDER THE HEADINGS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." ALTHOUGH PIA BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT ASSURE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K/A ARE SET FORTH UNDER THE HEADING "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K/A. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO PIA OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED BY THE CAUTIONARY STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON
FORM 10-K/A.



        SEE THE GLOSSARY AT PAGE 13 FOR A DESCRIPTION OF CERTAIN TERMS THAT ARE USED THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K/A.


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

RECENT TRANSACTION


      On February 28, 1999, PIA entered into an agreement with SPAR Group, a privately held affiliated group of companies to merge in a stock transaction. Under the agreement, PIA will issue approximately 12.3 million shares of PIA Common Stock to the stockholders of SPAR Group. SPAR Group is a privately owned provider of retail marketing and sales services offering merchandising support, incentive and motivation marketing programs, information management, marketing research, data base marketing and promotional analysis and forecasting. The transaction will be accounted for as a reverse acquisition in which SPAR Group is deemed to be the accounting acquirer. SPAR Group has annual revenues of approximately $75 million. After the merger, SPAR Group stockholders will own approximately 69% of PIA Common Stock. The transaction requires regulatory and stockholder approval and is expected to close in the second quarter of 1999.

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


        PIA may incur additional indebtedness in 1999 in connection with the merger. SPAR Group acquired the assets of an incentive marketing company in January 1999. A portion of the purchase price was paid through the issuance of a promissory note in the principal amount of $12,422,189 (plus an earn out, if any), which matures on September 15, 1999. As of March 1, 1999, the amount owed under the note was $9.3 million, excluding the earn out payment, if any. In addition, the principal stockholders of SPAR Group loaned SPAR Group $2,958,000 to facilitate the acquisition. If this indebtedness is not repaid before the transaction with PIA is consummated, the combined company will assume these obligations. PIA will also be obligated, under certain circumstances, to pay severance compensation to its employees in connection with the merger. Further, PIA will incur substantial costs in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate of approximately $2.4 million and severance payments estimated to be approximately $3 million. PIA has entered into discussions with its bank to increase its credit line to enable it to meet cash needs in connection with the merger and future potential acquisitions in 1999.


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


        The extent and magnitude of the Year 2000 problem as it will affect PIA externally, both before and after January 1, 2000, is difficult to predict or quantify for a number of reasons. These include the lack of control over systems that are used by third parties that are critical to PIA's operation, the complexity of testing inter-connected networks and applications that depend on third party networks. If any of these third parties experience Year 2000 problems, it could have a material adverse effect on PIA. Due to the nature of its business, however, PIA does not believe that its operations are dependent on third party systems. Furthermore PIA believes that manual processes could be implemented if certain systems failed to function properly.


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


        See Item 14 of this Annual Report on Form 10-K/A.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Set forth in the table below is certain information concerning incumbent directors and the nominees for election as directors of PIA. Ages are shown as of March 1, 1999. All of the incumbent directors are also nominees for the election as directors at PIA's 1999 Annual Meeting of Stockholders. Each nominee has consented to being named in this Form 10-K/A as a nominee for director and has agreed to serve as a director if elected. None of the nominees has any family relationship to any other nominee or to any executive officer of PIA. No arrangement or understanding exists between any nominee and any other person or persons pursuant to which any nominee was or is to be selected as a director or nominee other than with respect to Mr. Owens who has a contractual right to be nominated as a director as long as he holds at least 250,000 shares of PIA Common Stock. Mr. Owens has indicated that he will waive his contractual right to be nominated to the PIA Board if the merger (the "Merger") with SPAR Group is consummated. In connection with the consummation of the Merger, each of the nominees other than Messrs. Collins and Lewis has agreed to resign from the PIA Board, and Messrs. Collins and Lewis will fill three of the five remaining vacancies with the following persons designated by SPAR Group: Robert G. Brown (SPAR Group's Chairman, Chief Executive Officer and President), William H. Bartels (SPAR Group's Vice Chairman, Senior Vice President and Treasurer) and Robert O. Aders.


NAME                            Age                     Position with PIA
--------------------------     ------       -----------------------------------------------
Terry R. Peets                  54          Chief Executive Officer, President and Director
Patrick W. Collins(1)           70          Director
John A. Colwell                 48          Director
Joseph H. Coulombe(2)           68          Director
Patrick C. Haden(1)(2)          46          Director
J. Christopher Lewis            42          Director
Clinton E. Owens                57          Chairman of the Board and Director

----------

(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.

     Set forth below is a brief description of the business experience for the previous five years of all nominees for directors of PIA.

     Mr. Peets joined PIA in August 1997 as Chief Executive Officer, President and Director. Mr. Peets served as Executive Vice President of The Vons Companies, Inc. from 1995 to April 1997. Prior to joining Vons, Mr. Peets served in various sales, marketing and operation roles as Senior Vice President for Ralphs Grocery Company from 1977 to 1994, until he was named Executive Vice President in 1994. Mr. Peets also serves as a director of Supermarkets Online, a division of Catalina Marketing Corporation, a provider of in-store electronic marketing services and Diamond Brands, Inc., a manufacturer and marketer of branded household products.

     Mr. Collins has been a member of the PIA Board since May 1998. Mr. Collins served as Chief Operating Officer of Ralphs Grocery Company for 18 years, 17 of which he served as President and one year as Vice Chairman. Mr. Collins also serves as a director of Catalina Marketing Corporation, a provider of in-store electronic marketing services, and New Bristol Farms, Inc., a gourmet food grocery chain.

     Mr. Colwell has been a member of the PIA Board since March 1991, and currently serves as a consultant to PIA. From February 1997 through August 1997, Mr. Colwell served as interim Vice Chairman of the Board. Mr. Colwell is sole proprietor of a consulting and interim management firm bearing his name, and President of Facility Development Corporation. Since 1991, Mr. Colwell has served as a Managing Director of Lineberger & Co., a private equity investment firm. From November 1991 through February 1997, Mr. Colwell was Senior Vice President of River City Plastics, Inc., a manufacturer of polyvinyl chloride pipe.

     Mr. Coulombe has been a member of the PIA Board since May 1993. Mr. Coulombe is the founder and former Chief Executive Officer of Trader Joe's, a specialty food grocery chain. Mr. Coulombe sold Trader Joe's in 1979 and remained the Chief Executive Officer of Trader Joe's until January 1989. From February 1995 to April 1995, Mr. Coulombe served as President and Chief Executive Officer of Sport Chalet, and served as a director of Sport Chalet from February 1993 to June 1994. From February 1994 to January 1995, Mr. Coulombe served as Chief Executive Officer of Provigo Corp., the Northern California subsidiary of Provigo Inc., of Montreal. From June 1992 to January 1994, Mr. Coulombe served as a member of the Board of Directors of Imperial Bank, a subsidiary of Imperial Bancorp. Mr. Coulombe also serves as a director of Cost Plus World Market, a home furnishings store chain, and New Bristol Farms, Inc., a gourmet food grocery chain.

     Mr. Haden became a member of the PIA Board in August 1988 in connection with PIA's acquisition. Since 1987, Mr. Haden has been a general partner of Riordan, Lewis & Haden (RLH), equity investors in California-based enterprises. RLH's portfolio interests emphasize high growth middle market companies, especially those in the value added service sector. Mr. Haden also serves as a director of Tetra Tech, Inc., an environmental engineering and consulting firm, Data Processing Resources Corporation, a provider of information technology specialty staffing services, and several privately-held companies.

     Mr. Lewis has been a member of the PIA Board since April 1997. Since 1981, Mr. Lewis has been a general partner of Riordan, Lewis & Haden. Mr. Lewis also serves as a director of Tetra Tech, Inc., Data Processing Resources Corporation, SM&A Corporation, California Beach Restaurants, Inc., an owner and operator of restaurants, and several privately-held companies.

     Mr. Owens has been Chairman of PIA since August 1988 and served as Chief Executive Officer of PIA from August 1988 to August 1997. Mr. Owens has over 30 years experience in the merchandising services and packaged goods industries. Mr. Owens previously has served as Senior Vice President of Sales and Marketing of Coca Cola Foods, and has also served in various management positions with RJR Foods and Procter & Gamble, among others.

DIRECTOR MEETINGS AND COMMITTEES

     During fiscal 1998, the PIA Board held nine meetings and took various actions by written consent. Each incumbent director attended at least 75% of the aggregate of (i) the total number of meetings held by the PIA Board during fiscal 1998 and (ii) the total number of meetings held by all committees of the PIA Board during that period within which he was a Director or member of such committee of the PIA Board.

     The standing committees of the PIA Board are the Audit Committee (the "Audit Committee") and the Compensation Committee (the "Compensation Committee"). The Audit Committee held two meetings and the Compensation Committee held one meeting during fiscal 1998. PIA does not have a standing nominating committee or any committee performing the functions thereof.

     The Audit Committee presently consists of Messrs. Haden and Coulombe. The Audit Committee makes recommendations concerning the engagement of independent public accountants; reviews with the independent public accountants the plans for and scope of the audit, reviews the results of the audit; approves the professional services provided by the independent public accountants; reviews the independence of the public accountants; and reviews the adequacy and effectiveness of PIA's internal accounting control.

     The Compensation Committee presently consists of Messrs. Haden and Collins. The Compensation Committee determines compensation for PIA's executive officers and administers PIA's stock incentive plans.

EXECUTIVE OFFICERS

     Set forth in the table below are the names, ages and positions of the current executive officers of PIA. Ages are shown as of March 1, 1999. Executive officers are elected by and serve at the discretion of the PIA Board. None of the executive officers has any family relationship to any nominee for director or to any other executive officer of PIA.


NAME                       Age                          Position with PIA
--------------------      -----        ---------------------------------------------------------------
Clinton E. Owens           57          Chairman of the Board and Director
Terry R. Peets             54          Chief Executive Officer, President and Director
Cathy L. Wood              51          Executive Vice President, Chief Financial Officer and Secretary
Donald H. Holman           42          Executive Vice President-- Marketing and Sales
John R. Bain               52          Executive Vice President-- Operations
Mark J. Hallsman           44          Senior Vice President-- Field Logistics and Operations Planning

     Set forth below is a brief description of the business experience for the previous five years of all current executive officers of PIA except Messrs. Peets and Owens whose business experience has been previously described. In connection with the consummation of the Merger, each of the above executive officers has agreed to resign other than Ms. Wood who will remain in her current position and Mr. Peets who will become Vice Chairman of PIA. If the Merger is consummated, the other executive officers of PIA will be as follows: Mr. Brown, Chairman, Chief Executive Officer and President, Mr. Bartels, Vice Chairman and James R. Ross, Treasurer.

     Ms. Wood joined PIA in August 1997 as Executive Vice President, Chief Financial Officer and Secretary. Ms. Wood served as Vice President and Chief Financial Officer of Giant Group Ltd., a NYSE listed company specializing in acquisitions, from 1995 to 1997. From 1989 to 1995, Ms. Wood served in various capacities at Wherehouse Entertainment, Inc. prior to being named Senior Vice President and Chief Financial Officer in 1993. From 1972 to 1989, Ms. Wood served in various credit and lending positions at Mellon Bank, N.A., including from 1982 to 1989, Vice President of Consumer Products and Retail Credit Analysis.

     Mr. Holman joined PIA in June 1992 and has served as Executive Vice President of Marketing and Sales since August 1998. From June 1996 to August 1998, Mr. Holman served as PIA's Vice President of Sales. From January 1995 to June 1996, Mr. Holman served as PIA's Vice President of Business Development and from June 1992 to December 1994, Mr. Holman served as PIA's Vice President Division Manager.

     Mr. Bain joined PIA in November 1997 as Senior Vice President of Operations and became Executive Vice President of Operations in August 1998. Mr. Bain served as Executive Vice President of Shasta Beverages in the Western Division from October 1995 to November 1997. Before joining Shasta Beverages, Mr. Bain served as Vice President of Sales and Marketing for Casablanca Food Company, and Divisional Vice President for Continental Baking Company, from 1992 to 1994.

     Mr. Hallsman joined PIA in August 1993 and has served as Senior Vice President of Field Logistics and Operations Planning since August 1998. From December 1995 to August 1998, Mr. Hallsman served as PIA's Senior Vice President of Human Resources and from August 1993 to December 1995, Mr. Hallsman served as Vice President of Human Resources. From September 1985 to August 1993, Mr. Hallsman served as Director, Human Resources of Con-Way Western Express, a provider of short-haul trucking services.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act ("Section 16(a)") requires PIA's directors and certain of its officers and persons who own more than 10% of PIA Common Stock (collectively, "Insiders"), to file reports of ownership and changes in their ownership of PIA Common Stock with the Commission. Insiders are required by Commission regulations to furnish PIA with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5s were required for those persons, PIA believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 1998, with the exception of Messrs. Bain, Colwell, Haden, Holman, Lewis, Owens and Peets and Ms. Wood, each of which filed a late Form 5 reporting one transaction and Mr. Coulombe who filed a late Form 5 reporting two transactions.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation received for services rendered to PIA in all capacities for the three fiscal years ended January 1, 1999 by (i) PIA's Chief Executive Officer during fiscal 1998, and (ii) each of the other four most highly compensated executive officers of PIA who were serving as executive officers at the end of fiscal 1998 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                                                     LONG TERM
                                                                                                    COMPENSATION
                                                                          ANNUAL COMPENSATION          AWARDS
                                                                       -------------------------    -------------
                                                                                                     SECURITIES        ALL OTHER
                                                           FISCAL                                    UNDERLYING       COMPENSATION
NAME AND PRINCIPAL  POSITIONS                               YEAR       SALARY ($)(1)    BONUS ($)     OPTIONS (#)         ($)(2)
-------------------------------------------------         --------    --------------  ------------  -------------     ------------
Terry R. Peets                                              1998        $  253,894     $      --         35,000        $   7,667
  President and Chief Executive Officer                     1997           111,757            --        250,000           10,675
                                                            1996                --            --             --               --

Clinton E. Owens                                            1998           340,833            --             --           13,442
   Chairman of the Board                                    1997           400,000            --             --           34,557
                                                            1996           400,000        50,000             --           36,820

Cathy L. Wood                                               1998           202,366            --         65,000               --
  Executive Vice President, Chief                           1997            96,692            --        100,000               --
      Financial Officer and Secretary                       1996                --            --             --               --

John R. Bain                                                1998           160,625            --         45,000            2,463
  Executive Vice President-- Operations                     1997            18,750            --         25,000               --
                                                            1996                --            --             --               --

Donald H. Holman                                            1998           168,317            --         52,500            2,966
  Executive Vice President-- Marketing and Sales            1997           120,118            --         15,000            2,434
                                                            1996           107,056         9,000         10,000            2,174

--------

(1) For the year ended December 31, 1996, includes $109,500 and $4,347 deferred at the election of Messrs. Owens and Holman, respectively; for the year ended December 31, 1997, includes $2,500, $95,833 and $4,867, deferred at the election of Messrs. Peets, Owens and Holman, respectively; and for the year ended January 1, 1999, includes $10,000, $8,802, $9,850 and $5,933, deferred at the election of Messrs. Peets, Owens, Bain and Holman, respectively; pursuant to PIA's 401(k) Plan and Deferred Compensation Arrangement. See "-- Compensation Plans -- 401(k) Plan" and "-- Deferred Compensation Arrangement."

(2) Consists of contributions to the 401(k) Plan made by PIA on behalf of each of Messrs. Peets, Owens, Bain and Holman, respectively. Also includes an aggregate of $4,236 and $2,630 in insurance premiums paid by PIA on behalf of Mr. Peets during the years ended December 31, 1997 and January 1, 1999, respectively, for certain life insurance and disability insurance policies of which Mr. Peets is the sole beneficiary. Also includes an aggregate of $29,820, $14,891 and $9,145 in insurance premiums paid by PIA on behalf of Mr. Owens during the years ended December 31, 1996, December 31, 1997 and January 1, 1999, respectively, for certain life and disability insurance policies of which Mr. Owens is the sole beneficiary.

EMPLOYMENT AGREEMENTS, SEVERANCE ARRANGEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

     Mr. Peets entered into an at will employment agreement with PIA on June 25, 1997. Such agreement is terminable by PIA at any time, subject to, among other things, severance payments as provided in the employment agreement. From June 25, 1997 through August 9, 1997, Mr. Peets received a salary of $1,200 per day and from August 10, 1997 to August 9, 1998 he received a salary of $20,834 per month. Mr. Peets' employment agreement was amended on October 1, 1998 whereby effective August 10, 1998, Mr. Peets receives a salary of $21,459 per month, subject to annual review by the PIA Board for possible increases, with a minimum increase tied to the Los Angeles-Long Beach-Anaheim consumer price index. Mr. Peets is also entitled to a yearly bonus of up to 100% of his base salary based upon PIA achieving certain operating results. PIA's obligation to pay a pro-rated bonus to Mr. Peets upon an acquisition event (such term, as defined in his employment agreement, includes the consummation of the Merger) is contingent on PIA achieving certain operating results prior to such event. It is currently anticipated that no bonus will be payable to Mr. Peets in connection with the consummation of the Merger. The employment agreement also provides for payment of Mr. Peets' salary for 18 months if PIA terminates his employment without cause (as defined in his employment agreement) during the two year period following a material corporate event (which term, as defined in his employment agreement, includes the consummation of the Merger) or if Mr. Peets terminates his employment for material reason (as defined in his employment agreement) within one year following such event. His employment agreement further provides that the vesting schedule for Mr. Peets' unvested options (222,500 at January 1, 1999) be accelerated by two years upon the occurrence of an acquisition event. Mr. Peets' employment agreement was amended further to provide that his consent to certain actions taken by PIA following the Merger, including the change in Mr. Peets' title, will not require him to waive his right to resign for material reason, nor will he be deemed to have waived such right.

     Mr. Owens entered into an agreement with PIA on August 10, 1998 that settles all differences arising out of or relating to Mr. Owen's employment with PIA. Pursuant to the agreement, Mr. Owens resigned as an employee of PIA and all its subsidiaries effective November 10, 1998 but continues to serve as Chairman of the Board and a director of PIA. The agreement provides, among other things, for severance payments of $37,500 per month for a period of nine months following the date of his resignation as an employee. In addition, under the terms of the agreement, Mr. Owens has the right to be nominated to serve on the PIA Board as long as he holds at least 250,000 shares of PIA Common Stock. Mr. Owens has indicated that he will waive this right in connection with the Merger.

     Ms. Wood entered into a severance agreement with PIA on February 20, 1998 which was amended and restated on October 1, 1998. Ms. Wood or PIA may terminate the agreement at any time. The agreement provides, among other things, for payment of Ms. Wood's salary for 18 months if PIA terminates her employment without cause (as defined in Ms. Wood's severance agreement) during the two year period following a change of control (such term, as defined in her severance agreement, includes the consummation of the Merger) or if Ms. Wood terminates her employment for good reason (as defined in her severance agreement) within one year following such event. The agreement further provides that the vesting schedule for her unvested stock options (140,000 at January 1, 1999) shall be accelerated by two years upon the occurrence of a change of control of PIA (which includes the Merger). Ms. Wood's agreement was further amended to provide that her consent to certain actions by PIA following the Merger will not require her to waive her right to resign for good reason, nor will she be deemed to have waived such right.

     PIA currently has no written employment or severance contracts with any of the Named Executive Officers other than as described above.

     Messrs. Bain, Holman and Hallsman are entitled to receive severance payments pursuant to PIA's severance policy. Messrs. Bain and Holman will receive their salary for 12 months and Mr. Hallsman will receive his salary for nine months if they are terminated without cause within two years following a material corporate event (such term, as defined by the PIA Board, includes the consummation of the Merger). In addition, pursuant to action taken by the PIA Board, all of the unvested options held by each executive officer of PIA will be automatically vested in full if such executive officer is terminated without cause within two years following a material corporate event. The vesting schedule for such options will be accelerated by two years upon the occurrence of an acquisition event (such term, as defined by the PIA Board, includes the consummation of the Merger).

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding each grant of stock options made during the year ended January 1, 1999 to each of the Named Executive Officers. No stock appreciation rights ("SARs") were granted during such period to such persons.



                                                INDIVIDUAL GRANTS (1)
                          -----------------------------------------------------------------
                             NUMBER OF       PERCENT OF                                          POTENTIAL REALIZABLE VALUE AT
                            SECURITIES     TOTAL OPTIONS                                         ASSUMED ANNUAL RATES OF STOCK
                            UNDERLYING       GRANTED TO                                         PRICE APPRECIATION FOR OPTION(2)
                              OPTIONS       EMPLOYEES IN      EXERCISE         EXPIRATION      ---------------------------------
NAME                        GRANTED (#)      PERIOD (%)     PRICE ($/SH)          DATE               5% ($)           10% ($)
-----------------------   --------------  ---------------  --------------    --------------    ---------------    --------------
Terry R. Peets                35,000           10.2            4.500           09/21/08             99,051          251,014
Clinton E. Owens                  --             --               --                 --                 --               --
Cathy L. Wood                 50,000           14.5            5.870           08/02/08            168,765          428,068
                              15,000            4.4            4.500           09/21/08             42,450          107,578
John R. Bain                  10,000            2.9            4.875           04/07/08             30,659           77,695
                              35,000           10.2            6.250           08/12/08            137,571          348,631
Donald H. Holman              10,000            2.9            4.875           04/07/08             30,659           77,695
                              32,500            9.4            6.250           08/12/08            127,744          323,729
                              10,000            2.9            4.000           10/28/08             25,156           63,750

----------

(1) All such options vest over four year periods at an annual rate of 25% beginning on the first anniversary of the date of grant. Notwithstanding the foregoing, the vesting schedule for all such options will accelerate by two years upon the occurrence of an acquisition event (such as the Merger) and all such options will be fully vested for any officer who is terminated without cause within two years following an acquisition event.

(2) The potential realizable value is calculated based on the term of the option (ten years) at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table sets forth the number and value of the exercisable and unexercisable options held by each of the Named Executive Officers at January 1, 1999. None of the Named Executive Officers exercised any options during the fiscal year ended January 1, 1999.


                                             NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                           UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS AT
                                        OPTIONS AT FISCAL YEAR-END (#)            FISCAL YEAR-END ($)(1)
                                     -------------------------------------    ---------------------------------

NAME                                  EXERCISABLE            UNEXERCISABLE    EXERCISABLE         UNEXERCISABLE
-----------------------              --------------          -------------    -----------         -------------

Terry R. Peets                           62,500                 222,500            0                     0
Clinton E. Owens                        227,026                      --            0                     0
Cathy L. Wood                            25,000                 140,000            0                     0
John R. Bain                              6,250                  63,750            0                     0
Donald H. Holman                         11,182                  68,750            0                     0

---------

(1) All options held by PIA Named Executive Officers were out of the money at January 1, 1999. As of the year ended January 1, 1999 the fair market value of PIA Common Stock (as reported by the Nasdaq National Market) was $2.50 which was less than the exercise price of the outstanding options.

COMPENSATION PLANS

     1990 Stock Option Plan. In June 1990, PIA adopted a stock incentive plan (as amended, the "1990 Option Plan"), covering 810,811 shares of PIA Common Stock that may be granted to certain employees and directors to help them to acquire shares of PIA Common Stock and thereby benefit directly from PIA's growth, development and financial success. As of January 1, 1999, there were 393,031 options outstanding under the 1990 Option Plan at a weighted average exercise price of $6.11 per share, and 95,814 shares of PIA Common Stock had been issued upon exercise of options at a weighted average price of $5.10 per share. In December 1995, the PIA Board determined that no further option grants would be made under the 1990 Option Plan.

     The 1990 Option Plan is administered by PIA's Compensation Committee. Officers, key employees, consultants and directors of PIA and its subsidiaries are eligible to receive grants under the 1990 Option Plan. Stock options granted under the 1990 Option Plan are priced at no less than 85% of the fair market value of the PIA Common Stock on the date of the grant.

     1995 Option Plan. In December 1995, PIA adopted the 1995 Option Plan. The 1995 Option Plan currently covers 1,300,000 shares of PIA Common Stock that may be granted to certain employees, directors, consultants and other persons providing valuable services to PIA. In connection with the consummation of the Merger, PIA will increase the number of shares under the 1995 Option Plan to 3,500,000. As of January 1, 1999, there were 1,016,254 options outstanding under the 1995 Option Plan at a weighted average exercise price of $5.69 per share, and 2,000 shares of PIA Common Stock had been issued upon exercise of options at a weighted average price of $9.87 per share.

     The 1995 Option Plan is administered by PIA's Compensation Committee. Officers, certain directors, key employees and consultants of PIA and its subsidiaries are eligible to receive grants under the 1995 Option Plan. In February 1999, PIA approved the amendment and restatement of the 1995 Option Plan to provide that, among other things, grants may also be made to other persons providing valuable services to PIA. Stock options granted under the 1995 Option Plan are priced at not less than the fair market value of the PIA Common Stock on the date of grant.

     Special Purpose Stock Option Plan. In February 1999, PIA adopted the Special Purpose Stock Option Plan (the "Special Plan") to provide solely for the issuance of PIA options ("Substitute Options") to holders of SPAR Group options in exchange for such SPAR Group options in connection with the Merger. The Special Plan is administered by the PIA Board. All available options to acquire stock under the Special Plan will be granted at the effective time of the Merger and no further Substitute Options may be granted under the Special Plan.

     Employee Stock Purchase Plan. On February 17, 1997, PIA adopted an Employee Stock Purchase Plan ("ESP Plan"). The ESP Plan allows employees of PIA to purchase PIA Common Stock at a discount, without having to pay any commissions on the purchases. The maximum amount that any employee can contribute to the ESP Plan per quarter is $6,250, and the total number of shares which are reserved by PIA for purchase under the ESP Plan is 200,000. As of January 1, 1999, 12,290 shares of PIA Common Stock had been issued at a weighted average price of $3.69 per share.

     401(k) Plan. The PIA Savings and Retirement 401(k) Plan (the "401(k) Plan") covers all PIA employees that do not participate in the pension plans described below. An employee may elect to defer, in the form of Company contributions to the 401(k) Plan on his or her behalf, up to 15% of the total compensation that would otherwise be paid to the employee, not to exceed the amount allowed by applicable IRS guidelines. In addition, PIA makes matching contributions to the 401(k) Plan each year equal to 50% of the participant's elective contributions (not to exceed 4% of the total compensation) for such year, and may also make additional contributions to the 401(k) Plan for one or more plan years to be allocated to eligible participants in proportion to their total compensation (including deferred salary contributions) for the year. Contributions are allocated to each employee's individual account and are invested in a variety of mutual funds according to the directions of the employee. Employee contributions are fully vested and non-forfeitable at all times. Company matching contributions vest over five years.

     Deferred Compensation Arrangement. The Deferred Compensation Arrangement (the "DCA") permits a certain group of highly compensated employees who are designated by the PIA Board to defer the receipt of some or all of their compensation until a subsequent year. Participants are not subject to income tax on the amount of their contributions to the DCA ("Deferrals"), but those amounts are subject to federal employment taxes. PIA will generally make matching contributions on behalf of the contributions made by participants to the DCA and participants will gain a vested interest in the matching contributions, to the same extent as under the 401(k) Plan. Participants always have a fully vested right to their Deferrals. Although no amounts are set aside by PIA to pay the benefits under the DCA, a trust has been established to "informally" fund the benefits under the DCA. Participants can direct the manner in which the amounts held on their behalf under the DCA are invested. Although the DCA is not a tax-qualified retirement plan, under certain circumstances, a participant's Deferrals may be transferred to the 401(k) Plan. A participant's benefit under the DCA will be paid in either a lump sum or in installments, as elected by the participant.

     Exec-U-Care Plan. Under the Exec-U-Care Plan (the "Exec-U-Care Plan"), PIA provides the Chairman and certain other officers of PIA up to $100,000 supplemental medical coverage in addition to the standard medical coverage generally offered to such persons by PIA. The Exec-U-Care Plan requires that the employees covered thereunder have a primary medical insurance plan which meets certain minimum standards of coverage; the Exec-U-Care Plan then covers the deductible and certain other expenses not paid for by the basic medical insurance plan.

     Pension Plans. Certain of PIA's employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. PIA has no current intention of withdrawing from any of these plans.

     Incentive Compensation Plan. PIA has established its Incentive Compensation Plan (the "Incentive Plan") for the compensation of its employees and executives. All payments under the Incentive Plan are contingent on PIA achieving its corporate profit goals, PIA's operating divisions achieving their profit goals, the employee achieving his/her expected performance level, and approval by the PIA Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee was at any time during the year ended January 1, 1999 or at any other time an officer or employee of PIA. No executive officer of PIA serves as a member of the PIA Board or compensation committee of any other entity, which has one or more executive officers serving as a member of the PIA Board or Compensation Committee.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

     PIA's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a company will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability (i) for any breach of their duty of loyalty to the company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit. Pursuant to the merger agreement governing the Merger of SPAR Group and PIA (the "Merger Agreement"), if the Merger is consummated, SPAR and PIA have agreed not to amend such provisions limiting personal liability in PIA's charter documents for six years following the Merger.

     PIA's bylaws provide that PIA may indemnify its officers, directors, employees and other agents to the fullest extent permitted by law. Pursuant to the Merger Agreement, if the Merger is consummated, PIA and SPAR Group have agreed to indemnify to the fullest extent permitted by law (i) each of the seven nominees for director of PIA, (ii) each person who has served as a director of PIA prior to February 28, 1999, and (iii) each officer holding a title of Senior Vice President or higher with PIA, PIA Co. or any of PIA Co.'s subsidiaries as of February 28, 1999 for six years following the consummation of the Merger. PIA's bylaws also permit it to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. PIA currently maintains such insurance and PIA and SPAR Group have also agreed to maintain PIA's current directors' and officers' liability insurance for PIA as in effect on the closing date of the Merger for six years following the Merger.

     At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of PIA in which indemnification will be required or permitted. PIA is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

DIRECTOR COMPENSATION

     During the year ended January 1, 1999, PIA paid to Messrs. Coulombe and Edwin Epstein, a former director, an aggregate of $10,500 and $15,750, respectively, for services as members of the PIA Board and as consultants, and also reimbursed Messrs. Coulombe and Epstein for certain expenses in connection with their attendance at PIA Board and committee meetings. Messrs. Haden and Lewis received no compensation for their services as directors (other than the grant of options as described in the following paragraphs). Commencing April 1, 1998, Mr. Colwell receives an annual salary of $50,000 for consulting services. Mr. Colwell is also entitled to receive a success fee in the event certain transactions (approximately $150,000 in connection with the Merger) are completed by PIA. Prior to April 1, 1998, Mr. Colwell received a monthly salary of $16,667 for his services as a director. During fiscal 1998, PIA paid Mr. Colwell an aggregate of $120,790 for his services as a member of the PIA Board and consultant, and also reimbursed Mr. Colwell for certain expenses in connection with his attendance at PIA Board meetings. In addition, beginning in April 1998, Messrs. Collins and Coulombe receive a $3,000 fee for regular meetings (up to a maximum of four meetings) and a $500 fee for special meetings (including telephonic meetings). Mr. Collins deferred receipt of his compensation until January 1999.

     Under the 1995 Option Plan, on April 8, 1998, PIA granted Messrs. Collins and Coulombe an option to purchase 10,000 shares and 4,000 shares, respectively, of PIA Common Stock at an exercise price of $4.875 per share. Such options vest over four years at an annual rate of 25% beginning on the first anniversary of the date of grant, provided that such option will automatically vest in full upon the consummation of the Merger or another acquisition event as described in the following paragraph.

     1995 Stock Option Plan for Nonemployee Directors. PIA adopted its 1995 Stock Option Plan for Nonemployee Directors in December 1995 (the "Nonemployee Directors Plan"), covering 100,000 shares of PIA Common Stock. Under the Nonemployee Directors Plan, each of Messrs. Coulombe, Haden and Lewis was granted an option to purchase 1,500 shares of PIA Common Stock at an exercise price of $5.32 per share that became fully exercisable on May 12, 1998. Messrs. Colwell, Coulombe, Haden and Lewis were each granted an option to purchase 1,500 shares of PIA Common Stock at an exercise price of $5.125 per share on May 12, 1998, that will become fully exercisable on the date of PIA's 1999 Annual Meeting of Stockholders if they are reelected as a director. Notwithstanding the foregoing, pursuant to action taken by the PIA Board in February 1999, all options granted to nonemployee directors will automatically vest in full upon the occurrence of an acquisition event (such term, as defined by the PIA Board, includes the consummation of the Merger).

     PIA's Compensation Committee administers the Nonemployee Directors Plan. Each member of the PIA Board who is not otherwise an employee or officer of PIA or any subsidiary of PIA (each, an "Eligible Director") is eligible to participate in the Nonemployee Directors Plan. Directors who are consultants of, but not otherwise employees or officers of, PIA are Eligible Directors.

     Under the Nonemployee Directors Plan, an option to purchase 1,500 shares of PIA Common Stock is granted to each Eligible Director immediately following each annual meeting of stockholders of PIA. Each option vests and becomes exercisable in full at the next annual meeting of stockholders, provided that the optionee is reelected as a director of PIA. The maximum term of options granted under the Nonemployee Directors Plan is ten years and one day, subject to earlier termination following an optionee's cessation of service with PIA. The exercise price of stock options granted under the Nonemployee Directors Plan will be the fair market value of the PIA Common Stock on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the PIA Common Stock as of March 1, 1999 by: (i) each person (or group of affiliated persons) who is known by PIA to own beneficially more than 5% of PIA Common Stock; (ii) each of PIA's directors; (iii) each of the Named Executive Officers; and (iv) PIA's directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of PIA Common Stock shown as beneficially owned by them, subject to community property laws where applicable. The proposed Merger with SPAR Group will, if consummated, result in a change in control of PIA.



                                                                    NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                               BENEFICIALLY OWNED    PERCENTAGE
-------------------------------------------                        ------------------    ---------

Riordan, Lewis & Haden (1)                                           1,637,151(2)         29.7%
300 S.  Grand Avenue, 29th Floor
Los Angeles, California  90071

Clinton E. Owens (3)                                                   615,802(4)         11.0

                                                                    NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                               BENEFICIALLY OWNED    PERCENTAGE
-------------------------------------------                        ------------------    ---------
Heartland Advisors, Inc.                                             1,423,800(5)         26.0
790 North Milwaukee Street
Milwaukee, Wisconsin  53202

California Community Foundation                                        480,872(6)          8.7
606 S.  Olive Street, Suite 2400
Los Angeles, California  90014

Terry R. Peets (3)                                                     102,500(7)          2.0

Cathy L. Wood (3)                                                       26,000(8)           *

Donald H. Holman (3)                                                    18,594(9)           *

John R. Bain (3)                                                         8,750(10)          *

Patrick W. Collins (3)                                                   2,500(11)          *

John A. Colwell (3)                                                     67,011(12)         1.2

Joseph H. Coulombe (3)                                                  18,310(13)          *

Patrick C. Haden                                                     1,641,151(14)        29.8
300 S.  Grand Avenue, 29th Floor
Los Angeles, California  90071

J. Christopher Lewis                                                 1,641,151(15)        29.8
300 S.  Grand Avenue, 29th Floor
Los Angeles, California  90071

All directors and executive officers as a group (11                  2,531,899            43.3%
persons)

---------------

 *   Less than 1%.

(1) Shares are owned by RVM/PIA, a California limited partnership managed by Riordan, Lewis & Haden ("RLH").

(2) Includes 29,729 shares issuable upon exercise of certain warrants to purchase PIA Common Stock owned by RLH.

(3) The address of such persons is c/o PIA Merchandising Services, Inc., 19900 MacArthur Boulevard, Suite 900, Irvine, California 92718.

(4) Includes 498,394 shares held by Clinton E. and Mary Ann Owens as Trustees of The Owens Family Trust dated June 20, 1994, 9,300 shares held by Clinton
     E. Owens as Trustee of the Welch Trust for Marcia

     Browning and 108,108 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 1, 1999.

(5) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G (Amendment No. 4), dated January 28, 1999, filed by Heartland Advisors, Inc. with the Securities and Exchange Commission on February 2, 1999.

(6) All information regarding share ownership is taken from and furnished in reliance upon Schedule 13G (Amendment No. 2), dated February 12, 1999, filed by California Community Foundation with the Securities and Exchange Commission on February 12, 1999. Includes 66,666 shares issuable upon exercise of a warrant to purchase PIA Common Stock.

(7) Includes 62,500 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 1, 1999.

(8) Includes 25,000 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 1, 1999.

(9) Includes 17,432 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 1, 1999.

(10) Includes 8,750 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 1, 1999.

(11) Includes 2,500 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 1, 1999.

(12) Includes 64,206 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 1, 1999.

(13) Includes 6,905 shares held by Joseph H. Coulombe as Trustee of The Coulombe Family Trust dated July 26, 1980 and 11,405 shares issuable upon the exercise of options which are exercisable as of, or will become exercisable within 60 days of, March 1, 1999.

(14) Includes 1,637,151 shares (including 29,729 shares issuable upon exercise of warrants) owned by RLH. Mr. Haden, a director of PIA, may be deemed to share voting and investment power with respect to all such shares as a general partner of RLH. No other person, other than J. Christopher Lewis, a director of PIA, has voting power or investment power with respect to such shares. Also includes 4,000 shares issuable upon the exercise of options held by Mr. Haden which are exercisable as of, or will become exercisable within 60 days of, March 1, 1999.

(15) Includes 1,637,151 shares (including 29,729 shares issuable upon exercise of warrants) owned by RLH. Mr. Lewis, a director of PIA, may be deemed to share voting and investment power with respect to all such shares as a general partner of RLH. No other person, other than Patrick C. Haden, a director of PIA, has voting power or investment power with respect to such shares. Also includes 4,000 shares issuable upon the exercise of options held by Mr. Lewis which are exercisable as of, or will become exercisable within 60 days of, March 1, 1999.

     Immediately following the Merger and assuming full exercise of all Substitute Options, the holders of SPAR Group stock and the holders of Substitute Options (assuming full exercise thereof) will hold an aggregate of approximately 69.3% of PIA Common Stock then outstanding and the holders of PIA Common Stock immediately prior to the Merger will hold approximately 30.7% of the PIA Common Stock then outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

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

        Notes to Consolidated Financial Statements for the three years
            in the period ended January 1, 1999                                      F-8

      2. FINANCIAL STATEMENT SCHEDULES.

        Schedule II - Valuation and Qualifying Accounts for the three years in
            the period ended January 1, 1999                                         F-25


      3. EXHIBITS.


EXHIBIT
NUMBER         DESCRIPTION
------         -----------

 3.1 Certificate of Incorporation of PIA (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.
         33-80429) as filed with the Securities and Exchange Commission on December 14, 1995 (the "Form S-1")

 3.2     By-laws of PIA (incorporated by reference to the Form S-1).

 4.1 Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding Corporation. RVM/PIA, a California Limited
         Partnership, The Riordan Foundation and Creditanstalt-Bankverein
         (incorporated by reference to the Form S-1).

10.1     1990 Stock Option Plan (incorporated by reference to the Form S-1).

10.2 Amended and Restated 1995 Stock Option Plan (incorporated by reference of Exhibit 10.2 to the Company's Form 10-Q for the 2nd Quarter ended
         July 3, 1998).

10.3 1995 Stock Option Plan for Non-employee Directors (incorporated by reference to the Form S-1).

10.4+*   Employment Agreement dated as of June 25, 1997 between PIA and Terry R.
         Peets (incorporated by reference to Exhibit 10.5 to the Company's Form
         10-Q for the 2nd Quarter ended June 30, 1997)

10.5+*   Severance Agreement dated as of February 20, 1998 between PIA and Cathy
         L. Wood (incorporated by reference to Exhibit 10.5 to the Company's
         Form 10-Q for the 1st Quarter ended April 30, 1998)


EXHIBIT
NUMBER             DESCRIPTION
------             -----------

10.6*    Severance Agreement dated as of August 10, 1998 between PIA and Clinton
         E. Owens (incorporated by reference to Exhibit 10.6 to the Company's
         Form 10-Q for the 3rd Quarter ended October 2, 1998).

10.7+* Amendment No. 1 to Employment Agreement dated as of October 1, 1998 between PIA and Terry R. Peets.

10.8+*   Amended and Restated Severance Compensation Agreement dated as of
         October 1, 1998 between PIA and Cathy L. Wood.

10.9+    Loan and Security Agreement dated December 7, 1998 among Mellon Bank,
         N.A., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and PIA.

10.10+   Agreement and Plan of Merger dated as of February 28, 1999 among PIA,
         S.G. Acquisition, Inc., PIA Merchandising Co., Inc., SPAR Acquisition,
         In., SPAR Marketing, Inc., SPAR Marketing Force, Inc., SPAR, Inc.,
         SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc.,
         SPAR MCI Performance Group, Inc. and SPAR Trademarks, Inc.

10.11+   Voting Agreement dated as of February 28, 1999 among PIA, Clinton E.
         Owens, RVM/PIA, California limited partnership, Robert G. Brown and
         William H. Bartels.

21.1     Subsidiaries of the Company (incorporated by reference to the Form
         S-1).

23.1+    Consent of Deloitte & Touche LLP.

27.1+    Financial Data Schedule.

     + Previously filed with initial Form 10-K for the fiscal year ended January 1, 1999.

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.



(b) REPORTS ON FORM 8-K.

None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PIA MERCHANDISING SERVICES, INC.

                             By: /s/ Terry R. Peets
                                -------------------------------
                             Terry R. Peets
                             President, Chief Executive Officer and Director

                             Date:      April 30 , 1999
                                -------------------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



SIGNATURE                    TITLE                                    DATE
---------                    -----                                    ----

/s/ Clinton E. Owens         Chairman of the Board                April 30, 1999
-------------------------
    Clinton E. Owens

/s/ Terry R. Peets           President, Chief Executive           April 30, 1999
-------------------------    Officer and Director
    Terry R. Peets

/s/ Cathy L. Wood            Executive Vice President,            April 30, 1999
-------------------------    Chief Financial Officer and
    Cathy L. Wood            Secretary (Principal Financial
                             and Accounting Officer)

/s/ Patrick C. Haden         Director                             April 30, 1999
-------------------------
    Patrick C. Haden

/s/ J. Christopher Lewis     Director                             April 30, 1999
-------------------------
    J. Christopher Lewis

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 3.1     Certificate of Incorporation of PIA (incorporated by reference to the
         Company's Registration Statement on Form S-1 (Registration No.
         33-80429) as filed with the Securities and Exchange Commission on
         December 14, 1995 (the "Form S-1")

 3.2     By-laws of PIA (incorporated by reference to the Form S-1).

 4.1 Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding Corporation. RVM/PIA, a California Limited
         Partnership, The Riordan Foundation and Creditanstalt-Bankverein
         (incorporated by reference to the Form S-1).

10.1     1990 Stock Option Plan (incorporated by reference to the Form S-1).

10.2 Amended and Restated 1995 Stock Option Plan (incorporated by reference of Exhibit 10.2 to the Company's Form 10-Q for the 2nd Quarter ended
         July 3, 1998).

10.3 1995 Stock Option Plan for Non-employee Directors (incorporated by reference to the Form S-1).

10.4+*   Employment Agreement dated as of June 25, 1997 between PIA and Terry R.
         Peets (incorporated by reference to Exhibit 10.5 to the Company's Form
         10-Q for the 2nd Quarter ended June 30, 1997)

10.5+*   Severance Agreement dated as of February 20, 1998 between PIA and Cathy
         L. Wood (incorporated by reference to Exhibit 10.5 to the Company's
         Form 10-Q for the 1st Quarter ended April 30, 1998)

10.6*    Severance Agreement dated as of August 10, 1998 between PIA and Clinton
         E. Owens (incorporated by reference to Exhibit 10.6 to the Company's
         Form 10-Q for the 3rd Quarter ended October 2, 1998).

10.7+* Amendment No. 1 to Employment Agreement dated as of October 1, 1998 between PIA and Terry R. Peets.

10.8+*   Amended and Restated Severance Compensation Agreement dated as of
         October 1, 1998 between PIA and Cathy L. Wood.

10.9+    Loan and Security Agreement dated December 7, 1998 among Mellon Bank,
         N.A., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and PIA.

10.10+   Agreement and Plan of Merger dated as of February 28, 1999 among PIA,
         S.G. Acquisition, Inc., PIA Merchandising Co., Inc., SPAR Acquisition,
         In., SPAR Marketing, Inc., SPAR Marketing Force, Inc., SPAR, Inc.,
         SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc.,
         SPAR MCI Performance Group, Inc. and SPAR Trademarks, Inc.

10.11+   Voting Agreement dated as of February 28, 1999 among PIA, Clinton E.
         Owens, RVM/PIA, California limited partnership, Robert G. Brown and
         William H. Bartels.

21.1     Subsidiaries of the Company (incorporated by reference to the Form
         S-1).

23.1+    Consent of Deloitte & Touche LLP.

27.1+    Financial Data Schedule.

     + Previously filed with initial Form 10-K for the fiscal year ended January 1, 1999.

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.