Form 10-Q
period 1999-04-02
PIA MERCHANDISING SERVICES INC
filed 1999-05-17
CIK 1004989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q




             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the first quarterly period ended April 2, 1999

                         Commission file number: 0-27824


                        PIA MERCHANDISING SERVICES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                          33-0684451
State of Incorporation                           IRS Employer Identification No.



               19900 MacArthur Blvd., Suite 900, Irvine, CA 92612
          (Address of principal executive offices, including zip code)



       Registrant's telephone number, including area code: (949) 476-2200




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes



         On April 30, 1999 there were 5,480,966 shares of Common Stock outstanding.

                        PIA Merchandising Services, Inc.

                                      Index

PART I:    FINANCIAL INFORMATION

Item 1:      Financial Statements

             Condensed Consolidated Balance Sheets
             As of January 1, 1999 and April 2, 1999 (Unaudited)...............3

             Condensed Consolidated Statements of Operations
             Quarter Ended April 3, 1998 (Unaudited)
             and April 2, 1999 (Unaudited).....................................4

             Condensed Consolidated Statements of Cash Flows
             Quarter Ended April 3, 1998 (Unaudited)
             and April 2, 1999 (Unaudited).....................................5

             Notes to Condensed Consolidated Financial
             Statements (Unaudited)............................................6

Item 2:      Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................11

             Risk Factors.....................................................19

Item 3:      Quantitative and Qualitative Disclosures About Market Risk.......21

PART II:   OTHER INFORMATION

Item 1:      Legal Proceedings................................................22

Item 2:      Changes in Securities and Use of Proceeds........................22

Item 6:      Exhibits and Reports on Form 8-K.................................23

SIGNATURES ...................................................................25


PART I: FINANCIAL INFORMATION
    ITEM 1: FINANCIAL STATEMENTS

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                             January 1,        April 2,
                                                                               1999              1999
                                                                             --------          --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                    $ 11,064          $  7,408
Accounts receivable, net of allowance for doubtful accounts and
 other of $821 and $701 for January 1 and April 2,1999, respectively           11,222            11,356
Prepaid expenses and other current assets                                         793               691
                                                                             --------          --------
    TOTAL CURRENT ASSETS                                                       23,079            19,455

PROPERTY AND EQUIPMENT, NET (NOTE 3)                                            1,991             1,771
                                                                             --------          --------

INVESTMENTS AND OTHER ASSETS:
Investment in affiliate                                                           553               570
Other assets                                                                      431               369
                                                                             --------          --------
    TOTAL INVESTMENTS AND OTHER ASSETS                                            984               939
                                                                             --------          --------

TOTAL ASSETS                                                                 $ 26,054          $ 22,165
                                                                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                             $  1,194          $    996
Other current liabilities                                                       8,041             7,662
Line of Credit (note 5)                                                            --             2,000
                                                                             --------          --------
    TOTAL CURRENT LIABILITIES                                                   9,235            10,658

LINE OF CREDIT & LONG-TERM LIABILITIES (NOTE 5)                                 2,095                90
                                                                             --------          --------
    TOTAL LIABILITIES                                                          11,330            10,748
                                                                             --------          --------

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in-capital                                    33,800            30,804
Accumulated deficit                                                           (16,072)          (19,387)
Less treasury stock at cost                                                    (3,004)               --
                                                                             --------          --------
    TOTAL STOCKHOLDERS' EQUITY                                                 14,724            11,417
                                                                             --------          --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 26,054          $ 22,165
                                                                             ========          ========




                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED APRIL 3, 1998 AND APRIL 2, 1999
(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                Quarter Ended
                                                          --------------------------
                                                          April 3,          April 2,
                                                            1998              1999
                                                          --------          --------
 NET REVENUES                                             $ 34,739          $ 21,626
                                                          --------          --------

 Operating Expenses:
   Field  service costs                                     29,789            20,069
   Selling expenses                                          2,279             1,555
   General and administrative expenses                       3,548             3,110
   Depreciation and amortization                               282               282
                                                          --------          --------

     Total operating expenses                               35,898            25,016
                                                          --------          --------

 OPERATING LOSS                                             (1,159)           (3,390)

 Other income, net                                             148                90
                                                          --------          --------

 Loss Before Provision for Income Taxes                     (1,011)           (3,300)

 Provision for Income Taxes                                    (12)              (15)
                                                          --------          --------

 NET LOSS                                                 $ (1,023)         $ (3,315)
                                                          ========          ========


 BASIC AND DILUTED EARNINGS PER SHARE                     $  (0.19)         $  (0.61)
                                                          ========          ========


 BASIC AND DILUTED WEIGHTED  AVERAGE COMMON SHARES           5,393             5,478
                                                          ========          ========



                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED APRIL 3, 1998, AND APRIL 2, 1999
(UNAUDITED) (IN THOUSANDS)


                                                                 Quarter Ended
                                                            --------------------------
                                                            April 3,          April 2,
                                                              1998              1999
                                                            --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $ (1,023)         $ (3,315)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation and amortization                                282               282
    Provision for doubtful receivables & other, net              694                15
    Equity in earnings of affiliate                              (20)              (20)

  Changes in operating assets and liabilities:
    Accounts receivable                                       (3,416)             (149)
    Prepaid expenses and other                                 2,691               164
    Accounts payable and other liabilities                    (3,718)             (582)
                                                            --------          --------

    Net cash used in operating activities                     (4,510)           (3,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (188)              (59)
                                                            --------          --------

    Net cash used in investing activities                       (188)              (59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net                       15                 8
                                                            --------          --------

    Net cash provided by financing activities                     15                 8

NET DECREASE  IN CASH AND
  CASH EQUIVALENTS                                            (4,683)           (3,656)

CASH AND CASH EQUIVALENTS,
  Beginning of period                                         12,987            11,064
                                                            --------          --------

  End of period                                             $  8,304          $  7,408
                                                            ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for income taxes                                  $     10          $     95
                                                            ========          ========
Cash paid for interest                                      $     --          $     50
                                                            ========          ========



                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.         Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 1999, included in the Company's Annual Report on Form 10-K/A for the year ended January 1, 1999. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

           Certain amounts have been reclassified in the prior years' consolidated financial statements in order to conform to the current year's presentation.

2.         Change in Accounting Periods

           Effective January 1, 1998, the Company changed its accounting period for financial statement purposes from a calendar year to a 52/53-week fiscal year. Beginning with fiscal year 1998, the Company's fiscal year ends on the Friday closest to December 31. Interim fiscal quarters end on the Friday closest to the calendar quarter end. The Company does not believe that this change has a material impact on the financial statements.

3.         Property and Equipment

           Property and equipment consist of the following (in thousands):


                                              January 1,       April 2,
                                                1999             1999
                                               -------          -------
Equipment                                      $ 3,873          $ 3,932
Furniture and fixtures                             719              720
Leasehold improvements                             165              165
Capitalized software development costs           1,076            1,076
                                               -------          -------
                                                 5,833            5,893
Less: Accumulated depreciation
  and amortization                              (3,842)          (4,122)
                                               -------          -------

                                               $ 1,991          $ 1,771
                                               =======          =======

PIA MERCHANDISING SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.         Recent Accounting Pronouncements

           Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. For the quarter ended April 3, 1998 and April 2, 1999, the Company has no reported differences between net income (loss) and comprehensive income (loss). Therefore, statements of comprehensive income (loss) have not been presented.

           Disclosure About Segments of an Enterprise and Related Information - The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has disclosed in Note 7 certain information about the Company's products and major customers.

           New Accounting Pronouncements - In the quarter ended April 2, 1999, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities.

5.         Line of Credit

           On December 10, 1998, the Company entered a long-term revolving line of credit agreement with a bank to provide an asset-based credit facility with maximum borrowing up to $20.0 million. Under this agreement, the line is to expire on December 7, 2001. All revolving credit loans bear interest at the agent bank's prime rate plus 0.25% (7.75% at April 2, 1999, or 8.0%), or the London Interbank Offered Rate ("LIBOR") plus 2.75% (4.94% at April 2, 1999, or 7.69%) at the
           Company's option. As of April 2, 1999, the outstanding balance on the line of credit was $2,000,000. The Company's available borrowing is the sum of 80% of all eligible accounts receivable, plus 100% of eligible cash collateral less outstanding revolving credit loan.

           Under the terms of the long-term debt agreement, the Company is subject to certain financial covenants. Key covenants require the Company to maintain a minimum current ratio, total liabilities to tangible net worth ratio, tangible net worth, working capital, and net income. At April 2, 1999, the Company did not comply with the tangible net worth covenant and a forbearance to the agreement was granted by the bank. The Company anticipates that it will not be in compliance with future covenants and that bank forbearances will be requested. As of April 2, 1999, the line of credit has been reclassified to current liabilities, and available borrowings were $4,636,000.

PIA MERCHANDISING SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.         Restructuring and Other Charges

           During 1997, the Company experienced declining gross margins and resultant operating losses, due to service performance issues and the loss of several shared clients. This decline in margins has resulted in insufficient margin dollars to cover the overhead structure, which had developed at the field level and in the general corporate area. In the quarter ended September 30, 1997, the Company addressed these conditions by restructuring its operations, focusing on a more disciplined and functional operational structure, and redirecting its technology strategies, resulting in a $5,420,000 charge for restructuring and other charges. The restructuring charges consist of $1,522,000 identified severance of corporate and field employees and lease costs in various management and administrative functions. The restructuring charges also include $2,121,000 in the write downs and accruals associated with the abandonment of certain internally developed software and specialized computer equipment under long-term operating leases due to a redirection of the Company's technology strategies. Other charges consisted primarily of $1,297,000 of reserves and write offs related to unprofitable contracts, and $480,000 of other costs associated with implementing and communicating the restructure program. At April 2, 1999, $237,000 remains in accrued liabilities in the accompanying consolidated balance sheet consisting of specialized computer equipment under long-term operating leases no longer in use.

           The following table displays a rollforward of the liabilities for restructuring and other charges from initial recording to April 2, 1999 (in thousands):

                                        INITIAL          1997 AND         JANUARY 1,                        APRIL 2,
                                      RESTRUCTURING        1998             1999              1999            1999
TYPE OF COST                         AND OTHER CHARGES   DEDUCTIONS        BALANCE         DEDUCTIONS       BALANCE
------------                         -----------------   ----------        -------         ----------       -------
Employee Separation                      $ 1,372          $(1,354)         $    18          $   (18)         $    --
Facility Closing                             150             (150)
Technology writedown
    and related operating leases           2,121           (1,711)             410             (173)             237
Unprofitable Contracts                     1,297           (1,297)
Other                                        480             (480)
                                         -------          -------          -------          -------          -------
                                         $ 5,420          $(4,992)         $   428          $  (191)         $   237
                                         =======          =======          =======          =======          =======


           Management believes that the remaining reserves for restructuring are adequate to complete its plan.

PIA MERCHANDISING SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.         Segments

           Utilizing the management approach, the Company has broken down its business based upon the nature of services provided, i.e., dedicated, shared service and project.

           Dedicated services generally consist of regularly scheduled, routed merchandising services performed for a specific retailer or manufacturer by a dedicated organization. The merchandisers and management team work exclusively for that retailer or manufacturer. These services are normally provided under multi-year contracts.

           Shared services consist of regularly scheduled, routed merchandising services provided at the stores for multiple manufacturers, primarily under multi-year contracts. Shared services may include activities such as ensuring that client's products authorized for distribution are in stock and on the shelf, adding in new products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of clients' products and selling new product and promotional items.

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

           The Company is unable to allocate operating expenses to these segments, nor can it allocate specific assets to these segments. The current financial and operating systems are unable to capture information by these segments. Therefore, segment information includes only net revenues (in thousands) as follows:

                                            BUSINESS SEGMENTS
                          -------------------------------------------------------
                          DEDICATED    SHARED SERVICE     PROJECTS          TOTAL
                          ---------    --------------     --------          -----

First Quarter 1999
  Net revenues             $ 5,761         $ 8,284         $ 7,581         $21,626
                           =======         =======         =======         =======

First Quarter 1998
  Net revenues             $10,292         $12,017         $12,430         $34,739
                           =======         =======         =======         =======


           During the quarters ended April 2, 1999 and April 3, 1998, sales to two major customers totaled $7.2 million and $9.3 million, respectively.

PIA MERCHANDISING SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.         Merger Agreement

           On February 28, 1999, the Company signed a definitive agreement with the SPAR Group to merge in a stock transaction involving the issuance of approximately 12.3 million of PIA stock to the shareholders of the SPAR Group. The transaction is subject to shareholder and regulatory approval. After the merger, SPAR Group shareholders will own approximately 69% of PIA Common Stock. The merger agreement currently requires the closing to occur by June 30, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act including, in particular, the statements about PIA's plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although PIA believes that its plans, intentions and expectations reflected in or suggested by such forward -looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q are set forth under the heading "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. All forward-looking statements attributable to PIA or persons acting on its behalf are expressly qualified by the cautionary statements contained in this Quarterly Report on Form 10-Q.

OVERVIEW

PIA Merchandising Services, Inc. (the "Company" or "PIA") provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser, chain, and discount drug stores. For the quarter ended April 2, 1999, compared to the quarter ended April 3, 1998, the Company generated approximately 67.2% and 64.5% of its net revenues from manufacturer clients and 32.8% and 35.5% from retailer clients, respectively.

The Company's profitability has been adversely affected by the loss of shared service accounts. The shared service business has historically required a significant fixed management and personnel infrastructure. Due in part to performance issues, industry consolidation and increased competition, the Company lost a number of shared service accounts in the last half of 1996, which has continued through the first quarter of 1999.

During 1998, the Company restructured its operations to address the significant fixed management infrastructure and rationalize the field organization. The restructuring resulted in a field organization that is aligned along functional lines of selling and execution. In addition, new scheduled deployment, labor tracking, and work generation systems now in place will continue to have a beneficial impact on managing the direct labor costs.

In the first quarter of 1999, the Company's current fixed cost structure continued to be disproportionate to the current level of revenues and will require rationalization of both the fixed management and field organization structure. PIA believes that it's recently announced merger with the SPAR Group specifically addresses this issue by creating a more flexible and systems driven organization that the Company believes will reduce fixed costs and create synergies directly improving the Company's profitability.

The Company has experienced a decrease in the demand for dedicated client services, and its business has decreased significantly due to the completion of a major drug chain's dedicated program in the fourth quarter of 1998. The net revenues associated with dedicated clients decreased, as a percentage of overall net revenues, from 29.7% in the first quarter of 1998 to 26.4% in the first quarter of 1999. Contracts with these dedicated clients are expected to continue throughout 1999 and beyond; however, revenue may not be at historical levels due to the changing mix of projects and store initiatives and the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

completion of a major project in the fourth quarter of 1998. The Company currently anticipates that revenue for the second quarter of 1999 will be lower than the first quarter of 1999 and the comparable prior year period, due to the scheduled completion of several projects, the annualized effect of business lost over the last 18 months and the impact of the Company's internal focus on restructuring operations.

PIA's quarterly results of operations are subject to certain variability related to the timing of retailer-mandated activity and the receipt of commissions. Retailer-mandated activity is typically higher in the second and third quarters of the year due to retailer scheduling of activity in off-peak shopping periods. In addition, new product introductions increase during such periods which requires the reset of categories as the new products gain distribution. In the dedicated services business, PIA provides each manufacturer or retailer client with an organization, including a management team, which works exclusively for that client.

The amount of commissions earned by PIA under its commission-based contracts, typically averaging 13% to 19% of total net revenues, varies seasonally, and generally corresponds to the peak selling seasons of the clients that have entered into these types of contracts. Historically, the Company has recognized greater commission income in the second and fourth quarters. See "Risk Factors -- Uncertainty of Commission Income."

RECENT TRANSACTION

On February 28, 1999, PIA entered into an agreement with SPAR Group, a privately held affiliated group of companies to merge in a stock transaction. Under the agreement, PIA will issue approximately 12.3 million shares of PIA Common Stock to the stockholders of SPAR Group. SPAR Group is privately owned provider of retail marketing and sales services offering merchandising support, incentive and motivation marketing programs, information management, marketing research, data base marketing and promotional analysis and forecasting. SPAR Group has annual revenues of approximately $75 million. After the merger, SPAR Group stockholders will own approximately 69% of PIA Common Stock. This transaction requires regulatory and stockholder approval. The merger agreement currently requires the closing to occur by June 30, 1999.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED APRIL 2, 1999 COMPARED TO THREE MONTHS ENDED APRIL 3, 1998

NET REVENUES

Net revenues for the quarter ended April 2, 1999 decreased from the comparable period of 1998 due principally to a decrease in all of it's major business segments. For the first quarter of 1999, net revenues were $21.6 million compared to $34.7 million in the first quarter of 1998, a 37.8% decrease.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth net revenues by client type as a percentage of net revenues for the periods indicated:

                                                                     Quarter Ended
                                          -----------------------------------------------------------------
                                             April 3, 1998                 April 2, 1999             Change
                                          --------------------          -------------------
(amounts in millions)                     Amount           %            Amount          %              %
                                          ------         -----          ------        -----          -----
Shared service client net revenues         $12.0          34.6%         $ 8.3          38.4%         (30.8)%
Project client net revenues                 12.4          35.7            7.6          35.2          (38.7)
Dedicated client net revenues               10.3          29.7            5.7          26.4          (44.7)
                                           -----         -----          -----         -----          -----

  Net Revenue                              $34.7         100.0%         $21.6         100.0%         (37.8)%
                                           =====         =====          =====         =====          =====


The Company's dedicated client net revenues have declined from $10.3 million in the first quarter of 1998 to $5.7 million in the first quarter of 1999, a 44.7% decrease. The decrease in dedicated client net revenues for the first quarter of 1999 compared to the first quarter of 1998 resulted primarily from the completion of a major drug chain's dedicated program in the fourth quarter of 1998. Management expects that net revenues from dedicated clients will decrease in 1999 due to the completion of a $15.0 million project in the last quarter of 1998.

Shared service client net revenues decreased from $12.0 million in the first quarter of 1998 to $8.3 million in the first quarter of 1999, a 30.8% decrease due to the loss of clients in the first six months of 1998. Shared service client net revenue increased as a percentage of net revenue by 3.8%.

Project client net revenues have decreased from $12.4 million in the first quarter of 1998 to $7.6 million in the first quarter of 1999, a 38.7% decrease due to the reduction in project revenue from lost shared clients and reduced levels of new business.

The decrease in shared service and project client net revenues for the first quarter of 1999 compared to the first quarter of 1998 resulted from a decrease in revenue of $12.5 million from clients no longer with the Company offset partially by an increase in revenue from new clients of $2.0 million, and by an increase in revenue from existing shared service and project client accounts of $2.4 million.

OPERATING EXPENSES

The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:


                                                                 Quarter Ended
                                          ----------------------------------------------------------------
                                            April 3, 1998                 April 2, 1999             Change
                                          -------------------          ------------------
(amounts in millions)                     Amount          %            Amount          %              %
                                          -----         -----          -----         -----          -----
Field service costs                       $29.8          85.8%         $20.1          93.1%         (32.6)%
Selling expenses                            2.3           6.6            1.5           6.9          (34.8)
General & administrative expenses           3.5          10.2            3.1          14.4          (11.4)
Depreciation & amortization                 0.3           0.9            0.3           1.3           (0.0)
                                          -----         -----          -----         -----          -----

  Total Operating Expenses                $35.9         103.5%         $25.0         115.7%         (30.4)%
                                          =====         =====          =====         =====          =====


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the first quarter of 1999, field service costs decreased $9.7 million, or 32.6%, to $20.1 million, as compared to $29.8 million in the first quarter of 1998. Field service costs are comprised principally of field labor and related costs and overhead expenses required to provide services to both shared and dedicated service clients.

As a percentage of net revenues, field service costs in the first quarter of 1999 increased to 93.1% from 85.8% in the same period last year. The increase in field service costs as a percentage of net revenues in the first quarter of 1999 was due primarily to the fixed cost component of field service costs. However, total field service costs decreased by $9.7 million due to both declining net revenues and more efficient field deployment.

For the quarter ended April 2, 1999, selling expenses decreased $0.8 million, or 34.8%, to $1.5 million compared to $2.3 million in the same period last year. This decrease in costs was a result of a reduction in salaries and related expenses resulting from a reduction in personnel. As a percentage of net revenues, selling expenses increased to 6.9% in the first quarter of 1999, compared to 6.6% in the first quarter of 1998.

General and administrative expenses decreased 11.4% in the first quarter of 1999 to $3.1 million, compared to $3.5 million in the same period of 1998. The decrease in general and administrative costs was due primarily to incentive liabilities recorded in the first two quarters of 1998 and salary and wage staff reductions during the quarter ended April 2, 1999. This decrease was partially offset by a charge for certain severance costs of $0.5 million and pre-merger transaction costs of $0.3 million.

OTHER INCOME

Interest income decreased in the first quarter of 1999, as compared to the first quarter of 1998, due to lower cash balances available for investment in 1999.

Interest expense increased in the first quarter of 1999 due to borrowing on the bank revolving line of credit.

Equity in earnings of affiliate represents the Company's share of the earnings of Ameritel, Inc., a full service telemarketing company.

INCOME TAXES

The income tax provision in the first quarters of 1999 and 1998 represent minimum state and local taxes.

NET LOSS

The Company incurred a net loss of $3.3 million in the first quarter of 1999 or $0.61 per basic and diluted share compared to a net loss of approximately $1.0 million, or $0.19 per basic and diluted share, in the first quarter of 1998. The loss in the first quarter of 1999 was primarily a result of a reduction in shared service and project client net revenues partially offset by a reduction in field service costs and a reduction in selling and general and administrative costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL MODEL

The Company developed a financial model to assist in the understanding of the operating results and impact of various cost functions within the organization. This model follows more standard metrics and allows the Company to analyze and manage at the business unit level. The following table illustrates this financial model for the quarters ended April 3, 1998 and April 2, 1999.


                                                                       Quarter Ended
                                                     ---------------------------------------------------
 (amounts in millions)                                   April 3, 1998                 April 2, 1999
                                                     --------------------           --------------------
                                                     Amount           %             Amount           %
                                                     -----          -----           -----          -----
Net revenues                                         $34.7          100.0%          $21.6          100.0%

Direct business unit field expense                    25.6           73.8            16.4           75.8
                                                     -----          -----           -----          -----
    Gross Margin                                       9.1           26.2             5.2           24.2

Overhead and Allocated Field Expense                   6.0           17.3             4.0           18.7
                                                     -----          -----           -----          -----
    Business Unit Margin                               3.1            8.9             1.2            5.5

Selling, General and Administrative Expenses           4.0           11.5             4.3           19.9
                                                     -----          -----           -----          -----

Earnings (loss) before interest, taxes,
  depreciation and amortization (EBITDA)             $(0.9)          (2.6)%         $(3.1)         (14.4)%
                                                     =====          =====           =====          =====



Management expects to continue to review the business results on the basis of the comparable financial statement format contained in this Form 10-Q until the second quarter ending July 2, 1999, when the financial model can be evaluated with the newly merged Company.

Certain amounts within the financial model have been reclassified in prior periods in order to conform to the current period's presentation.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 1997, January 1, 1999, and the first three months of 1999, PIA incurred significant losses and experienced substantial negative cash flow. PIA had net losses of $15.1 million for the fiscal year ended 1997, $4.3 million for fiscal year 1998 and $3.3 million for the quarter ended April 2, 1999. PIA expects to have further losses for the second quarter of fiscal 1999. As noted, PIA has entered into a merger agreement with SPAR Group. The merger with SPAR Group is expected to reduce fixed costs and create synergies directly impacting PIA's profitability and cash flow. Should this merger not be completed, PIA will be required to significantly reduce its operating costs to minimize the effects of further reductions in revenues and operating losses. PIA cannot guarantee that it will not sustain further losses.

The Company experienced a net decrease in cash and cash equivalents of $3.7 million for the quarter ended April 2, 1999. However, with the addition of the revolving line of credit subject to availability, timely collection of receivables, and the Company's positive working capital position, management believes the funding of operations over the next twelve months will be sufficient. In addition, the recently announced merger with the SPAR Group is expected to substantially reduce fixed costs and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

create synergies directly impacting the Company's profitability. Should this merger not be completed, PIA will be required to significantly reduce its operating costs to minimize the effects of further reductions in revenues and operating losses. PIA cannot guarantee that it will not sustain further losses or reductions in cash.

In December 1998, PIA Merchandising Co., Inc. ("PIA Co.") and another subsidiary of PIA entered into a loan and security agreement with Mellon Bank, N.A. The agreement provides for a revolving line of credit that allows maximum borrowing of $20.0 million and requires PIA Co. to borrow and maintain a minimum balance of $2.0 million. The three-year credit facility will be used for working capital purposes and potential acquisitions. At April 2, 1999, PIA Co. did not comply with the net worth covenant and a forbearance was granted by the bank. PIA Co. anticipates that it will not be in compliance with future covenants and that bank forbearances will be requested. PIA Co. cannot guarantee that future forbearances will be granted by the bank. In the event that the bank elects not to grant a forbearance for covenant non-compliance, the bank has the ability to immediately accelerate the maturity of the credit facility.

On March 1, 1996, the Company completed an initial public offering of PIA Common Stock, raising $26.5 million. Prior to this offering, the Company's primary sources of financing were senior borrowings from a bank under a revolving line of credit and subordinated borrowings from two stockholders. As of April 2, 1999, the Company used the proceeds from the offering to repay bank debt of $3.4 million, to repurchase 507,000 shares of the Company's stock for approximately $3.0 million and to fund the Company's operating losses in 1997, 1998, and the quarter ended April 2, 1999. During the quarter ended April 2, 1999, the Company had a net decrease in cash of $3.7 million, resulting from its operating losses and a reduction in accounts payable, that were offset partially by a reduction in accounts receivable.

In March 1997, the Company's Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to 1,000,000 shares of PIA Common Stock from time to time in the open market, depending on market conditions. This program was funded by proceeds from the initial public offering. As of July 14, 1997, the Company repurchased an aggregate of 507,000 shares of its Common Stock for an aggregate price of approximately $3.0 million. In March 1999, the Company's Board of Directors approved the cancellation of 507,000 shares of its Common Stock that were originally repurchased by the Company in 1997.

Cash and cash equivalents totaled $11.1 million at January 1, 1999, compared with $7.4 million at April 2, 1999. At January 1, 1999 and April 2, 1999 the Company had working capital of $13.8 million and $8.8 million, respectively, and current ratios of 2.5 and 1.8, respectively.

Net cash used in operating activities for the three months ended April 2, 1999 was $3.6 million, compared with $4.5 million for the comparable period in 1998. This use of cash for operating activities in 1999 resulted primarily from a decrease in accounts payable and other liabilities, and a net operating loss. Net cash used in investing activities for the three months ended April 3, 1998 and April 2, 1999 was $0.2 million and $0.1 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The above activity resulted in a net decrease in cash and cash equivalents of $3.7 million for the three month period ended April 2, 1999, compared to a net decrease of $4.7 million for the comparable period in 1998.

Cash and cash equivalents and the timely collection of its receivables provide the Company's current liquidity. However, the potential uncollectibility of receivables due from any of PIA's major clients, or a significant reduction in business from such clients, or the inability to acquire new clients would have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.


PIA may incur additional indebtedness in 1999 in connection with the merger. SPAR Group acquired the assets of an incentive marketing company in January 1999. A portion of the purchase price was paid through the issuance of a promissory note in the original principal amount of $12,422,189 (plus an earnout, if any) which matures on September 15, 1999. As of April 2, 1999, the amount owed under the note was approximately $11.1 million, excluding the earnout payment, if any. In addition, the stockholders of SPAR Group loaned SPAR Group $2,958,000 to facilitate the acquisition. If this indebtedness is not repaid before the transaction with PIA is consummated, the combined company will assume these obligations. PIA will also be obligated, under certain circumstances, to pay severance compensation to its employees in connection with the merger. Further, PIA will incur substantial costs in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate of approximately $2.4 million and severance payments of approximately $3.0 million. PIA is currently negotiating with major banks for a $50 million revolving line of credit to meet cash needs in connection with the merger and future potential acquisitions in 1999. PIA cannot provide any assurance that it will be able to secure a $50 million revolving line of credit.

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

PIA has substantially completed the evaluation of its information technology infrastructure, software, hardware and communications systems. PIA believes that its critical hardware and software applications are currently Year 2000 compliant. Completion of PIA's plan to upgrade all hardware and software applications to be Year 2000 compliant is expected by the third quarter of 1999. Third party vendors are also being reviewed for Year 2000 compliance and PIA expects this risk assessment to be complete by the end of second quarter of 1999. PIA's assessment and evaluation efforts include testing systems, inquiries of third parties and other research. By implementing significant systems upgrades, PIA believes that it has substantially reduced its potential internal exposure to Year 2000 problems.

The most reasonably likely worst case scenario involves Year 2000 problems experienced by our staffing suppliers. In such a scenario PIA's ability to efficiently deploy the necessary staff to service its clients' needs could be negatively affected. PIA does not anticipate that any such effects would be of a long term nature as it has alternative methods of deploying staff that do not involve the use of such suppliers. In the event that certain systems fail to function properly, manual processes will be implemented. Due to the nature of the business, PIA does not anticipate a system failure to cease the operations, as operations are not deemed to be systems dependent. Additionally, PIA plans to be capable of operating in the event of a systems failure of any vendor.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PIA will utilize internal resources to reprogram, or replace and test the software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $67,000 and is being funded through operating cash flows. Of the total project cost, approximately $6,000 was expensed in the fiscal year 1998, $20,000 was expensed in the first quarter of 1999, and the remaining $41,000 will be expensed in the last nine months of 1999. It is not expected that these costs will have a material effect on the results of operations.

The extent and magnitude of the Year 2000 problem as it will affect PIA externally, both before and after January 1, 2000, is difficult to predict or quantify for a number of reasons. These include the lack of control over systems that are used by third parties that are critical to PIA's operation, the complexity of testing inter-connected networks and applications that depend on third party networks. If any of these third parties experience Year 2000 problems, it could have a material adverse effect on PIA. Due to the nature of its business, however, PIA does not believe that its operations are dependent on third party systems. Furthermore, PIA believes that manual processes could be implemented if certain systems failed to function properly. PIA is not currently aware of any material operational issues associated with preparing its internal systems for the Year 2000, or the adequacy of critical third party systems. PIA has not developed a contingency plan in case it does not achieve Year 2000 compliance on or before December 31, 1999. The results of its evaluation and assessment efforts do not indicate a need for contingency planning. PIA intends to continue assessing its Year 2000 compliance, implementing compliance plans and communicating with third parties about their Year 2000 compliance. If PIA's continued efforts indicate that contingency planning is prudent, PIA will undertake appropriate planning at that time.

RISK FACTORS

It is recommended that this Form 10-Q be read in conjunction with PIA's Annual Report on Form 10-K/A for the fiscal year ended January 1, 1999. The following risk factors should also be carefully reviewed in addition to the other information contained in this Form 10-Q.

PIA HAS A HISTORY OF LOSSES AND MAY EXPERIENCE FUTURE LOSSES

During the years ended December 31, 1997, January 1, 1999, and the first three months of 1999, PIA incurred significant losses and experienced substantial negative cash flow. PIA had net losses of $15.1 million for the fiscal year ended 1997, $4.3 million for fiscal year 1998 and $3.3 million for the quarter ended April 2, 1999. PIA expects to have further losses for the second quarter of fiscal 1999. As noted, PIA has entered into a merger agreement with SPAR Group. The merger with SPAR Group is expected to reduce fixed costs and increase PIA's profitability and cash flow. Should this merger not be completed, PIA will be required to significantly reduce its operating costs to minimize the effects of further reductions in revenues and operating losses. PIA cannot guarantee that it will not sustain further losses or operate profitably in the future. Losses in 1997 were primarily caused by margin reductions from the loss of shared service clients, inefficiencies in field labor execution, poor pricing decisions for some client contracts and higher business unit overhead costs. The recognition of $5.4 million in restructuring and other charges was also responsible for the losses. Losses in 1998 and the first quarter in 1999, were caused primarily by margin reductions and from a decline in revenues due to loss of shared service clients and completion of dedicated projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

PIA MAY HAVE DIFFICULTY MEETING IT'S FUTURE CASH NEEDS

During the first quarter ended April 2, 1999, PIA experienced a decrease in cash and cash equivalents of $3.7 million. The company expects to have further decreases in cash for the second quarter of fiscal 1999. Although management believes the funding of operations over the next twelve months will be sufficient, there can be no assurance that PIA will be able to generate sufficient cash or increase its credit line in order to operate its business following this twelve month period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview.

PIA HAS LOST BUSINESS AND MAY CONTINUE TO LOSE BUSINESS

PIA's business mix has changed significantly over the last year, and is expected to continue to change during 1999, in response to client needs, and the evolving third party merchandising industry. Due in part to the completion of a major dedicated client program, and the loss of several shared service clients, sales have declined over the last 18 months, and no sizable new dedicated business has been sold to compensate for these losses. PIA has reduced its dedicated management and personnel infrastructure accordingly.

INDUSTRY CONSOLIDATION HAS ADVERSELY AFFECTED PIA'S BUSINESS

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

PIA'S REVENUES DEPEND LARGELY ON A FEW CLIENTS

PIA's ten largest clients generated approximately 80% of PIA's net revenues for the quarter ended April 2, 1999, and approximately 76% for the quarter ended April 3, 1998. PIA believes the uncollectibility of amounts due from any of its large clients, a significant reduction in business from such clients, or the inability to attract new clients, could have a material adverse effect on its results of operations. During the quarter ended April 2, 1999 none of PIA's manufacturer or retailer clients accounted for greater than 10% of net revenues other than Eckerd Drug Stores, Buena Vista Home Entertainment, Safeway and S.C. Johnson & Sons, Inc. which account for 16.9%, 16.3%, 13.1% and 11.1%, respectively. During the quarter ended April 3, 1998, none of PIA's manufacturer or retailer clients accounted for greater than 10% of net revenues other than Eckerd Drug Stores, CVS Pharmacy Incorporated, and Buena Vista Home Entertainment which accounted for 13.4%, 13.4% and 10.8% of net revenues, respectively. The majority of the Company's contracts with its clients for shared services have multi-year terms.

PIA'S OPERATING RESULTS MAY FLUCTUATE BECAUSE ITS COMMISSION INCOME IS UNCERTAIN

Approximately 19% of the Company's net revenues for the quarter ended April 2, 1999 were earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Under certain of these contracts, the Company generally receives a draw on a monthly or quarterly basis, which is then applied against commissions earned. Adjustments are made on a monthly or quarterly basis upon receipt of reconciliations between commissions earned from the client and the draws previously received. The reconciliations typically result in commissions owed to the Company in excess of previous draws; however, the Company cannot predict with accuracy the level of its clients' commission-based sales. Accordingly, the amount of commissions in excess of or less than the draws previously received will fluctuate and can significantly affect the Company's operating results in any quarter.

PIA IS CONTROLLED BY A FEW STOCKHOLDERS

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk related to the variable interest rate on the line of credit and the variable yield on it's cash and cash equivalent. The Company's accounting policies for financial instruments and disclosures relating to financial instruments require that the Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long term debt. The Company considers carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of long-term debt approximate fair value because the obligation bears interest at a floating rate. The Company monitors the risks associated with interest rates and financial instrument positions based on policies set by arrangement card approved by the Board of Directors. The Company's investment policy objectives require the preservation and safety of the principal, sufficient liquidity to meet expected and unexpected cash requirements, and the maximization of the return on investment based upon the safety and liquidity objectives.

The Company's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

INVESTMENT PORTFOLIO

The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. The Company invests its cash and cash equivalents in investments in high-quality and highly liquid investments consisting of taxable money market instruments, corporate bonds and some tax-exempt securities. The average yields on the Company's in-vestments in the first quarter ended April 2, 1999 were approximately 4.3 % based on outstanding investments which ranged from $6.2 million to $13.1 million. The average yields on the Company's investments in the first quarter ended April 3, 1998 were approximately 5.0% based on outstanding in-vestments which ranged from $9.6 million to $10.9 million. As of April 2, 1999, PIA's cash and cash equivalents and investments totaled $7.5 million and consisted primarily of taxable money market instruments, corporate bonds and tax-exempt securities with maturities of less than one year with an average yield of approximately 4.0%. As of April 3, 1998, PIA's cash and cash equivalents and investments totaled $9.6 million and consisted primarily of taxable money market instruments, corporate bonds and tax-exempt securities with maturities of less than one year and with an average yield of approximately 5.0%. If there were a 10% change in the average yield based upon the Company's outstanding investments of $7.5 million, interest income would increase or decrease by $30,000 per annum.

DEBT

The Company's obtained a line of credit with Mellon Bank N.A. in December 1998 and immediately drew down the minimum borrowing requirement of $2.0 million, and had an outstanding balance of $2.0 million at January 1, 1999. The line of credit requires monthly interest payments based on a variable interest rate applied to the outstanding loan balance. The weighted average interest rate on borrowings for the quarter ended April 2, 1999 was 8.0% and if there were a 10% change in the interest rate based upon the Company's minimum borrowing requirement of $2.0 million interest expense would increase or decrease by $16,000 per annum.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

           On February 25, 1998, the Company and its Canadian subsidiary were served with two Statements of Claim in the Ontario court (General Division) of the Province of Ontario, Canada, filed by Merchandising Consultants Associates ("MCA") asserting claims for alleged breach of Confidentiality Agreements dated October 19, 1996 and July 17, 1997. Both of these lawsuits assert that the Company and its subsidiary improperly used confidential information provided by MCA as part of the Company's due diligence concerning its proposed acquisition of MCA, including alleged clientele, contracts, financial statements and business opportunities of MCA. In addition, MCA contends that the Company breached and allegedly reneged upon the terms for acquisition of MCA contained in a Letter of Intent between the parties dated July 17, 1997, which by its express terms was non-binding. The Statements of Claim sought damages totaling $10.2 million.

           The Company has agreed to settle the MCA lawsuit. Both parties have agreed to drop the lawsuit for no compensation and to execute a Full and Final Release, releasing each other from all claims.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

           Use of Proceeds - The Company received $26.5 million in net proceeds from its initial public offering in March 1996. The Company, as originally outlined in "Use of Proceeds" in its prospectus, has used approximately $16.1 million through the period ended April 2, 1999 for debt repayment, capital spending and working capital requirements and $3.0 million to repurchase PIA's Common Stock.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5: OTHER INFORMATION

           Not applicable.

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

3.2        By-laws of PIA (incorporated by reference to the Form S-1).

4.1 Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding Corporation. RVM/PIA, a California Limited
           Partnership, The Riordan Foundation and Creditanstalt-Bankverine
           (incorporated by reference to the Form S-1).

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

10.5       Severance Agreement dated as of February 20, 1998 between PIA and
           Cathy L. Wood (incorporated by reference to Exhibit 10.5 to the
           Company's Form 10-Q for the 1st Quarter ended April 30, 1998).

10.6       Severance Agreement dated as of August 10, 1998 between PIA and
           Clinton E. Owens (incorporated by reference to Exhibit 10.6 to the
           Company's Form 10-Q for the 3rd Quarter ended October 2, 1998).

10.7 Amendment No. 1 to Employment Agreement dated as of October 1, 1998 between PIA and Terry R. Peets (incorporated by reference to Exhibit
           10.7 of the Company's Form 10-K/A for the fiscal year ended January
           1, 1999 (the "10-K/A").

10.8       Amended and Restated Severance Compensation Agreement dated as of
           October 1, 1998 between PIA and Cathy L. Wood (incorporated by reference to Exhibit 10.8 of the Company's 10-K/A).

10.9       Loan and Security Agreement dated December 7, 1998 among Mellon Bank,
           N.A., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and PIA
           (incorporated by reference to Exhibit 10.9 of the Company's 10-K/A).

10.10      Agreement and Plan of Merger dated as of February 28, 1999 among PIA,
           S.G. Acquisition, Inc., PIA Merchandising Co., Inc., SPAR
           Acquisition, In., SPAR Marketing, Inc., SPAR Marketing Force, Inc.,
           SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive
           Marketing, Inc., SPAR MCI Performance Group, Inc. and SPAR
           Trademarks, Inc. (incorporated by reference to Exhibit 10.10 of the Company's 10-K/A).


10.11      Voting Agreement dated as of February 28, 1999 among PIA, Clinton E.
           Owens, RVM/PIA, California limited partnership, Robert G. Brown and
           William H. Bartels (incorporated by reference to Exhibit 10.11 of the
           Company's 10-K/A).

10.12 Amendment No 2 to Employment Agreement dated as of February 11, 1999 between PIA and Terry R. Peets.

21.1       Subsidiaries of the Company (incorporated by reference to the Form
           S-1).

27.1       Financial Data Schedule

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


Dated:
       -------------------

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

3.2        By-laws of PIA (incorporated by reference to the Form S-1).

4.1 Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding Corporation. RVM/PIA, a California Limited
           Partnership, The Riordan Foundation and Creditanstalt-Bankverine
           (incorporated by reference to the Form S-1).

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

10.5       Severance Agreement dated as of February 20, 1998 between PIA and
           Cathy L. Wood (incorporated by reference to Exhibit 10.5 to the
           Company's Form 10-Q for the 1st Quarter ended April 30, 1998).

10.6       Severance Agreement dated as of August 10, 1998 between PIA and
           Clinton E. Owens (incorporated by reference to Exhibit 10.6 to the
           Company's Form 10-Q for the 3rd Quarter ended October 2, 1998).

10.7 Amendment No. 1 to Employment Agreement dated as of October 1, 1998 between PIA and Terry R. Peets (incorporated by reference to Exhibit
           10.7 of the Company's Form 10-K/A for the fiscal year ended January
           1, 1999 (the "10-K/A").

10.8       Amended and Restated Severance Compensation Agreement dated as of
           October 1, 1998 between PIA and Cathy L. Wood (incorporated by reference to Exhibit 10.8 of the Company's 10-K/A).

10.9       Loan and Security Agreement dated December 7, 1998 among Mellon Bank,
           N.A., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and PIA
           (incorporated by reference to Exhibit 10.9 of the Company's 10-K/A).

10.10      Agreement and Plan of Merger dated as of February 28, 1999 among PIA,
           S.G. Acquisition, Inc., PIA Merchandising Co., Inc., SPAR
           Acquisition, In., SPAR Marketing, Inc., SPAR Marketing Force, Inc.,
           SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive
           Marketing, Inc., SPAR MCI Performance Group, Inc. and SPAR
           Trademarks, Inc. (incorporated by reference to Exhibit 10.10 of the Company's 10-K/A).


10.11      Voting Agreement dated as of February 28, 1999 among PIA, Clinton E.
           Owens, RVM/PIA, California limited partnership, Robert G. Brown and
           William H. Bartels (incorporated by reference to Exhibit 10.11 of the
           Company's 10-K/A).

10.12 Amendment No 2 to Employment Agreement dated as of February 11, 1999 between PIA and Terry R. Peets.

21.1       Subsidiaries of the Company (incorporated by reference to the Form
           S-1).

27.1       Financial Data Schedule