Form 10-K/A
period 1999-01-01
PIA MERCHANDISING SERVICES INC
filed 1999-05-25
CIK 1004989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                  FORM 10-K/A


                                Amendment No. 2



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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


        The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on May 1, 1999, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $4,031,301.

        The number of shares of the Registrant's Common Stock outstanding as of May 1, 1999 was 5,480,966 shares.


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


        As part of retailer consolidation, retailers are centralizing most administrative functions, including operations, procurement and category management. In response to this centralization and the growing importance of large retailers, many manufacturers have reorganized their selling organizations around a retailer team concept that focuses on a particular retailer. PIA has also responded to this emerging trend by establishing client service offices that are fully staffed to provide the PIA client and the retailer with access to all of PIA's services. PIA currently has retailer teams in place at three discount and drug stores.


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

COMPETITION


        The third-party merchandising industry is highly competitive and is comprised of an increasing number of merchandising companies with either specific retailer, retail channel or geographic coverage, as well as food brokers. Based on information posted on the website of the National Association for Retail Merchandising Services, PIA believes there are over 150 competitors in the field of merchandising services. These companies tend to compete with the Company primarily in the retail grocery channel, and some of them may have a greater presence in certain of the retailers in whose stores the Company performs its services. The Company also competes with several companies that are national in scope, such as Powerforce, Alpha One, Pimms, and SPAR Marketing Force. These companies compete with PIA principally in the mass merchandiser, chain drug and deep discount drug retail channels. PIA believes the principal competitive factors within its industry include development of technology breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area.

        PIA entered into an agreement with SPAR Marketing Force and certain of its affiliates ("SPAR Group") in February 1999 which was amended in May 1999, in which PIA will essentially be acquired by SPAR Group in a merger in which all the outstanding Common Stock of SPAR will be exchanged for approximately 12.8 million shares of PIA Common Stock. See "--Recent Transaction." After the merger, the SPAR Group shareholders will own approximately 70% of PIA Common Stock.


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

RECENT TRANSACTION


        On February 28, 1999, PIA entered into an agreement as amended on May 14, 1999, with SPAR Group, a privately held affiliated group of companies to merge in a stock transaction. Under the agreement, PIA will issue approximately
12.8 million shares of PIA Common Stock to the stockholders of SPAR Group. SPAR Group is a privately owned provider of retail marketing and sales services offering merchandising support, incentive and motivation marketing programs, information management, marketing research, data base marketing and promotional analysis and forecasting. The transaction will be accounted for as a reverse acquisition in which SPAR Group is deemed to be the accounting acquirer. SPAR Group has annual revenues of approximately $75 million. After the merger, SPAR Group stockholders will own approximately 70% of PIA Common Stock. The transaction requires regulatory and stockholder approval and is currently expected to close in the second quarter of 1999.

                                  RISK FACTORS


        The following risk factors should be carefully reviewed in addition to the other information contained in this annual report on Form 10-K/A.

PIA HAS A HISTORY OF LOSSES AND MAY BE UNPROFITABLE IN THE FUTURE

        During the years ended December 31, 1997 and January 1, 1999, the Company incurred significant losses and experienced substantial negative cash flow. PIA had net losses of $15.1 million for the fiscal year ended 1997, $4.3 million for fiscal year 1998. The Company expects to have further losses for the first quarter of fiscal 1999. As noted, the Company has entered into a merger agreement with SPAR Group. If the merger is not completed, the Company will be required to significantly reduce its operating costs to minimize the effects of further reductions in revenues and operating losses. PIA cannot guarantee that it will not sustain further losses or that it will operate profitably in the future. Losses in 1997 were primarily caused by margin reductions from the loss of shared service clients, inefficiencies in field labor execution, poor pricing decisions for some client contracts and higher business unit overhead costs. The recognition of $5.4 million in restructuring and other charges was also responsible for the losses. Losses in 1998 primarily were caused by margin reductions and from a decline in revenues due to loss of shared service clients and completion of dedicated projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PIA MAY HAVE DIFFICULTY MEETING ITS FUTURE CASH NEEDS

        For the year ended January 1, 1999, PIA experienced a decrease in cash and cash equivalents of $1.9 million. PIA expects to have further decreases in cash in 1999. There can be no assurance that PIA will be able to generate sufficient cash or increase its credit line in order to operate its business following this 12 month period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

THE CONTINUED LOSS OR REDUCTION OF BUSINESS WILL HURT PIA'S FINANCIAL
PERFORMANCE


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

PIA'S REVENUES DEPEND LARGELY ON A FEW CLIENTS

        PIA's ten largest clients generated approximately 75% of PIA's net revenues for the year ended January 1, 1999, and approximately 69% for the year ended December 31, 1997. During the year ended January 1, 1999 none of PIA's manufacturer or retailer clients accounted for greater than 10% of net revenues other than Eckerd Drug Stores, CVS Pharmacy Incorporated and Buena Vista Home Entertainment, which accounted for 15.6%, 12.6% and 10.6%, respectively. During the year ended December 31, 1997, none of PIA's manufacturer or retailer clients accounted for greater than 10% of net revenues other than Buena Vista Home Entertainment and Eckerd Drug Stores which accounted for 16.0% and 13.6% of net revenues, respectively. The majority of the Company's contracts with its clients for shared services have multi-year terms. PIA believes the uncollectibility of amounts due from any of its large clients, a significant reduction in business from such clients, or the inability to attract new clients, could have a material adverse effect on the Company's results of operations.

PIA'S OPERATING RESULTS MAY FLUCTUATE BECAUSE ITS COMMISSION INCOME IS UNCERTAIN


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


PIA IS CONTROLLED BY A FEW STOCKHOLDERS

        Riordan, Lewis & Haden ("RLH"), a private investment firm, beneficially owns approximately 29.7% of PIA's outstanding Common Stock. PIA's directors and officers, in the aggregate, beneficially own approximately 16.2% of PIA's outstanding Common Stock (excluding the shares owned by Riordan, Lewis & Haden which are deemed to be beneficially owned by Mr. Haden and Mr. Lewis). While not controlling a majority of the outstanding shares, RLH, and the directors and officers acting together generally will have significant influence with respect to the election of directors and other matters submitted to the PIA stockholders, including amendments to PIA's charter and Bylaws and approval of certain mergers or similar transactions and sales of all or substantially all of PIA's assets. If the merger with the SPAR Group is consummated, the current stockholders of SPAR Group will beneficially own approximately 70% of PIA's outstanding Common Stock. Accordingly, if they act as a group they will generally be able to elect all directors and they will have the power to prevent or cause a change in control of PIA. Such concentration of ownership could have the effect of making it more difficult for a third party to acquire control of PIA in the future, and may discourage third parties from attempting to do so.

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



        As of May 1, 1999, there were approximately 801 holders of record of the Company's Common Stock.


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


        PIA may incur additional indebtedness in 1999 in connection with the merger. SPAR Group acquired the assets of an incentive marketing company in January 1999. A portion of the purchase price was paid through the issuance of a promissory note in the principal amount of $12,422,189 (plus an earn out, if any), which matures on September 15, 1999. As of March 31, 1999, the amount owed under the note was estimated to be $10.8 million, excluding the earn out payment, if any. In addition, the principal stockholders of SPAR Group loaned SPAR Group $2,958,000 to facilitate the acquisition. If this indebtedness is not repaid before the transaction with PIA is consummated, the combined company will assume these obligations along with other liabilities of SPAR Group. PIA will also be obligated, under certain circumstances, to pay severance compensation to its employees in connection with the merger. Further, PIA will incur substantial costs in connection with the transaction, including legal, accounting and investment banking fees and severance payments of an aggregate of approximately $00.0 million. PIA is currently negotiating with major banks for a $50 million revolving line of credit to meet cash needs in connection with the merger and future potential acquisitions in 1999. PIA cannot provide any assurance that it will be able to secure a $50 million revolving line of credit.


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


        The most reasonably likely worst case scenario involves Year 2000 problems experienced by PIA's staffing suppliers. In such a scenario PIA's ability to efficiently deploy the necessary staff to service its clients' needs could be negatively affected. PIA does not anticipate that any such effects would be of a long term nature as it has alternative methods of deploying staff that do not involve the use of such suppliers. In the event that certain systems fail to function properly, manual processes will be implemented. Due to the nature of the business, PIA does not anticipate a system failure to cease the operations, as operations are not deemed to be systems dependent. Additionally, PIA plans to be capable of operating in the event of a systems failure of any vendor.

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

INVESTMENT PORTFOLIO

        The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. The Company invests its cash and cash equivalents in investments in high-quality and highly liquid investments consisting of taxable money market instruments, corporate bonds and some tax-exempt securities. The average yields on the Company's investments in the fiscal year ended January 1, 1999 were approximately 5.3% based on outstanding investments which ranged from $8.2 million to $13.0 million. The average yields on the Company's investments in the fiscal year ended December 31, 1997 were approximately 3.4% based on outstanding investments which ranged from $11.1 million to $22.8 million. As of January 1, 1999, PIA's cash and cash equivalents and investments totaled $11.1 million and consisted primarily of taxable money market instruments, corporate bonds and tax-exempt securities with maturities of less than one year with an average yield of approximately 3.6%. As of December 31, 1997, PIA's cash and cash equivalents and investments totaled $13.0 million and consisted primarily of taxable money market instruments, corporate bonds and tax-exempt securities with maturities of less than one year and with an average yield of approximately 5.1%. If there were a 10% change in the average yield based upon the Company's outstanding investments of $11.1 million, interest income would increase or decrease by $40,000 per annum.

DEBT

        The Company obtained a line of credit with Mellon Bank N.A. in December 1998 and immediately drew down the minimum borrowing requirement of $2.0 million, and had an outstanding balance of $2.0 million at January 1, 1999. The line of credit requires monthly interest payments based on a variable interest rate applied to the outstanding loan balance. The weighted average interest rate on borrowings for the fiscal year ended January 1, 1999 was 8.0% and if there were a 10% change in the interest rate based upon the Company's minimum borrowing requirement of $2.0 million interest expense would increase or decrease by $16,000 per annum.


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


     1995 Stock Option Plan for Nonemployee Directors. PIA adopted its 1995 Stock Option Plan for Nonemployee Directors in December 1995 (the "Nonemployee Directors Plan"), covering 100,000 shares of PIA Common Stock. Under the Nonemployee Directors Plan, each of Messrs. Coulombe, Haden and Lewis was granted an option to purchase 1,500 shares of PIA Common Stock at an exercise price of $5.32 per share that became fully exercisable on May 12, 1998. Messrs. Colwell, Coulombe, Haden and Lewis were each granted an option to purchase 1,500 shares of PIA Common Stock at an exercise price of $5.125 per share on May 12, 1998, that will become fully exercisable on the date of the Annual Meeting if they serve as a director until the date of the Annual Meeting. Notwithstanding the foregoing, pursuant to action taken by the PIA Board in February 1999, all options granted to nonemployee directors will automatically vest in full upon the occurrence of an acquisition event (such term, as defined by the PIA Board, includes the consummation of the Merger).

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


     Incentive Compensation Plan. For 1998, the Compensation Committee approved the 1998 Incentive Compensation Plan (the "ICP") which is based upon PIA's 1998 Business Plan (the "Business Plan"). Under the ICP, specified bonuses would have been payable in the event PIA's earnings per share equaled or exceeded a specified target amount. No bonuses were paid to executive officers in 1998 and the ICP was terminated.

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

10.7+* Amendment No. 1 to Employment Agreement dated as of October 1, 1998 between PIA and Terry R. Peets.

10.8+*   Amended and Restated Severance Compensation Agreement dated as of
         October 1, 1998 between PIA and Cathy L. Wood.

10.9+    Loan and Security Agreement dated December 7, 1998 among Mellon Bank,
         N.A., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and PIA.

10.10+   Agreement and Plan of Merger dated as of February 28, 1999 among PIA,
         S.G. Acquisition, Inc., PIA Merchandising Co., Inc., SPAR Acquisition,
         In., SPAR Marketing, Inc., SPAR Marketing Force, Inc., SPAR, Inc.,
         SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc.,
         SPAR MCI Performance Group, Inc. and SPAR Trademarks, Inc. (the
         "Agreement and Plan of Merger").

10.11+   Voting Agreement dated as of February 28, 1999 among PIA, Clinton E.
         Owens, RVM/PIA, California limited partnership, Robert G. Brown and
         William H. Bartels (the "Voting Agreement").

10.12* Amendment No. 2 to Employment Agreement dated as of February 11, 1999 between PIA and Terry R. Peets (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q for the 2nd Quarter ended
         April 2, 1999).

10.13++ First Amendment to Agreement and Plan of Merger dated as of May 14, 1999.

10.14++  First Amendment to Voting Agreement dated as of May 14, 1999.

21.1     Subsidiaries of the Company (incorporated by reference to the Form
         S-1).

23.1++   Consent of Deloitte & Touche LLP.

27.1+    Financial Data Schedule.


     + Previously filed with initial Form 10-K for the fiscal year ended January 1, 1999.


     ++  Filed herewith.


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



                           PIA MERCHANDISING SERVICES, INC.

                             By: /s/ Terry R. Peets
                                -------------------------------
                             Terry R. Peets
                             President, Chief Executive Officer and Director

                             Date:      May 24, 1999
                                   ----------------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



SIGNATURE                    TITLE                                   DATE
---------                    -----                                   ----

/s/ Clinton E. Owens         Chairman of the Board                May 24, 1999
-------------------------
    Clinton E. Owens

/s/ Terry R. Peets           President, Chief Executive           May 24, 1999
-------------------------    Officer and Director
    Terry R. Peets

/s/ Cathy L. Wood            Executive Vice President,            May 24, 1999
-------------------------    Chief Financial Officer and
    Cathy L. Wood            Secretary (Principal Financial
                             and Accounting Officer)

/s/ Patrick C. Haden         Director                             May 24, 1999
-------------------------
    Patrick C. Haden

/s/ J. Christopher Lewis     Director                             May 24, 1999
-------------------------
    J. Christopher Lewis

/s/ John A. Colwell          Director                             May 24, 1999
-------------------------
    John A. Colwell

/s/ Joseph H. Coulombe       Director                             May 24, 1999
-------------------------
    Joseph H. Coulombe

/s/ Patrick W. Collins       Director                             May 24, 1999
-------------------------
    Patrick W. Collins

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
                                                           ========          ========           ========

                PIA MERCHANDISING SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR EACH OF THE THREE YEARS
                       IN THE PERIOD ENDED JANUARY 1, 1999



13.   SUPPLEMENTAL INFORMATION



      The Company's primary line of business is merchandising and sales services. The Company does not have separate segment (service line) managers or discrete financial information for its three primary lines of services. Therefore, management considers its merchandising and sales services a single operating segment. The information reported in the following table includes revenues for the Company's three primary merchandising and sales service line (in thousands):


                                                      SERVICE LINES
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


14.   SUBSEQUENT EVENT


      On February 28, 1999, the Company signed a definitive agreement with the SPAR Group to merge in a stock transaction involving the issuance of PIA stock to the shareholders of the SPAR Group. The transaction is subject to shareholder and regulatory approval. After the merger, SPAR Group shareholders will control PIA. The merger agreement currently requires the closing to occur by June 30, 1999.

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

10.7+* Amendment No. 1 to Employment Agreement dated as of October 1, 1998 between PIA and Terry R. Peets.

10.8+*   Amended and Restated Severance Compensation Agreement dated as of
         October 1, 1998 between PIA and Cathy L. Wood.

10.9+    Loan and Security Agreement dated December 7, 1998 among Mellon Bank,
         N.A., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and PIA.

10.10+   Agreement and Plan of Merger dated as of February 28, 1999 among PIA,
         S.G. Acquisition, Inc., PIA Merchandising Co., Inc., SPAR Acquisition,
         In., SPAR Marketing, Inc., SPAR Marketing Force, Inc., SPAR, Inc.,
         SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc.,
         SPAR MCI Performance Group, Inc. and SPAR Trademarks, Inc. (the
         "Agreement and Plan of Merger")

10.11+   Voting Agreement dated as of February 28, 1999 among PIA, Clinton E.
         Owens, RVM/PIA, California limited partnership, Robert G. Brown and
         William H. Bartels (the "Voting Agreement").

10.12*   Amendment No. 2 to Employment Agreement dated February 11, 1999 between
         PIA and Terry R. Peets (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q for the Quarter ended April 2, 1999).

10.13++  First Amendment to Agreement and Plan of Merger dated May 14, 1999.

10.14++  First Amendment to Voting Agreement dated May 14, 1999.

21.1     Subsidiaries of the Company (incorporated by reference to the Form
         S-1).

23.1++   Consent of Deloitte & Touche LLP.

27.1+    Financial Data Schedule.

    ++   Filed herewith.

     + Previously filed with initial Form 10-K for the fiscal year ended January 1, 1999.

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.