Form 10-K/A
period 1999-01-01
PIA MERCHANDISING SERVICES INC
filed 1999-06-17
CIK 1004989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                  FORM 10-K/A

                                Amendment No. 3


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

      SERVE EMERGING DEMAND FOR DEDICATED SERVICES

        PIA believes certain retailers and manufacturers will increasingly prefer merchandising service on a dedicated basis, and the significant size of such contracts requires substantial financial, recruitment, deployment, reporting and management capabilities. The Company believes it is well positioned to serve this emerging need for dedicated services.

      INCREASE THE COMPANY'S UTILIZATION OF INFORMATION TECHNOLOGY

        The Company has been focusing information technology resources on applications which help improve productivity of field merchandisers. PIA believes a commitment to technology will provide a long term competitive advantage. The Company believes the technology it develops will present increased opportunities for PIA on project specific requests from manufacturers. PIA also expects to use technology to expand its informational services and consulting capabilities. Additionally, the Company will continue to provide its proprietary software program, Merchandisers Toolbox, to certain retailers. This program is designed to manage the deployment of manufacturer supplied labor, to measure their performance against the retailers' in-store plans and to develop databases that include a "blueprint" of a store by category. The Company also expects that its key account managers will continue to use various shelf technology programs which the Company licenses from A.C. Nielsen, IRI and Intactix.

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

RETAIL AND SECONDARY HEADQUARTERS SELLING SERVICES

      The Company deploys retail sales specialists ("RSS") to provide product selling support for certain manufacturers at the retail store and secondary retailer's headquarters buying offices. These services are performed principally for manufacturers that choose to outsource their sales function for calls on wholesaler-supplied individual stores or small chains. Sales services performed by the RSS include product sales, selling point of sale promotions, discount and allowance programs and shelf merchandising plans.

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

SPAR TRANSACTION


        On February 28, 1999, PIA entered into an agreement as amended on May 14, 1999, with SPAR Group, a privately held affiliated group of companies to merge in a stock transaction. Under the merger agreement, PIA will issue approximately 12.8 million shares of PIA Common Stock to the stockholders of SPAR Group. SPAR Group is a privately owned provider of retail marketing and sales services offering merchandising support, incentive and motivation marketing programs, information management, marketing research, data base marketing and promotional analysis and forecasting. The transaction will be accounted for as a reverse acquisition in which SPAR Group is deemed to be the accounting acquirer. SPAR Group has annual revenues of approximately $75 million. After the merger, SPAR Group stockholders will own approximately 70% of PIA Common Stock. The transaction requires regulatory and stockholder approval and is currently expected to close in July 1999 although the merger agreement currently provides either party may terminate the agreement, subject to certain conditions, if the merger is not consummated on or before June 30, 1999.

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

        The following is a list of the locations where the Company maintains leased facilities for its division offices and subsidiaries:


       Scottsdale, Arizona                     Southfield, Michigan
       Rogers, Arkansas                        Chesterfield Missouri
       Irvine, California                      Edison, New Jersey
       Pleasanton, California                  Blue Ash, Ohio
       Englewood, Colorado                     Cranberry Township, Pennsylvania
       Tampa, Florida                          Carrollton, Texas
       Norcross, Georgia                       Houstom, Texas
       Oakwood Terrace, Illinois               Bellevue, Washington
       Woburn, Massachusetts



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

        During the five years that ended January 1, 1999, none of the Company's manufacturer or retailer clients accounted for greater than 10% of the Company's net revenues, other than Thrifty-Payless, which accounted for approximately 13% of net revenues for the year ended December 31, 1995, and BVHE and S.C. Johnson which accounted for 11.7% and 10.3% of net revenues, respectively, for the year ended December 31, 1996, and BVHE and Eckerd Drug Stores which accounted for approximately 16.0% and 13.6% respectively, of net revenues for the year ended December 31, 1997, and Eckerd Drug Stores, CVS Pharmacy, and BVHE which accounted for approximately 15.6%, 12.6% , and 10.6% respectively, of net revenues for the year ended January 1, 1999.


        During fiscal year 1998, the Company continued to experience a decline in its shared services business. Shared services consist of regularly scheduled, routed merchandising services provided at the store level for manufacturers, primarily under multi-year contracts. Due in part to industry consolidation, increased competition, and performance, the Company lost a number of shared service clients in 1997 and 1998. The Company has historically required a significant fixed management and personnel infrastructure to support shared services. Accordingly, the loss of shared services business, without offsetting gains, had a material adverse effect on the Company's results of operations in 1997 and 1998. These losses have been partially offset with additional project revenue from shared service clients. In 1997 and 1998, shared service client's accounted for $83.8 and $83.0 million in net revenue and dedicated clients accounted for $44.4 and $38.8 million in net revenue, respectively. The Company believes revenues in fiscal year 1999 from shared service clients will decline as a result of the wind-down of the lost business.

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
                                                                   ======           ======            ======


YEAR ENDED JANUARY 1, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET REVENUES

        For fiscal year 1998, net revenues were $121.8 million, compared to $128.2 million in 1997, a 5.0% decrease. Shared service and project client net revenues decreased from $83.8 million in 1997 to $83.0 million in 1998, a decrease of $0.8 million or 1.0%. Traditional shared services revenues decreased from $44.9 million in 1997 to $40.1 million in fiscal 1998. This decrease of $4.8 million or 10.7% was due in part to industry consolidation, increased competition and client reorganization of marketing strategy. During the same period project revenues for shared service clients increased by $4.0 million or 10.3% primarily due to a major client switching from a dedicated program to a shared service program. The Company's dedicated client net revenues declined from $44.4 million in 1997 to $38.8 million in 1998, representing a 12.6% decrease. This decrease in dedicated client net revenues resulted primarily from the completion of a major drug chain dedicated program. Management expects that net revenues from dedicated clients will decrease in 1999 due to the completion of a $15.0 million project in the last quarter of 1998.

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

        PIA may incur additional indebtedness in 1999 in connection with the merger. SPAR Group acquired the assets of an incentive marketing company in January 1999. A portion of the purchase price was paid through the issuance of a promissory note in the principal amount of $12,422,189 (plus an earn out, if any), which matures on September 15, 1999. As of March 31, 1999, the amount owed under the note was estimated to be $10.8 million, excluding the earn out payment, if any. In addition, the principal stockholders of SPAR Group loaned SPAR Group $2,958,000 to facilitate the acquisition. If this indebtedness is not repaid before the transaction with PIA is consummated, the combined company will assume these obligations along with other liabilities of SPAR Group. PIA will also be obligated, under certain circumstances, to pay severance compensation to its employees in connection with the merger. Further, PIA will incur substantial costs in connection with the transaction, including legal, accounting and investment banking fees and severance payments of an aggregate of approximately $5.4 million. PIA is currently negotiating with major banks for a $50 million revolving line of credit to meet cash needs in connection with the merger and future potential acquisitions in 1999. PIA cannot provide any assurance that it will be able to secure a $50 million revolving line of credit.

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

        The most reasonably likely worst case scenario with respect to year 2000 issues involves Year 2000 problems experienced by PIA's staffing suppliers. In such a scenario PIA's ability to efficiently deploy the necessary staff to service its clients' needs could be negatively affected.
PIA does not anticipate that any such effects would be of a long term nature as it has alternative methods of deploying staff that do not involve the use of such suppliers. In the event that certain systems fail to function properly, manual processes will be implemented.

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

10.13+ First Amendment to Agreement and Plan of Merger dated as of May 14, 1999.

10.14+   First Amendment to Voting Agreement dated as of May 14, 1999.

21.1     Subsidiaries of the Company (incorporated by reference to the Form
         S-1).

23.1++   Consent of Deloitte & Touche LLP.

27.1+    Financial Data Schedule.

     + Previously filed with the initial or a prior amendment to the Form 10-K for the fiscal year ended January 1, 1999.

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


                           PIA MERCHANDISING SERVICES, INC.

                             By: /s/ Terry R. Peets
                                -------------------------------
                             Terry R. Peets
                             President, Chief Executive Officer and Director

                             Date:      June 16, 1999
                                   ----------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


SIGNATURE                    TITLE                                   DATE
---------                    -----                                   ----

/s/ Clinton E. Owens         Chairman of the Board                June 16, 1999
-------------------------
    Clinton E. Owens

/s/ Terry R. Peets           President, Chief Executive           June 16, 1999
-------------------------    Officer and Director
    Terry R. Peets

/s/ Cathy L. Wood            Executive Vice President,            June 16, 1999
-------------------------    Chief Financial Officer and
    Cathy L. Wood            Secretary (Principal Financial
                             and Accounting Officer)

/s/ Patrick C. Haden         Director                             June 16, 1999
-------------------------
    Patrick C. Haden

/s/ J. Christopher Lewis     Director                             June 16, 1999
-------------------------
    J. Christopher Lewis

/s/ John A. Colwell          Director                             June 16, 1999
-------------------------
    John A. Colwell

/s/ Joseph H. Coulombe       Director                             June 16, 1999
-------------------------
    Joseph H. Coulombe

/s/ Patrick W. Collins       Director                             June 16, 1999
-------------------------
    Patrick W. Collins

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

14.   SUBSEQUENT EVENT

      On February 28, 1999, the Company signed a definitive agreement with the SPAR Group to merge in a stock transaction involving the issuance of PIA stock to the shareholders of the SPAR Group. The transaction is subject to shareholder and regulatory approval. After the merger, SPAR Group shareholders will control PIA. The merger agreement currently provides that either party may terminate the agreement, subject to certain conditions, if the merger is not consummated on or before June 30, 1999.

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

10.13+   First Amendment to Agreement and Plan of Merger dated May 14, 1999.

10.14+   First Amendment to Voting Agreement dated May 14, 1999.

21.1     Subsidiaries of the Company (incorporated by reference to the Form
         S-1).

23.1++   Consent of Deloitte & Touche LLP.

27.1+    Financial Data Schedule.

    ++   Filed herewith.

     + Previously filed with the initial or a prior admendment to the Form 10-K for the fiscal year ended January 1, 1999.

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.