Form 10-Q
period 1999-07-02
SPAR GROUP INC
filed 1999-08-16
CIK 1004989

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the second quarterly period ended July 2, 1999

                         Commission file number: 0-27824



                                SPAR GROUP, INC.
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes


         On July 30, 1999 there were 18,153,270 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                        PIA Merchandising Services, Inc.

                                      Index

PART I:  FINANCIAL INFORMATION

         THIS FORM 10-Q IS THAT OF PIA MERCHANDISING SERVICES, INC.
         (PIA) FOR THE SECOND QUARTER ENDED JULY 2, 1999 AND PRECEDES
         THE MERGER BETWEEN SPAR GROUP (SPAR) AND PIA WHICH OCCURRED
         ON JULY 8, 1999. THESE FINANCIAL STATEMENTS DO NOT INCLUDE
         THE EFFECTS OF THE MERGER OF SPAR AND PIA.

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets
         As of January 1, 1999 and July 2, 1999............................3

         Condensed Consolidated Statements of Operations
         Three Months and Six Months Ended
         July 3, 1998 and July 2, 1999.....................................4

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended July 3, 1998 and
         July 2, 1999 .....................................................5

         Notes to Condensed Consolidated Financial
         Statements........................................................6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................9

         Risk Factors.....................................................19

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.......22

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings................................................24

Item 2:  Changes in Securities and Use of Proceeds........................24

Item 4:  Submission of Matters to a Vote of Security Holders..............24

Item 6:  Exhibits and Reports on Form 8-K.................................26

SIGNATURES................................................................28

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(UNAUDITED) (IN THOUSANDS)

                                                         January 1,       July 2,
                                                            1999           1999
                                                         ----------      --------
ASSETS
Current Assets:
Cash and cash equivalents                                 $ 11,064       $  3,611
Accounts receivable, net of allowance for
 doubtful accounts and other of $821 and $450
 for January 1 and July 2,1999, respectively                11,222         11,964
Income tax refund receivable                                    81             75
Prepaid expenses and other current assets                      712            361
                                                          --------       --------
    Total current assets                                    23,079         16,011

Property and Equipment, net (note 2)                         1,991          1,514
                                                          --------       --------
Investments and Other Assets:
Investment in affiliate                                        553            627
Other assets                                                   431            313
                                                          --------       --------
    Total investments and other assets                         984            940
                                                          --------       --------

TOTAL ASSETS                                              $ 26,054       $ 18,465
                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                          $  1,194       $    864
Income tax payable                                              90             39
Other current liabilities                                    7,951          8,545
                                                          --------       --------
    Total current liabilities                                9,235          9,448

Line of Credit & Long-Term Liabilities (note 3)              2,095             82
                                                          --------       --------
    Total liabilities                                       11,330          9,530
                                                          --------       --------
Stockholders' Equity:
Common stock and additional paid-in-capital                 33,800         30,810
Accumulated deficit                                        (16,072)       (21,875)
Less treasury stock at cost                                 (3,004)            --
                                                          --------       --------
    Total stockholders' equity                              14,724          8,935
                                                          --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 26,054       $ 18,465
                                                          ========       ========


                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           Three Months Ended         Six Months Ended
                                          ---------------------     ---------------------
                                           July 3,      July 2,      July 3,      July 2,
                                            1998         1999         1998         1999
                                          --------     --------     --------     --------
NET REVENUES                              $ 33,945     $ 21,165     $ 68,684     $ 42,791
                                          --------     --------     --------     --------
Operating Expenses:
   Field service costs                      28,255       19,573       58,044       39,642
   Selling expenses                          2,087        1,160        4,366        2,715
   General and administrative expenses       3,408        2,728        6,956        5,838
   Depreciation and amortization               275          272          557          554
                                          --------     --------     --------     --------
    Total operating expenses                34,025       23,733       69,923       48,749
                                          --------     --------     --------     --------

Operating Loss                                 (80)      (2,568)      (1,239)      (5,958)

Other income, net                              168          105          316          195
                                          --------     --------     --------     --------
Income (Loss) Before Provision
   For Income Taxes                             88       (2,463)        (923)      (5,763)

Provision for Income Taxes                     (12)         (25)         (24)         (40)
                                          --------     --------     --------     --------
NET INCOME (LOSS)                         $     76     $ (2,488)    $   (947)    $ (5,803)
                                          ========     ========     ========     ========

BASIC EARNINGS (LOSS) PER SHARE           $   0.01     $  (0.45)    $  (0.18)    $  (1.06)
                                          ========     ========     ========     ========

DILUTED EARNINGS (LOSS) PER SHARE         $   0.01     $  (0.45)    $  (0.18)    $  (1.06)
                                          ========     ========     ========     ========

BASIC WEIGHTED AVERAGE
   COMMON SHARES                             5,427        5,481        5,410        5,479
                                          ========     ========     ========     ========

DILUTED WEIGHTED AVERAGE
  COMMON SHARES                              5,557        5,481        5,410        5,479
                                          ========     ========     ========     ========


                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(UNAUDITED) (IN THOUSANDS)

                                                               Six Months Ended
                                                             ---------------------
                                                              July 3,      July 2,
                                                               1998         1999
                                                             --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $   (947)    $ (5,803)
Adjustments to reconcile net loss to net cash
used in operating activities:
      Depreciation and amortization                               557          554
      Provision for doubtful accounts & other, net                512          (87)
      Equity in earnings of affiliate                             (77)         (80)

  Changes in operating assets and liabilities:
      Accounts receivable                                      (1,432)        (655)
      Income tax refund receivable                              2,801            6
      Prepaid expenses and other                                  120          469
      Accounts payable and other liabilities                   (4,811)         200
                                                             --------     --------
      Net cash used in operating activities                    (3,277)      (5,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (263)         (71)
                                                             --------     --------
      Net cash used in investing activities                      (263)         (71)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of Line of Credit                                       --       (2,000)
   Proceeds from issuance of common stock, net                     92           14
                                                             --------     --------
      Net cash provided (used in) by financing activities          92       (1,986)

NET DECREASE  IN CASH AND
  CASH EQUIVALENTS                                             (3,448)      (7,453)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                          12,987       11,064
                                                             --------     --------
  End of period                                              $  9,539     $  3,611
                                                             ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid for income taxes                                   $     20     $    100
                                                             ========     ========
Cash paid for interest                                       $     --     $     78
                                                             ========     ========
Common stock issued as payment for accrued incentive         $    168     $     --
                                                             ========     ========


                             See accompanying notes.

PIA MERCHANDISING SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation(1)

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

         Comprehensive Income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income. For the quarter and six months ended July 3, 1998 and July 2, 1999, the Company has no reported differences between net income (loss) and comprehensive income (loss). Therefore, statements of comprehensive income (loss) have not been presented.

2.       Property and Equipment

         Property and equipment consist of the following (in thousands):

                                                  January 1,   July 2,
                                                    1999        1999
                                                  ----------   -------
         Equipment                                 $ 3,873     $ 3,934
         Furniture and fixtures                        719         720
         Leasehold improvements                        165         174
         Capitalized software development costs      1,076       1,076
                                                   -------     -------
                                                     5,833       5,904
         Less: Accumulated depreciation
           and amortization                         (3,842)     (4,390)
                                                   -------     -------
                                                   $ 1,991     $ 1,514
                                                   =======     =======

-------------
(1) This Form 10-Q is that of PIA Merchandising Services, Inc. (PIA) for the second quarter ended July 2, 1999 and precedes the merger between SPAR Group (SPAR) and PIA which occurred on July 8, 1999. These financial statements do not include the effects of the merger of SPAR and PIA.

PIA MERCHANDISING SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.       Line of Credit

         On December 10, 1998, the Company entered into a long-term revolving line of credit agreement with a bank to provide an asset-based credit facility with maximum borrowing up to $20.0 million. Under this agreement, the line is to expire on December 7, 2001. All revolving credit loans bear interest at the agent bank's prime rate plus 0.25% (8.00% at July 2, 1999, or 8.25%), or the three month London Interbank Offered Rate ("LIBOR") plus 2.75% (5.31% at July 2, 1999, or 8.06%) at the Company's option. As of July 2, 1999, all outstanding balances on the line of credit were paid. The Company's available borrowing is the sum of 80% of all eligible accounts receivable, plus 100% of eligible cash collateral less outstanding revolving credit loan.

         Under the terms of the long-term debt agreement, the Company is subject to certain financial covenants. Key covenants require the Company to maintain a minimum current ratio, total liabilities to tangible net worth ratio, tangible net worth, working capital, and net income. At July 2, 1999, the Company did not comply with the total liabilities to tangible net worth ratio, the tangible net worth and working capital covenants and a forbearance to the agreement was granted by the bank. The Company anticipates that it will not be in compliance with future covenants and that bank forbearances will be requested. As of July 2, 1999, the line of credit had available borrowings of $2,000,000.

4.       Segments

         Utilizing the management approach, the Company has broken down its business based upon the nature of services provided (i.e., dedicated, shared service and project).

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

PIA MERCHANDISING SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company is unable to allocate operating expenses to these segments, nor can it allocate specific assets to these segments. The current financial and operating systems are unable to capture information by these segments. Therefore, segment information includes only net revenues (in thousands) as follows:

                                             Business Segments
                               ----------------------------------------------
                               Dedicated   Shared Service   Projects   Total
                               ---------   --------------   --------   -----
         Second Quarter 1999
           Net revenues         $ 7,406       $ 6,936       $ 6,823   $21,165
                                =======       =======       =======   =======
         Second Quarter 1998
           Net revenues         $12,405       $ 9,616       $11,924   $33,945
                                =======       =======       =======   =======
         Six Months 1999
           Net revenues         $13,167       $15,220       $14,404   $42,791
                                =======       =======       =======   =======
         Six Months 1998
           Net revenues         $22,697       $21,633       $24,354   $68,684
                                =======       =======       =======   =======

         During the quarters ended July 3, 1998 and July 2, 1999, sales to two major customers totaled $11.7 million and $8.6 million, respectively.

5.       Merger Agreement

         On February 28, 1999, the Company signed a definitive agreement with the SPAR Group to merge in a stock transaction involving the issuance of approximately 12.3 million shares of PIA stock to the shareholders of the SPAR Group. On July 8, 1999, the Company and SPAR Group, Inc. completed the transaction and received shareholder and regulatory approval. In connection with the merger, the Company amended its Certificate of Incorporation to, among other things, change its name to SPAR Group, Inc. Shares of the Company's common stock are listed on the Nasdaq national Market and traded under the Nasdaq symbol "SGRP".

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

OVERVIEW

         THIS FORM 10-Q IS THAT OF PIA MERCHANDISING SERVICES, INC. (PIA) FOR THE SECOND QUARTER ENDED JULY 2, 1999 AND PRECEDES THE MERGER BETWEEN SPAR GROUP (SPAR) AND PIA WHICH OCCURRED ON JULY 8, 1999. THESE FINANCIAL STATEMENTS DO NOT INCLUDE THE EFFECTS OF THE MERGER OF SPAR AND PIA.

PIA Merchandising Services, Inc., which changed its name to SPAR Group, Inc. immediately following consummation of the merger on July 8, 1999 (the "Company" or "PIA") provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser, chain, and discount drug stores. For the quarter ended July 2, 1999, compared to the quarter ended July 3, 1998, the Company generated approximately 59.5% and 56.2% of its net revenues from manufacturer clients and 40.5% and 43.8% from retailer clients, respectively. For the six months ended July 2, 1999, compared to six months ended July 3, 1998, the Company generated approximately 63.4% and 60.4% of its net revenues from manufacturer clients and 36.6% and 39.6% from retailer clients, respectively.

The Company's profitability has been adversely affected by the loss of shared service accounts. The shared service business has historically required a significant fixed management and personnel infrastructure. Due in part to performance issues, industry consolidation and increased competition, the Company lost a number of shared service accounts in the last half of 1996, which has continued through the first three months of 1999.

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

In the first six months of 1999, the Company's current fixed cost structure continued to be disproportionate to the current level of revenues and will require rationalization of both the fixed management and field organization structure. PIA believes that it's recent merger with the SPAR Group specifically addresses this issue by creating a more flexible and systems driven organization that the Company believes will reduce fixed costs and create synergies directly improving the Company's profitability.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company has experienced a decrease in the demand for dedicated client services, and its business has decreased significantly due to the completion of a major drug chain's dedicated program in the fourth quarter of 1998. The net revenues associated with dedicated clients decreased, as a percentage of overall net revenues, from 36.6% in the second quarter of 1998 to 35.0% in the second quarter of 1999. The net revenues associated with dedicated clients increased, as a percentage of overall net revenues, from 33.0% in the six months ended July 3, 1998 to 30.8% in the six months ended July 2, 1999. Contracts with these dedicated clients are expected to continue throughout 1999 and beyond; however, revenue may not be at historical levels due to the changing mix of projects and store initiatives and the completion of a major project in the fourth quarter of 1998. The Company, prior to acquiring, currently anticipates that revenue for the third quarter of 1999 will be lower than the previous two quarters of 1999 and the comparable prior year period, due to the scheduled completion of several projects, the annualized effect of business lost over the last 18 months and the impact of the Company's internal focus on restructuring operations and the low level of new business that has been developed.

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

The amount of commissions earned by PIA under its commission-based contracts, typically averaging 13% to 19% of total net revenues, varies seasonally, and generally corresponds to the peak selling seasons of the clients that have entered into these types of contracts. Historically, the Company has recognized greater commission income in the second and fourth quarters. See "Risk Factors - Operating Results May Fluctuate Because Commission Income is Uncertain."

RECENT TRANSACTION

On February 28, 1999, PIA entered into an agreement with SPAR Group, a privately held affiliated group of companies to merge in a stock transaction. This transaction received regulatory and stockholder approval, and the merger was consummated, on July 8, 1999. As a result of the merger, PIA issued an aggregate of 12,659,487 shares of its Common Stock to the stockholders of SPAR Group. SPAR Group was a privately owned provider of retail marketing and sales services offering merchandising support, incentive and motivation marketing programs, information management, marketing research, data base marketing and promotional analysis and forecasting with annual revenues of approximately $75 million. As a result of the merger, the former SPAR Group stockholders own approximately 70% of the Company's Common Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JULY 2, 1999 COMPARED TO THREE MONTHS ENDED JULY 3, 1998

NET REVENUES

Net revenues for the quarter ended July 2, 1999 decreased from the comparable period of 1998 due principally to a decrease in all major business segments. For the second quarter of 1999, net revenues were $21.2 million compared to $33.9 million in the second quarter of 1998, a 37.5% decrease.

The following table sets forth net revenues by client type as a percentage of net revenues for the periods indicated:

                                                          Quarter Ended
                                               ---------------------------------------------
                                                 July 3, 1998       July 2, 1999
                                               ----------------   ----------------    Change
         (amounts in millions)                  Amount      %      Amount      %        %
                                               -------    -----   -------    -----    ------
         Shared service client net revenues    $   9.6     28.3%  $   7.0     33.0%   (27.1)%
         Project client net revenues              11.9     35.1       6.8     32.1    (42.9)
         Dedicated client net revenues            12.4     36.6       7.4     34.9    (40.3)
                                               -------    -----   -------    -----    -----
           Net Revenue                         $  33.9    100.0%  $  21.2    100.0%   (37.5)%
                                               =======    =====   =======    =====    =====

The Company's dedicated client net revenues have declined from $12.4 million in the second quarter of 1998 to $7.4 million in the second quarter of 1999, a 40.3% decrease. The decrease in dedicated client net revenues for the second quarter of 1999 compared to the second quarter of 1998 resulted primarily from the completion of a major drug chain's dedicated program in the fourth quarter of 1998. Management expects that net revenues from dedicated clients will decrease in 1999 due to the completion of a $15.0 million project in the last quarter of 1998.

Shared service client net revenues decreased from $9.6 million in the second quarter of 1998 to $7.0 million in the second quarter of 1999, a 27.1% decrease due to the loss of clients in 1998 and in the first six months of 1999. Shared service client net revenue increased as a percentage of net revenue by 4.7%.

Project client net revenues decreased from $11.9 million in the second quarter of 1998 to $6.8 million in the second quarter of 1999, a 42.9% decrease due to the reduction in project revenue from lost shared clients and reduced levels of new business.

The decrease in shared service and project client net revenues for the second quarter of 1999 compared to the second quarter of 1998 resulted from a decrease in revenue of $10.3 million from clients no longer with the Company offset partially by an increase in revenue from new clients of $1.4 million, and by an increase in revenue from existing shared service and project client accounts of $1.2 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING EXPENSES

The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

For the second quarter of 1999, field service costs decreased $8.6 million, or 30.5%, to $19.6 million, as compared to $28.2 million in the second quarter of 1998. Field service costs are comprised principally of field labor and related costs and overhead expenses required to provide services to both shared and dedicated service clients.

As a percentage of net revenues, field service costs in the second quarter of 1999 increased to 92.5% from 83.2% in the same period last year. The increase in field service costs as a percentage of net revenues in the second quarter of 1999 was due primarily to the fixed cost component of field service costs. However, total field service costs decreased by $8.6 million due to both declining net revenues and more efficient variable field deployment.

For the quarter ended July 2, 1999, selling expenses decreased $1.0 million, or 47.6%, to $1.1 million compared to $2.1 million in the same period last year. This decrease in costs was a result of a reduction in salaries and related expenses resulting from a reduction in personnel. As a percentage of net revenues, selling expenses decreased to 5.2% in the second quarter of 1999, compared to 6.2% in the second quarter of 1998.

General and administrative expenses decreased 20.6% in the second quarter of 1999 to $2.7 million, compared to $3.4 million in the same period of 1998. The decrease in general and administrative costs was due primarily to incentive liabilities recorded in the first two quarters of 1998 and salary and wage staff reductions during the quarter ended July 2, 1999. This decrease was partially offset by a charge for pre-merger transaction costs of $0.9 million.

OTHER INCOME

Interest income decreased in the second quarter of 1999, as compared to the second quarter of 1998, due to lower cash balances available for investment in 1999.

Interest expense increased in the second quarter of 1999 due to borrowing on the bank revolving line of credit.

Equity in earnings of affiliate represents the Company's share of the earnings of Alta Resources, Inc., previously known as Ameritel, Inc., a full service telemarketing company.

INCOME TAXES

The income tax provision in the second quarters of 1999 and 1998 represent minimum state and local taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET LOSS

The Company incurred a net loss of $2.5 million in the second quarter of 1999 or $0.45 per basic and diluted share compared to a net profit of approximately $0.1 million, or $0.01 per basic and diluted share, in the second quarter of 1998. The loss in the second quarter of 1999 was primarily a result of a reduction in shared service and project client net revenues partially offset by a reduction in field service costs and a reduction in selling and general and administrative costs.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JULY 2, 1999 COMPARED TO SIX MONTHS ENDED JULY 3, 1998

NET REVENUES

Net revenues for the six months ended July 2, 1999 decreased from the comparable period of 1998 due principally to a decrease in all of it's major business segments. For the first six months of 1999, net revenues were $42.8 million compared to $68.7 million in the first six months of 1998, a 37.7% decrease.

The following table sets forth net revenues by client type as a percentage of net revenues for the periods indicated:

                                                         Six Months Ended
                                               -----------------------------------------
                                                July 3, 1998     July 2, 1999
                                               --------------   --------------    Change
         (amounts in millions)                 Amount     %     Amount     %        %
                                               -----    -----   -----    -----    ------
         Shared service client net revenues    $21.6     31.5%  $15.2     35.5%   (29.6)%
         Project client net revenues            24.4     35.5    14.4     33.7    (41.0)
         Dedicated client net revenues          22.7     33.0    13.2     30.8    (41.9)
                                               -----    -----   -----    -----    -----
           Net Revenue                         $68.7    100.0%  $42.8    100.0%   (37.7)%
                                               =====    =====   =====    =====    =====

The Company's dedicated client net revenues have declined from $22.7 million in the first six months of 1998 to $13.2 million in the first six months of 1999, a 41.9% decrease. The decrease in dedicated client net revenues for the first six months of 1999 compared to the first six months of 1998 resulted primarily from the completion of a major drug chain's dedicated program in the fourth quarter of 1998. Management expects that net revenues from dedicated clients will decrease in 1999 due to the completion of a $15.0 million project in the last quarter of 1998.

Shared service client net revenues decreased from $21.6 million in the first six months of 1998 to $15.2 million in the first six months of 1999, a 29.6 decrease due to the loss of clients in the first six months of 1998. Shared service client net revenue increased as a percentage of net revenue by 4.0%.

Project client net revenues have decreased from $24.4 million in the first six months of 1998 to $14.4 million in the first six months of 1999, a 41.0% decrease due to the reduction in project revenue from lost shared clients and reduced levels of new business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The decrease in shared service and project client net revenues for the first six months of 1999 compared to the first six months of 1998 resulted from a decrease in revenue of $22.3 million from clients no longer with the Company offset partially by an increase in revenue from new clients of $2.6 million, and by an increase in revenue from existing shared service and project client accounts of $3.4 million.

OPERATING EXPENSES

The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                            Six Months Ended
                                              ---------------------------------------------
                                                July 3, 1998       July 2, 1999
                                              ----------------   ----------------    Change
         (amounts in millions)                Amount       %     Amount       %        %
                                              -------    -----   -------    -----    ------
         Field service costs                  $  58.0     84.4%  $  39.7     92.7%   (31.6)%
         Selling expenses                         4.4      6.4       2.7      6.3    (38.6)
         General & administrative expenses        6.9     10.0       5.8     13.6    (15.9)
         Depreciation & amortization              0.6      0.9       0.6      1.4     (0.0)
                                              -------    -----   -------    -----    -----
           Total Operating Expenses           $  69.9    101.7%  $  48.8    114.0%   (30.2)%
                                              =======    =====   =======    =====    =====

For the first six months of 1999, field service costs decreased $18.3 million, or 31.6%, to $39.7 million, as compared to $58.0 million in the first six months of 1998. Field service costs are comprised principally of field labor and related costs and overhead expenses required to provide services to both shared and dedicated service clients.

As a percentage of net revenues, field service costs in the first six months of 1999 increased to 92.7% from 84.4% in the same period last year. The increase in field service costs as a percentage of net revenues in the first six months of 1999 was due primarily to the fixed cost component of field service costs. However, total field service costs decreased by $18.3 million due to both declining net revenues and more efficient field deployment.

For the six months ended July 2, 1999, selling expenses decreased $1.7 million, or 38.6%, to $2.7 million compared to $4.4 million in the same period last year. This decrease in costs was a result of a reduction in salaries and related expenses resulting from a reduction in personnel.

General and administrative expenses decreased 15.9% in the first six months of 1999 to $5.8 million, compared to $6.9 million in the same period of 1998. The decrease in general and administrative costs was due primarily to incentive liabilities recorded in the first two quarters of 1998 and salary and wage staff reductions during the six months ended July 2, 1999. This decrease was partially offset by a charge for certain severance costs of $0.5 million and pre-merger transaction costs of $1.2 million. As a percentage of net revenues, general and administrative expenses increased to 13.6% in the first six months of 1999, compared to 10.0% in the first six months of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER INCOME

Interest income decreased in the first six months of 1999, as compared to the first six months of 1998, due to lower cash balances available for investment in 1999.

Interest expense increased in the first six months of 1999 due to borrowing on the bank revolving line of credit.

Equity in earnings of affiliate represents the Company's share of the earnings of Alta Resources, Inc., previously known as Ameritel, Inc., a full service telemarketing company.

INCOME TAXES

The income tax provision in the first six months of 1999 and 1998 represent minimum state and local taxes.

NET LOSS

The Company incurred a net loss of $5.8 million in the first six months of 1999 or $1.06 per basic and diluted share compared to a net profit of approximately $0.9 million, or $0.18 per basic and diluted share, in the first six months of 1998. The loss in the first six months of 1999 was primarily a result of a reduction in shared service and project client net revenues partially offset by a reduction in field service costs and a reduction in selling and general and administrative costs.

FINANCIAL MODEL

The Company developed a financial model to assist in the understanding of the operating results and impact of various cost functions within the organization. This model follows more standard metrics and allows the Company to analyze and manage at the business unit level. The following table illustrates this financial model for the quarters and six months ended July 3, 1998 and July 2, 1999.

                                                        Three Months Ended                        Six Months Ended
                                                ------------------------------------    --------------------------------------
         (amounts in millions)                    July 3, 1998       July 2, 1999         July 3, 1998         July 2, 1999
                                                ----------------   -----------------    -----------------    -----------------
                                                Amount       %     Amount        %      Amount        %      Amount        %
                                                -------    -----   -------     -----    -------     -----    -------     -----
         Net revenues                           $  33.9    100.0%  $  21.2     100.0%   $  68.7     100.0%   $  42.8     100.0%

         Direct business unit field expense        23.9     70.5      16.4      77.4       49.5      72.1       32.8      76.6
                                                -------    -----   -------     -----    -------     -----    -------     -----
             Gross Margin                          10.0     29.5       4.8      22.6       19.2      27.9       10.0      23.4

         Overhead and Allocated Field Expense       5.7     16.8       3.6      17.0       11.7      17.0        7.6      17.8
                                                -------    -----   -------     -----    -------     -----    -------     -----
             Business Unit Margin                   4.3     12.7       1.2       5.6        7.5      10.9        2.4       5.6

         Selling, General and Administrative
           Expenses                                 4.1     12.1       3.5      16.5        8.2      11.9        7.8      18.2
                                                -------    -----   -------     -----    -------     -----    -------     -----
         Earnings (loss) before interest,
           taxes, depreciation and
           amortization (EBITDA)                $   0.2      0.6%  $  (2.3)    (10.9)%  $  (0.7)     (1.0)%  $  (5.4)    (12.6)%
                                                =======    =====   =======     =====    =======      ====    =======     =====

Certain amounts within the financial model have been reclassified in prior periods in order to conform to the current period's presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 1997, January 1, 1999, and the first six months of 1999, the Company incurred significant losses and experienced substantial negative cash flow. The Company had net losses of $15.1 million for the fiscal year ended 1997, $4.3 million for fiscal year 1998 and $5.8 million for the six months ended July 2, 1999. The Company expects to have further losses for the third quarter of fiscal 1999. As noted, the merger with SPAR Group was consummated on July 8, 1999. The merger is expected to reduce fixed costs and create synergies directly impacting the Company's profitability and cash flow. The Company cannot guarantee, however, that it will not sustain further losses.

The Company experienced a net decrease in cash and cash equivalents of $7.5 million for the six months ended July 2, 1999. However, with the addition of the revolving line of credit subject to availability, timely collection of receivables, and the Company's positive working capital position, management believes the funding of operations over the next twelve months will be sufficient. The Company cannot guarantee that it will not sustain further reductions in cash.

In December 1998, two wholly owned subsidiaries of PIA entered into a loan and security agreement with Mellon Bank, N.A. The agreement provides for a revolving line of credit that allows maximum borrowing of $20.0 million and requires borrowings sufficient to maintain a minimum balance of $2.0 million. The three-year credit facility will be used for working capital purposes and potential acquisitions. At July 2, 1999, the Company did not comply with the total liabilities to tangible net worth ratio, the net worth, and working capital covenants and a forbearance was granted by the bank. The Company anticipates that it will not be in compliance with future covenants and that bank forbearances will be requested. The Company cannot guarantee that future forbearances will be granted by the bank. In the event that the bank elects not to grant a forbearance for covenant non-compliance, the bank has the ability to immediately accelerate the maturity of the credit facility, which could have a material adverse affect on the Company.

On March 1, 1996, the Company completed an initial public offering of its Common Stock, raising $26.5 million. Prior to this offering, the Company's primary sources of financing were senior borrowings from a bank under a revolving line of credit and subordinated borrowings from two stockholders. As of July 2, 1999, the Company used the proceeds from the offering to repay bank debt of $3.4 million, to repurchase 507,000 shares of the Company's stock for approximately $3.0 million and to fund the Company's operating losses in 1997, 1998, and the six months ended July 2, 1999. During the six months ended July 2, 1999, the Company had a net decrease in cash of $7.5 million, resulting from its operating losses, a reduction in accounts payable, and an increase in accounts receivable. Cash and cash equivalents totaled $11.1 million at January 1, 1999, compared with $3.6 million at July 2, 1999. At January 1, 1999 and July 2, 1999 the Company had working capital of $13.8 million and $6.6 million, respectively, and current ratios of 2.5 and 1.7, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net cash used in operating activities for the six months ended July 2, 1999 was $5.4 million, compared with $3.3 million for the comparable period in 1998. This use of cash for operating activities in 1999 resulted primarily from a decrease in other liabilities, and a net operating loss. Net cash used in investing activities for the six months ended July 3, 1998 and July 2, 1999 was $0.3 million and $0.1 million, respectively.

The above activity resulted in a net decrease in cash and cash equivalents of $7.5 million for the six months ended July 2, 1999, compared to a net decrease of $3.4 million for the comparable period in 1998.

Cash and cash equivalents and the timely collection of its receivables provide the Company's current liquidity. However, the potential uncollectibility of receivables due from any of the Company's major clients, or a significant reduction in business from such clients, or the inability to acquire new clients would have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

The Company may incur additional indebtedness in 1999 in connection with the merger. SPAR Group acquired the assets of an incentive marketing company in January 1999. A portion of the purchase price was paid through the issuance of a promissory note in the original principal amount of $12,422,189 (plus an earn out, if any) which matures on September 15, 1999. As of July 2, 1999, the amount owed under the note was approximately $6.8 million, excluding the earnout payment, if any. In addition, the stockholders of SPAR Group loaned SPAR Group $4.3 million to facilitate the acquisition. This indebtedness was not repaid before the merger was consummated, and the combined company has assumed these obligations. The Company is also obligated, under certain circumstances, to pay severance compensation to its employees in connection with the merger. Further, the Company incurred substantial costs in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate of approximately $2.4 million and severance payments of approximately $3.0 million. The Company is currently negotiating with major banks for a $35 million revolving line of credit to meet cash needs in connection with the merger and future potential acquisitions in 1999. The Company cannot provide any assurance that it will be able to secure a $35 million revolving line of credit.

YEAR 2000 SOFTWARE COSTS

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, many date-sensitive computer applications will fail beginning January 1, 2000 because they are unable to process dates properly beyond December 31, 1999. The Company has reviewed its computer systems to identify areas that could be affected by Year 2000 issues and has implemented a plan to resolve these issues.

The Company has substantially completed the evaluation of its information technology infrastructure, software, hardware and communications systems and believes that its critical hardware and software applications are currently Year 2000 compliant. Completion of the Company's plan to upgrade all hardware and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

software applications to be Year 2000 compliant is expected by the end of the third quarter of 1999. Third party vendors are also being reviewed for Year 2000 compliance and PIA expects this risk assessment to be complete by the end of third quarter of 1999. Assessment and evaluation efforts include testing systems, inquiries of third parties and other research. By implementing significant systems upgrades, PIA believes that it has substantially reduced its potential internal exposure to Year 2000 problems.

The most likely worst case scenario with respect to Year 2000 involves problems experienced by our staffing suppliers. In such a scenario the Company's ability to efficiently deploy the necessary staff to service its clients' needs could be negatively affected. The Company does not anticipate that any such effects would be of a long term nature as it has alternative methods of deploying staff that do not involve the use of such suppliers. In the event that certain systems fail to function properly, manual processes will be implemented. Due to the nature of the business, the Company does not anticipate a system failure to cease the operations, as operations are not deemed to be systems dependent. Additionally, the Company plans to be capable of operating in the event of a systems failure of any vendor.

The Company will utilize internal resources to reprogram, or replace and test the software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $42,000 and is being funded through operating cash flows. Of the total project cost, approximately $6,000 was expensed in the fiscal year 1998, $20,000 was expensed in the first six months of 1999, and the remaining $16,000 will be expensed in the last six months of 1999. It is not expected that these costs will have a material effect on the results of operations.

The extent and magnitude of the Year 2000 problem as it will affect the Company externally, both before and after January 1, 2000, is difficult to predict or quantify for a number of reasons. These include the lack of control over systems that are used by third parties that are critical to the Company's operation, the complexity of testing inter-connected networks and applications that depend on third party networks. If any of these third parties experience Year 2000 problems, it could have a material adverse effect on the Company. The Company is not currently aware of any material operational issues associated with preparing its internal systems for the Year 2000, or the adequacy of critical third party systems. The Company has not developed a contingency plan in case it does not achieve Year 2000 compliance on or before December 31, 1999. The results of its evaluation and assessment efforts do not indicate a need for contingency planning. The Company intends to continue assessing its Year 2000 compliance, implementing compliance plans and communicating with third parties about their Year 2000 compliance. If the Company's continued efforts indicate that contingency planning is prudent, it will undertake appropriate planning at that time.

RISK FACTORS

It is recommended that this Form 10-Q be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended January 1, 1999. The following risk factors should also be carefully reviewed in addition to the other information contained in this Form 10-Q.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY EXPERIENCE FUTURE LOSSES

During the years ended December 31, 1997, January 1, 1999, and the first six months of 1999, the Company incurred significant losses and experienced substantial negative cash flow. The Company had net losses of $15.1 million for the fiscal year ended 1997, $4.3 million for fiscal year 1998 and $5.8 million for the six months ended July 2, 1999. PIA expects to have further losses for the third quarter of fiscal 1999. As noted, the merger with SPAR Group was consummated on July 8, 1999. The merger is expected to reduce fixed costs and return PIA profitability. The Company cannot guarantee that it will not sustain further losses or that it will operate profitably in the future. Losses in 1997 were primarily caused by margin reductions from the loss of shared service clients, inefficiencies in field labor execution, poor pricing decisions for some client contracts and higher business unit overhead costs. The recognition of $5.4 million in restructuring and other charges was also responsible for the losses. Losses in 1998 and the first six months in 1999, were caused primarily by margin reductions and from a decline in revenues due to loss of shared service clients and completion of dedicated projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

THE COMPANY MAY HAVE DIFFICULTY MEETING IT'S FUTURE CASH NEEDS

During the first six months ended July 2, 1999, the Company experienced a decrease in cash and cash equivalents of $7.5 million. The Company expects to have further decreases in cash for the third quarter of fiscal 1999. Although management believes the funding of operations over the next twelve months will be sufficient there can be no assurance that the Company will be able to generate sufficient cash or increase its credit line in order to operate its business following this twelve month period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

THE COMPANY HAS LOST BUSINESS AND MAY CONTINUE TO LOSE BUSINESS

The Company's business mix has changed significantly over the last year, and is expected to continue to change during 1999, in response to client needs, and the evolving third party merchandising industry. Due in part to the completion of a major dedicated client program, and the loss of several shared service clients, sales have declined over the last 18 months, and no sizable new dedicated business has been sold to compensate for these losses. The Company will continue to reduce its dedicated management and personnel infrastructure.

INDUSTRY CONSOLIDATION HAS ADVERSELY AFFECTED THE COMPANY'S BUSINESS

Because of industry consolidation, the Company has lost certain clients, and this trend could continue to have a negative effect on the Company's client base and results of operations. The retail and manufacturing industries are undergoing consolidation processes that result in larger but fewer retailers and suppliers. The Company's success depends in part upon its ability to maintain its existing clients and to obtain new clients.

REVENUES DEPEND LARGELY ON A FEW CLIENTS

The Company's ten largest clients generated approximately 86% of PIA's net revenues for the quarter ended July 2, 1999, and approximately 76% for the quarter ended July 3, 1998. The Company believes the uncollectibility of amounts due from any of its large clients, a significant reduction in business from such clients, or the inability to attract new clients, could have a material adverse effect on its results of operations. During the quarter ended July 2, 1999 none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues other than Eckerd Drug Stores, S.C. Johnson & Sons, Inc., Buena Vista Home Entertainment, Safeway and Ralston Purina which account for 27.8%, 12.7%, 11.8% and 11.1% and 10.7%, respectively. During the quarter ended July 3, 1998, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues other than Eckerd Drug Stores, CVS Pharmacy Incorporated, and S.C. Johnson & Sons, Inc. which accounted for 19.7%, 14.8% and 11.3% of net revenues, respectively.

For the six months ended July 2, 1999, and July 3, 1998 the Company's ten largest clients generated approximately 82% and 75%, respectively, of the Company's net revenue. During the six months ended July 2, 1999, none of the Company's manufacturer or retailer clients accounted for greater than 10% of net revenues, other than Eckerd Drug Stores, Buena Vista Home Entertainment, Safeway and S.C. Johnson & Sons, Inc., which accounted for 22.3% and 14.1%, 12.1% and 11.9% of net revenues, respectively. During the six months ended July 3, 1998, none of PIA's manufacturer or retailer clients accounted for greater than 10% of net revenues other than Eckerd Drug Store and CVS Pharmacy Incorporated, which accounted for 16.5% and 14.1% of net revenues, respectively. The majority of the Company's contracts with its clients for shared services have multi-year terms.

OPERATING RESULTS MAY FLUCTUATE BECAUSE ITS COMMISSION INCOME IS UNCERTAIN

Approximately 17% of the Company's net revenues for the six months ended July 2, 1999 were earned under commission-based contracts. These contracts provide for commissions based on a percentage of the client's net sales of certain of its products to designated retailers. Under certain of these contracts, the Company generally receives a draw on a monthly or quarterly basis, which is then applied against commissions earned. Adjustments are made on a monthly or quarterly basis upon receipt of reconciliations between commissions earned from the client and the draws previously received. The reconciliations typically result in commissions owed to the Company in excess of previous draws; however, the Company cannot predict with accuracy the level of its clients' commission-based sales. Accordingly, the amount of commissions in excess of or less than the draws previously received will fluctuate and can significantly affect the Company's operating results in any quarter.

THE COMPANY IS CONTROLLED BY A FEW STOCKHOLDERS

As a result of the merger with Spar Group the former stockholders of SPAR Group beneficially own approximately 70% of the Company's outstanding Common Stock. Accordingly, if they act as a group they will generally be able to elect all directors and they will have the power to prevent or cause a change in control of the Company. Such concentration of ownership could have the effect of making it more difficult for a third party to acquire control of the Company in the future, and may discourage third parties from attempting to do so.

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

INVESTMENT PORTFOLIO

The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. The Company invests its cash and cash equivalents in investments in high-quality and highly liquid investments consisting of taxable money market instruments, corporate bonds and some tax-exempt securities. The average yields on the Company's investments for the quarter ended July 2, 1999 were approximately 5.1 % based on outstanding investments which ranged from $1.9 million to $7.5 million. The average yields on the Company's investments for the quarter ended July 3, 1998 were approximately 5.1% based on outstanding investments which ranged from $9.5 million to $10.9 million.

The average yields on the Company's investments for the six months ended July 2, 1999 were approximately 5.0 % based on outstanding investments which ranged from $1.9 million to $13.1 million. The average yields on the Company's investments for the six months ended July 3, 1998 were approximately 5.0% based on outstanding investments which ranged from $8.2 million to $10.9 million. As of July 2, 1999, PIA's cash and cash equivalents and investments totaled $3.6 million and consisted primarily of taxable money market instruments, corporate bonds and tax-exempt securities with maturities of less than one year with an average yield of approximately 4.4%. As of July 3, 1998, PIA's cash and cash equivalents and investments totaled $9.5 million and consisted primarily of taxable money market instruments, corporate bonds and tax-exempt securities with maturities of less than one year and with an average yield of approximately 4.9%. If there were a 10% change in the average yield based upon the Company's outstanding investments of $3.6 million, interest income would increase or decrease by approximately $16,000 per annum.

DEBT

The Company obtained a line of credit with Mellon Bank N.A. in December 1998 and immediately drew down the minimum borrowing requirement of $2.0 million, and had an outstanding balance of $2.0 million at January 1, 1999 and paid off the line of credit as of July 2, 1999. The line of credit requires monthly interest payments based on a variable interest rate applied to the outstanding loan balance. The weighted average interest rate on borrowings for the quarter ended July 2, 1999 and six months ended July 2, 1999 was 8.0% and if there were a 10% change in the interest rate based upon the Company's minimum borrowing requirement of $2.0 million, interest expense would increase or decrease by $16,000 per annum.

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

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Use of Proceeds - The Company received $26.5 million in net proceeds from its initial public offering in March 1996. The Company, as originally outlined in "Use of Proceeds" in its prospectus, has used approximately $19.9 million through the period ended July 2, 1999 for debt repayment, capital spending and working capital requirements and $3.0 million to repurchase PIA's Common Stock.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on July 8, 1999. The meeting was held to elect the Board of Directors and to vote on six other proposals. The other proposals were:

         Proposal 1: Approve the issuance of shares of PIA common stock to the SPAR Group stockholders and the issuance of options to purchase 134,114 shares of PIA common stock to the holders of SPAR Group options in exchange for their respective shares of SPAR Group and SPAR Group options as consideration for the merger of a subsidiary of PIA with and into SPAR Group;

         Proposal 2: Amend PIA's Certificate of Incorporation to increase the number of authorized shares of PIA common stock from 15 million to 47 million;

         Proposal 3: Amend PIA's Certificate of Incorporation to delete the prohibition on stockholder action by written consent without a meeting under Delaware law;

PART II: OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

         Proposal 4: Amend PIA's Certificate of Incorporation to change the name of PIA Merchandising Services, Inc. to "SPAR Group, Inc.;"

         Proposal 5: Authorize an amendment, if deemed necessary by the Board of Directors in its sole discretion, to PIA's Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of PIA common stock, on the basis of one of the following ratios: one share in exchange for every two issued and outstanding shares, one share in exchange for three issued and outstanding shares or one share for every four issued and outstanding shares, with the Board of Directors having the discretion to determine the appropriate ratio to use immediately prior to effecting the reverse stock split; and

         Proposal 6: Amend PIA's Amended and Restated 1995 Stock Option Plan, subject to consummation of the merger, to increase the number of shares of PIA common stock reserved for issuance upon exercise of stock options granted from 1.3 million to 3.5 million.

         The number of votes cast for each director are set forth below.

                                                                      For
                                                                      ---

                   Patrick W. Collins                              3,185,241
                   J. Christopher Lewis                            3,185,241
                   Terry R. Peets                                  3,185,241
                   John A. Colwell                                 3,190,516
                   Joseph H. Coulombe                              3,185,341
                   Patrick C. Haden                                3,185,341
                   Clinton E. Owens                                3,191,623

         Each of the nominees was elected to the Board of Directors. In connection with the merger, each of the nominees other than Mr. Collins and Mr. Lewis resigned and appointed Robert G. Brown and William H. Bartels (the two principal stockholders of SPAR Group) and Robert O. Aders to fill three of the remaining five vacancies. All of the Proposals were approved by a majority of the stockholders.

ITEM 5:  OTHER INFORMATION

         Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS.

                  EXHIBIT
                  NUMBER           DESCRIPTION
                  ------           -----------

                    3.1 Certificate of Incorporation of SPAR Group, Inc., as amended.

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

                   10.2 Amended and Restated 1995 Stock Option Plan, as amended.

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

                   10.12 Amendment No 2 to Employment Agreement dated as of February 11, 1999 between PIA and Terry R. Peets (incorporated by reference to Exhibit 10.12 of the Company's 10-K/A).

                   10.13      Special Purpose Stock Option Plan.

                   21.1 Subsidiaries of the Company (incorporated by reference to the Form S-1).

                   27.1       Financial Data Schedule

         (B)       REPORTS ON FORM 8-K.

                   Form 8-K dated July 8, 1999 and filed with the Commission on July 23, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PIA MERCHANDISING SERVICES, INC.

                                        (Registrant)

                                        By:      /s/    Cathy L. Wood
                                            ------------------------------------
                                            Cathy L. Wood
                                            Executive Vice President and
                                            Chief Financial Officer

                                        By:      /s/    David J. Faulds
                                            ------------------------------------
                                            David J. Faulds
                                            Vice President
                                            Corporate Controller

Dated:     August 16, 1999
       -------------------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
------           -----------

  3.1       Certificate of Incorporation of SPAR Group, Inc., as amended.

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

 10.2       Amended and Restated 1995 Stock Option Plan, as amended.

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

 10.12 Amendment No 2 to Employment Agreement dated as of February 11, 1999 between PIA and Terry R. Peets (incorporated by reference to Exhibit 10.12 of the Company's 10-K/A).

 10.13      Special Purpose Stock Option Plan.

 21.1       Subsidiaries of the Company (incorporated by reference to the Form
            S-1).

 27.1       Financial Data Schedule