Form 10-Q/A
period 1999-07-02
SPAR GROUP INC
filed 1999-09-24
CIK 1004989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
                                 AMENDMENT NO. 1




 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

               For the second quarterly period ended July 2, 1999

                         Commission file number: 0-27824


                                SPAR GROUP, INC.
                                ----------------
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

OPERATING  EXPENSES
-------------------

The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:


This  table  was  referred  to,  but  omitted  in  originally  filed  document

                                                   Quarter  Ended
                                    -------------------------------------------
                                      July 3, 1998     July 2, 1999
                                    ----------------  ---------------   Change
(amount in millions)                Amount      %     Amount     %        %
                                    -------  -------  -------  ------  --------
Field service costs                 $  28.2    83.2%  $  19.6   92.5%   (30.5)%
Selling expenses                        2.1     6.2       1.1    5.2    (47.5)
General & Administrative expenses       3.4    10.0       2.7   12.7    (20.6)
Depreciation & amortiation              0.3     0.9       0.3    1.4     (0.0)
                                    -------  -------  -------  ------  --------

  Total Operating Expenses          $  34.0   100.3%  $  23.7  111.8%  (30.30)%
                                    =======  =======  =======  ======  ========


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

OTHER  INCOME
-------------

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


                              PIA  MERCHANDISING  SERVICES,  INC.
                              (Registrant)



                              By:  /s/  Cathy L. Wood
                                 ---------------------------------
                                   Cathy  L.  Wood
                                   Executive  Vice  President  and
                                   Chief  Financial  Officer



                              By:  /s/  David J. Faulds
                                 ---------------------------------
                                   David  J.  Faulds
                                   Vice  President
                                   Corporate  Controller


Dated:      September  24,  1999
        ------------------------