Form 10-Q
period 1999-09-30
SPAR GROUP INC
filed 1999-11-18
CIK 1004989

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For the third quarterly period ended September 30, 1999

                         Commission file number: 0-27824


                                SPAR GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                            33-0684451
----------------------                           -------------------------------
State of Incorporation                           IRS Employer Identification No.


         580 White Plains Road, Sixth Floor, Tarrytown, New York, 10591
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (914) 332-4100


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes


        On October 31, 1999, there were 18,154,666 shares of Common Stock outstanding.

                                SPAR Group, Inc.

                                      Index

                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

         Condensed Consolidated Balance Sheets
         As of September 30, 1999 and December 31, 1998......................  3

         Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended
         September 30, 1999 and September 30, 1998...........................  4

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1999 and September 30, 1998 ........  5

         Notes to Condensed Consolidated Financial Statements................  6

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 16

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.......... 25

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings................................................... 27

Item 2:  Changes in Securities and Use of Proceeds........................... 27

Item 4:  Submission of Matters to a Vote of Security Holders................. 28

Item 5:  Other Information................................................... 29

Item 6:  Exhibits and Reports on Form 8-K.................................... 30

SIGNATURES................................................................... 32

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SPAR GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(IN THOUSANDS)

                                                                September 30,   December 31,
                                                                    1999           1998
                                                                -------------   ------------
                                                                 (Unaudited)      (Note)
ASSETS

Current Assets:
Cash and cash equivalents                                         $  2,429       $    910
Accounts receivable, net of allowance for doubtful
  accounts and other of $1,953 and $605 for September 30,
  1999 and December 31, 1998, respectively                          26,587         10,628
Prepaid expenses and other current assets                            7,396            708
Due from certain stockholders                                           --          1,500
                                                                  --------       --------
    Total current assets                                            36,412         13,746

Property and Equipment, net (Note 4)                                 3,005            825
                                                                  --------       --------
Goodwill, net                                                       22,873             --
Other assets                                                         1,206            293
                                                                  --------       --------
TOTAL ASSETS                                                      $ 63,496       $ 14,864
                                                                  ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                  $  6,452       $  1,534
Accrued expenses and other current liabilities                      11,604          2,808
Restructuring and other charges (Note 3)                             5,680             --
Deferred income tax payable (Note 7)                                    --             --
Due to affiliates                                                      302            205
Deferred revenue                                                     8,223             --
Due to certain stockholders (Note 9)                                    --          6,577
Line of Credit and notes payable (Note 5)                            6,987          4,149
Current portion of long term debt (Note 5)                           1,008            685
Note payable to MCI                                                  4,687             --
Notes payable to certain stockholders (Note 9)                       6,137             --
                                                                  --------       --------
    Total current liabilities                                       51,080         15,958

 Long-Term Liabilities, other than current portion (Note 5)          1,839            311
                                                                  --------       --------
    Total liabilities                                               52,919         16,269
                                                                  --------       --------

Stockholders' Equity:
Common stock and additional paid-in-capital                         10,273         (8,232)
Accumulated deficit                                                    304          6,827
                                                                  --------       --------
    Total stockholders' equity (Note 10)                            10,577         (1,405)
                                                                  --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 63,496       $ 14,864
                                                                  ========       ========


Note: The balance sheet at December 31, 1998 has been derived from the audited Financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

SPAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
(UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Three Months Ended               Nine Months Ended
                                                       -------------------------------   ------------------------------
                                                       September 30,     September 30,   September 30,    September 30,
                                                           1999             1998             1999             1998
                                                       -------------     -------------   -------------    -------------
NET REVENUES                                             $ 36,390         $ 11,095         $ 77,949         $ 30,076

Cost of Revenues                                           24,466            5,415           52,921           15,133
                                                         --------         --------         --------         --------
Gross Profit                                               11,924            5,680           25,028           14,943
                                                         --------         --------         --------         --------

Operating Expenses:
Selling, general and administrative expenses               10,688            3,521           20,427            9,841
Depreciation and amortization                                 704               34            1,218              104
                                                         --------         --------         --------         --------
Total Operating Expenses                                   11,392            3,555           21,645            9,945
                                                         --------         --------         --------         --------

Operating income                                              532            2,125            3,383            4,998
Other expenses                                               (250)            (120)          (1,059)            (264)
                                                         --------         --------         --------         --------

Income Before Provision For Income Taxes                      282            2,005            2,324            4,734

Provision for Income Taxes:
   Nonrecurring charge for termination
      of subchapter S election                              3,100               --            3,100               --
   C Corporation taxes                                         23               --               23               --
                                                         --------         --------         --------         --------
NET INCOME (LOSS)                                        $ (2,841)        $  2,005         $   (799)        $  4,734
                                                         ========         ========         ========         ========

Unaudited pro forma information:
   Historical income before
      provision for income tax                                282            2,005            2,324            4,734

   Pro forma provision for income taxes                       184              740            1,216            1,747
                                                         --------         --------         --------         --------
Pro Forma net income                                     $     98         $  1,265         $  1,108         $  2,987
                                                         ========         ========         ========         ========
 Pro Forma Basic Earnings per share                      $   0.01         $   0.10         $   0.08         $   0.24
                                                         ========         ========         ========         ========
 Pro Forma Basic weighted average common shares            18,153           12,659           14,350           12,659
                                                         ========         ========         ========         ========
 Pro Forma Diluted Earnings per share                    $   0.01         $   0.10         $   0.08         $   0.24
                                                         ========         ========         ========         ========
 Pro Forma Diluted weighted average common shares          18,295           12,659           14,491           12,659
                                                         ========         ========         ========         ========


                             See accompanying notes.

SPAR GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(UNAUDITED) (IN THOUSANDS)

                                                                           Nine Months Ended
                                                                     -----------------------------
                                                                     September 30,   September 30,
                                                                         1999             1998
                                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $  (799)        $ 4,734
 Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation and amortization                                      1,218             104
      Provision for doubtful accounts and other, net                       496              --
      Equity in earnings of affiliate                                      (52)             --
      Taxes on termination of subchapter S Corporation election          3,100              --
      Stock related compensation                                           752              --

  Changes in operating assets and liabilities:
      Accounts receivable                                               (2,722)           (141)
      Prepaid expenses and other                                        (3,672)          1,035
      Accounts payable and other liabilities                            (2,926)           (450)
                                                                       -------         -------

      Net cash provided (used) in operating activities                  (4,605)          5,282

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (320)           (630)
   Purchase of business, net of cash acquired                            6,845              --
                                                                       -------         -------
      Net cash provided (used) in investing activities                   6,525            (630)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of Credit                                                        4,807            (321)
   Proceeds from certain stockholders                                    3,500              --
   Distributions to certain stockholders                                (2,773)         (4,260)
   Payments to note payable, MCI                                        (5,935)             --
                                                                       -------         -------

      Net cash used by financing activities                               (401)         (4,581)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                1,519              71

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                      910             (10)
                                                                       -------         -------
  End of period                                                        $ 2,429         $    61
                                                                       =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Non-cash transactions:
      Equipment purchased with capital leases                          $   485         $    --
                                                                       =======         =======
      Distributions payable to certain stockholders                    $ 1,333         $    --
                                                                       =======         =======


                             See accompanying notes.

SPAR GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of the Company (as defined in Note 2, below) and its subsidiaries (collectively, the "SPAR Group") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the combined financial statements and notes thereto for the SPAR Companies (as defined in Note 2, below) and the consolidated financial statements and notes thereto for the PIA Companies (as defined in Note 2, below) for the year ended December 31, 1998, included in the Merger Proxy Statement (as defined in Note 2, below). The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

      The historical results of the SPAR Group, Inc. for the nine month period ended September 30, 1998 consists of the results of the SPAR Companies for the six month period ended September 30, 1998 plus the three month period ended March 31, 1998.

      The historical results of operations of the SPAR Group, Inc. for the three month period and the nine month period ended September 30, 1999 consists of the SPAR Companies and includes the operations of SPGI (as defined in Note 2, below) from January 15, 1999, the date it acquired its business and assets, and the operations of the PIA Companies (as defined in Note 2, below) from July 8, 1999, the date of the Merger (as defined below), which for accounting purposes is treated as an acquisition by the SPAR Companies of the PIA Companies.

      Certain amounts have been reclassified in the prior years' combined financial statements of the SPAR Companies and the consolidated financial statements of the PIA Companies in order to conform to the current year's presentation.

      Change in Fiscal Year. Effective January 1, 1998, the SPAR Companies changed their fiscal year end for financial purposes from a March 31 fiscal year to a calendar year.

      Accounting for the Costs of Computer Software Developed or Obtained from Internal Use SOP 98-1. The SPAR Group has adopted SOP 98-1 as of January 1, 1999, which requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting the SOP was to increase pro forma net income for the three months and nine months ended September 30, 1999 by $0.2 million and $0.01 per pro forma basic and diluted earnings per share, and $0.5 million and $0.04 per pro forma basic and diluted earnings per share, respectively.

      Comprehensive Income - The SPAR Group has adopted SFAS No. 130, Reporting Comprehensive Income. For the quarter and nine months ended September 30, 1998 and September 30, 1999, the SPAR Group has no reported differences between net income (loss) and comprehensive income (loss). Therefore, statements of comprehensive income (loss) have not been presented.

SPAR GROUP, INC.

2.    Business Combinations

      On January 15, 1999, SPGI acquired substantially all the business and assets (the "MCI Acquisition") of BIMA Group, Inc., a Texas corporation formerly known as MCI Performance Group, Inc. ("Old MCI"), pursuant to their Asset Purchase Agreement dated as of December 23, 1998, as amended (the "MCI Purchase Agreement"). The transaction was accounted for as a purchase and consisted of consideration of $1.8 million cash, a $8.8 million note (as amended) payable to Old MCI (the "MCI Note") and the assumption of certain agreed upon liabilities (the "MCI Purchase Price").

      The MCI Purchase Price was allocated to the assets acquired by SPGI as agreed upon in a schedule to the MCI Purchase Agreement, which generally used their respective carrying values, as these carrying values were deemed to represent fair market values of those assets and liabilities.

      The total purchase consideration does not reflect contingent consideration related to earn-out arrangements included in the MCI Purchase Agreement. The MCI Purchase Agreement provides for a post-closing adjustment whereby additional contingent consideration will be payable to Old MCI in the event that EBT (as defined in the MCI Purchase Agreement) exceeds $3.5 million.

      The excess purchase price paid by SPGI for the business and assets of Old MCI over the fair value of those assets was $12.4 million, subject to change from the contingent earn-out arrangement, and is being amortized using the straight line method over 15 years.

      On July 8, 1999, a wholly owned subsidiary of PIA Merchandising Services, Inc., a Delaware corporation ("PIA Delaware"), namely SG Acquisition, Inc., a Nevada corporation ("PIA Acquisition"), merged into and with SPAR Acquisition, Inc., a Nevada corporation ("SAI") (the "Merger") pursuant to the Agreement and Plan of Merger dated as of February 28, 1999, as amended (the "Merger Agreement"), by and among (i) PIA Delaware, PIA Merchandising Co., Inc., a California corporation ("PIA California"), and PIA Acquisition (collectively, the "PIA Parties"), and (ii) SAI, SPAR Marketing, Inc., a Delaware corporation ("SMI"), SPAR Marketing Force, Inc., a Nevada corporation, ("SMF") SPAR Marketing, Inc., a Nevada corporation ("SMNEV"), SPAR, Inc., a Nevada corporation ("SINC"), SPAR/Burgoyne Retail Services, Inc., an Ohio corporation ("SBRS"), SPAR Incentive Marketing, Inc., a Delaware corporation ("SIM"), SPAR Performance Group, Inc., a Delaware corporation ("SPGI"), SPAR Trademarks, Inc., a Nevada corporation ("STM") (each a "SPAR Company" and collectively, the "SPAR Companies").

      PIA Delaware (pre-Merger only), PIA California and each of PIA California's direct and indirect subsidiaries (i.e., Pacific Indoor Display Co., Inc., a California corporation ("Pacific"), Pivotal Sales Company, a California corporation ("Pivotal") and PIA Merchandising Limited, a corporation organized under the laws of Nova Scotia ("PIA Canada")), may be referred to individually as a "PIA Company" and collectively as the "PIA Companies".

      In connection with the Merger, PIA Delaware changed its name to SPAR Group, Inc. (which will be referred to post-Merger individually as "SGI" or the "Company"). Although the SPAR Companies became subsidiaries of PIA Delaware (now SGI) as a result of this "reverse"

SPAR GROUP, INC.

      Merger, the transaction has been accounted for as required under GAAP as a purchase by the SPAR Companies of the PIA Companies, with the books and records of SGI being adjusted to reflect the historical operating results of the SPAR Companies.

      In the transaction, the Company issued approximately 12.7 million shares of common stock to the former stockholders of SAI and 134,114 options to the former option-holders of SAI for an aggregate purchase price of $12.3 million. The purchase price has been allocated based on the estimated fair value of the assets of the PIA Companies deemed for accounting purposes to have been acquired by the SPAR Companies.

      The goodwill that resulted from the Merger was calculated after giving effect to the merger costs of the PIA Companies totaling $2.4 million and the anticipated restructuring costs that are directly related to the Merger totaling $6.9 million (see Note 3, below). The excess purchase price deemed paid by the SPAR Companies for the assets of the PIA Companies over the fair value of those assets was $10.0 million and is being amortized using the straight-line method over 15 years.

3.    Restructuring and Other Charges

      In connection with the PIA Merger, the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructure costs are composed of committed costs required to integrate the SPAR Companies and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings.

      The SPAR Group will recognize termination costs in accordance with EITF 95-3 Recognition of Liabilities in Connection with a Business Combination.

      The following table displays a roll-forward of the liabilities for restructuring and other charges from July 8, 1999 Merger to September 30, 1999 (in thousands):

                                              Initial             Quarter ended
                                         Restructuring and      September 30, 1999    September 30, 1999
      Type of Cost                        Other Charges             Deductions             Balance
      ------------                       -----------------      ------------------    ------------------
      Employee Separation                    $2,228                  $  100                 $2,128
      Equipment Lease Settlements             2,242                     234                  2,008
      Office Lease Settements                 1,503                      --                  1,503
      Redundant Assets                          998                     957                     41
                                             ------                  ------                 -------
                                             $6,971                  $1,291                 $5,680
                                             ======                  ======                 ======

      Management believes that the remaining reserves for restructuring are adequate to complete its plan.

SPAR GROUP, INC.

4. Property and Equipment

      Property and equipment consist of the following (in thousands):

                                                  September 30,    December 31,
                                                      1999            1998
                                                  -------------    ------------
      Equipment                                      $2,253          $1,057
      Furniture and fixtures                            412              55
      Leasehold improvements                            141              74
      Capitalized software development costs          1,026              --
                                                     ------          ------
                                                      3,832           1,186
      Less: Accumulated depreciation
        and amortization                                827             361
                                                     ------          ------
                                                     $3,005          $  825
                                                     ======          ======

5.    Bank Facilities

      Prior to the Merger, PIA California, Pacific and PIA Delaware (the "PIA Borrowers") were parties to a Loan and Security Agreement dated December 7, 1998 (the "Mellon Loan Agreement") with Mellon Bank, N.A. ("Mellon"). PIA Borrowers were able to borrow on a revolving credit basis up to a maximum of $20.0 million depending upon their borrowing base availability. This facility has been terminated and fully satisfied.

      Prior to the Merger, SMF was party to a Revolving Credit and Security Agreement dated March 4, 1996 with IBJ Whitehall Business Credit Corporation (as successor to IBJ Schroder Bank and Trust Company) ("IBJ Whitehall") consisting of an asset based revolving credit facility under which it was able to borrow up to a maximum of $6.0 million depending upon its borrowing base availability. This agreement was amended and restated as of March 11, 1999 to constitute a single loan facility with IBJ Whitehall consisting of a term loan of $3.0 million and an asset based revolving credit facility under which it was able to borrow up to a maximum of $6.0 million depending upon its borrowing base availability. This facility has been superceded by (and continued as part of) the facility described below.

      In September 1999, IBJ Whitehall and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the "Bank Loan Agreement"), pursuant to which the Borrowers are permitted to borrow up to a maximum of $12.5 million on a revolving credit basis, and $2.5 million on a term basis (the "Term Loan"), all of which Term Loan is outstanding. The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate I" plus one-half of one percent (0.50%) (a total of 9.25% per annum at September 30, 1999), and the Term Loan bears interest at such "Alternate Base Rate II" plus three-quarters of one percent (0.75%) (a total of 9.75% per annum at September 30, 1999). The Bank Loan Agreement is scheduled to mature on September 22, 2002. The Term Loan amortizes in equal monthly installments of $83,334 each. In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow for each fiscal year, to

SPAR GROUP, INC.

      be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). The line of credit is secured with the assets of the SPAR Group.

      The Bank Loan Agreement contains certain financial covenants which must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio," a minimum ratio of Debt to EBITDA, and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement. At September 30, 1999, the Company did not comply with the minimum net worth covenant and a waiver was granted by the bank. The Company cannot guarantee that future waivers will be granted by the bank. In the event that the bank elects not to grant a waiver for covenant non-compliance, the bank has the ability to immediately accelerate the maturity of the credit facility, which could have a material adverse affect on the Company.

      The balance outstanding on this line of credit was $6.8 million and $4.1 million at September 30, 1999 and December 31, 1998, respectively. As of September 30, 1999, the SPAR Group had unused availability under the line of credit to borrow up to an additional $5.7 million.

6.    Segments

      Utilizing the management approach, the SPAR Group has broken down its business based upon the nature of services provided (i.e., merchandising services and incentive marketing services). The Merchandising Services Division consists of SMI (an intermediate holding company), SMF, SMNEV, SBRS and SINC (collectively, the "SPAR Marketing Companies") and the PIA Companies. The Incentive Marketing Division consists of each of SIM (an intermediate holding company) and SPGI. Merchandising services generally consist of regularly scheduled, routed services provided at the stores for a specific retailer or multiple manufacturers primarily under multiple year contracts. Services also include stand-alone large scale implementations. These services may include activities such as ensuring that client's products authorized for distribution are in stock and on the shelf, adding in new products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of clients' products and selling new product and promotional items. Specific in-store services can be initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services are used typically for large-scale implementations over 30 days. The Merchandising Services Division of the SPAR Group also performs other project services, such as new store sets and existing store resets, re-merchandising, remodels and category implementations, multi-year shared service contracts or stand-alone project contracts.

      The Incentive Marketing Division generally consists of designing and implementing premium incentives, managing meetings and group travel for clients throughout the United States. These services may include providing a variety of consulting, creative, program administration, travel and merchandise fulfillment services to companies seeking to motivate employees, salespeople, dealers, distributors, retailers and consumers toward certain action or objectives. The following table presents segment information (in thousands):

SPAR GROUP, INC.

                         MERCHANDISING SERVICES          INCENTIVE MARKETING                    TOTAL
                      ----------------------------  -----------------------------   -----------------------------
                          Three Months Ended             Three Months Ended               Three Months Ended
                      ----------------------------  -----------------------------   -----------------------------
                      September 30,  September 30,  September 30,   September 30,   September 30,   September 30,
                         1999            1998           1999            1998            1999            1998
                      -------------  -------------  -------------   -------------   -------------   -------------
Net Revenues            $29,442        $11,095        $ 6,948           $ --           $36,390        $ 11,095
Cost of Revenues         18,850          5,415          5,616             --            24,466           5,415
                        -------        -------        -------           ----           -------        -------
Gross Profit             10,592          5,680          1,332             --            11,924           5,680
S G & A                   9,310          3,521          1,378             --            10,688           3,521
                        -------        -------        -------           ----           -------        -------
EBITDA                  $ 1,282        $ 2,159        $   (46)          $ --           $ 1,236        $  2,159
                        =======        =======        =======           ====           =======        ========
Total Assets            $43,305        $12,298        $20,191           $ --           $63,496        $ 12,298
                        =======        =======        =======           ====           =======        ========



                           Nine Months Ended             Nine Months Ended               Nine Months Ended
                      ----------------------------  -----------------------------   -----------------------------
                      September 30,  September 30,  September 30,   September 30,   September 30,   September 30,
                          1999            1998           1999            1998            1999            1998
                      -------------  -------------  -------------   -------------   -------------   -------------
Net Revenues            $49,353        $30,076        $28,596           $ --           $77,949        $30,076
Cost of Revenues         29,532         15,133         23,389             --            52,921         15,133
                        -------        -------        -------           ----           -------        -------
Gross Profit             19,821         14,943          5,207             --            25,028         14,943
S G & A                  16,440          9,841          3,987             --            20,427          9,841
                        -------        -------        -------           ----           -------        -------
EBITDA                  $ 3,381        $ 5,102        $ 1,220           $ --           $ 4,601        $ 5,102
                        =======        =======        =======           ====           =======        ========
Total Assets            $43,305        $12,298        $20,191           $ --           $63,496        $12,298
                        =======        =======        =======           ====           =======        ========

7.    Income Taxes

      From commencement through July 8, 1999, most of the operating SPAR Companies had elected to be treated as S Corporations under subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes attributable to income through July 8, 1999 were the responsibility of the individuals who were the stockholders of the applicable SPAR Companies at that time.

      As a result of the July 8, 1999 Merger, the subchapter S status of each applicable SPAR Company was terminated for federal and state tax purposes, and the SPAR Group recorded a deferred tax charge against income of approximately $3.1 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities existing at that date. Additionally, each such SPAR Company was required to change its method of accounting from the cash basis to the accrual basis for income tax reporting purposes.

      The SPAR Group expects to be able to offset the deferred tax liability by utilizing a deferred tax asset from the benefit of the PIA Companies net operating loss carry forwards. The individuals who were the stockholders of the applicable SPAR Companies at that time are obligated to pay the 1999 income taxes relating to taxable income during the period up to the Merger date.

      The pro forma disclosures on the statement of operations reflect adjustments to record provisions for income taxes as if the applicable SPAR Company had not been S Corporations. The pro forma provisions for income taxes for three months ended September 30, 1999 and 1998, of $0.2 million and $0.7 million, respectively, are computed using a combined federal and state of 37%. The pro forma provision for income taxes for the nine months ended September 30, 1999 and 1998, were $1.2 million and $1.7 million, respectively.

SPAR GROUP, INC.

      The recording of a one-time, non-cash stock related compensation expense of approximately $0.8 million is non-tax deductible by the SPAR Group for federal and state income tax purposes. In addition, the amortization of purchased goodwill generated by the reverse Merger is non-tax deductible. Pro forma tax disclosures have been adjusted by the non-tax deductibility of compensation expense and PIA goodwill amortization.

      Deferred taxes consist of the following (in thousands):

                                                                 September 30,
                                                                     1999
                                                                 -------------
      Net operating loss carry forwards                            $ 6,425
      Restructuring charges and other deferred tax assets            2,375
      Nonrecurring charge for termination
        of subchapter S election                                    (3,100)
                                                                   -------
      Deferred tax assets                                            5,700
      Valuation allowance                                           (5,700)
                                                                   -------
      Net deferred tax                                             $    --
                                                                   =======

      At July 8, 1999, the PIA Companies had estimated net operating loss carry forwards of $19.0 million available to reduce future federal taxable income and $4.0 million available to reduce future California State taxable income. The Company has Federal and California net operating loss carry forwards which begin expiring in the year 2012 and 2002, respectively. The Company has established a valuation allowance for the portion of the tax benefit associated with net operation loss carry forwards that are not assured of being realized.

SPAR GROUP, INC.

8.    Earnings per Share

      The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

                                                        Three Months Ended                    Nine Months Ended
                                                  -------------------------------      ---------------------------------
                                                  September 30,     September 30,      September 30,       September 30,
                                                      1999              1998               1999                1998
                                                  -------------     -------------      -------------       ------------
Numerator:
   Pro forma net income                             $   282            $ 2,005            $ 2,324            $ 4,734
                                                    =======            =======            =======            =======

Denominator:
   Shares used in pro forma
      basic earnings per share
      calculation(1)                                 18,153             12,659             14,350             12,659

   Effect of diluted securities:
      Employee stock options                            142                 --                141                 --
      Warrants                                           --                 --                 --                 --
                                                    -------            -------            -------            -------
   Shares used in pro forma diluted
      earnings per share calculations(1)             18,295             12,659             14,491             12,659
                                                    =======            =======            =======            =======
Pro forma basic earnings per share(1)               $  0.01            $  0.10            $  0.08            $  0.24
                                                    =======            =======            =======            =======
Pro forma diluted earnings per share(1)             $  0.01            $  0.10            $  0.08            $  0.24
                                                    =======            =======            =======            =======

---------------
(1) The pro forma basic and pro forma diluted earnings per share amounts are based upon 12,659,000 shares on January 1, 1998, although these shares were issued on July 9, 1989 as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 (SAB
      98).


9.    Notes Payable to Certain Stockholders

      Certain former principal stockholders of the SPAR Companies each made loans to certain SPAR Companies in the aggregate amount of $4.3 million to facilitate the acquisition of the PIA Companies and the assets of Old MCI. These stockholders also were owed $1.9 million in unpaid distributions relating to the former status of most of the operating SPAR Companies as subchapter S Corporations. Those amounts were converted into promissory notes issued to theses certain stockholders severally by SMF, SINC and SPGI prior to the Merger, which aggregated $6.2 million.

      Notes payable to certain stockholders total $6.1 million as of September 30, 1999 and bear an interest rate of 8%, due on demand.

10.   Stockholders' Equity

      As a result of the July 8, 1999 Merger, the subchapter S status of each applicable SPAR Company was terminated for federal and state tax purposes. As of July 8, 1999, undistributed earnings of the SPAR Group were reclassified to Additional Paid In Capital and all subsequent earnings have been treated from July 9, 1999 as earnings of the new SPAR Group under a C Corporation.

SPAR GROUP, INC.

      The following table displays a roll-forward of the stockholder's equity (in thousands):

                                                  Common Stock                                               Total
                                                ----------------      Additional                          Shareholders'
                                                Shares    Amount   Paid-In Capital   Retained Earnings       Equity
                                                ------    ------   ---------------   -----------------    -------------
      JANUARY 1, 1999                                                                                       $ (1,405)

      Stock option compensation                                                                                  752
      Net distributions                                                                                         (332)
      Net income through July 8, 1999                                                                          1,996
      Deterred tax provision-termination
        of S-election                                                                                         (3,100)
                                                                                                            --------
      JULY 8, 1999                                                                                          $ (2,089)
                                                                                                            ========
      Reorganization prior to the reverse
        Merger with PIA                         12,659      127         (2,216)                               (2,089)
      Reverse Merger with PIA                    5,494       55         12,307                                12,362
      Net income July 9, 1999 to
        September 30, 1999                                                                   304                 304
                                                ------    -----        -------             -----            --------
      SEPTEMBER 30, 1999                        18,153    $ 182        $10,091             $ 304            $ 10,577
                                                ======    =====        =======             =====            ========


11.   Business Combinations - Pro Forma Results

      As mentioned in Note 1, the operating results of SPGI and the PIA Companies have been included in the condensed consolidated statements of operations from the dates of the respective acquisitions. The pro forma results below assume the acquisitions occurred at the beginning of each of the nine month periods ending September 30, 1999 and 1998 (in thousands):

                                                    Nine Months Ended
                                              ------------------------------
                                              September 30,    September 30,
                                                  1999             1998
                                              -------------    -------------
      NET REVENUES                              $122,547         $155,238
                                                ========         ========

      OPERATING INCOME (LOSS)                     (5,686)           1,800
                                                ========         ========

      NET INCOME (LOSS)                         $ (4,691)        $    499
                                                ========         ========

      BASIC EARNINGS (LOSS) PER SHARE           $  (0.26)        $   0.03
                                                ========         ========

      DILUTED EARNINGS (LOSS) PER SHARE         $  (0.26)        $   0.03
                                                ========         ========

      BASIC WEIGHTED AVERAGE COMMON SHARES        18,153           18,153
                                                ========         ========

      DILUTED WEIGHTED AVERAGE COMMON SHARES      18,295           18,295
                                                ========         ========

SPAR GROUP, INC.

      The pro forma Statements of Operations reflect incremental amortization of goodwill, interest expense, increases in salaries and bonuses to new SPGI management and provisions for federal and state income taxes.

      The pro forma Statement of Operations for the nine months ended September 30, 1999 and 1998 include $2.8 million and $0.8 million of non-recurring charges by PIA Companies, respectively. These charges include $0.8 million of purchased consulting services related to the

      PIA Companies redirection of its technology strategy incurred in the nine months ended September 30, 1998, and $2.3 million in merger and acquisition transaction costs and $0.5 million in banking cancellation fees for the nine months ended September 30, 1999.

      The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular, the statements about the SPAR Group's plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the SPAR Group believes that its plans, intentions and expectations reflected in or suggested by such forward -looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q are set forth under the heading "Risk Factors" in the Merger Proxy Statement (as defined in Note 2, above) and in this Quarterly Report on Form 10-Q. All forward-looking statements attributable to the SPAR Group or persons acting on its behalf are expressly qualified by the cautionary statements contained in this Quarterly Report on Form 10-Q.

The SPAR Group does not undertake any obligation to update or revise any forward-looking statement or risk factor or to publicly announce any revisions to any of them to reflect future events, developments or circumstances.

OVERVIEW

The Company provides merchandising services to manufacturers and retailers principally in grocery, mass merchandiser, chain, and discount drug stores through its Merchandising Services Division. In addition, the SPAR Group's Incentive Marketing Division designs and implements premium incentives, managers meetings and group travel for principally corporate clients.

During 1999, SPGI acquired the assets of Old MCI on January 15, 1999 and the SPAR Companies completed the Merger with the PIA Parties on July 8, 1999 (as all such terms are defined in Note 2, to the Condensed Consolidated Financial Statements).

Under GAAP, the Merger is treated as an acquisition by the SPAR Companies of the PIA Companies, and the historical results of the operations of the PIA Companies are not applicable to the historical results of the operations of the SPAR Group pre-Merger. Similarly, since SPGI acquired the assets of Old MCI, the historical results of the operations of Old MCI are not applicable to the historical results of the operations of the SPAR Group pre-acquisition. Accordingly, the following discussions (other than with respect to the combined pro forma numbers discussed in Note 10, to the Condensed Consolidated Financial Statements, and separately below) do not include any of the revenues and expenses of the PIA Companies prior to July 9, 1999 (including all of 1998), or any revenues or expenses of the business acquired by SPGI prior to January 16, 1999 (including all of 1998), in the revenues and expenses of the SPAR Group prior to such dates.

For the quarter ended September 30, 1999, the SPAR Group's net revenues increased by $25.3 million or 227.9% derived principally from the above acquisitions with no comparable net revenues in 1998. Pro forma net income for the quarter ended September 30, 1999 was $0.1 million compared to $2.0 million in the same period of 1998, due principally from the inclusion of lower gross profit margins from the PIA Companies and the Incentive Marketing Division operations and additional merger and acquisition related transaction costs.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the nine months ended September 30, 1999, the SPAR Group's net revenues increased by $47.9 million or 159.1% derived principally from the inclusion of the Incentive Marketing Division's net revenues for approximately 8 1/2 months and the PIA Companies net revenues for approximately 2 2/3 months with no comparable net revenues in 1998. Pro forma net income for the nine months ended September 30, 1999 was $1.1 million compared to $3.0 million in the same period of 1998, due principally from the inclusion of lower gross profit margins from the PIA Companies and Incentive Marketing Division operations.

During the third quarter of 1999, the SPAR Group restructured its operations by integrating the SPAR Companies and the PIA Companies' field organizations and consolidating administrative functions as required to achieve beneficial synergies and cost savings. Although significant cost savings were achieved during the third quarter, not all synergistic programs had been implemented, and further cost savings are expected to be achieved in the fourth quarter of 1999 and first quarter of 2000.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET REVENUES

Net revenues for the quarter ended September 30, 1999 increased from the comparable period of 1998 due principally to the acquisition of the PIA Companies and the MCI Acquisition. All of the net revenues derived from the acquisition of the PIA Companies and the MCI Acquisition were included in the quarter ended September 30, 1999 with no comparable revenues in the quarter ended September 30, 1998. For the third quarter of 1999, net revenues were $36.4 million compared to $11.1 million in the third quarter of 1998, a 227.9% increase.

The following table sets forth net revenues by division as a percentage of net revenues for the periods indicated:

                                                             Quarter Ended
                                         -----------------------------------------------------
                                         September 30, 1999     September 30, 1998
                                         ------------------     ------------------      Change
(amounts in millions)                     Amount        %        Amount        %           %
                                         -------      -----     -------      -----      ------
Merchandising services net revenues      $  29.4       80.8%    $  11.1      100.0%      164.9%
Incentive Marketing net revenues             7.0       19.2          --         --          --
                                         -------      -----     -------      -----       -----
  Net Revenue                            $  36.4      100.0%    $  11.1      100.0%      227.9%
                                         =======      =====     =======      =====       =====

Merchandising services net revenues for the quarter ended September 30, 1999 were $29.4 million, compared to $11.1 million in the quarter ended September 30, 1998, a 164.9% increase. The increase in net revenues is primarily attributed to the inclusion of $19.6 million of net revenues of the PIA Companies' merchandising operations since their acquisition. In addition, the SPAR Companies merchandising net revenues decreased by $1.3 million due to the reduction in project type services.

Incentive marketing net revenues for the quarter ended September 30, 1999 were $7.0 million, with no comparable net revenues in the quarter ended September 30, 1998. The increase in net revenues is attributable entirely to the inclusion of net revenues of SPGI since the MCI Acquisition.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COST OF REVENUES

Cost of revenues for the quarters ended September 30, 1999 and September 30, 1998 were $24.5 million and $5.4 million, respectively. Cost of revenues for the quarter ended September 30, 1999 was 67% of net revenues, compared to 49% in 1998. The increase in cost of revenues, as a percentage of net revenues, in the quarter ended September 30, 1999 over 1998 is primarily attributable to the higher labor cost structure of the PIA Companies field organization and the integration of the Incentive Marketing Division, which historically has a lower margin than the SPAR Companies' merchandising segment. The SPAR Group has taken steps to control and improve gross profits and has implemented synergy plans to control direct costs (see Restructuring and Other Charges, Note 3).

OPERATING EXPENSES

The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                                           Quarter Ended
                                                        -----------------------------------------------------
                                                        September 30, 1999     September 30, 1998
                                                        ------------------     ------------------      Change
      (amounts in millions)                              Amount        %       Amount        %           %
                                                        -------      -----     ------      -----       ------
      Selling, general and administrative expenses      $  10.7       93.9%    $  3.6      100.0%      197.2%
      Depreciation and amortization                         0.7        6.1         --         --          --
                                                        -------      -----     ------      -----       -----
        Total Operating Expenses                        $  11.4      100.0%    $  3.6      100.0%      216.6%
                                                        =======      =====     ======      =====       =====

Selling, general and administrative expenses increased by 197.2% in the third quarter of 1999 to $10.7 million compared to $3.6 million in the same period of 1998. This increase was due primarily to the inclusion of the PIA Companies and SPGI general and administrative costs for the entire quarter totaling $7.7 million and SPAR Companies merger and acquisition transaction costs of $0.3 million. This increase was partially offset by a reduction in salaries, wages and other related benefits of $0.9 million.

Depreciation and amortization increased by $0.7 million in the third quarter of 1999 due primarily to the amortization of goodwill recognized by the acquisition of the PIA Companies and the MCI Acquisition by the SPAR Group.

OTHER EXPENSES

Interest expense increased in the third quarter of 1999 due to borrowing on the bank revolving line of credit and term loan, and MCI seller financing.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PRO FORMA INCOME TAXES

The pro forma income tax provision in the third quarter of 1999 and 1998 represents a combined federal and state income tax rate of 36.9% and minimum state and local taxes.

PRO FORMA NET INCOME

The SPAR Group had pro forma net income of $0.1 million in the third quarter of 1999 or $0.01 per pro forma basic and diluted share compared to pro forma net income of $1.3 million or $0.10 per pro forma basic and diluted share. The pro forma income generated in the third quarter is reduced by the inclusion of the losses of the PIA Companies and Incentive Marketing Divisions operations for the quarter by $0.6 million. The Company is currently consolidating and restructuring the operations of SPAR Group to reduce labor costs and administrative costs (see Restructuring and Other Charges, Note 3).

RESULTS OF OPERATIONS

    NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET REVENUES

Net revenues for the nine months ended September 30, 1999 increased from the comparable period of 1998 due principally to the acquisition of the PIA Companies and the MCI Acquisition. All of the net revenues derived from the MCI Acquisition, were included in the nine months ended September 30, 1999 and those derived from the acquisition of the PIA Companies were included in the third quarter ended September 30, 1999, with no comparable revenues in the nine months ended September 30, 1998. For the nine months ended September 30, 1999, net revenues were $78.0 million compared to $30.1 million in the same period of 1998, a 159.1% increase.

The following table sets forth net revenues by division as a percentage of net revenues for the periods indicated:

                                                          Nine Months Ended
                                         ------------------------------------------------------
                                         September 30, 1999     September 30, 1998
                                         ------------------     ------------------       Change
(amounts in millions)                     Amount        %        Amount        %           %
                                         -------      -----     -------      -----       -----
Merchandising services net revenues      $  49.4       63.3%    $  30.1      100.0%       64.1%
Incentive Marketing net revenues            28.6       36.7          --         --          --
                                         -------      -----     -------      -----       -----
  Net Revenue                            $  78.0      100.0%    $  30.1      100.0%      159.1%
                                         =======      =====     =======      =====       =====

Merchandising services net revenues for the nine months ended September 30, 1999 were $49.4 million, compared to $30.1 million in the nine months ended September 30, 1998, a 64.1% increase. The increase in net revenues is primarily attributed to the inclusion of $19.6 million of net revenues of the PIA Companies, merchandising operations since their acquisition.

Incentive marketing net revenues for the nine months ended September 30, 1999 were $28.6 million, with no comparable net revenues in the quarter ended September 30, 1998. The increase in net revenues is attributable entirely to the inclusion of net revenues of SPGI since the MCI Acquisition.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 1999 and September 30, 1998 were $52.9 million and $15.1 million, respectively. Cost of revenues for the nine months ended September 30, 1999 was 68% of net revenues, compared to 50% in 1998. The increase in cost of revenues, as a percentage of net revenues, in the nine months ended September 30, 1999 over 1998 is primarily attributable to the higher labor cost structure of the PIA Companies field organization and the integration of the Incentive Marketing Division, which historically has a lower margin than the SPAR Companies' merchandising segment. The Company has taken steps to control and improve gross profits and has implemented synergy plans to control direct costs (see Restructuring and Other Charges, Note 3).

OPERATING EXPENSE

The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                                    Nine Months Ended
                                                   ---------------------------------------------------
                                                   September 30, 1999     September 30, 1998
                                                   ------------------     ------------------    Change
(amounts in millions)                                Amount       %       Amount        %         %
                                                   --------     -----     ------      ------    ------
Selling, general and administrative expenses       $  20.4       94.4%    $  9.8       99.0%     108.2%
Depreciation and amortization                          1.2        5.6        0.1        1.0     1100.0
                                                   -------      -----     ------      -----     ------
  Total Operating Expenses                         $  21.6      100.0%    $  9.9      100.0%     118.2%
                                                   =======      =====     ======      =====     ======

Selling, general and administrative expenses increased by 108.2% in the first nine months of 1999 to $20.4 million compared to $9.8 million in the same period of 1998. This increase was due primarily to the inclusion of PIA Companies for the quarter ended September 30, 1999 and SPGI general and administrative costs for the entire nine months, totaling $10.3 million, and stock related compensation of $0.8 million. This increase was partially offset by a reduction in salaries, wages and other related benefits of $0.3 million and capitalization of customized internal software costs (under SOP 98-1) of $0.8 million.

Depreciation and amortization increased by $1.1 million in the nine months ended September 30, 1999 due primarily to the amortization of goodwill recognized by the purchase by SAI of the PIA Companies and by SPGI of the business and assets of Old MCI.

OTHER EXPENSES

Interest expense increased in the nine months ended September 30, 1999 due to borrowing on the bank revolving line of credit and term loan, and MCI seller financing.

PRO FORMA INCOME TAXES

The pro forma income tax provision in the nine months ended September 30, 1999 and 1998 represents federal and state income taxes based on an effective tax rate of 36.9% and minimum state and local taxes.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PRO FORMA NET INCOME

The SPAR Group had net income of approximately $1.1 million in the nine months ended September 30, 1999 or $0.08 per pro forma basic and diluted share compared to net income of approximately $3.0 million, or $0.24 per pro forma basic and diluted share, in the nine months ended September 30, 1998. The income generated in the nine months ended September 30, 1999 is reduced by the inclusion of the losses of the PIA Companies and Incentive Marketing Division operations for the nine months ended September 30, 1999 by $0.4 million. The Company is currently consolidating and restructuring the operations of the PIA Companies to reduce labor costs and administrative costs (see Restructuring and Other Charges, Note 3).

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 1999, the SPAR Group had pre-tax income of $2.3 million and experienced substantial negative operating cash flow. As noted, the Merger was consummated on July 8, 1999 and is expected to reduce fixed costs and create synergies directly impacting the SPAR Group's profitability and cash flow. The SPAR Group cannot guarantee that it will not sustain losses in the future.

The SPAR Group experienced a net increase in cash and cash equivalents of $1.5 million for the nine months ended September 30, 1999. With the addition of the revolving line of credit subject to availability, timely collection of receivables, and the SPAR Group's current working capital position, management believes the funding of operations over the next twelve months will be sufficient to maintain operations.

Prior to the Merger, the PIA Borrowers had an asset based loan facility under which they were able to borrow on a revolving credit basis up to a maximum of $20.0 million depending upon their borrowing base availability (see Note 2, to the Condensed Consolidated Financial Statements), which has since been terminated and satisfied in full. Prior to the Merger, SMF had a loan facility comprised of a term loan of $3.0 million and an asset based revolving credit facility under which it was able to borrow up to a maximum of $6.0 million depending upon its borrowing base availability (see Note 2, to the Condensed Consolidated Financial Statements), which has been superceded by (and continued as part of) the current facility described below.

In September 1999, the members of the SPAR Group (other than PIA Canada) entered into an amended and restated asset based credit facility, pursuant to which those borrowers are permitted to borrow up to a maximum of $12.5 million on an asset based revolving credit basis, and have borrowed $2.5 million on a term basis. This facility is scheduled to mature on September 22, 2002, although revolving credit loans are automatically repaid as pledged receivables are collected. The Term Loan amortizes in equal monthly installments of $83,334 each. In addition, the SPAR Group is required to make mandatory prepayments in an amount equal to 25% of excess cash flow for each fiscal year, to be applied first to the term loan and then to the revolving credit loans (subject to the SPAR Group's ability to re-borrow revolving advances in accordance with the terms of the facility).

Net cash used in operating activities for the nine months ended September 30, 1999 was $4.6 million, compared with net cash provided of $5.3 million for the comparable period in 1998. This use of cash for operating activities in 1999 resulted primarily from an increase in accounts receivables and prepaid expenses.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash provided from investing activities for the nine months ended September 30, 1999 and September 30, 1998 was $6.5 million and $(0.6) million, respectively. Net cash provided from investing activities resulted primarily from the purchase of businesses, net of cash acquired.

Net cash used by financing activities for the nine months ended September 30, 1999 was $0.4 million, compared with $(4.6) million for the comparable period in 1998. Proceeds from the line of credit and loans from certain shareholders were used primarily to make payments on the MCI Note.

The above activity resulted in a net increase in cash and cash equivalents of $1.5 million for the nine months ended September 30, 1999, compared to a net increase of $0.1 million for the comparable period in 1998.

Cash and cash equivalents totaled $2.4 million at September 30, 1999, compared with $0.9 million at December 31, 1998. At September 30, 1999 and December 31, 1998, the SPAR Group had negative working capital of $14.7 million and $2.3 million, respectively, and current ratios of 0.7 and 0.9, respectively.

Cash and cash equivalents and the timely collection of its receivables provide the SPAR Group's current liquidity. However, the potential of delays in collection of receivables due from any of the SPAR Group's major clients, or a significant reduction in business from such clients, or the inability to acquire new clients would have a material adverse effect on the SPAR Group's cash resources and its ongoing ability to fund operations.

The SPAR Group is obligated, under certain circumstances, to pay severance compensation to its employees and lease obligations in connection with the Merger of approximately $5.7 million. Further the company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation of approximately $1.3 million. The SPAR Group has also accrued approximately $2.4 million for expenses incurred at PIA prior to the Merger which have not been paid.

The SPAR Group is currently not generating sufficient cash from operations to pay those costs and is relying on bank credit facilities to fund working capital needs. Bank credit facilities may not be sufficient to fund operations, working capital and reduce obligations of the Merger with PIA and fund the current maturities of debt obligations. The Company is currently negotiating with its bank for an increase in its credit facility to meet these needs. In addition, the SPAR Group is working to secure additional long term capital to fund obligations of the Merger and potential future acquisitions, however, there can be no assurances that sufficient liquidity will be available to fund these cash needs.

The transfer of the Company's securities to the Nasdaq SmallCap Market also could affect its ability to raise equity capital. (See Part II, Item 5, below)

In connection with the acquisition of the business and assets of Old MCI by SPGI, SPGI issued the MCI Note in the amended principal amount of $8.8 million , under which SPGI owed $4,687,225 in principal at September 30, 1999, excluding the earn-out payment, if any, due under the terms of the MCI Purchase Agreement. On October 1, 1999, SPGI repaid $2.3 million of that amount and issued an amended and restated note to Old MCI (the "Restated MCI Note") in the principal amount of $2.4 million , under which $1.1 million in principal amount remains unpaid and is due in full on November 30, 1999, together with interest at the rate of 12% per annum.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition, certain former principal stockholders of the SPAR Companies each made loans to certain SPAR Companies in the aggregate amount of $4.3 million to facilitate the acquisition of the PIA Companies and the assets of Old MCI. These stockholders also were owed $1.9 million in unpaid distributions relating to the former status of most of the operating SPAR Companies as Subchapter S Corporations (See Note 9, above). Those amounts were converted into promissory notes issued to these certain stockholders severally by SMF, SINC and SPGI prior to the Merger, which aggregated $6.2 million.

YEAR 2000 SOFTWARE COSTS

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, many date-sensitive computer applications will fail beginning January 1, 2000 because they are unable to process dates properly beyond December 31, 1999. The SPAR Group has reviewed its computer systems to identify areas that could be affected by Year 2000 issues and has implemented a plan to resolve these issues.

The SPAR Group has substantially completed the evaluation of its information technology infrastructure, software, hardware and communications systems and believes that its critical hardware and software applications are currently Year 2000 compliant. Completion of the SPAR Group's plan to upgrade all hardware and software applications to be Year 2000 compliant is expected by the end of the fiscal year 1999. Third party vendors are also being reviewed for Year 2000 compliance and SPAR Group expects this risk assessment to be complete by the end the fiscal year 1999. Assessment and evaluation efforts include testing systems, inquiries of third parties and other research. By implementing significant systems upgrades, the SPAR Group believes that it has substantially reduced its potential internal exposure to Year 2000 problems.

The most likely worst case scenario with respect to Year 2000 involves problems experienced by staffing suppliers. In such a scenario the SPAR Group's ability to efficiently deploy the necessary staff to service its clients' needs could be negatively affected. The SPAR Group does not anticipate that any such effects would be of a long term nature as it has alternative methods of deploying staff that do not involve the use of such suppliers. In the event that certain systems fail to function properly, manual processes will be implemented. Due to the nature of the business, the SPAR Group does not anticipate a system failure to cease the operations, as operations are not deemed to be systems dependent. Additionally, the SPAR Group plans to be capable of operating in the event of a systems failure of any vendor.

The SPAR Group will utilize internal resources to reprogram, or replace and test the software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $0.5 million and is being funded through operating cash flows. Of the total project cost, approximately $80,000 was expensed in the year 1998, $380,000 was expensed in the first nine months of 1999, and the remaining $33,000 will be expensed in the last three months of 1999. It is not expected that these costs will have a material effect on the results of operations.

The extent and magnitude of the Year 2000 problem as it will affect the SPAR Group externally, both before and after January 1, 2000, is difficult to predict or quantify for a number of reasons. These include the lack of control over systems that are used by third parties that are critical to the SPAR Group's operation, the complexity of testing inter-connected networks and applications that depend on third party networks. If any of these third parties experience Year 2000 problems, it could have a material adverse effect on the SPAR Group. The SPAR Group is not currently aware of any material operational issues associated with preparing its internal systems for the Year 2000, or the adequacy of critical third party systems. The SPAR Group has not developed a contingency plan in case it does not achieve Year 2000 compliance on or before December 31, 1999. The results of its evaluation and assessment efforts do not indicate a need for contingency planning. The SPAR Group intends to continue assessing its Year 2000 compliance, implementing compliance plans and communicating with third parties about their Year 2000 compliance. If the SPAR Group's continued efforts indicate that contingency planning is prudent, it will undertake appropriate planning at that time.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The SPAR Group is exposed to market risk related to the variable interest rate on the line of credit and term note and the variable yield on it's cash and cash equivalent. The SPAR Group's accounting policies for financial instruments and disclosures relating to financial instruments require that the SPAR Group's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long term debt. The SPAR Group considers carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of long-term debt approximate fair value because the obligation bears interest at a floating rate. The SPAR Group monitors the risks associated with interest rates and financial instrument positions. The SPAR Group's investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

The SPAR Group's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

INVESTMENT PORTFOLIO

The SPAR Group has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. The SPAR Group invests its cash and cash equivalents in investments in high-quality and highly liquid investments consisting of taxable money market instruments. The average yields on the SPAR Group's investments for the quarter ended September 30, 1999 were approximately 3.6% based on outstanding investments that ranged from $1.4 million to $5.9 million. There were no comparative average yields on the SPAR Group's investments or outstanding investments for the quarter ended September 30, 1998.

The average yields on the SPAR Group's investments for the nine months ended September 30, 1999 were approximately 3.3% based on outstanding investments that ranged from $0.1 million to $5.9 million. There were no comparative average yields on the SPAR Group's investments or outstanding investments for the nine months ended September 30, 1998. As of September 30, 1999, SPAR Group's cash and cash equivalents and investments totaled $2.4 million and consisted primarily of taxable money market instruments with an average yield of approximately 3.6%. As of September 30, 1998, SPAR's cash and cash equivalents and investments totaled $0.1 million and consisted primarily of non-invested funds. If there were a 10% change in the average yield based upon the SPAR Group's outstanding investments of $2.4 million, interest income would increase or decrease by approximately $9,000 per annum.

DEBT

Prior to the Merger, the PIA Borrowers had an asset based loan facility under which they were able to borrow on a revolving credit basis up to a maximum of $20.0 million depending upon their borrowing base availability (see Note 2, above), which has since been terminated and satisfied in full.

Prior to the Merger, SMF had a loan facility comprised of a term loan of $3.0 million and an asset based revolving credit facility under which it was able to borrow up to a maximum of $6.0 million depending upon its borrowing base availability (see Note 2, above), which has been superceded by (and continued as part of) the current facility described below.

On or about September 22, 1999, the members of the SPAR Group (other than PIA Canada) entered into an amended and restated asset based credit facility, pursuant to which those borrowers are permitted to borrow up to a maximum of $12.5 million on an asset based revolving credit basis, and have borrowed $2.5 million on a term basis. The revolving loans and term loan each requires monthly interest payments based on a variable interest rate applied to the outstanding loan balance as of September 30, 1999 of $9.3 million. The revolving loans bear interest at the lenders "Alternate Base Rate I" plus one-half of one percent (0.50%) (a total of 9.25% at September 30, 1999), and the term loan bears interest at such "Alternate Base Rate II" plus three-quarters of one percent (0.75%) (a total of 9.75% at September 30, 1999). The weighted average interest rate on borrowings for the quarter ended September 30, 1999 and nine months ended September 30, 1999 was 9.2% and 9.0%, respectively. The weighted average interest rate on borrowings for the quarter ended September 30, 1998 and nine months ended September 30, 1998 was 9.7% and 9.6%, respectively. If there were a 10% change in the interest rate based upon the SPAR Group's average borrowing requirement of $9.3 million, interest expense would increase or decrease by $85,000 per annum.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        On September 14, 1999, a Summons and Complaint for Breach of Contract and Account Stated was filed by Pomerantz Payroll Systems, Inc. ("Pomerantz"), against PIA Merchandising Co., Inc., and various of the PIA Companies in the Superior Court of the State of California, County of Orange, Case no. 814483, in support of which was filed a Memorandum of Points and Authorities in Support of Application for Ex Parte Right to Attach Order and issuance of Writ of Attachment Against Defendant PIA Merchandising Co., Inc. Pomerantz, which provided temporary labor, alleged that the Company failed to pay amounts due to Pomerantz under a Temporary Labor Contract Agreement dated as of November 1, 1992, and sought payment of approximately $2.2 million. On or about September 27, 1999, the Company and Pomerantz entered into a Settlement Agreement and Mutual Release providing for the immediate payment of $0.9 million by the Company to Pomerantz and the full release and satisfaction of all other claims, amounts and disputes, effective approximately 90 days thereafter conditioned upon the full and final payment of the foregoing sum.

        On September 23, 1999, Information Leasing Corporation ("IFC") filed a complaint for breach of contracts, claim and delivery, and conversion against the Company in Orange County Superior Court, Santa Ana, California, Case no. 814820, with respect to certain equipment leased to the PIA Companies by IFC, which complaint sought judgment to recover the principal sum of $1,535,869.68, plus taxes, fees, liens, and late charges, immediate possession of the leased equipment, compensation for the reasonable value thereof, and costs and attorneys' fees. The Company is currently attempting to negotiate a settlement.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        Item 2(a): Stockholders' Ability to Act by Written Consent

        On July 8, 1999, the Certificate of Incorporation of the Company was amended to delete the provision that no action required to be taken or that may be taken at any annual or special meeting of the Company's stockholders may be taken without a meeting and denies the power of the stockholders to consent in writing, without a meeting, to the taking of any action pursuant to the Delaware law. Pursuant to such amendment, the Company's stockholders may not have the opportunity to approve certain corporate actions, in person or by proxy at a meeting of the stockholders. However, any action taken by the stockholders of the Company without a meeting will be required to comply with applicable law, including, without limitation, the General Corporate Law of the State of Delaware and, if applicable, the rules of the Nasdaq then in effect.

        Item 2(b): Not applicable

        Item 2(c): Issuance of Shares in Merger

        On July 8, 1999 pursuant to the Merger Agreement, the Company issued an aggregate of 12,659,487 shares of its common stock to the former stockholders of SAI in exchange for an equivalent number shares of the common stock of SAI, except that holders of fractional shares received cash in lieu of any fractional share. In addition, at the time of the Merger, the Company assumed all outstanding options to purchase common stock of SAI and issued Substitute Options covering an aggregate of 134,114 shares of the Company's common stock, pursuant to its Special Purpose Option Plan to the holders of such SAI options. Each Substitute Option provides the same terms and conditions (including an exercise price of $.01 per share and vesting effective as of the date of the Merger) and the right to purchase the same number of shares as the surrendered options in SAI.

        The Company is relying on the exemption from registration provided by
        Section 4(2) of the Securities Act of 1933, as amended, for the issuance of shares of the Company's Common Stock and substitute options in connection with the Merger.

        Item 2(d): Use of Past Proceeds

        PIA Delaware received $26.5 million in net proceeds from its initial public offering in March 1996. The proceeds were acquired by the SPAR Companies pursuant to the Merger and, as originally outlined in "Use of Proceeds" in the PIA Delaware prospectus, were entirely used through the period ended September 30, 1999, for debt repayment, capital spending and working capital requirements and to repurchase the Company's Common Stock.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on July 8, 1999. The meeting was held to elect the Board of Directors and to vote on six other proposals. The other proposals were:

        Proposal 1: Approve the issuance of shares of the Company's common stock to the SAI stockholders and the issuance of options to purchase 134,114 shares of the Company's common stock to the holders of SAI options in exchange for their respective shares of common stock of SAI and SAI options as consideration for the Merger of a subsidiary of the Company with and into SAI;

        Proposal 2: Amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 15 million to 47 million;

        Proposal 3: Amend the Company's Certificate of Incorporation to delete the prohibition on stockholder action by written consent without a meeting under Delaware law;

        Proposal 4: Amend the Company's Certificate of Incorporation to change the Company's existing name from PIA Merchandising Services, Inc. to "SPAR Group, Inc.;"

        Proposal 5: Authorize an amendment, if deemed necessary by the Board of Directors in its sole discretion, to the Company's Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company's common stock, on the basis of one of the following ratios: one share in exchange for every two issued and outstanding shares, one share in exchange for three issued and outstanding shares or one share for every four issued and outstanding shares, with the Board of Directors having the discretion to determine the appropriate ratio to use immediately prior to effecting the reverse stock split; and

        Proposal 6: Amend the Company's Amended and Restated 1995 Stock Option Plan, subject to consummation of the Merger, to increase the number of shares of the Company's common stock reserved for issuance upon exercise of stock options granted from 1.3 million to 3.5 million.

        The number of votes cast for each director are set forth below.

                                                             For
                                                          ---------
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

        Each of the nominees was elected to the Board of Directors. In connection with the Merger, each of the nominees other than Mr. Collins and Mr. Lewis resigned and appointed Robert G. Brown and William H. Bartels (the two principal stockholders of the SPAR Companies) and Robert O. Aders to fill three of the remaining five vacancies. All of the Proposals were approved by a majority of the stockholders.

ITEM 5: OTHER INFORMATION

        Effective with the open of business on November 15, 1999, the Company's Common Stock will be listed and quoted on the Nasdaq SmallCap Market instead of The Nasdaq National Market. The Company further reports that its continued listing on the Nasdaq SmallCap Market depends upon the filing of a Nasdaq listing application and successful completion of the Nasdaq review process. The Company currently intends to promptly file such application and is also exploring other exchanges on which to list its Common Stock. This change is pursuant to Nasdaq's notice dated November 10, 1999, to the Company advising of Nasdaq's determination that the Company's Common Stock failed to comply with the minimum bid price and market float requirements for continued listing on the Nasdaq National Market. The transfer of the Company's securities to the Nasdaq SmallCap Market could affect its ability to raise equity capital.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS.


        EXHIBIT
        NUMBER      DESCRIPTION
        -------     -----------
          3.1       Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit
                    3.1 to the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999.)

          3.2       By-laws of the Company (incorporated by reference to the Form S-1).

          4.1       Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding
                    Corporation. RVM/PIA, a California Limited Partnership, The Riordan Foundation and
                    Creditanstalt-Bankverine (incorporated by reference to the Form S-1).

         10.1       1990 Stock Option Plan (incorporated by reference to the Form S-1).

         10.2       Amended and Restated 1995 Stock Option Plan, as amended. (Incorporated by reference to Exhibit
                    10.2 to the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999.)

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

         10.7       Amendment No. 1 to Employment Agreement dated as of October 1, 1998 between the Company and
                    Terry R. Peets (incorporated by reference to Exhibit 10.7 of the Company's Form 10-K/A for the
                    fiscal year ended January 1, 1999 (the "10-K/A").

         10.8       Amended and Restated Severance Compensation Agreement dated as of October 1, 1998 between the
                    Company and Cathy L. Wood (incorporated by reference to Exhibit 10.8 of the Company's 10-K/A).

         10.9       Loan and Security Agreement dated December 7, 1998 among Mellon Bank, N.A., PIA Merchandising
                    Co., Inc., Pacific Indoor Display Co. and the Company (incorporated by reference to Exhibit
                    10.9 of the Company's 10-K/A).

         10.10      Agreement and Plan of Merger dated as of February 28, 1999 among the Company, S.G. Acquisition,
                    Inc., PIA Merchandising Co., Inc., SPAR Acquisition, In., SPAR Marketing, Inc., SPAR Marketing
                    Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc.,
                    SPAR MCI Performance Group, Inc. and SPAR Trademarks, Inc. (incorporated by reference to
                    Exhibit 10.10 of the Company's 10-K/A).


        EXHIBIT
        NUMBER      DESCRIPTION
        -------     -----------
         10.11      Voting Agreement dated as of February 28, 1999 among the Company, Clinton E. Owens, RVM/PIA,
                    California limited partnership, Robert G. Brown and William H. Bartels (incorporated by reference to Exhibit 10.11 of the Company's 10-K/A).

         10.12      Amendment No 2 to Employment Agreement dated as of February 11, 1999 between the Company and
                    Terry R. Peets (incorporated by reference to Exhibit 10.12 of the Company's 10-K/A).

         10.13      Amended and Restated Special Purpose Stock Option Plan (incorporated by reference to Exhibit
                    10.13 of the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999.

         10.14      Amendment No. 1 to Severance Agreement dated as of May 18, 1999 between the Company and Cathy
                    L. Wood (filed herein).

         27.1       Financial Data Schedule

         (b)  REPORTS ON FORM 8-K.

              Form 8-K dated July 8, 1999 and filed with the Commission on July 23, 1999.

              Form 8-K/A dated July 8, 1999 and filed with the Commission on September 20, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SPAR Group, Inc.
                                                (Registrant)


                                                By: /s/ Cathy L. Wood
                                                    ----------------------------
                                                    Cathy L. Wood
                                                    Executive Vice President and
                                                    Chief Financial Officer



                                                By: /s/ David J. Faulds
                                                    ----------------------------
                                                    David J. Faulds
                                                    Vice President
                                                    Corporate Controller


Dated: November 18, 1999
       -----------------

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER      DESCRIPTION
        -------     -----------
          3.1       Certificate of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit
                    3.1 to the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999.)

          3.2       By-laws of the Company (incorporated by reference to the Form S-1).

          4.1       Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding
                    Corporation. RVM/PIA, a California Limited Partnership, The Riordan Foundation and
                    Creditanstalt-Bankverine (incorporated by reference to the Form S-1).

         10.1       1990 Stock Option Plan (incorporated by reference to the Form S-1).

         10.2       Amended and Restated 1995 Stock Option Plan, as amended. (Incorporated by reference to Exhibit
                    10.2 to the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999.)

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

         10.7       Amendment No. 1 to Employment Agreement dated as of October 1, 1998 between the Company and
                    Terry R. Peets (incorporated by reference to Exhibit 10.7 of the Company's Form 10-K/A for the
                    fiscal year ended January 1, 1999 (the "10-K/A").

         10.8       Amended and Restated Severance Compensation Agreement dated as of October 1, 1998 between the
                    Company and Cathy L. Wood (incorporated by reference to Exhibit 10.8 of the Company's 10-K/A).

         10.9       Loan and Security Agreement dated December 7, 1998 among Mellon Bank, N.A., PIA Merchandising
                    Co., Inc., Pacific Indoor Display Co. and the Company (incorporated by reference to Exhibit
                    10.9 of the Company's 10-K/A).

         10.10      Agreement and Plan of Merger dated as of February 28, 1999 among the Company, S.G. Acquisition,
                    Inc., PIA Merchandising Co., Inc., SPAR Acquisition, In., SPAR Marketing, Inc., SPAR Marketing
                    Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc.,
                    SPAR MCI Performance Group, Inc. and SPAR Trademarks, Inc. (incorporated by reference to
                    Exhibit 10.10 of the Company's 10-K/A).

         10.11      Voting Agreement dated as of February 28, 1999 among the Company, Clinton E. Owens, RVM/PIA,
                    California limited partnership, Robert G. Brown and William H. Bartels (incorporated by reference to Exhibit 10.11 of the Company's 10-K/A).

         10.12      Amendment No 2 to Employment Agreement dated as of February 11, 1999 between the Company and
                    Terry R. Peets (incorporated by reference to Exhibit 10.12 of the Company's 10-K/A).

         10.13      Amended and Restated Special Purpose Stock Option Plan (incorporated by reference to Exhibit
                    10.13 of the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999.

         10.14      Amendment No. 1 to Severance Agreement dated as of May 18, 1999 between the Company and Cathy
                    L. Wood (filed herein).

         27.1       Financial Data Schedule