Form 10-K
period 1999-12-31
SPAR GROUP INC
filed 2000-04-14
CIK 1004989

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ANNUAL REPORT ON FORM 10-K


 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                      For the year ended December 31, 1999

                         Commission file number 0-27824

                                SPAR GROUP, INC.

                       Delaware                                                33-0684451
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

          580 WHITE PLAINS ROAD, SIXTH FLOOR, TARRYTOWN, NEW YORK 10591

       Registrant's telephone number, including area code: (914) 332-4100

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

        The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 30, 2000, based on the closing price of the Common Stock as reported by the Nasdaq SmallCap Market on such date, was approximately $56,797,963.


        The number of shares of the Registrant's Common Stock outstanding as of March 30, 2000 was 18,175,348 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 1999 in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                                SPAR GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                                      INDEX

                                     PART I

                                                                                                         PAGE
 Item 1.        Business                                                                                    3
 Item 2.        Properties                                                                                 12
 Item 3.        Legal and Administrative Proceedings                                                       13
 Item 4.        Submission of Matters to a Vote of Security Holders                                        13

                                     PART II

 Item 5.        Market for Registrant's Common Equity and Related Shareholder Matters                      14
 Item 6.        Selected Consolidated Financial Data                                                       14
 Item 7.        Management's Discussion and Analysis of Financial Condition and Results of                 17
                Operations

 Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                                 25
 Item 8.        Financial Statements and Supplementary Data                                                26
 Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial                  26
                Disclosure

                                    PART III

 Item 10.       Directors and Executive Officers of the Registrant                                         26
 Item 11.       Executive Compensation                                                                     26
 Item 12.       Security Ownership of Certain Beneficial Owners and Management                             26
 Item 13.       Certain Relationships and Related Transactions                                             26

                                     PART IV

 Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                            27
                Signatures                                                                                 30


                                     PART I

        THIS ANNUAL REPORT ON FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT INCLUDING, IN PARTICULAR, THE STATEMENTS ABOUT THE SPAR GROUP'S PLANS AND STRATEGIES UNDER THE HEADINGS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." ALTHOUGH THE SPAR GROUP BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT ASSURE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE SPAR GROUP OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED BY THE CAUTIONARY STATEMENTS IN THE ANNUAL REPORT ON FORM 10-K.

ITEM 1.  BUSINESS

GENERAL

        The SPAR Group, Inc., a Delaware corporation formerly known as PIA Merchandising Services, Inc. ("SPAR Group" or the "Company") is a supplier of in-store merchandising and marketing services, and premium incentive marketing services throughout the United States and Canada. The Company also provides database marketing, teleservices, marketing research, and Internet-based software. The Company's operations are divided into three divisions: the Merchandising Services Division, the Incentive Marketing Division, and the Internet Division. The Merchandising Services Division provides merchandising services, database marketing, teleservices and marketing research to manufacturers and retailers primarily in the mass merchandiser, video, chain, discount drug store and grocery industries. The Incentive Marketing Division designs and implements premium incentives, manages meetings, group travel and training programs principally for corporate clients. In March 2000, the Company announced the formation of an Internet Division for the purpose of marketing its proprietary Internet-based computer software.

Merchandising Services Division

        The Company's Merchandising Services Division consists of (1) SPAR Marketing, Inc. ("SMI") (an intermediate holding company), SPAR Marketing Force, Inc. ("SMF"), SPAR Marketing, Inc., a Nevada corporation ("SMNEV"), SPAR/Burgoyne Retail Services, Inc. ("SBRS"), and SPAR, Inc. ("SINC") (collectively, the "SPAR Marketing Companies"), and (2) PIA Merchandising Co. Inc., Pacific Indoor Display d/b/a Retail Resources, Pivotal Sales Company and PIA Merchandising Ltd. (collectively, "PIA" or the "PIA Companies"). The SPAR Marketing Companies, the original predecessor of which was founded in 1967, provide nationwide retail merchandising and marketing services to home video, consumer goods and food products companies. The PIA Companies, through a predecessor of the Company first organized in 1943, also are suppliers of in-store merchandising and sales services throughout the United States and Canada, and were "acquired" by the SPAR Companies for accounting purposes pursuant to the Merger on July 8, 1999 (See Merger and Restructuring, below). The PIA Companies provide these services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug and retail grocery stores. The Company currently operates in all 50 states and provides a broad range of in-store merchandising and other marketing services to many of the nation's leading companies.

        Merchandising services generally consist of special projects or regularly scheduled routed services provided at the stores for a specific retailer or multiple manufacturers primarily under multiple year contracts. Services also include stand-alone large-scale implementations. These services may include activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and selling new and promotional items. Specific in-store services can be initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services are used typically for large-scale implementations over 30 days. The Company also provides database marketing, teleservices and research services.

Incentive Marketing Division

        The Company's Incentive Marketing Division was created in January, 1999 through the Company's purchase of the business and substantially all of the assets of BIMA Group, Inc., a Texas corporation ("BIMA" or "MCI") originally founded in 1987 and formerly known as MCI Performance Group, Inc. The purchase was made by the Company's indirect subsidiary SPAR Performance Group, Inc., formerly known as SPAR MCI Performance Group, Inc. ("SPGI"). SPGI provides a wide variety of consulting, creative, program administration, travel and merchandise fulfillment, and training services to companies seeking to retain and motivate employees, salespeople, dealers, distributors, retailers, and consumers toward certain actions or objectives. SPGI's strategy enables companies to outsource the entire design, implementation and fulfillment of incentive programs in a one-stop, "umbrella" shopping approach. SPGI typically consults with a client to design the most effective plan to achieve the client's goals. SPGI then provides services necessary to implement the program, generates detailed efficiency progress reports, and reports on the return on investment upon completion of the program.

Internet Division

        In March 2000, the Company established its Internet Division to separately market its application software products and services. The Company has developed and is utilizing several Internet-based software products. The Internet Division was established to market these applications to businesses with multiple locations and large workforces desiring to improve day-to-day efficiency and overall productivity.

INDUSTRY OVERVIEW

Merchandising Services Division

        According to estimates by ING Baring Furman Selz the merchandising industry generates two billion dollars annually. The merchandising industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. Furthermore, they estimate that professional merchandising companies control approximately 50% of this market share and believe that half of this business is growing at 15% to 20% per year. According to a recent industry survey, more than 75% of the manufacturers are moving to third parties to handle in-store merchandising. The Company believes that its merchandising services bring added value to retailers, manufacturers and other businesses. Retail merchandising services enhance sales by making a product more visible and available to consumers. These services primarily include shelf maintenance, display placement, reconfiguring products on store shelves, replenishing products and placing orders, and other services, such as test market research, mystery shopping, teleservices, database marketing and promotion planning and analysis.

        Merchandising services previously undertaken by retailers, manufacturers and independent brokers have been increasingly outsourced to third parties. Historically, retailers staffed their stores as needed to ensure inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics. Manufacturers deployed their own sales representatives to ensure that their products were displayed on the shelves and were properly spaced and positioned. Independent brokers performed similar services on behalf of the manufacturers they represented. The Company believes that in an effort to improve their margins, retailers are increasing their reliance on manufacturers and brokers to perform such services. Initially, manufacturers attempted to satisfy their need for merchandising services in retail stores by utilizing their own sales representatives. However, manufacturers discovered that using their own sales representatives for this purpose was expensive and inefficient. Therefore, manufacturers have increasingly outsourced the merchandising services to third parties capable of operating at a lower cost by serving multiple manufacturers simultaneously.

         Another significant trend impacting the merchandising segment is the tendency of consumers to make product purchase decisions once inside the store. Accordingly, merchandising services and in-store product promotions have proliferated and diversified. Retailers are continually re-merchandising and remodeling entire stores to respond to new product developments and changes in consumer preferences. The Company estimates that these activities have increased in frequency over the last five years, such that most stores are re-merchandised and remodeled approximately every twenty-four months. Both retailers and manufacturers are seeking third parties to help them meet the increased demand for these labor-intensive services.

Incentive Marketing Division

        According to PROMO Magazine's 1999 annual report of the promotion industry, spending on the promotion of products and services in 1998 was $85.4 billion, up $6 billion or 8% from the 1997 level. The Company participates in the premium incentive and promotion fulfillment sectors. These sectors collectively account for $28.7 billion or 34% of the promotion industry as a whole and grew 5.0% and 17.2%, respectively, during 1998. The Company believes that U.S. companies are increasingly using third party incentive providers as a more efficient and cost effective means to increase the productivity of their employees. Third party incentive premium providers can offer a customized, unique, turnkey solution specifically tailored to a company's needs. Additionally, incentive premium providers are able to capitalize on supplier relationships and to realize volume discounts, particularly on travel and merchandise.

        Premium incentives are performance-determined rewards used to motivate employees, salespeople, dealers, and consumers, and are also used to differentiate a product, service or store. According to the Incentive Federation Survey, only 26.0% of U.S. businesses are using premium incentives to motivate employees and the majority of these businesses are large companies (with over 1,000 employees). The Company anticipates that this market segment will grow as additional companies realize the value of using incentives to motivate employees, sales forces and consumers.

        The three most commonly used incentives are cash, travel and merchandise. Consumer promotions, including direct premium offers (using travel or merchandise in conjunction with a purchase of a product or service), sweepstakes (promotions that require only chance to win) and self-liquidating premiums (offering travel or merchandise premiums to consumers at a price that covers the marketer's costs) generate the most attention. However, most incentive expenditures are for trade incentives designed to motivate salespeople to sell and retailers to buy and display products. Recent trends include the growth of retail certificates or debit or cash cards in the merchandise fulfillment sector (the segment of the premium incentive sector concerned with providing merchandise as rewards in incentive programs). The travel fulfillment sector (the segment of the premium incentive sector concerned with providing travel as rewards in incentive programs) has seen growth in individual and group travel as well as meeting registration services (fee-based services used to simplify the process of signing up individuals to attend a meeting or seminar).

Internet Division

        The Company believes there is a current trend towards consolidation in business today. This trend is creating larger, more complex companies that have multiple locations and large workforces covering large geographical areas. The Company also believes there is a growing trend of companies utilizing the Internet and Internet-based software. The Company has historically developed and utilized Internet-based software to manage its national businesses, including its national field force, with greater efficiency and communication speed than previously possible with paper based systems. The Company believes this software transcends the merchandising services industry and can be utilized in many other industries that have businesses with multiple locations and large workforces.

MERGER AND RESTRUCTURING

         On July 8, 1999, SG Acquisition, Inc., a Nevada corporation ("PIA Acquisition"), a wholly owned subsidiary of the Company, then named PIA Merchandising Services, Inc. ("PIA Delaware"), merged into and with SPAR Acquisition, Inc., a Nevada corporation ("SAI") (the "Merger") pursuant to the Agreement and Plan of Merger dated as of February 28, 1999, as amended (the "Merger Agreement"), by and among the Company and certain of the PIA Companies and SPAR Marketing Companies (among others). In connection with the Merger, PIA Delaware changed its name to SPAR Group, Inc. (which will be referred to post-Merger individually as "SGI" or the "Company"). Although the SPAR Companies became subsidiaries of PIA Delaware (now SGI) as a result of this "reverse" Merger, the transaction has been accounted for as required under GAAP as a purchase by SAI of the PIA Companies, with the books and records of SGI being adjusted to reflect the historical operating results of the SPAR Marketing Companies and SPGI (together with certain intermediate holding companies, the "SPAR Companies").

        In connection with the Merger of the Company's subsidiary with SAI, the Company's Board of Directors approved a plan to restructure the operations of PIA. Restructure costs are composed of committed costs required to integrate the SPAR Marketing Companies and PIA's field organizations and the consolidation of administrative functions to achieve beneficial synergies and cost savings. As part of the PIA merger, the Company identified various cost reductions that would be realized by the merger. A detailed 29-point program was initiated by the Company with nine transition teams being formed within management to affect the cost cuts and ensure the projected savings levels were achieved. As of December 31, 1999, the Company had eliminated 15 PIA field offices, and reduced PIA's workforce by approximately 250 hourly employees, thereby reducing monthly selling, general and administrative expenses by approximately $900,000 per month. The Company plans to continue to implement the cost cutting measures throughout the first two quarters of 2000 until the desired savings levels are reached. In addition, the Company has converted the PIA field workforce from a relatively fixed cost basis to a variable cost basis.

BUSINESS STRATEGY

        As the marketing services industry continues to grow and consolidate, large retailers and manufacturers are increasingly outsourcing their marketing needs to third-party providers. The Company believes that offering marketing services in multi-use sectors on a national basis will provide it with a competitive advantage. Moreover, the Company believes that developing a sophisticated technology infrastructure, including proprietary Internet-based software, is key to providing clients with a high level of customer service while maintaining efficient, low cost operations. The Company's objective is to become a national integrated service provider by pursuing its operating strategy, as described below.

        Capitalize on Cross-Selling Opportunities. The Company intends to leverage its current client relationships by cross-selling the range of services offered by the Company. The Company believes that its retail merchandising and database marketing services can be packaged with its premium incentive services to provide a high level of customer service, and that additional cross-selling opportunities will increase if, as management intends, the Company acquires businesses in other sectors of the marketing services industry. The Company also intends to offer its proprietary Internet-based software to existing Merchandising Services and Incentive Marketing clients.

        Achieve Operating Efficiencies. The Company intends to achieve greater operating efficiencies within its Divisions. The Company believes that, its existing field force and technology infrastructure can support additional customers and revenue in the Merchandising Services Division. In the Incentive Marketing Division, the Company believes that it can realize volume purchasing advantages with respect to travel and merchandise fulfillment. At the corporate level, the Company will seek to combine certain administrative functions, such as accounting and finance, insurance, strategic marketing and legal support.

        Leverage Divisional Autonomy. The Company intends to conduct its operations on a decentralized basis whereby management of each Division will be responsible for its day-to-day operations, sales relationships and the identification of additional acquisition candidates in their respective sectors. A company-wide team of senior management will provide the Divisions with strategic oversight and guidance with respect to acquisitions, finance, marketing, operations and cross-selling opportunities. The Company believes that a decentralized management approach will result in better customer service by allowing management of each Division the flexibility to implement policies and make decisions based on the needs of their respective customers.

        Implement Technology. The Company intends to utilize computer, Internet, and other technology to enhance its efficiency and ability to provide real-time data to its customers. Industry sources indicate that customers are increasingly relying on marketing service providers to supply rapid, value-added information regarding the results of marketing expenditures on sales and profits. The Company (together with certain of its affiliates )has developed and owns proprietary Internet-based software technology that allows it to communicate with its field management over the Internet, schedule its field operations more efficiently, receive information over the Internet and incorporate the data immediately, quantify the benefits of its services to customers more quickly and respond to customers' needs and implement programs more rapidly. The Company believes that its proprietary Internet-based software technology gives them a competitive advantage in the marketplace.

DESCRIPTION OF SERVICES

        The Company provides a broad array of merchandising and marketing services on a national, regional and local basis to leading entertainment, consumer goods, food products and retail companies through its Merchandising Services Division, and also provides premium incentive services through its Incentive Marketing Division.

        The Company currently operates in all 50 states and Canada serving some of the nation's leading companies. The Company believes its full-line capability of developing plans at one centralized headquarters location, executing chain wide, fully integrated national solutions, and implementing rapid, coordinated responses to its clients' needs on a real time basis differentiate the Company from its competitors. The Company also believes its centralized decision-making ability, local follow-through, ability to recruit, train and supervise merchandisers, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a competitive advantage over local, regional or retailer specific competitors.

Merchandising Services Division

        The Company provides a broad array of merchandising services on a national, regional, and local basis to manufacturers and retailers. The Company provides its merchandising and sales services primarily on behalf of consumer product manufacturers at mass merchandiser, drug and retail grocery stores. The Company currently provides three principal types of merchandising and sales services: shared services, dedicated services and project services.

        Shared Services

        Shared services consist of regularly scheduled, routed merchandising services provided at the store level for manufacturers. The Company's shared services are performed for multiple manufacturers, including, in some cases, manufacturers whose products are in the same product category. Shared services may include activities such as:

          o    Reordering, replenishment of product
          o Ensuring that the client's products authorized for distribution are in stock and on the shelf
          o Adding in new products that are approved for distribution but not present on the shelf
          o    Designing store schematics

          o Setting category shelves in accordance with approved store schematics
          o    Ensuring that shelf tags are in place
          o    Checking for overall salability of the client's products
          o    Placing new product and promotional items

        Dedicated Services

        Dedicated services consist of merchandising services, generally as described above, that are performed for a specific retailer or manufacturer by a dedicated organization, including a management team, working exclusively for that retailer or manufacturer, primarily in the drug store industry. These services are primarily based on agreed-upon hourly rates and fixed management fees under multi-year contracts.

        Project Services

        Project services consist primarily of specific in-store services initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services are used typically for large-scale implementations requiring over 30 days. The Company also performs other project services, such as new store sets and existing store resets, re-merchandising, remodels and category implementations, under shared service contracts or stand-alone project contracts.

        Other Merchandising and Marketing Services

        Other merchandising and marketing services performed by the Company include:

          Test Market Research - Testing promotion alternatives, new products and advertising campaigns, as well as packaging, pricing, and location changes, at the store level.

          Mystery Shopping - Calling anonymously on retail outlets to check on distribution or display of a brand and to evaluate products.

          Database Marketing - Managing proprietary information to permit easy access, analysis and manipulation for use in direct marketing campaigns.

          Data Collection - Gathering information systematically for analysis and interpretation.

          Teleservices - Maintaining a teleservices center in its Auburn Hills facility that performs inbound and outbound telemarketing services, including those on behalf of certain of the Company's manufacturer clients.

        Information Technology Services

        The Company has developed Internet-based information tracking system applications that improve productivity of field merchandisers. The Company's merchandising specialists use Interactive Voice Response (IVR) and hand-held computers to upload (through the Internet) the status of each store they service immediately upon completion. This information is analyzed and displayed on graphical execution maps, which can be accessed by both the Company and its customers via the Internet, that visually depict the status of every merchandising project in real time. In addition, this technology allows the Company to schedule its field operations more efficiently, quantify the benefits of its services to customers more quickly, respond to customers' needs and implement programs more rapidly. The Company believes that its technological efficiencies provide it with a competitive advantage in the marketplace.

        The Company has also developed an automated labor tracking system. Company associates communicate work assignment completion information via the Internet or telephone, enabling the Company to report hours, mileage, and other completion information for each work assignment on a daily basis. This provides the Company with daily, detailed tracking of work completion.

Incentive Marketing Division

        SPGI provides a wide variety of consulting, creative, program administration, and travel and merchandise fulfillment services to companies seeking to retain and motivate employees, salespeople, dealers, distributors, retailers, and consumers toward certain actions or objectives. SPGI's strategy is to allow companies to outsource the entire design, implementation and fulfillment of incentive programs in a one-stop, "umbrella" shopping approach. SPGI consults with a client to design the most effective plan to achieve the client's goals. SPGI then provides the services necessary to implement the program, generates detailed efficiency progress reports and calculates the return on investment upon completion of the program.

         The SPGI process typically begins when a client desires assistance in developing a performance improvement program. SPGI's senior consultants work with the client to develop programs that improve productivity by delivering positive reinforcement in ways that are meaningful to employees and supportive of the client's business strategy. A wide range of reward options is available, including cash, travel, and merchandise. Most formal compensation programs deliver cash to plan participants, while premium incentives tend to make greater use of non-financial rewards. SPGI has experience in all forms of incentives and therefore can provide its clients with the most appropriate program design. SPGI is capable of assisting its clients in the writing, designing and printing of the program elements. Teams of creative directors, copywriters, graphic designers and print specialists develop campaigns for incentive programs, meetings, trade shows and consumer promotions.

        In addition, SPGI provides its clients with travel or merchandise fulfillment alternatives as well as a series of innovative product specific alternatives. While the majority of SPGI's product fulfillment is in the travel area, SPGI provides a wide variety of catalog merchandise awards. Through an informal arrangement with some of the country's largest mass merchandise retailers, SPGI can provide its clients with programs that offer the flexibility of in-home reward ordering. SPGI also provides its clients with custom merchandise, special catalogs, retail certificates and a Local Purchase Option ("LPO"). The LPO allows winning participants to select and redeem merchandise from a series of participating merchants.

SALES AND MARKETING

Merchandising Services Division

        The Company's sales efforts within its Merchandising Services Division are structured to develop new business in national and local markets. The Company's corporate business development team directs its efforts toward the senior management of prospective clients. Sales efforts are principally guided through the Company's sales workforce, located nationwide, who primarily work from home offices. In addition, the Company's corporate account executives play an important role in the Company's new business development efforts within its existing manufacturer and retailer client base.

        As part of the retailer consolidation, retailers are centralizing most administrative functions, including operations, procurement and category management. In response to this centralization and the growing importance of large retailers, many manufacturers have reorganized their selling organizations around a retailer team concept that focuses on a particular retailer. The Company has also responded to this emerging trend and currently has retailer teams in place at several discount and drug stores.

        The Company's business development process encompasses a due diligence period to determine the objectives of the prospective client, the work to be performed to satisfy those objectives and the market value of the work to be performed. The Company employs a formal cost development and proposal process that determines the cost of each element of work required to achieve the prospective client's objectives. These costs, together with an analysis of market rates, are used in the development of a quotation approval form that is presented to the Company's proposal committee for approval. The pricing of this internal proposal must meet the Company's objectives for profitability, which are established as part of the business planning process. After approval of this quotation by the proposal committee, a detailed proposal is presented to the prospective client. Following agreement regarding the elements of service and corresponding rates, a contract is prepared and executed.

        For the year ended December 31, 1999, net revenues from Merchandising Services and Incentive Marketing Services accounted for 68.3% and 31.7% respectively of total net revenues. Prior to that period Merchandising Services comprised 100% of total net revenues.

Incentive Marketing Division

         The Company's Incentive Division sales effort is organized on a regional basis to serve national clients. Today SPGI has seven regional sales operations, each with a senior sales person working from their home office. All selling is done on a local market basis, while all program design and execution is completed at the Dallas headquarters.

        As in the Merchandising Services Division, the Incentive Division's business development process encompasses a due diligence period to determine the objectives of the prospective client, the work to be performed to satisfy those objectives and the market value of the work to be performed. The Company employs a formal cost development and proposal process that determines the cost of each element of work required to achieve the prospective client's objectives. These costs, together with an analysis of market rates, are used in the development of a quotation approval form that is presented to the Company's proposal committee for approval. The pricing of this internal proposal must meet the Company's objectives for profitability, which are established as part of the business planning process. After approval of this quotation by the proposal committee, a detailed proposal is presented to the prospective client. Following agreement regarding the elements of service and corresponding rates, a contract is prepared and executed.

CUSTOMERS

         In  its  Merchandising   Services   Division,   the  Company  currently
represents numerous manufacturers and retail clients in a wide range of retail outlets including:

          o    Mass Merchandisers
          o    Chain and deep-discount drug stores
          o    Other retail trade groups
          o    Retail grocery

The Company also provides database, research and other marketing services to major automotive manufacturers.

         In addition, the Company currently provides services to various clients in its Incentive Marketing Division. These clients are principally large corporate clients that encompass a broad range of industries including the food, drug, communications, and automotive manufacturing industry.

COMPETITION

        The marketing services industry is highly competitive. Competition in the Company's Merchandising Services Division arises from a number of large enterprises, many of which are national in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its clients and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in the mass merchandise and chain drug channels of trade, as well as a leading provider of in-store services to the video industry. The Company also believes it has the ability to execute major national in-store initiatives and develop and administer national retailer programs. Finally, the Company believes that, through the use of its proprietary Internet software, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.

         The incentive marketing industry is populated by large national players, each of which has significantly greater financial and marketing resources than the Company, and hundreds of small regional and local companies. By establishing a network of merchandise, travel, and database operations, and then consolidating regional sales companies, the Company believes it would fill a substantial market by providing clients with an alternative to the national competitors that offers the same integrated program service at substantially lower cost.

TRADEMARKS

        SPAR(R) and PIA(R) are registered trademarks of the Company. In addition, the Company has recently commenced the process of registering the service mark for the terms Precision Merchandising and SPARinc.com. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. See "--Industry Overview" and "--Competition."

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        See Note 14 to the Financial Statements included in this Annual Report on Form 10-K.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREA

        Revenues generated by PIA Merchandising Ltd., a Canadian subsidiary acquired in July 1999, accounted for less than 1% of the total revenues for the fiscal year ended December 31, 1999. All other revenues were derived from business within United States.

EMPLOYEES

        As of December 31, 1999, the Company's Merchandising Services Division employed approximately 5,400 people, approximately 400 full-time employees, approximately 3,500 part-time employees and 1,500 independent contractors, of which approximately 200 full-time employees were engaged in operations and 11 were engaged in sales. As of December 31, 1999, the Company's Incentive Marketing Division employed approximately 71 full-time employees, of which approximately 16 employees were engaged in operations and approximately 9 were engaged in sales. Approximately 182 of the Company's employees are covered by contracts with labor unions. The Company considers its relations with its employees and its employees' unions to be good.

ITEM 2.  PROPERTIES.

        The Company maintains its corporate headquarters in approximately 12,000 square feet of leased office space located in Tarrytown, New York, under a lease with a term expiring in May 2004.

        The Company leases certain office and storage facilities for its divisions and subsidiaries under operating leases, which expire at various dates during the next five years. Most of these leases require the Company to pay minimum rents, subject to periodic adjustments, plus other charges, including utilities, real estate taxes and common area maintenance.

        The following is a list of the locations where the Company maintains leased facilities for its division offices and subsidiaries:


Location                                 Office Use
--------------------------------------------------------------------------------
Tarrytown, NY                            Corporate Headquarters and Administration
Auburn Hills, MI                         Regional Office and Teleservices Center
Eden Prairie, MN                         Regional Office
Mahwah, NJ                               Regional Office
Cincinnati, OH                           Regional Office
Tampa, FL                                Regional Office
Irvine, CA                               Regional Office
Carrolton, TX                            Regional Office

        Although the Company believes that its existing facilities are adequate for its current business, new facilities may be added should the need arise in the future.

ITEM 3.  LEGAL PROCEEDINGS.

        On September 23, 1999, Information Leasing Corporation ("ILC") filed a complaint for breach of contracts, claim and delivery, and conversion against the Company in Orange County Superior Court, Santa Ana, California, Case No. 814820, with respect to certain equipment leased to the PIA Companies by ILC, which complaint sought judgment to recover the principal sum of $1,535,869.68, plus taxes, fees, liens, and late charges, immediate possession of the leased equipment, compensation for the reasonable value thereof, and costs and attorneys' fees. The Company is currently attempting to negotiate a settlement.

         Pursuant to that certain Asset Purchase Agreement dated as of December 22, 1998, among BIMA Group, Inc. (f/k/a MCI Performance Group, Inc.) ("BIMA"), John H. Wile, SPAR Performance Group, Inc.(f/k/a SPAR MCI Performance Group, Inc.) ("SPGI"), and a company formerly known as SPAR Group, Inc., as amended by the First Amendment thereto dated as of January 15, 1999, Second Amendment dated as of September 22, 1999 (the "Second Amendment"), and Third Amendment dated as of October 1, 1999 (the "Third Amendment"), SPGI would be obligated to pay "Earn-Out Consideration" to BIMA if the business met certain financial performance criteria as set forth therein. SPGI has fully paid the amount outstanding under the Promissory Note pursuant to the Asset Purchase Agreement with respect to the original purchase price, as adjusted by the Second Amendment. Based upon the unaudited balance sheet of BIMA as of January 15, 1999, SPGI estimates that no "Earn-Out Consideration" is due to BIMA. BIMA has asserted that it is owed approximately $5,000,000 in Earn Out Consideration, but such Earn Out Consideration calculation has not been agreed to by SPGI. If the parties cannot agree upon such amount, BIMA has threatened that legal proceedings may ensue with respect to this matter. If sued, SPGI would vigorously contest such matter. SPGI and BIMA intend to continue negotiations, and have orally agreed to use arbitrators (assuming mutually acceptable procedures can be adopted), in order to resolve such "Earn Out Consideration" dispute.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.


PRICE RANGE OF COMMON STOCK

        The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq National Market. Prior to July 9, 1999, the Company's stock was traded on the Nasdaq National Market under the symbol "PIAM".

-------------------------------------- ------------------------ ----------------------- ------------------------
                                                1997                     1998                    1999
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ------------
                                          High         Low         High        Low         High         Low
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ------------
First Quarter                             $11.000       $5.125      $6.500      $5.000      $5.630       $2.750
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ------------
Second Quarter                              7.125        5.375       8.156       3.688       5.000        1.880
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ------------
Third Quarter                               8.250        5.125       6.844       4.125           -            -
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ------------
Fourth Quarter                              9.000        4.875       4.875       2.000           -            -
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ------------

        Subsequent to July 9, 1999, the Company's stock was traded on the Nasdaq National Market under the symbol "SGRP" until November 15, 1999, when it moved to the Nasdag Small Cap Market.

-------------------------------------- ------------------------ ----------------------- ------------------------
                                                1997                     1998                    1999
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ------------
                                          High         Low         High        Low         High         Low
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ------------
First Quarter                                $  -         $  -        $  -        $  -        $  -         $  -
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ------------
Second Quarter                                  -            -           -           -           -            -
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ------------
Third Quarter                                   -            -           -           -       5.810        3.000
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ------------
Fourth Quarter                                  -            -           -           -       5.130        2.500
-------------------------------------- ----------- ------------ ----------- ----------- ----------- ------------


        As of December 31, 1999, there were approximately 150 holders of record of the SPAR Group's Common Stock.

        The SPAR Group has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the SPAR Group and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated or combined financial data sets forth, for the periods and the dates indicated, summary financial data of the Company and its subsidiaries. Below are the statements of operations with respect to the year ending December 31, 1999, the nine-month period ending December 31, 1998, and the year ending March 31, 1998, and the balance sheet data as of December 31, 1999 and December 31, 1998. This data was derived from the financial statements included in this Form 10-K and should be read in conjunction with the financial statements and the related notes thereto as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations", also included in this Form 10-K.

                                                                    NINE
                                                     YEAR ENDED    MONTHS                  YEARS ENDED
                                                                   ENDED                   -----------
                                                      DEC 31,     DEC 31,       MAR 31,       MAR 31,      MAR 31,

                                                        1999        1998          1998          1997        1996
                                                        ====        ====          ====          ====        ====
                                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues                                            $116,525    $ 32,601        $ 36,804    $ 35,574     $ 14,425
Cost of revenues                                          81,288      16,217          19,417      21,754        7,679
                                                    ------------------------------------------------------------------
Gross profit                                              35,237      16,384          17,387      13,820        6,746

Selling, general and administrative expenses              28,830       9,978          12,087      13,250        6,839
Depreciation and amortization                              2,182         142             161         227          191
                                                          ------      ------          ------      ------        -----

Operating income (loss)                                    4,225       6,264           5,139         343        (284)

Other income (expense)                                    (1,572)       (155)           (390)       (766)         (99)
                                                          ------      ------          ------      ------        -----
Income (loss) before provision (benefit) for income
taxes                                                      2,653       6,109           4,749        (423)        (383)

Income tax provision (benefit)                             3,148           -               -           -            -
                                                          ------      ------          ------      ------        -----
Net income (loss)                                        $  (495)   $  6,109        $  4,749     $  (423)     $  (383)
                                                         ========   ========        =========    ========     ========

Unaudited pro forma information (1):

Net income (loss) before income tax provision           $  2,653    $  6,109        $  4,749    $  (423)     $  (383)

Pro forma income tax provision (benefit)                   1,411       2,253           1,751        (156)        (141)
                                                          ------      ------          ------      ------        -----
Pro forma net income (loss)                             $  1,242    $  3,856        $  2,998     $  (267)     $  (242)
                                                        ========   ========        =========    ========     ========


Pro forma net income (loss) per share - basic (2)        $  0.08     $  0.30         $  0.24    $  (0.02)    $  (0.02)
                                                         ========   ========        =========    ========     ========

Pro forma weighted average shares - basic (2)             15,361      12,659          12,659      12,659       12,659
                                                         ========   ========        =========    ========     ========

Pro forma net income (loss) per share - diluted (2)      $  0.08     $  0.30         $  0.24    $  (0.02)    $  (0.02)
                                                         ========   ========        =========    ========     ========

Pro forma weighted average shares - diluted (2)           15,367      12,659          12,659      12,659       12,659
                                                         ========   ========        =========    ========     ========


                                                      DEC 31,     DEC 31,       MAR 31,       MAR 31,      MAR 31,
                                                        1999        1998          1998          1997        1996
                                                        ====        ====          ====          ====        ====
                                                                             (in thousands)
BALANCE SHEET DATA:
Working capital                                        $   (639)   $ (2,214)        $  3,412    $  1,319     $  1,665
Total assets                                              63,087      14,865          10,896       8,868       10,129
Current portion of long-term debt                          1,147         685             675         656          975
Long-term debt, net of current portion                    16,009         311             828         937        1,389
Total stockholders' equity                                10,886     (1,405)           3,142         935        1,017

(1) The unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for all periods presented.

(2) Net income (loss) per share is presented for all applicable periods in accordance with the adoption of SFAS No. 128 Earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company provides merchandising services to manufacturers and retailers principally in mass merchandiser, chain, discount drug and grocery stores through its Merchandising Services Division. In addition, the SPAR Group's Incentive Marketing Division designs and implements premium incentives, manages meetings and group travel for principally corporate clients. In March 2000, the Company established its Internet Division to separately market its applications, software products and services. Although such products and services were in part available through the Company's other divisions prior to the establishment of the Internet Division, the historical revenues and expenses related to such software products and services generally were not maintained separately and have been included below in the discussion of the condition and results of the Merchandising Services Division and Incentive Marketing Division.

        According to Generally Accepted Accounting Principles, upon an acquisition, the acquired company's results of operations are not included in the acquirer's results of operations prior to the date of acquisition. The SPAR companies acquired substantially all of the assets of BIMA on January 16, 1999 (the "MCI Acquisition"). (See Notes 2 and 3 to the Financial Statements.) Under GAAP, the SPAR/PIA merger completed on July 9, 1999 was deemed to be an acquisition of PIA by SPAR. (See Notes 2 and 3 to the Financial Statements). Therefore, the following discussions include only the results of SPGI subsequent to January 15, 1999 and the results of PIA subsequent to July 8, 1999.

         During the third quarter of 1999, the SPAR Group restructured its operations by integrating the SPAR Marketing Companies and the PIA Companies' field organizations and consolidating administrative functions where possible to achieve beneficial synergies and cost savings. Although significant cost savings were achieved during the third and fourth quarters of 1999, not all synergistic programs had been implemented, and further cost savings are expected to be achieved in the first and second quarters of 2000.

RESULTS OF OPERATIONS

         The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated.

                                                  YEAR ENDED DECEMBER   NINE MONTHS ENDED      YEAR ENDED
                                                        31, 1999        DECEMBER 31, 1998     MARCH 31, 1998
                                                  ---------------------------------------------------------------
Net revenues                                       $  116.5   100.0%    $   32.6   100.0%     $  36.8   100.0%
                                                  ---------------------------------------------------------------
Cost of revenues                                       81.3    69.8         16.2    49.7         19.4    52.7
Selling, general & administrative expenses             28.8    24.7         10.0    30.7         12.1    32.9
Depreciation & amortization                             2.2     1.9          0.1     0.3          0.2     0.5
Other expenses                                          1.6     1.4          0.2     0.6          0.4     1.1
                                                  ---------------------------------------------------------------
Income before income tax provision                      2.6     2.2          6.1    18.7          4.7    12.8
Provision for income taxes                              3.1     2.7          -       -            -       -
                                                  ---------------------------------------------------------------
Net income (loss)                                 $    (0.5)   (0.4%)  $     6.1    18.7%    $    4.7    12.8%
                                                  ===============================================================

Unaudited pro forma information:
Income before income tax provision                 $    2.6     2.2%    $    6.1    18.7%    $    4.7    12.8%
Pro forma provision for income taxes                    1.4     1.2          2.3     7.1          1.7     4.6
                                                  ---------------------------------------------------------------
Net income                                         $    1.2     1.0%    $    3.8    11.6%    $    3.0     8.2%
                                                  ===============================================================

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
1998
----


NET REVENUES

         Net revenues for the twelve months ended December 31, 1999, increased by $83.9 million or 257.4% from the nine months ended December 31, 1998, due principally to the merger with the PIA Companies and the MCI Acquisition as well as the inclusion of 12 months of SPAR's revenues in 1999. All of the net revenues derived from the acquisition of the PIA Companies and the MCI Acquisition since their respective dates of acquisition were included in the twelve months ended December 31, 1999, with no comparable revenues in the nine months ended December 31, 1998.

         The following table sets forth net revenues by division in dollars and as a percentage of total net revenues for the periods indicated:


                                                       Year Ended               Nine Months Ended
                                                     December 31, 1999          December 31, 1998       Change
(amounts in millions)                                  Amount         %         Amount        %            %
                                                     ----------- ------------ ----------- ----------- ------------
Merchandising Services                                 $   79.6      68.3%      $   32.6     100.0%      144.2%
Incentive Marketing                                        36.9      31.7            -         -           -
                                                     ----------- ------------ ----------- ----------- ------------

Net revenues                                            $ 116.5     100.0%      $   32.6     100.0%      257.4%
                                                     =========== ============ =========== =========== ============

         Merchandising Services net revenues for the twelve months ended December 31, 1999, were $79.6 million, compared to $32.6 million for the nine months ended December 31, 1998, a 144.2% increase. The increase in net revenues is primarily attributed to the inclusion of $38.0 million of net revenues of the PIA Companies' merchandising operations since their acquisition, as well as the inclusion of 12 months of SPAR's revenues in 1999. Subsequent to the PIA merger, the Company determined certain PIA merchandising programs were expensive to manage, required high fixed costs and did not provide maximum value to the respective customers. Attempts to reduce the costs of these programs and satisfy the customer were unsuccessful. Consequently, these programs will no longer continue in the year 2000. These programs represented approximately 29% of 1999 Merchandising Services' net revenues.

         Incentive Marketing net revenues for the twelve months ended December 31, 1999, were $36.9 million, with no comparable net revenues for the nine months ended December 31, 1998. The increase in net revenues is attributable entirely to the inclusion of net revenues of SPGI since the MCI Acquisition.

COST OF REVENUES

         Cost of revenues in the Merchandising Services segment consist of in-store labor (including travel expenses) and field management. Cost of revenues in the Company's Incentive Marketing segment consists of direct labor, independent contractor expenses, food, beverage, entertainment and travel costs. Cost of revenues for the twelve months ended December 31, 1999, were $81.3 million or 69.8% of net revenues, compared to $16.2 million or 49.7% of net revenues for the nine months ended December 31, 1998,.

       The following table sets forth cost of revenues by segment in dollars and as a percentage of segment net revenues for the periods indicated:

                                                       Year Ended December      Nine Months Ended
                                                            31, 1999            December 31, 1998       Change
(amounts in millions)                                  Amount         %         Amount        %            %
                                                     ----------- ------------ ----------- ----------- ------------
Merchandising Services                                 $   50.5      63.4%      $   16.2      49.7%      211.7%
Incentive Marketing                                        30.8      83.5            -         -           -
                                                     ----------- ------------ ----------- ----------- ------------

Total cost of revenues                                 $   81.3      69.8%      $   16.2      49.7%      401.9%
                                                     =========== ============ =========== =========== ============


         Merchandising Services cost of revenues as a percentage of net revenues increased 211.7% to 63.4% for the twelve months ended December 31, 1999, compared to 49.7% for the nine months ended December 31, 1998. This increase is principally attributable to the higher labor cost structure of the PIA Companies' field organization. The SPAR Group has taken steps to control and improve gross profits and has implemented synergy plans to control direct costs (see Restructuring and Other Charges, Note 14, to the Financial Statements included in this Form 10-K).

         Incentive Marketing cost of revenues as a percentage of net revenues was 83.5 % for the twelve months ended December 31, 1999, with no comparable cost of revenues for the nine months ended December 31, 1998.

OPERATING EXPENSES

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management information systems, executive compensation, human resources expenses, and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                      Year Ended December      Nine Months Ended
                                                           31, 1999            December 31, 1998       Change
(amounts in millions)                                 Amount         %         Amount         %           %
                                                    -------------------------------------------------------------

Selling, general & administrative                     $   28.8      24.7%     $   10.0       30.7%      188.0%
Depreciation and amortization                              2.2       1.9           0.1        0.3      2100.0%
                                                    -------------------------------------------------------------

Total operating expenses                              $   31.0      26.6%     $   10.1       31.0%      206.9%
                                                    =============================================================

         Selling, general and administrative expenses increased by 188.0% for the twelve months ended December 31, 1999, to $28.8 million compared to $10.0 million for the nine months ended December 31, 1998. As a percentage of net revenues, selling, general and administrative expenses decreased to 24.7% for the twelve months ended December 31, 1999, from 30.7% for the nine months ended December 31, 1998. This increase in dollars was due primarily to the inclusion of both SPGI and the PIA Companies' higher overhead structure during 1999, a non recurring expense of $.8 million resulting from the grant of options and issuance of stock to a consultant, the result of approximately $.6 million of non recurring merger related selling, general and administrative expenses, as well as the inclusion of 12 months of SPAR's selling, general and administrative expenses in 1999. The decrease in selling, general and administrative expenses as percentage of net revenue reflects the results of the partial implementation of the Company's restructuring plan during 1999, and the increase in revenue resulting from the acquisitions of the PIA and SPGI businesses. Through December 1999, operating initiatives have reduced selling, general and administrative expenses by approximately $.9 million per month. The Company expects that the continued implementation of its restructuring plan during 2000 will further reduce selling, general and administrative expenses in the future.

         Depreciation and amortization increased by $2.1 million for the twelve months ended December 31, 1999, due primarily to the amortization of goodwill recognized by the purchases of the PIA Companies and the business and assets of MCI, as well as from depreciation and amortization of customized internal software costs capitalized (under SOP 98-1) in previous periods.

OTHER EXPENSES

         Other expenses increased $1.4 million for the twelve months ended December 31, 1999, over the nine month period ended December 31, 1998, due to increased interest expenses resulting from increased borrowings on the bank revolving line of credit and term loan and MCI seller financing.

INCOME TAXES

         Income taxes increased to $3.1 million for the twelve months ended December 31, 1999, from zero for the nine months ended December 31, 1998. The increase was a result of the termination of the subchapter S status of certain of the SPAR companies for federal and state tax purposes.

PRO FORMA INCOME TAXES

        The pro forma income tax provisions for the twelve months ended December 31, 1999, and nine months ended December 31, 1998, have been computed using a combined federal and state income tax rate of 36.9% after adjusting for the effects of non-tax deductible items.

PRO FORMA NET INCOME

         The SPAR Group had pro forma net income of approximately $1.2 million for the twelve months ended December 31, 1999, or $0.08 per pro forma basic and diluted share compared to pro forma net income of $3.8 million or $0.30 per pro forma basic and diluted share for the nine months ended December 31, 1998. The decrease in pro forma net income is primarily the result of the inclusion of approximately $1.9 million in losses generated by the PIA Companies and Incentive Marketing Division for the six and eleven and one half months, respectively, ended December 31, 1999. The Company is currently consolidating and restructuring the operations of the PIA Companies to reduce labor and administrative costs (see Restructuring and Other Charges, Note 14, to the Financial Statements included in this Form 10-K).

NINE MONTHS ENDED DECEMBER 31, 1998, COMPARED TO TWELVE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------
1998
----

NET REVENUES

         Net revenues for the nine months ended December 31, 1998, were $32.6 million, as compared to net revenues for the twelve months ended March 31, 1998, of $36.8 million. On an annualized basis, net revenues for the nine-month period ended December 31, 1998, would have been $43.5 million, an 18.2% increase over the prior twelve-month period. The increase was primarily due to increased sales of in-store merchandising, predominantly in the home video sector.

COST OF REVENUES

         Cost of revenues consists of in-store labor (including travel expenses) and field management. Cost of revenues for the nine months ended December 31, 1998, and the twelve months ended March 31, 1998 were $16.2 million and $19.4 million, respectively. As a percentage of net revenues, cost of revenues for the nine months ended December 31, 1998, decreased slightly to 49.7% of net revenues, compared to 52.7% for the twelve months ended March 31, 1998.


OPERATING EXPENSES

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management information systems, executive compensation, human resources expenses, and accounting expenses.

         Selling, general and administrative expenses were $10.0 million for the nine months ended December 31, 1998, versus $12.1 million for the twelve months ended March 31, 1998. As a percentage of net revenues, selling, general and administrative expenses were 30.7% for the nine months ended December 31, 1998, compared to 32.9% for the twelve months ended March 31, 1998. This decrease is primarily the result of higher net revenues and continued cost controls implemented by the Company during the nine months ended December 31, 1998.

         Depreciation and amortization decreased approximately $19,000 for the nine months ended December 31, 1998, compared to the twelve months ended March 31, 1998. However, on an annualized basis, depreciation and amortization for the nine month period ended December 31, 1998, would have been approximately $189,000, an increase of approximately $28,000, an amount consistent with the increase in fixed assets during the nine month period ended December 31, 1998.

OTHER EXPENSES

         Other expenses decreased to approximately $155,000 for the nine months ended December 31, 1998 from approximately $390,000 for the twelve months ended March 31, 1998. As a percentage of net revenue, other expenses decreased to 0.6% for the nine months ended December 31, 1998, from 1.1% for the twelve months ended March 31, 1998.

PRO FORMA INCOME TAXES

         The pro forma income tax provisions for the nine months ended December 31, 1998, and twelve months ended March 31, 1998, have been computed using a combined federal and state income tax rate of 36.9% after adjusting for the effects of non-tax deductible items.

PRO FORMA NET INCOME

         As a result of the factors discussed above, pro forma net income increased to $3.8 million or $0.30 per pro forma basic and diluted share for the nine months ended December 31, 1998, from $3.0 million or $0.24 per pro forma basic and diluted share for the twelve months ended March 31, 1998. On an annualized basis, pro forma net income for the nine months ended December 31, 1998, would have been $5.1 million, a 70% increase over the twelve months ended March 31, 1998. As a percentage of net revenues, pro forma net income increased to 11.7% for the nine months ended December 31, 1998, from 8.2% for the twelve months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In the twelve months ended December 31, 1999, the SPAR Group had pre-tax income of $2.6 million and experienced a negative operating cash flow of $5.0 million. As previously noted, the Merger with PIA was consummated on July 8, 1999, and is expected to reduce fixed costs and create synergies directly impacting the SPAR Group's profitability and cash flow.

         The SPAR Group experienced a net increase in cash and cash equivalents of $1.2 million for the twelve months ended December 31, 1999. With the existing revolving line of credit, subject to availability, timely collection of receivables, and the SPAR Group's current working capital position, management believes the funding of operations over the next twelve months will be sufficient to maintain on-going operations.

DEBT

         Prior to the Merger, SMF had a loan facility comprised of a term loan of $3.0 million and an asset based revolving credit facility under which it was able to borrow up to a maximum of $6.0 million depending upon its borrowing base availability (See Note 5 to the Financial Statements), which has been superseded by (and continued as part of) the current facility described below.

         In 1999, IBJ Whitehall and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement (the "Bank Loan Agreement"), pursuant to which the Borrowers are permitted to borrow up to a maximum of $14 million on a revolving credit basis, and $2.5 million on a term basis (the "Term Loan"). The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate I" plus one-half of one percent (0.50%) (a total of 9.5% per annum at December 31, 1999), and the Term Loan bears interest at such "Alternate Based Rate II" plus three-quarters of one percent (0.75%) (a total of 10.0% per annum at December 31, 1999). The Bank Loan Agreement's revolving credit loans of $1.5 million and $12.5 million are scheduled to mature on June 30, 2000, and September 21, 2002, respectively. The Term Loan amortizes in equal monthly installments of $83,334 each. In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow, as defined in the Bank Loan Agreement, for each fiscal year, to be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). The facility is secured with the assets of the SPAR Group.

         The Bank Loan Agreement contains an option for the Bank to purchase 16,667 shares of common stock of the Company for $0.01 per share in the event that the Company's average closing share price over ten consecutive trading day period exceeds $15.00 per share. This option expires September 22, 2002.

         The Bank Loan Agreement contains certain financial covenants that must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth," a "Fixed Charge Coverage Ratio", a minimum ratio of Debt to EBITDA, and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement.

         The balance outstanding on the revolving line of credit was $13.3 million and $4.1 million at December 31, 1999, and 1998, respectively. As of December 31, 1999, the SPAR Group had unused availability under the line of credit to borrow up to an additional $700,000.

CASH AND CASH EQUIVALENTS

         Net cash used in operating activities for the twelve months ended December 31, 1999, was $5.0 million, compared with net cash provided of $5.3 million for the nine months ended December 31, 1998. This use of cash for operating activities in 1999 resulted from an increase in accounts receivable consistent with the increase in revenues subsequent to the PIA and MCI acquisitions, as well as decreases in accounts payable and deferred revenue (net of the PIA and MCI acquisitions).

         Net cash provided from investing activities for the twelve months ended December 31, 1999, was $5.0 million, compared with net cash used of $731,000 for the nine months ended December 31, 1998. The increase in net cash provided from investing activities resulted primarily from the purchases of PIA and MCI during 1999, net of cash acquired.

         Net cash provided by financing activities for the twelve months ended December 31, 1999, was $1.1 million, compared with net cash used by financing activities of $910,000 for the nine months ended December 31, 1998. The increase in net cash provided from financing activities was primarily due to borrowings made during 1999 on the Company's line of credit.

         The above activity resulted in a net increase in cash and cash equivalents of $1.2 million for the twelve months ended December 31, 1999, compared to a net decrease of $1.0 million for the nine months ended December 31, 1998.

         Cash and cash equivalents totaled $2.1 million at December 31, 1999, compared with $910,000 at December 31, 1998. At December 31, 1999, the Company had negative working capital of $639,000 as compared to negative working capital at December 31, 1998 of $2.2 million, and current ratios of 1.0 and 0.9 as of December 31, 1999, and 1998, respectively.

        Cash and cash equivalents and the timely collection of its receivables provide the SPAR Group's current liquidity. However, the potential of delays in collection of receivables due from any of the SPAR Group's major clients, or a significant reduction in business from such clients, or the inability to acquire new clients, would have a material adverse effect on the SPAR Group's cash resources and its ongoing ability to fund operations.

         The SPAR Group is obligated, under certain circumstances, to pay severance compensation to its employees and other costs in connection with the Merger of approximately $5.4 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation of approximately $1.3 million. The SPAR Group has also accrued approximately $2.4 million for expenses incurred by PIA prior to the Merger, which have not been paid. Management believes the current bank credit facilities are sufficient to fund operations, and working capital, including the current maturities of debt obligations, but may not be sufficient to reduce obligations of the Merger with PIA. The Company is currently negotiating with its bank for an increase in its credit facility to meet the non-operational credit needs and is also working to secure additional long-term capital. However, there can be no assurances that the Company will be successful in these negotiations.

        The transfer of the Company's securities to the Nasdaq SmallCap Market also could affect its ability to raise equity capital.

        Certain former principal stockholders of the SPAR Companies each made loans to certain SPAR Companies in the aggregate amount of $4.3 million to facilitate the acquisition of the PIA Companies and the assets of Old MCI. These stockholders also were owed $1.9 million in unpaid distributions relating to the former status of certain of the operating SPAR Companies as Subchapter S Corporations (See Note 13 to the Financial Statements). Those amounts were converted into promissory notes issued to these certain stockholders severally by SMF, SINC and SPGI prior to the Merger, which aggregated $6.2 million. As of December 31, 1999, a total of $5.8 million remained outstanding under these notes.

YEAR 2000 SOFTWARE COSTS

        As of the filing date of this Annual Report on Form 10-K, the Company has not experienced any Year 2000 issues arising from its systems or those of its material vendors and suppliers. If there are ongoing Year 2000 issues that might arise at a later date, the Company has contingency plans in place to address these issues. The Company continues to maintain contact with third parties with whom it has material relationships, such as vendors, suppliers and financial institutions, with respect to the third parties' Year 2000 compliance and any ongoing Year 2000 issues that might arise at a later date. The Company has incurred costs of approximately $500,000 in connection with identifying, assessing, remediating and testing Year 2000 issues and does not expect to incur material costs in the future. These costs have consisted primarily of personnel expense for employees who have had only a portion of their time dedicated to the Year 2000 remediation effort. It has been the Company's policy to expense these costs as incurred. These costs were expensed prior to December 31, 1999, and have been funded through operating cash flows. In light of the Company's efforts, the Year 2000 issue has had no material adverse effect to date on the business or results of operations of the Company, and is not expected to have a material impact on the Company's financial condition. However, there can be no assurance that the Company or any third parties will not have ongoing Year 2000 issues that may have a material adverse effect on the Company's business, operating results and financial condition in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The SPAR Group is exposed to market risk related to the variable interest rate on the line of credit and term note and the variable yield on its cash and cash equivalents. The SPAR Group's accounting policies for financial instruments and disclosures relating to financial instruments require that the SPAR Group's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long term debt. The SPAR Group considers carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of long-term debt approximate fair value because the obligation bears interest at a floating rate. The SPAR Group monitors the risks associated with interest rates and financial instrument positions. The SPAR Group's investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

        The information required in these items 10,11,12 and 13 of this Form 10-K is incorporated by reference to those portions of the Company's 2000 Proxy Statement, which contains such information.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)     1.  INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

           Independent Auditors' Report                                                                    F-1

           Consolidated and Combined Balance Sheets as of December 31, 1999 and
           December 31, 1998                                                                               F-2

           Consolidated and Combined Statements of Operations for the year ended
           December 31, 1999, for the nine month period ended December 31,
           1998,  and the year ended March 31, 1998                                                        F-3

           Consolidated and Combined Statements of Stockholders' Equity for the
           year ended December 31, 1999, for the nine month period ended
           December 31, 1998, and the year ended March 31, 1998                                            F-4

           Consolidated and Combined Statements of Cash Flows for the year ended
           December 31, 1999, for the nine month period ended December 31,
           1998, and the year ended March 31, 1998                                                         F-5

           Notes to Financial                                                                              F-6

2.      FINANCIAL STATEMENT SCHEDULES.

           Schedule II - Valuation and Qualifying Accounts for the years ended
             December 31, 1999 the nine month period ended December 31, 1998,
             and the year ended March 31, 1998                                                             F-39

3.      EXHIBITS.

             EXHIBIT
             NUMBER                 DESCRIPTION
             ------                 -----------

               3.1 Certificate of Incorporation of SPAR Group, Inc., as amended. (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-80429) as filed with the Securities and Exchange Commission on December 14, 1995 (the "Form S-1") and to Exhibit 3.1 to the Company's Form 10-Q for the 3rd Quarter ended September 30, 1999).

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

               10.8+* Amended and Restated Severance Compensation Agreement dated as of October 1, 1998 between PIA and Cathy L. Wood.

               10.9+ Loan and Security Agreement dated December 7, 1998 among Mellon Bank, N.A., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and PIA.

               10.10+ Agreement and Plan of Merger dated as of February 28, 1999 among PIA, SG Acquisition, Inc., PIA Merchandising Co., Inc., SPAR Acquisition, Inc., SPAR Marketing, Inc., SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR MCI Performance Group, Inc. and SPAR Trademarks, Inc.

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

               10.13 Special Purpose Stock Option Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999.

               10.14 Amendment No. 1 to Severance Agreement dated as of May 18, 1999 between the Company and Cathy L. Wood (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the 3rd Quarter ended September 30, 1999).

               10.15+         Second Amended and Restated Revolving Credit, Term
                    +         Loan and Security Agreement by and among IBJ
                              Whitehall Business Credit Corporation with SPAR
                              Marketing Force, Inc., SPAR Group, Inc., SPAR,
                              Inc., SPAR/Burgoyne Retail Services, Inc., SPAR
                              Incentive Marketing, Inc., SPAR Trademarks, Inc.,
                              SPAR MCI Performance Group, Inc., SPAR Marketing,
                              Inc. (DE), SPAR Marketing, Inc. (NV), SPAR
                              Acquisition, Inc., PIA Merchandising, Co., Inc.,
                              Pacific Indoor Display Co., Inc., and Pivotal
                              Sales Company dated as of September 22, 1999.

               10.16+         Waiver and Amendment No. 1 to Second Amended and
                    +         Restated Revolving Credit, Term Loan and Security
                              Agreement by and between SPAR Marketing Force,
                              Inc., SPAR, Inc., SPAR/Burgoyne Retail Services,
                              Inc., SPAR Group, Inc., SPAR Incentive Marketing,
                              Inc., SPAR Trademarks, Inc., SPAR Performance
                              Group, Inc. (f/k/a SPAR MCI Performance Group,
                              Inc.), SPAR Marketing, Inc. (DE), SPAR Marketing,
                              Inc. (NV), SPAR Acquisition, Inc., PIA
                              Merchandising Co., Inc., Pacific Indoor Display
                              Co., Inc. and Pivotal Sales Company (each a
                              "Borrower" and collectively, the "Borrowers") and IBJ Whitehall Business Credit Corporation
                              ("Lender") dated as of December 8, 1999.

               21.1+          Subsidiaries of the Company
                   +

               23.1+          Consent of Ernst & Young LLP
                   +

               27.1+          Financial Data Schedule
                   +

               +              Previously filed with initial Form 10-K for the
                              fiscal year ended January 1, 1999.
               +              Filed herewith.
               +
               *              Management contract or compensatory plan or
                              arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

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


                                               SPAR GROUP, INC.

                                    By: /s/ Robert G. Brown
                                       -----------------------
                                          Robert G. Brown
                                          President, Chief Executive Officer and
                                          Chairman of the Board

                                          Date:  April 12, 2000
                                                 --------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE


/s/ Robert G. Brown          President, Chief Executive Officer and Chairman of the Board   April 12, 2000
-------------------------
     Robert G. Brown

/s/ William H. Bartels       Vice Chairman, Senior Vice President, Treasurer and Director   April 12, 2000
-------------------------
     William H. Bartels

/s/ Charles Cimitile         Chief Financial Officer                                        April 12, 2000
-------------------------    and Secretary (Principal Financial and Accounting Officer)
     Charles Cimitile


/s/ Robert O. Aders          Director                                                       April 12, 2000
-------------------------
     Robert O. Aders

/s/ J. Christopher Lewis     Director                                                       April 12, 2000
-------------------------
     J. Christopher Lewis

                                       30

                Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of SPAR Group, Inc.

We have audited the consolidated balance sheet of SPAR Group, Inc. as of December 31, 1999, the combined balance sheet of SPAR Group, Inc. as of December 31, 1998, and the related consolidated or combined statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of SPAR Group, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 3, 2000

                                SPAR Group, Inc.

                    Consolidated and Combined Balance Sheets
                        (In thousands, except share data)


                                                                                    December 31
                                                                                1999            1998
                                                                          ---------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                  $  2,074       $     910
   Accounts receivable, net                                                     28,858          10,627
   Prepaid expenses and other current assets                                     1,134             708
   Prepaid program costs                                                         2,777               -
   Investment in affiliate                                                         710               -
   Due from certain stockholders                                                     -           1,500
                                                                          ---------------------------------
Total current assets                                                            35,553          13,745

Property and equipment, net                                                      3,459             827
Goodwill and other intangibles, net                                             23,767               -

Other assets                                                                       308             293
                                                                          ---------------------------------
Total assets                                                                   $63,087         $14,865
                                                                          =================================

Liabilities and stockholders' equity (deficit) Current liabilities:

   Line of credit and notes payable                                          $     857        $  4,150
   Accounts payable                                                              7,419           1,534
   Accrued expenses and other current liabilities                                9,954           2,808
   Deferred revenue                                                              6,341               -
   Restructuring and other charges                                               5,404               -
   Due to affiliates                                                               178             205
   Due to certain stockholders                                                   3,847           6,577
   Note payable to MCI                                                           1,045               -
   Current portion of long-term debt                                             1,147             685
                                                                          ---------------------------------
Total current liabilities                                                       36,192          15,959

Line of credit and long-term liabilities, net of current portion                14,009             311
Long-term debt due to certain stockholders                                       2,000               -

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none - - Common stock, $.01 par value:

     Authorized shares - 47,000,000
     Issued and outstanding shares - 18,154,666 as of December 31, 1999            182               -
   Additional paid-in capital (deficit)                                         10,095               -
   Retained earnings                                                               609               -
                                                                          -----------------
Total stockholders' equity (deficit)                                            10,886          (1,405)
                                                                          ---------------------------------
Total liabilities and stockholders' equity (deficit)                           $63,087         $14,865
                                                                          =================================


See accompanying notes.

                                SPAR Group, Inc.

               Consolidated and Combined Statements of Operations
                      (In thousands, except per share data)


                                                                                     Nine Months
                                                                      Year ended        ended         Year ended
                                                                     December 31,    December 31,     March 31,
                                                                         1999            1998            1998
                                                                   -------------------------------------------------
Net revenues                                                            $116,525        $32,601         $36,804
Cost of revenues                                                          81,288         16,217          19,417
                                                                   -------------------------------------------------
Gross profit                                                              35,237         16,384          17,387

Selling, general and administrative expenses                              28,830          9,978          12,087
Depreciation and amortization                                              2,182            142             161
                                                                   -------------------------------------------------
Operating income                                                           4,225          6,264           5,139

Other income (expense)                                                        90            149             (36)
Interest expense                                                          (1,662)          (304)           (354)
                                                                   -------------------------------------------------
                                                                          (1,572)          (155)           (390)
                                                                   -------------------------------------------------
Income before provision for income taxes                                   2,653          6,109           4,749

Provision for income taxes:
   Nonrecurring charge for termination of Subchapter S election            3,100              -               -
   Income taxes                                                               48              -               -
                                                                   -------------------------------------------------
Net income (loss)                                                    $      (495)      $  6,109        $  4,749
                                                                   =================================================

Unaudited pro forma information:
   Income before income tax provision                                  $   2,653       $  6,109        $  4,749
   Pro forma income tax provision                                          1,411          2,253           1,751
                                                                   -------------------------------------------------
   Pro forma net income                                                $   1,242       $  3,856        $  2,998
                                                                   =================================================

   Pro forma basic earnings per share                                     $0.08           $0.30           $0.24
                                                                   =================================================

   Pro forma basic weighted average common shares                         15,361         12,659          12,659
                                                                   =================================================

   Pro forma diluted earnings per share                                   $0.08           $0.30           $0.24
                                                                   =================================================

   Pro forma diluted weighted average common shares                       15,367         12,659          12,659
                                                                   =================================================


See accompanying notes.

                                SPAR Group, Inc.

           Consolidated and Combined Statement of Stockholders' Equity
                                 (In thousands)


                                                                                                Retained
                                                          Common Stock          Additional      Earnings         Total
                                                  -----------------------------  Paid-In      (Accumulated   Stockholders'
                                                      Shares        Amount       Capital        Deficit)        Equity
                                                  --------------------------------------------------------------------------
Balance at March 31, 1997                                                                                       $     935
   Net income                                                                                                       4,749
   Net distributions to stockholders                                                                               (2,542)
                                                                                                            ----------------
Balance at March 31, 1998                                                                                           3,142
   Net income                                                                                                       6,109
   Net distributions to stockholders                                                                              (10,656)
                                                                                                            ----------------
Balance at December 31, 1998                                                                                       (1,405)
   Net income through July 8, 1999                                                                                  1,996
   Net distributions to stockholders                                                                                 (332)
   Stock option compensation                                                                                          752
   Deferred tax provision - termination of
     Subchapter S election                                                                                         (3,100)
                                                                                                            ----------------
Balance at July 8, 1999                                                                                          $ (2,089)
                                                                                                            ================

Reorganization prior to reverse merger with PIA        12,659         $127       $ (2,216)       $    -          $ (2,089)
   Reverse merger with PIA                              5,494           55         12,307             -            12,362
   Issuance of common stock                                 2            -              4             -                 4
   Net income July 9, 1999 to December 31, 1999             -            -              -           609               609
                                                  --------------------------------------------------------------------------
Balance at December 31, 1999                           18,155         $182        $10,095          $609           $10,886
                                                  ==========================================================================


See accompanying notes.

                                SPAR Group, Inc.

               Consolidated and Combined Statements of Cash Flows
                                 (In thousands)

                                                                                     Nine Months
                                                                      Year ended        ended         Year ended
                                                                     December 31,    December 31,     March 31,
                                                                         1999            1998            1998
                                                                   -------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                       $  (495)         $6,109          $4,749
Adjustments to reconcile net income (loss) to net cash (used in)
   provided by operating activities:
     Depreciation                                                           881             131             152
     Amortization                                                         1,301              11               9
     Provision for doubtful accounts and others, net                        845               -               -
     Equity in earnings of affiliate                                        (91)              -               -
     Taxes on termination of Subchapter S corporation election            3,100               -               -
     Stock related compensation                                             752               -               -
     Changes in operating assets and liabilities:
       Accounts receivable                                               (5,342)         (2,578)           (484)
       Prepaid expenses and other current assets                             36            (371)           (217)
       Due from affiliates                                                    -              60              72
       Accounts payable and other liabilities                            (3,294)          1,957            (815)
       Due to affiliates                                                      -             (57)           (356)
       Deferred revenue                                                  (2,666)              -            (467)
                                                                   -------------------------------------------------
Net cash (used in) provided by operating activities                      (4,973)          5,262           2,643

INVESTING ACTIVITIES
Purchases of property and equipment                                      (2,105)           (731)           (160)
Purchase of businesses, net of cash acquired                              7,109               -               -
                                                                   -------------------------------------------------
Net cash provided by (used in) investing activities                       5,004            (731)           (160)

FINANCING ACTIVITIES
Net proceeds from line of credit                                          9,207           1,748             346
Proceeds from term loan                                                   3,000               -               -
Net (payments of) proceeds from long-term debt due to
   Spar Marketing Services, Inc.                                           (685)           (281)            409
Due to (from) certain stockholders                                        3,500          (1,500)         (1,297)
Payments of note payable, MCI                                            (9,577)              -               -
Payment of other long-term debt                                          (1,254)           (225)           (500)
Distributions to certain stockholders                                    (3,062)         (5,282)            (42)
Proceeds from issuance of common stock                                        4               -               -
                                                                   -------------------------------------------------
Net cash provided by (used in) financing activities                       1,133          (5,540)         (1,084)
                                                                   -------------------------------------------------

Net increase (decrease) in cash                                           1,164          (1,009)          1,399
Cash at beginning of period                                                 910           1,919             520
                                                                   -------------------------------------------------
Cash at end of period                                                    $2,074         $   910          $1,919
                                                                   =================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                           $   892         $   300         $   353
                                                                   =================================================

Non-cash transactions:
   Distributions payable to certain stockholders                         $1,332          $6,577          $2,500
                                                                   =================================================
   Equipment purchased with capital leases                              $   518       $       -       $       -
                                                                   =================================================

See accompanying notes.

                                SPAR Group, Inc.

                          Notes to Financial Statements
                                December 31, 1999

1. BUSINESS AND ORGANIZATION

The SPAR Group, Inc., a Delaware corporation formerly known as PIA Merchandising Services, Inc. ("SPAR Group" or the "Company") is a supplier of in-store merchandising and marketing services, and premium incentive marketing services throughout the United States and Canada. The Company also provides database marketing, teleservices, marketing research and Internet-based software. The Company's operations are divided into three divisions: the Merchandising Services Division, the Incentive Marketing Division, and the Internet Division. The Merchandising Services Division provides merchandising services, database marketing, teleservices, and marketing research to manufacturers and retailers primarily in the mass merchandiser, video, chain, discount drug store and grocery industries. The Incentive Marketing Division designs and implements premium incentives, manages meetings, group travel and training programs principally for corporate clients. In March 2000, the Company announced the formation of an Internet Division for the purpose of marketing its proprietary internet-based computer software.

MERCHANDISING SERVICES DIVISION

The Company's Merchandising Services Division consists of (1) SPAR Marketing, Inc. ("SMI") (an intermediate holding company), Spar Marketing Force, Inc. ("SMF"), SPAR Marketing, Inc., a Nevada corporation ("SMNEV"), SPAR/Burgoyne Retail Services, Inc. ("SBRS"), and SPAR, Inc. ("SINC") (collectively, the "SPAR Marketing Companies") and (2) PIA Merchandising, Co., Inc., Pacific Indoor Display d/b/a Retail Resources, Pivotal Sales Company and PIA Merchandising Ltd. (collective, "PIA" or the "PIA Companies"). The SPAR Marketing Companies, the original predecessor of which was founded in 1967, provide nationwide retail merchandising and marketing services to home video, consumer goods and food products companies. The PIA Companies, through a predecessor of the Company first organized in 1943, also are suppliers of in-store merchandising and sales services throughout the United States and Canada, and were "acquired" by the SPAR Companies for accounting purposes pursuant to the Merger on July 8, 1999 (See Note 3, Business Combinations - PIA Reverse Merger, below). The PIA Companies provide these services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug stores and retail grocery stores. The Company currently operates in all 50 states and provides a broad range of in-store merchandising and other marketing services to many of the nation's leading companies.

                                SPAR Group, Inc.

                    Notes to Financial Statements (continued)

1. BUSINESS AND ORGANIZATION (CONTINUED)

Merchandising services generally consist of special projects or regularly scheduled routed services provided at the stores for a specific retailer or multiple manufacturers primarily under multiple year contracts. Services also include stand-alone large-scale implementations. These services may include activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and selling new and promotional items. Specific in-store services can be initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services are used typically for large-scale implementations requiring over 30 days to complete. The Company also provides database marketing, telservices and research services.

INCENTIVE MARKETING DIVISION

The Company's Incentive Marketing Division was created in January, 1999 through the Company's purchase of the business and substantially all of the assets of BIMA Group, Inc., a Texas corporation ("BIMA" or "MCI") originally founded in 1987 and formerly known as MCI Performance Group, Inc. (see Note 3) The purchase was made by the Company's indirect subsidiary, SPAR Performance Group, Inc., formerly known as SPAR MCI Performance Group, Inc. ("SPGI"). SPGI provides a wide variety of consulting, creative, program administration, travel and merchandise fulfillment, and training services to companies seeking to retain and motivate employees, salespeople, dealers, distributors, retailers, and consumers toward certain actions or objectives. SPGI's strategy enables companies to outsource the entire design, implementation and fulfillment of incentive programs in a one-stop, "umbrella" shopping approach. SPGI typically consults with a client to design the most effective plan to achieve the client's goals. SPGI then provides services necessary to implement the program, generates detailed efficiency progress reports, and reports on the return on investment upon completion of the program.

                                SPAR Group, Inc.

1. BUSINESS AND ORGANIZATION (CONTINUED)

INTERNET DIVISION

In March 2000, the Company established its Internet Division to separately market its application software products and services. The Company has developed and is utilizing several Internet-based software products. The Internet Division was established to market these applications to businesses with multiple locations and large workforces desiring to improve day-to-day efficiency and overall productivity.

See Note 13 for further descriptions of the Company's services and operating segments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE OF FISCAL YEAR END

Effective April 1, 1998, the SPAR Group, Inc. changed its year end for financial statement purposes to a calendar year.

BASIS OF PRESENTATION

CONSOLIDATION/COMBINATION

Through July 8, 1999, the combined financial statements include operating companies owned by the same two stockholders (the "SPAR Companies"). On July 8, 1999, the SPAR Companies reorganized and completed a "reverse" merger with the PIA Companies (see Note 3). From July 8, 1999, the consolidated financial statements include the accounts of the SPAR Group, Inc. and its wholly-owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with maturities of three months or less at the time of acquisition to be cash equivalents.

                                SPAR Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company's services are provided under contracts, which consist primarily of fixed fee and commission-based arrangements. Revenues under fixed fee arrangements are recognized based on a fixed monthly fee for a service period of typically one year.

The Company's commission-based contracts provide for commissions to be earned based on a percentage of the client's net sales of products to designated retail chains. The Company receives monthly draws, which are recognized as commissions earned. These monthly draws approximate estimated minimum revenue to be earned on each contract for a service period of typically one year. The Company recognizes adjustments on commission-based sales in the period such amounts become determinable. Commissions are usually owed to the Company in excess of draws received.

The Company also performs services on a specific project basis over a specified period ranging from one to twelve months. Revenues related to these projects are recognized on a percentage of completion method as services are performed or costs are incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determinable.

The Company also performs project based services, and the resultant revenues are recognized upon the completion of the project.

UNBILLED ACCOUNTS RECEIVABLE

Unbilled accounts receivable represent merchandising services performed that are pending billing until the requisite documents have been processed or projects have been completed.

                                SPAR Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

AGENCY FUNDS

Cash balances available for the administration of a customer's bonus program are deposited in accounts with financial institutions in which the Company acts as agent for a client pending payment settlement. Balances will fluctuate based upon the receipt of funds from the client. These funds are considered neither an asset nor liability of the Company. The balance of funds held in agency accounts totaled approximately $11,000 and $35 million as of December 31, 1999 and 1998, respectively.

PROPERTY AND EQUIPMENT

Property and equipment, including leasehold improvements, are stated at cost. Depreciation and amortization are calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease term, using the straight-line method.

OTHER ASSETS

Other assets consist primarily of refundable deposits.

DEFERRED REVENUE

Client payments received in advance of merchandising services performed are classified as deferred revenue.

                                SPAR Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and the undiscounted cash flows estimated to be generated by those total assets are less than the assets' carrying amount, in accordance with criteria established by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets." A loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. The Company made no adjustment to the carrying values of the assets during the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company considers carrying amounts of current assets and liabilities in the financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of long-term debt approximates fair value because the obligation bears interest at a variable rate. The carrying amount of notes payable approximates fair value since the current effective rates reflect the market rate for debt with similar terms and remaining maturities.

CONCENTRATION OF CREDIT RISK AND OTHER RISKS

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high credit quality financial institutions and investment grade short-term investments, which limit the amount of credit exposure.

                                SPAR Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

No single customer accounted for more than 10% of net revenues for the year ended December 31, 1999. Three customers approximated 50% of net revenues for the nine months ended December 31, 1998 and 51% of net revenues for the year ended March 31, 1998, respectively. Additionally, one customer approximated 18% of accounts receivable at December 31, 1999, while three customers approximated 50% and 49% of accounts receivable at December 31, 1998 and March 31, 1998, respectively.

INCOME TAXES

From commencement through July 8, 1999, certain of the SPAR Companies had elected, by the consent of their stockholders, to be taxed under the provisions of subchapter S of the Internal Revenue Code (the "Code") with the exception of SPAR/Burgoyne Retail Services, Inc., SPAR Acquisition, Inc., SPAR Incentive Marketing, Inc. and SPAR Marketing, Inc., which were taxed as C corporations. Under the provisions of the Code, the stockholders of the subchapter S companies included the applicable SPAR Company's corporate income in their personal income tax returns. Accordingly, these subchapter S companies were not subject to federal corporate income tax during the period for which they were S corporations. Certain states in which these subchapter S companies did business do not accept certain provisions under subchapter S of the Code and, as a result, income taxes in these states were a direct responsibility of the Company.

The unaudited pro forma income tax information included in the statements of operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for all periods presented.

In connection with the Company's July 1999 reorganization, the subchapter S status of each applicable SPAR Company was terminated. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or

                                SPAR Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, requires disclosure of fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to continue to account for employee stock-based transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed in Note 11 to the consolidated financial statements pro forma diluted net income (loss) and net income (loss) per share as if the Company had applied the fair value method of accounting.

PRO FORMA EARNINGS PER SHARE

Pro forma basic earnings per share amounts are based upon the weighted average number of common shares outstanding. Pro forma diluted earnings per share amounts are based upon the weighted average number of common and potential common shares for each period represented. Potential common shares include stock options, using the treasury stock method. The pro forma basic and pro forma diluted earnings per share amounts for periods prior to July 8, 1999 are based upon 12,659,000 shares, although these shares were issued on July 9, 1999, as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 (SAB 98).

                                SPAR Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of the consolidated and combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERNAL USE SOFTWARE DEVELOPMENT COSTS

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, SOP 98-1. The SPAR Group has adopted SOP 98-1 as of January 1, 1999, which requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting the SOP was to increase pro forma net income for the year ended December 31, 1999 by approximately $980,000 and $0.06 per pro forma basic and diluted earnings per share.

NEW ACCOUNTING STANDARDS

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

RECLASSIFICATIONS

Certain amounts presented for fiscal 1998 have been reclassified to conform to the 1999 presentations.

                                SPAR Group, Inc.

3. BUSINESS COMBINATIONS

MCI ACQUISITION

On January 15, 1999, SPGI acquired substantially all the business and assets (the "MCI Acquisition") of BIMA Group, Inc., a Texas corporation formerly known as MCI Performance Group, Inc. ("MCI"), pursuant to their Asset Purchase
Agreement dated as of December 23, 1998, as amended (the "MCI Purchase Agreement"). The transaction was accounted for as a purchase and consisted of consideration of $1.8 million cash, an $8.8 million note (as amended) payable to MCI (the "MCI Note") and the assumption of certain agreed-upon liabilities (the "MCI Purchase Price").

The MCI Purchase Price was allocated to the assets acquired by SPGI as agreed upon in a schedule to the MCI Purchase Agreement, which generally used their respective carrying values, as these carrying values were deemed to represent fair market values of those assets and liabilities.

The total purchase consideration does not reflect contingent consideration related to earn-out arrangements included in the MCI Purchase Agreement. The MCI Purchase Agreement provides for a post-closing adjustment whereby additional contingent consideration will be payable to MCI in the event that earnings before taxes for the year ended March 31, 1999 (as defined in the MCI Purchase Agreement) exceed $3.5 million. The Company has determined that there is no additional earn-out consideration to be paid.

The excess purchase price paid by SPGI for the business and assets of MCI over the fair value of those assets was $13 million, subject to change from the contingent earn-out arrangement, and is being amortized using the straight-line method over 15 years.

PIA REVERSE MERGER

On July 8, 1999, SG Acquisition, Inc., a Nevada corporation ("PIA Acquisition"), a wholly-owned subsidiary of PIA Merchandising Services, Inc., a Delaware corporation ("PIA Delaware"), merged into and with SPAR Acquisition, Inc., a Nevada corporation ("SAI") (the "Merger") pursuant to the Agreement and Plan of Merger dated as of February 28, 1999, as amended (the "Merger Agreement"), by and among (i) PIA Delaware, PIA Merchandising Co., Inc., a California corporation

                                SPAR Group, Inc.

3. BUSINESS COMBINATIONS (CONTINUED)

("PIA California"),  and PIA Acquisition (collectively,  the "PIA Parties"), and
(ii) SAI, SPAR Marketing, Inc., a Delaware corporation ("SMI"), SPAR Marketing Force, Inc., a Nevada corporation, ("SMF") SPAR Marketing, Inc., a Nevada corporation ("SMNEV"), SPAR, Inc., a Nevada corporation ("SINC"), SPAR/Burgoyne Retail Services, Inc., an Ohio corporation ("SBRS"), SPAR Incentive Marketing, Inc., a Delaware corporation ("SIM"), SPAR Performance Group, Inc., a Delaware corporation ("SPGI") and SPAR Trademarks, Inc., a Nevada corporation ("STM") (each a "SPAR Company" and collectively, the "SPAR Companies").

PIA Delaware (pre-Merger only), PIA California and each of the PIA California's direct and indirect subsidiaries (i.e., Pacific Indoor Display Co., Inc., a California corporation ("Pacific")), Pivotal Sales Company, a California corporation ("Pivotal") and PIA Merchandising Limited, a corporation organized under the laws of Nova Scotia ("PIA Canada"), may be referred to individually as a "PIA Company" and collectively as the "PIA Companies."

In connection with the Merger, PIA Delaware changed its name to SPAR Group, Inc. (which will be referred to post-Merger individually as "SGI" or the "Company"). Although the SPAR Companies became subsidiaries of PIA Delaware (now SGI) as a result of this "reverse" Merger, the transaction has been accounted for as required under generally accepted accounting principles as a purchase by the SPAR Companies of the PIA Companies, with the books and records of SGI being adjusted to reflect the historical operating results of the SPAR Companies.

In the transaction, the former shareholders and optionholders of SAI received approximately 12.7 million shares of common stock and 134,114 common stock options, respectively. The purchase price of approximately $12.3 million has been allocated based on the estimated fair value of the assets of the PIA Companies deemed for accounting purposes to have been acquired by the SPAR Companies.

                                SPAR Group, Inc.

3. BUSINESS COMBINATIONS (CONTINUED)

The goodwill that resulted from the Merger was calculated after giving effect to the merger costs of the PIA Companies totaling $2.4 million and the anticipated restructuring costs that are directly related to the Merger totaling $7.4 million (see Note 14, below). The excess purchase price deemed paid by the SPAR Companies for the assets of the PIA Companies over the fair value of those assets was $11.7 million and is being amortized using the straight-line method over 15 years.

BUSINESS COMBINATIONS - PRO FORMA RESULTS

In accordance with generally accepted accounting principles, the operating results of SPGI and the PIA Companies have been included in the condensed consolidated statements of operations from the dates of the respective acquisitions (see Note 1). The pro forma unaudited results below assume the acquisitions occurred at the beginning of each of the periods ended December 31, 1999 and 1998 (in thousands, except per share amounts):

                                                                                            Nine Months
                                                                         Year ended            ended
                                                                         December 31,       December 31,
                                                                            1999               1998
                                                                 ------------------------------------------
   Net revenues                                                         $  161,123          $  147,189
                                                                 ==========================================

   Operating (loss) income                                              $   (4,854)         $      912
                                                                 ==========================================

   Pro forma net (loss) income                                          $   (4,490)         $       19
                                                                 ==========================================

   Pro forma basic (loss) earnings per share                            $    (0.25)         $     0.00
                                                                 ==========================================

   Pro forma diluted (loss) earnings per share                          $    (0.25)         $     0.00
                                                                 ==========================================

   Basic weighted average common shares                                     18,155              18,155
                                                                 ==========================================

   Diluted weighted average common shares                                   18,161              18,161
                                                                 ==========================================

                                SPAR Group, Inc.

3. BUSINESS COMBINATIONS (CONTINUED)

The pro forma statements of operations reflect incremental amortization of goodwill, interest expense, increases in bonuses to new SPGI management and provisions for federal and state income taxes.

The pro forma statements of operations for the year ended December 31, 1999 and the nine months ended December 31, 1998, include $3.5 million and $800,000 of non-recurring charges by PIA Companies, respectively. These charges include

$3.0 million in merger and acquisition transaction costs, $500,000 in banking cancellation fees for the year ended December 31, 1999 and $800,000 of purchased consulting services related to the PIA Companies redirection of its technology strategy incurred in the nine months ended December 31, 1998.

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts receivable, net, consist of the following (in thousands):

                                                                                   December 31
                                                                             1999              1998
                                                                       ------------------------------------
   Trade                                                                      $20,057         $  7,087
   Unbilled                                                                     9,796            4,145
   Non-trade                                                                      915                -
                                                                       ------------------------------------
                                                                               30,768           11,232
   Less: Allowance for doubtful accounts and other                              1,910              605
                                                                       ------------------------------------
                                                                              $28,858          $10,627
                                                                       ====================================

                                SPAR Group, Inc.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)

Goodwill and other intangibles, net, consists of the following (in thousands):

                                                                                   December 31
                                                                             1999              1998
                                                                       ------------------------------------
   Goodwill and other intangibles                                             $25,068           $  -
   Less accumulated amortization                                                1,301              -
                                                                       ------------------------------------
                                                                              $23,767           $  -
                                                                       ====================================

Property and equipment consists of the following (in thousands):

                                                                                   December 31
                                                                             1999              1998
                                                                       ------------------------------------
   Equipment                                                                  $2,058           $1,059
   Furniture and fixtures                                                      1,313               55
   Leasehold improvements                                                        150               74
   Capitalized software development costs                                      1,159                -
                                                                       ------------------------------------
                                                                               4,680            1,188
   Less accumulated depreciation and amortization                              1,221              361
                                                                       ------------------------------------
                                                                              $3,459          $   827
                                                                       ====================================

Accrued expenses and other current liabilities consists of the following (in thousands):

                                                                                   December 31
                                                                             1999              1998
                                                                       ------------------------------------
   Accrued salaries and other related costs                                    $2,359           $1,559
   Accrued medical and compensation insurance                                   1,765                -
   Amounts held on behalf of third parties                                      1,108                -
   Accrued merger related costs                                                 2,693                -
   Other                                                                        2,029            1,249
                                                                       ------------------------------------
                                                                               $9,954           $2,808
                                                                       ====================================

                                SPAR Group, Inc.

5. LINE OF CREDIT AND LONG-TERM LIABILITIES

Prior to the PIA Merger (see Note 3), SMF was party to a Revolving Credit and Security Agreement dated March 4, 1996 with IBJ Whitehall Business Credit Corporation (as successor to IBJ Schroder Bank and Trust Company) ("IBJ
Whitehall") consisting of an asset based revolving credit facility under which it was able to borrow up to a maximum of $6.0 million depending upon its borrowing base availability. This agreement was amended and restated as of March 11, 1999 adding SBRS and SINC under a single loan facility with IBJ Whitehall consisting of a term loan of $3.0 million and an asset based revolving credit facility under which it was able to borrow up to a maximum of $6.0 million depending upon its borrowing base availability. This facility has been superseded by (and continued as part of) the facility described below.

In 1999, IBJ Whitehall and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreements (the "Bank Loan Agreement"), pursuant to which the Borrowers are permitted to borrow up to a maximum of $14 million on a revolving credit basis, and $3.0 million on a term basis (the "Term Loan"). The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate I" plus one-half of one percent (0.50%) (a total of 9.5% per annum at December 31, 1999), and the Term Loan bears interest at such "Alternate Base Rate II" plus three-quarters of one percent (0.75%) (a total of 10.0% per annum at December 31, 1999). The Bank Loan Agreement's revolving credit loans of $1.5 million and $12.5 million are scheduled to mature on June 30, 2000 and September 22, 2002, respectively. The Term Loan amortizes in equal monthly installments of $83,334 each beginning in March 1999. In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow, as defined in the Bank Loan Agreements, for each fiscal year, to be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). The facility is secured with the assets of the SPAR Group.

The Bank Loan Agreement contains an option for the Bank to purchase 16,667 shares of common stock of the Company for $0.01 per share in the event that the Company's average closing share price over a ten consecutive trading day period exceeds $15.00 per share. This option expires September 22, 2002.

                                SPAR Group, Inc.

5. LINE OF CREDIT AND LONG-TERM LIABILITIES (CONTINUED)

The Bank Loan Agreement contains certain financial covenants which must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth," a "Fixed Charge Coverage Ratio," a minimum ratio of Debt to EBITDA, and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement.

The balances outstanding on this line of credit was $13.3 million and $4.1 million at December 31, 1999 and 1998, respectively. As of December 31, 1999, the SPAR Group had unused availability under the line of credit to borrow up to an additional $700,000.

On December 31, 1998, the Company had outstanding $685,000 due to SPAR Marketing Service, Inc. ("SMS"). The Company agreed to repay the amounts borrowed using the same terms contained within the loan agreement between the bank and SMS. This loan was repaid in its entirety by the Company in 1999.

The Company's line of credit and long-term liabilities consist of the following at December 31:

                                                                             1999              1998
                                                                       ------------------------------------
   Revolving line of credit, maturing September 2002                          $12,500         $    -
   Term loan                                                                    2,250              -
   Long-term debt due to affiliate                                                  -            686
   Other long-term liabilities                                                    406            310
                                                                       ------------------------------------
                                                                               15,156            996
   Current maturities of long-term liabilities                                  1,147            685
                                                                       ------------------------------------
                                                                              $14,009           $311
                                                                       ====================================

Maturities of long-term debt at December 31, 1999 are as follows:

   Year ending December 31:

     2000                                                         $  1,147
     2001                                                            1,259
     2002                                                           12,750
                                                            -------------------
                                                                   $15,156

                                                            ===================

                                SPAR Group, Inc.

6. INCOME TAXES

As a result of the July 8, 1999 PIA Merger (see Note 3), the subchapter S status of each applicable SPAR Company was terminated for federal and state tax purposes, and the SPAR Group recorded a deferred tax charge against income of $3.1 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities existing at that date. Additionally, each such SPAR Company was required to change its method of accounting from the cash basis to the accrual basis for income tax reporting purposes.

The SPAR Group expects to be able to offset the deferred tax liability by utilizing a deferred tax asset from the benefit of the PIA Companies' net operating loss carryforwards. The individuals who were the stockholders of the applicable SPAR Companies at that time are obligated to pay the 1999 income taxes relating to taxable income during the period up to the Merger date.

The provision for income taxes for the year ended December 31, 1999 was $48,000.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

                                                                           Year ended
                                                                          December 31,
                                                                              1999
                                                                       -------------------
   Provision for income taxes at federal statutory rate                        $902
   Tax attributable to subchapter S earnings                                   (695)
   State income taxes, net of federal benefit                                    35
   Other permanent differences                                                  170
   Change in valuation allowance                                               (404)
   Other                                                                         40
                                                                       -------------------
   Provision for income taxes                                                 $  48
                                                                       ===================

                                SPAR Group, Inc.

6. INCOME TAXES (CONTINUED)

Deferred taxes consist of the following (in thousands):

                                                                              December 31,
                                                                                  1999
                                                                           -------------------
   Net operating loss carryforwards                                                $4,625
   Restructuring                                                                    2,093
   Nonrecurring charge for termination of Subchapter S election                    (2,790)
   Accrued compensation, vacation and pension                                         590
   Accrued insurance                                                                  581
   Allowance for doubtful accounts and other receivable                               967
   Other, net                                                                         423
                                                                           -------------------
   Deferred tax assets                                                              6,489
   Valuation allowance                                                             (6,489)
                                                                           -------------------
   Net deferred taxes                                                           $       -
                                                                           ===================

At December 31, 1999, the Company has net operating loss carryforwards (NOLs) of approximately $12 million available to reduce future federal taxable income. The Company's net operating loss carryforwards begin to expire in the year 2012. The Company has established a full valuation allowance for the deferred tax assets due to the uncertainty of its net taxable position.

Section 382 of the Internal Revenue Code restricts the annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership has occurred in connection with the PIA Merger, thereby restricting the NOLs available to the Company to approximately $12.5 million over 19 years.

The pro forma disclosures on the statement of operations reflect adjustments to record provisions for income taxes as if the applicable SPAR Company had not been S corporations. The pro forma provisions for income taxes for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, of $1.4 million, $2.2 million and $1.8 million, respectively, are computed using a combined federal and state tax rate of 37% of taxable income.

                                SPAR Group, Inc.

6. INCOME TAXES (CONTINUED)

The recording of a one-time, non-cash stock related compensation expense in the year ended December 31, 1999 of approximately $752,000 is not tax deductible by the SPAR Group for federal and state income tax purposes. In addition, the amortization of purchased goodwill generated by the reverse Merger is not tax deductible. The pro forma tax provision for the year ended December 31, 1999 has been adjusted for the effects of these non-tax deductible items.

7. COMMON STOCK

Common stock of the companies included in the SPAR Companies at December 31, 1998 is as follows:

                                                                           Shares
                                                       Shares            Issued and
                                                     Authorized         Outstanding         Par Value
                                                  ------------------ --------------------------------------
   Spar Inc.                                                2,500            72                None
   Spar/Burgoyne Retail Services, Inc.                      2,500            72                None
   Spar Marketing Force, Inc.                               2,500            72                None
   Spar Marketing, Inc. (Nevada)                              100            72                None
   Spar Acquisition, Inc.                              50,000,000            72                $.01
   Spar MCI Performance Group, Inc.                         2,500            72                None
   Spar Marketing, Inc. (Delaware)                          1,000            72                $.01

Prior to the July 8, 1999 Merger, the subchapter S status of each applicable SPAR Company was terminated for federal and state tax purposes. As of July 8, 1999, undistributed earnings of the SPAR Group were reclassified to Additional Paid-In Capital.

                                SPAR Group, Inc.

8. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases contain escalation clauses and require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $2.8 million for the year ended December 31, 1999, $754,000 for the nine months ended December 31, 1998 and $871,000 for the year ended March 31, 1998. At December 31, 1999, future minimum commitments under all noncancelable operating lease arrangements are as follows (in thousands):

   2000                                                          $2,050
   2001                                                           1,810
   2002                                                           1,540
   2003                                                           1,053
   2004                                                             577
                                                         -------------------
                                                                 $7,030
                                                         ===================

LEGAL MATTERS

On September 23, 1999, Information Leasing Corporation ("IFC") filed a complaint for breach of contracts, claim and delivery, and conversion against the Company in Orange County Superior Court, Santa Ana, California, Case no. 814820, with respect to certain equipment leased to the PIA Companies by IFC, which complaint sought judgment to recover the principal sum of $1,535,869.68, plus taxes, fees, liens and late charges, immediate possession of the leased equipment, compensation for the reasonable value thereof, and costs and attorneys' fees. The Company is currently attempting to negotiate a settlement.

                                SPAR Group, Inc.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pursuant to that certain Asset Purchase Agreement dated as of December 22, 1998, among BIMA Group, Inc. (f/k/a MCI Performance Group, Inc.) ("BIMA"), John H. Wile, SPAR Performance Group, Inc. (f/k/a SPAR MCI Performance Group, Inc.) ("SPGI"), and a company formerly known as SPAR Group, Inc., as amended by the First Amendment thereto dated as of January 15, 1999, Second Amendment dated as of September 22, 1999 (the "Second Amendment"), and Third Amendment dated as of October 1, 1999 (the "Third Amendment"), SPGI would be obligated to pay "Earn-Out Consideration" to BIMA if the business met certain financial performance criteria as set forth therein. SPGI has fully paid the amount outstanding under the Promissory Note pursuant to the Asset Purchase Agreement with respect to the original purchase price, as adjusted by the Second Amendment. Based upon the unaudited balance sheet of BIMA as of January 15, 1999, SPGI estimates that no "Earn-Out Consideration" is due to BIMA. BIMA has asserted that it is owed approximately $5,000,000 in Earn-Out Consideration, but such Earn-Out Consideration calculation has not been agreed to by SPGI. If the parties cannot agree upon such amount, BIMA has threatened that legal proceeding may ensue with respect to this matter. If sued, SPGI would vigorously contest such matter. SPGI and BIMA intend to continue negotiations, and have orally agreed to use arbitrators (assuming mutually acceptable procedures can be adopted), in order to resolve such "Earn-Out Consideration" dispute.

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, dispositions of these matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                                SPAR Group, Inc.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCY

SMS, a related party, has been audited by the Internal Revenue Service with respect to whether certain field representatives should be classified as independent contractors or employees for federal employment tax purposes for the tax years ended December 31, 1991 and 1992. The dispute has worked its way through the Internal Revenue Service appeals process and SMS intends to file a petition with the Federal District Court. If it is found that the field representatives should be classified as employees, SMS could be liable for employment taxes and related penalties and interest. The outcome of this dispute and the amount of the contingent liability are not determinable at this time. If a liability is assessed and SMS is unable to pay, the IRS may seek to collect all or a portion of the tax liability from the Company due to its common control and business relationship with SMS. The Company is not currently a party to this lawsuit. However, an unfavorable outcome could impact the costs of future operations. The Company believes an adequate provision for the contingent liability has been made in the accompanying financial statements as of December 31, 1999 and 1998, respectively. Similar claims have been filed against SMS by certain states. However, SMS is confident defending its position against these state claims because of prior success in several states, and SMS will continue to vigorously defend its position against any future state claims that may arise. For example, SMS prevailed on a similar claim by the State of California, which had instituted administrative proceedings against SMS. The administrative law judge agreed with SMS's classification of field representatives as independent contractors. The State of California has declined to file a further appeal and has refunded payments made by SMS under protest during the appeal process.

9. EMPLOYEE BENEFITS

PENSION PLANS

Certain  of  the  Company's  PIA  employees  are  covered  by   union-sponsored,
collectively bargained, multi-employer pension plans. Pension expense related to these plans was approximately $30,000 for the year ended December 31, 1999.

                                SPAR Group, Inc.

9. EMPLOYEE BENEFITS (CONTINUED)

RETIREMENT PLANS

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. Employer contributions of approximately $63,000 for the year ended December 31, 1999, $14,400 for the nine months ended December 31, 1998 and $37,000 were made to the plan during the year ended March 31, 1998.

The Company has an Employee Stock Purchase Plan ("ESP Plan"). The ESP Plan allows employees of the Company to purchase common stock at a discount, without having to pay any commissions on the purchases. The discount is the greater of 15% of the fair market value ("FMV") at the end of the reportable period or the difference between the FMV at the beginning and end of the reportable period. The maximum amount that any employee can contribute to the ES Plan per quarter is $6,250, and the total number of shares reserved by the Company for purchase under the ESP Plan is 180,576. During 1999, the Company issued 7,568 shares of common stock, at a weighted average price of $2.71 per share.

10. RELATED PARTY TRANSACTIONS

The SPAR Companies are affiliated through common ownership with SPAR Marketing Services, Inc., SPAR Retail Services, Inc., (f/k/a SPAR/Burgoyne, Inc.), SPAR Group, Inc., IDS SPAR Pty, Ltd. (Aust.), SPAR Ltd., (U.K.), Garden Island, Inc., SPAR Marketing Pty Ltd. (Aust.), WR Services, Inc., SR Services Inc., Infinity Insurance Ltd. and SPAR Infotech, Inc.

The Company purchases field management services and the use of independent contractor services from SPAR Marketing Services, Inc.

The Company also purchased internet consulting services from SPAR Infotech, Inc.

                                SPAR Group, Inc.

10. RELATED PARTY TRANSACTIONS (CONTINUED)

The following transactions occurred between the SPAR Companies and the above affiliates (in thousands):

                                                    Year ended       Nine Months ended       Year ended
                                                   December 31,        December 31,           March 31
                                                       1999                1988                 1998
                                                  ---------------- ---------------------- -----------------
   Services provided by affiliates:
     Independent contractor services                    $4,111              $2,763              $3,233
                                                  ================ ====================== =================

     Field management services                          $4,344              $2,049              $2,964
                                                  ================ ====================== =================

     Internet consulting services                      $   608           $       -           $       -
                                                  ================ ====================== =================

   Services provided to affiliates:
     Management services                               $   665             $   417             $   576
                                                  ================ ====================== =================

Through the services of Infinity Insurance, Ltd., the Company purchased insurance coverage for its casualty and property insurance risk, for approximately $959,000 for the year ended December 31, 1999, $375,000 for the nine months ended December 31, 1998 and $318,000 during the year ended March 31, 1998 (in thousands).

                                                             December 31
                                                       1999              1998
                                                 ------------------------------------
   Balance due to affiliates:
     Spar Marketing Services, Inc.                      $  29             $205
     Spar/Infotech, Inc.                                  196                -
                                                 ------------------------------------
                                                         $225             $205
                                                 ====================================

The Company has an investment in an affiliate, which provides telemarketing and related services. The Company paid approximately $386,000 during the year ended December 31, 1999. Approximately $580,000 was payable to the affiliate at December 31, 1999.

                                SPAR Group, Inc.

11. STOCK OPTIONS

In 1999, the Company recorded a non-cash, non-tax deductible charge of approximately $752,000 resulting from the grant of 134,114 options at $0.01 per share and the issuance of 200,000 shares to a consultant prior to the reverse merger.

As a result of the reverse merger with PIA, the Company has three stock option plans: the 1990 Stock Option Plan ("1990 Plan"), the 1995 Stock Option Plan ("1995 Plan") and the 1995 Director's Plan ("Director's Plan").

The 1990 Plan is a nonqualified option plan providing for the issuance of up to 683,109 shares of common stock to officers, directors and key employees. The options have a term of ten years and one week and are either fully vested or will vest ratably no later than five years from the grant date. Since 1995, PIA has no longer granted options under this plan.

The 1995 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants and directors of the Company for the purchase of up to 3,500,000 shares of the Company's common stock. The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders of the Company, for which the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant; the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. At December 31, 1999, options to purchase 500,256 shares were available for grant under this plan.

The Director's Plan is a stock option plan for nonemployee directors and provides for the purchase of up to 100,000 shares of the Company's common stock. An option to purchase 1,500 shares of the Company's common stock shall be granted automatically each year to each director, following the Company's annual stockholders' meeting. The exercise price of options issued under this plan shall be not less than the fair market value of the Company's common stock on the date of grant. Each option under this plan shall vest and become exercisable in full on the first anniversary of its grant date, provided the optionee

                                SPAR Group, Inc.

11. STOCK OPTIONS (CONTINUED)

is reelected as a director of the Company. The maximum term of options granted under the plan is ten years and one day, subject to earlier termination following an optionee's cessation of service with the Company. At December 31, 1999, options to purchase 86,500 shares were available for grant under this plan.

The following table summarizes activity under the Company's 1990 Plan, 1995 Plan and Director's Plan:

                                                                                             WEIGHTED
                                                                                              AVERAGE
                                                                                              EXERCISE
                                                                            SHARES             PRICE
                                                                       ------------------------------------
   Options outstanding at July 8, 1999, date of reverse
     merger                                                                  1,438,285         $5.91
   Options granted                                                           2,294,858          4.82
   Options exercised                                                           (10,811)         2.78
   Options canceled or expired                                                (416,810)         5.51
                                                                       ------------------
   Options outstanding, December 31, 1999                                    3,305,522         $5.22
                                                                       ==================

   Option  price  range at end of year                                            $0.01 to $14.00
   Option  price  range for exercised shares                                           $2.78
   Weighted average fair value of options granted during
     the year                                                                          $4.94


                                SPAR Group, Inc.

11. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 1999:

                                     Options Outstanding                       Options Exercisable
                      -------------------------------------------------------------------------------------
                                           Weighted
                           Number          Average         Weighted           Number
                       Outstanding at     Remaining        Average        Exercisable at      Weighted
      Range of          December 31,   Contractual Life    Exercise        December 31,       Average
  Exercise Prices           1999            Life            Price             1999         Exercise Price
--------------------- -------------------------------------------------------------------------------------

  Less than $4.00           149,114        9.50 years      $  0.21            141,614         $  0.12
   $4.01 - $5.00          1,627,262        9.46 years         4.98             78,000            4.62
   $5.01 to $6.25         1,357,482        8.57 years         5.58            697,875            5.63
 Greater than 6.25          171,664        4.67 years         9.01            171,664            9.01
                      ------------------                                -------------------
Total                     3,305,522        8.85 years      $  5.22          1,089,153         $  5.37
                      ==================                                ===================

Outstanding warrants are summarized below:

                                                                        Shares Subject    Exercise Price
                                                                          to Warrants       Per Share
                                                                       ------------------------------------

   Balance, March 31, 1998                                                          -          $ -
   Balance, December 31, 1998                                                       -            -
   Balance, December 31, 1999                                                  96,395     $2.78 - $8.51

The above warrants expire at various dates from 2002 through 2004.

                                SPAR Group, Inc.

11. STOCK OPTIONS (CONTINUED)

The  Company  has  adopted  the  disclosure-only  provisions  of SFAS  No.  123,
Accounting for Stock-Based Compensation. No compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards in 1999 consistent with the provisions of SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):

                                                                  Year ended
                                                                 December 31,
                                                                     1999
                                                             -------------------

   Pro forma net income, as reported                                  $1,242
   Pro forma net loss, as adjusted                                    (1,011)
   Pro forma basic net income per share, as reported                   0.08
   Pro forma basic net loss per share, as adjusted                    (0.07)
   Pro forma diluted net income per share, as reported                 0.08
   Pro forma diluted net loss per share, as adjusted                  (0.07)

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model, using the return on a ten-year treasury bill, with the following weighted average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 186.38%; risk-free interest rate of 5.65%; and expected lives of six years.

12. NOTES PAYABLE TO CERTAIN STOCKHOLDERS

Former principal stockholders of the SPAR Companies each made loans to certain SPAR Companies in the aggregate amount of $4.3 million to facilitate the acquisition of the PIA Companies and the acquisition of the assets of MCI. These stockholders also were owed $1.9 million in unpaid distributions relating to the former status of most of the operating SPAR Companies as subchapter S corporations. Those amounts were converted into promissory notes issued to these certain stockholders severally by SMF, SINC and SPGI prior to the Merger, which aggregated $6.2 million.

                                SPAR Group, Inc.

12. NOTES PAYABLE TO CERTAIN STOCKHOLDERS (CONTINUED)

Notes payable to certain stockholders total $5.9 million as of December 31, 1999 and bear an interest rate of 8%, due on demand. The current bank agreements contain certain restrictions on the repayment of stockholder debt. The Company has classified $2 million of these notes payable as long-term debt.

13. SEGMENTS

Utilizing the management approach, the SPAR Group has broken down its business based upon the nature of services provided (i.e., merchandising services and incentive marketing services). The Merchandising Services Division consists of SMI (an intermediate holding company), SMF, SMNEV, SBRS and SINC (collectively, the "SPAR Marketing Companies") and the PIA Companies (see Note 1). The Incentive Marketing Division consists of each of SIM (an intermediate holding company) and SPGI (see Note 1). Merchandising services generally consist of regularly scheduled, routed services provided at the stores for a specific retailer or multiple manufacturers primarily under multiple year contracts. Services also include stand-alone large scale implementations. These services may include activities such as ensuring that clients' products authorized for distribution are in stock and on the shelf, adding in new products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of clients' products, selling new product and promotional items. Specific in-store services can be initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services are used typically for large-scale implementations over 30 days. The Merchandising Services Division of the SPAR Group also performs other project services, such as new store sets and existing store resets, re-merchandising, remodels and category implementations, multi-year shared service contracts or stand-alone project contracts.

                                SPAR Group, Inc.

13. SEGMENTS (CONTINUED)

The Incentive Marketing Division generally consists of designing and implementing premium incentives, managing meetings and group travel for clients throughout the United States. These services may include providing a variety of consulting, creative, program administrative, travel and merchandise fulfillment services to companies seeking to motivate employees, salespeople, dealers, distributors, retailers and consumers toward certain action or objectives. The following table presents segment information (in thousands):

                       Merchandising Services         Incentive Marketing                 Total
                     ---------------------------- ---------------------------- ----------------------------
                                   Nine Months                  Nine Months                  Nine Months
                      Year ended      ended        Year ended      ended        Year ended      ended
                     December 31,  December 31,   December 31,  December 31,   December 31,  December 31,
                         1999          1998           1999          1998           1999          1998
                     ---------------------------- ---------------------------- ----------------------------
   Net revenues          $79,612       $32,601        $36,912        $  -          $116,524      $32,601
   Cost of revenues       50,499        16,217         30,789           -            81,288       16,217
                     ---------------------------- ---------------------------- ----------------------------
   Gross profit           29,113        16,384          6,123           -            35,236       16,384

   SG&A                   23,213         9,978          5,617           -            28,830        9,978
                     ---------------------------- ---------------------------- ----------------------------
   EBITDA               $  5,900      $  6,406      $     506        $  -        $    6,406     $  6,406
                     ============================ ============================ ============================

   Net income (loss)   $     663      $  6,109       $ (1,158)       $  -       $      (495)    $  6,109
                     ============================ ============================ ============================

   Total Assets          $48,761       $14,865        $14,326        $  -         $  63,087      $14,865
                     ============================ ============================ ============================

14. RESTRUCTURING AND OTHER CHARGES

In connection with the PIA Merger, the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructuring costs are composed of committed costs required to integrate the SPAR Companies and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings.

The SPAR Group will recognize termination costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Business Combination.

                                SPAR Group, Inc.

14. RESTRUCTURING AND OTHER CHARGES (CONTINUED)

The following table displays a rollforward of the liabilities for restructuring and other charges from July 8, 1999 Merger to December 31, 1999 (in thousands):

                                                      Initial          Period ended
                                                   Restructuring       December 31,       December 31,
                                                    and Other              1999               1999
                                                      Chareges          Deductions           Balance
                                                -----------------------------------------------------------
   Type of cost:
     Employee separation                               $1,606            $   491              $1,115
     Equipment lease settlements                        3,073                326               2,747
     Office lease settlements                           1,794                252               1,542
     Redundant assets                                     957                957                   -
                                                -----------------------------------------------------------
                                                       $7,430             $2,026              $5,404
                                                ===========================================================

Management believes that the remaining reserves for restructuring are adequate to complete its plan.

In addition, to the above restructuring costs, the Company incurred substantial costs in connection with the PIA transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation of approximately $1.3 million. The SPAR Group has also accrued approximately $2.4 million for expenses incurred by PIA prior to the Merger, which have not been paid. Management believes the current bank credit facilities are sufficient to fund operations and working capital, including the current maturities of debt obligations, but may not be sufficient to reduce obligations of the Merger with PIA. The Company is currently negotiating with its bank for an increase in its credit facility to meet the non-operational credit needs and is also working to secure additional long-term capital. However, there can be no assurances that the Company will be successful in these negotiations.

                                SPAR Group, Inc.

15. EARNINGS PER SHARE

The following table sets forth the computations of pro forma basic and diluted earnings per share (in thousands, except per share data):

                                                                            Nine Months
                                                             Year ended        ended         Year ended
                                                            December 31,    December 31,     March 31,
                                                                1999            1998            1998
                                                          -------------------------------------------------
   Numerator:
     Pro forma net income                                      $  1,242        $  3,856        $  2,998
                                                          =================================================

   Denominator:
     Shares used in pro forma basic earnings per share
       calculation1                                              15,361          12,659          12,659

     Effect of diluted securities:
       Employee stock options                                         6               -               -
       Warrants                                                       -               -               -
                                                          -------------------------------------------------
     Shares used in pro forma diluted earnings per share
        calculations1                                            15,367          12,659          12,659
                                                          =================================================

   Pro forma basic earnings per share1                          $ 0.08          $ 0.30          $ 0.24
                                                          =================================================

   Pro forma diluted earnings per share1                        $ 0.08          $ 0.30          $ 0.24
                                                          =================================================

   1 The pro forma basic and pro forma diluted earnings per share amounts are based upon 12,659,000 shares on January 1, 1998, although these shares were issued on July 9, 1999, as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 (SAB 98).

                                SPAR Group, Inc.

16. TRANSITION PERIOD - CHANGE OF FISCAL YEAR END

Effective April 1, 1998, the Spar Group, Inc. changed its year end for financial statement purposes to a calendar year. The unaudited results below are presented for comparative purposes.

                                                                          Nine Months Ended December 31
                                                                             1998              1997
                                                                       ------------------------------------
                                                                                           (unaudited)
   Net revenues                                                              $32,601          $27,202
                                                                       ====================================
   Gross profit                                                              $16,384          $12,623
                                                                       ====================================

   Unaudited pro forma information:
     Pro forma provision for income taxes                                   $  2,253         $  1,114
     Pro forma net income                                                   $  3,856         $  1,904
     Pro forma basic earnings per share                                    $    0.30        $    0.15
     Pro forma basic weighted average common shares                           12,659           12,659
     Pro forma diluted earnings per share                                  $    0.30        $    0.15
     Pro forma diluted weighted average common shares                         12,659           12,659

                                SPAR Group, Inc.

                 Schedule II - Valuation and Qualifying Accounts

                                 (In Thousands)

                                               Balance at  Charged to     Charged to                    Balance at
                                               Beginning    Costs and       Other                         End of
                                               of Period    Expenses       Accounts      Deductions       Period
                                              ----------------------------------------------------------------------

Year ended December 31, 1999:
  Deducted from asset accounts:
     Allowance for doubtful accounts               $605       $1,202       $1,057 (2)       $954  (3)     $1,910

Nine months ended December 31, 1998:
   Deducted from asset accounts:
     Allowance for doubtful accounts               $568      $   299    $       -           $262  (3)    $   605

Year ended March 31, 1998:
   Deducted from asset accounts:
     Allowance for doubtful accounts               $321      $   477    $       -           $230  (1)    $   568


1) Includes Accounts Receivable determined to be uncollectible which were written off.

2) $1,057 charged to Other Accounts represents the amounts acquired through the SPG and PIA acquisitions.

3)   Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX
                                 -------------

             EXHIBIT
             NUMBER                 DESCRIPTION
             ------                 -----------

               3.1 Certificate of Incorporation of SPAR Group, Inc., as amended. (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-80429) as filed with the Securities and Exchange Commission on December 14, 1995 (the "Form S-1") and to Exhibit 3.1 to the Company's Form 10-Q for the 3rd Quarter ended September 30, 1999).

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

               10.8+* Amended and Restated Severance Compensation Agreement dated as of October 1, 1998 between PIA and Cathy L. Wood.

               10.9+ Loan and Security Agreement dated December 7, 1998 among Mellon Bank, N.A., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and PIA.

               10.10+ Agreement and Plan of Merger dated as of February 28, 1999 among PIA, SG Acquisition, Inc., PIA Merchandising Co., Inc., SPAR Acquisition, Inc., SPAR Marketing, Inc., SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR MCI Performance Group, Inc. and SPAR Trademarks, Inc.

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

               10.13 Special Purpose Stock Option Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999.

               10.14 Amendment No. 1 to Severance Agreement dated as of May 18, 1999 between the Company and Cathy L. Wood (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the 3rd Quarter ended September 30, 1999).

               10.15+         Second Amended and Restated Revolving Credit, Term
                    +         Loan and Security Agreement by and among IBJ
                              Whitehall Business Credit Corporation with SPAR
                              Marketing Force, Inc., SPAR Group, Inc., SPAR,
                              Inc., SPAR/Burgoyne Retail Services, Inc., SPAR
                              Incentive Marketing, Inc., SPAR Trademarks, Inc.,
                              SPAR MCI Performance Group, Inc., SPAR Marketing,
                              Inc. (DE), SPAR Marketing, Inc. (NV), SPAR
                              Acquisition, Inc., PIA Merchandising, Co., Inc.,
                              Pacific Indoor Display Co., Inc., and Pivotal
                              Sales Company dated as of September 22, 1999.

               10.16+         Waiver and Amendment No. 1 to Second Amended and
                    +         Restated Revolving Credit, Term Loan and Security
                              Agreement by and between SPAR Marketing Force,
                              Inc., SPAR, Inc., SPAR/Burgoyne Retail Services,
                              Inc., SPAR Group, Inc., SPAR Incentive Marketing,
                              Inc., SPAR Trademarks, Inc., SPAR Performance
                              Group, Inc. (f/k/a SPAR MCI Performance Group,
                              Inc.), SPAR Marketing, Inc. (DE), SPAR Marketing,
                              Inc. (NV), SPAR Acquisition, Inc., PIA
                              Merchandising Co., Inc., Pacific Indoor Display
                              Co., Inc. and Pivotal Sales Company (each a
                              "Borrower" and collectively, the "Borrowers") and IBJ Whitehall Business Credit Corporation
                              ("Lender")dated as of December 8, 1999.

               21.1+          Subsidiaries of the Company
                   +

               23.1+          Consent of Ernst & Young LLP
                   +

               27.1+          Financial Data Schedule
                   +

               +              Previously filed with initial Form 10-K for the
                              fiscal year ended January 1, 1999.
               +              Filed herewith.
               +
               *              Management contract or compensatory plan or
                              arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.