Form 10-K/A
period 1999-12-31
SPAR GROUP INC
filed 2000-05-01
CIK 1004989

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



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


             580 WHITE PLAINS ROAD, SIXTH FLOOR, TARRYTOWN, NY 10591 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (914) 332-4100

        Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to section 12(g) of the Act: Common
                         Stock, par value $.01 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 30, 2000, based on the closing price of the Common Stock as reported by the Nasdaq SmallCap Market on such date, was approximately $56,797,963. [ ]

         The number of shares of the Registrant's Common Stock outstanding as of March 30, 2000 was 18,175,348 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

INTRODUCTION

         On April 14, 2000, SPAR Group, Inc. ("SPAR" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year December 31, 1999 (the "1999 Form 10-K") pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The information called for by items 10, 11, 12 and 13 of Part III of Form 10-K was not included in the body of the 1999 Form 10K as filed, but was incorporated by reference to the Company's Proxy Statement, which was expected to be filed with the Commission within the requisite 120-day period. Because the Company is not in fact filing its Proxy Statement within such 120 day period, this Form 10-K/A amends the 1999 Form 10-K by deleting the caption and first paragraph from such form and substituting for such items the following replacements for Items 10, 11, 12 and 13. In addition, Item 14 is hereby deleted and replaced with Item 14 as filed herewith.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information in connection with each person who is or was at December 31, 1999, an executive and/or director for SPAR.


NAME                                     AGE                              POSITION WITH SPAR GROUP, INC.
----                                     ---                              ------------------------------

Robert G. Brown                          57         Chairman, Chief Executive Officer, President and Director
William H. Bartels                       56         Vice Chairman and Director
Patrick W. Collins(1)                    70         Director, (Resigned March 6, 2000)
Robert O. Aders(2)                       71         Director
J. Christopher Lewis(1) (2)              43         Director
Charles Cimitile                         45         Chief Financial Officer and Secretary

James H. Ross                            66         Treasurer

--------------------------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

         Robert G. Brown serves as the Chairman, the Chief Executive Officer, the President and a Director of the Company and has held such positions since July 8, 1999 (the effective date of the Merger). Mr. Brown served as the Chairman, President and Chief Executive Officer of the SPAR Marketing Companies (SBRS since 1994, SINC since 1979, SMNEV since November 1993, and SMF since SMF acquired its assets and business in 1996).

         William H. Bartels serves as the Vice Chairman and a Director of the Company and has held such positions since July 8, 1999 (the effective date of the Merger). Mr. Bartels served as the Vice-Chairman, Secretary, Treasurer and Senior Vice President of the SPAR Marketing Companies (SBRS since 1994, SINC since 1979, SMNEV since November 1993 and SMF since SMF acquired its assets and business in 1996), and has been responsible for the Company's sales and marketing efforts, as well as for overseeing joint ventures and acquisitions.

         Patrick W. Collins served as a Director of SPAR since July 8, 1999 (the effective date of the Merger) and had been a member of the PIA Merchandising Services, Inc. Board since May 1998. Mr. Collins served as Chief Operating Officer of Ralphs Grocery Company for 18 years, 17 of which he served as President and one year as Vice Chairman. Mr. Collins also serves as a director of Catalina Marketing Corporation, a provider of in-store electronic marketing services, and New Bristol Farms, Inc., a gourmet food grocery chain. Mr. Collins resigned from his position of Director of SPAR Group, Inc., effective March 6, 2000.

         Robert O. Aders serves as a Director of the Company and has done so since July 8, 1999. Mr. Aders has served as Chairman of The Advisory Board, Inc., an international consulting organization since 1993, as President Emeritus of the Food Marketing Institute ("FMI") since 1993, and as counsel to Collier, Shannon, Rill & Scott, a Washington, D.C. law firm since 1993. Immediately prior to his election to the presidency of FMI in 1976, Mr. Aders was Acting Secretary of Labor in the Ford Administration. Mr. Aders was the Chief Executive Officer of FMI from 1976 to 1993. He also served in the Kroger Co., in various executive positions and was Chairman of the Board from 1970 to 1974. Mr. Aders also serves as a director of FMI, the Stedman Nutrition Foundation at Duke Medical Center, Checkpoint Systems, Inc., Coinstar, Inc., Source Information Systems and Telepanel Systems, Inc., and as a trustee of The National Urban League, Food Industry Crusade Against Hunger and St. Joseph Academy of Food Marketing.

         J. Christopher Lewis serves as a Director of the Company, holding such position since July 8, 1999 (the effective date of the Merger), and had been a member of the PIA Merchandising Services, Inc. Board since April 1997. Since 1981, Mr. Lewis has been general partner of Riordan, Lewis & Haden. Mr. Lewis also serves as a director of Tetra Tech, Inc., SM&A Corporation, California Beach Restaurants, Inc., an owner and operator of restaurants, and several privately-held companies.

         Charles Cimitile serves as the Chief Financial Officer and Secretary of the Company and has done so since November 24, 1999. Mr. Cimitile served as Chief Financial Officer for GT Bicycles from 1996 to 1999 and Cruise Phone, Inc. from 1995 through 1996. Prior to 1995, he served as the Vice President Finance, Treasurer and Secretary of American Recreation Company Holdings, Inc. and its predecessor company.

         James H. Ross serves as the Treasurer of the Company and has held such positions since July 8, 1999 (the effective date of the Merger). Mr. Ross has been the Chief Financial Officer of the SPAR Marketing Companies since 1991, and was the General Manager of SBRS from 1994-1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors and certain of its officers and persons who own more than 10% of SPAR Common Stock (collectively, "Insiders"), to file reports of ownership and changes in their ownership of SPAR Common Stock with the Commission. Insiders are required by Commission regulations to furnish SPAR with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5s were required for those persons, SPAR believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 1999, with the exception of Mr. Charles Cimitile, who has not filed a Form 3, but does not own any stock.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION OF SPAR GROUP, INC. EXECUTIVE COMPENSATION

         The following table sets forth all compensation received for services rendered to SPAR in all capacities for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.

                           SUMMARY COMPENSATION TABLE(1)

                                                                                                                    LONG TERM
                                                                              ANNUAL COMPENSATION              COMPENSATION AWARDS
                                                                       -------------------------------    -------------------------
                                                                                                          SECURITIES     ALL OTHER
                                                             FISCAL                                       UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITIONS                                  YEAR              SALARY ($)   BONUS ($)    OPTIONS (#)      (2)($)
--------------------------------------------                  ----              ----------   ---------    -----------  ------------
Robert G. Brown                                              1999                   7,500        --         --               --
      Chief Executive Officer, Chairman of                   1998                 125,000        --         --              791
      the Board, President, and Director                     1997                  46,756        --         --              553




William H. Bartels                                           1999                  16,307        --         --               --
     Vice Chairman and Director                              1998                  75,000        --         --            1,439
                                                             1997                  85,089        --         --            1,724



James H. Ross                                                1999                 111,235            0      --            2,187
     Treasurer and Vice President                            1998                  80,535        1,710      --            1,897
                                                             1997                 106,660        1,295      --            3,001

       ---------------------

(1) For accounting purposes, the Merger is treated as an acquisition of PIA Merchandising Services, Inc. ("Old PIA"), by the SPAR Companies. Accordingly, these figures represent the compensation paid by the Company since July 8, 1999, the effective date of the Merger, and the SPAR Companies prior to that date, but not compensation paid by Old PIA. See Item I, "Merger and Restructuring". Prior to the Merger, Terry
         R. Peets served as the Chief Executive Officer, the President and a Director of Old PIA, which is the same legal entity as the Company but not the same accounting entity. Subsequent to the Merger, Mr. Peets served as Vice-Chairman of SPAR until his resignation in September, 1999. Mr. Peets received $133,354 in compensation from the Old PIA prior to the Merger (which for accounting purposes was not compensation paid by the Company) and $124,558 in compensation (including severance payments) from SPAR after the Merger.

(2)      Other compensation represents the Company's 401k contribution.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding each grant of stock options made during the year ended December 31, 1999, to each of the Named Executive Officers. No stock appreciation rights ("SAR's") were granted during such period to such persons.

                                           INDIVIDUAL GRANTS
                         ------------------------------------------------------
                                         PERCENT OF
                          NUMBER OF        TOTAL                                 POTENTIAL REALIZABLE VALUE AT
                         SECURITIES       OPTIONS      EXERCISE    EXPIRATION    ASSUMED ANNUAL RATES OF STOCK
                         UNDERLYING     GRANTED TO      PRICE        DATE        PRICE APPRECIATION FOR OPTION(4)
                          OPTIONS       EMPLOYEES IN   ($/SH)                    --------------------------------
NAME                     GRANTED (#)     PERIOD (%)                                5% ($)        10% ($)
--------------------     -------------   ------------- ------------ ---------------------------------------------
Robert G. Brown           382,986(1)            16.7        5.500     07/08/09       3,267,753     4,966,835

                          382,986(2)            16.7        5.500     07/08/09       3,267,753     4,966,835

William H. Bartels        235,996(1)            10.3        5.500     07/08/09       2,013,590     3,060,564

                          235,996(2)            10.3        5.500     07/08/09       2,013,590     3,060,564

Charles Cimitile           75,000(1)             3.3        3.500     11/24/09         407,224       618,961

James H. Ross              40,000(1)             1.7        5.000     07/08/09         310,266       471,590

                           52,665(3)             2.3        0.010     07/08/09         408,504       620,907
------------

(1) All such options vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

(2) Options will vest in full at such time as the Company's stock price for the Company's common stock, as reported on the Nasdaq SmallCap market, equals a price of $10.00 per share.

(3)      These options are fully vested at December 31, 1999.

(4) The potential realizable value is calculated based upon the term of the option (ten years) at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table sets forth the number and value of the exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 1999. None of the Named Executive Officers exercised any options during the fiscal year ended December 31, 1999.

                                                NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                 UNEXERCISED OPTIONS AT FISCAL        IN-THE-MONEY OPTIONS AT
                                                         YEAR-END (#)                  FISCAL YEAR-END ($)(1)
                                               ----------------------------------  -------------------------------
NAME                                             EXERCISABLE      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
---------------------------------------------  ----------------  ----------------  -------------  ----------------
Robert G. Brown                                              0           765,972              0               0
William H. Bartels                                           0           471,992              0               0
Charles Cimitile                                             0            75,000              0               0
James H. Ross                                           52,665            40,000        177,481               0

------------

(1)      The only in-the-money options at December 31, 1999, were owned by James
         H. Ross. The market value of SPAR common stock was $3.38 as of December 31, 1999, which was greater than the exercise price of $.01 per share.

COMPENSATION PLANS

         As a result of the reverse merger with PIA, SPAR Group, Inc., has three stock option plans: The 1990 Stock Option Plan ("1990 Plan"), the Amended and Restated 1995 Stock Option Plan ("1995 Plan") and the 1995 Director's Plan ("Director's Plan").

         The 1990 plan is a nonqualified option plan providing for the issuance of up to 683,109 shares of common stock to officers, directors and key employees. The options have a term of ten years and one week and are either fully vested or will vest ratably no later than five years from the grant date. Since 1995, no options have been granted under this plan.

         The 1995 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants and directors of SPAR Group, Inc. for the purchase of up to 3,500,000 shares of SPAR's common stock. The options have a term of ten years, except in the case of incentive stock options granted to greater than 1% stockholders of the SPAR, for which the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of SPAR's common stock at the date of grant, the exercise price of incentive stock options must be equal to at least the fair market value of SPAR's common stock at the date of grant. At December 31, 1999, options to purchase 500,256 shares were available for grant under this plan.

         The Director's Plan is a stock option plan for nonemployee directors and provides for the purchase of up to 100,000 shares of SPAR's common stock. An option to purchase 1,500 shares of SPAR's common stock shall be granted automatically each year to each director, following SPAR's annual stockholder's meeting. The exercise price of options issued under this plan shall be not less than the fair market value of SPAR's common stock on the date of grant. Each option under this plan shall vest and become exercisable in full on the first anniversary of its grant date, provided the optionee is reelected as a director of SPAR. The maximum term of options granted under the plan is ten years and one day, subject to earlier termination following an optionee's cessation of service with SPAR. At December 31, 1999, options to purchase 86,500 shares were available for grant under this plan.

         Under the Nonemployee Directors Plan, an option to purchase 1,500 shares of SPAR common stock is granted to each Eligible Director immediately following each annual meeting of stockholders of SPAR. Each option vests and becomes exercisable in full at the next annual meeting of stockholders, provided that the optionee is reelected as a director of SPAR. The maximum term of options granted under the Nonemployee Directors Plan is ten years and one day, subject to earlier termination following an optionee's cessation of service with SPAR. The exercise price of stock options granted under the Nonemployee Directors Plan will be the fair market value of the SPAR common stock on the date of grant.

COMPENSATION OF DIRECTORS

         During the year ended December 31, 1999, SPAR paid to Mr. Aders and to Mr. Collins, a former director, an aggregate of $3,000 and $6,000, respectively, for services as members of the SPAR Board. Mr. Lewis received no compensation for his services as a director (other than the grant of options as described in the following paragraphs). Messrs. Aders, Collins and Lewis were also reimbursed for certain expenses in connection with their attendance at SPAR Board and committee meetings. During 1999, Mr. Aders was granted an option to purchase 10,000 shares of SPAR's common stock at an exercise price of $.01 per share. The options vest ratably over a four-year period. Mr. Lewis was granted an option to purchase 1,500 shares of SPAR common stock at an exercise price of $5.00 per share. These options have a one-year vesting period.

         SPAR 's Compensation Committee administers the Nonemployee Directors Plan. Each member of the SPAR Board who is not otherwise an employee or officer of SPAR or any subsidiary of SPAR (each, an "Eligible Director") is eligible to participate in the Nonemployee Directors Plan. Directors who are consultants of, but not otherwise employees or officers of, SPAR are Eligible Directors.

         Under the Nonemployee Directors Plan, an option to purchase 1,500 shares of SPAR common stock is granted to each Eligible Director immediately following each annual meeting of stockholders of SPAR. Each option vests and becomes exercisable in full at the next annual meeting of stockholders, provided that the optionee is reelected as a director of SPAR. The maximum term of options granted under the Nonemployee Directors Plan is ten years and one day, subject to earlier termination following an optionee's cessation of service with SPAR. The exercise price of stock options granted under the Nonemployee Directors Plan will be the fair market value of the SPAR common stock on the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Compensation Committee was at any time during the year ended December 31, 1999, or at any other time an officer or employee of SPAR. No executive officer of SPAR serves as a member of the SPAR Board or compensation committee of any other entity, which has one or more executive officers serving as a member of the SPAR Board or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                        NUMBER OF SHARES
TITLE OF CLASS   NAME AND ADDRESS OF BENEFICIAL OWNER   BENEFICIALLY OWNED   PERCENTAGE
--------------   ------------------------------------   ------------------   ----------
Common           Robert G. Brown(1)                         7,591,965(2)        39.3%
Shares

Common           William H. Bartels(1)                      4,805,022           24.8%
Shares

Common           J. Christopher Lewis                         157,477(3)          *
Shares           300 S. Grand Avenue, Suite 2900
                 Los Angeles, California  90071

Common           James H. Ross(1)                              68,865(4)          *
Shares

Common           Patrick W. Collins(1)                          7,500(5)          *
Shares

Common           Richard J. Riordan                         1,209,922(6)         6.26%
Shares           300 S. Grand Avenue, Suite 2900
                 Los Angeles, CA  90071


                                                        NUMBER OF SHARES
TITLE OF CLASS   NAME AND ADDRESS OF BENEFICIAL OWNER   BENEFICIALLY OWNED   PERCENTAGE
--------------   ------------------------------------   ------------------   ----------
Common           Heartland Advisors, Inc.                   1,522,500(7)         7.9%
Shares           790 North Milwaukee Street
                 Milwaukee, Wisconsin  53202

Common           Executive Officers and Directors          12,630,829           65.4%
Shares

* Less than 1%

(1) The address of such owners is c/o SPAR Group, Inc. 580 White Plains Road, 6th Floor, Tarrytown, New York.
(2) Includes 1,800,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James R. Brown, Sr. and William H. Bartels is a trustee, and 180,000 shares held by a grantor trust for the benefit of certain other family members of Robert G. Brown over which each of Robert G. Brown, James R. Brown, Sr. and William H. Bartels is a trustee.
(3) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G (Amendment No. 1), dated February
         10, 2000, filed by J. Christopher Lewis, Patrick C. Haden, Riordan Lewis & Haden, and RVM/PIA with the Securities and Exchange Commission on March 2, 2000. Includes 95,577 shares owned by Riordan Lewis & Haden ("RLH"). Mr. Lewis, a director of SPAR, may be deemed to share voting and investment power with respect to all such shares as a general partner of RLH. One other partner of RLH has voting power or investment power with respect to such shares. Also includes 7,000 shares issuable upon the exercise of options held by Mr. Lewis.
(4) Includes 52,665 shares issuable by in the money options as of December 31, 1999.
(5)      Includes 7,500 shares issuable upon the exercise of options.
(6) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G, dated February 10, 2000 and filed by Richard J. Riordan with the Securities and Exchange Commission on February 14,2000.
(7) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G (Amendment No. 6), dated January 27, 2000, filed by Heartland Advisors, Inc. with the Securities and Exchange Commission on February 3, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Robert G. Brown, a director, the Chairman and the Chief Executive Officer of the Company, and Mr. William H. Bartels, a director and the Vice Chairman of the Company, are the sole stockholders and executive officers and directors of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), SPAR Infotech, Inc. ("SIT"), and certain other companies.

         SMS and SMSI (through SMS) provided field representative (through its independent contractor field force) and field management services to the SPAR Marketing Companies at a total cost of $3.2 million in the fiscal year ended March 31, 1998, and at a total cost of $2.8 million to the SPAR Marketing Companies for the nine months ended December 31, 1998, and $4.1 million for the 12 months ended December 31, 1999. Under the terms of the Field Service Agreement, SMS will continue to provide the services of approximately 2,300 field representative and through SMSI will provide 37 regional and district managers to the SPAR Marketing Companies as they may request from time to time, for which SPAR has agreed to pay SMS for all of its costs of providing those services plus 4%. However, SMS may not charge any SPAR Company for any past taxes or associated costs for which the SAI Principals have agreed to indemnify the SPAR Companies.

         SMS is currently engaged in a dispute with the Internal Revenue Service over the independent contractor status of its field personnel. See Note 8 the Financial Statements.

         SIT provided computer programming services to SMF at a total cost of $0 to SMF in the fiscal year ended March 31, 1998, and at a total cost of $0 to SMF for the nine months ended December 31, 1998 and $608,000 for the year ended December 31, 1999. Under the terms of the programming agreement between SMF and SIT effective as of October 1, 1998 (the "Programming Agreement"), SIT continues to provide programming services to SMF as SMF may request from time to time, for which SMF has agreed to pay SIT competitive hourly wage rates and to reimburse SIT's out-of-pocket expenses. See Note 10 to the Financial Statements.

         In July 1999, SMF, SMS and SIT entered into a Software Ownership Agreement with respect to Internet job scheduling software jointly developed by such parties. In addition, STM, SMS and SIT entered into trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT and SMS for their continued use of the name "SPAR" and certain other trademarks and related rights transferred to STM in connection with the Merger.

         In the event of any material dispute in the business relationships between SPAR, SMS, SMSI, or SIT, or in the course of pursuing SMS' independent contractor/employee dispute with the IRS, it is possible that Messrs. Brown and Bartels may have one or more conflicts of interest with respect to these relationships and dispute that could have a material adverse effect on SPAR Group, Inc. See Note 8 to the Financial Statements.

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


           Notes to Financial Statements                                                      F-6

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

            10.15++ Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among IBJ Whitehall
                        Business Credit Corporation with SPAR Marketing Force,
                        Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail
                        Services, Inc., SPAR Incentive Marketing, Inc., SPAR
                        Trademarks, Inc., SPAR MCI Performance Group, Inc., SPAR
                        Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR
                        Acquisition, Inc., PIA Merchandising, Co., Inc., Pacific
                        Indoor Display Co., Inc., and Pivotal Sales Company dated as of September 22, 1999.

            10.16++ Waiver and Amendment No. 1 ("Amendment") is entered into as of December 8, 1999, by and between SPAR Marketing
                        Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services,
                        Inc., SPAR Group, Inc., SPAR Incentive Marketing, Inc.,
                        SPAR Trademarks, Inc., SPAR Performance Group, Inc.
                        (f/k/a SPAR MCI Performance Group, Inc.), SPAR
                        Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR
                        Acquisition, Inc., PIA Merchandising Co., Inc., Pacific
                        Indoor Display Co., Inc. and Pivotal Sales Company (each a "Borrower" and collectively, the "Borrowers") and IBJ
                        Whitehall Business Credit Corporation ("Lender").

            10.17** Service Agreement dated as of January 4, 1999 by and between SPAR Marketing Force, Inc. and SPAR Marketing
                        Services, Inc.

            10.18** Business Manager Agreement dated as of July 8, 1999 by and between SPAR Marketing Force, Inc. and SPAR
                        Marketing Services, Inc.

            21.1++      Subsidiaries of the Company

            23.1++      Consent of Ernst & Young LLP

            27.1++      Financial Data Schedule

            +           Previously filed with initial Form 10-K for the fiscal
                        year ended January 1, 1999.
            ++          Previously filed with Form 10-K for the fiscal year
                        ended December 31, 1999.
            *           Management contract or compensatory plan or arrangement
                        required to be filed as an exhibit pursuant to
                        applicable rules of the Securities and Exchange
                        Commission.
            **          Filed herewith.


(B)      REPORTS ON FORM 8-K.

         Form 8-K dated July 8, 1999 and filed with the Commission on July 23, 1999. Form 8-K/A dated July 8, 1999 and filed with the Commission on September 20, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SPAR GROUP, INC.


May 1, 2000                                By:      /s/ Charles Cimitile
                                                    -----------------------
                                                    Charles Cimitile
                                                    Chief Financial Officer

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

            10.15++ Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among IBJ Whitehall Business Credit Corporation with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR MCI Performance Group, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., PIA Merchandising, Co., Inc., Pacific Indoor Display Co., Inc., and Pivotal Sales Company dated as of September 22, 1999.

            10.16++ Waiver and Amendment No. 1 ("Amendment") is entered into as of December 8, 1999, by and between SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Group, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Performance Group, Inc. (f/k/a SPAR MCI Performance Group, Inc.), SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co., Inc. and Pivotal Sales Company (each a "Borrower" and collectively, the "Borrowers") and IBJ Whitehall Business Credit Corporation ("Lender").

            10.17** Service Agreement dated as of January 4, 1999 by and between SPAR Marketing Force, Inc. and SPAR Marketing Services, Inc.

            10.18** Business Manager Agreement dated as of July 8, 1999 by and between SPAR Marketing Force, Inc. and SPAR Marketing Services, Inc.

            21.1++      Subsidiaries of the Company

            23.1++      Consent of Ernst & Young LLP

            27.1++      Financial Data Schedule

            +           Previously filed with initial Form 10-K for the fiscal
                        year ended January 1, 1999.
            ++          Previously filed with Form 10-K for the fiscal year
                        ended December 31, 1999.
            *           Management contract or compensatory plan or arrangement
                        required to be filed as an exhibit pursuant to
                        applicable rules of the Securities and Exchange
                        Commission.
            **          Filed herewith.