Form 10-Q
period 2000-03-31
SPAR GROUP INC
filed 2000-05-22
CIK 1004989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange Act
                                    of 1934

               For the first quarterly period ended March 31, 2000

                         Commission file number: 0-27824

                                SPAR GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      33-0684451
    State of Incorporation                    IRS Employer Identification No.


         580 White Plains Road, Sixth Floor, Tarrytown, New York, 10591
          (Address of principal executive offices, including zip code)




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


    On May 12, 2000 there were 18,175,800 shares of Common Stock outstanding.

                                SPAR Group, Inc.

                                      Index

PART I:           FINANCIAL INFORMATION

Item 1:               Financial Statements
                      Condensed Consolidated and Combined Balance Sheets
                      As of March 31, 2000 and December 31, 1999.......................................3

                      Condensed Consolidated and Combined Statements of Operations
                      Three Months Ended March 31, 2000 and March 31, 1999.............................4

                      Condensed Consolidated Statements of Cash Flows
                      Three Months Ended March 31, 2000 and March 31, 1999.............................5

                      Notes to Condensed Financial Statements..........................................6

Item 2:               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............................................13

Item 3:               Quantitative and Qualitative Disclosures About Market Risk........................18

PART II:          OTHER INFORMATION

                        Item 1:  Legal Proceedings......................................................19

                        Item 2:  Changes in Securities and Use of Proceeds..............................20

                        Item 3:  Defaults upon Senior Securities........................................20

                        Item 4:  Submission of Matters to a Vote of Security Holders....................20

                        Item 5:  Other Information......................................................20

                        Item 6:  Exhibits and Reports on Form 8-K.......................................21

SIGNATURES..............................................................................................24


PART I:.FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 SPAR GROUP INC.

               Condensed Consolidated and Combined Balance Sheets
                  (unaudited) (In thousands, except share data)

                                                                             MARCH 31,      DECEMBER 31,
                                                                               2000            1999
                                                                          ---------------------------------
ASSETS                                                                      (Unaudited)        (Note)
Current assets:
   Cash and cash equivalents                                              $      1,314    $      2,074
   Accounts receivable, net                                                     28,444          28,858
   Prepaid expenses and other current assets                                       499           1,134
   Prepaid program costs                                                         3,747           2,777
   Investment in affiliate                                                           -             710
                                                                          ---------------------------------
Total current assets                                                            34,004          35,553

Property and equipment, net                                                      3,528           3,459
Goodwill and other intangibles, net                                             23,419          23,767
Other assets                                                                       309             308
                                                                          ---------------------------------
Total assets                                                              $     61,260    $     63,087
                                                                          =================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) Current liabilities:

   Line of credit and notes payable                                       $      1,225    $        857
   Accounts payable                                                              8,825           7,419
   Accrued expenses and other current liabilities                                8,541           9,954
   Deferred revenue                                                              5,880           6,341
   Restructuring and other charges                                               4,857           5,404
   Due to affiliates                                                                 -             178
   Due to certain stockholders                                                   3,721           3,847
   Note payable to MCI                                                               -           1,045
   Current portion of long-term debt                                             1,147           1,147
                                                                          ---------------------------------
Total current liabilities                                                       34,196          36,192

Line of credit and long-term liabilities, net of current portion                13,722          14,009
Long-term debt due to certain stockholders                                       2,040           2,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none                                            -               -
Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares - 18,175,348 as of March 31, 2000               182             182
   Additional paid-in capital                                                   10,095          10,095
   Retained earnings                                                             1,025             609
                                                                          ---------------------------------
Total stockholders' equity                                                      11,302          10,886
                                                                          ---------------------------------
Total liabilities and stockholders' equity                                $     61,260    $     63,087
                                                                          =================================

Note: The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements

See accompanying notes.

                                SPAR Group, Inc.

          Condensed Consolidated and Combined Statements of Operations
                (unaudited) (In thousands, except per share data)

                                                                                 THREE MONTHS              THREE MONTHS
                                                                                    ENDED                     ENDED
                                                                                  MARCH 31,                 MARCH 31,
                                                                                      2000                    1999
                                                                             ------------------------------------------------
Net revenues                                                                 $      32,447           $           21,637
Cost of revenues                                                                    22,473                       14,373
                                                                             ------------------------------------------------
Gross profit                                                                         9,974                        7,264

Selling, general and administrative expenses                                         8,768                        4,780
Depreciation and amortization                                                          801                          171
                                                                             ------------------------------------------------
Operating income                                                                       405                        2,313

Interest expense                                                                       456                          416
Other (income) expense                                                                (790)                         (45)
                                                                             ------------------------------------------------
Income before provision for income taxes                                               739                        1,942

Provision for income taxes                                                             323                            -
                                                                             ------------------------------------------------
Net income                                                                   $         416           $            1,942
                                                                             ================================================

Unaudited pro forma information:
   Income before income tax provision                                        $         739           $            1,942
   Actual/Pro forma income tax provision                                               323                          716
                                                                             ------------------------------------------------
   Actual/Pro forma net income                                               $         416           $            1,226
                                                                             ================================================

   Actual/Pro forma basic earnings per share                                 $        0.02           $             0.10
                                                                             ================================================
   Actual/Pro forma basic weighted average common
     shares                                                                         18,165                       12,655
                                                                             ================================================

   Actual/Pro forma diluted earnings per share                               $        0.02            $            0.10
                                                                             ================================================

   Actual/Pro forma diluted weighted average common
     shares                                                                         18,294                       12,789
                                                                             ================================================

See accompanying notes.

                                SPAR Group, Inc.

          Condensed Consolidated and Combined Statements of Cash Flows
                           (unaudited) (In thousands)

                                                                        THREE                THREE
                                                                        MONTHS               MONTHS
                                                                        ENDED                ENDED
                                                                      MARCH 31,            MARCH 31,
                                                                         2000                 1999
                                                                   -----------------    -----------------
OPERATING ACTIVITIES
Net income                                                               $  416               $1,942
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation                                                           392                   66
     Amortization                                                           409                  179
     Gain on sale of affiliate                                             (790)                   -
     Changes in operating assets and liabilities:
       Accounts receivable                                                  414               (2,284)
       Prepaid expenses and other current assets                           (336)                 408
       Due from affiliates                                                 (178)                 (27)
       Accounts payable, accrued expenses and other current
         liabilities                                                         (7)               2,604
       Restructuring charges                                               (547)                   -
       Deferred revenue                                                    (461)              (3,668)
                                                                   -----------------    -----------------
Net cash used in operating activities                                      (688)                (780)

INVESTING ACTIVITIES

Purchases of property and equipment                                        (461)                (280)
Goodwill                                                                    (61)                   -
Purchase of businesses, net of cash acquired                                  -                  738
Sale of investment in affiliate                                           1,500                    -
                                                                   -----------------    -----------------
Net cash provided by investing activities                                   978                  458

FINANCING ACTIVITIES

Net proceeds from line of credit                                            368                 (962)
Due to (from) certain stockholders                                          (86)               2,322
Net payments of long term debt due to SPAR Marketing Services, Inc.           -                 (686)
Payments of note payable MCI                                             (1,045)              (1,625)
Payment of other long-term debt                                            (287)               3,218
Distributions to certain stockholders                                         -                 (874)
                                                                   -----------------    -----------------
Net cash provided by (used in) financing activities                      (1,050)               1,393
                                                                   -----------------    -----------------

Net increase (decrease) in cash                                            (760)               1,071
Cash at beginning of period                                               2,074                  910
                                                                   -----------------    -----------------
Cash at end of period                                                    $1,314               $1,981
                                                                   =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                           $   342              $   281
                                                                   =================    =================

Non-cash transactions:
   Distributions payable to certain stockholders                       $      -               $2,500
                                                                   =================    =================

See accompanying notes.

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)

1.      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated and combined financial statements of the Company and its subsidiaries (collectively, the "SPAR Group") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the combined financial statements and notes thereto for the Company as contained in Form 10-K and 10K/A for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRO FORMA EARNINGS PER SHARE

         Pro forma basic earnings per share amounts are based upon the weighted average number of common shares outstanding. Pro forma diluted earnings per share amounts are based upon the weighted average number of common and potential common shares for each period represented. Potential common shares include stock options, using the treasury stock method. The pro forma basic and pro forma diluted earnings per share amounts for periods prior to July 8, 1999 are based upon 12,655,000 shares, although these shares were issued on July 9, 1999, as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 (SAB 98).

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

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                             (unaudited) (continued)

RECLASSIFICATIONS

         Certain amounts presented for the period ended March 31, 1999 have been reclassified to conform to the 2000 presentations.

3.      BUSINESS COMBINATIONS

MCI ACQUISITION

         On January 15, 1999, SPAR Performance Group, Inc. ("SPGI"), acquired substantially all the business and assets (the "MCI Acquisition") of BIMA Group, Inc., a Texas corporation formerly known as MCI Performance Group, Inc. ("MCI"), pursuant to their Asset Purchase Agreement dated as of December 23, 1998, as amended (the "MCI Purchase Agreement"). The transaction was accounted for as a purchase and consisted of consideration of $1.8 million cash, an $8.8 million note (as amended) payable to MCI (the "MCI Note") and the assumption of certain agreed-upon liabilities (the "MCI Purchase Price").

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

PIA REVERSE MERGER

         On July 8, 1999, SG Acquisition, Inc., a Nevada corporation ("PIA Acquisition"), a wholly-owned subsidiary of PIA Merchandising Services, Inc., a Delaware corporation ("PIA Delaware"), merged into and with SPAR Acquisition, Inc., a Nevada corporation ("SAI") (the "Merger") pursuant to the Agreement and Plan of Merger dated as of February 28, 1999, as amended (the "Merger
Agreement"), by and among (i) PIA Delaware, PIA Merchandising Co., Inc., a California corporation ("PIA California"), and PIA Acquisition (collectively, the "PIA Parties"), and (ii) SAI, SPAR Marketing, Inc., a Delaware corporation ("SMI"), SPAR Marketing Force, Inc., a Nevada corporation ("SMF"),

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                             (unaudited) (continued)

SPAR Marketing, Inc., a Nevada corporation ("SMNEV"), SPAR, Inc., a Nevada corporation ("SINC"), SPAR/Burgoyne Retail Services, Inc., an Ohio corporation ("SBRS"), SPAR Incentive Marketing, Inc., a Delaware corporation ("SIM"), SPAR Performance Group, Inc., a Delaware corporation ("SPGI") and SPAR Trademarks, Inc., a Nevada corporation ("STM") (each a "SPAR Company" and collectively, the "SPAR Companies").

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

         The goodwill that resulted from the Merger was calculated after giving effect to the merger costs of the PIA Companies totaling $2.4 million and the anticipated restructuring costs that are directly related to the Merger totaling $7.4 million (see Note 5, below). The excess purchase price deemed paid by the SPAR Companies for the assets of the PIA Companies over the fair value of those assets was $11.7 million and is being amortized using the straight-line method over 15 years.

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                             (unaudited) (continued)

3.       BUSINESS COMBINATIONS (CONTINUED)

BUSINESS COMBINATIONS - RESULTS AS IF THE ACQUISITIONS HAD OCCURRED ON JANUARY 1, 1999

         In accordance with generally accepted accounting principles, the operating results of SPGI and the PIA Companies have been included in the condensed consolidated statements of operations from the dates of the respective acquisitions. The unaudited results below (not included in the consolidated and combined statements) are computed on a pro forma basis as if the acquisitions occurred at the beginning of each of the periods ended March 31, 2000 and 1999 (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                       MARCH 31,           MARCH 31,
                                                                         2000                 1999
                                                                 ------------------------------------------
   Net revenues                                                  $         32,447     $         44,028
                                                                 ==========================================

   Operating income                                              $            405     $          1,391
                                                                 ==========================================

   Actual/Pro forma net (loss) income                            $            416     $         (1,736)
                                                                 ==========================================

   Actual/Pro forma basic (loss) earnings per share              $            .02     $           (.10)
                                                                 ==========================================

   Actual/Pro forma diluted (loss) earnings per share            $            .02     $           (.10)
                                                                 ==========================================

   Basic weighted average common shares                                    18,165               18,136
                                                                 ==========================================

   Diluted weighted average common shares                                  18,294               18,136
                                                                 ==========================================

         The above pro forma statements of operations reflect incremental amortization of goodwill, interest expense, increases in bonuses to new SPGI management and provisions for federal and state income taxes.

         The above pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

4.      SEGMENTS

         Utilizing the management approach, the SPAR Group has broken down its business based upon the nature of services provided (i.e., merchandising services and incentive marketing services). The Merchandising Services Division consists of SMI (an intermediate holding company), SMF, SMNEV,

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                             (unaudited) (continued)

SBRS and SINC (collectively, the "SPAR Marketing Companies") and the PIA Companies (see Note 3). The Incentive Marketing Division consists of each of SIM (an intermediate holding company) and SPGI (see Note 3). Merchandising services generally consist of regularly scheduled, routed services provided at the stores for a specific retailer or multiple manufacturers primarily under multiple year contracts. Services also include stand-alone large scale implementations. These services may include activities such as ensuring that clients' products authorized for distribution are in stock and on the shelf, adding in new products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of clients' products, selling new product and promotional items. Specific in-store services can be initiated by retailers and manufacturers, such as new product launches, special  seasonal or  promotional  merchandising,  focused  product  support and product recalls. These services are used typically for large-scale implementations over 30 days. The Merchandising Services Division of the SPAR Group also performs other project services, such as new store sets and existing store resets, re-merchandising, remodels and category implementations, multi-year shared service contracts or stand-alone project contracts.

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

                       MERCHANDISING SERVICES         INCENTIVE MARKETING                 TOTAL
                         THREE MONTHS ENDED           THREE MONTHS ENDED           THREE MONTHS ENDED
                     ---------------------------- ---------------------------- ----------------------------
                       MARCH 31      MARCH 31       MARCH 31,     MARCH 31       MARCH 31      MARCH 31
                         2000          1999           2000          1999           2000          1999
                     ---------------------------- ---------------------------- ----------------------------
   Net revenues          $24,682       $10,245         $7,765    $ 11,391           $32,447      $21,637
   Cost of revenues       16,523         5,372          5,950       9,001            22,473       14,373
                     ---------------------------- ---------------------------- ----------------------------
   Gross profit            8,159         4,873          1,815       2,391             9,974        7,264

   SG&A                    6,869         3,586          1,899       1,194             8,768        4,780
                     ---------------------------- ---------------------------- ----------------------------
   EBITDA               $  1,290      $  1,287      $     (84)   $  1,197        $    1,206     $  2,484
                     ============================ ============================ ============================
   Net income (loss)        $844        $1,112          $(428)       $830              $416       $1,942
   Total Assets          $49,619       $13,078        $11,641     $21,064           $61,260      $34,142
                     ============================ ============================ ============================

         In March 2000, the Company established its Internet Division to separately market its applications, software products and services. As the division develops, we anticipate separately reporting information regarding this segment.

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                             (unaudited) (continued)

5.      RESTRUCTURING AND OTHER CHARGES

         In connection with the PIA Merger, the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructuring costs are composed of committed costs required to integrate the SPAR Companies and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings.

         The SPAR Group recognized termination costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Business Combination.

         The following table displays a roll-forward of the liabilities for restructuring and other charges from December 31, 1999 to March 31, 2000 (in thousands):

                                                   DECEMBER 31,                               MARCH 31,
                                                      1999           QUARTER ENDED              2000
                                                 RESTRUCTURING AND   MARCH 31, 2000       RESTRUCTURING AND
                                                   OTHER CHARGES        DEDUCTIONS         OTHER CHARGES
                                                -----------------------------------------------------------
   Type of cost:
     Employee separation                               $1,115            $   474             $   641
     Equipment lease settlements                        2,747                 60               2,687
     Office lease settlements                           1,542                 13               1,529
                                                -----------------------------------------------------------
                                                       $5,404            $   547              $4,857
                                                ===========================================================

         Management believes that the remaining reserves for restructuring are adequate to complete its plan.

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                             (unaudited) (continued)


6.      EARNINGS PER SHARE

         The following table sets forth the computations of pro forma basic and diluted earnings per share (in thousands, except per share data):


                                                              THREE MONTHS    THREE MONTHS
                                                                  ENDED           ENDED
                                                                 MARCH 31,       MARCH 31,
                                                                   2000            1999
                                                          ---------------------------------
   Numerator:
     Actual/Pro forma net income                                   $416        $  1,226
                                                          =================================

   Denominator:
     Shares used in pro forma basic earnings per share
       calculation1                                              18,165          12,655

     Effect of diluted securities:
       Employee stock options                                       129             134
       Warrants                                                       -               -
                                                          ---------------------------------
     Shares used in pro forma diluted earnings per share
        calculations1                                            18,294          12,789
                                                          =================================

   Actual/Pro forma basic earnings per share1                    $ 0.02          $ 0.10
                                                          =================================

   Actual/Pro forma diluted earnings per share1                  $ 0.02          $ 0.10
                                                          =================================

   1 The pro forma basic and pro forma diluted earnings per share amounts are based upon 12,655,000 shares on January 1, 1999, although these shares were issued on July 9, 1999, as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 (SAB 98).

7. OTHER INCOME

         In January 2000, the Company sold its investment in an affiliate for approximately $1.5 million. The sale resulted in a gain of approximately $790,000, which is included in other income.

                                SPAR Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
--------------------------

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular, the statements about the SPAR Group's plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the SPAR Group believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q are set forth in this Quarterly Report on Form 10-Q. All forward-looking statements attributable to the SPAR Group or persons acting on its behalf are expressly qualified by the cautionary statements contained in this Quarterly Report on Form 10-Q.

         The SPAR Group does not undertake any obligation to update or revise any forward-looking statement or risk factor or to publicly announce any revisions to any of them to reflect future events, developments or circumstances

OVERVIEW
--------

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

         According to Generally Accepted Accounting Principles, upon an acquisition, the acquired company's results of operations are not included in the acquirer's results of operations prior to the date of acquisition. The SPAR companies acquired substantially all of the assets of BIMA on January 16, 1999 (the "MCI Acquisition"). (See Notes 2 and 3 to the Condensed Financial Statements.) Under GAAP, the SPAR/PIA merger completed on July 9, 1999 was deemed to be an acquisition of PIA by SPAR. (See Notes 2 and 3 to the Condensed Financial Statements). Therefore, the following discussions include only the results of SPGI subsequent to January 15, 1999 and the results of PIA subsequent to July 8, 1999.

                                SPAR Group, Inc.

         During the third quarter of 1999, the SPAR Group restructured its operations by integrating the SPAR Marketing Companies and the PIA Companies' field organizations and consolidating administrative functions where possible to achieve beneficial synergies and cost savings. Although significant cost savings were achieved during the third and fourth quarters of 1999 and the first quarter of 2000, not all synergistic programs had been implemented, and further cost savings are expected to be achieved in the second quarter of 2000.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999
-------------------------------------------------------------------------------

NET REVENUES
------------

         The following table sets forth net revenues by division as a percentage of net revenues for the periods indicated:

                                                                       Quarter Ended
                                              -----------------------------------------------------------------
                                                   March 31, 2000               March 31, 1999         Change
                                              -----------------------------------------------------------------
(amounts in millions)                          Amount           %           Amount           %             %
                                              ---------     ----------    ----------    ----------     --------

Merchandising Services net revenues            $24.7          76.2%         $10.2          47.2%         142.2%
Incentive Marketing net revenues                 7.7          23.8           11.4          52.8%         (32.5)
                                              ---------     ----------    ----------    ----------
Net Revenue                                    $32.4         100.0%         $21.6         100.0%          50.0%
                                              =========     ==========    ==========    ==========      ========

         Net revenues for the quarter ended March 31, 2000 increased from the comparable period of 1999 due principally to the acquisition of the PIA Companies. All of the net revenues derived from the acquisition of the PIA Companies were included in the quarter ended March 31, 2000 with no comparable PIA revenues in the quarter ended March 31, 1999. For the first quarter of 2000, net revenues were $32.4 million compared to $21.6 million in the first quarter of 1999, a 50.0% increase.

         Merchandising services net revenues for the quarter ended March 31, 2000 were $24.7 million, compared to $10.2 million in the quarter ended March 31, 1999, a 142.2% increase. The increase in net revenues is primarily attributed to the inclusion of $13.5 million of net revenues of the PIA Companies' merchandising operations since their acquisition. In addition, the SPAR Companies merchandising net revenues increased by $1.0 million due to additional customers.

         Incentive marketing net revenues for the quarter ended March 31, 2000 were $7.7 million, compared to $11.4 million for the quarter ended March 31, 1999, a reduction of 32.5% primarily due to a decrease in project revenue.

                                SPAR Group, Inc.

COST OF REVENUES
----------------

         The following table sets forth cost of revenues by division as a percentage of net revenues for the periods indicated:

                                                                       Quarter Ended
                                              -----------------------------------------------------------------
                                                   March 31, 2000               March 31, 1999         Change
                                              -------------------------- ----------------------------- --------
(amounts in millions)                          Amount           %          Amount           %             %
                                              ---------     ----------    ----------    ----------     --------

Direct Supervision                            $ 2.0          6.2%         $ 0.9           4.2%           122.2%
Merchandising Costs                            20.5         63.1           13.5          62.2             51.9
                                              ---------     ----------    ---------     ----------
Total cost of revenues                        $22.5          69.3%        $14.4          66.4%            56.3%
                                              =========     ==========    =========     ==========       ==========

         Cost of revenues for the quarters ended March 31, 2000 and March 31, 1999 were $22.5 million and $14.4 million, respectively. Cost of revenues for the quarter ended March 31, 2000 was 69% of net revenues, compared to 66% in 1999. The increase in cost of revenues, as a percentage of net revenues, in the quarter ended March 31, 2000 over 1999 is primarily attributable to the higher labor cost structure of the PIA Companies field organization. The SPAR Group has taken steps to control and improve gross profits and has implemented synergy plans to control direct costs (see Restructuring and Other Charges, Note 5 to the Condensed Financial Statements).

OPERATING EXPENSES
------------------

         The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                                       Quarter Ended
                                              -----------------------------------------------------------------
                                                   March 31, 2000               March 31, 1999         Change
                                              -------------------------- ----------------------------- --------
(amounts in millions)                          Amount           %          Amount           %             %
                                              ---------     ----------    ----------    ----------     --------
Selling, general  & administrative expenses   $8.8           27.1%        $4.7           21.8%          87.2%
Depreciation & amortization                    0.8            2.6           .2            1.1          300.0
                                              ---------     ----------    ---------     ----------
Total Operating Expenses                      $9.6           29.6%        $4.9           22.9%          95.9%
                                              =========     ==========    =========     ==========     ========

         Selling, general and administrative expenses increased by 87.2% in the first quarter of 2000 to $8.8 million compared to $4.7 million in the same period of 1999. This increase was due primarily to the inclusion of the PIA Companies general and administrative costs for the entire quarter totaling $3.5 million coupled with an increase in SPGI general and administration costs of $0.7 million.

         Depreciation and amortization increased by $0.6 million in the first quarter of 2000 due primarily to the amortization of goodwill recognized by the acquisition of the PIA Companies and the MCI Acquisition by the SPAR Group.

                                SPAR Group, Inc.

OTHER EXPENSES
--------------

         Interest expense increased in the first quarter of 2000 due to higher weighted average borrowing rates in 2000.

ACTUAL/PRO FORMA INCOME TAXES
-----------------------------

         The income tax provision in the first quarter of 2000 represents a combined federal and state income tax rate of 44%. The pro forma income tax provision in the first quarter of 1999 is computed using a combined federal and state income tax rate of 36.9% of taxable income.

ACTUAL/PRO FORMA NET INCOME
---------------------------

         The SPAR Group had net income of $0.4 million in the first quarter of 2000 or $0.02 per basic and diluted share compared to pro forma net income of $1.2 million or $0.10 per pro forma basic and diluted share in the corresponding period in 1999. The Company is currently consolidating and restructuring the operations of SPAR Group to reduce labor costs and administrative costs (see Restructuring and Other Charges, Note 5 to the Condensed Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         In the three months ended March 31, 2000, the SPAR Group had pre-tax income of $0.7 million and experienced a negative operating cash flow of $0.7 million. As previously noted, the Merger with PIA was consummated on July 8, 1999. The Merger has reduced fixed costs and created synergies directly impacting the SPAR Group's profitability and cash flow. Management expects that further cost reductions and synergies will be realized in 2000.

         The SPAR Group experienced a net decrease in cash and cash equivalents of $0.8 million for the three months ended March 31, 2000. With the existing revolving line of credit, subject to availability, timely collection of receivables, and the SPAR Group's current working capital position, management believes that liquidity and capital resources over the next twelve months will be sufficient to maintain ongoing operations.

Debt

         In 1999, IBJ Whitehall and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement (the "Bank Loan Agreement"), pursuant to which the Borrowers are permitted to borrow up to a maximum of $14 million on a revolving credit basis, and $2.5 million on a term basis (the "Term Loan"). The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate I" plus one-half of one percent (0.50%) (a total of 10.0% per annum at March 31, 2000), and the Term Loan bears interest at such

                                SPAR Group, Inc.

"Alternate Base Rate II" plus three-quarters of one percent (0.75%) (a total of 10.5% per annum at March 31, 2000). The Bank Loan Agreement's revolving credit loans of $1.5 million and $12.5 million are scheduled to mature on June 30, 2000, and September 21, 2002, respectively. The Term Loan amortizes in equal monthly installments of $83,334 each. In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow, as defined in the Bank Loan Agreement, for each fiscal year, to be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). The facility is secured with the assets of the SPAR Group.

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

         The balance outstanding on the revolving line of credit was $13.7 million and $13.3 million at March 31, 2000 and December 31, 1999, respectively. As of March 31, 2000, the SPAR Group had unused availability under the line of credit to borrow up to an additional $300,000.

Cash and Cash Equivalents

         Net cash used by operating activities for the three months ended March 31, 2000, of $0.7 million was consistent with net cash used of $0.8 million for the three months ended March 31, 1999.

         Net cash provided from investing activities for the three months ended March 31, 2000, was $1.0 million, compared with $0.5 million for the three months ended March 31, 1999. Net cash provided from investing activities was primarily due to a sale of an investment offset by purchases of property and equipment.

         Net cash used in financing activities for the three months ended March 31, 2000, was $1.1 million, compared with net cash provided by financing activities of $1.4 for the three months ended March 31, 1999. The net cash used in financing activities was primarily due to the payment of the MCI Note payable.

         The above activity resulted in a net decrease in cash and cash equivalents of $0.8 million for the three months ended March 31, 2000, compared to a net increase of $1.1 million for the three months ended March 31, 1999.

                                SPAR Group, Inc.

         Cash and cash equivalents totaled $1.3 million at March 31, 2000, compared with $2.1 at December 31, 1999. At March 31, 2000, the Company had negative working capital of $192,000 as compared to negative working capital at December 31, 1999 of $639,000, and current ratios of 1.0 and 1.0 as of March 31, 2000, and December 31, 1999, respectively.

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

         At March 31, 2000, The SPAR Group is obligated, under certain circumstances, to pay severance compensation to its employees and other costs in connection with the Merger of approximately $4.9 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation of approximately $1.3 million. The SPAR Group has also accrued approximately $2.4 million for expenses incurred by PIA prior to the Merger, which have not been paid. Management believes the current bank credit facilities are sufficient to fund operations and working capital, including the current maturities of debt obligations, but may not be sufficient to reduce obligations of the Merger with PIA. The Company is currently negotiating with its bank for an increase in its credit facility to meet the non-operational credit needs and is also working to secure additional long-term capital. However, there can be no assurances that the Company will be successful in these negotiations.

         Certain former principal stockholders of the SPAR Companies each made loans to certain SPAR Companies in the aggregate amount of $4.3 million to facilitate the acquisition of the assets of Old MCI. These stockholders also were owed $1.9 million in unpaid distributions relating to the former status of certain of the operating SPAR Companies as Subchapter S Corporations. Those
amounts  were   converted  into   promissory   notes  issued  to  these  certain
stockholders severally by SMF, SINC and SPGI prior to the Merger, which aggregated $6.2 million. As of March 31, 2000, a total of $5.6 million remained outstanding under these notes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The SPAR Group is exposed to market risk related to the variable interest rate on the line of credit and term note and the variable yield on its cash and cash equivalents. The SPAR Group's accounting policies for financial instruments and disclosures relating to financial instruments require that the SPAR Group's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long term debt. The SPAR Group considers carrying amounts of current assets and liabilities in the condensed consolidated financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of long-term debt approximate fair value because the obligation bears interest at a floating rate. The SPAR Group monitors the risks associated with interest rates and financial instrument
positions.   The  SPAR  Group's

                               SPAR Group, Inc.

investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         Pursuant to that certain Asset Purchase Agreement dated as of December 22, 1998, among BIMA Group, Inc. (f/k/a MCI Performance Group, Inc.) ("BIMA"), John H. Wile, SPAR Performance Group, Inc.(f/k/a SPAR MCI Performance Group, Inc.) ("SPGI"), and a company formerly known as SPAR Group, Inc., as amended by the First Amendment thereto dated as of January 15, 1999, Second Amendment dated as of September 22, 1999 (the "Second Amendment"), and Third Amendment dated as of October 1, 1999 (the "Third Amendment"), SPGI would be obligated to pay "Earn-Out Consideration" to BIMA if BIMA met certain financial performance criteria as set forth therein. SPGI has fully paid the amount outstanding under the Promissory Note pursuant to the Asset Purchase Agreement with respect to the original purchase price, as adjusted by the Second Amendment. Based upon the unaudited balance sheet of BIMA as of January 15, 1999, SPGI estimates that no "Earn-Out Consideration" is due to BIMA. BIMA has asserted that it is owed approximately $5,000,000 in Earn-Out Consideration, but such Earn-Out Consideration calculation has not been agreed to by SPGI. If the parties cannot agree upon such amount, BIMA has threatened that legal proceedings may ensue with respect to this matter. If sued, SPGI would vigorously contest such matter. SPGI and BIMA intend to continue negotiations, and have orally agreed to use arbitrators (assuming mutually acceptable procedures can be adopted), in order to resolve such "Earn-Out Consideration" dispute.

                                SPAR Group, Inc.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

               Item 2(a): Not applicable
               -------------------------

               Item 2(b): Not applicable
               -------------------------

               Item 2(c): Not Applicable
               -------------------------

               Item 2(d): Use of Past Proceeds
               -------------------------------

               Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

ITEM 5: OTHER INFORMATION

               Not applicable.

                                SPAR Group, Inc.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

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

                     SPAR Group, Inc.

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

                     SPAR Group, Inc.

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

        10.17**    Service  Agreement  dated as of January 4, 1999 by
                   and between SPAR  Marketing  Force,  Inc. and SPAR
                   Marketing Services, Inc.
        10.18**    Business  Manager  Agreement  dated  as of July 8,
                   1999 by and between SPAR Marketing Force, Inc. and
                   SPAR Marketing Services, Inc.
        21.1++     Subsidiaries of the Company
        23.1++     Consent of Ernst & Young LLP
        27.0***    Financial Data Schedule

                    + Previously filed with initial Form 10-K for the fiscal year ended January 1, 1999.

                    ++ Previously filed with initial Form 10-K for the fiscal year ended December 31, 1999.

                    * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
                    ** Previously filed with Form 10-K/A for the fiscal year ended December 31, 1999
                    *** Filed herewith


        REPORTS ON FORM 8-K.
        None.

                                SPAR Group, Inc.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  May 22, 2000                   SPAR Group, Inc., Registrant


                                               By: /s/ Charles Cimitile
                                                  ----------------------------
                                                    Charles Cimitile
                                                    Chief Financial Officer
                                                      and Secretary

                                 EXHIBIT INDEX
                                 -------------
               EXHIBIT
               NUMBER          DESCRIPTION
               ------          -----------
               3.1 Certificate of Incorporation of SPAR Group, Inc., as amended. (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-80429) as filed with the Securities and Exchange Commission on December 14, 1995 (the "Form S-1") and to Exhibit 3.1 to the Company's Form 10-Q for the 3rd Quarter ended September 30, 1999).
               3.2            By-laws of PIA  (incorporated  by reference to the
                              Form S-1).
               4.1 Registration Rights Agreement entered into as of January 21, 1992 by and between RVM Holding Corporation. RVM/PIA, a California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverine (incorporated by reference to the Form S-1).
               10.1 1990 Stock Option Plan (incorporated by reference to the Form S-1).
               10.2 Amended and Restated 1995 Stock Option Plan (incorporated by reference of Exhibit 10.2 to the Company's Form 10-Q for the 2nd Quarter ended July 3, 1998).
               10.3 1995 Stock Option Plan for Non-employee Directors (incorporated by reference to the Form S-1).
               10.4+* Employment Agreement dated as of June 25, 1997 between PIA and Terry R. Peets (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the 2nd Quarter ended June 30, 1997)
               10.5+* Severance Agreement dated as of February 20, 1998 between PIA and Cathy L. Wood (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the 1st Quarter ended April 30, 1998)
               10.6* Severance Agreement dated as of August 10, 1998 between PIA and Clinton E. Owens (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the 3rd Quarter ended October 2, 1998) SPAR Group, Inc.
               10.7+* Amendment No. 1 to Employment Agreement dated as of October 1, 1998 between PIA and Terry R. Peets.
               10.8+* Amended and Restated Severance Compensation Agreement dated as of October 1, 1998 between PIA and Cathy L. Wood.
               10.9+ Loan and Security Agreement dated December 7, 1998 among Mellon Bank, N.A., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and PIA.
               10.10+ Agreement and Plan of Merger dated as of February 28, 1999 among PIA, SG Acquisition, Inc., PIA Merchandising Co., Inc., SPAR Acquisition, Inc., SPAR Marketing, Inc., SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR MCI Performance Group, Inc. and SPAR Trademarks, Inc.
               10.11+ Voting Agreement dated as of February 28, 1999 among PIA, Clinton E. Owens, RVM/PIA, California limited partnership, Robert G. Brown and William
                              H. Bartels.
               10.12* Amendment No. 2 to Employment Agreement dated as of February 11, 1999 between PIA and Terry R. Peets (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q for the 2nd Quarter ended April 2, 1999).
               10.13 Special Purpose Stock Option Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999.
               10.14 Amendment No. 1 to Severance Agreement dated as of May 18, 1999 between the Company and Cathy L. Wood (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the 3rd Quarter ended September 30, 1999).
               10.15++ Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among IBJ Whitehall Business Credit Corporation with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR MCI Performance Group, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., PIA Merchandising, Co., Inc., Pacific Indoor Display Co., Inc., and Pivotal Sales Company dated as of September 22, 1999.

               10.16++        Waiver  and  Amendment  No.  1  ("Amendment")   is
                              entered  into  as of  December  8,  1999,  by  and
                              between SPAR Marketing  Force,  Inc.,  SPAR, Inc.,
                              SPAR/Burgoyne  Retail Services,  Inc., SPAR Group,
                              Inc.,   SPAR  Incentive   Marketing,   Inc.,  SPAR
                              Trademarks,  Inc., SPAR  Performance  Group,  Inc.
                              (f/k/a SPAR MCI  Performance  Group,  Inc.),  SPAR
                              Marketing,  Inc. (DE), SPAR Marketing,  Inc. (NV),
                              SPAR  Acquisition,  Inc., PIA  Merchandising  Co.,
                              Inc., Pacific Indoor Display Co., Inc. and Pivotal
                              Sales Company (each a "Borrower" and collectively,
                              the "Borrowers") and IBJ Whitehall Business Credit
                              Corporation ("Lender").
               10.17**        Service  Agreement  dated as of January 4, 1999 by
                              and between SPAR  Marketing  Force,  Inc. and SPAR
                              Marketing Services, Inc.
               10.18**        Business  Manager  Agreement  dated  as of July 8,
                              1999 by and between SPAR Marketing Force, Inc. and
                              SPAR Marketing Services, Inc.
               21.1++         Subsidiaries of the Company
               23.1++         Consent of Ernst & Young LLP
               27.0***        Financial Data Schedule

                            + Previously filed with initial Form 10-K for the fiscal year ended January 1, 1999.

                           ++ Previously filed with initial Form 10-K for the fiscal year ended December 31, 1999.

                            *      Management  contract or compensatory  plan or
                                   arrangement   required  to  be  filed  as  an
                                   exhibit  pursuant to applicable  rules of the
                                   Securities and Exchange Commission.
                            **     Previously  filed  with Form  10-K/A  for the
                                   fiscal year ended December 31, 1999
                            ***    Filed herewith