Form 10-K/A
period 1999-12-31
SPAR GROUP INC
filed 2000-06-29
CIK 1004989

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999


                         Commission file number 0-27824

                                SPAR GROUP, INC.

                  Delaware                                   33-0684451
(State or other jurisdiction of incorporation             (I.R.S. Employer
        or organization)                                 Identification No.)


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

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None.
================================================================================

INTRODUCTION

         This Form 10-K/A (Amendment No. 2) amends the 1999 Form 10-K as previously amended by Form 10-K/A (Amendment No. 1) by deleting Items 11, 12 and 13 from such form and substituting for such items the following replacements for Items 11, 12 and 13.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION OF SPAR GROUP, INC. EXECUTIVE COMPENSATION

         The following table sets forth all compensation received for services rendered to SPAR in all capacities for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.

                          SUMMARY COMPENSATION TABLE(1)

                                                                                                            LONG TERM
                                                                              ANNUAL COMPENSATION      COMPENSATION AWARDS
                                                                             ---------------------- ---------------------------
                                                                                                     SECURITIES     ALL OTHER
                                                            FISCAL                                  UNDERLYING   COMPENSATION(2)
NAME AND PRINCIPAL POSITIONS                                 YEAR            SALARY ($)   BONUS ($)  OPTIONS (#)        ($)
----------------------------                                 ----            ----------   ---------  -----------        ---
Robert G. Brown                                              1999                 7,500        --     765,972               --
     Chief Executive Officer, Chairman of                    1998               125,000        --          --              791
     the Board, President, and Director                      1997                46,756        --          --              553

William H. Bartels                                           1999                16,307        --     471,992               --
     Vice Chairman and Director                              1998                75,000        --          --            1,439
                                                             1997                85,089        --          --            1,724

James H. Ross                                                1999                99,327       12,408   92,665            2,187
     Treasurer                                               1998                80,535        1,710       --            1,897
                                                             1997                79,290       28,665       --            3,001

         ------------------------

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

                                           INDIVIDUAL GRANTS
                         ------------------------------------------------------
                                         PERCENT OF
                          NUMBER OF        TOTAL                                 POTENTIAL REALIZABLE VALUE AT
                         SECURITIES       OPTIONS      EXERCISE    EXPIRATION    ASSUMED ANNUAL RATES OF STOCK
                         UNDERLYING      GRANTED TO      PRICE        DATE      PRICE APPRECIATION FOR OPTION (4)
                          OPTIONS       EMPLOYEES IN    ($/SH)                   ---------------------------------
NAME                     GRANTED (#)    PERIOD (%)                                  5% ($)        10% ($)
-------------------------------------   ------------- ------------ ------------  ----------------- ---------------
Robert G. Brown           382,986(1)            16.7        5.500     07/08/09       3,267,753     4,966,835

                          382,986(2)            16.7        5.500     07/08/09       3,267,753     4,966,835

William H. Bartels        235,996(1)            10.3        5.500     07/08/09       1,830,536     2,782,331

                          235,996(2)            10.3        5.500     07/08/09       1,830,536     2,782,331

Charles Cimitile           75,000(1)             3.3        3.500     11/24/09         407,224       618,961

James H. Ross              40,000(1)             1.7        5.000     07/08/09         310,266       471,590

                           52,665(3)             2.3        0.010     07/08/09         408,504       620,907

------------

(1) All such options vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

(2) Options will vest in full at such time as the Company's stock price for the Company's common stock as reported on the Nasdaq SmallCap market, equals a price of $10.00 per share.

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

COMPENSATION OF DIRECTORS

         During the year ended December 31, 1999, SPAR paid to Mr. Aders and to Mr. Collins, a former director, an aggregate of $3,000 and $6,000, respectively, for services as members of the SPAR Board. Mr. Lewis received no compensation for his services as a director (other than the grant of options as described in the following paragraphs). Messrs. Aders, Collins and Lewis were also reimbursed for certain expenses in connection with their attendance at SPAR Board and committee meetings. During 1999, Mr. Aders was granted an option to purchase 10,000 shares of SPAR's common stock at an exercise price of $5.00 per share. The options vest ratably over a four-year period. Mr. Lewis was granted an option to purchase 1,500 shares of SPAR common stock at an exercise price of $5.00 per share. These options have a one-year vesting period. Compensation for each outside director consists of $3,000 per meeting they attend, up to four meetings per year and an additional $500 per meeting for special meetings, including telephone meetings. All travel related expenses for these meetings will also be reimbursed.

         SPAR's Compensation Committee administers the Nonemployee Directors Plan. Each member of the SPAR Board who is not otherwise an employee or officer of SPAR or any subsidiary of SPAR (each, an "Eligible Director") is eligible to participate in the Nonemployee Directors Plan. Directors who are consultants of, but not otherwise employees or officers of, SPAR are Eligible Directors.

         Under the Nonemployee Directors Plan, an option to purchase 1,500 shares of SPAR common stock is granted to each Eligible Director immediately following each annual meeting of stockholders of SPAR. Each option vests and becomes exercisable in full at the next annual meeting of stockholders. The maximum term of options granted under the Nonemployee Directors Plan is ten years and one day, subject to earlier termination following an optionee's cessation of service with SPAR. The exercise price of stock options granted under the Nonemployee Directors Plan will be the fair market value of the SPAR common stock on the date of grant.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                             NUMBER OF SHARES
TITLE OF CLASS NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIALLY OWNED   PERCENTAGE
-------------- ------------------------------------        --------------------   --------------
Common         Robert G. Brown(1)                            7,478,065(2)            38.7%
Shares


Common         William H. Bartels(1)                         4,873,022               25.2%
Shares


Common         J. Christopher Lewis                          160,977(3)                *
Shares         300 S. Grand Avenue, Suite 2900
               Los Angeles, California  90071


Common         James H. Ross(1)                              68,865(4)                 *
Shares


Common         Patrick W. Collins(1)                         7,500(5)                  *
Shares


Common         Richard J. Riordan                            1,209,922(6)             6.3%
Shares         300 S. Grand Avenue, Suite 2900
               Los Angeles, CA  90071



                                                             NUMBER OF SHARES
TITLE OF CLASS NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIALLY OWNED   PERCENTAGE
-------------- ------------------------------------        --------------------   --------------
Common         Heartland Advisors, Inc.                      1,522,500(7)             7.9%
Shares         790 North Milwaukee Street
               Milwaukee, Wisconsin  53202


Common         Executive Officers and Directors              12,588,429              65.1%
Shares


* Less than 1%

(1) The address of such owners is c/o SPAR Group, Inc. 580 White Plains Road, 6th Floor, Tarrytown, New York.
(2) Includes 1,800,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James
     R. Brown, Sr. and William H. Bartels is a trustee, and 180,000 shares held by a grantor trust for the benefit of certain other family members of Robert G. Brown over which each of Robert G. Brown, James R. Brown, Sr. and William H. Bartels is a trustee.
(3) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G (Amendment No. 1) dated February 10, 2000, filed by J. Christopher Lewis, Patrick C. Haden, Riordan Lewis & Haden, and RVM/PIA with the Securities and Exchange Commission on February 3, 2000. Includes 95,577 shares owned by Riordan Lewis & Haden ("RLH"). Mr. Lewis, a director of SPAR, may be deemed to share voting and investment power with respect to all such shares as a general partner of RLH. One other partner of RLH has voting power or investment power with respect to such shares. Also includes 7,000 shares issuable upon the exercise of options held by Mr. Lewis in connection with the Merger.
(4) Includes 52,665 shares issuable by in the money options as of December 31, 1999.
(5)  Includes 7,500 shares issuable upon the exercise of options.
(6) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G, dated February 10, 2000, filed by Richard
     J. Riordan with the Securities and Exchange Commission on February 3, 2000.
(7) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G (Amendment No. 6), dated January 27, 2000, filed by Heartland Advisors, Inc. with the Securities and Exchange Commission on February 3, 2000.

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

         SMS and SMSI (through SMS) provided field representative (through its independent contractor field force) and field management services to the SPAR Marketing Companies at a total cost of $6.2 million in the fiscal year ended March 31, 1998, and at a total cost of $4.8 million to the SPAR Marketing Companies for the nine months ended December 31, 1998, and $8.5 million for the 12 months ended December 31, 1999. Under the terms of the Field Service Agreement, SMS will continue to provide the services of approximately 2,300 field representative and through SMSI will provide 37 regional and district managers to the SPAR Marketing Companies as they may request from time to time, for which SPAR has agreed to pay SMS for all of its costs of providing those services plus 4%. However, SMS may not charge any SPAR Company for any past taxes or associated costs for which the SAI Principals have agreed to indemnify the SPAR Companies.

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

                                                  SPAR GROUP, INC.


June 29, 2000                                     By:   /s/ Charles Cimitile
                                                        -----------------------
                                                        Charles Cimitile
                                                        Chief Financial Officer