Form 10-Q
period 2000-06-30
SPAR GROUP INC
filed 2000-08-21
CIK 1004989

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the second quarterly period ended June 30, 2000

                         Commission file number: 0-27824

                                SPAR GROUP, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                      33-0684451
     State of Incorporation                      IRS Employer Identification No.


                580 White Plains Road, Tarrytown, New York, 10591
          (Address of principal executive offices, including zip code)



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

   On August 4, 2000 there were 18,175,800 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                                SPAR GROUP, INC.

                                      Index

PART I:  FINANCIAL INFORMATION

Item 1:               Financial Statements

                      Condensed Consolidated and Balance Sheets
                      As of June 30, 2000 and December 31, 1999..........................................3

                      Condensed Consolidated and Combined Statements of Operations
                      Six Months Ended June 30, 2000 and June 30, 1999...................................4

                      Condensed Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 2000 and
                      June 30, 1999......................................................................5

                      Notes to Condensed Financial
                      Statements.........................................................................6

Item 2:               Management's Discussion and Analysis of Financial

                      Condition and Results of Operations...............................................13

Item 3:               Quantitative and Qualitative Disclosures About Market Risk........................21

PART II:          OTHER INFORMATION

         Item 1:      Legal Proceedings.................................................................21

         Item 2:      Changes in Securities and Use of Proceeds.........................................22

         Item 3:      Defaults upon Senior Securities...................................................22

         Item 4:      Submission of Matters to a Vote of Security Holders...............................22

         Item 5:      Other Information.................................................................22

         Item 6:      Exhibits and Reports on Form 8-K..................................................23

SIGNATURES..............................................................................................26

PART I:.FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 SPAR GROUP INC.

                      Condensed Consolidated Balance Sheets
                  (unaudited) (In thousands, except share data)

                                                              JUNE 30,      DECEMBER 31,
                                                                2000             1999
                                                           ---------------  ---------------
ASSETS                                                      (Unaudited)         (Note)
Current assets:
   Cash and cash equivalents                               $      1,048     $      2,074
   Accounts receivable, net                                      25,250           28,858
   Prepaid expenses and other current assets                      1,373            1,134
   Prepaid program costs                                          2,735            2,777
   Investment in affiliate                                            -              710
                                                           ---------------  ---------------
Total current assets                                             30,406           35,553

Property and equipment, net                                       3,656            3,459
Goodwill and other intangibles, net                              23,010           23,767
Other assets                                                        277              308
                                                           ---------------  ---------------
Total assets                                               $     57,349     $     63,087
                                                           ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Line of credit and notes payable                                   -              857
   Accounts payable                                               4,850            7,419
   Accrued expenses and other current liabilities                 7,797            9,954
   Deferred revenue                                               9,390            6,341
   Restructuring and other charges                                4,418            5,404
   Due to affiliates                                                  -              178
   Due to certain stockholders                                    3,578            3,847
   Note payable to MCI                                                -            1,045
   Current portion of long-term debt                              1,319            1,147
                                                           ---------------  ---------------
Total current liabilities                                        31,352           36,192

Line of credit and long-term liabilities, net of current         12,472           14,009
   portion
Long-term debt due to certain stockholders                        2,080            2,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none                             -                -
   Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares - 18,175,800 as of               182              182
       June 30, 2000
   Additional paid-in capital                                    10,125           10,095
   Retained earnings                                              1,138              609
                                                           ---------------  ---------------
Total stockholders' equity                                       11,445           10,886
                                                           ---------------  ---------------
Total liabilities and stockholders' equity                 $     57,349     $     63,087
                                                           ===============  ===============

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

                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            ----------------------------------------------------------------------
                                                             JUNE 30, 2000    JUNE 30, 1999     JUNE 30, 2000     JUNE 30, 1999
                                                            --------------------------------------------------------------------
Net revenues                                                $      28,290   $      19,923$         60,737      $       41,559
Cost of revenues                                                   19,177          14,082          42,142              28,455
                                                            ----------------------------------------------------------------------
Gross profit                                                        9,113           5,841          18,595              13,104

Selling, general and administrative expenses                        7,567           4,960          15,843               9,739
Depreciation and amortization                                         838             343           1,638                 514
                                                            ----------------------------------------------------------------------
Operating income                                                      708             538           1,114               2,851

Interest expense                                                      494             445             951                 861
Other (income) expense                                                  5              (7)           (785)                (52)
                                                            ----------------------------------------------------------------------
Income before provision for income taxes                              209             100             948               2,042

Provision for income taxes                                             96               -             419                   -
                                                            ----------------------------------------------------------------------
Net income                                                  $         113   $         100   $         529      $        2,042
                                                            ======================================================================

Unaudited pro forma information:
                                                            ----------------------------------------------------------------------
   Income before income tax provision                       $         209   $         100   $         948      $        2,042
   Actual/Pro forma income tax provision                               96             316             419               1,032
                                                            ----------------------------------------------------------------------
   Actual/Pro forma net income (loss)                       $         113   $        (216)  $         529      $        1,010
                                                            ======================================================================
                                                                                                                        0.08

   Actual/Pro forma basic earnings (loss) per share         $       0.01    $      (0.02)   $        0.03      $
                                                            ======================================================================

   Actual/Pro forma basic weighted average common shares           18,176          12,655          18,165              12,655
                                                            ======================================================================

   Actual/Pro forma diluted earnings (loss) per share       $       0.01    $      (0.02)   $       0.03       $        0.08
                                                            ======================================================================

   Actual/Pro forma diluted weighted average common shares         18,299          12,789          18,289              12,789
                                                            ======================================================================

See accompanying notes.

                                SPAR Group, Inc.

          Condensed Consolidated and Combined Statements of Cash Flows
                           (unaudited) (In thousands)

                                                                   SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                       JUNE 30,             JUNE 30,
                                                                         2000                 1999
                                                                   -----------------    -----------------
OPERATING ACTIVITIES
Net income                                                                 $529               $2,042
Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
     Depreciation                                                           819                  280
     Amortization                                                           819                  308
     Stock related compensation                                              --                  752
     Gain on sale of affiliate                                             (790)                  --
     Changes in operating assets and liabilities:
       Accounts receivable                                                3,608               (5,344)
       Prepaid expenses and other assets                                   (166)               1,863
       Due from affiliates                                                 (178)                 261
       Accounts payable, accrued expenses and other current
         liabilities                                                     (4,726)                 216
       Restructuring charges                                               (986)                  --
       Deferred revenue                                                   3,049               (2,710)
                                                                   -----------------    -----------------
Net cash provided by (used in) operating activities                       1,978               (2,332)

INVESTING ACTIVITIES

Purchases of property and equipment                                      (1,016)              (1,252)
Purchase of businesses, net of cash acquired                                (62)               1,060
Sale of investment in affiliate                                           1,500                   --
                                                                   -----------------    -----------------
Net cash provided by (used in) investing activities                         422                 (192)

FINANCING ACTIVITIES

Net proceeds from line of credit                                         (1,710)               3,213
Net (payments to) proceeds from shareholders                               (189)               1,500
Net payments of long-term debt due to SPAR Marketing
Services, Inc.                                                               --                 (685)
Proceeds from exercise of options                                            30                   --
Payments of note payable MCI                                             (1,045)              (2,050)
Net (payments of) proceeds from other long-term debt                       (512)               2,749
Distributions to certain stockholders                                        --               (2,586)
                                                                   -----------------    -----------------
Net cash (used in) provided by financing activities                      (3,426)               2,141
                                                                   -----------------    -----------------

Net decrease in cash                                                     (1,026)                (383)
Cash at beginning of period                                               2,074                  910
                                                                   -----------------    -----------------
Cash at end of period                                                    $1,048                 $527
                                                                   =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                            $  724               $  598
                                                                   =================    =================

Non-cash transactions:
   Distributions payable to certain stockholders                             --              $ 1,348
                                                                   =================    =================

See accompanying notes.

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)

1.      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated and combined financial statements of the Company and its subsidiaries (collectively, the "SPAR Group") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the combined financial statements and notes thereto for the Company as contained in Form 10-K and 10K/A (Amendments I & II) for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

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

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                             (unaudited) (continued)

RECLASSIFICATIONS

         Certain amounts presented for the period ended June 30, 1999 have been reclassified to conform to the 2000 presentations.

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

PIA REVERSE MERGER

         On July 8, 1999, SG Acquisition, Inc., a Nevada corporation ("PIA Acquisition"), a wholly-owned subsidiary of PIA Merchandising Services, Inc., a Delaware corporation ("PIA Delaware"), merged into and with SPAR Acquisition, Inc., a Nevada corporation ("SAI") (the "Merger") pursuant to the Agreement and Plan of Merger dated as of February 28, 1999, as amended (the "Merger
Agreement"), by and among (i) PIA Delaware, PIA Merchandising Co., Inc., a California corporation ("PIA California"), and PIA Acquisition (collectively, the "PIA Parties"), and (ii) SAI, SPAR Marketing, Inc., a Delaware corporation ("SMI"), SPAR Marketing Force, Inc., a Nevada corporation ("SMF"), SPAR Marketing, Inc., a Nevada corporation ("SMNEV"), SPAR, Inc., a Nevada corporation ("SINC"), SPAR/Burgoyne Retail Services, Inc., an Ohio corporation ("SBRS"), SPAR Incentive Marketing, Inc., a Delaware corporation ("SIM"), SPAR Performance Group, Inc., a Delaware corporation ("SPGI") and SPAR Trademarks, Inc., a Nevada corporation ("STM") (each a "SPAR Company" and collectively, the "SPAR Companies").

         PIA Delaware (pre-Merger only), PIA California and each of the PIA California's direct and indirect subsidiaries (i.e., Pacific Indoor Display Co., Inc., a California corporation ("Pacific"), Pivotal Sales Company, a California corporation ("Pivotal") and PIA Merchandising Limited, a corporation organized under the laws of Nova

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                             (unaudited) (continued)


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

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                             (unaudited) (continued)


BUSINESS COMBINATIONS - RESULTS AS IF THE ACQUISITIONS HAD OCCURRED ON JANUARY 1, 1999

         In accordance with generally accepted accounting principles, the operating results of SPGI and the PIA Companies have been included in the condensed consolidated statements of operations from the dates of the respective acquisitions. The unaudited results below (not included in the consolidated and combined financial statements) are computed on a pro forma basis as if the acquisitions occurred at the beginning of each of the periods ended June 30, 2000 and 1999 (in thousands, except per share amounts):

                                                                   SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                       JUNE 30,             JUNE 30,
                                                                         2000                 1999
                                                                 ------------------------------------------
   Net revenues                                                  $           60,737   $         85,115
                                                                 ==========================================

   Operating income (Loss)                                       $            1,114   $         (3,621)
                                                                 ==========================================

   Actual/Pro forma net (loss) income                            $              529   $         (4,275)
                                                                 ==========================================

   Actual/Pro forma basic (loss) earnings per share              $             0.03   $          (0.24)
                                                                 ==========================================

   Actual/Pro forma diluted (loss) earnings per share            $             0.03   $          (0.23)
                                                                 ==========================================

   Basic weighted average common shares                                      18,165             18,165
                                                                 ==========================================

   Diluted weighted average common shares                                    18,289             18,289
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

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                             (unaudited) (continued)

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

         The Incentive Marketing Division generally consists of designing and implementing premium incentives, managing group meetings and group travel for corporate clients throughout the United States. These services may include providing a variety of consulting, creative, program administrative, travel and merchandise fulfillment services to companies seeking to motivate employees, salespeople, dealers, distributors, retailers and consumers toward certain action or objectives. The following table presents segment information (in thousands):

                       MERCHANDISING SERVICES         INCENTIVE MARKETING                 TOTAL
                         THREE MONTHS ENDED           THREE MONTHS ENDED           THREE MONTHS ENDED
                     ---------------------------- ---------------------------- ----------------------------
                        JUNE 30      JUNE 30        JUNE 30,      JUNE 30         JUNE 30      JUNE 30
                         2000          1999           2000          1999           2000          1999
                     ---------------------------- ---------------------------- ----------------------------
   Net revenues          $21,866        $9,666         $6,424     $10,257           $28,290      $19,923
   Cost of revenues       13,680         5,310          5,497       8,772            19,177       14,082
                     ---------------------------- ---------------------------- ----------------------------
   Gross profit            8,186         4,356            927       1,485             9,113        5,841

   SG&A                    6,214         3,544          1,353       1,415             7,567        4,959
                     ---------------------------- ---------------------------- ----------------------------
   EBITDA                 $1,972          $812         $ (426)        $70            $1,546         $882
                     ============================ ============================ ============================
   Net income (loss)         931           480           (818)       (380)              113          100
   Total Assets          $44,710       $17,699        $12,639     $17,767           $57,349      $35,466

                       MERCHANDISING SERVICES         INCENTIVE MARKETING                 TOTAL
                          SIX MONTHS ENDED             SIX MONTHS ENDED             SIX MONTHS ENDED
                     ---------------------------- ---------------------------- ----------------------------
                        JUNE 30      JUNE 30        JUNE 30,      JUNE 30         JUNE 30      JUNE 30
                         2000          1999           2000          1999           2000          1999
                     ---------------------------- ---------------------------- ----------------------------

   Net revenues          $46,548       $19,911        $14,189     $21,648           $60,737      $41,559
   Cost of revenues       30,202        10,682         11,940      17,773            42,142       28,455
                     ---------------------------- ---------------------------- ----------------------------
   Gross profit           16,346         9,229          2,249       3,875            18,595       13,104

   SG&A                   13,085         7,130          2,758       2,609            15,843        9,739
                     ---------------------------- ---------------------------- ----------------------------
   EBITDA                 $3,261        $2,099         $ (509)     $1,266            $2,752       $3,365
                     ============================ ============================ ============================
   Net income (loss)       1,774         1,566         (1,245)        476               529        2,042
   Total Assets          $44,710       $17,699        $12,639     $17,767           $57,349      $35,466
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

         The following table displays a roll-forward of the liabilities for restructuring and other charges from December 31, 1999 to June 30, 2000 (in thousands):

                                                                                JUNE 30,
                                     DECEMBER 31, 1999   SIX MONTHS ENDED         2000
                                     RESTRUCTURING AND    JUNE 30, 2000     RESTRUCTURING AND
                                       OTHER CHARGES        DEDUCTIONS        OTHER CHARGES
                                    -----------------------------------------------------------
   Type of cost:
     Employee separation                    1,115                718                 397
     Equipment lease settlements            2,747                148               2,599
     Office lease settlements               1,542                120               1,422
                                    -----------------------------------------------------------
                                            5,404                986               4,418
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

                                SPAR Group, Inc.
                     Notes to Condensed Financial Statements
                             (unaudited) (continued)


6.      EARNINGS PER SHARE

         The following table sets forth the computations of pro forma basic and diluted earnings per share (in thousands, except per share data):

                                                          THREE MONTHS       THREE MONTHS       SIX MONTHS      SIX MONTHS
                                                              ENDED              ENDED             ENDED          ENDED
                                                            JUNE 30,            JUNE 30,          JUNE 30,       JUNE 30,
                                                              2000               1999              2000           1999
                                                      ----------------------------------------------------------------------
   Numerator:
     Actual/Pro forma net income                                113               63                529           1,289
                                                      =================================== ==================================
   Denominator:
     Shares used in pro forma basic earnings per             18,176           12,655             18,165          12,655
       share calculation1

     Effect of diluted securities:
       Employee stock options                                   123              134                123             134
       Warrants
                                                      ----------------------------------- ----------------------------------
     Shares used in pro forma diluted earnings per           18,299           12,789             18,289          12,789
        share calculations(1)
                                                      =================================== ==================================

   Actual/Pro forma basic earnings per share(1)                0.01             0.01               0.03            0.10
                                                      =================================== ==================================

   Actual/Pro forma diluted earnings per share(1)              0.01             0.01               0.03            0.10
                                                      =================================== ==================================

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

OVERVIEW
--------

         The Company provides merchandising services to manufacturers and retailers principally in mass merchandiser, chain, discount drug and grocery stores through its Merchandising Services Division. In addition, the SPAR Group's Incentive Marketing Division designs and implements premium incentives, manages group meetings and group travel for corporate clients. In March 2000, the Company established its Internet Division to separately market its applications, software products and services. Although such products and services were in part available through the Company's other divisions prior to the establishment of the Internet Division, the historical revenues and expenses related to such software products and services generally were not maintained separately and have been included below in the discussion of the condition and results of the Merchandising Services Division and Incentive Marketing Division.

         According to Generally Accepted Accounting Principles, upon an acquisition, the acquired company's results of operations are not included in the acquirer's results of operations prior to the date of acquisition. The SPAR companies acquired substantially all of the assets of BIMA on January 16, 1999 (the "MCI Acquisition"). (See Notes 2 and 3 to the Condensed Financial Statements). Under GAAP, the SPAR/PIA merger completed on July 9, 1999 was deemed to be an acquisition of PIA by SPAR. (See Notes 2 and 3 to the Condensed Financial Statements). Therefore, the following discussions include only the results of SPGI subsequent to January 15, 1999 and the results of PIA subsequent to July 8, 1999.

                                SPAR Group, Inc.

         During the third quarter of 1999, the SPAR Group restructured its operations by integrating the SPAR Marketing Companies and the PIA Companies' field organizations and consolidating administrative functions where possible to achieve beneficial synergies and cost savings. Significant cost savings were achieved during the third and fourth quarters of 1999 and the first and second quarters of 2000.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999
-----------------------------------------------------------------------------

NET REVENUES
------------

         The following table sets forth net revenues by division as a percentage of net revenues for the periods indicated:

                                                                       Quarter Ended
                                              -----------------------------------------------------------------
                                                    June 30, 2000               June 30, 1999          Change
                                              -------------------------- ----------------------------- --------
(amounts in millions)                          Amount           %          Amount           %             %
                                              ---------     ----------    ----------    ----------     --------
Merchandising Services net revenues           $   21.9         77.3%      $    9.7        48.5%         125.8%
Incentive Marketing net revenues                   6.4         22.7%          10.2        51.5%         (37.3)%
                                              ---------     ----------    ----------    ----------

Net Revenue                                   $   28.3        100.0%       $  19.9       100.0%          42.2%
                                              ========        ======       =======       ======         ======

         Net revenues for the quarter ended June 30, 2000 increased from the comparable period of 1999 principally due to the acquisition of the PIA Companies. All the net revenues of the PIA Companies were included in the quarter ended June 30, 2000 with no comparable PIA revenues in the quarter ended June 30, 1999. For the second quarter of 2000, net revenues were $28.3 million compared to $19.9 million in the second quarter of 1999, a 42.2% increase.

         Merchandising services net revenues for the quarter ended June 30, 2000 were $21.9 million, compared to $9.7 million in the quarter ended June 30, 1999, a 125.8% increase. The increase in net revenues is primarily attributed to the inclusion of $10.8 million of net revenues of the PIA Companies' merchandising operations. In addition, the SPAR Companies merchandising net revenues increased by $1.4 million due to additional customers.

         Incentive marketing net revenues for the quarter ended June 30, 2000 were $6.4 million, compared to $10.2 million for the quarter ended June 30, 1999, a reduction of 37.3% primarily due to a decrease in project revenue.

                                SPAR Group, Inc.

COST OF REVENUES
----------------

         The following table sets forth cost of revenues by division as a percentage of net revenues for the periods indicated:

                                                                        Quarter Ended

                                              -------------------------------------------------------------------
                                                    June 30, 2000               June 30, 1999          Change
                                              -------------------------- ----------------------------- ----------
(amounts in millions)                          Amount           %          Amount           %              %
                                              ---------     ----------    ----------    ----------     ----------
Merchandising Services cost of revenues       $   13.7         62.6%      $    5.3         54.9%        158.5%
Incentive Marketing cost of revenues               5.5         85.6%           8.8         85.5%        (37.5)%
                                              --------                    --------
Total cost of revenues                        $   19.2         67.8%      $   14.1         70.7%         36.2%
                                              ========         =====      =========        =====        ======

         Cost of revenues for the quarter ended June 30, 2000 and June 30, 1999 were $19.2 million and $14.1 million respectively, a 36.2% increase. Cost of revenues for the quarter ended June 30, 2000 was 67.8% of net revenues compared to 70.7% in 1999.

         Merchandising services cost of revenues was 62.6% of net revenues for the quarter ended June 30, 2000 compared to 54.9% in 1999. The increase in cost of revenues, as a percentage of net revenues, in the quarter ended June 30, 2000 over 1999 is primarily attributable to the higher labor cost structure of the PIA Companies field organization. SPAR Group, Inc. has taken steps to control and improve gross profits and has implemented synergy plans to control direct costs. (See Restructuring and Other Charges, Note 5 to the Condensed Financial Statements).

         Incentive marketing cost of revenues, as a percentage of net revenues, for the quarter ended June 30, 2000 was 85.6%, consistent with 1999.

OPERATING EXPENSES
------------------

         The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                                       Quarter Ended
                                              -----------------------------------------------------------------
                                                    June 30, 2000               June 30, 1999          Change
                                              -------------------------- ----------------------------- --------
(amounts in millions)                          Amount           %          Amount           %             %
                                              ---------     ----------    ----------    ----------     --------
Selling, general  & administrative expenses   $    7.6         26.7%      $    5.0         24.9%         52.0%
Depreciation & amortization                        0.8          3.0%           0.3          1.7%        166.7%
                                              --------      ----------    ----------    ----------
Total Operating Expenses                      $    8.4         29.7%      $    5.3         26.6%         58.5%
                                              ========         =====      ========         =====        ======

         Selling, general and administrative expenses increased by 52.0% in the first quarter of 2000 to $7.6 million compared to $5.0 million in the same period of 1999. This increase was primarily due to the inclusion of the PIA Companies general and administrative costs for the quarter totaling $2.4 million with no comparable PIA expenses in the quarter ended June 30, 1999.

                                SPAR Group, Inc.

          Depreciation and amortization increased by $0.5 million in the second quarter of 2000 due primarily to the amortization of goodwill recognized by the acquisition of the PIA Companies, the MCI acquisition by the SPAR Group and the depreciation related to capitalized software development costs.

OTHER EXPENSES
--------------

         Interest expense increased slightly in the second quarter of 2000 due to higher weighted average borrowing rates in 2000, partially offset by lower borrowing needs.

ACTUAL/PRO FORMA INCOME TAXES
-----------------------------

         The income tax provision in the second quarter of 2000 represents a combined federal and state income tax rate of 45.9%. The pro forma income tax provision in the second quarter of 1999 is computed using a combined federal and state income tax rate of 37.0% of taxable income.

ACTUAL/PRO FORMA NET INCOME
---------------------------

         The SPAR Group had net income of $0.1 million in the second quarter of 2000 or $0.01 per basic and diluted share compared to pro forma net loss of $0.2 million or $(0.02) per pro forma basic and diluted share in the corresponding period in 1999.

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999
-------------------------------------------------------------------------

NET REVENUES
------------

         The following table sets forth net revenues by division as a percentage of net revenues for the periods indicated:

                                                                      Six Months Ended
                                              -----------------------------------------------------------------
                                                    June 30, 2000               June 30, 1999          Change
                                              -------------------------- ----------------------------- --------
(amounts in millions)                          Amount           %          Amount           %             %
                                              ---------     ----------    ----------    ----------     --------
Merchandising Services net revenues             $46.5          76.6%     $   19.9          47.9%       133.7%
Incentive Marketing net revenues                 14.2          23.4%         21.6          52.1%       (34.3)%
                                              ---------     ----------   ----------    ----------
Net Revenue                                     $60.7         100.0%     $   41.5         100.0%        46.7%
                                              =========     ==========   =========     ==========      ========

         Net revenues for the six months ended June 30, 2000 increased from the comparable period of 1999 principally due to the acquisition of the PIA
Companies. All the net revenues of the PIA Companies were included in the six months ended June 30, 2000 with no comparable PIA revenues in

                                SPAR Group, Inc.


the six months ended June 30, 1999. For the second quarter of 2000, net revenues were $60.7 million compared to $41.5 million in the first six months of 1999, a 46.7% increase.

         Merchandising services net revenues for the six months ended June 30, 2000 were $46.5 million, compared to $19.9 million in the six months ended June 30, 1999, a 133.7% increase. The increase in net revenues is primarily attributed to the inclusion of $24.3 million of net revenues of the PIA Companies' merchandising operations since their acquisition. In addition, the SPAR Companies merchandising net revenues increased by $2.3 million for the period due to additional customers.

         Incentive marketing net revenues for the six months ended June 30, 2000 were $14.2 million, compared to $21.6 million for the quarter ended June 30, 1999, a reduction of 34.3% primarily due to a decrease in project revenue.

COST OF REVENUES

         The following table sets forth cost of revenues by division as a percentage of net revenues for the periods indicated:

                                                                      Six Months Ended
                                              -----------------------------------------------------------------
                                                    June 30, 2000               June 30, 1999          Change
                                              -------------------------- ----------------------------- --------
(amounts in millions)                          Amount           %          Amount           %             %
                                              ---------     ----------    ----------    ----------     --------
Merchandising Services cost of revenues       $ 30.2           64.9%      $   10.7         53.6%        182.2%
Incentive Marketing cost of revenues            11.9           84.2%          17.8         82.1%        (33.2)%
                                              --------                    --------
Total cost of revenues                        $ 42.1           69.4%      $   28.5         68.5%         47.7%
                                              ========        =====       ========         =====       =======

         Cost of revenues for the six months ended June 30, 2000 and June 30, 1999 were $42.1 million compared to $28.5 million in the first six months of 1999, a 47.7% increase. Cost of revenues for the six months ended June 30, 2000 was 69.4% of net revenues compared to 68.5% in 1999.

         Merchandising services cost of revenues were 64.9% of net revenues for the six months ended June 30, 2000 compared to 53.6% in 1999. The increase in cost of revenues as a percentage of net revenues in the six months ended June 30, 2000 is primarily attributed to the higher labor cost structure of the PIA Companies field organization.

         Incentive marketing cost of revenues as a percentage of net revenues for the six months ended June 30, 2000 was consistent with last year.

                                SPAR Group, Inc.

OPERATING EXPENSES
------------------

         The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                                      Six Months Ended
                                              -----------------------------------------------------------------
                                                    June 30, 2000               June 30, 1999          Change
                                              -------------------------- ----------------------------- --------
(amounts in millions)                          Amount           %          Amount           %             %
                                              ---------     ----------    ----------    ----------     --------
Selling, general  & administrative expenses   $   15.8        26.1%        $   9.7        23.4%        62.9%
Depreciation & amortization                        1.6         2.6%            0.5         1.3%       220.0%
                                              ---------     ----------    ----------    ----------
Total Operating Expenses                      $   17.4        28.7%       $   10.2        24.7%        70.6%
                                              =========     ==========    ==========    ==========    ======

         Selling, general and administrative expenses increased by 62.9% in the six months ended June 30, 2000 to $15.8 million compared to $9.7 million in the same period of 1999. This increase was due primarily to the inclusion of the PIA Companies general and administrative costs for the first six months totaling $5.9 million with no comparable PIA expenses for the first six months ended June 30, 1999.

         Depreciation and amortization increased by $1.1 million in the six months ended June 30, 2000 due primarily to the amortization of goodwill recognized by the acquisition of the PIA Companies, the MCI Acquisition by the SPAR Group and the depreciation related to capitalized software development costs.

OTHER EXPENSES
--------------

         Interest expense increased in the six months ended June 30, 2000 due to higher weighted average borrowing rates in 2000.

ACTUAL/PRO FORMA INCOME TAXES
-----------------------------

         The income tax provision in the six months ended June 30, 2000 represents a combined federal and state income tax rate of 44.2%. The pro forma income tax provision in the second quarter of 1999 is computed using a combined federal and state income tax rate of 36.9% of taxable income.

ACTUAL/PRO FORMA NET INCOME
---------------------------

         The SPAR Group had net income of $0.5 million in the six months ended June 30, 2000 or $0.03 per basic and diluted share compared to pro forma net income of $1.0 million or $0.08 per pro forma basic and diluted share in the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         In the six months ended June 30, 2000, the SPAR Group had pre-tax income of $0.9 million and experienced a positive operating cash flow of $2.0 million. As previously noted, the Merger with PIA was consummated on July 8, 1999. The Merger has reduced fixed costs and created synergies directly impacting the SPAR Group's profitability and cash flow.

         The SPAR Group experienced a net decrease in cash and cash equivalents of $1.0 million for the six months ended June 30, 2000. With the existing revolving line of credit, subject to availability, timely collection of receivables, and the SPAR Group's current working capital position, management believes that liquidity and capital resources over the next twelve months will be sufficient to maintain ongoing operations.

DEBT
----

         In 1999, IBJ Whitehall and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement (the "Bank Loan Agreement"). The Bank Loan Agreement as amended allows Borrowers to borrow up to a maximum of $15 million on a revolving credit basis, and $2.5 million on a term basis (the "Term Loan"). The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 10.00% per annum at June 30, 2000), and the Term Loan bears interest at such "Alternate Base Rate" plus three-quarters of one percent (0.75%) (a total of 10.25% per annum at June 30, 2000). The Bank Loan Agreement's revolving credit loan of $15.0 million is scheduled to mature on September 21, 2002. The Term Loan amortizes in equal monthly installments of $83,334 each. In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow, as defined in the Bank Loan Agreement, for each fiscal year, to be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). The facility is secured with the assets of the SPAR Group.

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

         The balance outstanding on the revolving line of credit was $11.6 million and $13.3 million at June 30, 2000 and December 31, 1999, respectively. As of June 30, 2000, the SPAR Group had unused availability under the line of credit to borrow up to an additional $3.4 million.

                                SPAR Group, Inc.

CASH AND CASH EQUIVALENTS
-------------------------

         Net cash provided by operating activities for the six months ended June 30, 2000, of $2.0 million compared with a net cash used of $2.3 million for the six months ended June 30, 1999.

         Net cash provided from investing activities for the six months ended June 30, 2000, was $0.4 million, compared with a net cash use of $0.2 million for the six months ended June 30, 1999. Net cash provided from investing activities for the six months ended June 30, 2000, was primarily due to a sale of an investment offset by purchases of property and equipment.

         Net cash used in financing activities for the six months ended June 30, 2000, was $3.4 million, compared with net cash provided by financing activities of $2.1 for the six months ended June 30, 1999. The net cash used in financing activities for the six months ended June 30, 2000, was primarily due to the payment of the MCI Note payable as well as further reductions of other long-term debt.

         The above activity resulted in a net decrease in cash and cash equivalents of $1.0 million for the six months ended June 30, 2000, compared to a net decrease of $0.4 million for the six months ended June 30, 1999.

         Cash and cash equivalents totaled $1.0 million at June 30, 2000, compared with $2.1 million at December 31, 1999. At June 30, 2000, the Company had negative working capital of $1.0 million as compared to negative working capital at December 31, 1999 of $0.6 million, and current ratios of 1.0 and 1.0 as of June 30, 2000, and December 31, 1999, respectively.

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

         At June 30, 2000, The SPAR Group is obligated, under certain circumstances, to pay severance compensation to its employees and other costs in connection with the Merger of approximately $4.4 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation of approximately $1.5 million. The SPAR Group has also accrued approximately $1.4 million for expenses incurred by PIA prior to the Merger, which have not been paid. Management believes the current bank credit facilities are sufficient to fund operations and working capital, including the current maturities of debt obligations, but may not be sufficient to reduce obligations of the Merger with PIA. The Company is currently negotiating with its bank for an increase in its credit facility to meet the non-operational credit needs and is also working to secure additional long-term capital. However, there can be no assurances that the Company will be successful in these negotiations.

         Certain former principal stockholders of the SPAR Companies each made loans to certain SPAR Companies in the aggregate amount of $4.3 million to facilitate the acquisition of the assets of MCI. These stockholders also were owed $1.9 million in unpaid distributions relating to the former status of certain of the operating SPAR Companies as Subchapter S Corporations. Those
amounts  were   converted  into   promissory   notes  issued  to  these  certain
stockholders severally by SMF, SINC and SPGI prior to the Merger, which aggregated $6.2 million. As of June 30, 2000, a total of $5.7 million remained outstanding under these notes.

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

                                SPAR Group, Inc.

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

         10.3     1995   Stock   Option   Plan   for   Non-employee    Directors
                  (incorporated by reference to the Form S-1).

         10.4 +*Employment Agreement dated as of June 25, 1997 between PIA and Terry R. Peets (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the 2nd Quarter ended , 1997)

         10.5 +*Severance Agreement dated as of February 20, 1998 between PIA and Cathy L. Wood (incorporated by reference to Exhibit
                  10.5 to the Company's Form 10-Q for the 1st Quarter ended April 30, 1998)

         10.6 *Severance Agreement dated as of August 10, 1998 between PIA and Clinton E. Owens (incorporated by reference to Exhibit
                  10.6 to the Company's Form 10-Q for the 3rd Quarter ended October 2, 1998)

                                SPAR Group, Inc.


         10.7 +*Amendment No. 1 to Employment Agreement dated as of October 1, 1998 between PIA and Terry R. Peets.

         10.8 +*Amended and Restated Severance Compensation Agreement dated as of October 1, 1998 between PIA and Cathy L. Wood.

         10.9 +Loan and Security Agreement dated December 7, 1998 among Mellon Bank, N.A., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and PIA.

         10.10 +Agreement and Plan of Merger dated as of February 28, 1999 among PIA, SG Acquisition, Inc., PIA Merchandising Co., Inc., SPAR Acquisition, Inc., SPAR Marketing, Inc., SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR MCI Performance Group, Inc. and SPAR Trademarks, Inc.

         10.11 +Voting Agreement dated as of February 28, 1999 among PIA, Clinton E. Owens, RVM/PIA, California limited partnership, Robert G. Brown and William H. Bartels.

         10.12 *Amendment No. 2 to Employment Agreement dated as of February 11, 1999 between PIA and Terry R. Peets (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q for the 2nd Quarter ended April 2, 1999).

         10.13 Special Purpose Stock Option Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999.

         10.14 Amendment No. 1 to Severance Agreement dated as of May 18, 1999 between the Company and Cathy L. Wood (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the 3rd Quarter ended September 30, 1999).

         10.15 ++Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among IBJ Whitehall Business Credit Corporation with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR MCI Performance Group, Inc., SPAR Marketing, Inc. (DE), SPAR
                  Marketing, Inc. (NV), SPAR Acquisition, Inc., PIA Merchandising, Co., Inc., Pacific Indoor Display Co., Inc., and Pivotal Sales Company dated as of September 22, 1999.

         10.16    ++Waiver and Amendment No. 1 ("Amendment")  is entered into as

                                SPAR Group, Inc.


                  of December 8, 1999, by and between SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Group, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Performance Group, Inc. (f/k/a SPAR MCI Performance Group, Inc.), SPAR Marketing, Inc. (DE), SPAR Marketing, Inc.
                  (NV), SPAR Acquisition, Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co., Inc. and Pivotal Sales Company (each a "Borrower" and collectively, the "Borrowers") and IBJ Whitehall Business Credit Corporation ("Lender").

         10.17 **Service Agreement dated as of January 4, 1999 by and between SPAR Marketing Force, Inc. and SPAR Marketing Services, Inc.

         10.18    **Business  Manager  Agreement dated as of July 8, 1999 by and
                  between  SPAR  Marketing   Force,   Inc.  and  SPAR  Marketing
                  Services, Inc.

         21.1     ++Subsidiaries of the Company

         23.1     ++Consent of Ernst & Young LLP

         27.0     ***Financial Data Schedule

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

         Date:  August 18, 2000                 SPAR Group, Inc., Registrant
                ---------------


                                                  By:/s/ Charles Cimitile
                                                        --------------------
                                                         Charles Cimitile
                                                         Chief Financial Officer
                                                             and Secretary