Form 10-Q
period 2000-09-30
SPAR GROUP INC
filed 2000-11-20
CIK 1004989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


             For the third quarterly period ended September 30, 2000

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes

  On November 1, 2000 there were 18,176,102 shares of Common Stock outstanding.

                                SPAR GROUP, INC.

                                      Index

PART I:  FINANCIAL INFORMATION

Item 1:               Financial Statements
                      Condensed Consolidated Balance Sheets
                      As of September 30, 2000 and December 31, 1999                                     3

                      Condensed Consolidated and Combined
                      Statements of Operations for the Three and
                      Nine Months Ended September 30, 2000 and 1999                                      4

                      Condensed Consolidated and Combined
                      Statements of Cash Flows for the
                      Nine Months Ended September 30, 2000 and 1999                                      5

                      Notes to Condensed Consolidated Financial Statements                               6

Item 2:               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                               13

Item 3:               Quantitative and Qualitative Disclosures About Market Risk                        21

PART II:          OTHER INFORMATION

         Item 1:      Legal Proceedings                                                                 21

         Item 2:      Changes in Securities and Use of Proceeds                                         22

         Item 3:      Defaults upon Senior Securities                                                   23

         Item 4:      Submission of Matters to a Vote of Security Holders                               23

         Item 5:      Other Information                                                                 23

         Item 6:      Exhibits and Reports on Form 8-K                                                  24

SIGNATURES                                                                                              27

PART I:.FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 SPAR GROUP INC.

                      Condensed Consolidated Balance Sheets
                  (unaudited) (In thousands, except share data)

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                2000             1999
                                                           ---------------  ---------------
ASSETS                                                      (Unaudited)         (Note)
Current assets:
   Cash and cash equivalents                               $          -     $      2,074
   Accounts receivable, net                                      25,247           28,858
   Prepaid expenses and other current assets                      1,650            1,134
   Prepaid program costs                                          6,699            2,777
   Investment in affiliate                                            -              710
                                                           ---------------  ---------------
Total current assets                                             33,596           35,553

Property and equipment, net                                       3,620            3,459
Goodwill and other intangibles, net                              24,620           23,767
Other assets                                                        217              308
                                                           ---------------  ---------------
Total assets                                               $     62,053     $     63,087
                                                           ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit and notes payable                        $          -     $        857
   Accounts payable                                               8,552            7,419
   Accrued expenses and other current liabilities                 4,867           10,132
   Deferred revenue                                              12,192            6,341
   Restructuring and other charges                                4,864            5,404
   Due to certain stockholders                                    3,582            3,847
   Note payable to MCI                                                -            1,045
   Current portion of long-term debt                              1,225            1,147
                                                           ---------------  ---------------
Total current liabilities                                        35,282           36,192

Line of credit and long-term liabilities, net of current         13,106           14,009
   portion

Long-term debt due to certain stockholders                        2,120            2,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none
   Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares - 18,176,102 as of               182              182
       September 30, 2000
   Additional paid-in capital                                    10,124           10,095
   Retained earnings                                              1,239              609
                                                           ---------------  ---------------
Total stockholders' equity                                       11,545           10,886
                                                           ---------------  ---------------
Total liabilities and stockholders' equity                 $     62,053     $     63,087
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

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            ----------------------------------------------------------------------
                                                             SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,       SEPTEMBER 30,
                                                                2000               1999             2000              1999
                                                            --------------------------------------------------------------------
Net revenues                                                $      22,332   $      36,390     $    83,068       $      77,949
Cost of revenues                                                   14,105          24,466          56,249              52,921
                                                            ----------------------------------------------------------------------
Gross profit                                                        8,227          11,924          26,819              25,028

Selling, general and administrative expenses                        6,721          10,688          22,560              20,427
Depreciation and amortization                                         808             704           2,447               1,218
                                                            ----------------------------------------------------------------------
Operating income                                                      698             532           1,812               3,383

Interest expense                                                      467             302           1,418               1,111

Other (income) expense                                                  -             (52)           (786)                (52)
                                                            ----------------------------------------------------------------------
Income before provision for income taxes                              231             282           1,180               2,324

Provision for income taxes                                            131              23             550                  23
Non recurring charge for termination of Subchapter S
   elections                                                            -           3,100               -               3,100
                                                            ----------------------------------------------------------------------
Net income (loss)                                           $         100   $      (2,841)  $         630                (799)
                                                            ======================================================================
Unaudited pro forma information:
   Pro forma income before income tax provision                             $         282                      $        2,324
   Pro forma income tax provision                                                     184                               1,216
                                                                            -----------------                  -------------------
   Pro forma net income                                                     $          98                      $        1,108
                                                                            =================                  ===================

   Actual/Pro forma basic earnings per share                $        0.01   $        0.01    $       0.03      $          .08
                                                            ======================================================================

   Actual/Pro forma basic weighted average common shares           18,176          18,153          18,165              14,350
                                                            ======================================================================

   Actual/Pro forma diluted earnings per share              $        0.01   $        0.01    $       0.03      $          .08
                                                            ======================================================================

   Actual/Pro forma diluted weighted average common shares         18,297          18,295          18,290              14,491
                                                            ======================================================================

See accompanying notes.

                                SPAR Group, Inc.

          Condensed Consolidated and Combined Statements of Cash Flows
                           (unaudited) (In thousands)

                                                                             NINE MONTHS ENDED
                                                                   --------------------------------------
                                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                                         2000                 1999
                                                                   -----------------    -----------------
OPERATING ACTIVITIES
Net income (Loss)                                                  $        630         $       (799)
Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
     Depreciation                                                         1,242                  824
     Amortization                                                         1,205                  394
     Stock related compensation                                               -                  752
     Equity in earnings of affiliate                                          -                  (52)
     Gain on sale of affiliate                                             (790)                   -
     Taxes on termination of subchapter S corporation elections               -                3,100
     Changes in operating assets and liabilities:
       Accounts receivable                                                3,611               (2,226)
       Prepaid expenses and other assets                                 (4,347)              (3,672)
       Accounts payable, accrued expenses and other current
         liabilities                                                     (4,632)              (2,926)
       Restructuring charges                                             (2,036)
       Deferred revenue                                                   5,851
                                                                   -----------------    -----------------
Net cash provided by (used in) operating activities                         734               (4,605)

INVESTING ACTIVITIES
Purchases of property and equipment                                      (1,403)                (320)
Purchase of business, net of cash acquired                               (   62)               6,845
Sale of investment in affiliate                                           1,500
                                                                   -----------------    -----------------
Net cash provided by investing activities                                    35                6,525

FINANCING ACTIVITIES
Net (payments to) proceeds from line of credit                             (869)               4,807
Net (payments to) proceeds from shareholders                               (145)               3,500
Proceeds from exercise of options                                            29                    -
Payments to note payable MCI                                             (1,045)              (5,935)
Net payments of other long-term debt                                     (  813)                   -
Distributions to certain stockholders                                         -               (2,773)
                                                                   -----------------    -----------------
Net cash used in  financing activities                                   (2,843)                (401)
                                                                   -----------------    -----------------

Net (decrease) increase in cash                                          (2,074)               1,519
Cash at beginning of period                                               2,074                  910
                                                                   -----------------    -----------------
Cash at end of period                                              $          -         $      2,429
                                                                   =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                      $      1,418         $      1,111
                                                                   =================    =================

Non-cash transactions:
   Equipment purchased with capital leases                         $          -         $        485
                                                                   =================    =================
   Distributions payable to certain stockholders                   $          -         $      1,333
                                                                   =================    =================
   Increase in accrued liabilities and restructure charges
     associated with reverse merger                                $      1,996         $          -
                                                                   =================    =================

See accompanying notes.

                                SPAR Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries (collectively, the "SPAR Group") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the combined financial statements and notes thereto for the Company as contained in Form 10-K and 10K/A (Amendments I & II) for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

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

                                SPAR Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)

RECLASSIFICATIONS

         Certain amounts presented for the period ended September 30, 1999 have been reclassified to conform to the 2000 presentations.

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

                                SPAR Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)

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

         The goodwill that resulted from the Merger was calculated after giving effect to the merger costs of the PIA Companies totaling $2.4 million and the anticipated restructuring costs that are directly related to the Merger totaling $7.4 million. Actual restructuring costs paid and current projections resulted in a $2.0 million increase of restructuring costs to $9.4 million (see Note 5, below). The excess purchase price deemed paid by the SPAR Companies for the assets of the PIA Companies over the fair value of those assets was $13.7 million and is being amortized using the straight-line method over 15 years.

                                SPAR Group, Inc.

BUSINESS COMBINATIONS - RESULTS AS IF THE ACQUISITIONS HAD OCCURRED ON JANUARY 1, 1999

         In accordance with generally accepted accounting principles, the operating results of SPGI and the PIA Companies have been included in the condensed consolidated statements of operations from the dates of the respective acquisitions. The unaudited results below (not included in the consolidated and combined financial statements) are computed on a pro forma basis as if the acquisitions occurred at the beginning of the period ended September 30, 1999 (in thousands, except per share amounts):

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                                 1999
                                                         ----------------------

   Net revenues                                                   122,547
                                                         ======================

   Operating loss                                                  (5,686)
                                                         ======================

   Pro forma net loss                                              (4,691)
                                                         ======================

   Pro forma basic loss per share                                   (0.26)
                                                         ======================

   Pro forma diluted loss per share                                 (0.26)
                                                         ======================

   Basic weighted average common shares                            18,153
                                                         ======================

   Diluted weighted average common shares                          18,295
                                                         ======================

         The above pro forma statements of operations reflect incremental amortization of goodwill, interest expense, increases in bonuses to new SPGI management and provisions for federal and state income taxes.

         The above pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the period, nor are they necessarily indicative of future consolidated results.

                                SPAR Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)

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

                       MERCHANDISING SERVICES         INCENTIVE MARKETING                 TOTAL
                         THREE MONTHS ENDED           THREE MONTHS ENDED           THREE MONTHS ENDED
                     ---------------------------- ---------------------------- ----------------------------
                     SEPTEMBER 30,SEPTEMBER 30,   SEPTEMBER 30, SEPTEMBER 30,   SEPTEMBER 30,SEPTEMBER 30,
                         2000          1999           2000          1999           2000          1999
                     ---------------------------- ---------------------------- ----------------------------
   Net revenues           16,536        29,442          5,796       6,948            22,332       36,390
   Cost of revenues        9,825        18,850          4,280       5,616            14,105       24,466
                     ---------------------------- ---------------------------- ----------------------------
   Gross profit            6,711        10,592          1,516       1,332             8,227       11,924

   SG&A                    5,319         9,310          1,402       1,378             6,721       10,688
                     ---------------------------- ---------------------------- ----------------------------
   EBITDA                  1,392         1,282            114         (46)            1,506        1,236
                     ============================ ============================ ============================
   Net income (loss)         653           358           (553)       (260)              100           98
                     ============================ ============================ ============================
   Total Assets           47,518        43,305         14,535      20,191            62,053       63,496
                     ============================ ============================ ============================

                       MERCHANDISING SERVICES         INCENTIVE MARKETING                 TOTAL
                          NINE MONTHS ENDED            NINE MONTHS ENDED            NINE MONTHS ENDED
                     ---------------------------- ---------------------------- ----------------------------
                     SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,   SEPTEMBER 30, SEPTEMBER 30,
                           2000         1999            2000        1999              2000         1999
                     ---------------------------- ---------------------------- ----------------------------
   Net revenues           63,083        49,353         19,985      28,596            83,068       77,949
   Cost of revenues       40,029        29,532         16,220      23,389            56,249       52,921
                     ---------------------------- ---------------------------- ----------------------------
   Gross profit           23,054        19,821          3,765       5,207            26,819       25,028

   SG&A                   18,400        16,440          4,160       3,987            22,560       20,427
                     ---------------------------- ---------------------------- ----------------------------
   EBITDA                  4,654         3,381           (395)      1,220             4,259        4,601
                     ============================ ============================ ============================
   Net income (loss)       2,428         1,951         (1,798)        189               630        2,140
                     ============================ ============================ ============================
   Total Assets           47,518        43,305         14,535      20,191            62,053       63,496
                     ============================ ============================ ============================

                               SPAR Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)

         In March 2000, the Company established its Internet Division to separately market its applications, software products and services. As the division develops, the Company anticipates separately reporting information regarding this segment.

5.      RESTRUCTURING AND OTHER CHARGES

         In connection with the PIA Merger, the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructuring costs are composed of committed costs required to integrate the SPAR Companies' and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings.

         The SPAR Group recognized termination costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Business Combination.

         The following table displays a roll-forward of the liabilities for restructuring and other charges from December 31, 1999 to September 30, 2000 (in thousands):

                                                    DECEMBER 31,      NINE MONTHS          NINE MONTHS         SEPTEMBER 30,
                                                       1999              ENDED                ENDED               2000
                                                   RESTRUCTURING      SEPTEMBER 30,       SEPTEMBER 30,       RESTRUCTURING
                                                    AND OTHER            2000                 2000              AND OTHER
                                                   CHARGES             DEDUCTIONS          ADJUSTMENTS           CHARGES
                                                ------------------------------------------------------------------------------
   Type of cost:
     Employee separation                                1,115            ( 1,079)                748                784
     Equipment lease settlements                        2,747            (   745)              1,367              3,369
     Office lease settlements                           1,542            (   212)            (   619)               711
                                                ------------------------------------------------------------------------------
                                                        5,404             (2,036)              1,496              4,864
                                                ==============================================================================

         Management believes that with the $1.5 million adjustment to the restructuring reserve the remaining reserves are adequate to complete its plan.

                                SPAR Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)

6.      EARNINGS PER SHARE

         The following table sets forth the computations of pro forma basic and diluted earnings per share (in thousands, except per share data):

                                                        THREE MONTHS     THREE MONTHS       NINE MONTHS     NINE MONTHS
                                                            ENDED            ENDED             ENDED           ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                            2000             1999               2000            1999
                                                      ----------------------------------------------------------------------
  Numerator:
     Actual/Pro forma net income                      $         100      $        98       $        630      $    1,108
                                                      =================================== ==================================
   Denominator:
     Shares used in pro forma basic earnings per
       share calculation(1)                                  18,176           18,153             18,165          14,350

     Effect of diluted securities:
       Employee stock options                                   121              142                125             141
                                                      ----------------------------------- ----------------------------------
     Shares used in pro forma diluted earnings per
        share calculations(1)                                18,297           18,295             18,290          14,491
                                                      =================================== ==================================
   Actual/Pro forma basic earnings per share(1)        $       0.01      $      0.01            $  0.03       $    0.08
                                                      =================================== ==================================
   Actual/Pro forma diluted earnings per share(1)      $       0.01      $      0.01            $  0.03       $    0.08
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

         According to Generally Accepted Accounting Principles ("GAAP"), upon an acquisition, the acquired company's results of operations are not included in the acquirer's results of operations prior to the date of acquisition. The SPAR Companies acquired substantially all of the assets of BIMA (the "MCI
Acquisition") on January 16, 1999 (see Notes 2 and 3 to the Condensed Consolidated Financial Statements). Under GAAP, the SPAR/PIA merger completed on July 9, 1999 was deemed to be an acquisition of PIA by SPAR. (See Notes 2 and 3 to the Condensed Consolidated Financial Statements). Therefore, the following discussions include only the results of SPGI subsequent to January 15, 1999 and the results of PIA subsequent to July 8, 1999.

                                SPAR Group, Inc.

         Since the SPAR/PIA merger, the SPAR Group has restructured its operations by integrating the SPAR Marketing Companies' and the PIA Companies' field organizations and consolidated administrative functions where possible to achieve significant synergies and cost savings.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 1999
--------

NET REVENUES
------------

         The following table sets forth net revenues by division as a percentage of net revenues for the periods indicated:

                                                                       Quarter Ended
                                              -----------------------------------------------------------------
                                                 September 30, 2000           September 30, 1999       Change
                                              -------------------------- ----------------------------- --------
(amounts in millions)                          Amount           %          Amount           %             %
                                              ---------     ----------    ----------    ----------     --------
Merchandising Services net revenues           $16.5            74.0%      $    29.4        80.9%       (43.7%)
Incentive Marketing net revenues                5.8            26.0%            7.0        19.1%       (17.2%)
                                              ---------     ----------    ----------    ----------     --------
Net Revenue                                   $22.3           100.0%      $    36.4       100.0%       (38.6%)

         Net revenues for the third quarter of 2000 were $22.3 million compared to $36.4 million in the third quarter of 1999, a 38.6% decline.

         Merchandising services net revenues for the quarter ended September 30, 2000 were $16.5 million, compared to $29.4 million in the quarter ended September 30, 1999, a 43.7% decrease. The decrease in net revenues is primarily attributed to discontinued PIA programs.

         Incentive marketing net revenues for the quarter ended September 30, 2000 were $5.8 million, compared to $7.0 million for the quarter ended September 30, 1999, a reduction of 17.2% primarily due to a decrease in project revenue.

                                SPAR Group, Inc.

COST OF REVENUES
----------------

         The following table sets forth cost of revenues by division as a percentage of net revenues for the periods indicated:

                                                                        Quarter Ended
                                              -------------------------------------------------------------------
                                                 September 30, 2000           September 30, 1999       Change
                                              -------------------------- ----------------------------- ----------
(amounts in millions)                          Amount           %          Amount           %              %
                                              ---------     ----------    ----------    ----------     ----------
Merchandising Services cost of revenues       $  9.8            59.4%     $   18.9          64.2%      (47.9%)
Incentive Marketing cost of revenues             4.3            73.8%          5.6          80.0%      (23.6%)
                                              ---------     ----------    ----------    ----------     ----------
Total cost of revenues                        $ 14.1            63.2%     $   24.5          67.2%      (42.4%)

         Cost of revenues for the quarter ended September 30, 2000 and September 30, 1999 were $14.1 million and $24.5 million respectively, a 42.4% decrease. Cost of revenues for the quarter ended September 30, 2000 was 63.2% of net revenues compared to 67.2% in 1999.

         Merchandising services cost of revenues was 59.4% of net revenues for the quarter ended September 30, 2000 compared to 64.2% in 1999. The decrease in cost of revenues, as a percentage of net revenues, in the quarter ended September 30, 2000 from the quarter ended September 30, 1999 is primarily attributable to the reversal of a provision for a contingent liability that has been resolved (see Part II Other Information Item 1. Legal Proceedings) as well as an improvement in PIA related field costs.

         Incentive marketing cost of revenues, as a percentage of net revenues, for the quarter ended September 30, 2000 and September 30, 1999 were 73.8% and 80.0%, respectively. The decrease in cost of revenues as a percentage of net revenues in the quarter ended September 30, 2000 from the quarter ended September 30, 1999 is primarily due to a more favorable mix of business.

OPERATING EXPENSES
------------------

         The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                                       Quarter Ended
                                              -----------------------------------------------------------------
                                                 September 30, 2000           September 30, 1999       Change
                                              -------------------------- ----------------------------- --------
(amounts in millions)                          Amount           %          Amount           %             %
                                              ---------     ----------    ----------    ----------     --------
Selling, general  & administrative expenses   $   6.7          30.1%      $    10.7        29.4%       (37.1%)
Depreciation & amortization                        .8           3.6%             .7         1.9%        14.8%
                                              ---------     ----------    ----------    ----------     --------
Total Operating Expenses                      $   7.5          33.6%      $    11.4        31.3%       (33.9%)

         Selling, general and administrative expenses decreased by 37.1% in the third quarter of 2000 to $6.7 million compared to $10.7 million in the same period of 1999. This decrease was primarily due to a reduction of the PIA related selling, general and administrative expenses.

                                SPAR Group, Inc.

         Depreciation and amortization were consistent in the third quarter of 2000 with the third quarter of 1999.

INTEREST EXPENSE
----------------

         Interest expense increased slightly in the third quarter of 2000 due to higher weighted average borrowing rates in 2000, partially offset by lower borrowing needs.

ACTUAL/PRO FORMA INCOME TAXES
-----------------------------

         The income tax provision in the third quarter of 2000 represents a combined effective federal and state income tax rate of 56.5%. The pro forma income tax provision in the third quarter of 1999 represents a combined effective federal and state income tax rate of 65.2% of taxable income.

The effective tax rate is higher than the federal statutory income tax rates due to non-deductible goodwill amortized during the periods.

ACTUAL/PRO FORMA NET INCOME
---------------------------

         The SPAR Group had net income of $0.1 million in the third quarter of 2000 or $0.01 per basic and diluted share compared to pro forma net income of $0.1 million or $0.01 per pro forma basic and diluted share in the corresponding period in 1999.

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1999
----

NET REVENUES
------------

         The following table sets forth net revenues by division as a percentage of net revenues for the periods indicated:

                                                                     Nine Months Ended
                                              -----------------------------------------------------------------
                                                 September 30, 2000           September 30, 1999       Change
                                              -------------------------- ----------------------------- --------
(amounts in millions)                          Amount           %          Amount           %             %
                                              ---------     ----------    ----------    ----------     --------
Merchandising Services net revenues              $63.1        75.9%          $ 49.4        63.3%        27.8%
Incentive Marketing net revenues                  20.0        24.1%            28.6        36.7%       (30.1%)
                                              ---------     ----------    ----------    ----------     --------
Net Revenue                                      $83.1       100.0%          $ 78.0       100.0%         6.6%

         Net revenues for the nine months ended September 30, 2000 were $83.1 million compared to $78.0 million for the nine months ended September 30, 1999.

                                SPAR Group, Inc.

         Merchandising services net revenues for the nine months ended September 30, 2000 were $63.1 million, compared to $49.4 million in the nine months ended September 30, 1999, a 27.8% increase. The increase in net revenues is primarily attributed to the inclusion of $24.3 million of net revenues of the PIA Companies' merchandising operations for the first six months of 2000 with no comparable revenue in the first six months of 1999, offset by PIA programs discontinued in 2000. In addition, the SPAR Companies' merchandising net revenues increased by $1.0 million for the nine month period ended September 30, 2000 due to additional customers.

         Incentive marketing net revenues for the nine months ended September 30, 2000 were $20.0 million, compared to $28.6 million for the nine months ended September 30, 1999, a reduction of 30.1% primarily due to a decrease in project revenue.

COST OF REVENUES
----------------

         The following table sets forth cost of revenues by division as a percentage of net revenues for the periods indicated:

                                                                     Nine Months Ended
                                              -----------------------------------------------------------------
                                                 September 30, 2000           September 30, 1999       Change
                                              -------------------------- ----------------------------- --------
(amounts in millions)                          Amount           %          Amount           %             %
                                              ---------     ----------    ----------    ----------     --------
Merchandising Services cost of revenues       $   40.0      63.5%         $    29.5        59.8%        35.6%
Incentive Marketing cost of revenues              16.2      81.2%              23.4        81.8%       (30.7%)
                                              ---------     ----------    ----------    ----------     --------
Total cost of revenues                        $   56.2      67.6%         $    52.9        67.9%         6.2%


         Cost of revenues for the nine months ended September 30, 2000 and September 30, 1999 were $56.2 million compared to $52.9 million in the first nine months of 1999, a 6.2% increase. Cost of revenues for the nine months ended September 30, 2000 was 67.6% of net revenues compared to 67.9% in 1999.

         Merchandising services cost of revenues were 63.5% of net revenues for the nine months ended September 30, 2000 compared to 59.8% in 1999. The increase in cost of revenues as a percentage of net revenues in the nine months ended September 30, 2000 is primarily attributed to the higher labor cost structure of the PIA Companies' field organization.

         Incentive marketing cost of revenues as a percentage of net revenues for the nine months ended September 30, 2000 was consistent with last year.

                                SPAR Group, Inc.

OPERATING EXPENSES
------------------

         The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                                     Nine Months Ended
                                              -----------------------------------------------------------------
                                                 September 30, 2000           September 30, 1999       Change
                                              -------------------------- ----------------------------- --------
(amounts in millions)                          Amount           %          Amount           %             %
                                              ---------     ----------    ----------    ----------     --------
Selling, general  & administrative expenses     $ 22.6      27.2%           $ 20.4        26.2%         10.4%
Depreciation & amortization                        2.4       2.9%              1.2         1.6%        100.0%
                                              ---------     ----------    ----------    ----------     --------
Total Operating Expenses                        $ 25.0      30.1%           $ 21.6        27.8%         15.5%

         Selling, general and administrative expenses increased by 10.4% in the nine months ended September 30, 2000 to $22.6 million compared to $20.4 million in the same period of 1999. This increase was due primarily to the inclusion of the PIA Companies' general and administrative costs for the first six months of 2000 totaling $5.9 million with no comparable PIA expenses for the first six months of 1999.

         Depreciation and amortization increased by $1.2 million in the nine months ended September 30, 2000 due primarily to the amortization of goodwill recognized by the acquisition of the PIA Companies, the MCI Acquisition by the SPAR Group and the depreciation related to capitalized software development costs.

INTEREST EXPENSE
----------------

         Interest expense increased in the nine months ended September 30, 2000 due to higher weighted average borrowing rates in 2000.

ACTUAL/PRO FORMA INCOME TAXES
-----------------------------

         The income tax provision in the nine months ended September 30, 2000 represents a combined federal and state income tax rate of 46.6%. The pro forma income tax provision in the third quarter of 1999 represents a combined effective federal and state income tax rate of 52.3% of taxable income.

         The effective tax rate is higher than the federal statutory income tax rates due to non-deductible goodwill amortization during the periods.

                                SPAR Group, Inc.

ACTUAL/PRO FORMA NET INCOME
---------------------------

         The SPAR Group had net income of $0.6 million in the nine months ended September 30, 2000 or $0.03 per basic and diluted share compared to pro forma net income of $1.1 million or $0.08 per pro forma basic and diluted share in the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         In the nine months ended September 30, 2000, the SPAR Group had pre-tax income of $1.2 million and experienced a positive operating cash flow of $0.7 million. As previously noted, the Merger with PIA was consummated on July 8, 1999. The Merger has reduced fixed costs and created synergies directly impacting the SPAR Group's profitability and cash flow.

         The SPAR Group experienced a net decrease in cash and cash equivalents of $2.1 million for the nine months ended September 30, 2000. With the existing revolving line of credit, subject to availability, timely collection of receivables, and the SPAR Group's current working capital position, management believes that liquidity and capital resources over the next twelve months will be sufficient to maintain ongoing operations.

DEBT
----

         In 1999, IBJ Whitehall and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement (the "Bank Loan Agreement"). The Bank Loan Agreement (as amended) allows Borrowers to borrow up to a maximum of $15 million on a revolving credit basis, and $2.5 million on a term basis (the "Term Loan"). The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 10.0% per annum at September 30, 2000), and the Term Loan bears interest at such "Alternate Base Rate" plus three-quarters of one percent (0.75%) (a total of 10.25% per annum at September 30, 2000). The Bank Loan Agreement's revolving credit loan of $15.0 million is scheduled to mature on September 21, 2002. The Term Loan amortizes in equal monthly installments of $83,334 each. In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow, as defined in the Bank Loan Agreement, for each fiscal year, to be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). The facility is secured with the assets of the SPAR Group.

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

                                SPAR Group, Inc.

Coverage Ratio", a minimum ratio of Debt to EBITDA, and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement.

         The balance outstanding on the revolving line of credit was $12.5 million and $13.3 million at September 30, 2000 and December 31, 1999, respectively. As of September 30, 2000, the SPAR Group had unused availability under the line of credit to borrow up to an additional $2.5 million.

CASH AND CASH EQUIVALENTS
-------------------------

         Net cash provided by operating activities for the nine months ended September 30, 2000, of $0.7 million compared with a net cash used of $4.6 million for the nine months ended September 30, 1999.

         Net cash provided by investing activities were $0.0 million and $6.5 million, respectively, for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999. Net cash provided by investing activities for the nine months ended September 30, 2000, was primarily due to the sale of an investment offset by purchases of property and equipment.

         Net cash used in financing activities for the nine months ended September 30, 2000, was $2.8 million, compared with net cash used by financing activities of $0.4 million for the nine months ended September 30, 1999. The net cash used in financing activities for the nine months ended September 30, 2000, was primarily due to the payment of the MCI Note payable as well as further reductions of other long-term debt.

         The above activity resulted in a net decrease in cash and cash equivalents of $2.1 million for the nine months ended September 30, 2000, compared to a net increase of $1.5 million for the nine months ended September 30, 1999.

         At September 30, 2000, the Company had negative working capital of $1.7 million as compared to negative working capital at December 31, 1999 of $0.6 million, and current ratios of .95 and 1.0 as of September 30, 2000, and December 31, 1999, respectively.

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

         At September 30, 2000, the SPAR Group is obligated, under certain circumstances, to pay severance compensation to its employees and other costs in connection with the Merger of approximately $4.9 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation of approximately $1.5 million. The SPAR Group has also accrued approximately $1.9 million for expenses incurred by PIA prior to the Merger, which have not been paid. Management believes the current bank credit facilities are sufficient to fund operations and working capital, including the current maturities of debt obligations, but may not be sufficient to reduce obligations of the Merger with PIA.

                                SPAR Group, Inc.

The Company is currently seeking additional financing to meet the non-operational credit needs. However, there can be no assurances that the Company will be successful.

         Certain former principal stockholders of the SPAR Companies each made loans to certain SPAR Companies in the aggregate amount of $4.3 million to facilitate the acquisition of the assets of MCI. These stockholders also were owed $1.9 million in unpaid distributions relating to the former status of certain of the operating SPAR Companies as Subchapter S Corporations. Those
amounts  were   converted  into   promissory   notes  issued  to  these  certain
stockholders severally by SMF, SINC and SPGI prior to the Merger, which aggregated $6.2 million. As of September 30, 2000, a total of $5.7 million remained outstanding under these notes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The SPAR Group is exposed to market risk related to the variable interest rate on the line of credit and term note and the variable yield on its cash and cash equivalents. The SPAR Group's accounting policies for financial instruments and disclosures relating to financial instruments require that the SPAR Group's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long term debt. The SPAR Group considers carrying amounts of current assets and liabilities in the condensed consolidated financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of long-term debt approximate fair value because the obligations bear interest at a floating rate. The SPAR Group monitors the risks associated with interest rates and financial instrument positions. The SPAR Group's investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

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

                                SPAR Group, Inc.

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

         SPAR Marketing Services ("SMS"), a related party has been audited by the Internal Revenue Service with respect to whether certain field representatives should be classified as independent contractors or employees for federal employment tax purposes for the tax years ended December 31, 1991 and 1992. Neither SPAR Group Inc. nor any of its subsidiaries were ever named in the audit or involved in the process. However, due to its common control the Company deemed it prudent to establish a contingent liability of five hundred thousand dollars ($500,000) for any potential exposure. SMS has informed the Company that it has reached a settlement with the Internal Revenue Service. As a result of the settlement, the Company no longer requires the contingent liability and has reversed the accrual to cost of revenues in the quarter ended September 30, 2000.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

               Item 2(a): Not applicable
               -------------------------

               Item 2(b): Not applicable
               -------------------------

               Item 2(c): Not Applicable
               -------------------------

                                SPAR Group, Inc.

               Item 2(d): Use of Past Proceeds
               -------------------------------

               Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company held its Annual Meeting of Stockholders on August 3, 2000. The meeting was held to (1) elect the Board of Directors and (2) to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2000.

The number of votes cast for each proposal are set forth below.

Proposal Number 1 - Election of the Board of Directors:

Name:                        For:                Against:        Absention:
-----                        ----                --------        ----------
Robert G. Brown              17,730,039              0               4,053
William H. Bartels           17,730,039              0               4,053
Robert O. Aders              17,726,958              0               7,134

Each of the nominees was elected to the Board of Directors.

Proposal Number 2 - Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2000:

For:                         Against:             Absention:
----                         --------             ----------
17,733,340                          467                  285

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

              10.17**       Service Agreement dated as of January 4, 1999 by and
                            between  SPAR   Marketing   Force,   Inc.  and  SPAR
                            Marketing Services, Inc.

              10.18** Business Manager Agreement dated as of July 8, 1999 by and between SPAR Marketing Force, Inc. and SPAR Marketing Services, Inc.

              21.1++        Subsidiaries of the Company

              23.1++        Consent of Ernst & Young LLP

              27.0***       Financial Data Schedule

                +       Previously  filed with  initial Form 10-K for the fiscal
                        year ended  January 1, 1999.
                ++      Previously  filed with  initial Form 10-K for the fiscal
                        year ended December 31, 1999.
                *       Management  contract or compensatory plan or arrangement
                        required   to  be  filed  as  an  exhibit   pursuant  to
                        applicable   rules  of  the   Securities   and  Exchange
                        Commission.
                **      Previously  filed with Form  10-K/A for the fiscal  year
                        ended December 31, 1999.
                ***     Filed herewith.

        REPORTS ON FORM 8-K.
        None.

                                SPAR Group, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  November 20, 2000                SPAR Group, Inc., Registrant
                ------------------


                                                  By: /s/ Charles Cimitile
                                                  ------------------------
                                                     Charles Cimitile
                                                     Chief Financial Officer
                                                     and Secretary