Form 10-K
period 2000-12-31
SPAR GROUP INC
filed 2001-04-11
CIK 1004989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                           ANNUAL REPORT ON FORM 10-K


  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


                      For the year ended December 31, 2000

                         Commission file number 0-27824

                                SPAR GROUP, INC.


          Delaware                                       33-0684451
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                580 WHITE PLAINS ROAD, TARRYTOWN, NEW YORK 10591

       Registrant's telephone number, including area code: (914) 332-4100

        Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

        The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 27, 2001, based on the closing price of the Common Stock as reported by the Nasdaq SmallCap Market on such date, was approximately $20,556,371.

        The number of shares of the Registrant's Common Stock outstanding as of March 27, 2001 was 18,272,330 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.
================================================================================

                                           SPAR GROUP, INC.

                                      ANNUAL REPORT ON FORM 10-K

                                                INDEX

                                                PART I

                                                                                                  PAGE
 Item 1.        Business                                                                           1
 Item 2.        Properties                                                                        12
 Item 3.        Legal Proceedings                                                                 12
 Item 4.        Submission of Matters to a Vote of Security Holders                               12

                                               PART II

 Item 5.        Market for Registrant's Common Equity and Related Shareholder Matters             13
 Item 6.        Selected Financial Data                                                           13
 Item 7.        Management's Discussion and Analysis of Financial Condition and Results of        15
                Operations

 Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                        24
 Item 8.        Financial Statements and Supplementary Data                                       24
 Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial         24
                Disclosure

                                               PART III

 Item 10.       Directors and Executive Officers of the Registrant                                25
 Item 11.       Executive Compensation and Other Information of SPAR Group, Inc.                  27
 Item 12.       Security Ownership of Certain Beneficial Owners and Management                    30
 Item 13.       Certain Relationships and Related Transactions                                    31

                                                   PART IV

 Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                   32
                Signatures                                                                        34

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

ITEM 1.  BUSINESS.

GENERAL

        The SPAR Group, Inc., a Delaware corporation formerly known as PIA Merchandising Services, Inc. ("SPAR Group" or the "Company") is a supplier of in-store merchandising and marketing services, and premium incentive marketing services throughout the United States and Canada. The Company also provides database marketing, teleservices, marketing research, and Internet-based software. The Company's operations are divided into four divisions: the Merchandising Services Division, the Incentive Marketing Division, the Internet Division and the International Division. The Merchandising Services Division provides merchandising services, database marketing, teleservices and marketing research to manufacturers and retailers primarily in the mass merchandiser, video, chain, discount drug store and grocery industries. The Incentive Marketing Division designs and implements premium incentives, manages group meetings, group travel and training programs principally for corporate clients. In March 2000, the Company announced the formation of an Internet Division for the purpose of marketing its proprietary Internet-based computer software. In November 2000, the Company established its International Division to expand its merchandising services business off shore, with an initial focus on Japan and the Pacific Rim region.

Merchandising Services Division

        The Company's Merchandising Services Division consists of (1) SPAR Marketing, Inc. ("SMI") (an intermediate holding company), SPAR Marketing Force, Inc. ("SMF"), SPAR Marketing, Inc., a Nevada corporation ("SMNEV"), SPAR/Burgoyne Retail Services, Inc. ("SBRS"), and SPAR, Inc. ("SINC") (collectively, the "SPAR Marketing Companies"), and (2) PIA Merchandising Co. Inc., Pacific Indoor Display d/b/a Retail Resources, Pivotal Sales Company and PIA Merchandising Ltd. (collectively, "PIA" or the "PIA Companies"). The SPAR Marketing Companies, the original predecessor of which was founded in 1967, provide nationwide retail merchandising and marketing services to home video, consumer goods and food products companies. The PIA Companies, through a predecessor of the Company first organized in 1943, also are suppliers of in-store merchandising and sales services throughout the United States and Canada, and were "acquired" by the SPAR Marketing Companies for accounting purposes pursuant to the Merger on July 8, 1999 (See Merger and Restructuring, below). The PIA Companies provide these services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug and retail grocery stores. The Company currently operates in all 50 states and Canada and provides a broad range of in-store merchandising and other marketing services to many of the nation's leading companies.

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

Incentive Marketing Division

         The Company's Incentive Marketing Division was created in January 1999 through the Company's purchase of the business and substantially all of the assets of BIMA Group, Inc., a Texas corporation ("BIMA" or "MCI") originally founded in 1987 and formerly known as MCI Performance Group, Inc. The purchase was made by the Company's indirect subsidiary SPAR Performance Group, Inc., formerly known as SPAR MCI Performance Group, Inc. ("SPGI"). SPGI provides a wide variety of consulting, creative, program administration, travel and merchandise fulfillment, and training services to companies seeking to retain and motivate employees, salespeople, dealers, distributors, retailers, and consumers toward certain actions or objectives. SPGI's strategy enables companies to outsource the entire design, implementation and fulfillment of incentive programs in a one-stop, "umbrella" shopping approach. SPGI typically consults with a client to design the most effective plan to achieve the client's goals. SPGI then provides services necessary to implement the program, generates detailed efficiency progress reports, and reports on the return on investment upon completion of the program.

Internet Division

        In March 2000, the Company established its Internet Division, SPARinc.com, Inc., to separately market its application software products and services. The Company has developed and is utilizing several Internet-based software products. The Internet Division was established to market these applications to businesses with multiple locations and large workforces desiring to improve day-to-day efficiency and overall productivity.

International Division

        In November 2000, the Company established its International Division, SPAR Group International, Inc., to expand its merchandising services business off shore, with an initial focus on Japan and the Pacific Rim region. The Company believes there is a significant market for its merchandising services throughout the world. The domestic merchandising services business has been developed utilizing Internet-based technology that can be modified to accommodate foreign markets. The International Division was established to cultivate foreign markets, modify the necessary systems and implement the Company's business model worldwide.

INDUSTRY OVERVIEW

Merchandising Services Division

        According to industry estimates the merchandising industry generates over two billion dollars annually. The merchandising industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. The Company believes the current trend is that major manufacturers are continuing to move to third parties to handle in-store merchandising. The Company also believes that its merchandising services bring added value to retailers, manufacturers and other businesses. Retail merchandising services enhance sales by making a product more visible and available to consumers. These services primarily include shelf maintenance, display placement, reconfiguring products on store shelves, replenishing products and placing orders, and other services, such as test market research, mystery shopping, teleservices, database marketing and promotion planning and analysis.

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

Incentive Marketing Division

        According to PROMO Magazine's 1999 annual report of the promotion industry, spending on the promotion of products and services in 1998 was $85.4 billion, up $6 billion or 8% from the 1997 level. The Company participates in the premium incentive and promotion fulfillment sectors. These sectors collectively accounted for $28.7 billion or 34% of the promotion industry as a whole and grew 5.0% and 17.2%, respectively, during 1998. The Company believes that U.S. companies are increasingly using third party incentive providers as a more efficient and cost effective means to increase the productivity of their employees. Third party incentive premium providers can offer a customized, unique, turnkey solution specifically tailored to a company's needs. Additionally, incentive premium providers are able to capitalize on supplier relationships and to realize volume discounts, particularly on travel and merchandise.

        Premium incentives are performance-determined rewards used to motivate employees, salespeople, dealers, and consumers, and are also used to differentiate a product, service or store. According to an Incentive Federation Survey, only 26.0% of U.S. businesses are using premium incentives to motivate employees and the majority of these businesses are large companies (with over 1,000 employees). The Company anticipates that this market segment will grow as additional companies realize the value of using incentives to motivate employees, sales forces and consumers.

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

Internet Division

        The Company believes there is a current trend towards consolidation in business. This trend is creating larger, more complex companies that have multiple locations and large workforces covering wide geographical areas. The Company also believes there is a growing trend of companies utilizing the Internet and Internet-based software. The Company has historically developed and utilized Internet-based software to manage its national businesses, including its national field force, with greater efficiency and communication speed than previously possible with paper based systems. The Company believes this software transcends the merchandising services industry and can be utilized in many other industries that have businesses with multiple locations and large workforces.

International Division

        The Company believes another current trend in business is globalization. As companies expand into foreign markets they will need assistance in marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs will only be exacerbated by the logistics of operating in foreign markets. The Company believes this environment will create an opportunity to exploit its Internet-based technology and business model that have been successful in the United States. The Company has formed a task force consisting of information technology, operations and finance to evaluate and develop foreign markets. The initial focus of the International Division has been on Japan, through a joint venture with a major Japanese wholesaler, and the Pacific Rim region. Upon successful implementation of the Company's business model in these areas, the Company intends to expand to other markets.

MERGER AND RESTRUCTURING

        On July 8, 1999, SG Acquisition, Inc., a Nevada corporation ("PIA Acquisition"), a wholly owned subsidiary of the Company, then named PIA Merchandising Services, Inc. ("PIA Delaware"), merged into and with SPAR Acquisition, Inc., a Nevada corporation ("SAI") (the "Merger") pursuant to the Agreement and Plan of Merger dated as of February 28, 1999, as amended (the "Merger Agreement"), by and among the Company and certain of the PIA Companies and SPAR Marketing Companies (among others). In connection with the Merger, PIA Delaware changed its name to SPAR Group, Inc. (which will be referred to post-Merger individually as "SGI" or the "Company"). Although the SPAR Marketing Companies and SPGI became subsidiaries of PIA Delaware (now SGI) as a result of this "reverse" Merger, the transaction has been accounted for as required under GAAP as a purchase by SAI of the PIA Companies, with the books and records of SGI being adjusted to reflect the historical operating results of the SPAR
Marketing Companies and SPGI (together with certain intermediate holding companies, the "SPAR Companies").

BUSINESS STRATEGY

        As the marketing services industry continues to grow, consolidate and expand internationally large retailers and manufacturers are increasingly outsourcing their marketing needs to third-party providers. The Company believes that offering marketing services in multi-use sectors on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that developing a sophisticated technology infrastructure, including proprietary Internet-based software, is key to providing clients with a high level of customer service while maintaining efficient, low cost operations. The Company's objective is to become an international integrated service provider by pursuing its operating strategy, as described below.

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

        Leverage and Implement Technology. The Company intends to utilize computer (including hand-held computers), Internet, and other technology to enhance its efficiency and ability to provide real-time data to its customers. Industry sources indicate that customers are increasingly relying on marketing service providers to supply rapid, value-added information regarding the results of marketing expenditures on sales and profits. The Company (together with certain of its affiliates) has developed and owns proprietary Internet-based software technology that allows it to communicate with its field management over the Internet, schedule its store-specific field operations more efficiently, receive information over the Internet and incorporate the data immediately, quantify the benefits of its services to customers faster and respond to customers' needs and implement programs more rapidly. The Company believes that the usefulness of certain software applications it has developed transcends the merchandising and marketing services industry and can be marketed to other industries. The Company also believes that its technology can be modified and adapted to support merchandising and marketing services in foreign markets. The Company believes that its proprietary Internet-based software technology gives them a competitive advantage in the marketplace.

DESCRIPTION OF SERVICES

        The Company currently provides a broad array of merchandising and marketing services on a national, regional and local basis to leading entertainment, consumer goods, food products and retail companies through its Merchandising Services Division, and also provides premium incentive services through its Incentive Marketing Division.

        The Company currently operates in all 50 states and Canada serving some of the nation's leading companies. The Company believes its full-line capability of developing plans at one centralized division headquarter location, executing chain wide, fully integrated national solutions, and implementing rapid, coordinated responses to its clients' needs on a real time basis differentiate the Company from its competitors. The Company also believes its national presence, centralized decision-making ability, local follow-through, ability to recruit, train and supervise merchandisers, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a competitive advantage over local, regional or other competitors.

Merchandising Services Division

        The Company provides a broad array of merchandising services on a national, regional, and local basis to manufacturers and retailers. The Company provides its merchandising and sales services primarily on behalf of consumer product manufacturers at mass merchandiser, drug and retail grocery chains. The Company currently provides three principal types of merchandising and sales services: syndicated services, dedicated services and project services.

        Syndicated Services

        Syndicated services consist of regularly scheduled, routed merchandising services provided at the store level for various manufacturers. These services are performed for multiple manufacturers, including, in some cases, manufacturers whose products are in the same product category. Syndicated services may include activities such as:

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

        Other Marketing Services

        Other marketing services performed by the Company include:

         Test Market Research - Testing promotion alternatives, new products and advertising campaigns, as well as packaging, pricing, and location changes, at the store level.

         Mystery Shopping - Calling anonymously on retail outlets (e.g. stores, restaurants, banks) to check on distribution or display of a brand and to evaluate products, service of personnel, conditions of store, etc.

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

        Information Technology Services

        The Company has developed Internet-based information tracking and data accumulation system applications that improve productivity of merchandising specialists and provide timely data to its customers. The Company's merchandising specialists use Interactive Voice Response (IVR) and hand-held computers to report (through the

Internet) the status of each store they service upon completion. Merchandising specialists may report on store conditions (e.g. out of stocks, inventory, display placement) or process new orders for scanned products. This information is analyzed and displayed on graphical execution maps, which can be accessed by both the Company and its customers via the Internet, that visually depict the status of every merchandising project in real time. The Company has also developed an automated labor tracking system. Company associates communicate work assignment completion information via the Internet or telephone, enabling the Company to report hours, mileage, and other completion information for each work assignment on a daily basis and providing the Company with daily, detailed tracking of work completion. This technology allows the Company to schedule its merchandising specialists more efficiently, quickly quantify the benefits of its services to customers, rapidly respond to customers' needs and rapidly implement programs. The Company believes that its technological capabilities provide it with a competitive advantage in the marketplace.

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

Internet Division

        The Company believes there is a current trend towards consolidation in business. This trend is creating larger, more complex companies that have multiple locations and large workforces covering wide geographical areas. The Company also believes there is a growing trend of companies utilizing the Internet and Internet-based software. The Company has historically developed and utilized Internet-based software to manage its national businesses, including its national field force, with greater efficiency and communication speed than previously possible with paper based systems. The Company believes this software transcends the merchandising services industry and can be utilized in many other industries that have businesses with multiple locations and large workforces.

International Division

        The Company believes another current trend in business is globalization. As companies expand into foreign markets they will need assistance in marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising programs are both expensive and inefficient. The Company believes that the difficulties encountered by these programs will only be exacerbated by the logistics of operating in foreign markets. The Company believes this environment will create an opportunity to exploit its Internet-based technology and business model that have been successful in the United States. The Company has formed a task force consisting of information technology, operations and finance to evaluate and develop foreign markets. The initial focus of the International Division has been on Japan, through a joint venture with a major Japanese wholesaler, and the Pacific Rim region. Upon successful implementation of the Company's business model in these areas, the Company intends to expand to other markets.

SALES AND MARKETING

Merchandising Services Division

        The Company's sales efforts within its Merchandising Services Division are structured to develop new business in national and local markets. The Company's corporate business development team directs its efforts toward the senior management of prospective clients. Sales efforts are principally guided through the Company's sales workforce, located nationwide, who primarily work from company and home offices. In addition, the Company's corporate account executives play an important role in the Company's new business development efforts within its existing manufacturer and retailer client base.

        As part of the retailer consolidation, retailers are centralizing most administrative functions, including operations, procurement and category management. In response to this centralization and the growing importance of large retailers, many manufacturers have reorganized their selling organizations around a retailer team concept that focuses on a particular retailer. The Company has responded to this emerging trend and currently has retailer teams in place at several discount and drug chains.

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

        For the year ended December 31, 2000, net revenues from Merchandising Services and Incentive Marketing Services accounted for 74.4% and 25.6% respectively of total net revenues compared to 68.3% and 31.7% for 1999. Prior to 1999 Merchandising Services comprised 100% of total net revenues.

Incentive Marketing Division

        The Company's Incentive Division sales effort is organized on a regional basis to serve national clients. Today SPGI has three regional sales operations, each with a senior sales person working from their home office. All selling is done on a local market basis, while all program design and execution is completed at the Dallas headquarters.

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

Internet Division

        The Company's sales effort within its Internet Division is structured to develop new business in national and local markets. The Division's corporate business development team directs its efforts toward the senior management of prospective clients. Current sales efforts are principally guided through the Company's corporate headquarters in Tarrytown, New York. The Company intends to leverage existing clients as well as generate new clients through a focused sales and marketing approach.

International Division

        The Company's marketing efforts within its International Division are designed to develop new business internationally. The Division's corporate business development team, located in the Company's corporate headquarters, targets specific areas and develops strategic relationships to cultivate business.

CUSTOMERS

Merchandising Services Division

        In its Merchandising Services Division, the Company currently represents numerous manufacturers and retail clients in a wide range of retail outlets including:

         o  Mass Merchandisers
         o  Chain and drug stores
         o  Retail grocery
         o  Other retail trade groups (e.g. Discount, Home Centers)

The Company also provides database, research and other marketing services to the automotive and consumer packaged goods industries.

Incentive Marketing Division

         In its Incentive Marketing Division, the Company currently provides services to various clients. These clients are principally large corporate clients that encompass a broad range of industries including the food, drug, communications, and automotive manufacturing industry.

Internet Division

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

International Division

        The Company believes that the potential international customers for this division have similar profiles to its Merchandising Services Division customers. The initial focus of the International Division has been on Japan and the Pacific Rim region. Upon successful implementation of the Company's business model in these areas, the Company intends to expand to other markets.

COMPETITION

        The marketing services industry is highly competitive.

 Merchandising Services Division

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

Incentive Marketing Division

         The incentive marketing industry is populated by large national players, each of which has significantly greater financial and marketing resources than the Company, and hundreds of small regional and local companies. The Company believes that the principle competitive factors in the industry are client service and innovation. By bundling its merchandising, travel and database capabilities, the Company is able to offer its clients comprehensive, innovative and flexible programs at a competitive price.

Internet Division

        Competition in the Company's Internet Division arises from a number of large business application software developers, many of which are national and international in scope. The Company also competes with a large number of relatively small enterprises with specific industry, system or geographic coverage, as well as with the internal information technology of its prospective clients. The Company has historically developed and utilized Internet-based software to manage its national businesses, including its national field force, with greater efficiency and communication speed than previously possible with paper based systems. The Company believes this software transcends the merchandising services industry and can be utilized in many other industries that have businesses with multiple locations and large workforces. The Company believes it can be competitive in its pricing and services.

International Division

         Competition in the Company's International Division arises from a number of large enterprises, many of which are national and international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its clients and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. The Company believes its Internet-based technology and current business model are competitive advantages that will allow it to compete in this area.

TRADEMARKS

        The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. See "--Industry Overview" and "--Competition".

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        See Note 13 to the Financial Statements included in this Annual Report on Form 10-K.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        Revenues generated outside of the United States, accounted for less than 1% of the total revenues for the twelve months ended December 31, 2000.

EMPLOYEES

        As of December 31, 2000, the Company's Merchandising Services Division's labor force consisted of approximately 7,870 people, approximately 270 full-time employees, approximately 4,700 part-time employees and 2,900 independent contractors (furnished principally through related parties, see Item 13) , of which approximately 200 full-time employees were engaged in operations and 11 were engaged in sales. As of December 31, 2000, the Company's Incentive Marketing Division employed approximately 68 full-time employees, of which approximately 15 employees were engaged in operations and approximately 7 were engaged in sales. Approximately 26 of the Company's employees are covered by contracts with labor unions. The Company considers its relations with its employees and its employees' unions to be good. The Company's Internet Division had one employee engaged in sales. The Company currently utilizes its existing Merchandising & Incentive Marketing Divisions' employees to staff the Internet and International Division, however, dedicated employees will be added as the need arises.

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

        The following is a list of the locations where the Company maintains leased facilities for its division offices and subsidiaries:

Location                      Office Use
----------------------------- --------------------------------------------------
Tarrytown, NY                 Corporate Headquarters and Administration
Auburn Hills, MI              Regional Office, Warehouse and Teleservices Center
Eden Prairie, MN              Regional Office
Mahwah, NJ                    Regional Office
Cincinnati, OH                Regional Office
Tampa, FL                     Regional Office
Irvine, CA                    Regional Office
Carrollton, TX                Regional Office and Warehouse

        Although the Company believes that its existing facilities are adequate for its current business, new facilities may be added should the need arise in the future.

ITEM 3.  LEGAL PROCEEDINGS.

        On September 23, 1999, Information Leasing Corporation ("ILC") filed a complaint for breach of contracts, claim and delivery, and conversion against the Company in Orange County Superior Court, Santa Ana, California. On November 16, 2000 this case was settled.

        On June 14, 2000, Argonaut Insurance Co. filed a complaint for approximately $700,000 plus interest against the Company in Orange County Superior Court, Santa Ana, California, Case No. 00CC07125 with respect to alleged breach of contract. The Company is attempting to negotiate a settlement.

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

                                        1998                     1999
                                  High         Low         High        Low
First Quarter                    $6.500      $5.000       $5.630      $2.750
Second Quarter                    8.156       3.688        5.000       1.880
Third Quarter                     6.844       4.125            -           -
Fourth Quarter                    4.875       2.000            -           -

Subsequent to July 9, 1999, the Company's stock was traded on the Nasdaq National market under the symbol "SGRP" until November 15, 1999, when it moved to the Nasdaq Small Cap Market.

                             1998              1999                2000
                        High     Low      High      Low       High        Low
First Quarter        $    -   $    -    $     -   $     -   $5.5000    $2.6250
Second Quarter            -        -          -         -    3.3750     1.2500
Third Quarter             -        -     5.8100    3.0000    2.0625     1.2188
Fourth Quarter            -        -     5.1300    2.5000    1.8750      .2188


        As of December 31, 2000 there were approximately 139 holders of record of the SPAR Group's Common Stock.

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

         On April 5, 2001, the Company received a Nasdaq Staff Determination indicating that the Company failed to comply with Marketplace Rule 4310(c)(4), which requires that the Company's common stock have a minimum bid price of $1.00 per share. Therefore, its common stock is subject to delisting from the Nasdaq SmallCap Market. The Company has requested a hearing from Nasdaq to appeal the Staff Determination. As of the filing date of this Form 10-K, a hearing date has not been scheduled. Until Nasdaq rules on the appeal, the Company's common stock will remain listed and will continue to trade on the Nasdaq SmallCap Market. There can be no assurance as to when the Nasdaq will rule on the appeal, or that such ruling will be favorable to the Company. An unfavorable ruling would result in the immediate delisting of the Company's common stock from the Nasdaq SmallCap Market. If the Company's common stock is delisted from Nasdaq, the Company expects that its common stock will trade on the OTC Bulletin Board.

ITEM 6.  SELECTED FINANCIAL DATA.

        The following selected consolidated or combined financial data sets forth, for the periods and the dates indicated, summary financial data of the Company and its subsidiaries. Included below are the statements of operations with respect to the years ending December 31, 2000 and December 31, 1999 and the nine-month period ending December 31, 1998, and the balance sheet data as of December 31, 2000 and December 31, 1999. This data was derived from the financial statements included in this Form 10-K and should be read in conjunction with the financial statements and the related notes thereto as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations", also included in this Form 10-K.

                                                                               NINE MONTHS
                                                        YEARS ENDED              ENDED             YEARS ENDED
                                                       ---------------------  --------------------------------------------
                                                         DEC 31,     DEC 31,      DEC 31,      MAR 31,        MAR 31,
                                                          2000        1999         1998          1998          1997
                                                          ----        ----         ----          ----          ----
                                                                      (in thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenues                                             $ 109,529    $ 116,525     $ 32,601      $ 36,804 $35,574

Cost of revenues                                            72,970       81,288       16,217        19,417  21,754
                                                       ------------ ------------  -----------  ------------ ---------
Gross profit                                                36,559       35,237       16,384        17,387  13,820

Selling, general and administrative expenses                30,415       28,830        9,978        12,087  13,250

Depreciation and amortization                                3,564        2,182          142           161     227
                                                       ------------ ------------  -----------  ------------ ---------
Operating income                                             2,580        4,225        6,264         5,139     343

Other Income (expense)                                         790           90          149           (36)   (253)

Interest expense                                             2,126        1,662          304           354     513
                                                       ------------ ------------  -----------  ------------ --------
Income (loss) before provision (benefit) for income
taxes                                                        1,244        2,653        6,109         4,749    (423)

Income tax provision (benefit)                                 (78)       3,148            -             -       -
                                                       ------------ ------------  -----------  ------------ ---------
Net income (loss)                                         $  1,322     $   (495)    $  6,109      $  4,749   $ (423)
                                                       ===========  ===========   ==========   ===========  =========
Unaudited pro forma information (1)

Net income (loss) before income tax provision                          $  2,653     $  6,109       $ 4,749   $ (423)

Pro forma income tax provision (benefit)                                  1,411        2,253         1,751     (156)
                                                                    ------------  -----------  ------------ ---------
Pro forma net income (loss)                                            $  1,242     $  3,856      $  2,998  $  (267)
                                                                    ===========   ==========   ===========  =========

Actual/Pro forma net income (loss) per share - basic(2)   $   0.07    $   0.08      $   0.30      $   0.24  $ (0.02)
                                                          ========    =========     ========    ==========  =========

Actual/Pro forma weighted average shares - basic (2)        18,185      15,361        12,659        12,659    12,659
                                                          ========    =========     ========    ==========  =========


Actual/Pro forma net income (loss) per share - diluted
(2)                                                       $   0.07    $   0.08      $   0.30       $ 0.24   $  (0.02)
                                                          ========    =========     =========   ==========  =========
Actual/Pro forma weighted average shares - diluted (2)      18,303       15,367       12,659        12,659     12,659
                                                          ========    =========     ========    ==========  =========

                                                         DEC 31,     DEC 31,      DEC 31,      MAR 31,        MAR 31,
                                                          2000        1999         1998          1998          1997
                                                          ----        ----         ----          ----          ----
BALANCE SHEET DATA:                                                              (in thousands)

Working capital                                       $ (2,182)     $   (639)     $ (2,214)     $  3,412     $  1,319

Total assets                                            55,618        62,754        14,865        10,896        8,868

Current portion of long-term debt                        1,211         2,192           685           675          656

Long-term debt net of current portion                   11,849        16,009           311           828          937

Total stockholders' equity                              12,240        10,886        (1,405)        3,142          935
==========================================================================================================================

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company provides merchandising services to manufacturers and retailers principally in mass merchandiser, chain, discount drug and grocery stores through its Merchandising Services Division. In addition, the SPAR Group's Incentive Marketing Division designs and implements premium incentives, manages group meetings and group travel principally for corporate clients. In March 2000, the Company established its Internet Division to separately market its software applications, products and services. Although such products and services were in part available through the Company's other divisions prior to the establishment of the Internet Division, the historical revenues and expenses related to such software products and services generally were not maintained separately. For 2000, the revenues for the Internet Division were not significant and have been included below in the discussion of the condition and results of the Incentive Marketing Division. In November 2000, the Company established its International Division to expand its merchandise services business offshore. There were no revenues for the International Division in 2000.

        According to Generally Accepted Accounting Principles, upon an acquisition, the acquired company's results of operations are not included in the acquirer's results of operations prior to the date of acquisition. The SPAR Marketing companies acquired substantially all of the assets of BIMA on January 15, 1999 (the "MCI Acquisition"). (see Notes 1 and 3 to the Financial Statements). Under GAAP, the SPAR/PIA merger completed on July 8, 1999 was deemed to be an acquisition of PIA by SPAR. (see Notes 1 and 3 to the Financial Statements). Therefore, the following discussions include only the results of SPGI subsequent to January 15, 1999 and the results of PIA subsequent to July 8, 1999.

RESULTS OF OPERATIONS

         The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated.

                                        YEAR ENDED                YEAR ENDED           NINE  MONTHS ENDED
                                     DECEMBER 31, 2000        DECEMBER 31, 1999        DECEMBER 31, 1998
                                    ----------------------------------------------------------------------
                                    Amount         %       Amount          %        Amount        %
                                    ------         -       ------          -        ------        -
Net revenues                   $  109.5         100.0%   $    116.5       100.0%   $   32.6     100.0%
Cost of revenues                   73.0          66.6          81.3        69.8        16.2      49.7
Selling, general &
administrative expenses            30.4          27.8          28.8        24.7        10.0      30.7
Depreciation & amortization         3.6           3.3           2.2         1.9         0.1       0.3
Other expenses                      1.3           1.2           1.6         1.4         0.2       0.6
Income before income tax
provision                           1.2           1.1           2.6         2.2         6.1      18.7
Provision for income taxes          (.1)          (.1)          3.1         2.7          -         -
                                   -----         -----   ----------   ----------  ---------  ---------
Net income (loss)              $    1.3           1.2%   $     (0.5)       (0.4)%  $    6.1      18.7%
                               =========      ========   ==========   =========   =========  =========
Unaudited pro forma
information:
Pro forma Income
before income tax provision                               $      2.6      2.2%     $     6.1      18.7%
Pro  forma   provision  for  income
taxes                                                            1.4      1.2            2.3       7.1
                                                                 ---      ---            ---       ---
Pro forma Net income                                       $     1.2      1.0%     $     3.8      11.6%
                                                           ========== ========     =========   ========


TWELVE MONTHS ENDED  DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED  DECEMBER
--------------------------------------------------------------------------------
31, 1999
--------

NET REVENUES

          The twelve months ended December 31, 2000 included a full year of PIA and SPGI revenues. The twelve months ended December 31, 1999 included only PIA and MCI revenues since their respective dates of acquisition.

         The following table sets forth net revenues by division in dollars and as a percentage of total net revenues for the periods indicated:

                                                                        Year Ended               Year Ended
                                                                   December 31, 2000        December 31, 1999       Change
                                                                  ------------------------ ---------------------
                                                                                  (amounts in millions)
                                                                  Amount            %      Amount          %            %
                                                                  ------            -      ------          -            -
                          Merchandising Services                  $  81.4          74.4%     $   79.6      68.3%      2.3%
                          Incentive Marketing                        28.1          25.6          36.9      31.7     (24.0)
                                                                  --------      -------      --------      ----     ------

                          Net revenues                            $ 109.5         100.0%      $ 116.5     100.0%     (6.0)%
                                                                  ========      =======      ========  =========    ======

         Net revenues for the twelve months ended December 31, 2000, decreased by $7.0 million or 6.0% from the twelve months ended December 31, 1999, due principally to a reduction in project revenue.

         Merchandising Services net revenues for the twelve months ended December 31, 2000, were $81.4 million, compared to $79.6 million for the twelve months ended December 31, 1999, a 2.3% increase. The increase in net revenues is primarily attributed to an increase in the former SPAR Companies merchandising net revenue of approximately $2.5 million for the twelve months ended December 31, 2000 vs. the twelve months ended December 31, 1999. In addition, net revenues for the twelve months ended December 31, 2000 included $23.4 million of net revenues of the former PIA Companies' merchandising operations for the first six months of 2000 with no comparable revenue in the first six months of 1999, offset by discontinued PIA programs in 2000.

         Incentive Marketing net revenues for the twelve months ended December 31, 2000 were $28.1 million, compared to $36.9 million for the twelve months ended December 31, 1999, a 24.0% decrease. The decrease in net revenues is primarily due to a decrease in project revenue principally from a single customer.

COST OF REVENUES

         The following table sets forth cost of revenues by division in dollars and as a percentage of net revenues for the periods indicated:

                                                                        Year Ended                Year Ended
                                                                     December 31, 2000        December 31, 1999       Change
                                                                  ------------------------ -----------------------
                                                                                     (amounts in millions)
                                                                     Amount         %        Amount          %           %
                                                                     ------         -        ------          -           -
                          Merchandising Services                  $50.3          61.7%       $  50.5        63.4%     (0.4)%
                          Incentive Marketing                      22.7          81.0           30.8        83.5     (26.3)
                                                                  -----         -----        -------     -------     -------

                          Total cost of revenue                   $73.0         66.6%        $  81.3       69.8%     (10.2)%
                                                                  =====         =====        =======     =======     =======

         Cost of revenues in the Merchandising Services segment consists of in-store labor (including travel expenses) and field management. Cost of revenues in the Company's Incentive Marketing segment consists of direct labor, independent contractor expenses, food, beverage, entertainment and travel costs. Cost of revenues for the twelve months ended December 31, 2000, were $73.0 million or 66.6% of net revenues, compared to $81.3 million or 69.8% of net revenues for the twelve months ended December 31, 1999.

         Merchandising Services cost of revenues as a percentage of net revenues decreased 1.7% to 61.7% for the twelve months ended December 31, 2000, compared to 63.4% for the twelve months ended December 31, 1999. This decrease is principally attributable to reduced labor costs due to efficiencies realized in 2000.

         Incentive Marketing cost of revenues, as a percentage of net revenues decreased 2.5% to 81.0% for the twelve months ended December 31, 2000, compared to 83.5% for the twelve months ended December 31, 1999, primarily due to a more favorable product mix in 2000.

OPERATING EXPENSES

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information systems, executive compensation, human resources expenses, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated:

                                                                           Year Ended             Year Ended
                                                                       December 31, 2000      December 31, 1999      Change
                                                                      ----------------------------------------------
                                                                                       (amounts in millions)
                                                                        Amount       %        Amount         %          %
                                                                        ------       -        ------         -          -
                    Selling, general & administrative                 $ 30.4      27.8%       $ 28.8       24.7%     5.5%
                    Depreciation and amortization                        3.6       3.3           2.2        1.9     63.3
                                                                      ------     -----        ------       -----   ------

                    Total operating expenses                          $ 34.0      31.1%       $ 31.0       26.6%     9.6%
                                                                      ======     =====        ======       =====   ======

         Selling, general and administrative expenses increased by $1.6 million, or 5.5%, for the twelve months ended December 31, 2000, to $30.4 million compared to $28.8 million for the twelve months ended December 31, 1999. This increase was primarily due to the inclusion of the PIA Companies' selling, general and administrative expenses for the first six months of 2000 totaling $5.9 million with no comparable PIA expenses in the first six months of 1999, as well as Internet Division and International Division selling, general and administration expenses in 2000 totaling $0.4 million offset by reductions in PIA selling, general and administration expenses in 2000 and non recurring expenses totaling $1.4 million in 1999.

         Depreciation and amortization increased by $1.4 million for the twelve months ended December 31, 2000, due primarily to the amortization of goodwill associated with the purchases of the PIA Companies and the business and assets of MCI, as well as, an increase in depreciation and amortization of customized internal software costs capitalized (under SOP 98-1).

OTHER INCOME

        In January 2000, the Company sold its investment in an affiliate for approximately $1.5 million. The sale resulted in a gain of approximately $0.8 million, which is included in other income.

INTEREST EXPENSE

         Interest expense increased $0.5 million for the twelve months ended December 31, 2000, over the twelve months ended December 31, 1999, due to increased debt associated with the PIA & MCI acquisitions, as well as increased interest rates in 2000.

INCOME TAXES

         Income taxes decreased to a benefit of $0.1 million for the twelve months ended December 31, 2000, from an expense of $3.1 million for the twelve months ended December 31, 1999. The decrease was primarily due to a one time charge in 1999 totaling $3.1 million resulting from the termination of the subchapter S status of certain of the SPAR companies for federal and state tax purposes. The 2000 results also reflect the $0.8 million deferred tax benefit that resulted from a change in the Company's valuation allowance. At December 31, 2000, the Company recognized that it is more likely than not that certain future tax benefits will be realized through future income. In 2000, as a result of restructure payments and post merger costs, the Company did not generate any tax liability for federal income tax purposes. The $0.8 million change in valuation allowance allocated to operations relates to net deferred tax assets generated by SPAR Group operations. Management expects these net deferred tax assets to be realized from the Company's taxable recurring operations in the next three years.

ACTUAL/PRO FORMA NET INCOME

         The SPAR Group had actual net income of approximately $1.3 million or $0.07 per basic and diluted share for the twelve months ended December 31, 2000, compared to pro forma net income of $1.2 million or $0.08 per pro forma basic and diluted share for the twelve months ended December 31, 1999. The decrease in net income per basic and diluted share is the result of the shares issued in conjunction with the reverse merger on July 8, 1999 being outstanding for all of 2000.

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
1998
----

NET REVENUES

        Net revenues for the twelve months ended December 31, 1999, increased by $83.9 million or 257.4% from the nine months ended December 31, 1998, due principally to the merger with the PIA Companies and the MCI Acquisition as well as the inclusion of twelve months of SPAR's revenues in 1999. All of the net revenues derived from the acquisition of the PIA Companies and the MCI Acquisition since their respective dates of acquisition were included in the twelve months ended December 31, 1999, with no comparable revenues in the nine months ended December 31, 1998.

         The following table sets forth net revenues by division in dollars and as a percentage of total net revenues for the periods indicated:

                                                          Year Ended             Nine Months Ended
                                                      December 31, 1999          December 31, 1998       Change
                                                     -----------------------------------------------
                                                                        (amounts in millions)
                                                       Amount         %         Amount        %            %
                                                       ------         -         ------        -            -
Merchandising Services                                 $   79.6       68.3%     $   32.6     100.0%      144.2%
Incentive Marketing                                        36.9       31.7           -         -           -
                                                           ----       ----       -----     -----       -------

Net revenues                                            $ 116.5     100.0%      $   32.6     100.0%      257.4%
                                                        =======     ======      ========     ======      ======

         Merchandising Services net revenues for the twelve months ended December 31, 1999, were $79.6 million, compared to $32.6 million for the nine months ended December 31, 1998, a 144.2% increase. The increase in net revenues is primarily attributed to the inclusion of $38.0 million of net revenues of the PIA Companies' merchandising operations since their acquisition, as well as the inclusion of twelve months of SPAR's revenues in 1999. Subsequent to the PIA merger, the Company determined certain PIA merchandising programs were expensive to manage, required high fixed costs and did not provide maximum value to the respective customers. Attempts to reduce the costs of these programs and satisfy the customer were unsuccessful. Consequently, these programs no longer continued in the year 2000. These programs represented approximately 29% of 1999 Merchandising Services' net revenues.

         Incentive Marketing net revenues for the twelve months ended December 31, 1999, were $36.9 million, with no comparable net revenues for the nine months ended December 31, 1998. The increase in net revenues is attributable entirely to the inclusion of net revenues of SPGI since the MCI Acquisition.

COST OF REVENUES

         Cost of revenues in the Merchandising Services segment consists of in-store labor (including travel expenses) and field management. Cost of revenues in the Company's Incentive Marketing segment consists of direct labor, independent contractor expenses, food, beverage, entertainment and travel costs. Cost of revenues for the twelve months ended December 31, 1999, were $81.3 million or 69.8% of net revenues, compared to $16.2 million or 49.7% of net revenues for the nine months ended December 31, 1998.

       The following table sets forth cost of revenues by segment in dollars and as a percentage of segment net revenues for the periods indicated:

                                                       Year Ended December      Nine Months Ended
                                                            31, 1999            December 31, 1998     Change
                                                     ------------------------ -----------------------
                                                                  (amounts in millions)
                                                       Amount         %         Amount        %            %
                                                       ------         -         ------        -            -
Merchandising Services                                 $   50.5      63.4%      $   16.2      49.7%      211.7%
Incentive Marketing                                        30.8      83.5              -         -           -
                                                           ----      ----          -----     ------      ------

Total cost of revenues                                 $   81.3      69.8%      $   16.2      49.7%      401.9%
                                                       ========      =====      ========      =====      ======

         Merchandising Services cost of revenues as a percentage of net revenues increased 13.7% to 63.4% for the twelve months ended December 31, 1999, compared to 49.7% for the nine months ended December 31, 1998. This increase is principally attributable to the higher labor cost structure of the PIA Companies' field organization.

         Incentive Marketing cost of revenues as a percentage of net revenues was 83.5 % for the twelve months ended December 31, 1999, with no comparable cost of revenues for the nine months ended December 31, 1998.

OPERATING EXPENSES

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information systems, executive compensation, human resources expenses and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                          Year Ended           Nine Months Ended
                                                       December 31, 1999       December 31, 1998       Change
                                                    -------------------------------------------------
                                                                 (amounts in millions)
                                                      Amount         %         Amount         %           %
                                                      ------         -         ------         -           -
Selling, general & administrative                     $   28.8      24.7%     $   10.0       30.7%      188.0%
Depreciation and amortization                              2.2       1.9           0.1        0.3      2100.0%
                                                    ----------  --------    ----------   --------    ---------

Total operating expenses                              $   31.0      26.6%     $   10.1       31.0%      206.9%
                                                    ==========  =========   ==========   =========      ======

         Selling, general and administrative expenses increased by 188.0% for the twelve months ended December 31, 1999, to $28.8 million compared to $10.0 million for the nine months ended December 31, 1998. As a percentage of net revenues, selling, general and administrative expenses decreased to 24.7% for the twelve months ended December 31, 1999, from 30.7% for the nine months ended December 31, 1998. This increase in dollars was due primarily to the inclusion of both SPGI and the PIA Companies' higher overhead structure during 1999, a non recurring expense of $0.8 million resulting from the grant of options and issuance of stock to a consultant, the result of approximately $0.6 million of non recurring merger related selling, general and administrative expenses, as well as the inclusion of twelve months of SPAR's selling, general and administrative expenses in 1999. The decrease in selling, general and administrative expenses as percentage of net revenue reflects the results of the partial implementation of the Company's restructuring plan during 1999, and the increase in revenue resulting from the acquisitions of the PIA and SPGI businesses. Through December 1999, operating initiatives reduced selling, general and administrative expenses by approximately $0.9 million per month.

         Depreciation and amortization increased by $2.1 million for the twelve months ended December 31, 1999, due primarily to the amortization of goodwill recognized by the purchases of the PIA Companies and the business and assets of MCI, as well as from depreciation and amortization of customized internal software costs capitalized (under SOP 98-1).

INTEREST EXPENSE

         Interest expense increased $1.4 million for the twelve months ended December 31, 1999, over the nine month period ended December 31, 1998, due to increased borrowings on the bank revolving line of credit and term loan and MCI seller financing.

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

LIQUIDITY AND CAPITAL RESOURCES

        In the twelve months ended December 31, 2000, the SPAR Group had pre-tax income of $1.2 million and experienced positive operating cash flow of $6.3 million.

        The SPAR Group experienced a net decrease in cash and cash equivalents of $2.1 million for the twelve months ended December 31, 2000 primarily due to repayment of debt. Management believes that based upon SPAR Group's current working capital position and the existing credit facilities, funding will be sufficient to support ongoing operations over the next twelve months.

DEBT

         In 1999, IBJ Whitehall and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement as amended (the "Bank Loan Agreement"). The Bank Loan Agreement provides the Borrowers with a $15 million Revolving Credit facility and a $2.5 million term loan. The Revolving Credit facility allows the Borrowers to borrow up to $15 million based upon a borrowing base formula as defined in the Agreement (principally 85% of "eligible" accounts receivable). The Bank Loan Agreement's revolving credit loans of $15.0 million are scheduled to mature on September 21, 2002. The Term Loan amortizes in equal monthly installments of $83,334. The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 10.0% per annum at December 31, 2000), and the Term Loan bears interest at such "Alternate Based Rate" plus three-quarters of one percent (0.75%) (a total of 10.25% per annum at December 31, 2000). In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow, as defined in the Bank Loan Agreement, for each fiscal year, to be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). The facility is secured with the assets of the SPAR Group.

         The Bank Loan Agreement contains an option for the Bank to purchase 16,667 shares of common stock of the Company for $0.01 per share in the event that the Company's average closing share price over ten consecutive trading day period exceeds $15.00 per share. This option expires September 22, 2002.

         The Bank Loan Agreement contains certain financial covenants that must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a minimum ratio of Debt to EBITDA, and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement.

         The balance outstanding on the revolving line of credit was $7.8 million and $13.3 million at December 31, 2000, and 1999, respectively. As of December 31, 2000, based upon the borrowing base formula, the SPAR Group had availability of $4.2 million of the $7.2 million unused revolving line of credit.

CASH AND CASH EQUIVALENTS

         Net cash provided by operating activities for the twelve months ended December 31, 2000, was $6.3 million, compared with net cash used of $5.0 million for the twelve months ended December 31, 1999. Cash provided by operating activities in 2000 was primarily a result of operating profits, a decrease in accounts receivable, and increased deferred revenue, offset by a decrease in restructuring charges, an increase in prepaid expenses and a decrease in accounts payable and other liabilities.

         Net cash used in investing activities for the twelve months ended December 31, 2000, was $0.5 million, compared with net cash provided of $5.0 for the twelve months ended December 31, 1999. The net cash used in investing activities resulted primarily from the purchases of property and equipment partially offset by cash received from the sale of an investment.

         Net cash used in financing activities for the twelve months ended December 31, 2000, was $7.9 million, compared with net cash provided by financing activities of $1.1 million for the twelve months ended December 31, 1999. The net cash used by financing activities was primarily due to repayments of debt.

         The above activity resulted in a net decrease in cash and cash equivalents of $2.1 million for the twelve months ended December 31, 2000, compared to a net increase of $1.2 million for the twelve months ended December 31, 1999.

         At December 31, 2000, the Company had negative working capital of $2.2 million as compared to negative working capital of $0.6 million at December 31, 1999, availability under its revolving credit facility was $4.2 million at December 31, 2000, compared to $0.7 million at December 31, 1999 and a current ratio of 0.93 and 1.0 as of December 31, 2000 and 1999 respectively.

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

        As of December 31, 2000, the SPAR Group is obligated, under certain circumstances, to pay severance compensation to its employees and other costs in connection with the Merger (restructure charges) of approximately $3.8 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation as of December 31, 2000 of approximately $1.5 million. The SPAR Group has also accrued approximately $2.2 million for expenses incurred by PIA prior to the Merger, which have not been paid as of December 31, 2000. Management believes the current bank credit facilities are sufficient to fund operations and working capital, including the current maturities of debt obligations, but may not be sufficient to reduce obligations of the Merger with PIA. The Company is currently working to secure additional long-term capital to meet the non-operational credit needs. However, there can be no assurances that the Company will be successful in these negotiations.

        In 1999 and prior, certain former principal stockholders of the SPAR Companies each made loans to certain SPAR Companies in the aggregate amount of $4.3 million to facilitate the acquisition of the PIA Companies and the assets of Old MCI. These stockholders were also owed $1.9 million in unpaid distributions relating to the former status of certain of the operating SPAR Companies as Subchapter S Corporations (see Note 12 to the Financial Statements). Those amounts were converted into promissory notes issued to these certain stockholders severally by SMF, SINC and SPGI prior to the Merger, which aggregated $6.2 million. As of December 31, 2000, a total of $5.7 million remained outstanding under these notes, of which approximately $3.5 million have an interest rate of 8% and are due on demand. The long-term portion totaling $2.2 million have a fluctuating interest rate equal to the sum of the prime rate (as reported in The Wall Street Journal from time to time) plus 1%. The current bank agreements contain certain restrictions on the repayment of stockholder debt.

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

        Currently,   the  SPAR  Group's  revenue   derived  from   international
operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information in connection with each person who is or was at December 31, 2000, an executive officer and/or director for SPAR.

NAME                                     AGE        POSITION WITH SPAR GROUP, INC.

Robert G.  Brown.  . . . . . . . . .     58         Chairman, Chief Executive Officer, President and Director

William  H.  Bartels . . . . . . . .     57         Vice Chairman and Director

Robert O.  Aders(1)(2).  . . . . . .     73         Director


Jack W. Partridge(1)(2)(3) . . . . .     55         Director

Charles  Cimitile  . . . . . . . . .     46         Chief Financial Officer and Secretary

James H.  Ross.  . . . . . . . . . .     67         Treasurer and Vice President

--------------------------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Mr. Partridge is appointed Director on January 29, 2001


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

         ROBERT O. ADERS serves as a Director of the Company and has done so since July 8, 1999. Mr. Aders has served as Chairman of The Advisory Board, Inc., an international consulting organization since 1993, and also as President Emeritus of the Food Marketing Institute ("FMI") since 1993. Immediately prior to his election to the presidency of FMI in 1976, Mr. Aders was Acting Secretary of Labor in the Ford Administration. Mr. Aders was the Chief Executive Officer of FMI from 1976 to 1993. He also served in The Kroger Co., in various executive positions from 1957-1974 and was Chairman of the Board from 1970 to 1974. Mr. Aders also serves as a Director of FMI, the Stedman Nutrition Foundation at Duke Medical Center, Coinstar, Inc., The Source Information Management Company and Telepanel Systems, Inc.

         JACK W. PARTRIDGE serves as a Director of the Company and has done so since January 29, 2001. Mr. Partridge is President of Jack W. Partridge & Associates. He previously served as Vice Chairman of the Board of The Grand Union Company and as Group Vice President-Corporate affairs and a member of the Senior Executive Committee of The Kroger Company. Mr. Partridge has been a leader in industry and community affairs for over two decades. He served as Chairman of the Food Marketing Institute's Government Relations Committee, the Food and Agriculture Policy Task Force, and as Chairman of the Board of The Ohio Retail Association. He has also served as Vice Chairman of the Cincinnati Museum Center and a member of the boards of the United Way of Cincinnati, the Childhood Trust, Second Harvest and the Urban League.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, SPAR believes that its Insiders complied with all applicable Section 16(a) filing requirements for fiscal 2000, with the exception of Mr. William H. Bartels who purchased 10,000 shares of the Company's stock on December 8, 2000 but failed to file the requisite Form 4 on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION OF SPAR GROUP, INC.

EXECUTIVE COMPENSATION
----------------------

        The following table sets forth all compensation received for services rendered to SPAR in all capacities for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.

SUMMARY COMPENSATION TABLE
                                                                                                           LONG TERM
                                                                      ANNUAL COMPENSATION             COMPENSATION AWARDS
                                                                    --------------------------   -----------------------------
                                                                                                  SECURITIES      ALL OTHER
                                                                                                  UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITIONS                          YEAR             SALARY ($)    BONUS ($)    OPTIONS (#)       ($)(1)
----------------------------                          ----             ----------    ---------    ----------     -------------
Robert G. Brown                                       2000                16,800         --           --             --
     Chief  Executive  Officer,  Chairman of          1999                 7,500         --        765,972           --
     the Board, President, and Director               1998               125,000         --           --            791

William H. Bartels                                    2000               16,800          --           --             --
     Vice Chairman and Director                       1999               16,307          --        471,992           --
                                                      1998               75,000          --           --          1,439

Charles Cimitile                                      2000             188,000           --         25,000           --
          Chief Financial Officer                     1999              17,090           --         75,000           --

James H. Ross                                         2000              94,800        9,000          5,000        3,337
     Treasurer and Vice President                     1999              99,237       12,408         92,665        2,187
                                                      1998              80,535        1,710           --          1,897

        ------------------------
(1)      Other compensation represents the Company's 401k contribution.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding each grant of stock options made during the year ended December 31, 2000, to each of the Named Executive Officers. No stock appreciation rights ("SAR's") were granted during such period to such persons.

                                           INDIVIDUAL GRANTS
                         ------------------------------------------------------
                          NUMBER OF      PERCENT OF                              POTENTIAL REALIZABLE VALUE AT
                         SECURITIES     TOTAL OPTIONS  EXERCISE                    ASSUMED ANNUAL RATES OF
                         UNDERLYING     GRANTED TO       PRICE      EXPIRATION    STOCK PRICE APPRECIATION
                         OPTIONS         EMPLOYEES IN   ($/SH)        DATE              FOR OPTION(2)
                         GRANTED (#)     PERIOD (%)                              -----------------------------
                                                                                    5% ($)        10% ($)
                         ------------   ------------- ------------ ------------  -------------- -------------
Charles Cimitile         25,000(1)          5.2          .625       12/04/10        14,544         22,106

James H. Ross             5,000(1)          1.0          .625       12/04/10             2,909         4,421
------------

(1) All such options vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

(2) The potential realizable value is calculated based upon the term of the option (ten years) at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table sets forth the number and value of the exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 2000.

                                                NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                 UNEXERCISED OPTIONS AT FISCAL        IN-THE-MONEY OPTIONS AT
                                                         YEAR-END (#)                   FISCAL YEAR-END ($)
                                               ----------------------------------  -------------------------------
NAME                                             EXERCISABLE      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
                                               ----------------  ----------------  -------------  ----------------
Robert G. Brown                                      95,747         670,225             -                 -
William H. Bartels                                   58,999         412,993             -                 -
Charles Cimitile                                     18,750          81,250             -               20,313
James H. Ross (1)                                    10,000          35,000             -                4,063

------------
(1)      James H. Ross exercised 52,665 options during 2000.


COMPENSATION PLANS

         The Company has five stock option plans: the 1990 Stock Option Plan ("1990 Plan"), the Amended and Restated 1995 Stock Option Plan ("1995 Plan") and the 1995 Director's Plan ("Director's Plan"), the Special Purpose Stock Option Plan and the 2000 Stock Option Plan ("2000 Plan").

         The 1990 plan is a nonqualified option plan providing for the issuance of up to 830,558 shares of common stock to officers, directors and key employees. The options have a term of ten years and one week and are either fully vested or will vest ratably no later than five years from the grant date. Since 1995, the Company has not granted options under this plan.

         The 1995 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants and directors of SPAR Group, Inc. for the purchase of up to 3,500,000 shares of SPAR's common stock. The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for which the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of SPAR's common stock at the date of grant, the exercise price of incentive stock options must be equal to at least the fair market value of SPAR's common stock at the date of grant. At December 31, 2000, options to purchase 683,523 shares were available for grant under this plan.

         The Director's Plan is a stock option plan for non-employee directors and provides for the purchase of up to 100,000 shares of SPAR's common stock. An option to purchase 1,500 shares of SPAR's common stock shall be granted automatically each year to each director, following SPAR's annual stockholder's meeting. The exercise price of options issued under this plan shall not be less than the fair market value of SPAR's common stock on the date of grant. Each option under this plan shall vest and become exercisable in full on the first anniversary of its grant date, provided the optionee is reelected as a director of SPAR. The maximum term of options granted under the plan is ten years and one day, subject to earlier termination following an optionee's cessation of service with SPAR. At December 31, 2000, options to purchase 91,000 shares were available for grant under this plan.

         On July 8, 1999, in connection with the merger, the Company established the Special Purpose Stock Option Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by Spar Acquisition, Inc. There were 134,114 options granted at $0.01 per share. During 2000, 108,364 options were exercised. At December 31, 2000, 25,750 options remain outstanding under the Plan. The Company did not issue any new options under this plan in 2000.

         In December of 2000, the Company adopted the 2000 Plan, as the successor to the 1995 Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants and directors of SPAR Group, Inc. for the purchase of up to 3,500,000 (less those options still outstanding or previously exercised under the 1995 Plan). The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for which the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of SPAR's common stock at the date of grant (although typically are issued at 100%), and the exercise price of incentive stock options must be equal to at least the fair market value of SPAR's common stock at the date of grant. In December 2000, options to purchase (118,500) shares were granted. At December 31, 2000, 565,023 options to purchase shares were available for grant under this plan.

         In January 2001, options under the 1995 Plan to purchase 2,349,825 shares of the Company's common stock were voluntarily surrendered and cancelled by 117 employees of and consultants to the Company. The cancelled options will be available for future grant. The Company expects to grant similar quantities of options at some future date(s) under the 2000 Plan.

COMPENSATION OF DIRECTORS

         During the year ended December 31, 2000, SPAR paid $12,000 to Mr. Aders for services as a member of the SPAR Board. Mr. Aders was also reimbursed for certain expenses in connection with his attendance at SPAR Board and committee meetings. During 2000, Mr. Aders was granted an option to purchase 1,500 shares of SPAR's common stock at an exercise price of $1.2188 per share. The options vest ratably over a four-year period. Compensation for each outside director consists of $3,000 per meeting they attend, up to four meetings per year, and an additional $500 per meeting for special meetings, including telephonic meetings. All travel related expenses for these meetings will also be reimbursed.

         SPAR 's Compensation Committee administers the Directors Plan. Each member of the SPAR Board who is not otherwise an employee or officer of SPAR or any subsidiary of SPAR (each, an "Eligible Director") is eligible to participate in the Directors Plan. Directors who are consultants of, but not otherwise employees or officers of, SPAR are Eligible Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Compensation Committee was at any time during the year ended December 31, 2000 or at any other time an officer or employee of SPAR. No executive officer of SPAR serves as a member of the SPAR Board or Compensation Committee of any other entity, which has one or more executive officers serving as a member of the SPAR Board or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF THE COMPANY

         THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION WITH RESPECT TO THE BENEFICIAL OWNERSHIP OF SPAR GROUP, INC. COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 2000 BY: (I) EACH PERSON WHO BENEFICIALLY OWNED FIVE PERCENT OR MORE OF THE OUTSTANDING SHARES OF SPAR GROUP, INC. COMMON STOCK, (II) EACH PERSON WHO WAS A DIRECTOR OF SPAR GROUP, INC. AND (III) EACH PERSON WHO WAS AN EXECUTIVE OFFICER OF THE SPAR GROUP, INC.

                                                                            NUMBER  OF  SHARES
TITLE OF CLASS                NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIALLY OWNED   PERCENTAGE
                                                                            -------------------  --------------
Common Shares                 Robert G. Brown(1)                                 7,592,145(2)         39.3%

Common Shares                 William H. Bartels(1)                              4,936,188(3)         25.6%

Common Shares                 James H. Ross(1)                                      93,865(4)         *

Common Shares                 Charles Cimitile(1)                                   18,750(5)         *

Common Shares                 Robert Aders(1)                                       14,500(6)         *

Common Shares                 Richard J. Riordan(7)                              1,209,922            6.3%
                              300 S. Grand Avenue, Suite 2900
                              Los Angeles, CA  90071

Common Shares                 Heartland Advisors, Inc.(8)                        1,568,100            8.1%
                              790 North Milwaukee Street
                              Milwaukee, Wisconsin 53202

Common Shares                 Executive Officers and Directors                  12,655,448           65.6%

* Less than 1%

(1) The address of such owners is c/o SPAR Group, Inc. 580 White Plains Road, Tarrytown, New York.
(2) Includes 1,813,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James
     R. Brown, Sr. and William H. Bartels is a trustee, and includes 95,747 shares issuable upon exercise of options.
(3)  Includes 58,999 shares  issuable upon exercise of options.
(4)  Includes 10,000 shares issuable upon exercise of options.

(5)  Includes 18,750 shares issuable upon exercise of options.
(6)  Includes 2,500 shares issuable upon exercise of options.
(7) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G, filed by Richard J. Riordan with the Securities and Exchange Commission on February 14, 2000.
(8) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G (Amendment No. 7), filed by Heartland Advisors, Inc. with the Securities and Exchange Commission on January 30, 2001.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Robert G. Brown, a Director, the Chairman and the Chief Executive Officer of the Company, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company, are the sole stockholders and executive officers and directors of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), SPAR Infotech, Inc. ("SIT"), and certain other companies.

         SMS and SMSI (through SMS) provided field representative (through its independent contractor field force) and field management services to the Company at a total cost of $4.8 million for the nine months ended December 31, 1998, $8.5 and $9.6 million for the twelve months ended December 31, 1999 and 2000 respectively. Under the terms of the Field Service Agreement, SMS will continue to provide the services of approximately 2,900 field representatives and through SMSI will provide 35 regional and district managers to the SPAR Marketing Companies as they may request from time to time, for which SPAR has agreed to pay SMS for all of its costs of providing those services plus 4%. However, SMS may not charge any SPAR Company for any past taxes or associated costs for which the SAI Principals have agreed to indemnify the SPAR Companies.

         SIT provided computer programming services to the Company at a total cost of $0 for the nine months ended December 31, 1998, $608,000 and $769,000 for the twelve months ended December 31, 1999 and 2000 respectively. Under the terms of the programming agreement between SMF and SIT effective as of October 1, 1998 (the "Programming Agreement"), SIT continues to provide programming services to SMF as SMF may request from time to time, for which SMF has agreed to pay SIT competitive hourly wage rates and to reimburse SIT's out-of-pocket expenses (see Note 10 to the Financial Statements).

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

         In the event of any material dispute in the business relationships between SPAR, SMS, SMSI, or SIT, it is possible that Messrs. Brown and Bartels may have one or more conflicts of interest with respect to these relationships and dispute that could have a material adverse effect on SPAR Group, Inc. (see
Note 10 to the Financial Statements).

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)     1.  INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

           Independent Auditors' Report.                                                                   F-1

           Consolidated Balance Sheets as of December 31, 2000 and
           December 31, 1999.                                                                              F-2

           Consolidated  and Combined  Statements  of  Operations  for the years ended December 31, 2000 and December 31, 1999 and for the nine-month
           period ended December 31, 1998.                                                                 F-3

           Consolidated and Combined Statements of Stockholders' Equity for the years ended
           December 31, 2000 and December 31, 1999 and for the nine-month period
           ended December 31, 1998.                                                                        F-4

           Consolidated  and  Combined  Statements  of Cash  Flows for the years ended December 31, 2000 and December 31, 1999 and for the nine-month
           period ended December 31, 1998.                                                                 F-5

           Notes to Financial Statements.                                                                  F-6

2.      FINANCIAL STATEMENT SCHEDULES.

           Schedule II - Valuation and Qualifying Accounts for the years ended
             December 31, 2000 and December 31, 1999 and for the nine-month period ended
             December 31, 1998.                                                                           F-42

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

            10.17** Service Agreement dated as of January 4, 1999 by and between SPAR Marketing Force, Inc. and SPAR Marketing Services, Inc.

            10.18**     Business  Manager  Agreement dated as of July 8, 1999 by
                        and  between  SPAR  Marketing   Force,   Inc.  and  SPAR
                        Marketing Services, Inc.

            21.1++      Subsidiaries of the Company

            23.1++      Consent of Ernst & Young LLP


              + Previously filed with initial Form 10-K for the fiscal year ended January 1, 1999. ++ Filed with Form 10-K for the fiscal year ended December 31, 1999. * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

              ** Filed with Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1999

(B)     REPORTS ON FORM 8-K.

       Form 8-K dated  July 8, 1999 and filed  with the  Commission  on July 23,
       1999.
       Form 8-K/A dated July 8, 1999 and filed with the Commission on September 20, 1999.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SPAR GROUP, INC.
                                                  By:/s/ Robert G. Brown
                                                     --------------------------------------------------------------
                                                         Robert G. Brown
                                                         President, Chief Executive Officer and Chairman of the
                                                         Board

                                                         Date: April 11, 2001


        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE
/s/ Robert G. Brown          President, Chief Executive Officer and Chairman of the Board
-----------------------------
     Robert G. Brown

/s/ William H. Bartels       Vice Chairman, Senior Vice President and Director
-----------------------------
     William H. Bartels

/s/ James H. Ross            Vice President and Treasurer
-----------------------------
    James H. Ross

/s/ Robert O. Aders          Director
-----------------------------
     Robert O. Aders

/s/ Charles Cimitile         Chief Financial Officer
-----------------------------and Secretary (Principal Financial and Accounting Officer)
     Charles Cimitile

FINANCIAL STATEMENTS



SPAR Group, Inc.
Years ended December 31, 2000 and 1999 and
Nine-Month  Period ended December 31, 1998

                Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of SPAR Group, Inc.

We have audited the consolidated balance sheets of SPAR Group, Inc. as of December 31, 2000 and 1999 and the related consolidated or combined statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and the nine months ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of SPAR Group, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and the nine months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 2, 2001

                                SPAR Group, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                    DECEMBER 31
                                                                                2000            1999
                                                                          ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $          -        $  2,074
   Accounts receivable, net                                                     23,207          28,525
   Prepaid expenses and other current assets                                       880           1,134
   Prepaid program costs                                                         3,542           2,777
   Deferred income taxes                                                         1,718               -
   Investment in affiliate                                                           -             710
                                                                          ---------------------------------
Total current assets                                                            29,347          35,220

Property and equipment, net                                                      3,561           3,459
Goodwill and other intangibles, net                                             21,485          23,767
Deferred income taxes                                                            1,082               -
Other assets                                                                       143             308
                                                                          ---------------------------------
Total assets                                                                   $55,618         $62,754
                                                                          =================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

   Line of credit and notes payable                                        $         -       $     857
   Accounts payable                                                              5,849           7,419
   Accrued expenses and other current liabilities                               10,178          10,132
   Deferred revenue                                                              8,581           6,341
   Restructuring and other charges, current                                      2,205           5,071
   Due to certain stockholders                                                   3,505           3,847
   Note payable to MCI                                                               -           1,045
   Current portion of long-term debt                                             1,211           1,147
                                                                          ---------------------------------
Total current liabilities                                                       31,529          35,859

Line of credit and long-term liabilities, net of current portion                 8,093          14,009
Long-term debt due to certain stockholders                                       2,160           2,000
Restructuring and other charges, long term                                       1,596               -

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none
   Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares - 18,272,330--2000; 18,154,666--1999            182             182
   Additional paid-in capital                                                   10,127          10,095
   Retained earnings                                                             1,931             609
                                                                          ---------------------------------
Total stockholders' equity                                                      12,240          10,886
                                                                          ---------------------------------
Total liabilities and stockholders' equity                                     $55,618         $62,754
                                                                          =================================

See accompanying notes.

                                SPAR Group, Inc.

               Consolidated and Combined Statements of Operations
                      (In thousands, except per share data)

                                                                                                     NINE MONTHS
                                                                                                        ENDED
                                                                        YEAR ENDED DECEMBER 31       DECEMBER 31,
                                                                         2000            1999            1998
                                                                   -------------------------------------------------
Net revenues                                                           $109,529         $116,525        $32,601
Cost of revenues                                                         72,970           81,288         16,217
                                                                   -------------------------------------------------
Gross profit                                                             36,559           35,237         16,384

Selling, general and administrative expenses                             30,415           28,830          9,978
Depreciation and amortization                                             3,564            2,182            142
                                                                   -------------------------------------------------
Operating income                                                          2,580            4,225          6,264

Other income                                                                790               90            149
Interest expense                                                         (2,126)          (1,662)          (304)
                                                                   -------------------------------------------------

Income before provision for income taxes                                  1,244            2,653          6,109

Provision for income taxes                                                  (78)              48              -
Nonrecurring income tax charge for termination of Subchapter
   S elections                                                                -            3,100              -
                                                                   -------------------------------------------------
Net income (loss)                                                      $  1,322      $      (495)      $  6,109
                                                                   =================================================

Unaudited pro forma information:
   Pro forma income before income tax provision                                        $   2,653       $  6,109
   Pro forma income tax provision                                                          1,411          2,253
                                                                                   ---------------------------------
   Pro forma net income                                                                $   1,242       $  3,856
                                                                                   =================================

   Actual/pro forma basic earnings per share                              $0.07           $0.08           $0.30
                                                                   =================================================

   Actual/pro forma basic weighted average common shares                 18,185           15,361         12,659
                                                                   =================================================

   Actual/pro forma diluted earnings per share                            $0.07           $0.08           $0.30
                                                                   =================================================

   Actual/pro forma diluted weighted average common shares               18,303           15,367         12,659
                                                                   =================================================

See accompanying notes.

                                SPAR Group, Inc.

           Consolidated and Combined Statement of Stockholders' Equity
                                 (In thousands)

                                                                                                RETAINED
                                                          COMMON STOCK          ADDITIONAL      EARNINGS         TOTAL
                                                  -----------------------------  PAID-IN      (ACCUMULATED   STOCKHOLDERS'
                                                      SHARES        AMOUNT       CAPITAL        DEFICIT)        EQUITY
                                                  --------------------------------------------------------------------------
Balance at March 31, 1998                                                                                        $  3,142
   Net income                                                                                                       6,109
   Net distributions to stockholders                                                                              (10,656)
                                                                                                            ----------------
Balance at December 31, 1998                                                                                       (1,405)
   Net income through July 8, 1999                                                                                  1,996
   Net distributions to stockholders                                                                                 (332)
   Stock option compensation                                                                                          752
   Deferred tax provision - termination of
     Subchapter S election                                                                                         (3,100)
                                                                                                            ----------------
Balance at July 8, 1999                                                                                          $ (2,089)
                                                                                                            ================

Reorganization prior to reverse merger with PIA        12,659         $127       $ (2,216)       $    -          $ (2,089)
   Reverse merger with PIA                              5,494           55         12,307             -            12,362
   Issuance of common stock                                 2            -              4             -                 4
   Net income July 9, 1999 to December 31, 1999             -            -              -           609               609
                                                  --------------------------------------------------------------------------
Balance at December 31, 1999                           18,155          182         10,095           609            10,886
   Exercise of stock options                              117            -             32             -                32
   Net income                                               -            -              -         1,322             1,322
                                                  --------------------------------------------------------------------------
Balance at December 31, 2000                           18,272         $182        $10,127        $1,931           $12,240
                                                  ==========================================================================

See accompanying notes.

                                SPAR Group, Inc.

               Consolidated and Combined Statements of Cash Flows
                                 (In thousands)

                                                                                            NINE MONTHS
                                                                                               ENDED
                                                               YEAR ENDED DECEMBER 31       DECEMBER 31,
                                                                2000            1999            1998
                                                          -------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                               $1,322         $  (495)         $6,109
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                                1,839             881             131
     Amortization                                                1,725           1,301              11
     Provision for doubtful accounts and others, net               612             845               -
     Equity in earnings of affiliate                                 -             (91)              -
     Gain on sale of affiliate                                    (790)              -               -
     Taxes on termination of Subchapter S corporation                -           3,100               -
        election
     Stock related compensation                                      -             752               -
     Changes in operating assets and liabilities:
       Accounts receivable                                       4,706          (5,342)         (2,578)
       Prepaid expenses and other current assets                  (346)             36            (371)
       Accounts payable and other liabilities                   (2,209)         (3,294)          2,017
       Due to affiliates                                             -               -             (57)
       Restructuring and other charges                          (2,766)              -               -
       Deferred revenue                                          2,240          (2,666)              -
                                                          -------------------------------------------------
Net cash provided by (used in) operating activities              6,333          (4,973)          5,262

INVESTING ACTIVITIES
Purchases of property and equipment                             (1,941)         (2,105)           (731)
Purchase of businesses, net of cash acquired                       (62)          7,109               -
Sale of investment in affiliate                                  1,500               -               -
                                                          -------------------------------------------------
Net cash (used in) provided by investing activities               (503)          5,004            (731)

FINANCING ACTIVITIES
Net (payments on) proceeds from line of credit                  (5,596)          9,207           1,748
Proceeds from term loan                                              -           3,000               -
Payments on long-term debt                                      (1,113)         (1,254)           (225)
Net payments of long-term debt due to Spar Marketing
   Services, Inc.                                                    -            (685)           (281)
Net (payments to) proceeds from certain stockholders              (182)          3,500          (1,500)
Payments of note payable, MCI                                   (1,045)         (9,577)              -
Distributions to certain stockholders                                -          (3,062)         (5,282)
Proceeds from issuance of common stock                              32               4               -
                                                          -------------------------------------------------
Net cash (used in) provided by financing activities             (7,904)          1,133          (5,540)
                                                          -------------------------------------------------

Net (decrease) increase in cash                                 (2,074)          1,164          (1,009)
Cash at beginning of period                                      2,074             910           1,919
                                                          -------------------------------------------------
Cash at end of period                                        $       -          $2,074         $   910
                                                          =================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                $   1,394         $   892         $   300
                                                          =================================================
Non-cash transactions:
   Distributions payable to certain stockholders             $       -          $1,332          $6,577
                                                          =================================================
   Equipment purchased with capital leases                   $       -         $   518       $       -
                                                          =================================================

See accompanying notes.

                                SPAR Group, Inc.

                          Notes to Financial Statements

                                December 31, 2000

1. BUSINESS AND ORGANIZATION

The SPAR Group, Inc., a Delaware corporation formerly known as PIA Merchandising Services, Inc. ("SPAR Group" or the "Company"), is a supplier of in-store merchandising and marketing services, and premium incentive marketing services throughout the United States and Canada. The Company also provides database marketing, teleservices, marketing research and Internet-based software. The Company's operations are divided into four divisions: the Merchandising Services Division, the Incentive Marketing Division, the Internet Division and the International Division. The Merchandising Services Division provides merchandising services, database marketing, teleservices and marketing research to manufacturers and retailers primarily in the mass merchandiser, video, chain, discount drug store and grocery industries. The Incentive Marketing Division designs and implements premium incentives, manages meetings, group travel and training programs principally for corporate clients. In March 2000, the Company established its Internet Division for the purpose of marketing its proprietary Internet-based computer software. In November 2000, the Company established its International Division to focus on expanding its merchandise services business worldwide.

MERCHANDISING SERVICES DIVISION

The Company's Merchandising Services Division consists of (1) SPAR Marketing, Inc. ("SMI") (an intermediate holding company), Spar Marketing Force, Inc. ("SMF"), SPAR Marketing, Inc., a Nevada corporation ("SMNEV"), SPAR/Burgoyne Retail Services, Inc. ("SBRS"), and SPAR, Inc. ("SINC") (collectively, the "SPAR Marketing Companies") and (2) PIA Merchandising, Co., Inc., Pacific Indoor Display d/b/a Retail Resources, Pivotal Sales Company and PIA Merchandising Ltd. (collectively, "PIA" or the "PIA Companies"). The SPAR Marketing Companies, the original predecessor of which was founded in 1967, provides nationwide retail merchandising and marketing services to home video, consumer goods and food products companies. The PIA Companies, through a predecessor of the Company first organized in 1943, also is a supplier of in-store merchandising and sales services throughout the United States and Canada, and was "acquired" by the SPAR Marketing Companies for accounting purposes pursuant to the Merger on July 8, 1999 (see Note 3, Business Combinations - PIA Reverse Merger, below). The PIA
Companies provides these services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug chains and retail grocery chains.

                                SPAR Group, Inc.

1. BUSINESS AND ORGANIZATION (CONTINUED)

The Company currently operates in all 50 states and Canada and provides a broad range of in-store merchandising and other marketing services to many of the nation's leading companies.

Merchandising services generally consist of special projects or regularly scheduled routed services provided at the store level for a specific retailer or multiple manufacturers primarily under multiple-year contracts. Services also include stand-alone large-scale implementations. These services may include activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and selling new and promotional items. Specific in-store services can be initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services are used typically for large-scale implementations requiring over 30 days to complete. The Company also provides database marketing, teleservices and research services.

INCENTIVE MARKETING DIVISION

The Company's Incentive Marketing Division was created in January 1999 through the Company's purchase of the business and substantially all of the assets of BIMA Group, Inc., a Texas corporation ("BIMA" or "MCI") originally founded in 1987 and formerly known as MCI Performance Group, Inc. (see Note 3). The purchase was made by the Company's indirect subsidiary, SPAR Performance Group, Inc., formerly known as SPAR MCI Performance Group, Inc. ("SPGI"). SPGI provides a wide variety of consulting, creative, program administration, travel and merchandise fulfillment, and training services to companies seeking to retain and motivate employees, salespeople, dealers, distributors, retailers and consumers toward certain actions or objectives. SPGI's strategy enables companies to outsource the entire design, implementation and fulfillment of incentive programs in a one-stop, "umbrella" shopping approach. SPGI typically consults with a client to design the most effective plan to achieve the client's goals. SPGI then provides services necessary to implement the program, generates detailed efficiency progress reports and reports on the return on investment upon completion of the program.

                                SPAR Group, Inc.

1. BUSINESS AND ORGANIZATION (CONTINUED)

INTERNET DIVISION

In March 2000, the Company established its Internet Division, SPARinc.com, Inc., to separately market its proprietary application software products and services. The Company has developed and is utilizing several Internet-based software products. The Internet Division was established to market these applications to businesses with multiple locations and large workforces desiring to improve day-to-day efficiency and overall productivity.

INTERNATIONAL DIVISION

In November 2000, the Company established its International Division, SPAR Group International, Inc., to focus on expanding its merchandising services business world wide.

See Note 13 for further descriptions of the Company's services and operating segments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE OF FISCAL YEAR-END

Effective April 1, 1998, the SPAR Group, Inc. changed its year-end for financial statement purposes to a calendar year.

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

                                SPAR Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with maturities of three months or less at the time of acquisition to be cash equivalents.

REVENUE RECOGNITION

The Company's services are provided under contracts, which consist primarily of service fees and per unit fee arrangements. Revenues under service fee arrangements are recognized based on a fixed monthly fee for a service period of typically one year. The Company's per unit contracts provide for fees to be earned based on the retail sales of client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable.

The Company also performs services on a specific project basis over a specified period ranging from one to twelve months. Revenues related to these projects are recognized on a percentage of completion method as services are performed or costs are incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determinable.

The Company also performs project-based services, and the resultant revenues are recognized upon the completion of the project.

UNBILLED ACCOUNTS RECEIVABLE

Unbilled accounts receivable represent merchandising services performed that are pending billing until the requisite documents have been processed or projects have been completed.

                                SPAR Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

AGENCY FUNDS

Cash balances available for the administration of a customer's bonus program are deposited in accounts with financial institutions in which the Company acts as agent for a client pending payment settlement. Balances will fluctuate based upon the receipt of funds from the client. These funds are considered neither an asset nor liability of the Company. The balance of funds held in agency accounts totaled approximately $691,155 and $11,000 as of December 31, 2000 and 1999, respectively.

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

                                SPAR Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the recoverability of long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and the undiscounted cash flows estimated to be generated by those total assets are less than the assets' carrying amount, in accordance with criteria established by Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets. A loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. The Company made no adjustment to the carrying values of the assets during the years ended December 31, 2000 and 1999 and the nine months ended December 31, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company considers carrying amounts of current assets and liabilities in the financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of long-term debt approximate fair value because the obligation bears interest at a variable rate. The carrying amount of notes payable approximates fair value since the current effective rates reflect the market rate for debt with similar terms and remaining maturities.

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

                                SPAR Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

One customer accounted for 15% of net revenues for the year ended December 31, 2000. No single customer accounted for more than 10% of net revenues for the year ended December 31, 1999. Three customers approximated 50% of net revenues for the nine months ended December 31, 1998. Additionally, one customer approximated 23% and 18% of accounts receivable at December 31, 2000 and 1999, respectively, while three customers approximated 50% of accounts receivable at December 31, 1998.

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

The unaudited pro forma income tax information included in the statements of operations is presented in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company had been subject to federal and state income taxes for the year ended December 31, 1999 and the nine-month period ended December 31, 1998.

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

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, requires disclosure of fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to continue to account for employee stock-based transactions under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to
Employees. The Company has disclosed in Note 11 to the consolidated financial statements pro forma diluted net income (loss) and net income (loss) per share as if the Company had applied the fair value method of accounting.

PRO FORMA EARNINGS PER SHARE

Pro forma basic earnings per share amounts are based upon the weighted average number of common shares outstanding. Pro forma diluted earnings per share amounts are based upon the weighted average number of common and potential common shares for each period represented. Potential common shares include stock options, using the treasury stock method. The pro forma basic and pro forma diluted earnings per share amounts for periods prior to July 8, 1999 are based upon 12,659,000 shares, although these shares were issued on July 9, 1999, as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 ("SAB 98"). Pro forma earnings per share amounts are presented for the year ended December 31, 1999 and the nine-month period ended December 31, 1998. Actual basic and diluted earnings per share amounts are presented for the year ended December 31, 2000.

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

INTERNAL USE SOFTWARE DEVELOPMENT COSTS

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, SOP 98-1. The SPAR Group adopted SOP 98-1 as of January 1, 1999, which required the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting the SOP was to increase net income and pro forma net income for the years ended December 31, 2000 and 1999 by approximately $1,052,000 and $980,000, respectively. The impact on actual and pro forma basic and diluted earnings per share was $0.06 for both years.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

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

The MCI Purchase Price was allocated to the assets acquired by SPGI, as agreed upon in a schedule to the MCI Purchase Agreement, which generally used their respective carrying values, as these carrying values were deemed to represent fair market values of those assets and liabilities.

The excess purchase price paid by SPGI for the business and assets of MCI over the fair value of those assets was $13 million, and is being amortized using the straight-line method over 15 years.

PIA REVERSE MERGER

On July 8, 1999, SG Acquisition, Inc., a Nevada corporation ("PIA Acquisition"), a wholly-owned subsidiary of PIA Merchandising Services, Inc., a Delaware corporation ("PIA Delaware"), merged into and with SPAR Acquisition, Inc., a Nevada corporation ("SAI") (the "Merger") pursuant to the Agreement and Plan of Merger dated as of

                                SPAR Group, Inc.

3. BUSINESS COMBINATIONS (CONTINUED)

February 28, 1999, as amended (the "Merger Agreement"), by and among (i) PIA Delaware, PIA Merchandising Co., Inc., a California corporation ("PIA California"), and PIA Acquisition (collectively, the "PIA Parties"), and (ii) SAI, SPAR Marketing, Inc., a Delaware corporation ("SMI"), SPAR Marketing Force, Inc., a Nevada corporation, ("SMF"), SPAR Marketing, Inc., a Nevada corporation ("SMNEV"), SPAR, Inc., a Nevada corporation ("SINC"), SPAR/Burgoyne Retail Services, Inc., an Ohio corporation ("SBRS"), SPAR Incentive Marketing, Inc., a Delaware corporation ("SIM"), SPAR Performance Group, Inc., a Delaware corporation ("SPGI") and SPAR Trademarks, Inc., a Nevada corporation ("STM") (each a "SPAR Company" and collectively, the "SPAR Companies").

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

In connection with the Merger, PIA Delaware changed its name to SPAR Group, Inc. (which will be referred to post-Merger individually as "SGI" or the "Company"). Although the SPAR Companies became subsidiaries of PIA Delaware (now "SGI") as a result of this "reverse" Merger, the transaction has been accounted for as required under generally accepted accounting principles as a purchase by the SPAR Companies of the PIA Companies, with the books and records of SGI being adjusted to reflect the historical operating results of the SPAR Companies.

In the transaction, the former shareholders and optionholders of SAI received approximately 12.7 million shares of common stock and 134,114 common stock options, respectively. The purchase price of approximately $12.3 million has been allocated based on the estimated fair value of the assets of the PIA Companies deemed for accounting purposes to have been acquired by the SPAR Companies.

                                SPAR Group, Inc.

3. BUSINESS COMBINATIONS (CONTINUED)

The goodwill that resulted from the Merger was calculated after giving effect to the merger costs of the PIA Companies totaling $2.4 million and the anticipated restructuring costs that are directly related to the Merger totaling $9.4 million (see Note 14, below). The excess purchase price deemed paid by the SPAR Companies for the assets of the PIA Companies over the fair value of those assets was $13.7 million and is being amortized using the straight-line method over 15 years. In 2000, the amount of goodwill related to this transaction was adjusted with an increase of approximately $1.2 million for additional premerger related liabilities and restructure related costs and decreased approximately $1.8 million as a result of a change in the valuation allowance on deferred taxes.

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

                                                                                 NINE MONTHS
                                                         YEAR ENDED                ENDED
                                                          DECEMBER 31,           DECEMBER 31,
                                                              1999                 1998
                                                       -----------------------------------------
   Net revenues                                              $161,123             $147,189
                                                       =========================================

   Operating (loss) income                                 $   (4,854)         $       912
                                                       =========================================

   Pro forma net (loss) income                             $   (4,490)        $         19
                                                       =========================================

   Pro forma basic (loss) earnings per share                $    (0.25)          $      0.00
                                                       =========================================

   Pro forma diluted (loss) earnings per share              $    (0.25)          $      0.00
                                                       =========================================

   Basic weighted average common shares                        18,155               18,155
                                                       =========================================

   Diluted weighted average common shares                      18,161               18,161
                                                       =========================================

                                SPAR Group, Inc.

3. BUSINESS COMBINATIONS (CONTINUED)

The pro forma statements of operations reflect incremental amortization of goodwill, interest expense, increases in bonuses to new SPGI management and provisions for federal and state income taxes.

The pro forma statements of operations for the year ended December 31, 1999 and the nine months ended December 31, 1998, include $3.5 million and $800,000 of non-recurring charges by PIA Companies, respectively. These charges include$3.0 million in merger and acquisition transaction costs, $500,000 in banking cancellation fees for the year ended December 31, 1999 and $800,000 of purchased consulting services related to the PIA Companies redirection of its technology strategy incurred in the nine months ended December 31, 1998.

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts receivable, net, consists of the following (in thousands):

                                                                   DECEMBER 31
                                                             2000              1999
                                                       ------------------------------------
   Trade                                                      $18,391          $20,057
   Unbilled                                                     7,502            9,796
   Non-trade                                                      169              915
                                                       ------------------------------------
                                                               26,062           30,768
   Less allowance for doubtful accounts and other               2,855            2,243
                                                       ------------------------------------
                                                              $23,207          $28,525
                                                       ====================================

                                SPAR Group, Inc.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)

Goodwill and other intangibles, net, consists of the following (in thousands):

                                                                                   DECEMBER 31
                                                                             2000              1999
                                                                       ------------------------------------
   Goodwill and other intangibles                                             $24,511          $25,068
   Less accumulated amortization                                                3,026            1,301
                                                                       ------------------------------------
                                                                              $21,485          $23,767
                                                                       ====================================

Property and equipment consists of the following (in thousands):

                                                                                   DECEMBER 31
                                                                             2000              1999
                                                                       -------------------------------------
   Equipment                                                                  $2,819           $2,058
   Furniture and fixtures                                                      1,346            1,313
   Leasehold improvements                                                        163              150
   Capitalized software development costs                                      2,293            1,159
                                                                       -------------------------------------
                                                                               6,621            4,680
   Less accumulated depreciation and amortization                              3,060            1,221
                                                                       ------------------------------------
                                                                              $3,561           $3,459
                                                                       ====================================

Accrued expenses and other current liabilities consists of the following (in thousands):

                                                                                   DECEMBER 31
                                                                             2000              1999
                                                                       ------------------------------------

   Accrued salaries and other related costs                                  $  2,918         $  2,359
   Accrued medical and compensation insurance                                     165            1,765
   Amounts held on behalf of third parties                                         82            1,108
   Accrued merger related costs                                                 3,661            2,693
   Other                                                                        3,352            2,207
                                                                       ------------------------------------
                                                                              $10,178          $10,132
                                                                       ====================================

                                SPAR Group, Inc.

5. LINE OF CREDIT AND LONG-TERM LIABILITIES

Prior to the PIA Merger (see Note 3), SMF was party to a Revolving Credit and Security Agreement dated March 4, 1996 with IBJ Whitehall Business Credit Corporation (as successor to IBJ Schroder Bank and Trust Company) ("IBJ Whitehall") consisting of an asset-based revolving credit facility under which it was able to borrow up to a maximum of $6.0 million depending upon its borrowing base availability. This agreement was amended and restated as of March 11, 1999 adding SBRS and SINC under a single loan facility with IBJ Whitehall consisting of a term loan of $3.0 million and an asset-based revolving credit facility under which it was able to borrow up to a maximum of $6.0 million depending upon its borrowing base availability. This facility has been superseded by (and continued as part of) the facility described below.

In 1999, IBJ Whitehall and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement as amended (the "Bank Loan Agreement"). The Bank Loan Agreement provides the Borrowers with a $15 million Revolving Credit facility and a $2.5 million term loan. The Revolving Credit facility allows the Borrowers to borrow up to $15 million based upon a borrowing base formula, as defined in the Agreement (principally 85% of "eligible" accounts receivable). The Bank Loan Agreement's revolving credit loans of $15.0 million are scheduled to mature on September 21, 2002. The Term Loan amortizes in equal monthly installments of $83,334. The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate" plus one-half of one percent (.50%) (a total of 10.0% per annum at December 31, 2000), and the Term Loan bears interest at such "Alternate Base Rate" plus three-quarters of one percent (0.75%) (a total of 10.25% per annum at December 31, 2000). In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow, as defined in the Bank Loan Agreement, for each fiscal year, to be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). The facility is secured with the assets of the SPAR Group.

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

                                SPAR Group, Inc.

5. LINE OF CREDIT AND LONG-TERM LIABILITIES (CONTINUED)

The Bank Loan Agreement contains certain financial covenants which must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth," a "Fixed Charge Coverage Ratio," a minimum ratio of Debt to EBITDA and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement.

The balances outstanding on this line of credit were $7.8 million and $13.3 million at December 31, 2000 and 1999, respectively. As of December 31, 2000 based upon the borrowing base formula, the SPAR Group had availability of $4.2 million of the $7.2 million unused revolving line of credit.

On December 31, 1998, the Company had outstanding $685,000 due to SPAR Marketing Service, Inc. ("SMS"). The Company agreed to repay the amounts borrowed using the same terms contained within the loan agreement between the bank and SMS. This loan was repaid in its entirety by the Company in 1999.

The Company's line of credit and long-term liabilities consist of the following at December 31:

                                                                             2000              1999
                                                                       ------------------------------------
   Revolving line of credit, maturing September 2002                         $7,761            $12,500
   Term loan                                                                  1,250              2,250
   Other long-term liabilities                                                  293                406
                                                                       ------------------------------------
                                                                              9,304             15,156
   Current maturities of long-term liabilities                                1,211              1,147
                                                                       ------------------------------------
                                                                             $8,093            $14,009
                                                                       ====================================
Maturities of long-term debt at December 31, 2000 are as follows:
   Year ending December 31:
     2001                                                                                       $1,211
     2002                                                                                        8,093
                                                                                        -------------------
                                                                                                $9,304
                                                                                        ===================

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

The SPAR Group expects to be able to offset the deferred tax liability by utilizing a deferred tax asset from the benefit of the PIA Companies' net operating loss carryforwards. The individuals who were the stockholders of the applicable SPAR Companies at that time are obligated to pay the 1999 income taxes relating to taxable income during he period up to the Merger date.

The provision for income tax (benefit) expense is summarized as follows (in thousands):

                                                            2000             1999              1998
                                                     ------------------------------------------------------
   Current                                                  $(325)              $48             $-
   Deferred                                                   247                 -              -
                                                     ------------------------------------------------------
                                                            $ (78)              $48             $-
                                                     ======================================================

                                SPAR Group, Inc.

6. INCOME TAXES (CONTINUED)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

                                                                             YEAR ENDED DECEMBER 31
                                                                               2000             1999
                                                                       ------------------------------------
   Provision for income taxes at federal statutory rate                        $423             $902
   Tax attributable to subchapter S earnings                                      -             (695)
   State income taxes, net of federal benefit                                    48               35
   Other permanent differences                                                  321              170
   Change in valuation allowance                                               (825)            (404)
   Other                                                                        (45)              40
                                                                       ------------------------------------
   Provision for income taxes                                                 $ (78)           $  48
                                                                       ====================================

Deferred taxes consist of the following (in thousands):

                                                                                   DECEMBER 31
                                                                             2000              1999
                                                                       ------------------------------------
   Deferred tax assets:
     Net operating loss carryforwards                                          $5,750          $5,309
     Restructuring                                                              1,444           2,154
     Accrued compensation, vacation and pension                                   290             590
     Accrued insurance                                                            545             581
     Allowance for doubtful accounts and other receivable                       1,065             967
     Other, net                                                                   387             238
     Valuation allowance                                                       (4,259)         (6,939)
                                                                       ------------------------------------
   Total deferred tax assets                                                    5,222           2,900

   Deferred tax liabilities:
     Nonrecurring charge for termination of Subchapter S
      election                                                                  1,993           2,790
     Capitalized software development costs                                       429             110
                                                                       ------------------------------------
   Total deferred tax liabilities                                               2,422           2,900
                                                                       ------------------------------------
   Net deferred tax assets                                                     $2,800       $       -
                                                                       ====================================

                                SPAR Group, Inc.

6. INCOME TAXES (CONTINUED)

Deferred tax assets have been offset by a valuation allowance as deemed necessary based on the Company's estimates of its future sources of taxable income and the expected timing of temporary difference reversals.

In 2000, the Company realized the benefit of deferred tax assets and recorded a $2,680,000 change in its valuation allowance. The benefits recorded resulted in a $825,000 reduction of tax expense and a $1,855,000 reduction of Goodwill associated with the PIA acquisition. The entire $4,259,000 valuation allowance at December 31, 2000 when realized will result in a reduction of goodwill associated with the PIA acquisition.

At December 31, 2000, the Company has net operating loss carryforwards (NOLs) of approximately $15 million available to reduce future federal taxable income. The Company's net operating loss carryforwards begin to expire in the year 2012.

Section 382 of the Internal Revenue Code restricts the annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership has occurred in connection with the PIA Merger, thereby restricting the NOLs available to the Company to approximately $12.5 million over 18 years. The Company has established a valuation allowance for the deferred tax assets related to the available NOLs that are deductible for years subsequent to 2003.

The pro forma disclosures on the statement of operations reflect adjustments to record provisions for income taxes as if the applicable SPAR Companies had not been S corporations. The pro forma provisions for income taxes for the year ended December 31, 1999 and the nine months ended December 31, 1998, of $1.4 million and $2.2 million, respectively, are computed using a combined federal and state tax rate of 37% of taxable income.

                                SPAR Group, Inc.

6. INCOME TAXES (CONTINUED)

The recording of a one-time, non-cash stock related compensation expense in the year ended December 31, 1999 of approximately $752,000 is not tax-deductible by the SPAR Group for federal and state income tax purposes. In addition, the amortization of purchased goodwill generated by the reverse Merger is not tax-deductible. The pro forma tax provision for the year ended December 31, 1999 has been adjusted for the effects of these non-tax-deductible items.

7. COMMON STOCK

Common stock of the companies included in the SPAR Companies at December 31, 1998 is as follows:

                                                                           SHARES
                                                       SHARES            ISSUED AND
                                                     AUTHORIZED         OUTSTANDING         PAR VALUE
                                                  ------------------ --------------------------------------
   Spar, Inc.                                               2,500            72                None
   Spar/Burgoyne Retail Services, Inc.                      2,500            72                None
   Spar Marketing Force, Inc.                               2,500            72                None
   Spar Marketing, Inc. (Nevada)                              100            72                None
   Spar Acquisition, Inc.                              50,000,000            72                $.01
   Spar MCI Performance Group, Inc.                         2,500            72                None
   Spar Marketing, Inc. (Delaware)                          1,000            72                $.01

Prior to the July 8, 1999 Merger, the subchapter S status of each applicable SPAR Company was terminated for federal and state tax purposes. As of July 8, 1999, undistributed earnings of the SPAR Group were reclassified to additional paid-in capital.

                                SPAR Group, Inc.

8. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases contain escalation clauses and require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $1.1 million and $2.8 million for the years ended December 31, 2000 and 1999, respectively, and $754,000 for the nine months ended December 31, 1998. At December 31, 2000, future minimum commitments under all noncancelable operating lease arrangements are as follows (in thousands):

   2001                                                       $1,766
   2002                                                        1,646
   2003                                                        1,318
   2004                                                          808
   2005                                                          511
                                                      -------------------
                                                              $6,049
                                                      ===================

LEGAL MATTERS

On September 23, 1999, Information Leasing Corporation ("IFC") filed a complaint for breach of contracts, claim and delivery, and conversion against the Company in Orange County Superior Court, Santa Ana, California. In November 2000, this case was settled and the liability is accrued as part of the restructure charges (see Note 14).

In June 2000, Argonaut Insurance Co. filed a complaint for approximately $700,000 plus interest against the Company in Orange County Superior Court, Santa Ana, California Case No. 00CC07125 with respect to alleged breach of contract. The Company is attempting to negotiate a settlement.

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

9. EMPLOYEE BENEFITS

PENSION PLANS

Certain of the Company's PIA employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. Pension expense related to these plans was approximately $24,000 and $30,000 for the years ended December 31, 2000 and 1999, respectively.

RETIREMENT PLANS

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. Employer contributions of approximately $70,000 and $63,000 for the years ended December 31, 2000 and 1999, respectively, and $14,400 for the nine months ended December 31, 1998 were made to the plan.

The Company has an Employee Stock Purchase Plan ("ESP Plan"). The ESP Plan allows employees of the Company to purchase common stock at a discount, without having to pay any commissions on the purchases. The discount is the greater of 15% of the fair market value ("FMV") at the end of the reportable period or the difference between the FMV at the beginning and end of the reportable period. The maximum amount that any employee can contribute to the ESP Plan per quarter is $6,250, and the total number of shares reserved by the Company for purchase under the ESP Plan is 180,576. During 2000 and 1999, the Company issued 452 and 7,568 shares of common stock, at a weighted average price of $3.03 and $2.71 per share, respectively.

                                SPAR Group, Inc.

10. RELATED PARTY TRANSACTIONS

The SPAR Companies are affiliated through common ownership with SPAR Marketing Services, Inc., SPAR Management Services, Inc. SPAR Retail Services, Inc., (f/k/a SPAR/Burgoyne, Inc.), SPAR Group, Inc., IDS SPAR Pty, Ltd. (Aust.), SPAR Ltd., (U.K.), Garden Island, Inc., SPAR Marketing Pty Ltd. (Aust.), WR Services, Inc., SR Services Inc., Infinity Insurance Ltd. and SPAR Infotech, Inc.

The Company purchases field management services and the use of independent contractor services from SPAR Management Services, Inc. and SPAR Marketing Services, Inc.

The Company also purchased Internet consulting services from SPAR Infotech, Inc.

The following transactions occurred between the SPAR Companies and the above affiliates (in thousands):

                                                                                       NINE MONTHS ENDED
                                                        YEAR ENDED DECEMBER 31           DECEMBER 31,
                                                        2000              1999               1988
                                                  ---------------------------------------------------------
   Services provided by affiliates:
     Independent contractor services                    $5,177            $4,111              $2,763
                                                  =========================================================

     Field management services                          $4,388            $4,344              $2,049
                                                  =========================================================

     Internet consulting services                      $   769           $   608           $       -
                                                  =========================================================

   Services provided to affiliates:
     Management services                               $   692           $   665             $   417
                                                  =========================================================

                                SPAR Group, Inc.

10. RELATED PARTY TRANSACTIONS (CONTINUED)

Through the services of Infinity Insurance, Ltd., the Company purchased insurance coverage for its casualty and property insurance risk, for approximately $994,000 and $959,000 for the year ended December 31, 2000 and 1999, respectively, and $375,000 for the nine months ended December 31, 1998 (in thousands).

                                                                                   DECEMBER 31
                                                                             2000              1999
                                                                       ------------------------------------
   Balance due to (from) affiliates included in accrued
     liabilities:
     Spar Management Services, Inc.                                          $ (26)           $    -
     Spar Marketing Services, Inc.                                             582                29
     Spar/Infotech, Inc.                                                        (4)              196
                                                                       ------------------------------------
                                                                              $552              $225
                                                                       ====================================

In 1999, the Company had an investment in an affiliate, which provided telemarketing and related services. The Company paid approximately $386,000 during the year ended December 31, 1999. Approximately $580,000 was payable to the affiliate at December 31, 1999. In 2000, the Company sold its interests in the affiliate for $1.5 million and recorded a gain of approximately $790,000 that is included in other income.

In 2000, the Company's affiliate SMS settled its claim with the Internal Revenue Service. As a result of this settlement, the $500,000 contingent liability amount the Company had accrued at December 31, 1999 was reversed with a corresponding credit made to cost of revenues.

                                SPAR Group, Inc.

11. STOCK OPTIONS

In 1999, the Company recorded a non-cash, non-tax-deductible charge of approximately $752,000 resulting from the grant of 134,114 options at $0.01 per share and the issuance of 200,000 shares to a consultant prior to the reverse merger.

The Company has five stock option plans: the 1990 Stock Option Plan ("1990 Plan"), the 1995 Stock Option Plan ("1995 Plan"), the 1995 Director's Plan ("Director's Plan"), Special Purpose Stock Option Plan and the 2000 Stock Option Plan (the "2000 Plan").

The 1990 Plan is a nonqualified option plan providing for the issuance of up to 830,558 shares of common stock to officers, directors and key employees. The options have a term of ten years and one week and are either fully vested or will vest ratably no later than five years from the grant date. Since 1995, The Company has not granted options under this plan.

The 1995 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants and directors of the Company for the purchase of up to 3,500,000 shares of the Company's common stock. The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders of the Company, for which the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant; the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. At December 31, 2000, options to purchase 683,523 shares were available for grant under this plan.

The Director's Plan is a stock option plan for nonemployee directors and provides for the purchase of up to 100,000 shares of the Company's common stock. An option to purchase 1,500 shares of the Company's common stock shall be granted automatically each year to each director, following the Company's annual stockholders' meeting. The exercise price of options issued under this plan shall not be less than the fair market value of the Company's common stock on the date of grant. Each option under this plan shall vest and

                                SPAR Group, Inc.

11. STOCK OPTIONS (CONTINUED)

become exercisable in full on the first anniversary of its grant date, provided the optionee is reelected as a director of the Company. The maximum term of options granted under the plan is ten years and one day, subject to earlier termination following an optionee's cessation of service with the Company. At December 31, 2000, options to purchase 91,000 shares were available for grant under this plan.

On July 8, 1999, in connection with the merger, the Company established the Special Purpose Stock Option Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by Spar Acquisition, Inc. There were 134,114 options granted at $.01 per share. During 2000, 108,364 options were exercised. At December 31, 2000, 25,750 options remain outstanding under the Plan. The Company did not issue any new options under this plan in 2000.

In December 2000, the Company adopted its 2000 Plan, as the successor to the 1995 Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants and directors of SPAR Group, Inc. for the purchase of up to 3,500,000 (less those options still outstanding or previously exercised under the 1995 Plan). The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders of the SPAR, for which the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of SPAR's common stock at the date of grant (although typically are issued at 100%), and the exercise price of incentive stock options must be equal to at least the fair market value of SPAR's common stock at the date of grant. In December 2000, 118,500 options to purchase shares were granted under this plan. At December 31, 2000, options to purchase 565,023 shares were available for grant under this plan.

                                SPAR Group, Inc.

11. STOCK OPTIONS (CONTINUED)

The following table summarizes stock option activity under the Company's 1990 Plan, 1995 Plan and Director's Plan:

                                                                                         WEIGHTED AVERAGE
                                                                            SHARES        EXERCISE PRICE
                                                                       ------------------------------------
   Options outstanding at July 8, 1999, date of reverse
     merger                                                                  1,438,285         $5.91
   Granted                                                                   2,294,858          4.82
   Exercised                                                                   (10,811)         2.78
   Canceled or expired                                                        (416,810)         5.51
                                                                       ------------------
   Options outstanding, December 31, 1999                                    3,305,522          5.22

   Granted                                                                     479,500          2.59
   Exercised                                                                  (115,864)          .27
   Canceled or expired                                                        (679,309)         5.94
                                                                       ------------------
   Options outstanding, December 31, 2000                                    2,989,849         $4.82
                                                                       ==================

   Option price range at end of year                                             $0.01 TO $14.00


                                                                             2000              1999
                                                                       ------------------------------------
   Weighted average fair value of options granted during
     the year                                                                $2.59            $4.94


                                SPAR Group, Inc.

11. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2000:

                                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                      -------------------------------------------------------------------------------------
                                          WEIGHTED
                            NUMBER         AVERAGE         WEIGHTED           NUMBER
                       OUTSTANDING AT     REMAINING        AVERAGE        EXERCISABLE AT      WEIGHTED
      RANGE OF          DECEMBER 31      CONTRACTUAL       EXERCISE        DECEMBER 31,       AVERAGE
  EXERCISE PRICES             2000         LIFE             PRICE               2000       EXERCISE PRICE
--------------------- -------------------------------------------------------------------------------------
  Less than $2.00            169,250      9.7 years        $  0.62              25,750         $  0.01
   $2.00 - $4.00             311,250      9.0 years           3.35              42,750            2.99
   $4.01 - $5.00           1,496,137      8.5 years           4.99             332,746            4.97
   $5.01 to $6.25            982,090      7.9 years           5.52             363,108            5.55
 Greater than $6.25           31,122      5.2 years          12.36              31,122           12.36
                      ------------------                                -------------------
Total                      2,989,849      8.4 years        $  4.82             795,476         $  5.26
                      ==================                                ===================

In January 2000, 2,349,825 options with a weighted average exercise price of $4.97 at December 31, 2000 were cancelled. The cancelled options will be available for future grant. The Company expects to grant similar quantities of options at some future date under the 2000 plan.

Outstanding warrants are summarized below:

                                                                        SHARES SUBJECT    EXERCISE PRICE
                                                                          TO WARRANTS       PER SHARE
                                                                       ------------------------------------
   Balance, December 31, 1999                                                  96,395     $2.78 - $8.51
   Balance, December 31, 2000                                                  96,395     $2.78 - $8.51

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

                                                                             YEAR ENDED DECEMBER 31
                                                                             2000              1999
                                                                       ------------------------------------
   Actual/pro forma net income, as reported                                  $1,322           $1,242
   Pro forma net loss, as adjusted                                             (635)          (1,011)
   Actual/pro forma basic and diluted net income per share, as
     reported                                                                 0.07             0.08
   Actual/pro forma basic and diluted net income per share, as
     adjusted                                                                (0.03)           (0.07)

The pro forma effect on net income is not representative of the pro forma effect on net income in future years because the options in the stock option plan vest over several years and additional awards may be made in the future.

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model, using the return on a ten-year treasury bill, with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 237% and 186% for 2000 and 1999, respectively; risk-free interest rate of 6.89% and 5.65%; and expected lives of six years.

                                SPAR Group, Inc.

12. NOTES PAYABLE TO CERTAIN STOCKHOLDERS

Former principal stockholders of the SPAR Companies each made loans to certain SPAR Companies in the aggregate amount of $4.3 million to facilitate the acquisition of the PIA Companies and the acquisition of the assets of MCI. These stockholders also were owed $1.9 million in unpaid distributions relating to the former status of most of the operating SPAR Companies as subchapter S corporations. Those amounts totaling $6.2 million were converted into promissory notes issued to these certain stockholders severally by SMF, SINC and SPGI prior to the Merger.

As of December 31, 2000, notes payable to certain stockholders total $5.7 million of which approximately $3.5 million have an interest rate of 8% and are due on demand. The long-term portion totaling $2.2 million have a fluctuating interest rate equal to the sum of the prime rate (as reported in the Wall Street Journal from time to time) plus 1%. The current bank agreements contain certain restrictions on the repayment of stockholder debt.

13. SEGMENTS

Utilizing the management approach, the SPAR Group has broken down its business based upon the nature of services provided (i.e., merchandising services and incentive marketing services and Internet-based software). The Merchandising Services Division consists of SMI (an intermediate holding company), SMF, SMNEV, SBRS and SINC (collectively, the "SPAR Marketing Companies"), the PIA Companies and the International Division (SPAR Group International, Inc.) (see Note 1). The Incentive Marketing Division consists of each of SIM (an intermediate holding company) and SPGI (see Note 1). The Internet Division is SPARinc.com, Inc. (see Note 1).

                                SPAR Group, Inc.

13. SEGMENTS (CONTINUED)

Merchandising services generally consist of regularly scheduled, routed services provided at the stores for a specific retailer or multiple manufacturers primarily under multiple-year contracts. Services also include stand-alone large scale implementations. These services may include activities such as ensuring that clients' products authorized for distribution are in stock and on the shelf, adding in new products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of clients' products, selling new product and promotional items. Specific in-store services can be initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support and product recalls.

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

In March 2000, the Company established its Internet Division to separately market its applications software products and services. Although such products and services were in part available through the Company's other divisions prior to the establishment of the Internet Division, the historical revenues and expenses related to such software products and services generally were not maintained separately prior to 2000.

                                SPAR Group, Inc.

13. SEGMENTS (CONTINUED)

The following table presents segment information (in thousands):

                                MERCHANDISING SERVICES                      INCENTIVE MARKETING
                       ------------------------------------------------------------------------------------
                                                   NINE MONTHS                               NINE MONTHS
                                                      ENDED                                     ENDED
                         YEAR ENDED DECEMBER 31   DECEMBER 31,     YEAR ENDED DECEMBER 31    DECEMBER 31,
                           2000         1999          1998            2000         1999          1998
                       ------------------------------------------------------------------------------------
   Net revenues            $81,459      $79,613       $32,601        $28,012       $36,912        $  -
   Cost of revenues         50,278       50,499        16,217         22,678        30,789           -
                       ------------------------------------------------------------------------------------
   Gross profit             31,181       29,114        16,384          5,334         6,123           -

   SG&A                     24,414       23,213         9,978          5,654         5,617           -
                       ------------------------------------------------------------------------------------
   EBITDA                 $  6,767     $  5,901      $  6,406      $    (320)    $     506        $  -
                       ====================================================================================

   Net income (loss)      $  3,929    $     663      $  6,109       $ (2,301)     $ (1,158)       $  -
                       ====================================================================================

   Total assets            $44,184      $48,428       $14,865        $11,471       $14,326        $  -
                       ====================================================================================

                                            INTERNET-BASED
                                               SOFTWARE                          TOTAL
                                            ---------------- ----------------------------------------------
                                                                                             NINE MONTHS
                                              YEAR ENDED                                   ENDED DECEMBER
                                             DECEMBER 31,        YEAR ENDED DECEMBER 31          31,
                                                 2000             2000           1999           1998
                                            ---------------- ----------------------------------------------

   Net revenues                                 $   58           $109,529        $116,525       $32,601
   Cost of revenues                                 14             72,970          81,288        16,217
                                            ---------------- ----------------------------------------------
   Gross profit                                     44             36,559          35,237        16,384

   SG&A                                            347             30,415          28,830         9,978
                                            ---------------- ----------------------------------------------
   EBITDA                                        $(303)        $    6,144      $    6,407      $  6,406
                                            ================ ==============================================

   Net income (loss)                             $(306)        $    1,322     $      (495)     $  6,109
                                            ================ ==============================================

   Total assets                                 $  (37)         $  55,618       $  62,754       $14,865
                                            ================ ==============================================

                                SPAR Group, Inc.

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

The following table displays a rollforward of the liabilities for restructuring and other charges from July 8, 1999 Merger to December 31, 2000 (in thousands):

                              INITIAL    PERIOD ENDED               ADJUSTMENTS   YEAR ENDED
                           RESTRUCTURING DECEMBER 31,  DECEMBER 31,     IN       DECEMBER 31,    DECEMBER
                             AND OTHER       1999          1999    RESTRUCTURING     2000        31, 2000
                              CHARGES     DEDUCTIONS     BALANCE      CHARGES     DEDUCTIONS     BALANCE
                           ---------------------------------------------------------------------------------
   Type of cost:
     Employee separation       $1,606       $  (491)       $1,115     $   748       $(1,376)      $   487
     Equipment lease
       settlements              2,740          (326)        2,414       1,367        (1,011)        2,770
     Office lease
       settlements              1,794          (252)        1,542        (619)         (379)          544
     Redundant assets             957          (957)            -           -             -             -
                           ---------------------------------------------------------------------------------
                               $7,097       $(2,026)       $5,071      $1,496       $(2,766)       $3,801
                           =================================================================================

The maturities of restructuring and other charges at December 31, 2000 are as follows:

   2001                                                     $2,205
   2002                                                        925
   2003                                                        350
   2004                                                        321

Management believes that the remaining reserves for restructuring are adequate to complete its plan.

                                SPAR Group, Inc.

14. RESTRUCTURING AND OTHER CHARGES (CONTINUED)

At December 31, 2000, the SPAR Group is obligated, under certain circumstances, to pay severance compensation to its employees and other costs in connection with the Merger of approximately $3.8 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation of approximately $1.5 million (see Note 4). The SPAR Group has also accrued approximately $1.9 million for expenses incurred by PIA prior to the Merger, which have not been paid (see Note 4). Management believes the current bank credit facilities are sufficient to fund operations and working capital, including the current maturities of debt obligations, but may not be sufficient to reduce obligations of the Merger with PIA. The Company is currently working to secure additional long-term capital to meet the non-operational credit needs. However, there can be no assurances that the Company will be successful in these negotiations.

                                SPAR Group, Inc.

15. EARNINGS PER SHARE

The following table sets forth the computations of pro forma basic and diluted earnings per share (in thousands, except per share data):

                                                                                            NINE MONTHS
                                                                                               ENDED
                                                               YEAR ENDED DECEMBER 31       DECEMBER 31,
                                                                2000            1999            1998
                                                          -------------------------------------------------
   Numerator:
     Actual/pro forma net income                                 $1,322          $1,242          $3,856
                                                          =================================================

   Denominator:
     Shares used in basic earnings per share calculation1        18,185          15,361          12,659

     Effect of diluted securities:
       Employee stock options                                       118               6               -
       Warrants                                                       -               -               -
                                                          -------------------------------------------------
     Shares used in diluted earnings per share                   18,303          15,367          12,659
        calculations1
                                                          =================================================

   Actual/pro forma basic earnings per share1                      $  0.07       $0.08           $0.30
                                                          =================================================

   Actual/pro forma diluted earnings per share1                    $  0.07       $0.08           $0.30
                                                          =================================================

1 The pro forma basic and pro forma diluted earnings per share amounts are based upon 12,659,000 shares on January 1, 1998, although these shares were issued on July 9, 1999, as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 ("SAB 98").

                                SPAR Group, Inc.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for 2000 and 1999 was as follows (in thousands except earnings per share amounts):

                                                                        QUARTER
                                                 FIRST           SECOND          THIRD           FOURTH
                                            -----------------------------------------------------------------
   YEAR ENDED DECEMBER 31, 2000
   Net revenues                                   $32,447         $28,290         $22,332         $26,460
   Gross profit                                     9,974           9,113           8,227           9,245
   Net income                                         416             113             100             693(1)

   Earnings per share:
     Basic                                         $.02            $.01            $.01            $.03
     Diluted                                       $.02            $.01            $.01            $.03

   YEAR ENDED DECEMBER 31, 1999

   Net revenues                                   $21,637         $19,923         $36,390         $38,575
   Gross profit                                     7,264           5,841          11,924          10,208
   Net income (loss)                                1,226            (216)             98             134

   Actual/proforma earnings per share:
       Basic                                       $.10           $(.02)           $.01            $.01
       Diluted                                     $.10           $(.02)           $.01            $.01

   (1)The fourth quarter results included the realization of approximately $690,000 of income tax benefit as a result of the change in the deferred income tax valuation allowance.

                                SPAR Group, Inc.

                 Schedule II - Valuation and Qualifying Accounts

                                 (In Thousands)

                                               BALANCE AT  CHARGED TO
                                               BEGINNING    COSTS AND     CHARGED TO                   BALANCE AT
                                               OF PERIOD    EXPENSES    OTHER ACCOUNTS   DEDUCTIONS   END OF PERIOD
                                              ----------------------------------------------------------------------
Year ended December 31, 2000:
     Deducted from asset accounts:
     Allowance for doubtful accounts             $2,243       $1,434    $       -           $822  (2)     $2,855

Year ended December 31, 1999:
     Deducted from asset accounts:
     Allowance for doubtful accounts            $   605       $1,202       $1,390 (1)       $954  (2)     $2,243

Nine months ended December 31, 1998:
     Deducted from asset accounts:
     Allowance for doubtful accounts            $   568      $   299    $       -           $262  (2)    $   605


(1) $1,390 charged to Other Accounts represents the amounts acquired through the SPG and PIA acquisitions.

(2) Uncollectible accounts written off, net of recoveries.