Form 10-K/A
period 2000-12-31
SPAR GROUP INC
filed 2001-04-20
CIK 1004989

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

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

                580 WHITE PLAINS ROAD, TARRYTOWN, NEW YORK 10591
          (Address of principal executive offices, including zip code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
  Exhibits to Form 10-K (as amended) for the year ended December 31, 1999 are prior periods as referred to in Item 3 hereof.

================================================================================

INTRODUCTION

         This Form 10-K/A (Amendment No. 1) amends and restates Item 3 of the 2000 Form 10-K as set forth herein.

3.      EXHIBITS.

 EXHIBIT NUMBER         DESCRIPTION
 ---------------        -----------

            3.1 Certificate of Incorporation of SPAR Group, Inc., as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-80429) as filed with the Securities and Exchange Commission on December 14, 1995 (the "Form S-1") and to
                        Exhibit 3.1 to the Company's Form 10-Q for the 3rd Quarter ended September 30, 1999).

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

            10.4        2000 Stock Option Plan.

            10.5 Employment Agreement dated as of June 25, 1997 between PIA and Terry R. Peets (incorporated by reference to
                        Exhibit 10.5 to the Company's Form 10-Q for the 2nd Quarter ended June 30, 1997).

            10.6 Severance Agreement dated as of February 20, 1998 between PIA and Cathy L. Wood (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the 1st Quarter ended April 30, 1998).

            10.7 Severance Agreement dated as of August 10, 1998 between PIA and Clinton E. Owens (incorporated by reference to
                        Exhibit 10.6 to the Company's Form 10-Q for the 3rd Quarter ended October 2, 1998).

            10.8 Amendment No. 1 to Employment Agreement dated as of October 1, 1998 between PIA and Terry R. Peets (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended January 1, 1999).

            10.9 Amended and Restated Severance Compensation Agreement dated as of October 1, 1998 between PIA and Cathy L. Wood (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended January 1, 1999).

            10.10 Loan and Security Agreement dated December 7, 1998 among Mellon Bank, N.A., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and PIA (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended January 1, 1999).

            10.11 Agreement and Plan of Merger dated as of February 28, 1999 among PIA, SG Acquisition, Inc., PIA Merchandising Co., Inc., SPAR Acquisition, Inc., SPAR Marketing, Inc., SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR MCI Performance Group, Inc. and SPAR Trademarks, Inc. (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended January 1, 1999).

            10.12 Voting Agreement dated as of February 28, 1999 among PIA, Clinton E. Owens, RVM/PIA, California limited partnership, Robert G. Brown and William H. Bartels (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended January 1, 1999).

            10.13 Amendment No. 2 to Employment Agreement dated as of February 11, 1999 between PIA and Terry R. Peets
                        (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q for the 2nd Quarter ended April 2,
                        1999).

            10.14 Special Purpose Stock Option Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999.

            10.15 Amendment No. 1 to Severance Agreement dated as of May 18, 1999 between the Company and Cathy L. Wood (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the 3rd Quarter ended September 30, 1999).

            10.16 Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among IBJ Whitehall Business Credit Corporation with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR MCI Performance Group, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., PIA Merchandising, Co., Inc., Pacific Indoor Display Co., Inc., and Pivotal Sales Company dated as of September 22, 1999 (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended December 31, 1999).

            10.17 Waiver and Amendment No. 1 ("Amendment") is entered into as of December 8, 1999, by and between SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Group, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Performance Group, Inc. (f/k/a SPAR MCI Performance Group, Inc.), SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co., Inc. and Pivotal Sales Company (each a "Borrower" and collectively, the "Borrowers") and IBJ Whitehall Business Credit Corporation ("Lender") (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended December 31, 1999).

            10.18 Service Agreement dated as of January 4, 1999 by and between SPAR Marketing Force, Inc. and SPAR Marketing Services, Inc. (incorporated by reference to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1999).

            10.19       Business  Manager  Agreement dated as of July 8, 1999 by
                        and  between  SPAR  Marketing   Force,   Inc.  and  SPAR
                        Marketing Services, Inc. (incorporated by reference to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1999).

            21.1        Subsidiaries of the Company.

            23.1        Consent of Ernst & Young LLP.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SPAR GROUP, INC.

                                                  By:/s/ Charles Cimitile
                                                     ---------------------------
                                                         Charles Cimitile
April 20, 2001                                           Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

            Exhibit Number                Description
            --------------                -----------

            3.1 Certificate of Incorporation of SPAR Group, Inc., as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-80429) as filed with the Securities and Exchange Commission on December 14, 1995 (the "Form S-1") and to
                        Exhibit 3.1 to the Company's Form 10-Q for the 3rd Quarter ended September 30, 1999).

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

            10.4        2000 Stock Option Plan.

            10.5 Employment Agreement dated as of June 25, 1997 between PIA and Terry R. Peets (incorporated by reference to
                        Exhibit 10.5 to the Company's Form 10-Q for the 2nd Quarter ended June 30, 1997).

            10.6 Severance Agreement dated as of February 20, 1998 between PIA and Cathy L. Wood (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the 1st Quarter ended April 30, 1998).

            10.7 Severance Agreement dated as of August 10, 1998 between PIA and Clinton E. Owens (incorporated by reference to
                        Exhibit 10.6 to the Company's Form 10-Q for the 3rd Quarter ended October 2, 1998).

            10.8 Amendment No. 1 to Employment Agreement dated as of October 1, 1998 between PIA and Terry R. Peets (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended January 1, 1999).

            10.9 Amended and Restated Severance Compensation Agreement dated as of October 1, 1998 between PIA and Cathy L. Wood (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended January 1, 1999).

            10.10 Loan and Security Agreement dated December 7, 1998 among Mellon Bank, N.A., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and PIA (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended January 1, 1999).

            10.11 Agreement and Plan of Merger dated as of February 28, 1999 among PIA, SG Acquisition, Inc., PIA Merchandising Co., Inc., SPAR Acquisition, Inc., SPAR Marketing, Inc., SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR MCI Performance Group, Inc. and SPAR Trademarks, Inc. (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended January 1, 1999).

            10.12 Voting Agreement dated as of February 28, 1999 among PIA, Clinton E. Owens, RVM/PIA, California limited partnership, Robert G. Brown and William H. Bartels (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended January 1, 1999).

            10.13 Amendment No. 2 to Employment Agreement dated as of February 11, 1999 between PIA and Terry R. Peets
                        (incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q for the 2nd Quarter ended April 2,
                        1999).

            10.14 Special Purpose Stock Option Plan (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999.

            10.15 Amendment No. 1 to Severance Agreement dated as of May 18, 1999 between the Company and Cathy L. Wood (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the 3rd Quarter ended September 30, 1999).

            10.16 Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among IBJ Whitehall Business Credit Corporation with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR MCI Performance Group, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., PIA Merchandising, Co., Inc., Pacific Indoor Display Co., Inc., and Pivotal Sales Company dated as of September 22, 1999 (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended December 31, 1999).

            10.17 Waiver and Amendment No. 1 ("Amendment") is entered into as of December 8, 1999, by and between SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Group, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Performance Group, Inc. (f/k/a SPAR MCI Performance Group, Inc.), SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co., Inc. and Pivotal Sales Company (each a "Borrower" and collectively, the "Borrowers") and IBJ Whitehall Business Credit Corporation ("Lender") (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended December 31, 1999).

            10.18 Service Agreement dated as of January 4, 1999 by and between SPAR Marketing Force, Inc. and SPAR Marketing Services, Inc. (incorporated by reference to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1999).

            10.19       Business  Manager  Agreement dated as of July 8, 1999 by
                        and  between  SPAR  Marketing   Force,   Inc.  and  SPAR
                        Marketing Services, Inc. (incorporated by reference to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1999).

            21.1        Subsidiaries of the Company.

            23.1        Consent of Ernst & Young LLP.