Form 10-Q
period 2001-03-31
SPAR GROUP INC
filed 2001-05-15
CIK 1004989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the first quarterly period ended March 31, 2001

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes

    On May 2, 2001 there were 18,272,330 shares of Common Stock outstanding.

                                SPAR GROUP, INC.

                                      Index

PART I:  FINANCIAL INFORMATION
Item 1:               Financial Statements

                      Consolidated Balance Sheets
                      as of March 31, 2001 and December 31, 2000.........................................3

                      Consolidated Statements of Operations for
                      the three months ended March 31, 2001 and March 31, 2000...........................4

                      Consolidated Statements of Cash Flows
                      for the three months ended March 31, 2001 and
                      March 31, 2000.....................................................................5

                      Notes to Financial
                      Statements.........................................................................6

Item 2:               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............................................10

Item 3:               Quantitative and Qualitative Disclosures About Market Risk........................16

PART II:          OTHER INFORMATION

         Item 1:      Legal Proceedings.................................................................17

         Item 2:      Changes in Securities and Use of Proceeds.........................................17

         Item 3:      Defaults upon Senior Securities...................................................17

         Item 4:      Submission of Matters to a Vote of Security Holders...............................17

         Item 5:      Other Information.................................................................17

         Item 6:      Exhibits and Reports on Form 8-K..................................................17

SIGNATURES..............................................................................................18

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                               SPAR GROUP INC.
                                         Consolidated Balance Sheets
                                                 (unaudited)
                                      (In thousands, except share data)

                                                                             MARCH 31,      DECEMBER 31,
                                                                                2001            2000
                                                                          ---------------------------------
ASSETS                                                                      (Unaudited)        (Note)
Current assets:
   Cash and cash equivalents                                              $          -    $          -
   Accounts receivable, net                                                     22,141          23,207
   Prepaid expenses and other current assets                                     1,089             880
   Prepaid program costs                                                         4,703           3,542
   Deferred income taxes                                                         1,718           1,718
                                                                          ---------------------------------
Total current assets                                                            29,651          29,347

Property and equipment, net                                                      3,345           3,561
Goodwill and other intangibles, net                                             21,077          21,485
Deferred income taxes                                                            1,082           1,082
Other assets                                                                       143             143
                                                                          ---------------------------------
Total assets                                                              $     55,298    $     55,618
                                                                          =================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                       $      7,766    $      5,849
   Accrued expenses and other current liabilities                                8,914          10,178
   Deferred revenue                                                              7,570           8,581
   Restructuring and other charges, current                                      2,016           2,205
   Due to certain stockholders                                                   3,255           3,505
   Current portion of long-term debt                                             1,195           1,211
                                                                          ---------------------------------
Total current liabilities                                                       30,716          31,529

Line of credit and long-term liabilities, net of current portion                 8,326           8,093
Long-term debt due to certain stockholders                                       2,203           2,160
Restructure and other charges, long-term                                         1,136           1,596

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none                                            -               -
   Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares - 18,272,300                                    182             182
   Additional paid-in capital                                                   10,127          10,127
   Retained earnings                                                             2,608           1,931
                                                                          ---------------------------------
Total stockholders' equity                                                      12,917          12,240
                                                                          ---------------------------------
Total liabilities and stockholders' equity                                $     55,298    $     55,618
                                                                          =================================

Note:    The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by Generally Accepted
         Accounting Principles for complete financial statements

SEE ACCOMPANYING NOTES.

                                                     3

                                                          SPAR Group, Inc.
                                                Consolidated Statements of Operations
                                                             (unaudited)
                                                (In thousands, except per share data)

                                                                                        THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                             MARCH 31,               MARCH 31,

                                                                                               2001                    2000
                                                                                      ----------------------------------------------
Net revenues                                                                          $      27,678           $           32,447
Cost of revenues                                                                             18,826                       22,967
                                                                                      ----------------------------------------------
Gross profit                                                                                  8,852                        9,480

Selling, general and administrative expenses                                                  6,375                        8,274
Depreciation and amortization                                                                   920                          801
                                                                                      ----------------------------------------------
Operating income                                                                              1,557                          405

Interest expense                                                                                387                          456
Other (income) expense                                                                            -                         (790)
                                                                                      ----------------------------------------------
Income before provision for income taxes                                                      1,170                          739

Provision for income taxes                                                                      493                          323
                                                                                      ----------------------------------------------
Net income                                                                            $         677           $              416

   Basic earnings per share                                                           $       0.04            $             0.02
                                                                                      ==============================================

   Basic weighted average common shares                                                      18,272                       18,165
                                                                                      ==============================================

   Diluted earnings per share                                                         $       0.04            $             0.02
                                                                                      ==============================================
                                                                                             18,322                       18,294
   Diluted weighted average common shares
                                                                                      ==============================================

SEE ACCOMPANYING NOTES.

                                                                 4

                                             SPAR Group, Inc.
                                   Consolidated Statements of Cash Flows
                                                (unaudited)
                                              (In thousands)

                                                                     THREE MONTHS         THREE MONTHS
                                                                        ENDED                ENDED
                                                                      MARCH 31,            MARCH 31,
                                                                         2001                 2000
                                                                   -----------------    -----------------
OPERATING ACTIVITIES
Net income                                                         $        677         $        416
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation                                                           512                  392
     Amortization                                                           408                  409
     Gain on sale of affiliate                                                -                 (790)
     Changes in operating assets and liabilities:
       Accounts receivable                                                1,066                  414
       Prepaid expenses and other current assets and prepaid
          program costs                                                  (1,370)                (336)
       Due from affiliates                                                    -                 (178)
       Accounts payable, accrued expenses and other current
         liabilities                                                        653                   (7)
       Restructuring charges                                               (649)                (547)
       Deferred revenue                                                  (1,011)                (461)
                                                                   -----------------    -----------------
Net cash provided by (used in) operating activities                         286                 (688)

INVESTING ACTIVITIES
Purchases of property and equipment                                        (296)                (461)
Goodwill                                                                      -                  (61)
Sale of investment in affiliate                                               -                1,500
                                                                   -----------------    -----------------
Net cash (used in) provided by investing activities                        (296)                 978

FINANCING ACTIVITIES
Net proceeds from line of credit                                            467                  368
Payments of note payable MCI                                                  -               (1,045)
Net payment of other long-term debt                                        (250)                (287)
Net payments to certain shareholders                                       (207)                 (86)
                                                                   -----------------    -----------------
Net cash provided by (used in) financing activities                          10               (1,050)
                                                                   -----------------    -----------------

Net decrease in cash                                                          -                 (760)
Cash at beginning of period                                                   -                2,074
                                                                   -----------------    -----------------
Cash at end of period                                              $            -        $     1,314
                                                                   =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                      $        324         $        342
                                                                   =================    =================

SEE ACCOMPANYING NOTES.

                                 SPAR GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated and combined financial statements of the Company and its subsidiaries (collectively, the "SPAR Group") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the combined financial statements and notes thereto for the Company as contained in Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION/COMBINATION

         The consolidated financial statements include the accounts of the SPAR Group, Inc. and its wholly owned subsidiaries.

3.       SEGMENTS

        Utilizing the management approach, the SPAR Group has broken down its business based upon the nature of services provided (i.e., merchandising services, incentive marketing services and Internet-based software). The Merchandising Services Division consists of SMI (an intermediate holding company), SMF, SMNEV, SBRS and SINC (collectively, the "SPAR Marketing Companies"), the PIA Companies and the International Division (SPAR Group International, Inc.). The Incentive Marketing Division consists of each of SIM (an intermediate holding company) and SPGI. The Internet Division is SPARinc.com, Inc.

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

                                 SPAR GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                  MERCHANDISING SERVICES                                INTERNET BASED
                    THREE MONTHS ENDED       INCENTIVE MARKETING         THREE MONTHS                  TOTAL
                                              THREE MONTHS ENDED             ENDED               THREE MONTHS ENDED
                  ------------------------ -------------------------   ------------------   -----------------------------
                   MARCH 31    MARCH 31       MARCH 31    MARCH 31         MARCH 31           MARCH 31      MARCH 31
                     2001        2000           2001        2000             2001               2001          2000
                  ------------------------  -------------------------  ------------------   -----------------------------
   Net revenues    $   14,941  $   24,682    $   12,512   $  7,765     $        225         $  27,678     $  32,447
   Cost of
     revenues           8,748      16,523         9,882      6,444              196            18,826        22,967
                  ------------------------  -------------------------  ------------------   -----------------------------
   Gross profit         6,193       8,159         2,630      1,321               29             8,852         9,480
   SG&A                 4,477       6,869         1,605      1,405              293             6,375         8,274
                  ------------------------  -------------------------  ------------------   -----------------------------
   EBITDA         $     1,716 $     1,290   $     1,025  $     (84)    $       (264)        $   2,477     $   1,206
                  ========================  =========================  ==================   =============================
   Net income
     (loss)       $       444 $       844   $       503  $    (428)    $       (270)        $     677     $     416
                  ========================  =========================  ==================   =============================
   Total Assets   $    33,753 $    40,912   $    21,408  $  20,348     $        140         $  55,298     $  61,260
                  ========================  =========================  ==================   =============================

                                 SPAR GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       RESTRUCTURING AND OTHER CHARGES

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

         The SPAR Group recognized termination costs in accordance with EITF 95-3, RECOGNITION OF LIABILITIES IN CONNECTION WITH A BUSINESS COMBINATION.

         The following table displays a roll-forward of the liabilities for restructuring and other charges from December 31, 2000 to March 31, 2001 (in thousands):

                                                  DECEMBER 31,                             MARCH 31,
                                                     2000                                   2001
                                                 RESTRUCTURING      QUARTER ENDED       RESTRUCTURING
                                                   AND OTHER        MARCH 31, 2001        AND OTHER
                                                    CHARGES           DEDUCTIONS           CHARGES
                                                -----------------------------------------------------------
   Type of cost:
     Employee separation                        $         487      $         123       $         364
     Equipment lease settlements                        2,770                462               2,308
     Office lease settlements                             544                 64                 480
                                                -----------------------------------------------------------
                                                $       3,801      $         649       $       3,152
                                                ===========================================================

         Management believes that the remaining reserves for restructuring are adequate to complete its plan.

                                 SPAR GROUP INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       EARNINGS PER SHARE

         The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

                                                            THREE MONTHS    THREE MONTHS
                                                               ENDED           ENDED
                                                             MARCH 31,       MARCH 31,
                                                                2001            2000
                                                          ---------------------------------
   Numerator:
      Net income                                          $         677   $         416
                                                          =================================
   Denominator:
     Shares used in basic earnings per share calculation         18,272          18,165

     Effect of diluted securities:
       Employee stock options                                        50             129
       Warrants                                                       -               -
                                                          ---------------------------------

     Shares used in diluted earnings per share calculation       18,322          18,294
                                                          =================================

   Basic earnings per share                                   $   0.04         $  0.02
                                                          =================================

   Diluted earnings per share                                 $   0.04         $  0.02
                                                          =================================

6. OTHER INCOME

         In January 2000, the Company sold its investment in an affiliate for approximately $1.5 million. The sale resulted in a gain of approximately $790,000, which is included in other income.

                                 SPAR GROUP INC.


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

                                 SPAR GROUP INC.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000
-------------------------------------------------------------------------------

NET REVENUES

                                                                           Quarter Ended
                                              ------------------------------------------------------------------------
                                                    March 31, 2001            March 31, 2000                Incr.
                                                                                                            (Decr.)
                                              --------------------------  -----------------------   ------------------
                                                Amount            %            Amount            %             %
                                                ------            -            ------            -             -
                                                                       (amounts in millions)
Merchandising Services                        $     15.0        54.0%        $   24.7         76.2%        (39.5)%
Incentive Marketing                                 12.5        45.2              7.7         23.8          64.0
Internet-Based Software                              0.2         0.8              0.0          0.0         100.0
                                              ------------    -----------    -----------     ----------  ---------
Net Revenue                                   $     27.7         100%         $  32.4          100%        (14.7)%
                                              ============    ===========    ===========     ==========  =========

         Net revenues for the three months ended March 31, 2001 decreased by $4.7 million or 14.7% from the three months ended March 31, 2000 due principally to discontinued PIA programs, partially offset by an increase in project revenue.

         Merchandising Services net revenues for the three months ended March 31, 2001, were $15.0 million, compared to $24.7 million for the three months ended March 31, 2000. The decrease in net revenues is primarily attributed to discontinued in-store merchandising programs previously contracted with programs from former PIA Companies.

         Incentive Marketing net revenues for the three months ended March 31, 2001 were $12.5 million, compared to $7.7 million for the three months ended March 31, 2000, a 64.0% increase. The increase in net revenues is primarily due to an increase in program revenue principally from new clients. The timing of Incentive Marketing revenue depends upon the client placement of programs. Therefore, revenue for any given quarter may not be indicative of total revenue for the year.

                                 SPAR GROUP INC.

COST OF REVENUES

         The following table sets forth cost of revenues by division in dollars and as a percentage of net revenues by division for the periods indicated:

                                                                           Quarter Ended
                                              ------------------------------------------------------------------------
                                                    March 31, 2001                March 31, 2000           Change
                                                                                                             In
                                              --------------------------  -----------------------   ------------------
                                                Amount            %            Amount            %            %
                                                ------            -            ------            -            -
                                                                        (amounts in millions)
Merchandising Services                        $     8.7         58.6%        $   16.5         66.9%         (8.3)%
Incentive Marketing                                  9.9        79.0              6.5         83.0          (4.0)
Internet-Based Software                              0.2        87.2              0.0          0.0             -
                                              ------------                   -----------
Net Revenue                                   $     18.8        68.0%        $   23.0         70.8%         (2.8)%
                                              ========        =====          ========         =====         ======

         Cost of revenues in the Merchandising Services segment consists of in-store labor (including travel expenses) and field management. Cost of revenues in the Company's Incentive Marketing and Internal-Based Software segments consists of direct labor, independent contractor expenses, food, beverage, entertainment and travel costs. Cost of revenues for the three months ended March 31, 2001, were $18.8 million or 68.0% of net revenues, compared to $23.0 million or 70.8% of net revenues for the three months ended March 31, 2000.

         Merchandising Services cost of revenues as a percentage of net revenues decreased 8.3% to 58.6% for the three months ended March 31, 2001, compared to 66.9% for the three months ended March 31, 2000. This decrease is principally attributable to reduced labor costs due to continued efficiencies realized in 2001.

         Incentive Marketing cost of revenues, as a percentage of net revenues decreased 4.0% to 79.0% for the three months ended March 31, 2001, compared to 83.0% for the three months ended March 31, 2000, primarily due to a more favorable product mix in 2001.

                                 SPAR GROUP INC.


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

                                                                           Quarter Ended
                                              ------------------------------------------------------------------------
                                                    March 31, 2001                March 31, 2000             Incr.
                                                                                                            (Decr.)
                                              ---------------------------    --------------------------    -----------
                                                Amount            %            Amount            %             %
                                                ------            -            ------            -             -
                                                                       (amounts in millions)
Selling, general & administrative             $     6.4         23.0%        $   8.3          25.5%        (23.0)%
Depreciation and amortization                       0.9          3.3             0.8           2.5          14.7
                                              ------------    -----------    -----------     ----------
Total Operating Expenses                      $     7.3         26.3%        $   9.1          28.0%        (19.6)%
                                              =========         =====        =======          =====        =======

         Selling, general and administrative expenses decreased by $1.9 million, or 23.0%, for the three months ended March 31, 2001, to $6.4 million compared to $8.3 million for the three months ended March 31, 2000. This decrease was primarily due to efficiencies resulting from the merger of the PIA Companies' with the SPAR Operating Companies offset by approximately $400,000 of SG&A expenses related to the Internet and International Divisions.

         Depreciation and amortization increased by $0.1 million for the three months ended March 31, 2001, due primarily to an increase in depreciation and amortization of customized internal software costs capitalized (under SOP 98-1).

OTHER INCOME

         In January 2000, the Company sold its investment in an affiliate for approximately $1.5 million. The sale resulted in a gain of approximately $0.8 million, which is included in other income.

INTEREST EXPENSE

         Interest expense decreased $0.1 million for the three months ended March 31, 2001, over the three months ended March 31, 2000, due to decreased debt levels, as well as, decreased interest rates in 2001.

                                 SPAR GROUP INC.

INCOME TAXES

         The income tax provision in the first quarter of 2001 represents a combined federal and state income tax rate of 42% compared to 44% for the first quarter of 2000.

NET INCOME

        The SPAR Group had net income of $0.7 million in the first quarter of 2001 or $0.04 per basic and diluted share compared to net income of $0.4 million or $0.02 per basic and diluted share in the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

        In the three months ended March 31, 2001, the SPAR Group had pre-tax income of $1.2 million and experienced positive operating cash flow of $0.3 million.

        Management believes that based upon SPAR Group's current working capital position and the existing credit facilities, funding will be sufficient to support ongoing operations over the next twelve months.

DEBT

         In 1999, IBJ Whitehall and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement as amended (the "Bank Loan Agreement"). The Bank Loan Agreement provides the Borrowers with a $15 million Revolving Credit facility and a $2.5 million term loan. The Revolving Credit facility allows the Borrowers to borrow up to $15 million based upon a borrowing base formula as defined in the Agreement (principally 85% of "eligible" accounts receivable). The Bank Loan Agreement's revolving credit loans of $15.0 million are scheduled to mature on September 21, 2002. The Term Loan amortizes in equal monthly installments of $83,334. The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 8.50% per annum at March 31, 2001), and the Term Loan bears interest at such "Alternate Based Rate" plus three-quarters of one percent (0.75%) (a total of 8.75% per annum at March 31, 2001). In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow, as defined in the Bank Loan Agreement, for each fiscal year, to be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). The facility is secured with the assets of the SPAR Group.

         The Bank Loan Agreement contains an option for the Bank to purchase 16,667 shares of common stock of the Company for $0.01 per share in the event that the Company's average closing share price over ten consecutive trading day period exceeds $15.00 per share. This option expires September 22, 2002.

                                 SPAR GROUP INC.

         The Bank Loan Agreement contains certain financial covenants that must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a minimum ratio of Debt to EBITDA, and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement.

         The balance outstanding on the revolving line of credit was $8.3 million and $7.8 million at March 31, 2001, and December 31, 2000, respectively. As of March 31, 2001, based upon the borrowing base formula, the SPAR Group had availability of $4.0 million of the $6.7 million unused revolving line of credit.

CASH AND CASH EQUIVALENTS

         Net cash provided by operating activities for the three months ended March 31, 2001, was $0.3 million, compared with net cash used of $0.7 million for the three months ended March 31, 2000. Cash provided by operating activities in 2001 was primarily a result of operating profits, a decrease in accounts receivable, and increased accounts payable, offset by a decrease in restructuring charges, an increase in prepaid expenses and a decrease in deferred revenue.

         Net cash used in investing activities for the three months ended March 31, 2001, was $0.3 million, compared with net cash provided of $1.0 for the three months ended March 31, 2000. The net cash used in investing activities resulted from the purchases of property and equipment.

         Net cash provided by financing activities for the three months ended March 31, 2001, was $10 thousand, compared with net cash used by financing activities of $1.1 million for the three months ended March 31, 2000.

         The above activity resulted in no change in cash and cash equivalents for the three months ended March 31, 2001, compared to a net decrease of $0.8 million for the three months ended March 31, 2000.

         At March 31, 2001, the Company had negative working capital of $1.1 million as compared to negative working capital of $2.2 million at December 31, 2000, availability under its revolving credit facility was $4.0 million at March 31, 2001, compared to $4.2 million at December 31, 2000 and a current ratio of
0.97 and 0.93 as of March 31, 2001 and December 31, 2000 respectively.

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

        As of March 31, 2001, the SPAR Group is obligated, under certain circumstances, to pay severance compensation to its employees and other costs in connection with the Merger (restructure charges) of approximately $3.2 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an

                                 SPAR GROUP INC.

aggregate unpaid obligation as of March 31, 2001 of approximately $1.4 million. The SPAR Group has also accrued approximately $2.2 million for expenses incurred by PIA prior to the Merger, which have not been paid as of March 31, 2001. Management believes the current bank credit facilities are sufficient to fund operations and working capital, including the current maturities of debt obligations, but may not be sufficient to reduce obligations of the Merger with PIA. The Company is currently working to secure additional long-term capital to meet the non-operational credit needs. However, there can be no assurances that the Company will be successful in these negotiations.

        As of March 31, 2001, a total of $5.5 million of amounts due to certain stockholders remained outstanding, of which approximately $3.3 million have an interest rate of 8% and are due on demand. The long-term portion totaling $2.2 million have a fluctuating interest rate equal to the sum of the prime rate (as reported in The Wall Street Journal from time to time) plus 1%. The current bank agreements contain certain restrictions on the repayment of stockholder debt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                 SPAR GROUP INC.

PART II:  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               No change.

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

ITEM 6:         EXHIBITS AND REPORTS ON FORM 8-K.

       EXHIBITS.

         NONE.

       REPORTS ON FORM 8-K.

         NONE.

                                 SPAR GROUP INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  May 15, 2001           SPAR Group, Inc., Registrant
                ------------

                                       By:  /s/ Charles Cimitile
                                           ----------------------------
                                           Charles Cimitile
                                           Chief Financial Officer and Secretary