Form 10-Q
period 2001-06-30
SPAR GROUP INC
filed 2001-08-14
CIK 1004989

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   Form 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


              For the second quarterly period ended June 30, 2001

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


  On August 3, 2001 there were 18,272,330 shares of Common Stock outstanding.

                               SPAR Group, Inc.

                                     Index

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Balance Sheets
         as of June 30, 2001 and December 31,2000.............................3

         Consolidated Statements of Operations
         for the six months ended June 30, 2001 and June 30, 2000.............4

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2001 and June 30, 2000......................................5

         Notes to Financial Statements........................................6

Item 2:  Management's Discussion and Analysis of Financial

         Condition and Results of Operations.................................10

Item 3:  Quantitative and Qualitative Disclosures About Market Risk..........18


PART II: OTHER INFORMATION

      Item 1:  Legal Proceedings.............................................19

      Item 2:  Changes in Securities and Use of Proceeds.....................19

      Item 3:  Defaults upon Senior Securities...............................19

      Item 4:  Submission of Matters to a Vote of Security Holders...........19

      Item 5:  Other Information.............................................19

      Item 6:  Exhibits and Reports on Form 8-K..............................19

SIGNATURES...................................................................20

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 SPAR GROUP INC.

                          Consolidated Balance Sheets

                      (In thousands, except per share data)

                                                     JUNE 30,      DECEMBER 31,
                                                       2001            2000
                                                    -----------    -----------
                                                    (unaudited)       (note)

ASSETS
Current assets:

  Cash and cash equivalents                     $         --      $      --
  Accounts receivable, net                            19,239         23,207
  Prepaid expenses and other current assets            1,306            880
  Prepaid program costs                                2,196          3,542
  Deferred Income Taxes                                1,718          1,718

Total current assets                                  24,459         29,347
Property and equipment, net                            3,588          3,561
Goodwill and other intangibles, net                   20,370         21,485
Deferred Income Taxes                                  1,082          1,082
Other assets                                             223            143
                                                      ------         ------
Total assets                                    $     49,722      $  55,618
                                                ============      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                              $      3,972       $  5,849
  Accrued expenses and other current                  10,044         10,178
    liabilities

  Deferred revenue                                     4,839          8,581
  Restructuring and other charges,                     1,579          2,205
    current

  Due to certain stockholders, current                 3,133          3,505
  Current portion of long-term debt                      928          1,211
                                                      ------         ------
Total current liabilities                             24,495         31,529

Line of credit & long-term liabilities,                8,549          8,093
  net of current portion
Long-term debt due to certain                          2,230          2,160
  stockholders

Restructuring and other charges,
  long-term                                            1,212          1,596

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value:
   Authorized shares - 3,000,000
   Issued and outstanding shares - none                   --             --
  Common stock, $.01 par value:
   Authorized shares - 47,000,000
   Issued and outstanding shares -                       182            182
     18,272,330 as of June 30, 2001 and
     December 31, 2000
  Additional paid-in capital                          10,127         10,127
  Retained earnings                                    2,927          1,931
                                                      ------         ------
Total stockholders' equity                            13,236         12,240
                                                      ------         ------
Total liabilities and stockholders'
  equity                                              49,722         55,618
                                                      ======         ======

Note:The Balance  Sheet at December  31, 2000 has been  derived from the audited financial statements at that date but does not include any of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements

SEE ACCOMPANYING NOTES.

                                SPAR GROUP, INC.

                     Consolidated Statements of Operations

                                  (unaudited)

                      (In thousands, except per share data)



                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                  JUNE 30, JUNE 30,   JUNE 30,  JUNE 30,
                                                   2001      2001      2001      2001
                                                   ----      ----      ----      ----

Net revenues                                       23,509    28,290    51,187    60,737

Cost of revenues                                   15,990    19,177    34,816    42,142
                                                   ------    ------    ------    ------
Gross profit                                        7,519     9,113    16,371    18,595

Selling, general and administrative
  expenses                                          5,690     7,567    12,066    15,843
Depreciation and amortization                         969       838     1,888     1,638
                                                   ------    ------    ------    ------
Operating income                                      860       708     2,417     1,114

Interest expense                                      332       494       719       951
Other (income) expense                                 --         5        --      (785)
                                                   ------    ------    ------    ------
Income before provision for income taxes              528       209     1,698       948

Provision for income taxes                            209        96       702       419
Net income                                            319       113       996       529


    Basic earnings per share                         0.02      0.01      0.05      0.03
                                                   ======    ======    ======    ======

    Basic weighted average common shares           18,272    18,176    18,272    18,165
                                                   ======    ======    ======    ======

    Diluted earnings per share                       0.02      0.01      0.05      0.03
                                                   ======    ======    ======    ======

    Diluted weighted average common shares         18,336    18,299    18,329    18,289
                                                   ======    ======    ======    ======

SEE ACCOMPANYING NOTES.

                               SPAR Group, Inc.

                     Consolidated Statements of Cash Flows

                                  (unaudited)

                                (In thousands)

                                               SIX MONTHS          SIX MONTHS
                                                 ENDED               ENDED
                                              JUNE 30, 2001       JUNE 30, 2000
                                              -------------       -------------


OPERATING ACTIVITIES

Net income                                      $       996     $     529
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:

   Depreciation                                       1,073           819
   Amortization                                         815           819
   Gain on sale of affiliate                           --            (790)
   Changes in operating assets and
      liabilities:
     Accounts receivable                              3,968         3,608
     Prepaid expenses and other assets                  840          (166)
     Due from affiliates                               --            (178)
     Accounts payable, accrued expenses
       and other current liabilities                 (1,711)       (4,726)
     Restructuring charges                           (1,010)         (986)
     Deferred revenue                                (3,742)        3,049
                                                     ------        ------

Net cash provided by operating activities             1,229         1,978

INVESTING ACTIVITIES

Purchases of property and equipment                  (1,100)       (1,016)
Purchases of businesses, net of cash acquired          --             (62)
Sale of investment in affiliate                        --           1,500
                                                     ------        ------
Net cash (used in) provided by investing             (1,100)          422
  activities

FINANCING ACTIVITIES

Net proceeds from (payments on) line of credit          779        (1,710)
Net interest payments to shareholders                  (302)         (189)
Proceeds from exercise of options                        --            30
Payments of note payable MCI                             --        (1,045)
Net payments of other long-term debt                   (606)         (512)
                                                     ------        ------
Net cash used in financing activities                  (129)       (3,426)
                                                     ------        ------

Net decrease in cash                                     --        (1,026)
Cash at beginning of period                              --         2,074
                                                     ------        ------
Cash at end of period                                    --         1,048
                                                ===========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

Interest paid                                   $       997     $     724
                                                ===========      ========
NON-CASH TRANSACTIONS:
Reduction of accrued liabilities related to
  the purchase of the business                  $       300      $     --
                                                ===========      ========

SEE ACCOMPANYING NOTES

                                SPAR GROUP, INC.

                         Notes to Financial Statements

                                  (unaudited)

1.    BASIS OF PRESENTATION

    The accompanying unaudited consolidated and combined financial statements of the Company and its subsidiaries (collectively, the "SPAR Group") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the combined financial statements and notes thereto for the Company as contained in Form 10-K and Form 10 K/A (Amendment No. 1) for the year ended December 31, 2000, as filed with the Securities Exchange Commission on April 11, 2001 and April 20, 2001, respectively. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION/COMBINATION

    The consolidated financial statements include the accounts of the SPAR Group, Inc. and its wholly owned subsidiaries.

3.    SEGMENTS

    Utilizing the management approach, the SPAR Group has broken down its business based upon the nature of services provided (i.e., merchandising services, incentive marketing services and Internet-based software). The Merchandising Services Division consists of SMI (an intermediate holding company), SMF, SMNEV, SBRS and SINC (collectively, the "SPAR Marketing Companies"), the PIA Companies and the International Division (SPAR Group International, Inc.). The Incentive Marketing Division consists of each of SIM (an intermediate holding company) and SPGI. The Internet Division consists of SPARinc.com, Inc.

    Merchandising services generally consist of regularly scheduled, routed services provided at the stores for a specific retailer or multiple manufacturers primarily under multiple-year contracts. Services also include stand-alone large-scale implementations. Examples of these services are ensuring that clients' products authorized for distribution are in stock and on the shelf, adding in new products that are approved for distribution but not present on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of clients' products, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. Specific in-store services can be initiated by retailers and/or manufacturers.

    These services are used typically for large-scale implementations over 30 days. The Merchandising Services Division of the SPAR Group also performs other project services, such as new store sets and existing store resets, re-merchandising, remodels and category implementations, multi-year shared service contracts or stand-alone project contracts. In November 2000, the Company established its

                                SPAR GROUP, INC.

                         Notes to Financial Statements

(unaudited)  (continued)   International  Division  to  expand  its  merchandise
services business offshore. There were no revenues for the International Division in year-to- date 2001 or 2000.

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


                    MERCHANDISING          INCENTIVE
                      SERVICES             MARKETING          INTERNET BASED          TOTAL
                  THREE MONTHS ENDED   THREE MONTHS ENDED   THREE MONTHS ENDED  THREE MONTHS ENDED
                  ------------------   ------------------   ------------------  ------------------

                   JUNE 30,  JUNE 30,   JUNE 30,   JUNE 30,     JUNE 30,         JUNE 30,   JUNE 30,
                       2001      2000       2001       2000        2001             2001       2000
                   --------  --------   --------   --------    --------         --------   --------

Net revenues      $  16,091   $21,866    $ 6,369    $ 6,424      $1,049           $23,509   $28,290
Cost of revenues      9,860    13,680      5,209      5,497         921            15,990    19,177
                  ---------   -------    -------    -------      ------           -------   -------
Gross profit          6,231     8,186      1,160        927         128             7,519     9,113
SG&A                  3,964     6,214      1,480      1,353         246             5,690     7,567
                  ---------   -------    -------    -------      ------           -------   -------
EBITDA            $   2,267   $ 1,972    $  (320)   $  (426)     $ (118)          $ 1,829   $ 1,546
                 ==========   =======    =======    =======      ======           =======   =======
Net income (loss)       765       931       (420)      (818)        (26)              319       113
Total Assets      $  32,120   $37,887    $17,466    $19,462      $  136           $49,722   $57,349


                   MERCHANDISING            INCENTIVE
                      SERVICES              MARKETING        INTERNET BASED          TOTAL
                  SIX MONTHS ENDED       SIX MONTHS ENDED    SIX MONTHS ENDED    SIX MONTHS ENDED
                   ----------------      ----------------    ----------------    ----------------

                   JUNE 30,  JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,          JUNE 30,   JUNE 30,
                       2001      2000       2001       2000       2001             2001       2000
                   --------  --------   --------   --------   --------          --------   --------
Net revenues      $  31,032   $46,548    $18,881    $14,189     $1,274           $51,187    $60,737

Cost of revenues     18,608    30,202     15,091     11,940      1,117            34,816    42,142
                  ---------   -------    -------    -------     ------           -------   -------
Gross profit         12,424    16,346      3,790      2,249        157            16,371    18,595
SG&A                  8,443    13,085      3,084      2,758        539            12,066    15,843
                  ---------   -------    -------    -------     ------           -------   -------
EBITDA            $   3,982   $ 3,261    $   706    $  (509)    $ (382)          $ 4,306   $ 2,752
                  =========   =======    =======    =======     ======           =======   =======

Net income (loss)     1,209     1,774         82     (1,245)      (296)              996       529

Total  Assets    $   32,120   $37,887    $17,466    $19,462     $  136           $49,722   $57,349
                 ==========   =======    =======    =======     ======           =======   =======


                              SPAR GROUP,. INC.
                         Notes to Financial Statements

                           (unaudited) (continued)

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

     The SPAR Group recognized termination costs in accordance with EITF 95-3, RECOGNITION OF LIABILITIES IN CONNECTION WITH A BUSINESS COMBINATION.

     The following table displays a roll-forward of the liabilities for restructuring and other charges from December 31, 2000 to June 30, 2001 (in thousands):

                                       DECEMBER 31,
                                            2000      SIX MONTHS   JUNE 30, 2001
                                       RESTRUCTURING  ENDED JUNE   RESTRUCTURING
                                         AND OTHER     30, 2001     AND OTHER
                                          CHARGES     DEDUCTIONS     CHARGES
                                       -------------  ----------   ------------

         Type of cost:
          Employee separation          $     487       $   243      $    244
          Equipment lease settlements      2,770           669        2,101
          Office lease settlements           544            98          446
                                       -------------  ----------   ------------
                                       $   3,801$      $ 1,010      $ 2,791
                                       -------------  ----------   ------------

     Management believes that the remaining reserves for restructuring are adequate to complete its plan.

                              SPAR GROUP, INC.
                         Notes to Financial Statements

                           (unaudited) (continued)

5.    EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):


                                           THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                              ENDED              ENDED            ENDED              ENDED
                                             JUNE 30,          JUNE 30,          JUNE 30,           JUNE 30,
                                               2001              2000              2001               2000
                                           ------------      ------------       ------------      ------------

Numerator:
 Net income                                 $       319         $     113         $     996          $    529

Denominator:
 Shares used in basic earnings
   per share calculation                         18,272            18,176            18,272            18,165


 Effect of diluted securities:
   Employee stock options                            64               123                57               123

 Shares used in diluted earnings
    per share calculations                       18,336            18,299            18,329            18,289
                                                 ======            ======            ======            ======

Basic earnings per share                    $      0.02         $    0.01         $    0.05          $   0.03
                                                 ======            ======            ======            ======

Diluted earnings per share                  $      0.02         $    0.01         $    0.05          $   0.03
                                                 ======            ======            ======            ======

6.    OTHER INCOME

     In January 2000, the Company sold its investment in an affiliate for approximately $1.5 million. The sale resulted in a gain of approximately $790,000, which is included in other income.

7.    NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.4 million ($0.8 per share based on current outstanding shares) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

OVERVIEW

     The Company provides merchandising services to manufacturers and retailers principally in mass merchandiser, chain, discount drug and grocery stores through its Merchandising Services Division. In addition, the SPAR Group's Incentive Marketing Division designs and implements premium incentives, manages group meetings and group travel principally for corporate clients. In March 2000, the Company established its Internet Division to separately market its software applications, products and services. Although such products and services were in part available through the Company's other divisions prior to the establishment of the Internet Division, the historical revenues and expenses related to such software products and services generally were not maintained separately. For 2000, the revenues for the Internet Division were not significant and have been included below in the discussion of the condition and results of the Incentive Marketing Division. In November 2000, the Company established its International Division to expand its merchandise services business offshore. There were no revenues for the International Division in year-to-date 2001 or 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET REVENUES

     The following table sets forth net revenues by division as a percentage of net revenues for the periods indicated:

                                                Quarter Ended

                                June 30, 2001    June 30,2000   Increase(decr.)
                                            (amounts in millions)
                               Amount     %      Amount       %          %
                               ------- -------  --------  --------  ---------

Merchandising Services     $  16.1      68.4%    $21.9      77.3%    (26.4)%
Incentive Marketing            6.4      27.1       6.4      22.7      (0.1)
Internet-Based Software        1.0       4.5       0.0       0.0
                              ----     ------     ----     ------    -------

Net Revenue                $  23.5     100.0%    $28.3     100.0%    (16.9)%
                           =======     =====     =====     =====     =====


     Net revenues for the three months ended June 30, 2001 decreased by $4.8 million or 16.9% from the three months ended June 30, 2000 due principally to discontinued PIA merchandising programs, partially offset by Internet-Based Software revenue.

     Merchandising Services net revenues for the three months ended June 30, 2001, were $16.1 million, compared to $21.9 million for the three months ended June 30, 2000. The decrease in net revenues is primarily attributed to discontinued in-store merchandising programs previously contracted with the former PIA Companies.

     Incentive Marketing net revenues for the three months ended June 30, 2001 were $6.4 million, compared to $6.4 million for the three months ended June 30, 2000.

COST OF REVENUES

     The following table sets forth cost of revenues by division as a percentage of total net revenues for the periods indicated:

                                                Quarter Ended

                                June 30, 2001    June 30,2000         Change
                                            (amounts in millions)
                               Amount     %      Amount       %          %
                               ------- -------  --------  --------  ---------

Merchandising Services     $   9.9      61.3%    $13.7      62.6%      (1.3)%
Incentive Marketing            5.2      81.8       5.5      85.6       (3.8)
Internet-Based Software         .9      87.8       0.0       0.0
                              ----     ------     ----     ------

Total cost of Revenue      $  16.0      68.0%    $19.2      67.8%        0.2%
                           =======     =====      ====      =====       =====

                               SPAR GROUP, INC.


    Cost of revenues in the Merchandising Services segment consists of in-store labor (including travel expenses) and field management. Cost of revenues in the Company's Incentive Marketing and Internal-Based Software segments consists of direct labor, independent contractor expenses, food, beverage, entertainment and travel costs. Cost of revenues for the three months ended June 30, 2001, were $16.0 million or 68.0% of net revenues, compared to $19.2 million or 67.8% of net revenues for the three months ended June 30, 2000.

    Merchandising Services cost of revenues as a percentage of net revenues decreased 1.3% to 61.3% for the three months ended June 30, 2001, compared to 62.6% for the three months ended June 30, 2000. This decrease is principally attributable to reduced labor costs resulting from continued efficiencies realized in 2001.

    Incentive Marketing cost of revenues, as a percentage of net revenues, decreased 3.8% to 81.8% for the three months ended June 30, 2001, compared to 85.6% for the three months ended June 30, 2000, primarily due to a more favorable product mix in 2001.

OPERATING EXPENSES

    Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information system, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated:

                                                Quarter Ended

                                June 30, 2001    June 30,2000   Increase(decr.)
                                            (amounts in millions)
                               Amount     %      Amount       %          %
                               ------- -------  --------  --------  ---------

Selling, general &
administrative expenses      $   5.7      24.2%     $7.6      26.7%    (24.8)%
Depreciation & amortization      1.0       4.1       0.8       3.0      15.6
                                ----     ------     ----     ------    ------

Total Operating Expenses     $   6.7      28.3%     $8.4      29.7%    (20.8)%
                             =======     =====      ====     =====     =====


     Selling, general and administrative expenses decreased by $1.9 million, or 24.8%, for the three months ended June 30, 2001, to $5.7 million compared to $7.6 million for the three months ended June 30, 2000. This decrease was primarily due to efficiencies resulting from the merger of the PIA Companies' with the SPAR Operating Companies offset by approximately $400,000 of SG&A expenses related to the Internet and International Divisions.

     Depreciation and amortization increased by $0.2 million for the three months ended June 30, 2001, due primarily to an increase in depreciation and amortization of customized internal software costs capitalized (under SOP 98-1).

                              SPAR GROUP, INC.

INTEREST EXPENSE

    Interest expense decreased $0.2 million to $0.3 million for the three months ended June 30, 2001, from $0.5 million for the three months ended June 30, 2000, due to decreased debt levels, as well as decreased interest rates in 2001.

INCOME TAXES

    The income tax provision in the second quarter of 2001 represents a combined federal and state income tax rate of 39.6% compared to 45.9% for the second quarter of 2000.

NET INCOME

    The SPAR Group had net income of $0.3 million in the second quarter of 2001 or $0.02 per basic and diluted share compared to a net income of $0.1 million or $0.01 per basic and diluted share in the corresponding period in 2000.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

NET REVENUES

    The following table sets forth net revenues by division as a percentage of total net revenues for the periods indicated:

                                                Six Months Ended

                                June 30, 2001    June 30,2000   Increase(decr.)
                                            (amounts in millions)
                               Amount     %      Amount       %          %
                               ------- -------  --------  --------  ---------

Merchandising Services     $  31.0      60.6%    $46.5      76.6%    (33.3)%
Incentive Marketing           18.9      36.9      14.2      23.4      33.1
Internet-Based Software        1.3       2.5       0.0       0.0
                              ----     ------     ----     ------    -------

Net Revenue                $  51.2     100.0%    $60.7     100.0%    (15.7)%
                           =======     =====      ====     =====     =====

    Net revenues for the six months ended June 30, 2001 decreased by $9.5 million or 15.7% from the six-months ended June 30, 2000 due principally to discontinued PIA merchandising programs, offset by an increase in incentive project revenue and Internet-Based Software revenue.

    Merchandising Services net revenues for the six months ended June 30, 2001 were $31.0 million, compared to $46.5 million in the six months ended June 30, 2000, a 33.3% decrease. The decrease in net revenues is primarily attributed to discontinued in-store merchandising programs previously contracted with former PIA Companies.

    Incentive Marketing net revenues for the six months ended June 30, 2001 were $18.9 million, compared to $14.2 million for the six months ended June 30, 2000, an increase of 33.1%. The increase

                              SPAR GROUP,. INC.

in net revenues is primarily due to an increase in project revenue principally from new clients. The timing of Incentive Marketing revenue depends upon the client placement of programs. Therefore, revenue for any given quarter may not be indicative of total revenue for the year.

COST OF REVENUES

    The following table sets forth cost of revenues by division as a percentage of net revenues for the periods indicated:

                                                Six Months Ended

                                June 30, 2001    June 30,2000       Change
                                            (amounts in millions)
                               Amount     %      Amount       %          %
                               ------- -------  --------  --------  ---------

Merchandising Services     $  18.6      60.0%    $30.2      64.9%     (4.9)%
Incentive Marketing           15.1      80.0      11.9      84.2      (4.2)
Internet-Based Software        1.1      87.7       0.0       0.0
                              ----     ------     ----     ------    -------

Total cost of Revenue      $  34.8      68.0%    $42.1      69.4%     (1.4)%
                           =======     =====      ====     =====     =====

    Cost of revenues for the six months ended June 30, 2001 were $34.8 million or 68.0% of net revenues compared to $42.1 million or 69.4% of net revenues for the six months ended June 30, 2000.

    Merchandising Services cost of revenues as a percentage of net revenues decreased 4.9% to 60.0% for the six months ended June 30, 2001 compared to 64.9% for the six months ended June 30, 2000. This decrease is principally attributable to reduced labor costs resulting from continued efficiencies realized in 2001.

    Incentive Marketing cost of revenues as a percentage of net revenues decreased 4.2% to 80.0% for the six months ended June 30, 2001 compared to 84.2% for the six months ended June 30, 2000, primarily due to a more favorable product mix in 2001.

OPERATING EXPENSES

    Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information system, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated:

                                                Six Months Ended

                                June 30, 2001    June 30,2000   Increase(decr.)
                                            (amounts in millions)
                               Amount     %      Amount       %          %
                               ------- -------  --------  --------  ---------

Selling, general &
administrative expenses      $  12.1      23.6%   $ 15.8      26.1%    (23.8)%
Depreciation & amortization      1.9       3.7       1.6       2.6      15.3
                                ----     ------     ----     ------    ------

Total Operating Expenses     $  14.0      27.3%   $ 17.4      28.7%    (20.2)%
                             =======     =====      ====     =====     =====

                              SPAR GROUP, INC.

    Selling, general and administrative expenses decreased by $3.7 million or 23.8% in the six months ended June 30, 2001 to $12.1 million from $15.8 million for the six months ended June 30, 2000. This decrease was due primarily to efficiencies resulting from the merger of the PIA Companies' with the SPAR Operating Companies offset by approximately $800,000 of SG&A expenses related to the Internet and International Divisions.

    Depreciation and amortization increased by $0.3 million to $1.9 million in the six months ended June 30, 2001 from $1.6 million in the six months ended June 30, 2000 due primarily to the amortization of customized internal software costs capitalized (under SOP 98-1).

INTEREST EXPENSES

    Interest expense decreased $0.2 million for the six months ended June 30, 2001 due to decreased debt levels, as well as decreased interest rates in 2001.

OTHER INCOME

    In January 2000, the Company sold its investment in an affiliate for approximately $1.5 million. The sale resulted in a gain of approximately $0.8 million, which is included in other income.

INCOME TAXES

    The income tax provision represents a combined federal and state income tax rate of 41.3% and 44.2% for the six months ended June 30, 2001 and the six months ended June 30, 2000, respectively.

NET INCOME

    The SPAR Group had net income of $1.0 million for the six months ended June 30, 2001 or $0.05 per basic and diluted share compared to net income of $0.5 million or $0.03 per basic and diluted share for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    In the six months ended June 30, 2001, the SPAR Group had pre-tax income of $1.7 million and experienced positive operating cash flow of $1.2 million.

    Management believes that based upon SPAR Group's current working capital position and the existing credit facilities, funding will be sufficient to support ongoing operations over the next twelve months.

DEBT

    In 1999, IBJ Whitehall and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement as amended (the "Bank Loan Agreement"). The Bank Loan Agreement provided the Borrowers with a $15 million Revolving Credit facility and a $2.5 million term loan. The Revolving Credit facility allows the

                              SPAR GROUP, INC.

Borrowers to borrow up to $15 million based upon a borrowing base formula as defined in the Agreement (principally 85% of "eligible" accounts receivable). The Bank Loan Agreement's revolving credit loans of $15.0 million are scheduled to mature on September 21, 2002. The Term Loan amortizes in equal monthly installments of $83,334. The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 7.25% per annum at June 30, 2001), and the Term Loan bears interest at such "Alternate Based Rate" plus three-quarters of one percent (0.75%) (a total of 7.50% per annum at June 30, 2001). In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow, as defined in the Bank Loan Agreement, for each fiscal year, to be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). The facility is secured with the assets of SPAR Group, Inc. and its subsidiaries.

    The Bank Loan Agreement contains an option for the Bank to purchase 16,667 shares of common stock of the Company for $0.01 per share in the event that the Company's average closing share price over ten consecutive trading day period exceeds $15.00 per share. This option expires September 2, 2002.

    The Bank Loan Agreement contains certain financial covenants that must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a minimum ratio of Debt to EBITDA, and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement.

    The balance outstanding on the revolving line of credit was $8.5 million and $7.8 million at June 30, 2001, and December 31, 2000, respectively. As of June 30, 2001, based upon the borrowing base formula, the SPAR Group had availability of $1.6 million of the $6.5 million unused revolving line of credit.

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

    As of June 30, 2001, notes payable to certain stockholders total $5.4 million with an interest rate of 8% and are due on demand.

                              SPAR GROUP, INC.

CASH AND CASH EQUIVALENTS

    Net cash provided by operating activities for the six months ended June 30, 2001, was $1.2 million, compared with net cash provided of $2.0 million for the six months ended June 30, 2000. Cash provided by operating activities in 2001 was primarily a result of operating profits, decreases in accounts receivable, and prepaid expenses, offset by decreases in restructuring charges, accounts payable and deferred revenue.

    Net cash used in investing activities for the six months ended June 30, 2001, was $1.1 million, compared with net cash provided of $0.4 for the six months ended June 30, 2000. The net cash used in investing activities in 2001 resulted from the purchases of property and equipment.

    Net cash used by financing activities for the six months ended June 30, 2001, was $0.1 million, compared with net cash used by financing activities of $3.4 million for the six months ended June 30, 2000.

    The above activity resulted in no change in cash and cash equivalents for the six months ended June 30, 2001, compared to a net decrease of $1.0 million for the six months ended June 30, 2000.

    At June 30, 2001, the Company had negative working capital of $36 thousand as compared to negative working capital of $2.2 million at December 31, 2000, availability under its revolving credit facility was $1.6 million at June 30, 2001, compared to $4.2 million at December 31, 2000 and a current ratio of 1.00 and 0.93 as of June 30, 2001 and December 31, 2000 respectively.

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

    As of June 30, 2001, the SPAR Group is obligated, under certain circumstances, to pay severance compensation to its employees and other costs in connection with the Merger (restructure charges) of approximately $2.8 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal and investment banking fees estimated to be an aggregate unpaid obligation as of June 30, 2001 of approximately $1.4 million. The SPAR Group has also accrued approximately $1.9 million for expenses incurred by PIA prior to the Merger, which have not been paid as of June 30, 2001.
Management believes the current bank credit facility is sufficient to fund operations and working capital, including the current maturities of debt obligations, but may not be sufficient to reduce obligations of the Merger with PIA. The Company is currently working to secure additional long-term capital to meet the non-operational credit needs. However, there can be no assurances that the Company will be successful in these negotiations.

    As of June 30, 2001, a total of $5.4 million of amounts due to certain stockholders remained outstanding, which have an interest rate of 8% and are due on demand.

                              SPAR GROUP, INC.


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

INVESTMENT PORTFOLIO

    The SPAR Group has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. Excess cash is normally used to pay down the revolving line of credit.

                              SPAR GROUP, INC.

PART II:  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            No change.

ITEM 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS

            Item 2(a): Not applicable

            Item 2(b): Not applicable

            Item 2(c): Not Applicable

            Item 2(d): Use of Past Proceeds

            Not applicable.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5:     OTHER INFORMATION

            Not applicable.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS.

          NONE.

     REPORTS ON FORM 8-K.

      NONE.

                               SPAR GROUP. INC.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date:  August 14, 2001            SPAR Group, Inc.,   Registrant



                                      By: --------------------------------
                                          Charles Cimitile
                                          Chief Financial Officer and Secretary