Form 10-Q
period 2001-09-30
SPAR GROUP INC
filed 2001-11-14
CIK 1004989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the third quarterly period ended September 30, 2001

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


 On November 6, 2001, there were 18,272,330 shares of Common Stock outstanding.

                                SPAR GROUP, INC.

                                      Index


PART I:    FINANCIAL INFORMATION

           Item 1:    Financial Statements

                      Condensed Consolidated Balance Sheets
                      as of September 30, 2001 and December 31, 2000............................3

                      Condensed Consolidated Statements of Operations
                      for the nine months ended September 30, 2001 and September 30, 2000.......4

                      Condensed Consolidated Statements of Cash Flows for the
                      nine months ended September 30, 2001 and September 30, 2000...............5

                      Notes to Condensed Consolidated Financial Statements......................6

           Item 2:    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations......................................10

           Item 3:    Quantitative and Qualitative Disclosures About Market Risk...............20

PART II:   OTHER INFORMATION

           Item 1:    Legal Proceedings........................................................21

           Item 2:    Changes in Securities and Use of Proceeds................................21

           Item 3:    Defaults upon Senior Securities..........................................21

           Item 4:    Submission of Matters to a Vote of Security Holders......................21

           Item 5:    Other Information........................................................22

           Item 6:    Exhibits and Reports on Form 8-K.........................................22

SIGNATURES.....................................................................................23




PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 SPAR GROUP INC.

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                            2001                2000
                                                                      ------------------ ------------------
ASSETS                                                                   (unaudited)          (note)
Current assets:
   Cash and cash equivalents                                          $            -      $           -
   Accounts receivable, net                                                   23,340             23,207
   Prepaid expenses and other current assets                                   1,349                880
   Prepaid program costs                                                       2,424              3,542
   Deferred income taxes                                                       1,718              1,718
                                                                      ------------------ ------------------
Total current assets                                                          28,831             29,347

Property and equipment, net                                                    3,120              3,561
Goodwill and other intangibles, net                                           19,962             21,485
Deferred income taxes                                                          1,082              1,082
Other assets                                                                     223                143
                                                                      ------------------ ------------------
Total assets                                                          $       53,218     $       55,618
                                                                      ================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $        3,108     $        5,849
   Accrued expenses and other current liabilities                             10,119             10,178
   Deferred revenue                                                            4,684              8,581
   Restructuring and other charges, current                                    1,739              2,205
   Due to certain stockholders, current                                        3,062              3,505
   Current portion of long-term debt                                             380              1,211
                                                                      ------------------ ------------------
Total current liabilities                                                     23,092             31,529

Line of credit & long-term liabilities, net of current portion                13,503              8,093
Long-term debt due to certain stockholders                                     2,059              2,160
Restructuring and other charges, long-term                                       751              1,596

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 3,000,000
      Issued and outstanding shares - none                                         -                  -
   Common stock, $.01 par value:
      Authorized shares - 47,000,000
      Issued and outstanding shares - 18,272,330 as of
        September 30, 2001 and December 31, 2000                                 182                182
   Additional paid-in capital                                                 10,127             10,127
   Retained earnings                                                           3,504              1,931
                                                                      ------------------ ------------------
Total stockholders' equity                                                    13,813             12,240
                                                                      ------------------ ------------------
Total liabilities and stockholders' equity                            $       53,218     $       55,618
                                                                      ================== ==================

Note: The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by Generally Accepted
           Accounting Principles for complete financial statements.

SEE ACCOMPANYING NOTES.




                                             SPAR GROUP, INC.

                              Condensed Consolidated Statements of Operations
                                                (unaudited)
                                   (In thousands, except per share data)

                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  -----------------------------------   -------------------------------------
                                                    SEPTEMBER 30,     SEPTEMBER 30,         SEPTEMBER 30,     SEPTEMBER 30,
                                                        2001              2000                 2001                2000
                                                  ----------------  -----------------   -----------------   -----------------

Net revenues                                      $        27,379    $        22,332     $       78,566      $      83,068
Cost of revenues                                           18,958             14,105             53,773             56,249
                                                  ----------------  -----------------   -----------------   -----------------
Gross profit                                                8,421              8,227             24,793             26,819

Selling, general and administrative expenses                6,196              6,721             18,267             22,560
Depreciation and amortization                                 982                808              2,871              2,447
                                                  ----------------  -----------------   -----------------   -----------------
Operating income                                            1,243                698              3,655              1,812

Interest expense                                              315                467              1,035              1,418
Other income                                                    -                  -                  -                786
                                                  ----------------  -----------------   -----------------   -----------------
Income before provision for income taxes                      928                231              2,620              1,180

Provision for income taxes                                    349                131              1,047                550
                                                  ----------------  -----------------   -----------------   -----------------
Net income                                        $           579     $          100     $        1,573       $        630
                                                  ================  =================   =================   =================

     Basic earnings per share                     $          0.03     $         0.01     $         0.09       $       0.03
                                                  ================  =================   =================   =================
     Basic weighted average common shares                  18,272             18,176             18,272             18,165
                                                  ================  =================   =================   =================
     Diluted earnings per share                   $          0.03     $         0.01     $         0.09       $       0.03
                                                  ================  =================   =================   =================
     Diluted weighted average common shares                18,391             18,297             18,350             18,290
                                                  ================  =================   =================   =================

See accompanying notes.




                                                 SPAR Group, Inc.

                                  Condensed Consolidated Statements of Cash Flows
                                                    (unaudited)
                                                  (In thousands)




                                                                                            NINE MONTHS ENDED
                                                                               ----------------------------------------
                                                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                                                                      2001                  2000
                                                                               ------------------     -----------------

OPERATING ACTIVITIES
Net income                                                                     $        1,573         $          630
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Depreciation                                                                      1,649                  1,242
      Amortization                                                                      1,222                  1,205
      Gain on sale of affiliate                                                             -                   (790)
      Changes in operating assets and liabilities:
        Accounts receivable                                                              (133)                 3,611
        Prepaid expenses and other assets                                                 569                 (4,347)
        Accounts payable, accrued expenses and other current
          liabilities                                                                  (2,499)                (4,632)
        Restructuring charges                                                          (1,311)                (2,036)
        Deferred revenue                                                               (3,897)                 5,851
                                                                               ------------------     -----------------
Net cash provided by operating activities                                              (2,827)                   734

INVESTING ACTIVITIES
Purchases of property and equipment                                                    (1,208)                (1,403)
Purchases of business, net of cash acquired                                                 -                    (62)
Sale of investment in affiliate                                                             -                  1,500
                                                                               ------------------     -----------------
Net cash (used in) provided by investing activities                                    (1,208)                    35

FINANCING ACTIVITIES
Net proceeds from (payments on) line of credit                                          5,742                   (869)
Net payments to shareholders                                                             (544)                  (145)
Proceeds from exercise of options                                                           -                     29
Payments of note payable MCI                                                                -                 (1,045)
Net payments of other long-term debt                                                   (1,163)                  (813)
                                                                               ------------------     -----------------
Net cash provided by (used in) financing activities                                     4,035                 (2,843)
                                                                               ------------------     -----------------

Net decrease in cash                                                                        -                 (2,074)
Cash at beginning of period                                                                 -                  2,074
                                                                               ------------------     -----------------
Cash at end of period                                                          $            -         $            -
                                                                               ==================     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                  $        1,216         $        1,072
                                                                               ==================     =================

NON-CASH TRANSACTIONS:
Reduction of accrued liabilities related to the purchase of
   the businesses                                                              $          300         $           -
                                                                               ==================     =================
Increase in accrued liabilities and restructure charges
   associated with reverse merger                                              $            -         $       1,996
                                                                               ==================     =================


SEE ACCOMPANYING NOTES.

                                SPAR Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of SPAR Group, Inc. ("the Company") and its subsidiaries (collectively, the "SPAR Group") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the Company as contained in Form 10-K and Form 10 K/A (Amendment No. 1) for the year ended December 31, 2000, as filed with the Securities Exchange Commission on April 11, 2001 and April 20, 2001, respectively. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

3.   SEGMENTS

     The SPAR Group manages its business based upon the nature of services provided (i.e., merchandising services, incentive marketing services and internet-based software). The Merchandising Services Division consists of SPAR Marketing, Inc. ("SMI") (an intermediate holding company), SPAR Marketing Force, Inc. ("SMF"), SPAR Marketing, Inc. ("SMNEV"), SPAR/Burgoyne Retail Services, Inc. ("SBRS") and SPAR, Inc. ("SINC") (collectively, the "SPAR Marketing Companies"), PIA Merchandising Co., Inc., Pacific Indoor Display d/b/a Retail Resources, Pivotal Sales Company and PIA Merchandising Ltd.("PIA Canada") (collectively, the "PIA Companies") and the International Division consisting of SPAR Group International, Inc. The Incentive Marketing Division consists of each of SPAR Incentive Marketing, Inc. ("SIM")(an intermediate holding company) and SPAR Performance Group, Inc. ("SPGI"). The Internet Division consists of SPARinc.com, Inc.

     Merchandising services generally consist of regularly scheduled services provided at retail stores for a specific retailer or one or more manufacturers under single or multiple-year contracts. Examples of these services are new product launches, special seasonal or promotional merchandising, focused product support and product recalls. Services can also include stand alone projects such as new store and existing store resets, re-merchandising, remodels and category implementations. In November 2000, the Company established its International Division to expand its merchandise services business offshore. There were no revenues for the International Division in year-to date 2001 or 2000.

                                SPAR Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)


     The Incentive Marketing Division generally consists of designing and implementing premium incentives, managing group meetings and group travel for clients throughout the United States. These services may include providing a variety of consulting, creative, program administrative, travel and merchandise fulfillment services to companies seeking to motivate employees, salespeople, dealers, distributors, retailers and consumers toward certain action or objectives.

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


                           MERCHANDISING SERVICES            INCENTIVE MARKETING         INTERNET                      TOTAL
                             THREE MONTHS ENDED              THREE MONTHS ENDED        THREE MONTHS              THREE MONTHS ENDED
                                                                                           ENDED
                      --------------------------------------------------------------------------------------------------------------
                       SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                            2001            2000            2001            2000            2001             2001           2000
                      --------------------------------------------------------------------------------------------------------------

   Net revenues       $      19,025    $     16,536     $      7,376    $     5,796     $       978     $     27,379   $    22,332
   Cost of revenues          11,670           9,825            6,521          4,280             767           18,958        14,105
                      --------------------------------------------------------------------------------------------------------------
   Gross profit               7,355           6,711              855          1,516             211            8,421         8,227

   SG&A                       4,696           5,319            1,371          1,402             129            6,196         6,721
                      --------------------------------------------------------------------------------------------------------------
   EBITDA             $       2,659    $      1,392     $       (516)   $       114     $        81     $      2,225   $     1,506
                      ==============================================================================================================

   Net income (loss)          1,228             432             (894)          (332)            245              579           100
                      ==============================================================================================================

   Total Assets       $      37,540    $     39,811     $     15,538    $    22,242     $       140     $     53,218   $    62,053
                      ==============================================================================================================


                           MERCHANDISING SERVICES            INCENTIVE MARKETING          INTERNET                    TOTAL
                             NINE MONTHS ENDED                NINE MONTHS ENDED          NINE MONTHS            NINE MONTHS ENDED
                                                                                            ENDED
                      --------------------------------------------------------------------------------------------------------------
                       SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                            2001            2000            2001            2000            2001             2001           2000
                      --------------------------------------------------------------------------------------------------------------


   Net revenues       $      50,057    $     63,083     $     26,257    $    19,985     $     2,252     $     78,566   $    83,068
   Cost of revenues          30,277          40,029           21,612         16,220           1,884           53,773        56,249
                      --------------------------------------------------------------------------------------------------------------
   Gross profit              19,780          23,054            4,645          3,765             368           24,793        26,819

   SG&A                      13,143          18,400            4,456          4,160             668           18,267        22,560
                      --------------------------------------------------------------------------------------------------------------
   EBITDA             $       6,637    $      4,654     $        189    $      (395)    $      (300)    $      6,526   $     4,259
                      ==============================================================================================================

   Net income (loss)          2,528           1,709             (905)        (1,079)            (50)           1,573           630
                      ==============================================================================================================

   Total Assets       $      37,540    $     39,811     $     15,538    $    22,242     $       140     $     53,218   $    62,053
                      ==============================================================================================================

4.   RESTRUCTURING AND OTHER CHARGES

     In connection with the reverse merger of the PIA Companies and related entities with the SPAR Marketing Companies, SPGI and certain related entities in July, 1999 (the "PIA Merger"), the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructuring costs are composed of committed costs required to integrate the SPAR Marketing Companies' and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings.

                                SPAR Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)


     The SPAR Group recognized termination costs in accordance with EITF 95-3, RECOGNITION OF LIABILITIES IN CONNECTION WITH A BUSINESS COMBINATION.

     The following table displays a roll-forward of the liabilities for restructuring and other charges from December 31, 2000 to September 30, 2001 (in thousands):

                                                        DECEMBER 31,          NINE MONTHS          SEPTEMBER 30,
                                                           2000                 ENDED                  2001
                                                      RESTRUCTURING           SEPTEMBER 30,       RESTRUCTURING
                                                        AND OTHER                2001               AND OTHER
                                                         CHARGES              DEDUCTIONS             CHARGES
                                                    -------------------------------------------------------------
               Type of cost:
                  Employee separation               $         487          $         242         $          245
                  Equipment lease settlements               2,770                    962                  1,808
                  Office lease settlements                    544                    107                    437
                                                    ------------------------------------------------------------
                                                    $       3,801          $       1,311         $        2,490
                                                    ============================================================

     Management believes that the remaining reserves for restructuring are adequate to complete its plan.

5.   EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

                                                     THREE MONTHS        THREE MONTHS          NINE MONTHS        NINE MONTHS
                                                        ENDED               ENDED                 ENDED              ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,         SEPTEMBER 30,      SEPTEMBER 30,
                                                        2001                2000                  2001               2000
                                                   ----------------------------------------------------------------------------
   Numerator:
      Net income                                     $       579         $       100           $      1,573       $       630
                                                   ============================================================================

   Denominator:
      Shares used in basic earnings per share
        calculation                                       18,272              18,176                 18,272            18,165

      Effect of diluted securities:
        Employee stock options                               119                 121                     78               125
        Warrants                                               -                   -                      -                 -
      Shares used in diluted earnings per share
         calculations                                     18,391              18,297                 18,350            18,290
                                                   ============================================================================

   Basic earnings per share                          $      0.03         $      0.01           $       0.09       $      0.03
                                                   ============================================================================

   Diluted earnings per share                        $      0.03         $      0.01           $       0.09       $      0.03
                                                   ============================================================================

6.  OTHER INCOME

     In January 2000, the Company sold its investment in an affiliate for approximately $1.5 million. The sale resulted in a gain of approximately $790,000, which is included in other income.

                                SPAR Group, Inc.
              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)



7.   RECLASSIFICATION

     Certain reclassifications have been made to the 2000 financial statements to conform with the current year presentation.

8.   NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The nonamortization of goodwill is expected to result in an increase in net income of approximately $1.0 million ($0.05 per share based on current outstanding shares) per year for the next twelve years. The Company will perform the first of the required impairment tests in the first quarter of 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                                SPAR GROUP, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
--------------------------

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular, the statements about the SPAR Group's plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although the SPAR Group believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. All forward-looking statements attributable to the SPAR Group or persons acting on its behalf are expressly qualified by the cautionary statements contained in this Quarterly Report on Form 10-Q.

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

                                SPAR GROUP, INC.




RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER
-------------------------------------------------------------------------------
30, 2000
--------


NET REVENUES
------------

     The following table sets forth net revenues by division and as a percentage of total net revenues for the periods indicated:

                                                                      Quarter Ended
                                   ------------------------------------------------------------------------------------
                                         September 30, 2001               September 30, 2000          Increase (decr.)
                                   ------------------------------------------------------------------------------------
                                                       (amounts in millions)
                                     Amount             %             Amount              %                  %
                                   ------------     -----------     ------------     ------------     -----------------
Merchandising Services             $  19.0              69.5%       $   16.5           74.0%                  15.1%
Incentive Marketing                    7.4              26.9             5.8           26.0                   27.3
Internet                               1.0               3.6
                                   ------------     -----------     ------------     ------------


Net Revenue                        $  27.4             100.0%       $   22.3          100.0%                  22.6%
                                   =======             ======       ========          ======

     Net revenues for the three months ended September 30, 2001, increased by $5.1 million or 22.6% from the three months ended September 30, 2000, due to increased performance in both the merchandising and incentive marketing segments as well as an increase in Internet Division revenue.

     Merchandising Services net revenues for the three months ended September 30, 2001, were $19.0 million, compared to $16.5 million for the three months ended September 30, 2000. The increase in net revenues is primarily attributed to expansion of existing business partially offset by discontinued in-store merchandising programs previously contracted with the former PIA Companies.

     Incentive Marketing net revenues for the three months ended September 30, 2001, were $7.4 million, compared to $5.8 million for the three months ended September 30, 2000, due primarily to strong travel incentive programs. The timing of Incentive Marketing revenue and the corresponding cost of revenues depends upon the client placement of programs. Therefore, revenue or cost of revenues for any given quarter may not be indicative of total revenue or cost of revenues for the year.

                                SPAR GROUP, INC.



COST OF REVENUES
----------------

     The following table sets forth cost of revenues by division and as a percentage of net revenues for the periods indicated:

                                                                      Quarter Ended
                                   ------------------------------------------------------------------------------------
                                         September 30, 2001               September 30, 2000               Change
                                   ------------------------------------------------------------------------------------
                                                         (amounts in millions)
                                     Amount             %             Amount              %                  %
                                   ------------     -----------     ------------     ------------     -----------------

Merchandising Services             $  11.7              61.3%       $    9.8           59.4%                   1.9%
Incentive Marketing                    6.5              88.4             4.3           73.8                   14.6
Internet                                .8              78.4
                                   ------------                     ------------

Total cost of revenues             $  19.0              69.2%       $   14.1           63.2%                   6.0%
                                   =======                          ========

     Cost of revenues for Merchandising Services consist of in-store labor (including travel expenses) and field management. Cost of revenues for the Company's Incentive Marketing and Internet segments consist of direct labor, independent contractor expenses, food, beverage, entertainment and travel costs. Cost of revenues for the three months ended September 30, 2001, were $19.0 million or 69.2% of net revenues, compared to $14.1 million or 63.2% of net revenues for the three months ended September 30, 2000.

     Merchandising Services cost of revenues as a percentage of net revenues increased 1.9% to 61.3% for the three months ended September 30, 2001. For the quarter ending September 30, 2000, merchandising costs were favorably impacted by the reversal of a provision for a contingent liability totaling $500,000. Exclusive of this release, the cost of revenues was 62.4% of total revenue for 2000. The improved cost of revenue percentage for 2001 over such adjusted cost of revenue percentage for 2000 is attributable to reduced labor costs resulting from continued efficiencies realized in 2001.

     Incentive Marketing cost of revenues, as a percentage of net revenues, increased 14.6% to 88.4% for the three months ended September 30, 2001, compared to 73.8% for the three months ended September 30, 2000, primarily due to the program mix, with higher cost programs accounting for a greater portion of sales in 2001 than in 2000.

                                SPAR GROUP, INC.




OPERATING EXPENSES
------------------

     Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information systems, executive compensation, human resources expenses, legal expenses and accounting expenses. The following table sets forth the operating expenses as a percentage of total net revenues for the time periods indicated:


                                                                                 Quarter Ended
                                              ------------------------------------------------------------------------------------
                                                    September 30, 2001               September 30, 2000          Increase (decr.)
                                              ------------------------------------------------------------------------------------
                                                                  (amounts in millions)
                                                Amount             %             Amount              %                  %
                                              ------------     -----------     ------------     ------------     -----------------
Selling, general  & administrative expenses   $      6.2            22.6%       $   6.7            30.1%                 (7.8%)
Depreciation & amortization                          1.0             3.6             .8             3.6                  21.5
                                              ------------     -----------     ------------     ------------

Total Operating Expenses                      $      7.2            26.2%       $   7.5            33.7%                 (4.7%)
                                              ==========            =====       =======            =====

     Selling, general and administrative expenses decreased by $0.5 million, or 7.8%, for the three months ended September 30, 2001, to $6.2 million compared to $6.7 million for the three months ended September 30, 2000. This decrease was primarily due to efficiencies resulting from the PIA Merger offset by approximately $200,000 of SG&A expenses related to the Internet and International Divisions.

     Depreciation and amortization increased by $0.2 million for the three months ended September 30, 2001, due primarily to an increase in depreciation and amortization of customized internal software costs capitalized under SOP 98-1.


INTEREST EXPENSE
----------------

     Interest expense decreased $0.2 million to $0.3 million for the three months ended September 30, 2001, from $0.5 for the three months ended September 30, 2000, due to decreased debt levels, as well as decreased interest rates in 2001.


INCOME TAXES
------------

     The income tax provision in the third quarter of 2001 represents a combined federal and state income tax rate of 37.6% compared to 56.5% for the third quarter of 2000.


NET INCOME
----------

     The SPAR Group had net income of $0.6 million in the third quarter of 2001 or $0.03 per basic and diluted share compared to a net income of $0.1 million or $0.01 per basic and diluted share in the corresponding period in 2000.

                                SPAR GROUP, INC.



RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER
-----------------------------------------------------------------------------
30, 2000
--------

NET REVENUES

     The following table sets forth net revenues by division and as a percentage of total net revenues for the periods indicated:

                                                                    Nine Months Ended
                                   ------------------------------------------------------------------------------------
                                         September 30, 2001               September 30, 2000          Increase (decr.)
                                   ------------------------------------------------------------------------------------
                                                         (amounts in millions)
                                     Amount             %             Amount              %                  %
                                   ------------     -----------     ------------     ------------     -----------------
Merchandising Services             $    50.1            63.7%       $   63.1           75.9%                 (20.7%)
Incentive Marketing                     26.3            33.4            20.0           24.1                   31.4
Internet                                 2.2             2.9               -              -                     -
                                   ------------     -----------     ------------     ------------

Net Revenue                        $    78.6           100.0%       $   83.1          100.0%                  (5.4%)
                                   =========           ======       ========          ======

     Net revenues for the nine months ended September 30, 2001, decreased by $4.5 million or 5.4% from the nine months ended September 30, 2000, due principally to discontinued merchandising programs acquired in the PIA Merger, offset by increases in Incentive Marketing and Internet Division revenue.

     Merchandising Services net revenues for the nine months ended September 30, 2001, were $50.1 million, compared to $63.1 million in the nine months ended September 30, 2000, a 20.7% decrease. The decrease in net revenues is primarily attributed to discontinued in-store merchandising programs acquired in the PIA Merger.

     Incentive Marketing net revenues for the nine months ended September 30, 2001, were $26.3 million, compared to $20.0 million for the nine months ended September 30, 2000, an increase of 31.4%. The increase in net revenues is primarily due to an increase in project revenue, principally from new clients.

                                SPAR GROUP, INC.




COST OF REVENUES
----------------

     The following table sets forth cost of revenues by division and as a percentage of net revenues for the periods indicated:

                                                                    Nine Months Ended
                                   ------------------------------------------------------------------------------------
                                         September 30, 2001                September 30, 2000              Change
                                   ------------------------------------------------------------------------------------
                                                         (amounts in millions)
                                     Amount             %             Amount              %                  %
                                   ------------     -----------     ------------     ------------     -----------------

Merchandising Services             $    30.3            60.5%       $   40.0           63.5%                  (3.0%)
Incentive Marketing                     21.6            82.3            16.2           81.2                    1.1
Internet                                 1.9            83.6
                                   ------------                     ------------

Total cost of revenues             $    53.8            68.4%       $   56.2           67.7%                   0.7%
                                   ==========                       =========

     Cost of revenues for the nine months ended September 30, 2001, were $53.8 million or 68.4% of net revenues compared to $56.2 million or 67.7% of net revenues for the nine months ended September 30, 2000.

     Merchandising Services cost of revenues as a percentage of net revenues decreased 3.0% to 60.5% for the nine months ended September 30, 2001, compared to 63.5% for the nine months ended September 30, 2000. This decrease is principally attributed to reduced labor costs resulting from continued efficiencies realized in 2001.

     Incentive Marketing cost of revenues as a percentage of net revenues increased 1.1% to 82.3% for the nine months ended September 30, 2001, compared to 81.2% for the nine months ended September 30, 2000, primarily due to the program mix, with higher cost programs accounting for a greater portion of revenues in 2001.

                                SPAR GROUP, INC.



OPERATING EXPENSES
------------------

     Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information systems, executive compensation, human resources expenses, legal expenses and accounting expenses. The following table sets forth the operating expenses as a percentage of total net revenues for the time periods indicated:


                                                                               Nine Months Ended
                                              ------------------------------------------------------------------------------------
                                                    September 30, 2001                September 30, 2000         Increase (decr.)
                                              ------------------------------------------------------------------------------------
                                                                    (amounts in millions)
                                                Amount             %             Amount              %                  %
                                              ------------     -----------     ------------     ------------     -----------------

Selling, general  & administrative expenses   $     18.2            23.2%       $  22.6            27.2%                (19.1%)
Depreciation & amortization                          2.9             3.7            2.4             2.9                  17.3
                                              ------------     -----------     ------------     ------------

Total Operating Expenses                      $     21.1            26.9%       $  25.0            30.1%                (15.5%)
                                              ==========           ======       =======            =====

     Selling, general and administrative expenses decreased by $4.4 million or 19.1% in the nine months ended September 30, 2001, to $18.2 million from $22.6 million for the nine months ended September 30, 2000. This decrease was due primarily to efficiencies resulting from the PIA Merger offset by approximately $1.0 million of SG&A expenses related to the Internet and International Divisions.

     Depreciation and amortization increased by $0.5 million in the nine months ended September 30, 2001, due primarily to the amortization of customized internal software costs capitalized under SOP 98-1.

INTEREST EXPENSES
-----------------

     Interest expense decreased $0.4 million to $1.0 million for the nine months ended September 30, 2001, from $1.4 million for the nine months ended September 30, 2000, due to decreased debt levels, as well as, decreased interest rates in 2001.

OTHER INCOME
------------

     In January 2000, the Company sold its investment in an affiliate for approximately $1.5 million. The sale resulted in a gain of approximately $0.8 million, which is included in other income.

INCOME TAXES
------------

     The income tax provision represents a combined federal and state income tax rate of 40.0% and 46.6% for the nine months ended September 30, 2001, and the nine months ended September 30, 2000, respectively.

                                SPAR GROUP, INC.



NET INCOME
----------

     The SPAR Group had net income of $1.6 million for the nine months ended September 30, 2001, or $0.09 per basic and diluted share compared to net income of $0.6 million or $0.03 per basic and diluted share for the nine months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In the nine months ended September 30, 2001, the SPAR Group had pre-tax income of $2.6 million and experienced negative operating cash flow of $2.8 million compared to $1.2 million of pre-tax income and $0.7 million of positive operating cash flow for the same period in 2000.

     Management believes that based upon SPAR Group's current working capital position and the existing credit facilities, funding will be sufficient to support ongoing operations over the next twelve months.

DEBT

     In 1999, IBJ Whitehall and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement as amended (the "Bank Loan Agreement"). The Bank Loan Agreement provided the Borrowers with a $15.0 million Revolving Credit facility and a $2.5 million term loan. The Revolving Credit facility allows the Borrowers to borrow up to $15.0 million based upon a borrowing base formula as defined in the Agreement (principally 85% of "eligible" accounts receivable). The Bank Loan Agreement's revolving credit loans of $15.0 million are scheduled to mature on September 21, 2002. Subsequent to September 30, 2001, IBJ Whitehall proposed to extend the maturity date to February 28, 2003, subject to the execution of definitive documents. The Term Loan amortizes in equal monthly installments of $83,334. The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 6.5% per annum at September 30, 2001), and the Term Loan bears interest at such "Alternate Based Rate" plus three-quarters of one percent (0.75%) (a total of 6.75% per annum at September 30, 2001). In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow, as defined in the Bank Loan Agreement, for each fiscal year, to be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). In July 2001, the Company made an additional $250,000 payment on the Term Loan as a result of the Excess Cash Flow requirement. The facility is secured with the assets of the Company and its subsidiaries.

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

                                SPAR GROUP, INC.




minimum ratio of Debt to EBITDA, and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement.

     The balance outstanding on the revolving line of credit was $13.5 million and $7.8 million at September 30, 2001, and December 31, 2000, respectively. As of September 30, 2001, based upon the borrowing base formula, the SPAR Group had availability of $14,000 of the $1.5 million unused revolving line of credit.

NOTES PAYABLE TO CERTAIN STOCKHOLDERS

     Former principal stockholders of the SPAR Marketing Companies each made loans to certain SPAR Marketing Companies and SPGI in the aggregate amount of $4.3 million to facilitate the acquisition of the PIA Companies and the acquisition of the assets of MCI Performance Group, Inc. ("MCI"). In July of
1999, in connection with the acquisition of the PIA Companies, all of the operating companies of the SPAR Marketing Companies were converted to "C" corporations from subchapter S corporations. At the time of conversion, these shareholders were owed $1.9 million in unpaid distributions. The amounts totaling $6.2 million were converted into promissory notes issued to these certain stockholders severally by SMF, SINC and SPGI prior to the PIA Merger.

     As of September 30, 2001, notes payable to certain stockholders total $5.1 million with an interest rate of 8% and are due on demand. The current Bank agreements contain certain restrictions on the repayment of stockholder debt.


CASH AND CASH EQUIVALENTS

     Net cash used by operating activities for the nine months ended September 30, 2001, was $2.8 million, compared with net cash provided of $0.7 million for the nine months ended September 30, 2000. Cash used by operating activities in 2001 was primarily a result of decreases in restructuring charges, accounts payable, accrued expenses and other liabilities, and deferred revenue, partially offset by operating profits, decreases in prepaid expenses and other assets. Net cash used in investing activities for the nine months ended September 30, 2001, was $1.2 million, compared with net cash provided of $35,000 for the nine months ended September 30, 2000. The net cash used in investing activities in 2001 resulted from the purchases of property and equipment.

     Net cash provided by financing activities for the nine months ended September 30, 2001, was $4.0 million, compared with net cash used by financing activities of $2.8 million for the nine months ended September 30, 2000.

     The above activity resulted in no change in cash and cash equivalents for the nine months ended September 30, 2001, compared to a net decrease of $2.1 million for the nine months ended September 30, 2000.

                                SPAR GROUP, INC.




     At September 30, 2001, the Company had positive working capital of $5.7 million as compared to negative working capital of $2.2 million at December 31, 2000. Availability under its revolving credit facility was $14,000 at September 30, 2001, compared to $4.2 million at December 31, 2000, and a current ratio of
1.25 and 0.93 as of September 30, 2001, and December 31, 2000, respectively.

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

     As of September 30, 2001, the SPAR Group is obligated, under certain circumstances, to pay severance compensation to its employees and other costs in connection with the PIA Merger (restructure charges) of approximately $2.5 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal and investment banking fees estimated to be an aggregate unpaid obligation as of September 30, 2001, of approximately $1.4 million. The SPAR Group has also accrued approximately $1.9 million for expenses incurred by the PIA Companies prior to the PIA Merger, which have not been paid as of September 30, 2001. Management believes the current bank credit facilities are sufficient to fund operations and working capital, including the current maturities of debt obligations, but may not be sufficient to reduce obligations of the PIA Merger.

                                SPAR GROUP, INC.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The SPAR Group is exposed to market risk related to the variable interest rate on the line of credit and term note and the variable yield on its cash and cash equivalents. The SPAR Group's accounting policies for financial instruments and disclosures relating to financial instruments require that the SPAR Group's condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long term debt. The SPAR Group considers carrying amounts of current assets and liabilities in the condensed consolidated financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of long-term debt approximate fair value because the obligation bears interest at a floating rate. The SPAR Group monitors the risks associated with interest rates and financial instrument positions. The SPAR Group's investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

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

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Item 2(a): Not applicable.
          --------------------------

          Item 2(b): Not applicable.
          --------------------------

          Item 2(c): Not applicable.
          --------------------------

          Item 2(d): Not applicable.
          --------------------------


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on August 2, 2001. The meeting was held to (1) elect the Board of Directors, (2) approve the adoption of the 2000 Stock Option Plan, (3) approve the adoption of the 2001 Employee Stock Purchase Plan, (4) approve the adoption of the 2001 Consultant Stock Purchase Plan, and (5) to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2001.

The number of votes cast for each proposal are set forth below.

Proposal Number 1 - Election of the Board of Directors:

Name:                             For:                     Abstention:
-----                             ----                     -----------
Robert G. Brown                   17,964,240               79,379
William H. Bartels                17,965,290               78,329
Robert O. Aders                   17,965,209               78,410
Jerry B. Gilbert                  17,967,709               75,910
George W. Off                     17,971,790               71,829
Jack W. Partridge                 17,967,709               75,910

                                SPAR GROUP, INC.



Each of the nominees was elected to the Board of Directors.

Proposal Number 2 - Approval of the 2000 Stock Option Plan:

Yes                  No              Abstain               Broker, Non-Votes
----------------------------------------------------------------------------
16,055,601           126,167         98,946                1,762,905

Proposal Number 3 - Approval of the 2001 Employee Stock Purchase Plan:

Yes                  No              Abstain               Broker, Non-Votes
----------------------------------------------------------------------------
16,145,201           35,567          99,946                1,762,905


Proposal Number 4 - Approval of the 2001 Consultant Stock Purchase Plan:

Yes                  No              Abstain               Broker, Non-Votes
----------------------------------------------------------------------------
16,140,181           41,547          98,986                1,762,905

Proposal Number 5 - Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2000:

For:                 Against:        Abstention:
-------------------------------------------------------
18,040,002           3,557           60

ITEM 5:  OTHER INFORMATION

         Not applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS.


    EXHIBIT
    NUMBER       DESCRIPTION
    ------       -----------

     10.20 2001 Employee Stock Purchase Plan (incorporated by reference to the Company's Definitive Proxy Statement on Form 14A as filed with the SEC on July 13, 2001).

     10.21 2001 Consultant Stock Purchase Plan (incorporated by reference to the Company's S-8 with respect thereto as filed with the SEC on November 8, 2001).

      REPORTS ON FORM 8-K.

         None.

                                SPAR GROUP, INC.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





     Date:  November 14, 2001         SPAR Group, Inc., Registrant
            -----------------


                                      By:/s/ Charles Cimitile
                                         -------------------------------
                                         Charles Cimitile
                                         Chief Financial Officer and Secretary