Form 10-K
period 2001-12-31
SPAR GROUP INC
filed 2002-04-01
CIK 1004989

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


                      For the year ended December 31, 2001

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

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 27, 2002, based on the closing price of the Common Stock as reported by the Nasdaq SmallCap Market on such date, was approximately $43,675,787.

         The number of shares of the Registrant's Common Stock outstanding as of March 27, 2002 was 18,585,441 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
================================================================================

                                SPAR GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                                      INDEX

                                     PART I

                                                                                                                  PAGE

 Item 1.          Business                                                                                          1
 Item 2.          Properties                                                                                       12
 Item 3.          Legal Proceedings                                                                                13
 Item 4.          Submission of Matters to a Vote of Security Holders                                              13

                                     PART II

 Item 5.          Market for Registrant's Common Equity and Related Shareholder Matters                            14
 Item 6.          Selected Financial Data                                                                          14
 Item 7.          Management's Discussion and Analysis of Financial Condition and Results of                       17
                  Operations

 Item 7A.         Quantitative and Qualitative Disclosures about Market Risk                                       25
 Item 8.          Financial Statements and Supplementary Data                                                      25
 Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial                        25
                  Disclosure

                                    PART III

 Item 10.         Directors and Executive Officers of the Registrant                                               26
 Item 11.         Executive Compensation and Other Information of SPAR Group, Inc.                                 28
 Item 12.         Security Ownership of Certain Beneficial Owners and Management                                   32
 Item 13.         Certain Relationships and Related Transactions                                                   33

                                     PART IV

 Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  34
                  Signatures                                                                                       36

                                     PART I

         THIS ANNUAL REPORT ON FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING, IN PARTICULAR AND WITHOUT LIMITATION, THE STATEMENTS ABOUT THE SPAR GROUP'S PLANS AND STRATEGIES UNDER THE HEADINGS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." ALTHOUGH THE SPAR GROUP BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT ASSURE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE SPAR GROUP OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED BY THE CAUTIONARY STATEMENTS IN THE ANNUAL REPORT ON FORM 10-K.

ITEM 1.  BUSINESS.

GENERAL

         The SPAR Group, Inc., a Delaware corporation formerly known as PIA Merchandising Services, Inc. ("SPAR Group" or the "Company") is a supplier of in-store merchandising and marketing services throughout the United States and Canada. The Company also provides database marketing, teleservices, marketing research, and Internet-based software. As part of a strategic realignment in the fourth quarter of 2001, the Company made the decision to divest its Incentive Marketing Division, SPAR Performance Group, Inc. ("SPGI"). The Company is exploring various alternatives for the sale of SPGI, including the sale of the business to employees through the establishment of an employee stock ownership plan. The Company anticipates that the divestiture of SPGI will occur in the first half of 2002. As a result of this decision, the Company's continuing operations are now divided into three divisions: the Merchandising Services Division, the Technology Division and the International Division. The Merchandising Services Division provides merchandising services, database marketing, teleservices and marketing research to manufacturers and retailers primarily in the mass merchandiser, video, discount drug store and grocery industries. In March 2000, the Company announced the formation of a Technology Division for the purpose of marketing its proprietary Internet-based computer software. In November 2000, the Company established its International Division to expand its merchandising services business off shore, with an initial focus on Japan and the Pacific Rim region.

CONTINUING OPERATIONS

Merchandising Services Division

         The Company's Merchandising Services Division consists of (1) SPAR Marketing, Inc., a Delaware corporation ("SMI") (an intermediate holding company), SPAR Marketing Force, Inc. ("SMF"), SPAR Marketing, Inc., a Nevada corporation ("SMNEV"), SPAR/Burgoyne Retail Services, Inc. ("SBRS"), and SPAR, Inc. ("SINC") (collectively, the "SPAR Marketing Companies"), and (2) PIA Merchandising Co. Inc., Pacific Indoor Display d/b/a Retail Resources, Pivotal Sales Company and PIA Merchandising Ltd. (collectively, "PIA" or the "PIA Companies"). The SPAR Marketing Companies, the original predecessor of which was founded in 1967, provide nationwide retail merchandising and marketing services to home video, DVD, general merchandise, health and beauty care products, consumer goods and food products companies. The PIA Companies, through a predecessor of the Company first organized in 1943, also are suppliers of in-store merchandising services throughout the United States and were "acquired" by the SPAR Marketing Companies for accounting purposes pursuant to the Merger on July 8, 1999 (See Merger and Restructuring, below). The PIA Companies provide these services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug and retail grocery stores. The Company currently operates in all 50 states and Canada and provides a broad range of in-store merchandising and other marketing services to many of the nation's leading companies.

         Merchandising services generally consist of special projects or regularly scheduled routed services provided at stores for a specific retailer or multiple manufacturers primarily under single or multi-year contracts. Services also include stand-alone large-scale implementations. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring shelf tags are in place, checking for the overall salability of client products and selling new and promotional items. Specific in-store services can be initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support and product recalls. The Company also provides database marketing, teleservices and research services.

Technology Division

         In March 2000, the Company established its Technology Division, SPAR Technology Group, Inc., to separately market its application software products and services. The Company has developed and is utilizing several Internet-based software products. In addition, the Company has developed and sold internet-based software in its other divisions. The Technology Division was established to market these applications to businesses with multiple locations and large workforces or numerous distributors desiring to improve day-to-day efficiency and overall productivity.

International Division

         The Company believes there is a significant market for its merchandising services throughout the world. The domestic merchandising services business has been developed utilizing Internet-based technology that can be modified to accommodate foreign markets. In November 2000, the International Division, SPAR Group International, Inc., was established to cultivate foreign markets, modify the necessary systems and implement the Company's merchandising services business model worldwide with an initial focus on Japan and the Pacific Rim region.

         In 2000, SPAR Group International, Inc. and a leading Japanese based distributor established a jointly owned company to provide the latest in-store merchandising services to the Japanese market. As part of the joint venture agreement, the Company translated into Japanese and made available to the joint venture several of its proprietary internet-based software applications. The Joint Venture is currently utilizing these applications in their daily operations.

DISCONTINUED OPERATIONS

Incentive Marketing Division

         As part of a strategic realignment in the fourth quarter of 2001, the Company made the decision to divest its Incentive Marketing Division, SPAR Performance Group, Inc. ("SPGI"). The Company is exploring various alternatives for the sale of SPGI, including the sale of the business to SPGI's employees through the establishment of an employee stock ownership plan. The Company anticipates that the divestiture of SPGI will occur in the first half of 2002.

          The Company's Incentive Marketing Division was created in January 1999 through the Company's purchase of the business and substantially all of the assets of BIMA Group, Inc., a Texas corporation ("BIMA" or "MCI") originally founded in 1987 and formerly known as MCI Performance Group, Inc. The purchase was made by the Company's indirect subsidiary SPGI, formerly known as SPAR MCI Performance Group, Inc. SPGI provides a wide variety of consulting, creative, program administration, travel and merchandise fulfillment, and training services to companies seeking to retain and motivate employees, salespeople, dealers, distributors, retailers, and consumers toward certain actions or objectives. SPGI's strategy enables companies to outsource the entire design, implementation and fulfillment of incentive programs in a one-stop, "umbrella" shopping approach. SPGI typically consults with a client to design the most effective plan to achieve the client's goals. SPGI then provides services necessary to implement the program, generates detailed efficiency progress reports, and reports on the return on investment upon completion of the program.

INDUSTRY OVERVIEW

CONTINUING OPERATIONS

Merchandising Services Division

         According to industry estimates over two billion dollars are spent annually on domestic merchandising services. The merchandising industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. The Company believes the continuing trend is for major manufacturers to move increasingly toward third parties to handle in-store merchandising. The Company also believes that its merchandising services bring added value to retailers, manufacturers and other businesses. Retail merchandising services enhance sales by making a product more visible and available to consumers. These services primarily include placing orders, shelf maintenance, display placement, reconfiguring products on store shelves, replenishing products, and other services, such as test market research, mystery shopping, teleservices, database marketing and promotion planning and analysis.

         The Company believes merchandising services previously undertaken by retailers and manufacturers have been increasingly outsourced to third parties. Historically, retailers staffed their stores as needed to ensure inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics. In an effort to improve their margins, retailers increased their reliance on manufacturers to perform such services. Initially, manufacturers attempted to satisfy the need for merchandising services in retail stores by utilizing their own sales representatives. However, manufacturers discovered that using their own sales representatives for this purpose was expensive and inefficient. Therefore, manufacturers have increasingly outsourced the merchandising services to third parties capable of operating at a lower cost by serving multiple manufacturers simultaneously.

         Another significant trend impacting the merchandising segment is the tendency of consumers to make product purchase decisions once inside the store. Accordingly, merchandising services and in-store product promotions have proliferated and diversified. Retailers are continually remerchandising and remodeling entire stores to respond to new product developments and changes in consumer preferences. The Company estimates that these activities have increased in frequency over the last five years, such that most stores are re-merchandised and remodeled approximately every twenty-four months. Both retailers and manufacturers are seeking third parties to help them meet the increased demand for these labor-intensive services.

Technology Division

         The Company believes there is a current trend towards consolidation in business. This trend is creating larger, more complex companies that have multiple locations and large workforces covering wide geographical areas. The Company also believes there is a growing trend of companies utilizing the Internet and Internet-based software. The Company has historically developed and utilized Internet-based software to manage its national businesses, including its national field force, with greater efficiency and communication speed than previously possible with paper based systems. In addition, the Company has developed and sold internet-based software in its other divisions. The Company believes its software transcends the merchandising services industry and can be utilized in many other industries that have businesses with multiple locations and large workforces or numerous distributors.

International Division

         The Company believes another current trend in business is globalization. As companies expand into foreign markets they will need assistance in marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs will only be exacerbated by the logistics of operating in foreign markets. The Company believes this environment will create an opportunity to exploit its Internet-based technology and business model that are successful in the United States. In November 2000, the Company established its International Division, SPAR Group International, Inc., to cultivate foreign markets, modify the necessary systems and implement the Company's business model worldwide by expanding its merchandising services business off shore. The Company has formed an International Division task force consisting of members of the Company's information technology, operations and finance groups to evaluate and develop foreign markets. The initial focus of the International Division has been on the Pacific Rim region. In Japan, SPAR Group International, Inc. and a leading Japanese based distributor established a jointly owned company to provide the latest in-store merchandising services to the Japanese market. As part of the joint venture agreement, the Company translated into Japanese and made available to the joint venture several of its proprietary internet-based software applications. Upon successful implementation of the Company's business model in these areas, the Company intends to expand to other markets.

DISCONTINUED OPERATIONS

Incentive Marketing Division

         Industry surveys indicate that over $28 billion is spent annually on premium incentive and promotion fulfillment. The Company believes that U.S. companies are increasingly using third party incentive providers as a more efficient  and  cost  effective  means to  increase  the  productivity  of their employees. Premium incentives are performance-determined rewards used to motivate employees, salespeople, dealers, and consumers, and are also used to differentiate a product, service or store. Third party premium incentive providers can offer a customized, unique, turnkey solution specifically tailored to a company's needs. Additionally, incentive premium providers are able to capitalize on supplier relationships and to realize volume discounts, particularly on travel and merchandise.

MERGER AND RESTRUCTURING

         On July 8, 1999, SG Acquisition, Inc., a Nevada corporation ("PIA Acquisition"), a wholly owned subsidiary of the Company, then named PIA Merchandising Services, Inc. ("PIA Delaware"), merged into and with SPAR Acquisition, Inc., a Nevada corporation ("SAI") (the "Merger"), pursuant to the Agreement and Plan of Merger dated as of February 28, 1999, as amended (the "Merger Agreement"), by and among the Company and certain of the PIA Companies and SPAR Marketing Companies (among others). In connection with the Merger, PIA Delaware changed its name to SPAR Group, Inc. (which will be referred to post-Merger individually as "SGRP" or the "Company"). Although the SPAR Marketing Companies and SPGI became subsidiaries of PIA Delaware (now SGRP) as a result of this "reverse" Merger, the transaction has been accounted for as a purchase by SAI of the PIA Companies, with the books and records of SGRP being adjusted to reflect the historical operating results of the SPAR Marketing Companies and SPGI (together with certain intermediate holding companies, the "SPAR Companies").

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

         Capitalize on Cross-Selling Opportunities. The Company intends to leverage its current client relationships by cross-selling the range of services offered by the Company. The Company believes that its retail merchandising services can be packaged with its database marketing services to provide a high level of customer service, and that additional cross-selling opportunities will increase if, as management intends, the Company acquires businesses in other sectors of the marketing services industry. The Company also intends to offer its proprietary Internet-based software to existing Merchandising Services clients.

         Achieve Operating Efficiencies. The Company intends to achieve greater operating efficiencies within its Divisions. The Company believes that, its existing field force and technology infrastructure can support additional customers and revenue in the Merchandising Services Division. At the corporate level, the Company will continue to combine certain administrative functions, such as accounting and finance, insurance, strategic marketing and legal support.

         Leverage and Implement Technology. The Company intends to utilize computer (including hand-held computers), Internet, and other technology to enhance its efficiency and ability to provide real-time data to its customers. Industry sources indicate that customers are increasingly relying on marketing service providers to supply rapid, value-added information regarding the results of marketing expenditures on sales and profits. The Company (together with certain of its affiliates) has developed and owns proprietary Internet-based software technology that allows it to utilize the Internet to communicate with its field management, schedule its store-specific field operations more efficiently, receive information and incorporate the data immediately, quantify the benefits of its services to customers faster and respond to customers' needs and implement programs more rapidly. The Company believes that the usefulness of certain software applications it has developed transcends the merchandising and marketing services industry and can be marketed to other industries. The Company has successfully modified and is currently utilizing certain of its software applications in connection with its Japanese joint venture. The Company also believes that it can continue to modify and adapt its technology to support merchandising and marketing services in other foreign markets. The Company believes that its proprietary Internet-based software technology gives them a competitive advantage in the marketplace.

DESCRIPTION OF SERVICES

         The Company currently provides a broad array of merchandising and marketing services on a national, regional and local basis to leading entertainment, consumer goods, food, health and beauty care products and retail companies through its Merchandising Services Division.

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

           Teleservices - Maintaining a teleservices center in its Auburn Hills, Michigan facility that performs inbound and outbound telemarketing services, including those on behalf of certain of the Company's manufacturer clients.

         It is critical that the above services be provided timely, accurately, and efficiently. Client reporting is also critical. The Company has developed Internet-based information tracking and data accumulation system applications that improve the productivity of its merchandising specialists and provide timely data to its customers. The Company's merchandising specialists use Interactive Voice Response (IVR) or utilize hand-held computers, personal computers and laptop computers to report through the Internet the status of each store they service upon completion. Merchandising specialists may report on store conditions (e.g. out of stocks, inventory, display placement) or process new orders for scanned products. This information is analyzed and displayed on graphical execution maps, which can be accessed by both the Company and its customers via the Internet. These execution maps visually depict the status of every merchandising project in real time.

         The Company has also developed an automated labor tracking system. Merchandising specialists communicate work assignment completion information via the Internet or telephone, enabling the Company to report hours, mileage, and other completion information for each work assignment on a daily basis and providing the Company with daily, detailed tracking of work completion. This technology allows the Company to schedule its merchandising specialists more efficiently, quickly quantify the benefits of its services to customers, rapidly respond to customers' needs and rapidly implement programs. The Company believes that its technological capabilities provide it with a competitive advantage in the marketplace.

Technology Division

         The Company believes there is a current trend towards consolidation in business. This trend is creating larger, more complex companies that have multiple locations and large workforces covering wide geographical areas. The Company also believes there is a growing trend of companies utilizing the Internet and Internet-based software. The Company has historically developed and utilized Internet-based software to manage its national businesses, including its national field force, with greater efficiency and communication speed than previously possible with paper based systems (see preceding paragraph). In addition, the Company has developed and sold internet-based software in its other divisions. The Company believes its software transcends the merchandising services industry and can be utilized in many other industries that have businesses with multiple locations and large workforces or numerous distributors.

International Division

         The Company believes another current trend in business is globalization. As companies expand into foreign markets they will need assistance in marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising programs are both expensive and inefficient. The Company believes that the difficulties encountered by these programs will only be exacerbated by the logistics of operating in foreign markets. The Company believes this environment will create an opportunity to exploit its Internet-based technology and business model that are successful in the United States. The Company has formed a task force consisting of information technology, operations and finance to evaluate and develop foreign markets. The initial focus of the International Division, SPAR Group International, Inc., has been on the Pacific Rim region. SPAR Group International, Inc. and a leading Japanese based distributor established a jointly owned company to provide the latest in-store merchandising services to the Japanese market. Upon successful implementation of the Company's business model in these areas, the Company intends to expand to other markets.

DISCONTINUED OPERATIONS

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

CONTINUING OPERATIONS

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

         As part of the retailer consolidation, retailers are centralizing most administrative functions, including operations, procurement and category management. In response to this centralization and the growing importance of large retailers, many manufacturers have reorganized their selling organizations around a retailer team concept that focuses on a particular retailer. The Company has responded to this emerging trend and currently has retailer teams in place at select discount and drug chains.

         The Company's business development process includes a due diligence period to determine the objectives of the prospective client, the work to be performed to satisfy those objectives and the market value of the work to be performed. The Company employs a formal cost development and proposal process that determines the cost of each element of work required to achieve the prospective client's objectives. These costs, together with an analysis of market rates, are used in the development of a formal quotation reviewed at various levels within the organization. The pricing of this internal proposal must meet the Company's objectives for profitability, which are established as part of the business planning process. After approval of this quotation, a detailed proposal is presented to the prospective client. After the elements of service and corresponding rates are agreed upon, a contract is prepared and executed.

Technology Division

         The Company's sales effort within its Technology Division is structured to develop new business in national and local markets. The Technology Division's corporate business development team directs its efforts toward the senior management of prospective clients. Current sales efforts are principally guided through the Company's corporate headquarters in Tarrytown, New York. The Company intends to leverage existing clients as well as generate new clients through a focused sales and marketing approach.

International Division

         The Company's marketing efforts within its International Division are designed to develop new business internationally. The Division's corporate business development team, located in the Company's corporate headquarters, targets specific areas and develops strategic relationships to cultivate business.

DISCONTINUED OPERATIONS

Incentive Marketing Division

         The Company's Incentive Division sales effort is organized on a regional basis to serve national clients. Today SPGI has three regional sales operations, each with a senior sales person working from their home office. All selling is done on a local market basis, while all program design and execution is completed at the Dallas headquarters.

         As in the Merchandising Services Division, the Incentive Division's business development process encompasses a due diligence period to determine the objectives of the prospective client, the work to be performed to satisfy those objectives and the market value of the work to be performed. The Company employs a formal cost development and proposal process that determines the cost of each element of work required to achieve the prospective client's objectives. These costs, together with an analysis of market rates, are used in the development of a formal quotation that is reviewed at various levels within the organization. The pricing of this internal proposal must meet the Company's objectives for profitability, which are established as part of the business planning process. After approval of this quotation, a detailed proposal is presented to the prospective client. Following agreement regarding the elements of service and corresponding rates, a contract is prepared and executed.

CUSTOMERS

Merchandising Services Division

         In  its  Merchandising   Services   Division,   the  Company  currently
represents numerous manufacturers and retail clients in a wide range of retail outlets including:

         o     Mass Merchandisers
         o     Drug
         o     Grocery
         o     Other retail trade groups (e.g. Discount, Home Centers)

         The Company also provides database, research and other marketing services to the automotive and consumer packaged goods industries.

         One customer accounted for 25% and 20% of the Company's net revenues for the years ended December 31, 2001 and 2000, respectively. This customer also accounted for approximately 23% of accounts receivable at both December 31, 2001 and 2000.

         Approximately 31% and 18% of net revenues for the years ended December 31, 2001 and 2000, respectively, resulted from merchandising services performed for others at the stores of one retailer that recently filed for protection under the U.S. Bankruptcy Code. While the Company's customers and the resultant contractual relationships are with the manufacturers and not this retailer, a cessation of this retailer's business would negatively impact the Company.

Technology Division

         The Company has historically developed and utilized Internet-based software to manage its national businesses, including its national field force, with greater efficiency and communication speed than previously possible with paper based systems. In addition, the Company has developed and sold internet-based software in its other divisions. The Company believes its software transcends the merchandising services industry and can be utilized in many other industries that have businesses with multiple locations and large workforces or numerous distributors.

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

DISCONTINUED OPERATIONS

Incentive Marketing Division

         In the Company's Incentive Marketing Division, SPGI currently provides services to various clients. These clients are principally large corporate clients that encompass a broad range of industries including the food, drug, communications, and automotive manufacturing industry.

COMPETITION

         The marketing services industry is highly competitive.

CONTINUING OPERATIONS

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

Technology Division

         Competition in the Company's Technology Division arises from a number of large business application software developers, many of which are national and international in scope. The Company also competes with a large number of relatively small enterprises with specific industry, system or geographic coverage, as well as with the internal information technology of its prospective clients. The Company has historically developed and utilized Internet-based software to manage its national businesses, including its national field force, with greater efficiency and communication speed than previously possible with paper based systems. In addition, the Company has developed and sold internet-based software in its other divisions. The Company believes this software transcends the merchandising services industry and can be utilized in many other industries that have businesses with multiple locations and large workforces or numerous distributors. The Company believes it can be competitive in its pricing and services.

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

DISCONTINUED OPERATIONS

Incentive Marketing Division

         The incentive marketing industry is populated by large national players, each of which has significantly greater financial and marketing resources than SPGI, and hundreds of small regional and local companies.

SPGI believes that the principle competitive factors in the industry are client service and innovation.

TRADEMARKS

         The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. See "--Industry Overview" and "--Competition".

EMPLOYEES

         As of December 31, 2001, the Company's Merchandising Services Division's labor force consisted of approximately 8,240 people, approximately 240 full-time employees, approximately 3,700 part-time employees and 4,300 independent contractors (furnished principally through related parties, see Item 13 - Certain Relationships and Related Affiliate Transactions, below), of which approximately 180 full-time employees were engaged in operations and 17 were engaged in sales. Approximately 7 of the Company's employees are covered by contracts with labor unions. The Company considers its relations with its employees and its employees' unions to be good. The Company's Merchandising Services Division also utilized the services of its affiliates, SPAR Marketing Services, Inc. ("SMS") and SPAR Management Services, Inc. ("SMSI"), to schedule and supervise its field force, including its own part-time employees as well as the independent contractors furnished by SMS (see Item 13 - Certain Relationships and Related Affiliate Transactions, below).

         The Company's Technology Division has 3 employees engaged in sales. The Company currently utilizes its existing Merchandising Division's employees, as well as, the services of certain employees of its affiliates, SMS, SMSI and SPAR Infotech, Inc. ("SIT"), to staff the Technology Division and the International Division. However, dedicated employees will be added to those divisions as the need arises. The Company's affiliate, SIT, also provides programming and other assistance to the Company's various divisions (see Item 13 - Certain Relationships and Related Affiliate Transactions, below).

         As of December 31, 2001, the Company's Incentive Marketing Division's labor force consisted of approximately 68 full-time employees, of which 51 were engaged in operations and 9 were engaged in sales.

ITEM 2.  PROPERTIES.

         The Company maintains its corporate headquarters in approximately 6,000 square feet of leased office space located in Tarrytown, New York, under a lease with a term expiring in May 2004.

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

         The following is a list of the locations where the Company maintains leased facilities for its division offices and subsidiaries:

Location                      Office Use
--------------------------------------------------------------------------------
Tarrytown, NY                 Corporate Headquarters and Administration
Auburn Hills, MI              Regional Office, Warehouse and Teleservices Center
Eden Prairie, MN              Regional Office
Mahwah, NJ                    Regional Office
Cincinnati, OH                Regional Office
Tampa, FL                     Regional Office
Carrollton, TX                SPGI Headquarters and Warehouse

         Although the Company believes that its existing facilities are adequate for its current business, new facilities may be added should the need arise in the future.

ITEM 3.  LEGAL PROCEEDINGS.


         On June 14, 2000, Argonaut Insurance Co. filed a complaint alleging damages of approximately $883,000 plus interest against the Company in Orange County Superior Court, Santa Ana, California, Case No. 00CC07125 with respect to alleged breach of contract. On February 14, 2002 this case was settled for $700,000.

         On October 24, 2001, Safeway Inc. filed a complaint alleging damages of approximately $3.6 million plus interest and costs and alleged punitive damages in an unspecified amount against the Company in Alameda County Superior Court, California, Case No. 2001028498 with respect to (among other things) alleged breach of contract. This case is being vigorously contested by the Company.

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

                                                        1999
                                             ----------------------------
                                               High           Low
First Quarter                                $5.630         $2.750
Second Quarter                                5.000          1.880
Third Quarter                                    --             --
Fourth Quarter                                   --             --

Subsequent to July 9, 1999, the Company's stock was traded on the Nasdaq National market under the symbol "SGRP" until November 15, 1999, when it moved to the Nasdaq Small Cap Market.

                                    1999                             2000                              2001
                          --------------------------     --------------------------      --------------------------
                            High          Low               High          Low                 High             Low
First Quarter                   --             --       $ 5.5000       $ 2.6250             $ 1.6094      $  .5625
Second Quarter                  --             --         3.3750         1.2500               1.3000         .7000
Third Quarter             $ 5.8100       $ 3.0000         2.0625         1.2188               2.2700         .8700
Fourth Quarter              5.1300         2.5000         1.8750          .2188               2.8000         .9200


         As of December 31, 2001, there were approximately 722 beneficial shareholders of the Company's Common Stock.

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

        ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected condensed consolidated financial data sets forth, for the periods and the dates indicated, summary financial data of the Company and its subsidiaries. Included below are the statements of operations with respect to the years ending December 31, 2001, December 31, 2000, and December 31, 1999, and selected balance sheet data as of December 31, 2001, December 31, 2000, and December 31, 1999.


                                                           SPAR GROUP, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           -----------------------------------------------
                                                             (unaudited)
                                                (In thousands, except per share data)

====================================================================================================================================
                                                                                                             NINE
                                                                                                            MONTHS         YEAR
                                                                                YEAR ENDED                   ENDED         ENDED
                                                                   DEC 31,       DEC 31,       DEC 31,      DEC 31,        MAR 31,
                                                                    2001          2000          1999         1998           1998
                                                                 --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:
Net  revenues                                                    $ 70,891      $ 81,459      $ 79,613      $ 32,601      $ 36,804
Cost of revenues                                                   40,883        50,278        50,499        16,217        19,417
                                                                 --------      --------      --------      --------      --------
Gross profit                                                       30,008        31,181        29,114        16,384        17,387
Selling, general and administrative expenses                       19,380        24,761        23,213         9,978        12,087
Depreciation and amortization                                       2,682         2,383         1,204           142           161
                                                                 --------      --------      --------      --------      --------
Operating income                                                    7,946         4,037         4,697         6,264         5,139
Other expense (income)                                                107          (790)          (90)         (149)           36
Interest expense                                                      561         1,326           976           304           354
                                                                 --------      --------      --------      --------      --------
Income from continuing operations before provision for
  income taxes                                                      7,278         3,501         3,811         6,109         4,749
Income tax provision                                                3,123           780         3,743            --            --
                                                                 --------      --------      --------      --------      --------
Income from continuing operations                                   4,155         2,721            68         6,109         4,749
Discontinued operations:
Loss from discontinued operations, net of tax benefits
  of $935, $858 and $595, respectively                             (1,597)       (1,399)         (563)           --            --
Estimated loss on disposal of discontinued operations,
  including provision of $1,000 for losses during phase-out
  period and disposal costs, net of tax benefit of $2,618          (4,272)           --            --            --            --
                                                                 --------      --------      --------      --------      --------
Net (loss) income                                                $ (1,714)     $  1,322      $   (495)     $  6,109      $  4,749
                                                                 ========      ========      ========      ========      ========

Unaudited pro forma data (1):
-----------------------------
Income from continuing operations before provision for
  income taxes                                                                               $  3,811      $  6,109      $  4,749
Pro forma income tax provision                                                                  1,840         2,253         1,751
                                                                                             --------      --------      --------
Pro forma income from continuing operations                                                     1,971         3,856         2,998
Pro forma loss from discontinued operations net of pro
  forma tax benefit of $429                                                                      (729)           --            --
                                                                                             --------      --------      --------
Pro forma net income                                                                         $  1,242      $  3,856      $  2,998
                                                                                             ========      ========      ========
Basic/diluted net income (loss) per common share:
-------------------------------------------------
Actual/Pro forma income from continuing operations               $   0.23      $   0.15      $   0.13      $   0.30      $   0.24
                                                                 --------      --------      --------      --------      --------
Discontinued operations:
Actual/Pro forma loss from discontinued operations                  (0.09)        (0.08)        (0.05)           --            --
Estimated loss on disposal of discontinued operations               (0.23)           --            --            --            --
                                                                 --------      --------      --------      --------      --------
Loss from discontinued operations                                   (0.32)        (0.08)        (0.05)           --            --
                                                                 --------      --------      --------      --------      --------
Detail/Pro-forma net (loss) income                               $  (0.09)     $   0.07      $   0.08      $   0.30      $   0.24
                                                                 ========      ========      ========      ========      ========
Actual/Pro forma weighted average shares outstanding
  - basic                                                          18,389        18,185        15,361        12,659        12,659
Actual/Pro forma weighted average shares outstanding
  - diluted                                                        18,467        18,303        15,367        12,659        12,659



                                                                                              YEARS ENDED
                                                                  ------------------------------------------------------------------
                                                                   DEC 31,       DEC 31,       DEC 31,       DEC 31,        MAR 31,
                                                                    2001          2000          1999          1998           1998
                                                                 --------      --------      --------      --------      --------
BALANCE SHEET DATA:
-------------------
Working capital                                                  $ 8,476       $ (2,273)     $  (639)      $ (2,214)     $  3,412


Total assets                                                      41,155         48,004        54,110        14,865        10,896


Current portion of long-term debt                                     57          1,143         1,147           685           675

Long-term debt net of current portion                             13,287         10,093        16,009           311           828

Total stockholders' equity                                        10,934         12,240        10,886        (1,405)        3,142
====================================================================================================================================

(1) The unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company provides merchandising services to manufacturers and retailers principally in mass merchandiser, drug, grocery, and other retail trade classes through its Merchandising Services Division. In March 2000, the Company established its Technology Division to separately market its software applications, products and services. Although such products and services were in part available through the Company's other divisions prior to the establishment of the Technology Division, the historical revenues and expenses related to such software products and services generally were not maintained separately. In November 2000, the Company established its International Division. Through a joint venture with a leading Japan wholesaler, the Company provides in-store merchandising services to the Japanese market. The Company accounts for its investment in the joint venture utilizing the equity method. For 2001, the Company recorded the joint venture results in Other Expense.

         As required, upon an acquisition, the acquired company's results of operations are not included in the acquirer's results of operations prior to the date of acquisition. The merger between the SPAR Companies and the PIA Companies completed on July 8, 1999 (the "Merger"), was deemed to be an acquisition of the PIA Companies (including SGRP, then known as PIA) by the SPAR Companies (see Notes 1 and 3 to the Financial Statements). Therefore, the following discussions include only the results of SGRP and the other PIA Companies subsequent to July 8, 1999.

         In December 2001, the Company concluded that the Incentive Marketing Division (SPGI) business was no longer consistent with the Company's future growth strategies and decided to divest SPGI. As a result of this decision, the Company reviewed the goodwill associated with SPGI and recorded an estimated loss on disposal of discontinued operations of approximately $4.3 million, net of taxes. In addition, a $1.0 million reserve was recorded in 2001 for the anticipated cost to divest SPGI and any anticipated losses through the divestiture date.

         As required, SPGI's results have been reclassified as discontinued operations for all periods presented. The results of operations of the discontinued business segment is shown separately below net income from continuing operations. Accordingly, the 2001 consolidated statements of operations of the Company have been prepared, and its 2000 and 1999 consolidated statement of operations have been restated, to report the results of discontinued operations of SPGI separately from the continuing operations of the Company, and the following discussions reflect such restatement.

         The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 2 to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, business combination accounting, and discontinued business accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Two of the more significant areas of estimation are unbilled receivables and the accounts receivable allowance for bad debt. Historically, the Company's estimates on such items have not differed materially from the actual results.

RESULTS OF OPERATIONS

           The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated.

                                                       YEAR ENDED                   YEAR ENDED                     YEAR ENDED
                                                    DECEMBER 31, 2001            DECEMBER 31, 2000              DECEMBER 31, 1999
                                                 ------------------------- ------------------------------ --------------------------
                                                                                 (amounts in millions)
                                                     Amount         %            Amount             %          Amount           %
                                                 -----------   ------------   -------------    ----------   ----------     ---------

Net revenues                                      $  70.9         100.0%       $  81.5         100.0%       $  79.6         100.0%
Cost of revenues                                     40.9          57.7           50.3          61.7           50.5          63.4

Selling, general & administrative expenses           19.4          27.4           24.8          30.4           23.2          29.2

Depreciation & amortization                           2.7           3.8            2.4           2.9            1.2           1.5

Other expenses                                        0.6           0.8            0.5           0.7            0.9           1.1
Income from continuing operations before
  income tax provision                                7.3          10.3            3.5           4.3            3.8           4.8
Income tax provision                                  3.1           4.4            0.8           1.0            3.7           4.7
                                                 -----------   ------------   -------------    ----------   ----------     ---------
Income from continuing operations                     4.2           5.9            2.7           3.3            0.1           0.1

Discontinued operations:
Loss from discontinued operations of,
   net of tax benefits                               (1.6)                        (1.4)                        (0.6)
Estimated loss on disposal of discontinued
   operations                                        (4.3)                          --                           --
                                                 -----------   ------------   -------------    ----------   ----------     ---------
Net (loss) income                                 $  (1.7)                     $   1.3                      $  (0.5)
                                                 ===========   ============   =============    ==========   ==========     =========
Unaudited pro forma data:

Income from continuing operations before
  provision for income taxes                                                                                $   3.8           4.8%
Pro forma income tax provision                                                                                  1.8           2.3
                                                                                                            ----------     ---------
Pro forma income from continuing
  operations                                                                                                    2.0           2.5

Pro forma loss from discontinued
  operations                                                                                                   (0.7)
                                                                                                            ----------     ---------

Pro forma net income                                                                                        $   1.2
                                                                                                            ==========     =========

RESULTS FROM CONTINUING OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2000

         Net Revenues from continuing operations for the twelve months ended December 31, 2001, were $70.9 million, compared to $81.5 million for the twelve months ended December 31, 2000, a 12.9% decrease. In 2001, net revenues were provided almost exclusively from the Merchandising Services Division. The decrease of 12.9% in net revenues is primarily attributed to discontinued in-store merchandising programs acquired in the Merger with the PIA Companies. The Technology Division recorded $6,000 in net revenue in 2001.

         Cost of revenues from continuing operations consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses, of which approximately 37% were purchased from the Company's affiliate, SMS in 2001 (see Item 13 - Certain Relationships and Related Transactions, below). Cost of revenues as a percentage of net revenues decreased 4.0% to 57.7% for the twelve months ended December 31, 2001, compared to 61.7% for the twelve months ended December 31, 2000. This decrease is principally attributable to reduced merchandiser labor costs due to efficiencies realized in 2001 from the continued consolidation of the multi-level field organization acquired in the Merger with the PIA Companies.

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

                                                  Year Ended                            Year Ended                  Increase
                                               December 31, 2001                    December 31, 2000               (decr.)
                                        --------------------------------    -----------------------------------   -------------
                                                                  (amounts in millions)
                                            Amount              %               Amount                %                %
                                        ---------------    -------------    ----------------    ---------------   -------------
Selling, general & administrative           $ 19.4            27.4%             $ 24.8              30.4%            (21.7) %
Depreciation and amortization                  2.7             3.8                 2.4               2.9              12.6
                                        ---------------    -------------    ----------------    ---------------

Total operating expenses                    $ 22.1            31.2%             $ 27.2              33.3%            (18.7)%
                                        ===============    =============    ================    ===============   =============

         Selling, general and administrative expenses decreased by $5.4 million, or 21.7%, for the twelve months ended December 31, 2001, to $19.4 million compared to $24.8 million for the twelve months ended December 31, 2000. This decrease was due primarily to efficiencies resulting from the Merger with the PIA Companies. Selling, general and administrative expenses for the Technology Division were $0.8 million and $0.4 million for the twelve months ended December 31, 2001, and December 31, 2000, respectively.

         Depreciation and amortization increased by $0.3 million for the twelve months ended December 31, 2001, due primarily to the amortization of customized internal software costs capitalized under SOP 98-1.

OTHER EXPENSE

         For 2001, the Company has recognized a loss of $107,000 from its share in the Japan joint venture.

OTHER INCOME

         In January 2000, the Company sold its investment in an affiliate for approximately $1.5 million. The sale resulted in a gain of approximately $0.8 million, which is included in other income.

INTEREST EXPENSE

         Interest expense decreased $0.7 million to $0.6 million for the twelve months ended December 31, 2001, from $1.3 million for the twelve months ended December 31, 2000, due to decreased debt levels, as well as decreased interest rates in 2001.

INCOME TAXES

         The provision for income taxes was $3.1 million and $0.8 million for the twelve months ended December 31, 2001 and December 31, 2000, respectively. The effective tax rate was 42.9% and 22.3% for 2001 and 2000, respectively. The increase in the effective tax rate and the resultant taxes in 2001 is primarily due to the $0.8 million deferred tax benefit that resulted from a change in the Company's valuation allowance in 2000 that did not reoccur in 2001.

DISCONTINUED OPERATIONS

                                                        Year Ended                   Year Ended
                                                    December 31, 2001            December 31, 2000
                                                 -------------------------    -------------------------
                                                                 (amounts in millions)
                                                   Amount           %           Amount          %
                                                 ------------    ----------   -----------    ----------

Net revenues                                        $ 31.2          100.0%      $ 28.1       100.0%
Cost of revenue                                       26.0           83.4         22.7        81.0
Selling, general and administrative expenses           5.7           18.4          5.7        20.2
Depreciation & amortization                            1.2            3.4          1.2         4.2

         Net revenues from the Incentive Marketing Division for the twelve months ended December 31, 2001, were $31.2 million, compared to $28.1 million for the twelve months ended December 31, 2000, an 11.2% increase. The increase in net revenues is primarily due to an increase in project revenues, principally from new clients.

         Cost of revenues in the Incentive Marketing Division consists of direct labor, independent contractor expenses, food, beverages, entertainment and travel costs. Cost of revenue as a percentage of net revenues increased 2.4% to 83.4% for the twelve months ended December 31, 2001, compared to 81.0% for the twelve months ended December 31, 2000, primarily due to the program mix, with higher cost programs accounting for a greater portion of the revenues in 2001.

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses which include corporate overhead, project management, information systems, executive compensation, human resources expenses, legal and accounting expenses were $5.7 million for the twelve months ended December 31, 2001, and 2000. Depreciation and amortization were $1.2 million for the twelve months ended December 31, 2001, and 2000.

NET (LOSS)/INCOME

         The SPAR Group had a net loss of approximately $1.7 million or $0.09 per basic and diluted share for the twelve months ended December 31, 2001, compared to net income of $1.3 million or $0.07 per basic and diluted share for the twelve months ended December 31, 2000. The decrease in net income of $3.0 million or $0.16 per basic and diluted share is primarily due to a net loss for discontinued operations of approximately $4.3 million or $0.23 per basic and diluted share, partially offset by an increase of approximately $1.4 million or $0.07 per basic and diluted share of net income from continuing operations. The increase in net income from continuing operations per basic and diluted share is primarily the result of increased gross profit margins and substantial reductions in selling, general and administrative expenses.

RESULTS FROM CONTINUING OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

         Net revenues from continuing operations for the twelve months ended December 31, 2000, were $81.5 million, compared to $79.6 million for the twelve months ended December 31, 1999, a 2.3% increase. The increase in net revenues is primarily attributed to an increase in the former SPAR Companies merchandising net revenue of approximately $2.5 million for the twelve months ended December 31, 2000, over the net revenue for the twelve months ended December 31, 1999. In addition, net revenues for the twelve months ended December 31, 2000, included $23.4 million of net revenues of the former PIA companies' merchandising operations for the first six months of 2000, with no comparable revenue in the first six months of 1999, offset by discontinued programs of the PIA Companies in 2000. Neither the Technology nor International Divisions recorded net revenues for the period.

         Cost of revenue from continuing operations consist of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses, of which approximately 19% were purchased from the Company's affiliate, SMS in 2000 (see Item 13 - Certain Relationships and Related Transactions, below). Cost of revenues as a percentage of net revenues decreased 1.7% to 61.7% for the twelve months ended December 31, 2000, compared to 63.4% for the twelve months ended December 31, 1999. This decrease is principally attributable to reduced merchandiser labor costs due to efficiencies realized in 2000 from the consolidation of the multi-level field organization acquired in the Merger with the PIA Companies, in part furnished through the Company's affiliates, SMS and SMSI (see Item 13 - Certain Relationships and Related Transactions, below).

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

                                                    Year Ended                     Year Ended
                                                 December 31, 2000              December 31, 1999           Increase
                                            ----------------------------   ----------------------------    -----------
                                                              (amounts in millions)
                                               Amount            %           Amount            %               %
                                            --------------   -----------   ------------   -------------    -----------
Selling, general & administrative               $ 24.8           30.4%        $ 23.2            29.2%           6.7%
Depreciation and amortization                      2.4            2.9            1.2             1.5           97.9%
                                            --------------   -----------   ------------   -------------

Total operating expenses                        $ 27.2           33.3%        $ 24.4            30.7%          11.2%
                                            ==============   ===========   ============   =============    ===========

         Selling, general and administrative expenses increased by $1.6 million or 6.7% for the twelve months ended December 31, 2000, to $24.8 million compared to $23.2 million for the twelve months ended December 31, 1999. This increase was primarily due to the inclusion of the PIA Companies' selling, general and administrative expenses for the first six months of 2000 totaling $5.9 million with no comparable PIA expenses in the first six months of 1999, as well as Technology Division and International Division selling, general and administrative expenses in 2000 totaling $0.4 million offset by reductions in the selling, general and administrative expenses of the PIA Companies in 2000 and non-recurring expenses totaling $1.4 million in 1999.

         Depreciation and amortization increased by $1.2 million for the twelve months ended December 31, 2000, due primarily to the amortization of goodwill associated with the acquisition of the PIA Companies in the Merger and an increase in depreciation and amortization of customized internal software costs capitalized under SOP 98-1.

OTHER INCOME

         In January 2000, the Company sold its investment in an affiliate for approximately $1.5 million. The sale resulted in a gain of approximately $0.8 million, which is included in other income.

INTEREST EXPENSE

         Interest expense increased $0.3 million for the twelve months ended December 31, 2000, over the twelve months ended December 31, 1999, due to increased debt associated with the PIA acquisition, as well as increased interest rates in 2000.

INCOME TAXES

         The provision for income taxes was $0.8 million and $3.7 million for the twelve months ended December 31, 2000, and December 31, 1999, respectively. In 1999, the Company incurred a one-time charge totaling $3.1 million dollars for income taxes resulting from the termination of the Subchapter S status of certain of the SPAR Companies for federal and state tax purposes. Exclusive of the one-time charge, the effective tax rate was 22.3% and 16.9% for 2000 and 1999, respectively. The difference between the effective tax rate and the statutory rates is primarily due to changes in the deferred tax valuation allowance, in both 2000 and 1999 as well as a tax benefit attributable to subchapter S earnings in 1999.

DISCONTINUED OPERATIONS

                                                                  Year Ended                   Year Ended
                                                               December 31, 2000            December 31, 1999
                                                           --------------------------   --------------------------
                                                                           (amounts in millions)
                                                             Amount           %           Amount           %
                                                           ------------   -----------   -----------    -----------
      Net revenues                                           $ 28.1        100.0%        $ 36.9        100.0%
      Cost of revenues                                         22.7         81.0           30.4         82.4
      Selling, general and administrative expenses              5.7         20.2            6.0         16.2
      Depreciation and amortization                             1.2          4.2            1.0          2.7

         Net revenues from the Incentive Marketing Division for the twelve months ended December 31, 2000, were $28.1 million, compared to $36.9 million for the twelve months ended December 31, 1999, a 24.0% decrease. The decrease in net revenues is primarily due to a decrease in project revenue principally from a single customer.

         Cost of revenues in the Incentive Marketing Division consists of direct labor, independent contractor expenses, food, beverages, entertainment and travel costs. Cost of revenues from the Incentive Marketing Division, as a percentage of net revenues decreased 1.4% to 81.0% for the twelve months ended December 31, 2000, compared to 83.5% for the twelve months ended December 31, 1999, primarily due to a more favorable product mix in 2000.

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses which include corporate overhead, project management, information systems, executive compensation, human resources expenses and accounting expenses were $5.7 million and $6.0 million, a decrease of 5.5%, for the twelve months ended December 31, 2000, and December 31, 1999, respectively.

ACTUAL/PRO FORMA NET INCOME

         The SPAR Group had actual net income of approximately $1.3 million or $0.07 per basic and diluted share for the twelve months ended December 31, 2000, and pro forma net income of approximately $1.2 million or $0.08 per pro forma basic and diluted share for the twelve months ended December 31, 1999. The decrease in net income per basic and diluted share is the result of the shares issued in conjunction with the reverse merger on July 8, 1999 being outstanding for all of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         In the twelve months ended December 31, 2001, the Company had a net loss of $1.7 million. Net cash used by operating activities for the twelve months ended December 31, 2001, was $0.2 million, compared with net cash provided by operations of $6.3 million for the twelve months ended December 31, 2000. Cash used by operating activities in 2001 was primarily a result of net operating profits and decreases in prepaid expenses and deferred taxes, offset by decreases in accounts payable and other liabilities, restructuring charges, and deferred revenue.

         Net cash used in investing activities for the twelve months ended December 31, 2001, was $1.7 million, compared with net cash used of $0.5 million for the twelve months ended December 31, 2000. The net cash used in investing activities in 2001 resulted primarily from the purchases of property and equipment. In 2000, purchases of property and equipment were offset by the gain from the sale of an affiliate.

         Net cash provided by financing activities for the twelve months ended December 31, 2001, was $2.0 million, compared with net cash used by financing activities of $7.9 million for the twelve months ended December 31, 2000. The net cash provided by financing activities in 2001 was primarily due to borrowings on the line of credit offset by repayments of debt.

         The above activity resulted in no change in cash and cash equivalents for the twelve months ended December 31, 2001.

         At December 31, 2001, the Company had working capital of $8.5 million as compared to negative working capital of $2.3 million at December 31, 2000. The increase in working capital is due to increases in prepaid expenses and deferred income taxes as well as decreases in accounts payable and other current liabilities, restructuring and other charges and deferred revenue. The Company's current ratio was 1.52 and 0.91 at December 31, 2001, and 2000, respectively.

         In 1999, IBJ Whitehall Business Credit Corporation ("IBJ Whitehall") and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement as amended (the "Bank Loan Agreement"). The Bank Loan Agreement provides the Borrowers with a $15.0 million Revolving Credit facility and a $2.5 million term loan. The Revolving Credit facility allows the Borrowers to borrow up to $15.0 million based upon a borrowing base formula as defined in the Agreement (principally 85% of "eligible" accounts receivable). The Bank Loan Agreement's revolving credit loans of $15.0 million were scheduled to mature on September 21, 2002. On March 1, 2002, IBJ Whitehall extended the maturity date to February 28, 2003. The Term Loan amortized in equal monthly installments of $83,334 and was repaid in full as of December 31, 2001. The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 5.25% per annum at December 31, 2001). In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow, as defined in the Bank Loan Agreement, for each fiscal year, to be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). In July 2001, the Company made an additional $250,000 payment on the Term Loan as a result of the Excess Cash Flow requirement. The facility is secured with all the assets of the Company and its subsidiaries.

         The Bank Loan Agreement contains an option for the Bank to purchase 16,667 shares of common stock of the Company for $0.01 per share in the event that the Company's average closing share price over a ten consecutive trading day period exceeds $15.00 per share. This option expires September 22, 2002.

         The Bank Loan Agreement contains certain financial covenants that must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a minimum ratio of Debt to EBITDA, and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement. The Company was in compliance worth such financial covenants on December 31, 2001, with the exception of the minimum net worth covenant (due to the estimated loss on disposal of discontinued operations), for which a waiver was obtained from IBJ Whitehall.

         The balances outstanding on the revolving line of credit were $11.3 million and $7.8 million at December 31, 2001, and December 31, 2000, respectively. As of December 31, 2001, based upon the borrowing base formula, the SPAR Group had availability of $2.9 million of the $3.7 million unused revolving line of credit.

         As of December 31, 2001, the Company is obligated, under certain circumstances, to pay costs in connection with the Merger (restructure charges) of approximately $2.2 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation as of December 31, 2001, of approximately $1.2 million. The Company has also accrued approximately $1.2 million for expenses incurred by PIA prior to the Merger, which have not been paid as of December 31, 2001. Management believes the current bank credit facilities are sufficient to fund operations and working capital, including the current maturities of debt obligations, but may not be sufficient to reduce certain of the pre-Merger obligations of the PIA Companies inherited in the Merger.

         In 1999 and prior years, certain principal stockholders of the Company each made loans to certain SPAR Companies in the aggregate amount of $4.3 million to facilitate the acquisition of the PIA Companies and the assets of Old MCI. These stockholders were also owed $1.9 million in unpaid distributions relating to the former status of certain of the operating SPAR Companies as
Subchapter S Corporations (see Note 12 to the Financial Statements). Those amounts were converted into promissory notes issued to these certain stockholders severally by SMF, SINC and SPGI prior to the Merger, which aggregated $6.2 million. During 2001, with the consent of the Company those stockholders applied approximately $402,000 of such indebtedness in payment of the exercise price of certain of their respective stock options to purchase shares of common stock of the Company. As of December 31, 2001, a total of $4.7 million remained outstanding under these notes with an interest rate of 8% and are due on demand. The current Bank Loan Agreement contains certain restrictions on the repayment of stockholder debt.

         Management believes that based upon the Company's current working capital position and the existing credit facilities, funding will be sufficient to support ongoing operations over the next twelve months. However, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients, or the inability to acquire new clients, would have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk related to the variable interest rate on the line of credit and the variable yield on its cash and cash equivalents. The Company's accounting policies for financial instruments and disclosures relating to financial instruments require that the Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long term debt. The Company considers carrying amounts of current assets and liabilities in the condensed consolidated financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of long-term debt approximate fair value because the obligation bears interest at a floating rate. The Company monitors the risks associated with interest rates and financial instrument positions. The Company's investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

         Currently, the Company's international operations are not material and, therefore, the risk related to foreign currency exchange rates is not material.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information in connection with each person who is or was at December 31, 2001, an executive officer and/or director for the Company.

NAME                                            AGE         POSITION WITH SPAR GROUP, INC.

Robert G. Brown. . . . . . . . . . . .          59          Chairman, Chief Executive Officer, President and Director

William H. Bartels . . . . . . . . . .          58          Vice Chairman and Director

Robert O. Aders (1). .  . . . . . . .           74          Director

Jack W. Partridge (1) . . . . . . . .           56          Director

Jerry B. Gilbert (1) . . . . . . . . . .        67          Director

George W. Off (1). . . . . . . . . . .          54          Director

Charles Cimitile. . . . . . . . . . . . .       47          Chief Financial Officer and Secretary

James H. Ross                                   68          Treasurer

--------------------------
(1) Member of the Board's Compensation and Audit Committees

         Robert G. Brown serves as the Chairman, the Chief Executive Officer, the President and a Director of the Company and has held such positions since July 8, 1999, the effective date of the merger of the SPAR Marketing Companies with PIA Merchandising Services, Inc. (the "Merger"). Mr. Brown served as the Chairman, President and Chief Executive Officer of the SPAR Marketing Companies (SPAR/Burgoyne Retail Services, Inc. ("SBRS") since 1994, SPAR, Inc. ("SINC") since 1979, SPAR Marketing, Inc. ("SMNEV") since November 1993, and SPAR Marketing Force, Inc. ("SMF") since SMF acquired its assets and business in
1996).

         William H. Bartels serves as the Vice Chairman and a Director of the Company and has held such positions since July 8, 1999 (the effective date of the Merger). Mr. Bartels served as the Vice-Chairman, Secretary, Treasurer and Senior Vice President of the SPAR Marketing Companies (SBRS since 1994, SINC since 1979, SMNEV since November 1993 and SMF since SMF acquired its assets and business in 1996), and has been responsible for the Company's sales and marketing efforts, as well as for overseeing joint ventures and acquisitions.

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

         Jack W. Partridge serves as a Director of the Company and has done so since January 29, 2001. Mr. Partridge is President of Jack W. Partridge & Associates. He previously served as Vice Chairman of the Board of The Grand Union Company from 1998 to 2000. Mr. Partridge's service with Grand Union followed a distinguished 23-year career with The Kroger Company, where he served as Group Vice President, Corporate Affairs, and as a member of the Senior Executive Committee, as well as various other executive positions. Mr. Partridge has been a leader in industry and community affairs for over two decades. He also served as Chairman of the Food Marketing Institute's Government Relations Committee, the Food and Agriculture Policy Task Force, and as Chairman of the Board of The Ohio Retail Association. He has also served as Vice Chairman of the Cincinnati Museum Center and a member of the boards of the United Way of Cincinnati, the Childhood Trust, Second Harvest and the Urban League.

         Jerry B. Gilbert serves as a Director of the Company and has done so since June 4, 2001. Mr. Gilbert served as Vice President of Customer Relations for Johnson & Johnson's Consumer and Personal Care Group of Companies from 1989 to 1997. Mr. Gilbert joined Johnson & Johnson in 1958 and from 1958-1989 held various executive positions. Mr. Gilbert also serves on the Advisory Boards of the Food Marketing Institute, the National Association of Chain Drug Stores and the General Merchandise Distributors Council (GMDC) where he was elected the first President of the GMDC Educational Foundation. He was honored with lifetime achievement awards from GMDC, Chain Drug Review, Drug Store News and the Food Marketing Institute. He is the recipient of the prestigious National Association of Chain Drug Stores (NACDS) Begley Award, as well as the National Wholesalers Druggist (NWDA) Tim Barry Award. In June 1997, Mr. Gilbert received an Honorary Doctor of Letters Degree from Long Island University.

         George W. Off serves as Director of the Company and has done so since July 1, 2001. Mr. Off was Chairman of the Board of Directors of Catalina Marketing Corporation, a New York Stock Exchange listed company, from July 1998 until he retired in July 2000. He served as President and Chief Executive Officer of Catalina from 1994 to 1998. Prior to that, Mr. Off was President and Chief Operating Officer from 1992 to 1994 and Executive Vice President from 1990 to 1992. Catalina is a leading supplier of in-store electronic scanner-activated consumer promotions.

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

         James H. Ross serves as the Treasurer of the Company and has held such positions since July 8, 1999 (the effective date of the Merger). Mr. Ross has been the Chief Financial Officer of the SPAR Marketing Companies since 1991, and was the General Manager of SBRS from 1994-1999. In September 2001, Mr. Ross retired from full-time employment. Mr. Ross continues to serve the Company on a consulting basis.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors and certain of its officers and persons who own more than 10% of the Company's Common Stock (collectively, "Insiders"), to file reports of ownership and changes in their ownership of the Company's Common Stock with the Commission. Insiders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

           Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for 2001.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION OF SPAR GROUP, INC.

EXECUTIVE COMPENSATION

         The following table sets forth all compensation received for services rendered to the Company in all capacities for the years ended December 31, 2001, December 31, 2000, and December 31, 1999, (i) by the Company's Chief Executive Officer, and (ii) each of the other four most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2001 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                                           LONG TERM
                                                                    ANNUAL COMPENSATION(1)            COMPENSATION AWARDS
                                                                   ------------------------     -----------------------------
                                                                                                 SECURITIES        ALL OTHER
                                                                                                 UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITIONS                           YEAR        SALARY($)       BONUS($)     OPTIONS(#)(2)      ($)(3)
----------------------------                           ----        ---------       --------     -------------    ------------
Robert G. Brown                                        2001        141,202             --        765,972             --
      Chief  Executive  Officer, Chairman of the       2000         16,800             --             --             --
      Board, President, and Director                   1999          7,500             --        765,972             --

William H. Bartels                                     2001        139,230             --        471,992             --
      Vice Chairman and Director                       2000         16,800             --             --             --
                                                       1999         16,307             --        471,992             --

Charles Cimitile                                       2001        188,000             --         75,000             --
          Chief Financial Officer                      2000        188,000             --         25,000             --
                                                       1999         17,090             --         75,000             --


James H. Ross (4)                                      2001        101,773          7,500         43,000          1,557
      Treasurer and Vice President                     2000         94,800          9,000          5,000          3,337
                                                       1999         99,237         12,408         92,665          2,187

         ------------------------

         (1) For accounting purposes, the Merger is treated as an acquisition of PIA Merchandising Services, Inc., by the SPAR Marketing Companies and related entities. Accordingly, these figures represent the compensation paid by the Company since July 8, 1999, the effective date of the Merger, and the SPAR Marketing Companies prior to that date.
          (2) In January 2001, each of the above officers voluntarily surrendered for cancellation their options for the purchase of the following numbers of shares of common stock under the 1995
               Plan: Mr. Brown - 765,972; Mr. Bartels - 471,992; Mr. Cimitile - 75,000; and Mr. Ross - 40,000.
         (3)   Other compensation represents the Company's 401k contribution.
         (4) In September 2001, Mr. Ross retired from full-time employment. Mr. Ross continues to serve the Company on a consulting basis.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding each grant of stock options made during the year ended December 31, 2001, to each of the Named Executive Officers. No stock appreciation rights ("SAR's") were granted during such period to such person.

                                                 INDIVIDUAL GRANTS
                        ----------------------------------------------------------------
                            NUMBER OF
                            SECURITIES     PERCENT OF TOTAL                                      POTENTIAL REALIZABLE VALUE AT
                            UNDERLYING      OPTIONS GRANTED                                   ASSUMED ANNUAL RATES OF STOCK PRICE
                         OPTIONS GRANTED    TO EMPLOYEES IN  EXERCISE PRICE    EXPIRATION        APPRECIATION FOR OPTION(1)
NAME                           (#)            PERIOD (%)         ($/SH)          DATE             5% ($)               10% ($)
---------------------   ----------------    ---------------  --------------    ----------    -------------       ---------------
Robert G. Brown            382,986 (2)            14.9            1.30           8/2/11         274,496              676,097
                           191,493 (3)             7.5           10.00           8/2/11             -0-                  -0-
                           191,493 (3)             7.5           10.00           8/2/06             -0-                  -0-
                        ----------------    ---------------                                  -------------       ---------------
                           765,972                29.9                                          274,496              676,097

William H. Bartels         235,996 (2)             9.2            1.30           8/2/11         169,145              416,611
                           153,846 (3)             6.0           10.00           8/2/11             -0-                  -0-
                            82,151 (3)             3.2           10.00           8/2/06             -0-                  -0-
                        ----------------    ---------------                                  -------------       ---------------
                           471,992                18.4                                          169,145              416,611

Charles Cimitile            75,000 (2)             2.9            1.30           8/2/11          53,755              132,400

James H. Ross               41,000 (2)             1.6            1.30           8/2/11          29,386               72,378
                             2,000 (4)              .1            1.10           5/9/11           1,213                2,987
                        ----------------    ---------------                                  -------------       ---------------
                            43,000                 1.7                                           30,599               75,365

------------

(1) The potential realizable value is calculated based upon the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option.
(2) These options vested 50% on the date of grant, 25% on the first anniversary of the date of grant and 25% on the second anniversary of the date of grant.
(3) These options vest 100% when the market price of the stock is equal to $10.00.
(4) These options vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table sets forth the number of shares that may be purchased and value of the exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 2001.

                                      NUMBER OF SECURITIES UNDERLYING               VALUE OF UNEXERCISED
                                       UNEXERCISED OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS AT FISCAL
                                                YEAR-END (#)                            YEAR-END ($)
                                   ---------------------------------------  -------------------------------------

NAME                                  EXERCISABLE         UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE

                                   ------------------   ------------------  ----------------   ------------------
Robert G. Brown                             --               574,478                --              93,831
William H. Bartels                          --               353,994                --              57,819
Charles Cimitile                        43,750                56,250            25,656              40,219
James H. Ross                           21,250                26,250            11,256              16,039

STOCK OPTION AND PURCHASE PLANS

         The Company has five stock option plans: the 1990 Stock Option Plan ("1990 Plan"), the Amended and Restated 1995 Stock Option Plan ("1995 Plan"), the 1995 Director's Plan ("Director's Plan"), the Special Purpose Stock Option Plan and the 2000 Stock Option Plan ("2000 Plan").

         The 1990 Plan is a nonqualified option plan providing for the issuance of up to 830,558 shares of common stock to officers, directors and key employees. The options have a term of ten years and one week and are either fully vested or will vest ratably no later than five years from the grant date. Since 1995, the Company has not granted any new options under this plan.

         The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specified employees, consultants and directors of the Company for the purchase of up to 3,500,000 shares of the Company's common stock. The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for which the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant. Since 2000, the Company has not granted any new options under this Plan. During 2001, options to purchase 2,349,825 shares of the Company's common stock under the 1995 Plan were voluntarily surrendered and cancelled. No options to purchase shares of the Company's common stock were exercised under this Plan during 2001. At December 31, 2001, options to purchase 81,125 shares of the Company's common stock remain outstanding under this Plan. The 1995 Plan has been replaced by the 2000 Plan.

         The Director's Plan was a stock option plan for non-employee directors and provided for the purchase of up to 100,000 shares of the Company's common stock. Since 2000, the Company has not granted any new options under this Plan. During 2001, no options to purchase shares of the Company's common stock were exercised under this Plan. At December 31, 2001, no options to purchase shares of the Company's common stock remained outstanding under this Plan. The Director's Plan has been replaced by the 2000 Plan.

         On July 8, 1999, in connection with the merger, the Company established the Special Purpose Stock Option Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were 134,114 options granted at $0.01 per share. Since July 8, 1999, the Company has not granted any new options under this plan. During 2001, no options to purchase shares of the Company's common stock were exercised under this Plan. At December 31, 2001, options to purchase 25,750 shares of the Company's common stock remain outstanding under this Plan.

         On December 4, 2000, the Company adopted the 2000 Plan, as the successor to the 1995 Plan and the Director's Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000 under the 1995 Plan). The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for whom the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant (although typically are issued at 100%), and the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. During 2001, options to purchase 2,567,344 shares of the Company's common stock were granted under this Plan. Options to purchase 309,492 shares of the Company's common stock were exercised under this Plan during 2001. At December 31, 2001, options to purchase 2,356,852 shares of the Company's common stock remain outstanding under this Plan and options to purchase 852,531 of the Company's common stock were available for grant under this Plan.

         In 2001, the Company adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaces its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company and its subsidiaries, and the CSP Plan allows employees of the affiliates of the Company (see Item 13 - Certain Relationships and Related Transactions, below), to purchase the Company's Common Stock from the Company without having to pay any brokerage commissions. The purchase price for the Common Stock under the ESP Plan has been (and likely will continue to be), and under CSP Plan always will be, 100% of fair market value, as defined in the Plans.

COMPENSATION OF DIRECTORS

         The Company's Compensation Committee administers its compensation plan for its outside Directors. Each member of the Company's Board who is not otherwise an employee or officer of the Company or any subsidiary or affiliate of the Company (each, an "Eligible Director") is eligible to receive the compensation contemplated under such plan.

         In January 2001, the Company adopted a new Director Compensation Plan. Under the new plan, each non-employee director receives twenty thousand dollars ($20,000) per annum. Payments are made quarterly in equal installments. It is intended that each quarterly payment will be 50% in cash ($2,500) and 50% ($2,500) in stock options to purchase shares of the Company's common stock with an exercise price of $0.01 per share. The number of shares of the Company's common stock that can be purchased under each option granted will be determined based upon the closing stock price at the end of each quarter. In addition, each non-employee director will receive options to purchase an additional 10,000 shares of the Company's common stock upon acceptance of the directorship, 2,500 additional shares of the Company's common stock after one year of service and 2,500 additional shares of the Company's common stock for each additional year of service thereafter. The options will have an exercise price equal to the closing price of the Company's common stock on the day of grant. All of the options have been and will be granted under the 2000 Plan described above, under which each member of the SPAR Board is eligible to participate. Non-employee directors will be reimbursed for all reasonable expenses incurred during the course of their duties. There is no additional compensation for committee participation, phone meetings, or other Board activities.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Board's Compensation Committee was at any time during the year ended December 31, 2001 or at any other time an officer or employee of the Company. Except for the positions of Messrs. Brown and Bartels as directors and officers of the Company (including each of its subsidiaries) and each of its affiliates, including SMS, SMSI and SIT (see Item 13 - Certain Relationships and Related Transactions, below), no executive officer or board member of the Company serves as a member of the Company's board of directors or compensation committee of any other entity, that has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF THE COMPANY

         The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of December 31, 2001 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company's common stock; (ii) each of the Company's directors; (iii) each of the executive officers named in the Summary Compensation Table; and (iv) the Company's directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                              NUMBER OF SHARES
TITLE OF CLASS      NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIALLY OWNED            PERCENTAGE
--------------      ------------------------------------     ------------------            ----------
Common Shares       Robert G. Brown (1)                            7,884,241(2)              41.2%

Common Shares       William H. Bartels (1)                         5,149,487(3)               26.9%

Common Shares       James H. Ross (1)                                105,115(4)                 *

Common Shares       Robert O. Aders (1)                               46,671(5)                 *

Common Shares       Charles Cimitile (1)                              43,750(6)                 *

Common Shares       Jerry B. Gilbert (1)                              13,402(7)                 *

Common Shares       George W. Off (1)                                  9,085(8)                 *

Common Shares       Jack W. Partridge (1)                              7,561(9)                 *

Common Shares       Richard J. Riordan                             1,209,922                  6.3%
                    300 S. Grand Avenue, Suite 2900
                    Los Angeles, CA  90071

Common Shares       Heartland Advisors, Inc. (10)                  1,568,100                  8.2%
                    790 North Milwaukee Street
                    Milwaukee, Wisconsin 53202

Common Shares       Executive Officers and Directors              13,259,312                 69.2%


* Less than 1%

(1) The address of such owners is c/o SPAR Group, Inc. 580 White Plains Road, Tarrytown, New York.
(2) Includes 1,813,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James R. Brown, Sr. and William H. Bartels are trustees.
(3) Excludes 1,813,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James R. Brown, Sr. and William H. Bartels are trustees, beneficial ownership of which are disclaimed by Mr. Bartels.
(4)      Includes 21,250 shares issuable upon exercise of options.
(5)      Includes 11,971 shares issuable upon exercise of options.
(6)      Includes 43,750 shares issuable upon exercise of options.
(7)      Includes 13,402 shares issuable upon exercise of options.
(8)      Includes 2,585 shares issuable upon exercise of options.
(9)      Includes  7,561  shares  issuable  upon  exercise of  options.
(10) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G (Amendment No. 7), filed by Heartland Advisors, Inc. with the Securities and Exchange Commission on January 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Robert G. Brown, a Director, the Chairman and the Chief Executive Officer of the Company, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company (collectively, the "SMS Principals"), are the sole stockholders and executive officers and directors of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), SPAR Infotech, Inc. ("SIT"), and certain other affiliated companies.

         SMS and SMSI (through SMS) provided approximately 54% of the Company's field representatives (through its independent contractor field force) and all of the Company's field management services at a total cost of $15.1 million and $9.6 million for the twelve months ended December 31, 2001, and 2000, respectively. Under the terms of the Field Service Agreement, SMS provides the services of approximately 4,300 field representatives and through SMSI provides approximately 90 full-time national, regional and district managers to the SPAR Marketing Companies as they may request from time to time, for which the Company has agreed to pay SMS for all of its costs of providing those services plus 4%. However, SMS may not charge the Company for any past taxes or associated costs for which the SMS Principals have agreed to indemnify the SPAR Companies. Although the SMS Principals were not paid any salaries as officers of SMS or SMSI, SMS and SMSI are "Subchapter S" corporations, and accordingly the SMS Principals benefit from any income of such companies allocated to them.

         SIT provided computer programming services to the Company at a total cost of $1,185,000 and $769,000 for the twelve months ended December 31, 2001, and 2000, respectively. Under the terms of the programming agreement between SMF and SIT effective as of October 1, 1998 (the "Programming Agreement"), SIT continues to provide programming services to SMF as SMF may request from time to time, for which SMF has agreed to pay SIT competitive hourly wage rates and to reimburse SIT's out-of-pocket expenses (see Note 10 to the Financial Statements). Although the SMS Principals were not paid any salaries as officers of SIT, SIT is a "Subchapter S" corporation, and accordingly the SMS Principals would benefit from any income allocated to them if SIT were to be profitable.

         In July 1999, SMF, SMS and SIT entered into a Software Ownership Agreement with respect to Internet job scheduling software jointly developed by such parties. In addition, SPAR Trademarks, Inc. ("STM"), SMS and SIT entered into trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT, SMS and SMSI for their continued use of the name "SPAR" and certain other trademarks and related rights transferred to STM, a wholly owned subsidiary of the Company, in connection with the Merger.

         The SMS Principals also owned an indirect minority (less than 5%) equity interest in Affinity Insurance, Ltd., which provides certain insurance to the Company (See Note 10 to the Financial Statements).

         At December 31, 2001, the Company owed a total of $4.7 million to the SMS Principals (See Item 7 - Liquidity and Capital Resources and Note 12 to the Financial Statements).

         In the event of any material dispute in the business relationships between the Company and SMS, SMSI, or SIT, it is possible that Messrs. Brown or Bartels may have one or more conflicts of interest with respect to these relationships and such dispute that could have a material adverse effect on the Company (see Note 10 to the Financial Statements).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)      1.  INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

           Independent Auditors' Report.                                                                              F-1

           Consolidated Balance Sheets as of December 31, 2001, and December 31, 2000.                                F-2

           Consolidated and Combined Statements of Operations for the years ended
           December 31, 2001, and December 31, 2000, and December 31, 1999.                                           F-3

           Consolidated and Combined Statements of Stockholders' Equity for the years
           ended December 31, 2001, and December 31, 2000, and December 31, 1999.                                     F-4

           Consolidated and Combined Statements of Cash Flows for the years ended
            December 31, 2001, and December 31, 2000, and December 31, 1999.                                          F-5

           Notes to Financial Statements.                                                                             F-6

         2.  FINANCIAL STATEMENT SCHEDULES.

           Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001,
           and December 31, 2000, and December 31, 1999.                                                             F-36

         3.  EXHIBITS.

         EXHIBIT
         NUMBER              DESCRIPTION

           3.1 Certificate of Incorporation of SPAR Group, Inc., as amended (incorporated by reference to the Company's
                     Registration Statement on Form S-1 (Registration No. 33-80429) as filed with the Securities and Exchange Commission ("SEC") on December 14, 1995 (the "Form S-1") and to Exhibit 3.1 to the Company's Form 10-Q for the 3rd Quarter ended September 30, 1999).

           3.2 By-laws of PIA (incorporated by reference to the above referenced Form S-1).

           4.1 Registration Rights Agreement entered into as of January 21, 1992, by and between RVM Holding Corporation. RVM/PIA, a California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverine (incorporated by reference to the Form S-1).

           10.1 Amended and Restated 1995 Stock Option Plan (incorporated by reference of Exhibit 10.2 to the Company's Form 10-Q for the 2nd Quarter ended July 3, 1998).

           10.2      1995  Stock   Option   Plan  for   Non-employee   Directors
                     (incorporated  by  reference to the above  referenced  Form
                     S-1).

           10.3      Special   Purpose  Stock  Option  Plan   (incorporated   by
                     reference to Exhibit 10.13 of the Company's Form 10-Q for the 2nd Quarter ended July 2, 1999).

           10.4 2000 Stock Option Plan, as amended, (incorporated by reference to the Company's Proxy Statement for the Company's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

           10.5 2001 Employee Stock Purchase Plan (incorporated by reference to the Company's Proxy Statement for the Company's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

           10.6 2001 Consultant Stock Purchase Plan (incorporated by reference to the Company's Proxy Statement for the Company's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

           10.7 Service Agreement dated as of January 4, 1999, by and between SPAR Marketing Force, Inc., and SPAR Marketing Services, Inc. [incorporated by reference to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1999].

           10.8 Business Manager Agreement dated as of July 8, 1999, by and between SPAR Marketing Force, Inc. and SPAR Marketing Services, Inc. [incorporated by reference to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1999].

           10.9 Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among IBJ Whitehall Business Credit Corporation (the "Lender") with SPAR Marketing
                     Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR MCI Performance Group, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., PIA Merchandising, Co., Inc., Pacific Indoor Display Co., Inc., and Pivotal Sales Company (collectively, the "SPAR Borrowers") dated as of September 22, 1999 (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended December 31,
                     1999).

           10.10 Waiver and Amendment No. 1 to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement dated as of December 8, 1999, by and among the SPAR Borrowers and the Lender (incorporated by reference to the Company's initial Form 10-K for the fiscal year ended December 31,
                     1999).

           10.11 Amendment No. 2 to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among the SPAR Borrowers and the Lender, entered into as of April 21, 2000.

           10.12 Third Amended and Restated Revolving Credit Note issued by SPAR Borrowers, in the amount of Fifteen million dollars ($15,000,000), to the Lender, dated as of April 21, 2000.

           10.13 Amendment No. 3 to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among the SPAR Borrowers and the Lender, entered into as of March 1, 2002.

           10.14 Amendment No. 4 to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among the SPAR Borrowers and the Lender, entered into as of March 1, 2002.

           21.1      List of Subsidiaries

           23.1      Consent of Ernst & Young LLP.

(B)      REPORTS ON FORM 8-K.

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPAR GROUP, INC.

                                       By:   /s/ Robert G. Brown
                                             -----------------------------------
                                             Robert G. Brown
                                             President, Chief Executive
                                             Officer and Chairman of the Board

                                       Date: April 1, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                 TITLE


/s/ Robert G. Brown              President, Chief Executive Officer, Director
-------------------------        and Chairman of the Board
Robert G. Brown

/s/ William H. Bartels           Vice Chairman and Director
-------------------------
    William H. Bartels

/s/ Robert O. Aders              Director
-------------------------
    Robert O. Aders

/s/ Jack W. Partridge            Director
-------------------------
    Jack W. Partridge

/s/ Jerry B. Gilbert             Director
-------------------------
    Jerry B. Gilbert

/s/ George W. Off                Director
-------------------------
    George W. Off

/s/ Charles Cimitile             Chief Financial Officer
-------------------------        and Secretary (Principal Financial and
    Charles Cimitile             Accounting Officer)

FINANCIAL STATEMENTS

SPAR Group, Inc. and Subsidiaries
Years Ended December 31, 2001 and 2000

                         Report of Independent Auditors

The Board of Directors and Stockholders of
  SPAR Group, Inc. and Subsidiaries

We have audited the consolidated balance sheets of SPAR Group, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated and combined statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of SPAR Group, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/Ernst & Young LLP


Minneapolis, Minnesota
February 15, 2002

                        SPAR Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                                 DECEMBER 31
                                                                           2001               2000
                                                                   ----------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $     -            $     -
  Accounts receivable, net                                               21,144             19,471
  Prepaid expenses and other current assets                                 440                611
  Deferred income taxes                                                   3,241              1,718
                                                                   --------------------------------------
Total current assets                                                     24,825             21,800

Property and equipment, net                                               2,644              3,132
Goodwill and other intangibles, net                                       8,357             10,350
Deferred income taxes                                                       389              1,082
Other assets                                                                110                144
Net long-term assets from discontinued operations                         4,830             11,496
                                                                  --------------------------------------
Total assets                                                            $41,155            $48,004
                                                                  ======================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $   440            $ 2,923
  Accrued expenses and other current liabilities                          5,868              8,644
  Restructuring and other charges, current                                1,597              2,205
  Due to certain stockholders                                             2,655              3,137
  Net current liabilities from discontinued operations                    5,732              6,023
  Current portion of long-term debt                                          57              1,143
                                                                   --------------------------------------
Total current liabilities                                                16,349             24,075

Line of credit and long-term liabilities, net of current portion         11,287              8,093
Long-term debt due to certain stockholders                                2,000              2,000
Restructuring and other charges, long term                                  585              1,596

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized shares - 3,000,000
    Issued and outstanding shares - none                                     --                 --
  Common stock, $.01 par value:
    Authorized shares - 47,000,000
    Issued and outstanding shares - 18,584,360--2001;
      18,272,330--2000                                                      186                182
   Additional paid-in capital                                            10,531             10,127
   Retained earnings                                                        217              1,931
                                                                   --------------------------------------
Total stockholders' equity                                               10,934             12,240
                                                                   --------------------------------------
Total liabilities and stockholders' equity                              $41,155            $48,004
                                                                   ======================================


See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

               Consolidated and Combined Statements of Operations
                      (In Thousands, Except Per Share Data)


                                                                     YEAR ENDED DECEMBER 31
                                                             2001             2000              1999
                                                     ------------------------------------------------------
Net revenues                                               $70,891           $81,459          $79,613
Cost of revenues                                            40,883            50,278           50,499
                                                     ------------------------------------------------------
Gross profit                                                30,008            31,181           29,114

Selling, general, and administrative expenses               19,380            24,761           23,213
Depreciation and amortization                                2,682             2,383            1,204
                                                     ------------------------------------------------------
Operating income                                             7,946             4,037            4,697

Other (expense) income                                        (107)              790               90
Interest expense                                              (561)           (1,326)            (976)
                                                     ------------------------------------------------------

Income from continuing operations before provision
  for income taxes                                           7,278             3,501            3,811

Nonrecurring income tax charge for termination of
  Subchapter S elections                                         -                 -            3,100
Provision for income taxes                                   3,123               780              643
                                                     ------------------------------------------------------
Net income from continuing operations                        4,155             2,721               68

Discontinued operations:
  Loss from discontinued operations, net of tax
    benefits of $938, $858 and $595, respectively           (1,597)           (1,399)            (563)
  Estimated loss on disposal of discontinued
    operations, including provision of $1,000 for
    losses during phase-out period and disposal
    costs, net of tax benefit of $2,618                     (4,272)                -                -
                                                     ------------------------------------------------------
Net (loss) income                                         $ (1,714)         $  1,322        $    (495)
                                                     ======================================================
Unaudited pro forma information:
  Income from continuing operations before
    provision for income tax                                                                $   3,811
  Pro forma income tax provision                                                                1,840
                                                                                        -------------------
                                                                                                1,971
  Pro forma loss from discontinued operations, net
    of pro forma tax benefit of $429                                                             (729)
                                                                                        -------------------
  Pro forma net income                                                                      $   1,242
                                                                                        ===================
Basic/diluted net income (loss) per common share:
  Actual/pro forma income from continuing
    operations                                            $   0.23         $    0.15        $    0.13
  Actual/pro forma loss from discontinued
    operations                                               (0.32)            (0.08)           (0.05)
                                                     ------------------------------------------------------
  Actual/pro forma net (loss) income                      $  (0.09)        $    0.07        $    0.08
                                                     ======================================================
  Actual/pro forma weighted average shares
    outstanding - basic                                     18,389            18,185           15,361
                                                     ======================================================
  Actual/pro forma weighted average shares
    outstanding - diluted                                   18,467            18,303           15,367
                                                     ======================================================


See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

           Consolidated and Combined Statement of Stockholders' Equity
                                 (In Thousands)


                                                                                ADDITIONAL                       TOTAL
                                                          COMMON STOCK           PAID-IN        RETAINED     STOCKHOLDERS'
                                                  -----------------------------
                                                      SHARES        AMOUNT       CAPITAL        EARNINGS        EQUITY
                                                  --------------------------------------------------------------------------
Balance at December 31, 1998                                                                                    $ (1,405)
  Net income through July 8, 1999                                                                                  1,996
  Net distributions to stockholders                                                                                 (332)
  Stock option compensation                                                                                          752
  Deferred tax provision - termination of
    Subchapter S election                                                                                         (3,100)
                                                                                                            ----------------
Balance at July 8, 1999                                                                                         $ (2,089)
                                                                                                            ================

Reorganization prior to reverse merger with PIA       12,659         $127       $ (2,216)       $    -          $ (2,089)
  Reverse merger with PIA                              5,494           55         12,307             -            12,362
  Issuance of common stock                                 2            -              4             -                 4
  Net income July 9, 1999 to December 31, 1999             -            -              -           609               609
                                                  --------------------------------------------------------------------------
Balance at December 31, 1999                          18,155          182         10,095           609            10,886
  Stock options exercised and employee stock
    purchase plan purchases                              117            -             32             -                32
  Net income                                               -            -              -         1,322             1,322
                                                  --------------------------------------------------------------------------
Balance at December 31, 2000                          18,272          182         10,127         1,931            12,240
  Stock options exercised and employee stock
    purchase plan purchases                              312            4            404             -               408
  Net loss                                                 -            -              -        (1,714)           (1,714)
                                                  --------------------------------------------------------------------------
Balance at December 31, 2001                          18,584         $186        $10,531       $   217           $10,934
                                                  ==========================================================================


See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

               Consolidated and Combined Statements of Cash Flows
                                 (In Thousands)


                                                                    YEAR ENDED DECEMBER 31
                                                            2001              2000              1999
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                        $(1,714)           $ 1,322          $  (495)
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
    Depreciation                                           2,217              1,839              881
    Amortization                                           1,630              1,725            1,301
    Equity earnings of affiliate                               -                  -              (91)
    Estimated loss on disposal of discontinued
       operations                                          4,272                  -                -
    Taxes on termination of Subchapter
       S corporation election                                  -                  -            3,100
    Stock related compensation                                 -                  -              752
    Gain on sale of affiliate                                  -               (790)               -
    Changes in operating assets and liabilities:
       Accounts receivable                                    13              5,318           (4,497)
       Prepaid expenses and other current assets             318               (346)              36
       Deferred income taxes                               1,710               (185)               -
       Accounts payable and other liabilities             (5,938)            (2,024)          (3,294)
       Restructuring and other charges                    (1,487)            (2,766)               -
       Deferred revenue                                   (1,264)             2,240           (2,666)
                                                     ------------------------------------------------------
Net cash (used in) provided by operating activities         (243)             6,333           (4,973)

INVESTING ACTIVITIES
Purchases of property and equipment                       (1,744)            (1,941)          (2,105)
Purchase of businesses, net of cash acquired                   -                (62)           7,109
Sale of investment in affiliate                                -              1,500                -
                                                     ------------------------------------------------------
Net cash (used in) provided by investing activities       (1,744)              (503)           5,004

FINANCING ACTIVITIES
Net borrowings (payments) on line of credit                3,526             (5,596)           9,207
Proceeds from term loan                                        -                  -            3,000
Payments on long-term debt                                (1,465)            (1,113)          (1,254)
Net payments of long-term debt due to
  Spar Marketing Services, Inc.                                -                  -             (685)
Net payments to certain stockholders                        (482)              (182)           3,500
Payments of note payable, MCI                                  -             (1,045)          (9,577)
Distributions to certain stockholders                          -                  -           (3,062)
Proceeds from issuance of common stock                       408                 32                4
                                                     ------------------------------------------------------
Net cash provided by (used in) financing activities        1,987             (7,904)           1,133
                                                     ------------------------------------------------------

Net (decrease) increase in cash                                -             (2,074)           1,164
Cash at beginning of year                                      -              2,074              910
                                                     ------------------------------------------------------
Cash at end of year                                      $     -            $     -          $ 2,074
                                                     ======================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                            $ 1,892            $ 1,394          $   892
                                                     ======================================================

NON-CASH TRANSACTIONS:
  Distributions payable to certain stockholders          $     -            $     -          $ 1,332
  Equipment purchased with capital leases                      -                  -              518


See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                          Notes to Financial Statements

                                December 31, 2001

1. BUSINESS AND ORGANIZATION

The SPAR Group, Inc., a Delaware corporation formerly known as PIA Merchandising Services, Inc. (SPAR Group or the Company), is a supplier of in-store merchandising and marketing services throughout the United States and Canada. The Company also provides database marketing, teleservices, marketing research and Internet-based software. As part of a strategic realignment in the fourth quarter of 2001, the Company made the decision to divest its Incentive Marketing Division, SPAR Performance Group, Inc. (SPGI). The Company is exploring various alternatives for the sale of SPGI, including the sale of the business to SPGI's employees through the establishment of an employee stock ownership plan. The Company anticipates that the divestiture of SPGI will occur in the first half of 2002. As a result of this decision, the Company's continuing operations are now divided into three divisions: the Merchandising Services Division, the Technology Division, and the International Division. The Merchandising Services Division provides merchandising services, database marketing, teleservices and marketing research to manufacturers and retailers primarily in the mass merchandiser, video, discount drug store and grocery industries. In March 2000, the Company established its Technology Division for the purpose of marketing its proprietary Internet-based computer software. In November 2000, the Company established its International Division to focus on expanding its merchandise services business worldwide. The Incentive Marketing Division designs and implements premium incentives, manages meetings, group travel, and training programs principally for corporate clients.

MERCHANDISING SERVICES DIVISION

The Company's Merchandising Services Division consists of (1) SPAR Marketing, Inc. (SMI) (an intermediate holding company), SPAR Marketing Force, Inc. (SMF), SPAR Marketing, Inc., (SMNEV), SPAR/Burgoyne Retail Services, Inc. (SBRS), and SPAR, Inc. (SINC) (collectively, the SPAR Marketing Companies) and (2) PIA Merchandising, Co., Inc., Pacific Indoor Display d/b/a Retail Resources, Pivotal Sales Company and PIA Merchandising Ltd. (collectively, PIA or the PIA Companies). The SPAR Marketing Companies, the original predecessor of which was founded in 1967, provides nationwide retail merchandising and marketing services to home video, consumer goods and food products companies. The PIA Companies, a predecessor of the Company first organized in 1943, also is a supplier of in-store merchandising services

                        SPAR Group, Inc. and Subsidiaries

1. BUSINESS AND ORGANIZATION (CONTINUED)

throughout the United States, and was "acquired" by the SPAR Marketing Companies for accounting purposes pursuant to the Merger on July 8, 1999 (see Note 3, Business Combinations - PIA Reverse Merger, below). The PIA Companies provide these services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug chains and retail grocery stores.

The Company currently operates in all 50 states and Canada and provides a broad range of in-store merchandising and other marketing services to many of the nation's leading companies.

Merchandising services generally consist of special projects or regularly scheduled routed services provided at the store level for a specific retailer or multiple manufacturers primarily under single or multi-year contracts. Services also include stand-alone large-scale implementations. These services may include activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and selling new and promotional items. Specific in-store services can be initiated by retailers and manufacturers, such as new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services are used typically for large-scale implementations requiring over 30 days to complete. The Company also provides database marketing, teleservices and research services.

TECHNOLOGY DIVISION

In March 2000, the Company established its Technology Division, SPAR Technology Group, Inc., to separately market its proprietary application software products and services. The Company has developed and is utilizing several Internet-based software products. In addition, the Company has developed and sold Internet-based software in its other divisions. The Technology Division was established to market these applications to businesses with multiple locations and large workforces or numerous distributors desiring to improve day-to-day efficiency and overall productivity.

INTERNATIONAL DIVISION

In November 2000, the Company established its International Division, SPAR Group International, Inc., to focus on expanding its merchandising services business world-wide.

                        SPAR Group, Inc. and Subsidiaries

1. BUSINESS AND ORGANIZATION (CONTINUED)

DISCONTINUED OPERATIONS - INCENTIVE MARKETING DIVISION

The Company's Incentive Marketing Division was created in January 1999 through the Company's purchase of the business and substantially all of the assets of BIMA Group, Inc., formerly known as MCI Performance Group, Inc. (see Note 3). The purchase was made by the Company's indirect subsidiary, SPAR Performance Group, Inc. (SPGI). SPGI provides a wide variety of consulting, creative, program administration, travel and merchandise fulfillment, and training services to companies seeking to retain and motivate employees, salespeople, dealers, distributors, retailers and consumers toward certain actions or objectives.

In December 2001, the Company concluded that SPGI's business was no longer consistent with the Company's future growth strategies and decided to divest SPGI. As a result of this decision, the Company reviewed the goodwill associated with SPGI and recorded an impairment of goodwill totaling $4.3 million, net of taxes. In addition, a $1.0 million reserve was recorded in 2001 for the anticipated cost to divest of SPGI and any anticipated losses through the date of divestiture, which is expected to be in the first half of 2002.

The 2001, 2000 and 1999 consolidated statements of operations have been restated to report the results of discontinued operations separately from continuing operations. Operating results of the discontinued operations are summarized as follows:


                                                                YEARS ENDED DECEMBER 31
                                                         2001            2000             1999
                                                   --------------------------------------------------
   Net sales                                           $31,202         $28,070          $36,912
   Less:
   Cost of sales                                        26,032          22,692           30,425
   Selling, general and administrative
     expenses                                            5,736           5,654            5,981
   Interest expense                                        804             800              686
   Depreciation                                            306             322              174
   Amortization                                            859             859              804
                                                   ------------------------------------------------
   OPERATING LOSS                                       (2,535)         (2,257)          (1,158)
   Actual/pro forma provision for income tax
     benefit                                              (938)           (858)            (595)
                                                   ------------------------------------------------
   ACTUAL/PRO FORMA NET LOSS                           $(1,597)        $(1,399)         $  (563)
                                                   ================================================

                        SPAR Group, Inc. and Subsidiaries

1. BUSINESS AND ORGANIZATION (CONTINUED)

Net non-current assets and current liabilities of discontinued operations, classified separately in the 2001 and 2000 balance sheets, are summarized below:


                                                                    2001               2000
                                                            ----------------------------------------
  Net non-current assets of discontinued operations:
   Property and equipment                                         $   444             $   429
   Goodwill and other intangibles, net                              4,386              11,135
   Long-term liabilities                                                -                 (68)
                                                            --------------------------------------
                                                                    4,830              11,496

  Net current liabilities of discontinued operations:
    Accounts receivable, net                                        2,050               3,736
    Prepaid expenses and other current assets                         228                 268
    Prepaid program costs                                           3,470               3,543
    Accounts payable                                               (1,642)             (2,927)
    Accrued expenses and other current liabilities                 (1,727)             (2,289)
    Deferred revenue                                               (7,090)             (8,354)
    Current portion of long-term debt                                 (21)                  -
    Other current charges                                          (1,000)                  -
                                                            ----------------------------------------
                                                                  $(5,732)           $ (6,023)
                                                            ========================================


Other current charges represent the estimated costs to dispose of SPGI and the estimated losses from operations expected prior to the disposal of the business.

                        SPAR Group, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

CONSOLIDATION/COMBINATION

Through July 8, 1999, the combined financial statements include operating companies owned by the same two stockholders (the SPAR Companies). On July 8, 1999, the SPAR Companies reorganized and completed a "reverse" merger with the PIA Companies (see Note 3). From July 8, 1999, the consolidated financial statements include the accounts of the SPAR Group, Inc. and its wholly owned subsidiaries.

All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with maturities of three months or less at the time of acquisition to be cash equivalents.

REVENUE RECOGNITION

The Company's services are provided under contracts, which consist primarily of service fees and per unit fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. The Company's per unit contracts provide for fees to be earned based on the retail sales of client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable.

The Company also performs services on a specific project basis over a specified period ranging from one to 12 months. Revenues related to these projects are recognized on a percentage of completion method as services are performed or costs are incurred.

The Company also performs project-based services in SPGI, and the resultant revenues are recognized upon the completion of the project.

                        SPAR Group, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

UNBILLED ACCOUNTS RECEIVABLE

Unbilled accounts receivable represent services performed that are pending billing until the requisite documents have been processed or projects have been completed.

AGENCY FUNDS

Cash balances available for the administration of a customer's bonus program are deposited in accounts with financial institutions in which the Company acts as agent for a client pending payment settlement. Balances will fluctuate based upon the receipt of funds from the client. These funds are considered neither an asset nor liability of the Company. The balance of funds held in agency accounts totaled approximately $147,796 and $691,155 as of December 31, 2001 and 2000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment, including leasehold improvements, are stated at cost. Depreciation and amortization are calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease term, using the straight-line method.

INTERNAL USE SOFTWARE DEVELOPMENT COSTS

The SPAR Group adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, as of January 1, 1999, which required the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Capitalized software development costs are amortized over three years.

In 2001,  2000,  and 1999,  the  Company  capitalized  $430,000,  $994,000,  and
$1,021,000 of costs related to software developed or obtained for internal use.

                        SPAR Group, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Prior to December 31, 2001, the Company amortized all goodwill over 15 years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company considers carrying amounts of current assets and liabilities in the financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of long-term debt approximate fair value because the obligation bears interest at a variable rate. The carrying amount of notes payable to certain stockholders approximate fair value because the current effective rates reflect the market rate for debt with similar terms and remaining maturities.

                        SPAR Group, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK AND OTHER RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company has minimal cash as excess cash is generally utilized to pay its bank line of credit.

One  customer  accounted  for 25% and 20% of net  revenues  for the years  ended
December 31, 2001 and 2000, respectively. This customer approximated 23% of accounts receivable at both December 31, 2001 and 2000.

Approximately 31% and 18% of net revenues for the years ended December 31, 2001 and 2000, respectively, resulted from merchandising services performed for others at one retailer that recently filed for protection under the U.S. Bankruptcy Code. While the Company's customers and the resultant contractual relationships are with the manufacturers and not the retailer, a cessation of this retailer's business would negatively impact the Company.

INCOME TAXES

From commencement through July 8, 1999, certain of the SPAR Companies had elected, to be taxed as subchapter S corporations with the exception of SPAR/Burgoyne Retail Services, Inc., SPAR Acquisition, Inc., SPAR Incentive Marketing, Inc. and SPAR Marketing, Inc., which were taxed as C corporations. The stockholders of the subchapter S companies included the applicable SPAR Company's corporate income in their personal income tax returns. Accordingly, these subchapter S companies were not subject to federal corporate income tax during the period for which they were S corporations. In certain states, income taxes were a direct responsibility of the Company.

In connection with the Company's July 1999 reorganization, the subchapter S status of each applicable SPAR Company was terminated. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or

                        SPAR Group, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in net deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, requires disclosure of fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to continue to account for employee stock-based transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed in Note 11 to the consolidated financial statements actual and pro forma basic and diluted net income (loss) per share as if the Company had applied the fair value method of accounting.

PRO FORMA EARNINGS PER SHARE

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and potential common shares for each period represented. Potential common shares include stock options, using the treasury stock method.

                        SPAR Group, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of the consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement is expected to result in an increase in net income from continued operations of approximately $0.8 million ($0.04 per share based on current outstanding shares) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

                        SPAR Group, Inc. and Subsidiaries

RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform with the 2001 presentation.

3. BUSINESS COMBINATIONS

MCI ACQUISITION

On January 15, 1999, SPGI acquired substantially all the business and assets (the MCI Acquisition) of BIMA Group, Inc., a Texas corporation formerly known as MCI Performance Group, Inc. (MCI), pursuant to their Asset Purchase Agreement dated as of December 23, 1998, as amended (the MCI Purchase Agreement). The transaction was accounted for as a purchase and consisted of consideration of $1.8 million cash, an $8.8 million note (as amended) payable to MCI (the MCI
Note) and the assumption of certain agreed-upon liabilities (the MCI Purchase Price).

The MCI Purchase Price was allocated to the assets acquired by SPGI, as agreed upon in a schedule to the MCI Purchase Agreement, which generally used their respective carrying values, as these carrying values were deemed to represent fair market values of those assets and liabilities. The excess purchase price paid by SPGI for the business and assets of MCI over the fair value of those assets was $13.0 million, and was being amortized using the straight-line method over 15 years. (See Note 1 Discontinued Operations.)

PIA REVERSE MERGER

On July 8, 1999, SG Acquisition, Inc., (PIA Acquisition), a wholly owned subsidiary of PIA Merchandising Services, Inc., (PIA Delaware), merged into and with SPAR Acquisition, Inc., (SAI) (the Merger) pursuant to the Agreement and Plan of Merger dated as of February 28, 1999, as amended (the Merger Agreement), by and among (i) PIA Delaware, PIA Merchandising Co., Inc. (PIA California), and PIA Acquisition (collectively, the PIA Parties), and (ii) SAI, SPAR Marketing, Inc. (SMI), SPAR Marketing Force, Inc. (SMF), SPAR Marketing, Inc. (SMNEV), SPAR, Inc. (SINC), SPAR/Burgoyne Retail Services, Inc. (SBRS), SPAR Incentive Marketing, Inc. (SIM), SPAR Performance Group, Inc. (SPGI) and SPAR Trademarks, Inc. (STM) (each a SPAR Company and collectively, the SPAR Companies).

                        SPAR Group, Inc. and Subsidiaries

3. BUSINESS COMBINATIONS (CONTINUED)

PIA Delaware (pre-Merger only), PIA California and each of the PIA California's direct and indirect subsidiaries (i.e., Pacific Indoor Display Co., Inc.
(Pacific), Pivotal Sales Company (Pivotal) and PIA Merchandising Limited (PIA Canada), may be referred to individually as a "PIA Company" and collectively as the "PIA Companies."

In connection with the Merger, PIA Delaware changed its name to SPAR Group, Inc. (referred to post-Merger individually as SGRP or the Company). Although the SPAR Companies became subsidiaries of PIA Delaware (now SGRP) as a result of this "reverse" Merger, the transaction was accounted for as required under generally accepted accounting principles as a purchase by the SPAR Companies of the PIA Companies, with the books and records of SGRP being adjusted to reflect the historical operating results of the SPAR Companies.

In the transaction, the former shareholders and optionholders of SAI received approximately 12.7 million shares of common stock and 134,114 common stock options, respectively. The purchase price of approximately $12.3 million was allocated based on the estimated fair value of the assets of the PIA Companies deemed for accounting purposes to have been acquired by the SPAR Companies.

The goodwill that resulted from the Merger was calculated after giving effect to the merger costs of the PIA Companies totaling $2.4 million and the anticipated restructuring costs that are directly related to the Merger totaling $9.4 million (see Note 13, below). The excess purchase price deemed paid by the SPAR Companies for the assets of the PIA Companies over the fair value of those assets was $13.7 million and is being amortized, prior to December 31, 2001, using the straight-line method over 15 years. In 2000, the amount of goodwill related to this transaction was adjusted with an increase of approximately $2.0 million for additional pre-merger related liabilities and restructure related costs and a decrease of approximately $1.8 million as a result of a change in the valuation allowance on deferred taxes. In 2001, the amount of goodwill related to this transaction decreased approximately $1.2 million as a result of the reduction of estimates associated with pre-merger related liabilities and restructure reserves.

                        SPAR Group, Inc. and Subsidiaries

4. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts receivable, net, consists of the following (in thousands):


                                                                                    DECEMBER 31
                                                                               2001             2000
                                                                       ------------------------------------
   Trade                                                                      $16,366          $16,453
   Unbilled                                                                     5,095            5,666
   Non-trade                                                                        8                -
                                                                       ------------------------------------
                                                                               21,469           22,119
   Less allowance for doubtful accounts and other                                 325            2,648
                                                                       ------------------------------------
                                                                              $21,144          $19,471
                                                                       ====================================

Goodwill and other intangibles, net, consists of the following (in thousands):


                                                                                    DECEMBER 31
                                                                               2001             2000
                                                                       ------------------------------------
   Goodwill and other intangibles                                             $10,512          $11,734
   Less accumulated amortization                                                2,155            1,384
                                                                       ------------------------------------
                                                                              $ 8,357          $10,350
                                                                       ====================================

Property and equipment consists of the following (in thousands):


                                                                                    DECEMBER 31
                                                                               2001             2000
                                                                       ------------------------------------
   Equipment                                                                  $3,818           $2,817
   Furniture and fixtures                                                        509              518
   Leasehold improvements                                                        123              123
   Capitalized software development costs                                      2,504            2,073
                                                                       ------------------------------------
                                                                               6,954            5,531
   Less accumulated depreciation and amortization                              4,310            2,399
                                                                       ------------------------------------
                                                                              $2,644           $3,132
                                                                       ====================================


                        SPAR Group, Inc. and Subsidiaries

4. SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)

Accrued expenses and other current liabilities consists of the following (in thousands):

                                                              DECEMBER 31
                                                          2001           2000
                                                     ---------------------------

  Accrued salaries and other related costs               $1,831         $1,929
  Accrued medical and compensation insurance                  4            165
  Amounts held on behalf of third parties                     -             82
  Accrued merger related costs                            2,397          3,661
  Other                                                   1,636          2,807
                                                     ---------------------------
                                                         $5,868         $8,644
                                                     ===========================

5. LINE OF CREDIT AND LONG-TERM LIABILITIES

In 1999, IBJ Whitehall Business Credit Corporation ("IBJ Whitehall") and the members of the SPAR Group (other than PIA Canada) (collectively, the Borrowers) entered into a Revolving Credit, Term Loan and Security Agreement as amended (the Bank Loan Agreement). The Bank Loan Agreement provides the Borrowers with a $15.0 million Revolving Credit facility and a $2.5 million term loan. The Revolving Credit facility allows the Borrowers to borrow up to $15.0 million based upon a borrowing base formula as defined in the Agreement (principally 85% of "eligible" accounts receivable). The Bank Loan Agreement's revolving credit loans of $15.0 million were scheduled to mature on September 21, 2002. On March 1, 2002, IBJ Whitehall extended the maturity date to February 28, 2003. The Term Loan amortized in equal monthly installments of $83,334 and was repaid in full as of December 31, 2001. The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 5.25% per annum at December 31, 2001). In addition, the Borrowers are required to make mandatory prepayments in an amount equal to 25% of Excess Cash Flow, as defined in the Bank Loan Agreement, for each fiscal year, to be applied first to the Term Loan and then to the revolving credit loans (subject to the Borrowers' ability to re-borrow revolving advances in accordance with the terms of the Bank Loan Agreement). In July 2001, the Company made an additional $250,000 payment on the Term Loan as a result of the Excess Cash Flow requirement. The facility is secured with all the assets of the Company and its subsidiaries.

                        SPAR Group, Inc. and Subsidiaries

5. LINE OF CREDIT AND LONG-TERM LIABILITIES (CONTINUED)

The Bank Loan Agreement contains an option for the Bank to purchase 16,667 shares of common stock of the Company for $0.01 per share in the event that the Company's average closing share price over ten consecutive trading day period exceeds $15.00 per share. This option expires September 22, 2002.

The Bank Loan Agreement contains certain financial covenants which must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth," a "Fixed Charge Coverage Ratio," a minimum ratio of Debt to EBITDA and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement. The Company was in compliance with such financial covenants at December 31, 2001, with the exception of the minimum net worth covenant (due to the estimated loss on disposal of discontinued operations) for which a waiver was obtained from IBJ Whitehall.

The balances outstanding on the revolving line of credit were $11.3 million and $7.8 million at December 31, 2001 and December 31, 2000, respectively. As of December 31, 2001 based upon the borrowing base formula, the SPAR Group had availability of $2.9 million of the $3.7 million unused revolving line of credit.

The Company's line of credit and long-term liabilities consist of the following at December 31 (in thousands):

                                                          2001           2000
                                                     ---------------------------

  Revolving line of credit, maturing February 2003       $11,287        $7,761
  Term loan                                                    -         1,250
  Other long-term liabilities                                 57           225
                                                     ---------------------------
                                                          11,344         9,236
  Current maturities of long-term liabilities                 57         1,143
                                                     ---------------------------
                                                         $11,287        $8,093
                                                     ===========================

Maturities of long-term debt at December 31, 2001 are as follows (in thousands):

  Year ending December 31:

   2002                                                  $    57
   2003                                                   11,287
                                                         -------
                                                         $11,344
                                                         =======

                        SPAR Group, Inc. and Subsidiaries

6. INCOME TAXES

The provision for income tax (benefit) expense from continuing operations is summarized as follows (in thousands):

                                  2001             2000              1999
                          ------------------------------------------------------
   Current                      $3,081              $533             $643
   Deferred                         42               247                -
                          ------------------------------------------------------
                                $3,123              $780             $643
                          ======================================================

The provision for income taxes from continuing operations is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

                                                         YEARS ENDED DECEMBER 31

                                                            2001        2000
                                                         -----------------------

  Provision for income taxes at federal statutory rate     $2,475      $1,190
  State income taxes, net of federal benefit                  317         140
  Other permanent differences                                 317         321
  Change in valuation allowance                                 -        (825)
  Other                                                        14         (46)
                                                         -----------------------
  Provision for income taxes                               $3,123      $  780
                                                         =======================

                        SPAR Group, Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

Deferred taxes consist of the following (in thousands):


                                                                                    DECEMBER 31
                                                                               2001             2000
                                                                      ------------------------------------
  Deferred tax assets:
    Net operating loss carryforwards                                          $4,150           $5,750
    Restructuring                                                                879            1,444
    Accrued compensation, vacation and pension                                   229              290
    Accrued insurance                                                            217              545
    Allowance for doubtful accounts and other receivable                         166            1,065
    Estimated loss on disposal of incentive business SPGI                      2,618                -
    Other, net                                                                   290              387
    Valuation allowance                                                       (3,622)          (4,259)
                                                                      ------------------------------------
  Total deferred tax assets                                                    4,927            5,222

  Deferred tax liabilities:
    Nonrecurring charge for termination of Subchapter S election                 797            1,993
    Capitalized software development costs                                       500              429
                                                                       ------------------------------------
  Total deferred tax liabilities                                               1,297            2,422
                                                                       ------------------------------------
  Net deferred tax assets                                                     $3,630           $2,800
                                                                       ====================================


At December 31, 2001, the Company has net operating loss carryforwards (NOLs) of $10.9 million available to reduce future federal taxable income. The Company's net operating loss carryforwards begin to expire in the year 2012. Section 382 of the Internal Revenue Code restricts the annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership has occurred in connection with the PIA Merger, thereby restricting the NOLs available to the Company to approximately $12.5 million over 18 years.

The Company has established a valuation allowance for the deferred tax assets related to the available NOLs that are deductible for years subsequent to 2003 totaling $3,622,000. The entire $3,622,000 valuation allowance at December 31, 2001 if realized will result in a reduction of goodwill associated with the PIA acquisition.

                        SPAR Group, Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

Deferred tax assets have been offset by a valuation allowance as deemed necessary based on the Company's estimates of its future sources of taxable income and the expected timing of temporary difference reversals.

In 2001, the Company realized the benefit of certain deferred tax assets and recorded a $637,000 change in its valuation allowance. A portion of the benefit recorded resulted in a $250,000 reduction of goodwill associated with the PIA acquisition.

In 2000, the Company realized the benefit of certain deferred tax assets and recorded a $2,680,000 change in its valuation allowance. The benefit recorded resulted in a $825,000 reduction of tax expense and a $1,855,000 reduction of Goodwill associated with the PIA acquisition.

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

The SPAR Group expects to be able to offset the deferred tax liability by utilizing a deferred tax asset from the benefit of the PIA Companies' net operating loss carryforwards. The individuals who were the stockholders of the applicable SPAR Companies at that time were obligated to pay the 1999 and prior income taxes relating to taxable income during the periods up to the Merger date.

The pro forma disclosure on the statement of operations reflect adjustments to present the provision for income taxes as if the applicable SPAR Company had not been S corporations. The pro forma provisions for income taxes for the year ended December 31, 1999, of $1.8 million from continuing operations is computed using a combined federal and state tax rate of 37% of taxable income.

                        SPAR Group, Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

The one-time, non-cash stock related compensation expense recorded in the year ended December 31, 1999 of approximately $752,000 is not tax-deductible by the SPAR Group for federal and state income tax purposes. In addition, the amortization of purchased goodwill generated by the reverse Merger is not tax-deductible. The pro forma tax provision for the year ended December 31, 1999 has been adjusted for the effects of these non-tax-deductible items.

7. COMBINED SHAREHOLDERS' EQUITY

Prior to the July 8, 1999 Merger, the subchapter S status of each applicable SPAR Company was terminated for federal and state tax purposes. As of July 8, 1999, undistributed earnings of the SPAR Group were reclassified to additional paid-in capital.

8. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases contain escalation clauses and require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $1.0 million, $1.1 million, and $1.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. At December 31, 2001, future minimum commitments under all noncancelable operating lease arrangements are as follows (in thousands):

  2002                                                                 $1,176
  2003                                                                    918
  2004                                                                    779
  2005                                                                    511
  2006                                                                    492
                                                                  --------------
                                                                       $3,876
                                                                  ==============

                        SPAR Group, Inc. and Subsidiaries

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

In June 2000, Argonaut Insurance Co. filed a complaint alleging damages of approximately $883,000 plus interest against the Company in Orange County Superior Court, Santa Ana, California Case No. 00CC07125 with respect to alleged breach of contract. In February 2002, this case was settled for $700,000. The liability was accrued at December 31, 2001, as part of the accrued merger related costs.

On October 24, 2001, Safeway Inc. filed a complaint alleging damages of approximately $3.6 million plus interest and costs and alleged punitive damages in an unspecified amount against the Company in Alameda County Superior Court, California, Case No. 2001028498 with respect to (among other things) alleged breach of contract. This case is being vigorously contested by the Company.

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company management, disposition of these matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

9. EMPLOYEE BENEFITS

RETIREMENT/PENSION PLANS

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. Employer contributions were approximately $93,000, $64,000, and $63,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Certain of the Company's PIA employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. Pension expense related to these plans was approximately $77,000, $24,000, and $30,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

                        SPAR Group, Inc. and Subsidiaries

9. EMPLOYEE BENEFITS (CONTINUED)

STOCK PURCHASE PLANS

The Company has an Employee and Consultant Stock Purchase Plans (SP Plans). The SP Plans allow employees and consultants of the Company to purchase common stock at a discount, without having to pay any commissions on the purchases. The maximum amount that any employee or consultant can contribute to the SP Plans per quarter is $6,250, and the total number of shares reserved by the Company for purchase under the SP Plans is 500,000. During 2001, 2000 and 1999, the Company issued 2,638 shares, 452 shares, and 7,568 shares of common stock, at a weighted average price of $1.90, $3.03, and $2.71 per share, respectively.

10. RELATED-PARTY TRANSACTIONS

The SPAR Group, Inc. is affiliated through common ownership with SPAR Marketing Services, Inc. (SMS), SPAR Management Services, Inc., Affinity (f/k/a Infinity) Insurance Ltd. and SPAR Infotech, Inc.

The Company purchases field management services and the use of independent contractor services from SPAR Management Services, Inc. and SPAR Marketing Services, Inc., respectively.

The Company purchases Internet consulting services from SPAR Infotech, Inc.

The following transactions occurred between the SPAR Companies and the above affiliates (in thousands):

                                                YEARS ENDED DECEMBER 31
                                            2001        2000        1999
                                         -----------------------------------
  Services provided by affiliates:
   Independent contractor services         $8,337      $5,177      $4,111
                                         ===================================

    Field management services              $6,779      $4,388      $4,344
                                         ===================================

    Internet consulting services           $1,185      $  769      $  608
                                         ===================================
  Services provided to affiliates:
    Management services                    $  390      $  692      $  665
                                         ===================================

                        SPAR Group, Inc. and Subsidiaries

10. RELATED-PARTY TRANSACTIONS (CONTINUED)

Through the services of Affinity Insurance, Ltd., the Company purchased insurance coverage for its casualty and property insurance risk, for approximately $1,085,000, $994,000 and $959,000 for the years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively (in thousands).

                                                                DECEMBER 31
                                                             2001         2000
                                                          ----------------------

  Balance due to (from) affiliates included in accrued
   liabilities:
      SPAR Management Services, Inc.                          $  -      $(26)
      SPAR Marketing Services, Inc.                            611       582
      SPAR Infotech, Inc.                                        -        (4)
                                                          ----------------------
                                                              $611      $552
                                                          ======================

In 1999, the Company had an investment in an affiliate, which provided telemarketing and related services. In 2000, the Company sold its interests in the affiliate for $1.5 million and recorded a gain of approximately $790,000 that was included in other income.

In 2000, the Company's affiliate SMS settled its claim with the Internal Revenue Service. As a result of this settlement, the $500,000 contingent liability amount the Company had accrued at December 31, 1999 was reversed with a corresponding credit made to cost of revenues.

11. STOCK OPTIONS

The Company has five stock option plans: the 1990 Stock Option Plan (1990 Plan), the Amended and Restated 1995 Stock Option Plan (1995 Plan), the 1995 Director's Plan (Director's Plan), the Special Purpose Stock Option Plan, and the 2000 Stock Option Plan (2000 Plan).

The 1990 Plan is a nonqualified option plan providing for the issuance of up to 830,558 shares of common stock to officers, directors, and key employees. The options have a term of ten years and one week and are either fully vested or will vest ratably no later than five years from the grant date. Since 1995, the Company has not granted any new options under this plan.

                        SPAR Group, Inc. and Subsidiaries

11. STOCK OPTIONS (CONTINUED)

The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specific employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of the Company's common stock. The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for which the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant. Since 2000, the Company has not granted any new options under this Plan. During 2001, options to purchase 2,349,825 shares of the Company's common stock under the 1995 Plan were voluntarily surrendered and canceled, and no options to purchase shares of the Company's common stock were exercised under this Plan. At December 31, 2001, options to purchased 81,125 shares of the Company's common stock remain outstanding under this Plan. The 1995 Plan has been replaced by the 2000 Plan.

The Director's Plan was a stock option plan for non-employee directors and provided for the purchase of up to 100,000 shares of the Company's common stock. Since 2000, the Company has not granted any new options under this Plan. During 2001, no options to purchase shares of the Company's common stock were exercised under this Plan. At December 31, 2001, no options to purchase shares of the Company's common stock remained outstanding under this Plan. The Director's Plan has been replaced by the 2000 Plan.

On July 8, 1999, in connection with the merger, the Company established the Special Purpose Stock Option Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were 134,114 options granted at $0.01 per share. Since July 8, 1999, the Company has not granted any new options under this plan. During 2001, no options to purchase shares of the Company's common stock were exercised under this Plan. At December 31, 2001, options to purchase 25,750 shares of the Company's common stock remain outstanding under this Plan.

On December 4, 2000, the Company adopted the 2000 Plan, as the successor to the 1995 Plan and the Director's Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000 under the 1995 Plan). The options have a term of ten years, except in

                        SPAR Group, Inc. and Subsidiaries

11. STOCK OPTIONS (CONTINUED)

the case of incentive stock options granted to greater than 10% stockholders for whom the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant (although typically are issued at 100%), and the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. During 2001, options to purchase 2,567,344 shares of the Company's common stock were granted under this Plan. Options to purchase 309,492 shares of the Company's common stock were exercised under this Plan during 2001. At December 31, 2001, options to purchase 2,356,852 shares of the Company's common stock remain outstanding under this Plan and options to purchase 852,531 shares of the Company's common stock were available for grant under this Plan.

The following table summarizes stock option activity under the Company's plans:


                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                       SHARES     EXERCISE PRICE
                                                                  ------------------------------
  Options outstanding at July 8, 1999, date of reverse
   merger                                                             1,438,285        $5.91
  Granted                                                             2,294,858         4.82
  Exercised                                                             (10,811)        2.78
  Canceled or expired                                                  (416,810)        5.51
                                                                  ----------------
  Options outstanding, December 31, 1999                              3,305,522         5.22

  Granted                                                               479,500         2.59
  Exercised                                                            (115,864)         .27
  Canceled or expired                                                  (679,309)        5.94
                                                                  ----------------
  Options outstanding, December 31, 2000                              2,989,849         4.82

  Granted                                                             2,564,844         2.48
  Exercised                                                            (309,492)        1.30
  Canceled or expired                                                (2,761,474)        5.00
                                                                  ----------------
  Options outstanding, December 31, 2001                              2,483,727         2.63
                                                                  ================

  Option price range at end of year                                        $0.01 TO $14.00


                        SPAR Group, Inc. and Subsidiaries

11. STOCK OPTIONS (CONTINUED)


                                                       2001            2000             1999
                                                 --------------------------------------------------
   Weighted average fair value of options
    granted during the year                            $1.28           $2.59           $4.94


In January 2001, 2,349,825 options issued under the 1995 Stock Option Plan with a weighted average exercise price of $4.97 were cancelled. In August 2001, replacement options were granted under the Company's 2000 Plan.

The following table summarizes information about stock options outstanding at December 31, 2001:


                                       OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                        -------------------------------------------------   -------------------------------
                                               WEIGHTED
                             NUMBER            AVERAGE         WEIGHTED         NUMBER
                         OUTSTANDING AT       REMAINING        AVERAGE       EXERCISABLE AT     WEIGHTED
        RANGE OF          DECEMBER 31,       CONTRACTUAL       EXERCISE       DECEMBER 31,      AVERAGE
     EXERCISE PRICES          2001              LIFE            PRICE            2001        EXERCISE PRICE
   -------------------- -------------------------------------------------   -------------------------------
     Less than $1.00          219,769         9.0 years          $0.56            77,144         $  0.22
      $1.01 - $2.00         1,838,994         8.2 years           1.34           388,917            1.30
      $2.01 - $4.00            41,125         8.1 years           3.16            15,375            3.13
   Greater than $4.00         383,839         9.2 years           9.97            29,500           11.10
                        -----------------                                   -------------
   Total                    2,483,727         8.4 years           2.63           510,936            1.75
                        ==================                                  =============


Outstanding warrants are summarized below:

                                                                           SHARES              EXERCISE
                                                                         SUBJECT TO            PRICE PER
                                                                           WARRANTS              SHARE
                                                                       ------------------------------------

  Balance, December 31, 2001                                                96,395          $2.78 - $8.51


The above warrants expire at various dates from 2002 through 2004.

                        SPAR Group, Inc. and Subsidiaries

11. STOCK OPTIONS (CONTINUED)

The  Company  has  adopted  the  disclosure-only  provisions  of SFAS  No.  123,
Accounting for Stock-Based Compensation. No compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and pro forma net income (loss) per share from continuing operations would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):


                                                                       YEAR ENDED DECEMBER 31
                                                                 2001           2000           1999
                                                            ----------------------------------------------
  Actual/pro forma net (loss) income, as reported                $(1,714)        $1,322         $1,242
  Pro forma net loss, as adjusted                                   (585)          (635)        (1,011)

  Actual/pro forma basic and diluted net (loss)
   income per share, as reported                                 $ (0.09)        $ 0.07         $ 0.08
  Actual/pro forma basic and diluted net loss per
   share, as adjusted                                            $ (0.03)        $(0.03)        $(0.07)


The pro forma effect on net income is not representative of the pro forma effect on net income in future years because the options vest over several years and additional awards may be made in the future.

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 187%, 237%, and 186% for 2001, 2000, and 1999, respectively; risk-free interest rate of 5.14%, 6.89%, and 5.65%; and expected lives of six years.

                        SPAR Group, Inc. and Subsidiaries

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

As of December 31, 2001, notes payable to certain stockholders total $4.7 million, which have an interest rate of 8.0% and are due on demand. The current bank agreements contain certain restrictions on the repayment of stockholder debt and accordingly $2.0 million at both December 31, 2001 and 2000 is classified as long-term.

13. SEGMENTS

As a result of the Company's decision to divest its Incentive Marketing Division, the Company now operates solely in the Merchandising Services Industry Segment.

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

                        SPAR Group, Inc. and Subsidiaries

14. RESTRUCTURING AND OTHER CHARGES (CONTINUED)

The following table displays a rollforward of the liabilities for restructuring and other charges from July 8, 1999 Merger to December 31, 2001 (in thousands):


                                INITIAL      PERIOD ENDED                   ADJUSTMENTS     YEAR ENDED
                             RESTRUCTURING   DECEMBER 31,    DECEMBER 31,       IN          DECEMBER 31,   DECEMBER 31,
                               AND OTHER        1999            1999       RESTRUCTURING       2000            2000
                                CHARGES       DEDUCTIONS       BALANCE        CHARGES       DEDUCTIONS       BALANCE
                             ------------------------------------------------------------------------------------------
  Type of cost:
    Employee separation        $1,606         $  (491)         $1,115        $   748         $(1,376)         $  487
    Equipment lease
      settlements               2,740            (326)          2,414          1,367          (1,011)          2,770
    Office lease settlements    1,794            (252)          1,542           (619)           (379)            544
    Redundant assets              957            (957)              -              -               -               -
                             ------------------------------------------------------------------------------------------
                               $7,097         $(2,026)         $5,071        $ 1,496         $(2,766)         $3,801
                             ==========================================================================================



                                                        ADJUSTMENTS IN       YEAR ENDED
                                   DECEMBER 31, 2000    RESTRUCTURING     DECEMBER 31, 2001    DECEMBER 31, 2001
                                        BALANCE            CHARGES           DEDUCTIONS             BALANCE
                                   -------------------------------------------------------------------------------
  Type of cost:
    Employee separation                 $  487             $(132)              $  (355)             $    -
    Equipment lease settlements          2,770                 -                (1,008)              1,762
    Office lease settlements               544                 -                  (124)                420
                                   -------------------------------------------------------------------------------
                                        $3,801             $(132)              $(1,487)             $2,182
                                   ===============================================================================


The maturities of long-term restructuring and other charges at December 31, 2001 are as follows (in thousands):

  2002                                                                $1,597
  2003                                                                   350
  2004                                                                   235

Management believes that the remaining reserves for restructuring are adequate to complete its plan.

At December 31, 2001, the SPAR Group is obligated, under certain circumstances, to pay other costs in connection with the Merger of approximately $2.2 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation of approximately $1.2 million at December 31, 2001 (see Note 4). The SPAR Group has also accrued approximately $1.2 million for expenses incurred by PIA prior to the Merger, which have not been paid (see Note 4).

                        SPAR Group, Inc. and Subsidiaries

15. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):


                                                                     YEAR ENDED DECEMBER 31
                                                              2001            2000             1999
                                                        --------------------------------------------------
  Numerators:
    Actual/pro forma net income from continuing
       operations                                            $ 4,155          $2,721           $1,971
    Actual loss from operations of discontinued division      (5,869)         (1,399)            (729)
                                                        --------------------------------------------------
    Actual net (loss) income                                 $(1,714)         $1,322           $1,242
                                                        ==================================================
  Denominator:
    Shares used in basic earnings per share calculation       18,389          18,185           15,361

    Effect of diluted securities:
      Employee stock options                                      78             118                6
                                                        --------------------------------------------------
    Shares used in diluted earnings per share
       calculations                                           18,467          18,303           15,367
                                                        ==================================================

  Actual basic and diluted earnings per common share:

    Income from continuing operations                         $ 0.23           $0.15            $0.13

    Loss from operations of discontinued division              (0.32)          (0.08)           (0.05)
                                                        --------------------------------------------------

    Net (loss) income                                         $(0.09)          $0.07            $0.08
                                                        ==================================================

                        SPAR Group, Inc. and Subsidiaries

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for 2001 and 2000 was as follows (in thousands, except earnings per share amounts):


                                                                       QUARTER
                                                  FIRST         SECOND          THIRD         FOURTH
                                             -------------------------------------------------------------
  YEAR ENDED DECEMBER 31, 2001

  Net revenues                                    $14,941        $16,091        $19,025        $20,834
  Gross profit                                      6,193          6,231          7,356         10,228
  Income from continuing operations                   147            700          1,263          2,045

  Income (loss) from discontinued operations          530           (381)          (686)        (5,332)
                                             -------------------------------------------------------------
  Net income (loss)                               $   677        $   319        $   577        $(3,287)(1)
                                             =============================================================

  Basic/diluted net income (loss) per
    common share:
      Actual income from continuing
        operations                                $  0.01        $  0.04        $  0.07        $  0.11
      Income (loss) from discontinued
        operations                                   0.03          (0.02)         (0.04)         (0.29)
                                             -------------------------------------------------------------
  Net income (loss)                               $  0.04        $  0.02        $  0.03        $ (0.18)
                                             =============================================================

  YEAR ENDED DECEMBER 31, 2000
  Net revenues                                    $24,682        $21,866        $16,535        $18,376
  Gross profit                                      8,158          8,186          6,710          8,127
  Income from continuing operations                   675            603            431          1,012
  Loss from discontinued operations                  (259)          (490)          (331)          (319)
                                             -------------------------------------------------------------
  Net income                                      $   416        $   113        $   100        $   693(2)
                                             =============================================================

  Basic/diluted net income (loss) per
    common share:
      Actual income from continuing
        operations                                $ 0.04          $0.03          $0.03         $ 0.06
      Loss from discontinued operations            (0.02)         (0.02)         (0.02)         (0.02)
                                             -------------------------------------------------------------
  Net income                                      $ 0.02          $0.01          $0.01         $ 0.04
                                             =============================================================


(1)  Includes a $4,272,000 estimated loss on disposal of SPGI.

(2) Includes the realization of approximately $637,000 of income tax benefit as a result of the change in the deferred income tax valuation allowance.

                        SPAR Group, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

                                 (In Thousands)


                                       BALANCE AT
                                      BEGINNING OF  CHARGED TO COSTS    CHARGED TO                   BALANCE AT END
                                         PERIOD       AND EXPENSES    OTHER ACCOUNTS  DEDUCTIONS (1)     OF PERIOD
                                    ---------------------------------------------------------------------------------
Year ended December 31, 2001:
 Deducted from asset accounts:
  Allowance for doubtful
    accounts                            $2,648          $  472          $    -           $2,795          $  325

Year ended December 31, 2000:
 Deducted from asset accounts:
  Allowance for doubtful
    accounts                            $2,035          $1,304          $    -           $  691          $2,648

Year ended December 31, 1999:
 Deducted from asset accounts:
  Allowance for doubtful
    accounts                            $  605          $  986          $1,221(2)        $  777          $2,035


(1)  Uncollectible accounts written off, net of recoveries.

(2) $1,221 charged to other accounts represents the amounts acquired through the PIA acquisition.