Form 10-Q
period 2002-03-31
SPAR GROUP INC
filed 2002-05-15
CIK 1004989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the first quarterly period ended March 31, 2002

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





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes


    On May 7, 2002, there were 18,586,878 shares of Common Stock outstanding.

                                SPAR GROUP, INC.

                                      Index


PART I:  FINANCIAL INFORMATION

Item 1: Financial Statements

        Condensed Consolidated Balance Sheets
        as of March 31, 2002 and December 31, 2001.............................3

        Condensed Consolidated Statements of Operations for
        the three months ended March 31, 2002 and March 31, 2001...............4

        Condensed Consolidated Statements of Cash Flows
        for the three months ended March 31, 2002 and
        March 31, 2001.........................................................5

        Notes to Condensed Consolidated Financial Statements...................6

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations....................................8

Item 3: Quantitative and Qualitative Disclosures About Market Risk............15

PART II: OTHER INFORMATION

Item 1: Legal Proceedings.....................................................16

Item 2: Changes in Securities and Use of Proceeds.............................16

Item 3: Defaults upon Senior Securities.......................................16

Item 4: Submission of Matters to a Vote of Security Holders...................16

Item 5: Other Information.....................................................16

Item 6: Exhibits and Reports on Form 8-K......................................16

SIGNATURES....................................................................17

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                                SPAR GROUP, INC.

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                             MARCH 31,      DECEMBER 31,
                                                                                2002            2001
                                                                          ---------------------------------
ASSETS                                                                      (Unaudited)        (Note)
Current assets:
   Cash and cash equivalents                                              $          -    $          -
   Accounts receivable, net                                                     18,381          21,144
   Prepaid expenses and other current assets                                       557             440
   Deferred income taxes                                                         3,241           3,241
                                                                          ---------------------------------
Total current assets                                                            22,179          24,825

Property and equipment, net                                                      2,321           2,644
Goodwill and other intangibles, net                                              8,357           8,357
Deferred income taxes                                                              389             389
Other assets                                                                        28             110
Net assets from discontinued operations                                          4,824           4,830
                                                                          ---------------------------------
Total assets                                                              $     38,098    $     41,155
                                                                          =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $        877    $        440
   Accrued expenses and other current liabilities                                6,251           5,868
   Restructuring and other charges, current                                      1,507           1,597
   Due to certain stockholders                                                   2,455           2,655
   Current portion of long-term debt                                                 -              57
   Net liabilities from discontinued operations                                  5,822           5,732
                                                                          ---------------------------------
Total current liabilities                                                       16,912          16,349

Line of credit and long-term liabilities, net of current portion                 7,269          11,287
Long-term debt due to certain stockholders                                       2,000           2,000
Restructure and other charges, long-term                                           497             585

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none                                            -               -
   Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares - 18,585,441 - March 31, 2002 and
        18,582,615 - December 31, 2001                                             186             186
   Additional paid-in capital                                                   10,535          10,531
   Retained earnings                                                               699             217
                                                                          ---------------------------------
Total stockholders' equity                                                      11,420          10,934
                                                                          ---------------------------------
Total liabilities and stockholders' equity                                $     38,098    $     41,155
                                                                          =================================

Note: The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements

See accompanying notes.

                                SPAR GROUP, INC.

                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)

                                                       THREE MONTHS ENDED
                                                   -------------------------
                                                   MARCH 31,       MARCH 31,
                                                     2002            2001
                                                   ---------       ---------

Net revenues                                       $  16,046       $  14,941
Cost of revenues                                       9,751           8,748
                                                   ---------       ---------
Gross profit                                           6,295           6,193

Selling, general and administrative expenses           4,967           4,770
Depreciation and amortization                            417             630
                                                   ---------       ---------
Operating income                                         911             793

Interest expense                                          48             153
Other expense                                             82               -
                                                   ---------       ---------
Income before provision for income taxes                 781             640

Provision for income taxes                               299             273
                                                   ---------       ---------
Income from continuing operations                        482             367
Income from discontinued operations, net                   -             310
                                                   ---------       ---------
Net income                                         $     482       $     677
                                                   =========       =========

 Basic/diluted net income per common share:

   Income from continuing operations               $   0.03        $    0.02

   Income from discontinued operations, net            -                0.02
                                                   ---------       ---------

   Net Income                                      $     0.03      $    0.04
                                                   =========       =========

   Weighted average common shares - basic             18,584          18,272
                                                   =========       =========

   Weighted average common shares - diluted           18,951          18,322
                                                   =========       =========

See accompanying notes.

                                SPAR GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                           (unaudited) (In thousands)

                                                                            THREE MONTHS ENDED
                                                                   --------------------------------------
                                                                      MARCH 31,            MARCH 31,
                                                                         2002                 2001
                                                                   -----------------    -----------------

OPERATING ACTIVITIES
Net income                                                          $       482         $        677
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation                                                           417                  437
     Amortization                                                                                193
     Changes in operating assets and liabilities:
       Accounts receivable                                                2,763                2,486
       Prepaid expenses and other current assets and prepaid
          program costs                                                     (35)                (118)
       Accounts payable, accrued expenses and other current
          liabilities                                                       820                 (528)
       Restructuring charges                                               (178)                (649)
       Discontinued operations, net                                          96               (2,444)
                                                                   -----------------    -----------------
Net cash provided by operating activities                                 4,365                   54

INVESTING ACTIVITIES
Purchases of property and equipment                                         (94)                (283)
                                                                   -----------------    -----------------
Net cash used in investing activities                                       (94)                (283)

FINANCING ACTIVITIES
Net (payments of) borrowings on line of credit                           (4,018)                 520
Net proceeds from employee stock purchase plan                                4                    -
Net payments of other long-term debt                                        (57)                (291)
Net payments to certain shareholders                                       (200)                   -
                                                                   -----------------    -----------------
Net cash (used in) provided by financing activities                      (4,271)                 229

Net change in cash                                                            -                    -
Cash at beginning of period                                                   -                    -
                                                                   -----------------    -----------------
Cash at end of period                                              $          -       $            -
                                                                   =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                       $       165         $        582
                                                                   =================    =================

See accompanying notes.

                                SPAR GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SPAR Group, Inc. (the "Company"), and its subsidiaries (collectively, the "SPAR Group") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the Company as contained in Form 10-K for the year ended December 31, 2001, as filed with the Securities Exchange Commission on April 1, 2002. The results of operations for the interim periods are not necessarily indicative of the operating results for the entire year.



2.      RESTRUCTURING AND OTHER CHARGES

         In connection with the PIA Merger, the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructuring costs are composed of committed costs required to integrate the SPAR Companies' and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings.

         The Company recognized termination costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Business Combination.

         The following table displays a roll-forward of the liabilities for restructuring and other charges from December 31, 2001 to March 31, 2002 (in thousands):


                                         DECEMBER 31,                                 MARCH 31,
                                            2001           QUARTER ENDED MARCH          2002
                                       RESTRUCTURING AND          31, 2002          RESTRUCTURING
                                         OTHER CHARGES          DEDUCTIONS         AND OTHER CHARGES
                                      ----------------------------------------------------------------
   Type of cost:
     Equipment lease settlements        $     1,762       $         178           $    1,584
     Office lease settlements                   420                   0                  420
                                      ----------------------------------------------------------------
                                        $     2,182       $         178           $    2,004
                                      ================================================================

         Management believes that the remaining reserves for restructuring are adequate to complete its plan.

                                SPAR GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)



3.      EARNINGS PER SHARE

         The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

                                                           THREE MONTHS ENDED
                                                       -------------------------
                                                       MARCH 31,       MARCH 31,
                                                         2002            2001
                                                       ---------       ---------
Numerator:
 Net income from continuing operations                 $     482       $     367
 Income from operations of discontinued division             -               310
                                                       ---------       ---------
 Actual net income                                     $     482       $     677
                                                       =========       =========
Denominator
 Shares used in basic earnings per share calculation      18,584          18,272

 Effect of diluted securities:
   Employee stock options                                    367              50
                                                       ---------       ---------
 Shares used in diluted earnings per share calculation    18,951          18,322
                                                       =========       =========

Actual basic and diluted earnings per common share:

 Income from continuing operations                     $    0.03       $    0.02
Other expense                                                -              0.02
                                                       ---------       ---------

Net income                                             $    0.03       $    0.04
                                                       =========       =========


4.      OTHER EXPENSE

         The Company recognized a loss of $82,000 for the three months ended March 31, 2002, for its share of the Japan joint venture loss.

                                SPAR GROUP, INC.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular, the statements about the Company's plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Certain, but not all, factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q are set forth in this Quarterly Report on Form 10-Q. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the cautionary statements contained in this Quarterly Report on Form 10-Q or on the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as previously filed with the Security Exchange Commission.

         The Company does not undertake any obligation to update or revise any forward-looking statement or risk factor or to publicly announce any revisions to any of them to reflect future events, developments or circumstances.

OVERVIEW

         The Company is a supplier of in-store merchandising and marketing services throughout the United States, Canada, and Japan. The Company also provides database marketing, teleservices, marketing research, and Internet-based software. As part of a strategic realignment in the fourth quarter of 2001, the Company made the decision to divest its Incentive Marketing Division, SPAR Performance Group, Inc. ("SPGI"). The Company is exploring various alternatives for the sale of SPGI, including the sale of the business to the SPGI employees through the establishment of an employee stock ownership plan. The Company anticipates that the divestiture of SPGI will occur in the first half of 2002. As a result of this decision, the Company's continuing operations are now divided into three divisions: the Merchandising Services Division, the Technology Division and the International Division.


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

                                SPAR GROUP, INC.

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

TECHNOLOGY DIVISION

        The Company has developed and is utilizing several Internet-based software products. In addition, the Company has developed and sold internet-based software in its other divisions. The Technology Division, SPAR Technology Group, Inc., was established to market these applications to businesses with multiple locations and large workforces or numerous distributors desiring to improve day-to-day efficiency and overall productivity.

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

                                SPAR GROUP, INC.



RESULTS OF OPERATIONS


The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated.


                                                            Three Months Ended
                                                 -----------------------------------------
                                                   March 31, 2002       March 31, 2001
                                                 -------------------- --------------------
                                                          (amounts in thousands)             Incr.
                                                    Amount      $       Amount       $      (Decr.)
                                                   --------   ------   --------    ------  ---------

Net revenues                                        $16,046   100.0%    $14,941    100.0%       7.4%

Cost of revenues                                      9,751    60.8%      8,748     58.6%      11.5%

Selling, general, and administrative expense          4,967    31.0%      4,770     31.9%       4.1%

Depreciation and amortization                           417     2.6%        630      4.2%    (33.8)%

Interest expense                                         48     0.3%        153      1.0%    (68.6)%

Other expense                                            82     0.5%          0        0%   (100.0)%
                                                   --------   ------   --------    ------

Income before provision for income taxes                781     4.9%        640      4.3%      22.0%

Provision for income taxes                              299     1.9%        273      1.8%       9.5%
                                                   --------   ------   --------    ------  ---------
Income from continuing operations                       482     3.0%        367      2.5%      31.3%

Income from discontinued operations, net                  0                 310
                                                   --------            --------

Net income                                             $482                $677
                                                   ========            ========

                                SPAR GROUP, INC.


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001


        Net revenues from continuing operations for the three months ended March 31, 2002, were $16.0 million, compared to $14.9 million for the three months ended March 31, 2001, a 7.4% increase. The increase of 7.4% in net revenues is primarily attributed to increased business in mass merchandiser and drug store chains. The Technology Division recorded no revenue for the periods.

        One customer accounted for 28% and 19% of the Company's net revenues for the three months ended March 31, 2002, and 2001, respectively. This customer also accounted for approximately 19% and 20% of accounts receivable at March 31, 2002 and 2001, respectively.

        Approximately 22% and 24% of the Company's net revenues for the three months ended March 31, 2002, and 2001, respectively, resulted from merchandising services performed for others at the stores of one retailer that recently filed for protection under the U.S. Bankruptcy Code. While the Company's customers and the resultant contractual relationships are with the manufacturers and not this retailer, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

        Cost of revenues from continuing  operations  consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses, of which approximately 59.5% and 35.4% were purchased from the Company's affiliates, SPAR Marketing Services, Inc. and SPAR Management Services, Inc. in the three month periods ending March 31, 2002, and 2001, respectively. Cost of revenues as a percentage of net revenues increased 2.2% to 60.8% for the three months ended March 31, 2002, compared to 58.6% for the three months ended March 31, 2001. This increase is principally attributable to the mix of business.

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


                                                                        Three Months Ended
                                              ------------------------------------------------------------------------
                                                                                                             Incr.
                                                    March 31, 2002                March 31, 2001            (Decr.)
                                              ---------------------------    --------------------------    -----------
                                                Amount            %            Amount            %             %
                                              ------------    -----------    -----------     ----------    -----------
                                                                       (amounts in millions)
Selling, general and administrative           $       5.0        31.0%       $    4.8           31.9%         4.1%
Depreciation and amortization                         0.4         2.6             0.6            4.2        (33.8)
                                              ------------    -----------    -----------     ----------
Total Operating Expenses                      $       5.4        33.6%       $    5.4           36.1%        (0.3)%
                                              ============    ===========    ===========     ==========

         Selling, general and administrative expenses increased by $0.2 million, or 4.1%, for the three months ended March 31, 2002, to $5.0 million compared to $4.8 million for the three months ended

                                SPAR GROUP, INC.


March 31, 2001 due primarily to increased spending on information technology. Selling, general and administrative expenses for the Technology Division were $0.1 million and $0.3 million for the three months ended March 31, 2002, and March 31, 2001, respectively. The decrease was a result of lower development spending.

         Depreciation and amortization decreased by $0.2 million for the three months ended March 31, 2002, due primarily to the change in accounting rules for goodwill amortization adopted by the Company effective January 1, 2002.

INTEREST EXPENSE

         Interest expense decreased $0.1 million for the three months ended March 31, 2002, over the three months ended March 31, 2001, due to decreased debt levels, as well as, decreased interest rates in 2002.

OTHER EXPENSE

         The Company recognized a loss of $82,000 for the three months ended March 31, 2002 for its share of the Japan joint venture loss.


INCOME TAXES

         The income tax provision in the first quarter of 2002 represents a combined federal and state income tax rate of 38% compared to 43% for the first quarter of 2001.


INCOME FROM CONTINUING OPERATIONS

         The Company had income from continuing operations of $0.5 million in the first quarter of 2002 or $0.3 per basic and diluted share compared to income from continuing operations of $0.4 million or $0.02 per basic and diluted share in the corresponding period in 2001.


RESULTS OF DISCONTINUED OPERATIONS
----------------------------------


                                                               Three Months Ended
                                     ------------------------------------------------------------------------
                                                                                                    Incr.
                                           March 31, 2002                March 31, 2001            (Decr.)
                                     ---------------------------    --------------------------    -----------
                                                              (amounts in millions)
                                       Amount              %           Amount            %            %
                                      -------            ------       --------         ------      -------
Net revenues                          $  8.0             100.0%       $  12.7          100.0%      (36.9)%
Cost of revenues                         6.8              84.4%          10.1           79.1%      (67.3)%
Selling, general and administrative      1.2              15.5%           1.6           12.6%      (22.4)%
Depreciation and amortization            0.1               0.8%           0.3            2.3%      (76.8)%

                                SPAR GROUP, INC.



         Net revenues from the Incentive Marketing Division for the three months ended March 31, 2002, were $8.0 million, compared to $12.7 million for the three months ended March 31, 2001, a 36.9% decrease. The decrease in net revenues is primarily due to a decrease in project revenues.

         Cost of revenues in the Incentive Marketing Division consists of direct labor, independent contractor expenses, food, beverages, entertainment and travel costs. Cost of revenue as a percentage of net revenues increased 5.3% to 84.4% for the three months ended March 31, 2002, compared to 79.1% for the three months ended March 31, 2001, primarily due to the program mix, with higher cost programs accounting for a greater portion of the revenues in 2002.

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses which include corporate overhead, project management, information systems, executive compensation, human resources expenses, legal and accounting expenses declined $0.4 to $1.2 million for the three months ended March 31, 2002 from $1.6 million for the three months ended March 31, 2001 due to reduced selling expenses. Depreciation and amortization were $0.1 million and $0.3 million for the three months ended March 31, 2002, and 2001 respectively. The decrease of $0.2 million is directly attributed to the change in accounting treatment for goodwill expense in 2002.

NET INCOME

        The Company had net income of $0.5 million in the first quarter of 2002 or $0.03 per basic and diluted share compared to net income of $0.7 million or $0.04 per basic and diluted share in the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         In the three months ended March 31, 2002, the Company had a net income of $0.5 million. Net cash provided by operating activities for the three months ended March 31, 2002, was $4.4 million, compared with net cash provided by operations of $0.1 million for the three months ended March 31, 2001. Cash provided by operating activities in 2002 was primarily a result of net operating profits and decreases in accounts receivable and increases in accounts payable, accrued expenses and other current liabilities, partially offset by decreases in restructuring charges.

         Net cash used in investing activities for the three months ended March 31, 2002, was $0.1 million, compared with net cash used of $0.3 million for the three months ended March 31, 2001. The net cash used in investing activities in 2002 resulted primarily from the purchases of property and equipment.

        Net cash used by financing activities for the three months ended March 31, 2002, was $4.3 million, compared with net cash provided by financing activities of $0.2 million for the three months ended March 31, 2001. The net cash used by financing activities in 2002 was primarily due to repayment of the line of credit, shareholder and other long-term debt.

                                SPAR GROUP, INC.


         The above activity resulted in no change in cash and cash equivalents for the three months ended March 31, 2002.

         At March 31, 2002, the Company had positive working capital of $5.3 million as compared to positive working capital of $8.5 million at March 31, 2001. The decrease in working capital is due to a decrease in accounts receivable offset by increases in accounts payable and accrued expenses. The Company's current ratio was 1.31 and 1.52 at March 31, 2002, and 2001, respectively.

         In 1999, IBJ Whitehall Business Credit Corporation ("IBJ Whitehall") and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement as amended (the "Bank Loan Agreement"). The Bank Loan Agreement provides the Borrowers with a $15.0 million Revolving Credit facility and a $2.5 million term loan. The Revolving Credit facility allows the Borrowers to borrow up to $15.0 million based upon a borrowing base formula as defined in the Agreement (principally 85% of "eligible" accounts receivable). The Bank Loan Agreement's revolving credit loans of $15.0 million were scheduled to mature on September 21, 2002. As of March 31, 2002, IBJ Whitehall extended the maturity date to July 31, 2003. The Term Loan amortized in equal monthly installments of $83,334 and was repaid in full as of December 31, 2001. The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 5.25% per annum at March 31, 2002). The facility is secured with all the assets of the Company and its subsidiaries.

         The Bank Loan Agreement contains an option for the Bank to purchase 16,667 shares of common stock of the Company for $0.01 per share in the event that the Company's average closing share price over a ten consecutive trading day period exceeds $15.00 per share. This option expires September 22, 2002.

         The Bank Loan Agreement contains certain financial covenants that must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a minimum twelve month EBITDA requirement, and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement. The Company was in compliance with such financial covenants on March 31, 2002.

         The balances outstanding on the revolving line of credit were $7.3 million and $11.3 million at March 31, 2002, and December 31, 2001, respectively. As of March 31, 2002, based upon the borrowing base formula, the SPAR Group had availability of $2.0 million of the $7.7 million unused revolving line of credit.

         As of March 31, 2002, the Company is obligated, under certain circumstances, to pay costs in connection with the Merger (restructure charges) of approximately $2.0 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation as of March 31, 2002, of approximately $1.1 million. The Company has also accrued approximately $1.0 million for expenses incurred by PIA prior to the Merger, which have not been paid as of March 31, 2002. Management believes the current bank credit facilities are sufficient to fund operations and working capital, including

                                SPAR GROUP, INC.


the current maturities of debt obligations, but may not be sufficient to reduce certain of the pre-Merger obligations of the PIA Companies inherited in the Merger.

        In 1999 and prior years, certain principal stockholders of the Company each made loans to certain SPAR Companies in the aggregate amount of $4.3 million to facilitate the acquisition of the PIA Companies and the assets of SPGI. These stockholders were also owed $1.9 million in unpaid distributions relating to the former status of certain of the operating SPAR Companies as Subchapter S Corporations. Those amounts were converted into promissory notes issued to these certain stockholders severally by SMF, SINC and SPGI prior to the Merger, which aggregated $6.2 million. During 2002, $0.2 million of such indebtedness has been repaid by the Company. As of March 31, 2002, a total of $4.5 million remained outstanding under these notes, which have an interest rate of 8% and are due on demand. The current Bank Loan Agreement contains certain restrictions on the repayment of stockholder debt and accordingly $2.0 million at both March 31, 2002 and December 31, 2001 is classified as long-term.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk related to the variable interest rate on the line of credit. The Company's accounting policies for financial instruments and disclosures relating to financial instruments require that the Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long term debt. The Company considers carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amounts of long-term debt approximate fair value because the obligation bears interest at a floating rate. The Company monitors the risks associated with interest rates and financial instrument positions. The Company's investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

        Currently, the Company's revenue derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

INVESTMENT PORTFOLIO

        The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments, as available cash is generally utilized to pay down the outstanding line of credit. The Company invests its cash and cash equivalents in investments in high-quality and highly liquid investments consisting of taxable money market instruments.

                                SPAR GROUP, INC.


PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          No change.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Item 2(a): Not applicable

          Item 2(b): Not applicable

          Item 2(c): Not Applicable

          Item 2(d): Not Applicable


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5:   OTHER INFORMATION

          Not applicable.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.

       EXHIBITS.

          10.15 Amendment No. 5 to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among the SPAR Borrowers and the Lender, effective as of March 31, 2002, and filed herewith.

       REPORTS ON FORM 8-K.

         NONE.

                                SPAR GROUP, INC.



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





         Date:  May 15, 2002        SPAR Group, Inc., Registrant


                                    By:    /s/ Charles Cimitile
                                           -------------------------------------
                                           Charles Cimitile
                                           Chief Financial Officer and Secretary