Form 10-Q
period 2002-06-30
SPAR GROUP INC
filed 2002-08-14
CIK 1004989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



               For the second quarterly period ended June 30, 2002

                         Commission file number: 027824



                                SPAR GROUP, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                         330684451
   State of Incorporation                       IRS Employer Identification No.



                580 White Plains Road, Tarrytown, New York, 10591
          (Address of principal executive offices, including zip code)


        Registrant's telephone number, including area code: (914) 3324100





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes


  On August 7, 2002, there were 18,601,997 shares of Common Stock outstanding.

                                SPAR GROUP, INC.

                                      Index

PART I:    FINANCIAL INFORMATION

Item 1:       Financial Statements

              Condensed Consolidated Balance Sheets

              as of June 30, 2002 and December 31, 2001........................3

              Condensed Consolidated Statements of Operations for

              the six months ended June 30, 2002 and June 30, 2001.............4

              Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 2002 and
              June 30, 2001....................................................5

              Notes to Condensed Consolidated Financial Statements.............6

Item 2:       Management's Discussion and Analysis of Financial

              Condition and Results of Operations.............................10

Item 3:       Quantitative and Qualitative Disclosures About Market Risk......19

PART II:        OTHER INFORMATION

     Item 1:  Legal Proceedings...............................................20

     Item 2:  Changes in Securities and Use of Proceeds.......................20

     Item 3:  Defaults upon Senior Securities.................................20

     Item 4:  Submission of Matters to a Vote of Security Holders.............20

     Item 5:  Other Information...............................................20

     Item 6:  Exhibits and Reports on Form 8-K................................20

SIGNATURES....................................................................22

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

                                SPAR GROUP, INC.

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                     JUNE 30,         DECEMBER 31,
                                                                       2002               2001
                                                                 ---------------    ---------------
                                                                    (Unaudited)        (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                          $    --            $    --
   Accounts receivable, net                                            21,084             21,144
   Prepaid expenses and other current assets                              446                440
   Deferred income taxes                                                3,241              3,241
                                                                      -------            -------
Total current assets                                                   24,771             24,825

Property and equipment, net                                             1,926              2,644
Goodwill and other intangibles, net                                     8,357              8,357
Deferred income taxes                                                     389                389
Other assets                                                              374                110
Net assets from discontinued operations                                    --              4,830
                                                                      -------            -------
Total assets                                                          $35,817            $41,155
                                                                      =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                   $   747            $   440
   Accrued expenses and other current liabilities                       7,013              5,868
   Restructuring and other charges, current                             1,426              1,597
   Due to certain stockholders                                          2,455              2,655
   Current portion of long-term debt                                       --                 57
   Net liabilities from discontinued operations                            --              5,732
                                                                      -------            -------
Total current liabilities                                              11,641             16,349

Line of credit and long-term liabilities, net of current
   portion                                                              9,100             11,287

Long-term debt due to certain stockholders                              2,000              2,000
Restructure and other charges, long-term                                  578                585

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none                                  --                 --
   Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares - 18,600,628 - June 30,
       2002 and
        18,585,615 - December 31, 2001                                    186                186
   Additional paid-in capital                                          10,544             10,531
   Retained earnings                                                    1,768                217
                                                                      -------            -------
Total stockholders' equity                                             12,498             10,934
                                                                      -------            -------
Total liabilities and stockholders' equity                            $35,817            $41,155
                                                                      =======            =======


Note: The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                                SPAR GROUP, INC.

                 Condensed Consolidated Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)




                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                   --------------------------------------------------------------------------------
                                                         JUNE 30,             JUNE 30,          JUNE 30,            JUNE 30,
                                                           2002                 2001              2002                2001
                                                   --------------------- ----------------------------------------------------------
Net revenues                                            $17,542            $ 16,091             $33,588            $ 31,032
Cost of revenues                                         10,591               9,860              20,342              18,608
                                                        -------            --------             -------            --------
Gross profit                                              6,951               6,231              13,246              12,424

Selling, general and administrative expenses              4,675               4,210               9,642               8,986
Depreciation and amortization                               460                 680                 877               1,310
                                                        -------            --------             -------            --------
Operating income                                          1,816               1,341               2,727               2,128

Interest expense                                             38                 172                  86                 326
Other expense                                                52                  --                 134                   0
                                                        -------            --------             -------            --------
Income before provision for income taxes                  1,726               1,169               2,507               1,802

Provision for income taxes                                  657                 466                 956                 732
                                                        -------            --------             -------            --------

Income from continuing operations                         1,069                 703               1,551               1,070

Loss from discontinued operations, net                       --                (384)                 --                 (74)
                                                        -------            --------             -------            --------

Net income                                              $ 1,069            $    319             $ 1,551            $    996
                                                        =======            ========             =======            ========

 Basic/diluted net income per common share:

   Income from continuing operations                    $  0.06            $   0.04             $  0.08            $   0.06

   Loss from discontinued operations, net                  0.00               (0.02)               0.00               (0.01)
                                                        -------            --------             -------            --------

   Net Income                                           $  0.06            $   0.02             $  0.08            $   0.05
                                                        =======            ========             =======            ========

   Weighted average common shares - basic                18,593              18,272              18,592              18,272
                                                        =======            ========             =======            ========

   Weighted average common shares - diluted              19,021              18,336              19,021              18,329
                                                        =======            ========             =======            ========


See accompanying notes

                                SPAR GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                           (unaudited) (In thousands)


                                                                                 SIX MONTHS ENDED
                                                                       --------------------------------------
                                                                           JUNE 30,             JUNE 30,
                                                                             2002                 2001
                                                                       -----------------    -----------------
OPERATING ACTIVITIES

Net income                                                                 $ 1,551               $   996
Adjustments to reconcile net income to net cash  provided by (used
   in) operating activities:
     Depreciation                                                              878                 1,073
     Amortization                                                               --                   815
     Changes in operating assets and liabilities:
       Accounts receivable                                                      60                 3,968
       Prepaid expenses and other current assets and prepaid
          program costs                                                         (6)                  920
       Other assets                                                           (264)                  (80)
       Accounts payable, accrued expenses and other current
         liabilities                                                         1,452                (1,711)
       Restructuring charges                                                  (178)               (1,010)
       Deferred revenue                                                         --                (3,742)
       Discontinued operations                                                (902)                   --
                                                                           -------               -------
Net cash provided by operating activities                                    2,591                 1,229

INVESTING ACTIVITIES

Purchases of property and equipment                                           (160)               (1,100)
                                                                           -------               -------
Net cash used in investing activities                                         (160)               (1,100)

FINANCING ACTIVITIES

Net (payments of) borrowings on line of credit                              (2,187)                  779
Net proceeds from employee stock purchase plan                                  13                    --
Net payments of other long-term debt                                           (57)                 (606)
Net payments to certain shareholders                                          (200)                 (302)
                                                                           -------               -------
Net cash used in financing activities                                       (2,431)                 (129)

Net change in cash                                                              --                    --
Cash at beginning of period                                                     --                    --
                                                                           -------               -------
Cash at end of period                                                      $    --               $    --
                                                                           =======               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                              $   319               $   997
                                                                           =======               =======


See accompanying notes.

                                 SPAR GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.      BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of SPAR Group, Inc. , and its subsidiaries (collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. However, these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the Company as contained in Form 10-K for the year ended December 31, 2001, as filed with the Securities Exchange Commission on April 1, 2002. The results of operations for the interim periods are not necessarily indicative of the operating results for the entire year.

2.      SALE OF SPAR PERFORMANCE GROUP, INC.

         On June 30, 2002, SPAR Incentive Marketing, Inc. ("SIM"), a wholly-owned subsidiary of the Company, entered into a Stock Purchase and Sale Agreement with Performance Holdings, Inc. ("PHI"), a Delaware corporation headquartered in Carrollton, Texas. SIM sold all of the stock of its subsidiary SPAR Performance Group, Inc. ("SPG") to PHI for $6.0 million. As a condition of the sale, PHI issued and contributed 1,000,000 shares of its common stock to Performance Holdings, Inc. Employee Stock Ownership Plan which became the only shareholder of PHI.

        The $6.0 million sales price was evidenced by two Term Loans, an Initial Term Loan totaling $2.5 million and an Additional Term Loan totaling $3.5 million (collectively the "Term Loans"). The Term Loans are guaranteed by SPG and secured by pledges of all the assets of PHI and SPG. The Term Loans bear interest at a rate of 12% per annum through December 31, 2003. On January 1, 2004 and on January 1 each year thereafter, the interest rate is adjusted to equal the higher of the median or mean of the High Yield Junk Bond interest rate as reported in the Wall Street Journal (or similar publication or service if the Wall Street Journal no longer reports such rate) on the last business day in the immediately preceding December. The Initial Term Loan is required to be repaid in quarterly installments that increase over the term of the loan, commencing March 31, 2003 with a balloon payment required at maturity on June 30, 2007. In addition to the preceding payments of the Initial Term Loan, PHI is required to make annual mandatory prepayments of the Term Loans on February 15th of each year, commencing on February 15, 2004 equal to:

                                SPAR GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited) (continued)

          o 40% of the amount of Adjusted Cash Flow (as defined in the Revolver, which is defined below) for the immediately preceding fiscal year ended December 31; and

          o 35% of the amount of excess targeted Adjusted Cash Flow (as defined in the Revolver) for the immediately preceding fiscal year ended December 31.

         These payments will be applied first to accrued and unpaid interest on the Term Loans and Revolver (as defined below), then to the Additional Term Loan until repaid, and then to the Initial Term Loan.

         Because collection of the notes depends on the future operations of PHI, the $6.0 million notes were fully reserved pending collection.

         In addition to the Term Loans, SIM agreed to provide a discretionary revolving line of credit to SPG not to exceed $2.0 million (the "Revolver"). The Revolver is secured by a pledge of all the assets of SPG and is guaranteed by PHI. The Revolver provides for advances in excess of the borrowing base through September 30, 2003. Through September 30, 2003, the Revolver bears interest at the higher of the Term Loans interest rate or the prime commercial lending rate as announced in the Wall Street Journal plus 4.0% per annum. As of October 1, 2003, the Revolver will include a borrowing base calculation (principally 85% of eligible accounts receivable). Prior to September 1, 2003, SPG may request that SIM provide advances of up to $1,000,000 in excess of the borrowing base. If advances are limited to the borrowing base on and after October 1, 2003, the interest rate will be reduced to the higher of the Term Loans interest rate less 4.0% per annum or the prime commercial lending rate as announced in the Wall Street Journal plus 4.0% per annum. If SPG requests that advances be allowed in excess of the borrowing base, the interest rate will remain unchanged. On June 30, 2002, there was approximately $1.2 million outstanding under the Revolver. Due to the speculative nature of the loan SIM has established a reserve for collection of approximately $1.0 million at June 30, 2002. The net loan of approximately $0.2 million is included in Other Assets.

                                SPAR GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited) (continued)

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

         The following table displays a roll-forward of the liabilities for restructuring and other charges from December 31, 2001 to June 30, 2002 (in thousands):


                                                                     SIX MONTHS ENDED
                                                 DECEMBER 31, 2001     JUNE 30, 2002       JUNE 30, 2002
                                                 RESTRUCTURING AND      DEDUCTIONS/        RESTRUCTURING
                                                   OTHER CHARGES        (ADDITIONS)       AND OTHER CHARGES
                                                --------------------------------------------------------------
     Restructuring Costs:
       Equipment lease settlements              $       1,762               $ 338                $1,424
       Office lease settlements                           420                  --                   420
                                                --------------------------------------------------------------
       Total restructuring costs                $       2,182               $ 338                $1,844
     Other charges                                         --                (160)                  160
                                                --------------------------------------------------------------
     Total Restructuring & Other Charges        $       2,182               $ 178                $2,004
                                                ==============================================================


         Management believes that the remaining reserves for restructuring are adequate to complete its plan.

                                SPAR GROUP, INC.

              Notes to Condensed Consolidated Financial Statements
                             (unaudited) (continued)

4.      EARNINGS PER SHARE

        The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):



                                                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                      -------------------------------------     ------------------------------------
                                                         JUNE 30, 2002      JUNE 30, 2001         JUNE 30, 2002      JUNE 30, 2001
                                                      -------------------------------------     ------------------------------------
     Numerator:
        Actual net income from continuing
        operations                                         $  1,069           $    703           $ 1,551          $  1,070
        Actual income from operations of
        discontinued division, net                               --               (384)                                (74)
                                                       -----------------------------------------------------------------------------
        Actual net income                                  $  1,069           $    319           $ 1,551          $    996
                                                       =============================================================================
     Denominator:
        Shares used in basic earnings per share
        calculation                                          18,593             18,272            18,592            18,272

        Effect of diluted securities:
          Employee stock options                                428                 64               429                57
                                                       -----------------------------------------------------------------------------

        Shares used in diluted earnings per share
        calculation                                          19,021             18,336            19,021            18,329
                                                       =============================================================================

     Actual basic and diluted earnings per
     common share:

        Income from continuing operations                  $   0.06           $   0.04           $  0.08          $   0.06
        Income from operations of discontinued
        division, net                                            --              (0.02)               --             (0.01)
                                                       -----------------------------------------------------------------------------

     Net Income                                            $   0.06           $   0.02           $  0.08          $   0.05
                                                       =============================================================================


                                SPAR GROUP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular, the statements about the Company's plans and strategies under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Certain, but not all, factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q are set forth in this Quarterly Report on Form 10-Q. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the cautionary statements contained in this Quarterly Report on Form 10-Q or on the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as previously filed with the Security Exchange Commission on April 1, 2002.

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

                                SPAR GROUP, INC.


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

TECHNOLOGY DIVISION

        The Company has developed and is utilizing several Internet-based software products. In addition, the Company has developed and, in the past, sold internet-based software through its other divisions. The Technology Division, SPAR Technology Group, Inc., was established to market these applications to businesses with multiple locations and large workforces or numerous distributors desiring to improve day-to-day efficiency and overall productivity.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         The Company's critical accounting policies, including the assumptions, judgments and estimations, are disclosed in the form 10-K for the year ended December 31, 2001, as filed with the Securities Exchange Commission on April 2, 2002. Two of the more significant areas of estimation are unbilled receivables and the accounts receivable allowance for bad debt. Historically, the Company's estimates on such items have not differed materially from the actual results.

                                SPAR GROUP, INC.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------------------

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated.


                                                                                   Three Months Ended
                                                  ------------------------------------------------------------------------------
                                                                June 30, 2002                June 30, 2001
                                                                -------------                -------------
                                                                  (amounts in thousands)                                  Incr.
                                                         Amount               %          Amount              %           (Decr.)
                                                         ------               -          ------              -           -------
     Net Revenues                                        $17,542           100.0%       $16,091           100.0%           9.0%

     Cost of revenues                                     10,591            60.4%         9,860            61.3%           7.4%

     Selling, general, and administrative expense          4,675            26.6%         4,210            26.2%          11.0%

     Depreciation and amortization                           460             2.6%           680             4.2%         (32.3)%

     Interest expense                                         38             0.2%           172             1.0%         (77.6)%

     Other expense                                            52             0.3%            --             0.0%
                                                         -------------------------------------------------------
     Income before provision for income taxes              1,726             9.9%         1,169             7.3%          47.6%

     Provision for income taxes                              657             3.7%           466             2.9%          41.0%
                                                         -------------------------------------------------------
     Income from continuing operations                     1,069             6.2%           703             4.4%          52.1%

     Loss from discontinued operations, net                   --                           (384)
                                                         -------                          ------

     Net income                                          $ 1,069                         $  319
                                                         =======                         =======


         Net revenues from continuing operations for the three months ended June 30, 2002, were $17.5 million, compared to $16.1 million for the three months ended June 30, 2001, a 9.0% increase. The increase of 9.0% in net revenues is primarily attributed to increased business in mass merchandiser and drug store chains.

                                SPAR GROUP, INC.


         One customer accounted for 29.1% and 32.3% of the Company's net revenues for the three months ended June 30, 2002, and 2001, respectively. This customer also accounted for approximately 38.1% and 15.1% of accounts receivable at June 30, 2002, and 2001, respectively.

         Approximately 19.9% and 24.6% of the Company's net revenues for the three months ended June 30, 2002, and 2001, respectively, resulted from merchandising services performed for others at the stores of one retailer that recently filed for protection under the U.S. Bankruptcy Code. While the Company's customers and the resultant contractual relationships are with the manufacturers and not this retailer, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

         Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses, of which approximately $8.4 million or 79.2% and $4.3 million or 43.4% were purchased from the Company's affiliates, SPAR Marketing Services, Inc. and SPAR Management Services, Inc. in the three months ended June 30, 2002, and 2001, respectively. Cost of revenues as a percentage of net revenues decreased 0.9% to 60.4% for the three months ended June 30, 2002, compared to 61.3% for the three months ended June 30, 2001. This decrease is principally attributable to cost improvements.

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources expenses, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated:


                                                                   Three Months Ended
                                          ---------------------------------------------------------------------
                                                                                                        Incr.
                                               June 30, 2002                  June 30, 2001            (Decr.)
                                          -----------------------      -------------------------     ----------

                                           Amount            %            Amount            %             %
                                           ------            -            ------            -             -
                                                                  (amounts in millions)

Selling, general and administrative       $  4.7            26.6%          $  4.2          26.2%        11.0%

Depreciation and amortization                0.5             2.6              0.7           4.2        (32.3)
                                          -------           -----          ------          -----


Total Operating Expenses                  $  5.2            29.2%          $  4.9          30.4%         5.0%
                                          =======           =====          ======          =====


         Selling, general and administrative expenses increased by $0.5 million, or 11.0%, for the three months ended June 30, 2002, to $4.7 million compared to $4.2 million for the three months ended June 30, 2001 due primarily to increased spending on information technology. The Company purchased $0.4 million of information technology from its affiliate SPAR Infotech, Inc. for the three months ended June 30, 2002.

                                SPAR GROUP, INC.


         Depreciation and amortization decreased by $0.2 million for the three months ended June 30, 2002, due primarily to the change in accounting rules for goodwill amortization adopted by the Company effective January 1, 2002.

INTEREST EXPENSE

         Interest expense decreased $0.1 million for the three months ended June 30, 2002, due primarily to decreased interest rates in 2002.

OTHER EXPENSE

         The Company recognized a loss of approximately $52,000 for the three months ended June 30, 2002 for its share of the Japan joint venture loss.

INCOME TAXES

         The income tax provision for the three months ended June 30, 2002 represents a combined federal and state income tax rate of 38% compared to 40% for the three months ended June 30, 2001.

NET INCOME

         The Company had net income from continuing operations of $1.1 million for the three months ended June 30, 2002 or $0.06 per basic and diluted share compared to income from continuing operations of $0.7 million or $0.04 per basic and diluted share for the corresponding period last year. For the three months ending June 30, 2001, the Company had net income of $0.3 million or $0.02 per basic and diluted share after reporting losses of $0.4 million or $0.02 per basic and diluted share from discontinued operations.

                                SPAR GROUP, INC.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001
-------------------------------------------------------------------------

         The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated.


                                                                               Six Months Ended
                                                      --------------------------------------------------------------------
                                                                June 30, 2002                     June 30, 2001
                                                                -------------                     -------------
                                                                            (amounts in thousands)         Incr.
                                                      Amount          %        Amount          %          (Decr.)
                                                      ------          -        ------          -          -------
     Net Revenues                                    $33,588        100.0%    $31,032        100.0%        8.2%

     Cost of Revenues                                 20,342         60.6%     18,608         60.0%        9.3%

     Selling, general and administrative expense       9,642         28.7%      8,986         28.9%        7.3%

     Depreciation and amortization                       877          2.6%      1,310          4.2%      (33.1)%

     Interest expense                                     86          0.3%        326          1.1%      (73.6)%

     Other Expense                                       134          0.4%         --          0.0%
                                                     ----------------------------------------------
     Income before provision for income taxes          2,507          7.4%      1,802          5.8%       39.1%

     Provision for income taxes                          956          2.8%        732          2.4%       30.6%
                                                     ----------------------------------------------
     Income from continuing operations                 1,551          4.6%      1,070          3.4%       45.0%

     Loss from discontinued operations, net               --                      (74)
                                                     -------                   ------
     Net Income                                      $ 1,551                   $  996
                                                     =======                   ======

         Net revenues for the six months ended June 30, 2002, were $33.6 million, compared to $31.0 million for the six months ended June 30, 2001, an 8.2% increase. The increase of 8.2% in net revenues is primarily attributed to increased business in mass merchandiser and drug store chains.

         One customer accounted for 28.6% and 26.4% of the Company's net revenues for the six months ended June 30, 2002, and 2001, respectively. This customer also accounted for approximately 38.1% and 15.1% of accounts receivable at June 30, 2002, and 2001, respectively.

                                SPAR GROUP, INC.


         Approximately 19.5% and 23.4% of the Company's net revenues for the six months ended June 30, 2002, and 2001, respectively, resulted from merchandising services performed for others at the stores of one retailer that recently filed for protection under the U.S. Bankruptcy Code. While the Company's customers and the resultant contractual relationships are with the manufacturers and not this retailer, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

         Cost of revenues from continuing operations consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses, of which approximately $14.7 million or 72.2% and $7.7 million or 41.6% were purchased from the Company's affiliates, SPAR Marketing Services, Inc. and SPAR Management Services, Inc. in the six months ended June 30, 2002, and 2001, respectively. Cost of revenues as a percentage of net revenues increased 0.6% to 60.6% for the six months ended June 30, 2002, compared to 60.0% for the six months ended June 30, 2001. This increase is principally attributable to the mix of business.

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources expenses, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated:


                                                                   Six Months Ended
                                      ------------------------------------------------------------------------
                                                                                                    Incr.
                                            June 30, 2002              June 30, 2001               (Decr.)
                                      --------------------       ----------------------        --------------
                                        Amount         %            Amount            %               %
                                        ------         -            ------            -               -
                                                               (amounts in millions)

Selling, general and administrative   $   9.6       28.7%        $   9.0           28.9%           7.3%
Depreciation and amortization             0.9        2.6             1.3            4.2          (33.1)
                                      -------       ----         -------           ----            ---

Total Operating Expenses              $  10.5       31.3%        $  10.3           33.2%           2.2%
                                      =======       ====         =======           ====            ===



         Selling, general and administrative expenses increased by $0.6 million, or 7.3%, for the six months ended June 30, 2002, to $9.6 million compared to $9.0 million for the six months ended June 30, 2001 due primarily to increased spending on information technology. The Company purchased $0.8 million in information technology from its affiliate SPAR Infotech, Inc.

         Depreciation and amortization decreased by $0.4 million for the six months ended June 30, 2002, due primarily to the change in accounting rules for goodwill amortization adopted by the Company effective January 1, 2002.

                                SPAR GROUP, INC.


INTEREST EXPENSE

         Interest expense decreased $0.2 million for the six months ended June 30, 2002, due to decreased interest rates in 2002.

OTHER EXPENSE

         The Company recognized a loss of approximately $134,000 for the six months ended June 30, 2002 for its share of the Japan joint venture loss.

INCOME TAXES

         The income tax provision for the six months ended June 30, 2002 represents a combined federal and state income tax rate of 38% compared to 41.3% for the six months ended June 30, 2001.

NET INCOME

         The Company had net income of $1.6 million for the six months ended June 30, 2002 or $0.08 per basic and diluted share compared to net income of $1.0 million or $0.05 per basic and diluted share for the six months ended June 30, 2001. For the six months ended June 30, 2001, net income included a $0.1 million loss or $0.01 per basic and diluted share from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2002, the Company had a net income of $1.6 million. Net cash provided by operating activities for the six months ended June 30, 2002, was $2.6 million, compared with net cash provided by operations of $1.2 million for the six months ended June 30, 2001. Cash provided by operating activities in 2002 was primarily a result of net operating profits and decreases in accounts receivable and increases in accounts payable, accrued expenses and other current liabilities, partially offset by decreases in restructuring charges and decrease in net liabilities from discontinued operations.

         Net cash used in investing activities for the six months ended June 30, 2002, was $0.2 million, compared with net cash used of $1.1 million for the six months ended June 30, 2001. The net cash used in investing activities in 2002 and 2001 was primarily due to purchases of property and equipment.

         Net cash used by financing activities for the six months ended June 30, 2002, was $2.4 million, compared with net cash provided by financing activities of $0.1 million for the six months ended June 30, 2001. The net cash used by financing activities in 2002 was primarily a result of repayments of the line of credit, shareholder and other long-term debt.

         The above activity resulted in no change in cash and cash equivalents for the six months ended June 30, 2002.

                                SPAR GROUP, INC.


         At June 30, 2002, the Company had positive working capital of $13.1 million as compared to positive working capital of $8.5 million at June 30, 2001. The increase in working capital is due primarily to a decrease in net liabilities from discontinued operations offset by increases in accounts payable and accrued expenses and other current liabilities. The Company's current ratio was 2.13 and 1.52 at June 30, 2002, and 2001, respectively.

         In 1999, IBJ Whitehall Business Credit Corporation ("IBJ Whitehall") and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement as amended (the "Bank Loan Agreement"). The Bank Loan Agreement provides the Borrowers with a $15.0 million Revolving Credit facility and a $2.5 million term loan. The Revolving Credit facility allows the Borrowers to borrow up to $15.0 million based upon a borrowing base formula as defined in the Agreement (principally 85% of "eligible" accounts receivable). The Bank Loan Agreement's revolving credit loans of $15.0 million were scheduled to mature on September 21, 2002. As of March 2, 2002, IBJ Whitehall extended the maturity date to July 31, 2003. The revolving loans bear interest at IBJ Whitehall's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 5.25% per annum at June 30, 2002). The facility is secured with all the assets of the Company and its subsidiaries.

         The Bank Loan Agreement contains an option for the Bank to purchase 16,667 shares of common stock of the Company for $0.01 per share in the event that the Company's average closing share price over a ten consecutive trading day period exceeds $15.00 per share. This option expires September 22, 2002.

         The Bank Loan Agreement contains certain financial covenants that must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a minimum twelve month EBITDA requirement, and a minimum EBITDA, as such terms are defined in the Bank Loan Agreement. The Company was in compliance with such financial covenants on June 30, 2002.

         The balances outstanding on the revolving line of credit were $9.1 million and $11.3 million at June 30, 2002, and December 31, 2001, respectively. As of June 30, 2002, based upon the borrowing base formula, the SPAR Group had availability of $5.1 million of the $5.9 million unused revolving line of credit.

         As of June 30, 2002, the Company is obligated, under certain circumstances, to pay costs in connection with the Merger (restructure charges) of approximately $1.8 million. In addition, the Company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation as of June 30, 2002, of approximately $1.1 million. The Company has also accrued approximately $1.0 million for expenses incurred by PIA prior to the Merger, which have not been paid as of June 30, 2002. Management believes the current bank credit facilities are sufficient to fund operations and working capital, including the current maturities of debt obligations.

                                SPAR GROUP, INC.


         As of June 30, 2002, a total of $4.5 million in loans to certain principal stockholders of the Company remain outstanding, which bear an interest rate of 8% and are due on demand. During 2002, $0.2 million of such indebtedness has been repaid by the Company. The current Bank Loan Agreement contains certain restrictions on the repayment of stockholder debt and accordingly $2.0 million at both June 30, 2002 and December 31, 2001 is classified as long-term.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS.

          10.16 Amendment No. 6 to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among the SPAR Borrowers and the Lender, effective as of June 30, 2002, and filed herewith.

          10.17 Stock Purchase and Sale Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002, and filed herewith.

          10.18 Revolving Credit, Guaranty and Security Agreement by and among SPAR Performance Group, Inc., Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002, and filed herewith.

          10.19 Term Loan, Guaranty and Security Agreement by and among Performance Holdings, Inc., SPAR Performance Group, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002, and filed herewith.

          99.1 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

          99.2 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

     REPORTS ON FORM 8-K.

         NONE.

                                SPAR GROUP, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: August 14, 2002                SPAR Group, Inc., Registrant
               ---------------


                                              By:    /s/ Charles Cimitile
                                                  ------------------------------
                                                  Charles Cimitile
                                                  Chief Financial Officer
                                                  and Secretary

EXHIBIT INDEX
-------------

     EXHIBITS.

          10.16 Amendment No. 6 to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among the SPAR Borrowers and the Lender, effective as of June 30, 2002, and filed herewith.

          10.17 Stock Purchase and Sale Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002, and filed herewith.

          10.18 Revolving Credit, Guaranty and Security Agreement by and among SPAR Performance Group, Inc., Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002, and filed herewith.

          10.19 Term Loan, Guaranty and Security Agreement by and among Performance Holdings, Inc., SPAR Performance Group, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002, and filed herewith.

          99.1 Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

          99.2 Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.