Form 10-Q
period 2002-09-30
SPAR GROUP INC
filed 2002-11-15
CIK 1004989

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

             For the third quarterly period ended September 30, 2002

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


 On November 7, 2002, there were 18,813,559 shares of Common Stock outstanding.

                                SPAR GROUP, INC.

                                      Index

PART I:   FINANCIAL INFORMATION

Item 1:     Financial Statements

            Condensed, Consolidated Balance Sheets
            as of September 30, 2002 and December 31, 2001.....................3

            Condensed, Consolidated Statements of Operations for the nine months ended September 30, 2002 and September 30, 2001.............4

            Condensed, Consolidated Statements of Cash Flows
            for the nine months ended September 30, 2002 and
            September 30, 2001.................................................5

            Notes to Condensed, Consolidated Financial Statements..............6

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................10

Item 3:     Quantitative and Qualitative Disclosures About Market Risk........19

Item 4:     Controls and Procedures...........................................20

PART II:  OTHER INFORMATION

   Item 1:  Legal Proceedings.................................................21

   Item 2:  Changes in Securities and Use of Proceeds.........................21

   Item 3:  Defaults upon Senior Securities...................................21

   Item 4:  Submission of Matters to a Vote of Security Holders...............21

   Item 5:  Other Information.................................................22

   Item 6:  Exhibits and Reports on Form 8-K..................................22

SIGNATURES....................................................................23

Certifications.............................................................24-25

PART I:.FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                SPAR GROUP, INC.

                     Condensed, Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       2002                   2001
                                                               ----------------------  --------------------
                                                                    (Unaudited)              (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                   $          -            $          -
   Accounts receivable, net                                          18,370                  21,144
   Prepaid expenses and other current assets                            705                     440
   Deferred income taxes                                              3,241                   3,241
                                                               ----------------------  --------------------
Total current assets                                                 22,316                  24,825

Property and equipment, net                                           1,658                   2,644
Goodwill and other intangibles, net                                   8,357                   8,357
Deferred income taxes                                                   389                     389
Other assets                                                             84                     110
Net assets from discontinued operations                                   -                   4,830
                                                               ----------------------  --------------------
Total assets                                                   $     32,804            $      41,155
                                                               ======================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $      1,159            $        440
   Accrued expenses and other current liabilities                     6,318                   5,925
   Restructure, current                                               1,392                   1,597
   Due to certain stockholders                                        2,201                   2,655
   Net liabilities from discontinued operations                           -                   5,732
                                                               ----------------------  --------------------
Total current liabilities                                            11,070                  16,349

Line of credit                                                        4,060                  11,287
Long-term debt due to certain stockholders                            2,000                   2,000
Restructure, long-term                                                  322                     585
Other long-term liabilities                                           1,381                       -
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none                                 -                       -
   Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares - 18,807,242 - September
       30, 2002, and 18,585,615 - December 31, 2001                     188                     186
   Treasury Stock                                                       (11)                      -
   Additional paid-in capital                                        10,814                  10,531
   Retained earnings                                                  2,980                     217
                                                               ----------------------  --------------------
Total stockholders' equity                                           13,971                  10,934
                                                               ----------------------  --------------------
Total liabilities and stockholders' equity                     $     32,804            $     41,155
                                                               ======================  ====================


Note: The Balance Sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes.

                                SPAR GROUP, INC.
                Condensed, Consolidated Statements of Operations
                                   (unaudited)
                      (in thousands, except per share data)


                                                                    Three Months Ended                   Nine Months Ended
                                                            ------------------------------------ -----------------------------------
                                                             September 30,     September 30,       September 30,    September 30,
                                                                  2002             2001                2002             2001
                                                            ------------------------------------ -----------------------------------

Net revenues                                                        $ 17,775           $ 19,026           $ 51,363         $ 50,058
Cost of revenues                                                      10,760             11,669             31,102           30,277
                                                            ------------------------------------ -----------------------------------
Gross profit                                                           7,015              7,357             20,261           19,781

Selling, general and administrative expenses                           4,571              4,826             14,212           13,811
Depreciation and amortization                                            467                692              1,345            2,002
                                                            ------------------------------------ -----------------------------------
Operating income                                                       1,977              1,839              4,704            3,968

Interest expense                                                         144                126                231              452
Other expense                                                             32                 --                166               --
                                                            ------------------------------------ -----------------------------------
Income before provision for income taxes                               1,801              1,713              4,307            3,516

Provision for income taxes                                               588                672              1,544            1,405
                                                            ------------------------------------ -----------------------------------

Income from continuing operations                                      1,213              1,041              2,763            2,111
Loss from discontinued operations, net                                    --              (463)                 --            (538)
                                                            ------------------------------------ -----------------------------------

Net Income                                                          $  1,213           $    578           $  2,763        $   1,573
                                                            ==================================== ===================================

Basic/diluted net income (loss) per common share:

   Income from continuing operations - basic                        $   0.06           $   0.06           $   0.15        $    0.12
                                     - diluted                      $   0.06           $   0.06           $   0.14        $    0.12
   Loss from discontinued operations, net
                    -basic/diluted                                  $   0.00           $  (0.03)          $   0.00        $   (0.03)

  Net Income - basic                                                $   0.06           $   0.03           $   0.15        $    0.09
             - diluted                                              $   0.06           $   0.03           $   0.14        $    0.09
                                                            ==================================== ===================================

Weighted average common shares - basic                                18,696             18,272             18,700           18,272
                                                            ==================================== ===================================

Weighted average common shares - diluted                              19,103             18,391             19,118           18,350
                                                            ==================================== ===================================

See accompanying notes.

                                SPAR GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                           (unaudited) (In thousands)

                                                                             NINE MONTHS ENDED
                                                                   --------------------------------------
                                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                                          2002               2001
                                                                   ------------------  ------------------

OPERATING ACTIVITIES
Net income                                                          $     2,763         $    2,111
Adjustments to reconcile net income to net cash provided
  (used in) by operating activities:
     Depreciation                                                         1,345              1,423
     Amortization                                                                              579
     Changes in operating assets and liabilities:
       Accounts receivable                                                2,774             (1,832)
       Prepaid expenses and other current assets                           (239)              (383)
       Accounts payable, accrued expenses and other current
         liabilities                                                      1,529             (1,227)
       Restructuring charges                                               (468)            (1,311)
                                                                   ------------------  ------------------
Net cash provided by (used in) operating activities of
   continuing operations                                                  7,704               (640)
Net cash used in operating activities of discontinued
   operations                                                              (902)            (2,804)
                                                                   ------------------  ------------------
Net cash provided by (used in) operating activities                       6,802             (3,444)

INVESTING ACTIVITIES
Purchases of property and equipment                                        (359)            (1,158)
Other long-term liabilities                                               1,021                  -
                                                                   ------------------  ------------------
Net cash provided by (used in) investing activities                         662             (1,158)

FINANCING ACTIVITIES
Net (payments of) borrowings on line of credit                           (7,227)             5,741
Net proceeds from employee stock purchase plan and
   exercised options                                                         83                  1
Net payments of other long-term debt                                        (57)            (1,124)
Net payments to certain shareholders                                       (252)               (16)
Purchase of Treasury Stock                                                  (11)
                                                                   ------------------  ------------------
Net cash (used in) provided by financing activities                      (7,464)             4,602

Net change in cash                                                            -                  -
Cash at beginning of period                                                   -                  -
                                                                   ------------------  ------------------
Cash at end of period                                               $         -         $        -
                                                                   ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                       $       619         $    1,532
NON-CASH TRANSACTIONS:
Stock options exercised by reduction of stockholder debt                    202                  -

See accompanying notes.

                                SPAR GROUP, INC.
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

         The accompanying unaudited condensed, consolidated financial statements of SPAR Group, Inc., and its subsidiaries (collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. However, these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the Company as contained in Form 10-K for the year ended December 31, 2001, as filed with the Securities Exchange Commission on April 1, 2002. The results of operations for the interim periods are not necessarily indicative of the operating results for the entire year. 2. SALE OF SPAR PERFORMANCE GROUP, INC.

         On June 30, 2002, SPAR Incentive Marketing, Inc. ("SIM"), a wholly-owned subsidiary of the Company, entered into a Stock Purchase and Sale Agreement with Performance Holdings, Inc. ("PHI"), a Delaware corporation headquartered in Carrollton, Texas. SIM sold all of the stock of its subsidiary SPAR Performance Group, Inc. ("SPG") to PHI for $6.0 million. As a condition of the sale, PHI issued and contributed 1,000,000 shares of its common stock to Performance Holdings, Inc. Employee Stock Ownership Plan, which became the only shareholder of PHI.

        The $6.0 million sales price was evidenced by two Term Loans, an Initial Term Loan totaling $2.5 million and an Additional Term Loan totaling $3.5 million (collectively the "Term Loans"). The Term Loans are guaranteed by SPG and secured by pledges of all the assets of PHI and SPG. The Term Loans bear interest at a rate of 12% per annum through December 31, 2003. On January 1, 2004 and on January 1 each year thereafter, the interest rate is adjusted to equal the higher of the median or mean of the High Yield Junk Bond interest rate as reported in the Wall Street Journal (or similar publication or service if the Wall Street Journal no longer reports such rate) on the last business day in the immediately preceding December. The Initial Term Loan is required to be repaid in quarterly installments that increase over the term of the loan, commencing March 31, 2003 with a balloon payment required at maturity on September 30, 2007. In addition to the preceding payments of the Initial Term Loan, PHI is required to make annual mandatory prepayments of the Term Loans on February 15th of each year, commencing on February 15, 2004 equal to:

                                SPAR GROUP, INC.
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


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

         In addition to the Term Loans, SIM agreed to provide a discretionary revolving line of credit to SPG not to exceed $2.0 million (the "Revolver"). The Revolver is secured by a pledge of all the assets of SPG and is guarantied by PHI. The Revolver provides for advances in excess of the borrowing base through September 30, 2003. Through September 30, 2003, the Revolver bears interest at the higher of the Term Loans interest rate or the prime commercial lending rate as announced in the Wall Street Journal plus 4.0% per annum. As of October 1, 2003, the Revolver will include a borrowing base calculation (principally 85% of eligible accounts receivable). Prior to September 1, 2003, SPG may request that SIM provide advances of up to $1,000,000 in excess of the borrowing base. If advances are limited to the borrowing base on and after October 1, 2003, the interest rate will be reduced to the higher of the Term Loans interest rate less 4.0% per annum or the prime commercial lending rate as announced in the Wall Street Journal plus 4.0% per annum. If SPG requests that advances be allowed in excess of the borrowing base, the interest rate will remain unchanged. On September 30, 2002, there was approximately $0.2 million outstanding under the Revolver. Due to the speculative nature of the loan SIM has established a reserve for collection of approximately $1.0 million at September 30, 2002. The net liability of approximately $0.8 million is included in Other Long Term Liabilities.

                                SPAR GROUP, INC.
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

3.      RESTRUCTURE

         In connection with the PIA Merger, the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructure costs are composed of committed costs required to integrate the SPAR Companies' and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings.

         The Company recognized termination costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Business Combination.

         The following table displays a roll-forward of the liabilities for restructure from December 31, 2001 to September 30, 2002 (in thousands):


                                                                      NINE MONTHS ENDED
                                              DECEMBER 31,            SEPTEMBER 30, 2002         SEPTEMBER 30,
                                                  2001                    DEDUCTIONS                  2002
                                      -------------------------------------------------------------------------------
   Restructure costs:
     Equipment and office lease
       settlements                    $          2,182            $           468           $        1,714


         Management believes that the remaining reserves for restructure are adequate to complete its plan.

                                SPAR GROUP, INC.
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

     4.   EARNINGS PER SHARE

          The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):


                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                    --------------------------------------    ----------------------------------

                                                     SEPTEMBER 30,       SEPTEMBER 30,         SEPTEMBER 30,     SEPTEMBER 30,
                                                          2002               2001                   2002             2001
                                                    --------------------------------------    ----------------------------------
Numerator:
   Net income from continuing operations
                                                    $        1,213    $      1,041             $       2,763     $      2,111
   Loss from operations of discontinued
   division                                                      -            (463)                       -              (538)
                                                    --------------------------------------    ----------------------------------
   Net income                                       $        1,213    $        578             $       2,763     $      1,573

Denominator:
   Shares used in basic earnings per share
   calculation                                              18,696          18,272                    18,700           18,272

Effect of diluted securities:
   Employee stock options                                      407             119                       418               78
                                                    --------------------------------------    ----------------------------------

   Shares used in diluted earnings per share
   calculation                                              19,103          18,391                    19,118           18,350
                                                    ================= ====================    ================= ================

Basic and diluted earnings per common share:

   Income from continuing operations-basic                   $0.06           $0.06                     $0.15            $0.12
                                     -diluted                $0.06           $0.06                     $0.14            $0.12
   Loss from operations of discontinued
   division - basic/diluted                                    -            (0.03)                       -              (0.03)
                                                    --------------------------------------    ----------------------------------

   Net Income - basic                                        $0.06           $0.03                     $0.15            $0.09
                                                    ================= ====================    ================= ================
              - diluted                                      $0.06           $0.03                     $0.14            $0.09
                                                    ================= ====================    ================= ================


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

OVERVIEW
--------

     The Company is a supplier of in-store merchandising and marketing services throughout the United States, Canada, and Japan. The Company also provides database marketing, teleservices, marketing research, and Internet-based software. The Company's operations are currently divided into two divisions: the Merchandising Services Division and the International Division. In October 2002, the Company discontinued the operations in its Technology Division. The Company will continue to market its technology products through the Merchandising Division and International Division.

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

INTERNATIONAL DIVISION

     The Company believes there is a significant market for its merchandising services throughout the world. The domestic merchandising services business has been developed utilizing Internet-based technology that can be modified to accommodate foreign markets. The International Division, SPAR Group International, Inc., was established to cultivate foreign markets, modify the necessary systems and implement the Company's merchandising services business model worldwide. The Company is currently providing merchandising services in Japan through a joint venture with a large Japanese distributor.

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

                                SPAR GROUP, INC.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED
--------------------------------------------------------------------
SEPTEMBER 30, 2001
------------------

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated.


                                                                           Three months Ended
                                                  ---------------------------------------------------------------------
                                                      September 30, 2002         September 30, 2001
                                                      ------------------         ------------------
                                                                  (amounts in thousands)                    Incr.
                                                      Amount          %          Amount          %         (Decr.)
                                                      ------          -          ------          -         -------

Net Revenues                                             $17,775       100.0%       $19,026       100.0%       (6.6)%

Cost of revenues                                          10,760        60.5%        11,669        61.3%       (7.8)%

Selling, general, and administrative expense               4,571        25.7%         4,826        25.4%       (5.3)%

Depreciation and amortization                                467         2.6%           692         3.6%      (32.5)%

Interest expense                                             144         0.8%           126         0.7%       14.4%

Other expense                                                 32         0.2%             -         0.0%
                                                  -------------------------------------------------------

Income before provision for income taxes                   1,801        10.1%         1,713         9.0%        5.1%

Provision for income taxes                                   588         3.3%           672         3.5%      (12.5)%

                                                  -------------------------------------------------------
Income from continuing operations                          1,213         6.8%         1,041         5.5%       16.5%

Loss from discontinued operations, net                         -                      (463)
                                                  ---------------            ---------------

Net income                                                $1,213                       $578
                                                  ===============            ===============

     Net revenues from continuing operations for the three months ended September 30, 2002, were $17.8 million, compared to $19.0 million for the three months ended September 30, 2001, a decrease of 6.6%. The decrease in net revenues is primarily a result of decreased business in mass merchandiser and drug store chains.

                                SPAR GROUP, INC.

     One customer accounted for 28.2% and 32.2% of the Company's net revenues for the three months ended September 30, 2002, and 2001, respectively. This customer also accounted for approximately 39.2% and 28.4% of accounts receivable at September 30, 2002, and 2001, respectively.

     Approximately 16.4% and 28.4% of the Company's net revenues for the three months ended September 30, 2002, and 2001, respectively, resulted from merchandising services performed for others at the stores of one retailer that filed for protection under the U.S. Bankruptcy Code in January of 2002. While the Company's customers and the resultant contractual relationships are with various manufacturers and not this retailer, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

     Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses, of which approximately $8.1 million or 75.2% and $4.3 million or 36.7% were purchased from the Company's affiliates, SPAR Marketing Services, Inc. and SPAR Management Services, Inc. in the three months ended September 30, 2002, and 2001, respectively. Cost of revenues as a percentage of net revenues decreased 0.8% to 60.5% for the three months ended September 30, 2002, compared to 61.3% for the three months ended September 30, 2001. This decrease is principally attributable to lower field costs resulting from improved efficiencies.

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


                                                                        Three Months Ended
                                                ----------------------------------------------------------------------
                                                                                                             Incr.
                                                  September 30, 2002            September 30, 2001          (Decr.)
                                                -------------------------    --------------------------    -----------
                                                Amount            %            Amount            %             %
                                                ------            -            ------            -             -
                                                                       (amounts in millions)
Selling, general and administrative           $       4.6         25.7%       $   4.8            25.4%       (5.3)%
Depreciation and amortization                         0.5          2.6            0.7             3.6       (32.5)


     Selling, general and administrative expenses were $4.6 million for the three months ended September 30, 2002 compared to $4.8 million for the three months ended September 30, 2001, a decrease of $0.2 million or 5.3%. The decrease is due primarily to cost improvements. The Company purchased $0.4 million and $0.3 million of information technology from its affiliate SPAR Infotech, Inc. for the three months ended September 30, 2002 and 2001, respectively. Depreciation and amortization decreased by

                                SPAR GROUP, INC.

$0.2 million for the three months ended September 30, 2002, due primarily to the change in accounting principles for goodwill amortization adopted by the Company effective January 1, 2002.

INTEREST EXPENSE

     Interest expense increased $18,000 for the three months ended September 30, 2002, compared to the three months ended September 30, 2001.

OTHER EXPENSE

     The Company recognized a loss of $32,266 for the three months ended September 30, 2002 for its share of the Japan joint venture loss.

INCOME TAXES

     The income tax provision for the three months ended September 30, 2002represents a combined federal and state income tax rate of 33% compared to 39% for the three months ended September 30, 2001. The 2002 tax rate for the three months was favorably impacted by the Company's adjustment of the current year tax expense for resolution of tax exposures accrued for in prior years. The effective tax rate for the remainder of 2002 is expected to be 38%.

NET INCOME

     The Company had net income from continuing operations of $1.2 million for the three months ended September 30, 2002 or $0.06 per diluted share compared to income from continuing operations of $1.0 million or $0.06 per diluted share for the corresponding period last year. For the three months ended September 30, 2001, the Company had net income of $0.6 million or $0.03 per diluted share after reporting losses of $0.5 million or $0.03 per diluted share from discontinued operations.

                                SPAR GROUP, INC.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 2001
------------------

     The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated.

                                                                          Nine Months Ended
                                                 --------------------------------------------------------------------
                                                        September 30, 2002                 September 30, 2001
                                                        ------------------                 ------------------
                                                                       (amounts in thousands)                             Incr.
                                                     Amount              %              Amount              %            (Decr.)
                                                     ------              -              ------              -            -------
Net Revenues                                     $     51,363             100.0%     $   50,058          100.0%              2.6%

Cost of Revenues                                       31,102              60.6%         30,277           60.5%              2.7%

Selling, general and administrative expense            14,212              27.7%         13,811           27.6%              2.9%

Depreciation and amortization                           1,345               2.6%          2,002            4.0%            (32.8)%

Interest expense                                          231               0.4%            452            0.9%            (49.0)%

Other Expense                                             166               0.3%              -            0.0%

                                                 ---------------- ----------------- ---------------- ---------------- --------------
Income before provision for income taxes                4,307               8.4%          3,516            7.0%             22.5%

Provision for income taxes                              1,544               3.0%          1,405            2.8%              9.9%

                                                 ---------------- ----------------- ---------------- ---------------- --------------
Income from continuing operations                       2,763               5.4%          2,111            4.2%             30.9%

Loss from discontinued operations, net                      -                              (538)
                                                 ----------------                   ----------------

Net Income                                       $       2,763                      $     1,573
                                                 ================                   ================

     Net revenues for the nine months ended September 30, 2002, were $51.4 million, compared to $50.1 million for the nine months ended September 30, 2001, a 2.6% increase. The increase in net revenues is primarily attributed to increased business in mass merchandiser and drug store chains. One customer accounted for 28.5% and 28.6% of the Company's net revenues for the nine months ended September 30, 2002, and 2001, respectively. This customer also accounted for approximately 39.2% and 28.4% of accounts receivable at September 30, 2002, and 2001, respectively.

                                SPAR GROUP, INC.

     Approximately 19.7% and 25.4% of the Company's net revenues for the nine months ended September 30, 2002, and 2001, respectively, resulted from merchandising services performed for others at the stores of one retailer that filed for protection under the U.S. Bankruptcy Code in January of 2002. While the Company's customers and the resultant contractual relationships are with the manufacturers and not this retailer, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

     Cost of revenues from continuing operations consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses, of which approximately $22.8 million or 73.3% and $10.6 million or 35.1% were purchased from the Company's affiliates, SPAR Marketing Services, Inc. and SPAR Management Services, Inc. in the nine months ended September 30, 2002, and 2001, respectively. For the nine months ended September 30, 2002, cost of revenue as a percent of revenue was 60.6% and was consistent with the prior year.

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


                                                                         Nine Months Ended
                                              ------------------------------------------------------------------------
                                                                                                             Incr.
                                                  September 30, 2002            September 30, 2001          (Decr.)
                                              ---------------------------    --------------------------    -----------
                                                Amount            %            Amount            %             %
                                                ------            -            ------            -             -
                                                                       (amounts in millions)
Selling, general and administrative           $      14.2        27.7%        $   13.8          27.6%         2.9%
Depreciation and amortization                         1.3        2.6               2.0           4.0       (32.8)


     Selling, general and administrative expenses were $14.2 million for the nine months ended September 30, 2002 compared to $13.8 million for the nine months ended September 30, 2001, an increase of $0.4 million or 2.9%. The increase is due primarily to increased spending on information technology. The Company purchased $1.3 million and $0.9 million in information technology from its affiliate SPAR Infotech, Inc. for the nine months ended September 30, 2002 and 2001, respectively.

     Depreciation and amortization decreased $0.7 million to $1.3 million from $2.0 million for the nine months ended September 30, 2002 and 2001, respectively, due primarily to the change in accounting principles for goodwill amortization adopted by the Company effective January 1, 2002.

                                SPAR GROUP, INC.

INTEREST EXPENSE

     Interest expense decreased $0.2 million for the nine months ended September 30, 2002, due to decreased interest rates and debt levels in 2002.

OTHER EXPENSE

     The Company recognized a loss of $166,298 for the nine months ended September 30, 2002 for its share of the Japan joint venture loss.

INCOME TAXES

     The income tax provision for the nine months ended September 30, 2002 represents a combined federal and state income tax rate of 36% compared to 40.0% for the nine months ended September 30, 2001. The 2002 tax rate for the nine months was favorably impacted by the Company's adjustment of the current year tax expense for resolution of tax exposures accrued for in prior years. The effective tax rate for the remainder of 2002 is expected to be 38%.

NET INCOME

     The Company had net income from continuing operations of $2.8 million for the nine months ended September 30, 2002 or $0.14 per diluted share compared to net income from continuing operations of $2.1 million or $0.12 per diluted share for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, the Company had net income of $1.6 million or $0.09 per diluted share after reporting losses of $0.5 million or $0.03 per diluted share from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     In the nine months ended September 30, 2002, the Company had a net income of $2.8 million. Net cash provided by operating activities for the nine months ended September 30, 2002, was $6.8 million, compared with net cash used by operations of $3.4 million for the nine months ended September 30, 2001. Cash provided by operating activities in 2002 was primarily a result of net operating profits and decreases in accounts receivable and increases in accounts payable, accrued expenses and other current liabilities, partially offset by decreases in restructure charges.

     Net cash provided by investing activities for the nine months ended September 30, 2002, was $0.7 million, compared with net cash used in investing activities of $1.2 million for the nine months ended September 30, 2001. The net cash provided by investing activities in 2002 resulted primarily from a change in other long-term liability partially offset by the purchases of property and equipment.

     Net cash used by financing activities for the nine months ended September 30, 2002, was $7.5 million, compared with net cash provided by financing activities of $4.6 million for the nine months ended September 30, 2001. The net cash used by financing activities in 2002 was primarily a result of repayments of the line of credit, shareholder and other long-term debt.

                                SPAR GROUP, INC.

     The above activity resulted in no change in cash and cash equivalents for the nine months ended September 30, 2002, as the Company utilizes excess cash to pay down its line of credit.

     At September 30, 2002, the Company had positive working capital of $11.2 million as compared to positive working capital of $8.5 million at December 31, 2001. The increase in working capital is due primarily to a decrease in net liabilities from discontinued operations partially offset by increases in accounts payable and accrued expenses and other current liabilities and a decrease in accounts receivable. The Company's current ratio was 2.02 at September 30, 2002, and 1.52 at December 31, 2001.

     In 1999, IBJ Whitehall Business Credit Corporation, currently doing business as Whitehall Business Credit Corporation ("WBCC") and the members of the SPAR Group (other than PIA Canada) (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement as amended (the "Bank Loan Agreement"). The Bank Loan Agreement provides the Borrowers with a $15.0 million Revolving Credit facility. In addition, the agreement provided for a $2.5 million term loan that was repaid in December 2001. The Revolving Credit facility allows the Borrowers to borrow up to $15.0 million based upon a borrowing base formula as defined in the Agreement (principally 85% of "eligible" accounts receivable). The Bank Loan Agreement's revolving credit loans of $15.0 million were scheduled to mature on September 21, 2002. As of October 29, 2002, WBCC extended the maturity date to October 31, 2003. The revolving loans bear interest at WBCC's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 5.25% per annum at September 30, 2002). The facility is secured with all the assets of the Company and its subsidiaries.

     The Bank Loan Agreement contains an option for the Bank to purchase 16,667 shares of common stock of the Company for $0.01 per share in the event that the Company's average closing share price over a ten consecutive trading day period exceeds $15.00 per share.

     The Bank Loan Agreement contains certain financial covenants that must be met by the Borrowers on a consolidated basis, among which are a minimum "Net
Worth", a "Fixed Charge Coverage Ratio", a minimum twelve month EBITDA requirement, and a limitation on capital expenditures, as such terms are defined in the Bank Loan Agreement. The Company was in compliance with such financial covenants on September 30, 2002.

     The balances outstanding on the revolving line of credit were $4.0 million and $11.3 million at September 30, 2002, and December 31, 2001, respectively. As of September 30, 2002, based upon the borrowing base formula, the SPAR Group had availability of $7.8 million of the $11.0 million unused revolving line of credit.

     The Company is obligated, under certain circumstances, to pay costs in connection with the Merger (restructure charges) of approximately $1.7 million as of September 30, 2002. In addition, the Company incurred substantial cost in connection with the transaction, including legal, accounting and investment banking fees estimated to be an aggregate unpaid obligation as of September 30, 2002, of approximately $1.1 million. The Company has also accrued approximately $0.9 million for expenses incurred by PIA prior to the Merger, which have not been paid as of September 30, 2002.

                                SPAR GROUP, INC.

     As of September 30, 2002, a total of $4.2 million in loans to certain principal stockholders of the Company remain outstanding, which bear an interest rate of 8% and are due on demand. During 2002, $0.5 million of such indebtedness has been repaid by the Company. The current Bank Loan Agreement contains certain restrictions on the repayment of stockholder debt and accordingly $2.0 million of such debt at both September 30, 2002 and December 31, 2001 is classified as long-term.

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

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents, as available cash is generally utilized to pay down the outstanding line of credit.

                                SPAR GROUP, INC.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer, Robert Brown, and Chief Financial Officer, Charles Cimitile, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

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

               Item 2(d): Not Applicable
               -------------------------

ITEM 3:        DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    The  Company  held its  Annual  Meeting of  Stockholders  on
               August 8, 2002. The meeting was held (1) to elect the Board of Directors and (2) to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2002.

               The number of votes cast for each proposal are set forth below:

               Proposal Number 1 - Election of the Board of Directors:

                 Name                   For:                     Abstention:
               -----------------------------------------------------------------
               Robert G. Brown             17,060,740                 17,990
               William H. Bartels          16,871,176                207,554
               Robert O. Aders             17,074,840                  3,890
               Jerry B. Gilbert            17,077,770                    960
               George W. Off               17,077,770                    960
               Jack W. Partridge           17,077,770                    960
               -----------------------------------------------------------------

               Each of the nominees was elected to the Board of Directors.

                                SPAR GROUP, INC.

               Proposal Number 2 - Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2002.

               For:                       Against:                 Abstention:
               -----------------------------------------------------------------
               17,078,290                 30                       410

ITEM 5: OTHER INFORMATION

               Not applicable.

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K.

       EXHIBITS.

               10.20 Amendment No. 7 to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among the SPAR Borrowers and the Lender, effective as of October 31, 2002, and filed herewith.

               99.1 Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

               99.2 Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

       REPORTS ON FORM 8-K.

               NONE.

                                SPAR GROUP, INC.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    Date: November 14, 2002           SPAR Group, Inc., Registrant
          -----------------


                                      By:  /s/ Charles Cimitile
                                           --------------------
                                           Charles Cimitile
                                           Chief Financial Officer and Secretary

                                SPAR GROUP, INC.

                 Certification for Quarterly Report on Form 10-Q


I, Robert G. Brown, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of SPAR Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                 /s/ Robert G. Brown
                                        ----------------------------------------
                                        Robert G. Brown
                                        Chairman, President and CEO

                                SPAR GROUP, INC.

                Certification for Quarterly Report on Form 10-Q


I, Charles Cimitile, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of SPAR Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                 /s/ Charles Cimitile
                                        ----------------------------------------
                                        Charles Cimitile
                                        Chief Financial Officer and Secretary

       EXHIBITS.

               10.20 Amendment No. 7 to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among the SPAR Borrowers and the Lender, effective as of October 31, 2002, and filed herewith.

               99.1 Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

               99.2 Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.