Form 10-K
period 2002-12-31
SPAR GROUP INC
filed 2003-03-31
CIK 1004989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -------------------------

                           ANNUAL REPORT ON FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the year ended December 31, 2002

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

     Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X       NO
                                             --------     ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____.

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Rule 12b-2 of the Act.) YES           NO   X
                                               --------     ---------

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2002, based on the closing price of the Common Stock as reported by the Nasdaq Small Cap Market on such date, was approximately $ 12,147,050.

     The number of shares of the Registrant's Common Stock outstanding as of December 31, 2002 was 18,824,527 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                                SPAR GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K


                                      INDEX

                                     PART I
                                                                            PAGE

Item 1.  Business                                                              2
Item 2.  Properties                                                           15
Item 3.  Legal Proceedings                                                    15
Item 4.  Submission of Matters to a Vote of Security Holders                  15

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters                                                  16
Item 6.  Selected Financial Data                                              16
Item 7.  Management's  Discussion and Analysis of Financial Condition
         and Results of Operations                                            19
Item 7A. Quantitative and Qualitative Disclosures about Market Risk           27
Item 8.  Financial Statements and Supplementary Data                          27
Item 9.  Changes  in  and  Disagreements   with  Accountants  on
         Accounting  and Financial Disclosure                                 27

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   28
Item 11. Executive Compensation and Other Information of SPAR Group, Inc.     30
Item 12. Security Ownership of Certain Beneficial Owners and Management       35
Item 13. Certain Relationships and Related Transactions                       36
Item 14. Controls and Procedures                                              37
Item 15. Principal Accountant Fees and Services                               37

                                     PART IV
Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K      38
         Signatures                                                           40

                                     PART I

         STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K OF SPAR GROUP, INC. (THE "COMPANY"), INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING, IN PARTICULAR AND WITHOUT LIMITATION, THE STATEMENTS CONTAINED IN THE DISCUSSIONS UNDER THE HEADINGS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS, WHETHER EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS, TO NOT OCCUR OR BE REALIZED OR TO BE LESS THAN EXPECTED. SUCH FORWARD-LOOKING STATEMENTS GENERALLY ARE BASED UPON THE COMPANY'S BEST ESTIMATES OF FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENT, BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF
OPERATIONS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "BELIEVE", "ESTIMATE", "ANTICIPATE", "CONTINUE" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. YOU SHOULD CAREFULLY CONSIDER SUCH RISKS, UNCERTAINTIES AND OTHER INFORMATION, DISCLOSURES AND DISCUSSIONS WHICH CONTAIN CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROVIDED IN THE FORWARD-LOOKING STATEMENTS.

        ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT ASSURE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED IN WHOLE OR IN PART. YOU SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED HEREIN AND ANY OTHER CAUTIONARY STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED BY THE RISK FACTORS (SEE
ITEM 1 - CERTAIN RISK FACTORS) AND OTHER CAUTIONARY STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


ITEM 1.  BUSINESS.

GENERAL

        SPAR Group, Inc., a Delaware corporation ("SPAR Group", "SGRP" or the "Company"), is a supplier of in-store merchandising and marketing services both throughout the United States and internationally. The Company's operations are divided into two divisions: the Merchandising Services Division and the International Division. The Merchandising Services Division provides merchandising services, database marketing, teleservices and marketing research to manufacturers and retailers with product distribution primarily in mass merchandisers, drug chains and grocery stores in the United States. The
International Division established in July 2000, currently provides merchandising services through a joint venture in Japan and focuses on expanding the Company's merchandising services business throughout the world.

CONTINUING OPERATIONS

Merchandising Services Division

        The Company provides nationwide retail merchandising and marketing services to home entertainment, PC software, general merchandise, health and beauty care, consumer goods and food products companies in mass merchandisers, drug chains and retail grocery stores in the United States. Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or multiple manufacturers primarily under single or multi-year contracts. Services also include stand-alone large-scale implementations such as new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and setting new and promotional items placing, and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls.

        The Company's Merchandising Services Division consists of (1) SPAR Marketing, Inc. ("SMI") (an intermediate holding company), SPAR Marketing Force, Inc. ("SMF"), SPAR Marketing, Inc., ("SMNEV"), SPAR/Burgoyne Retail Services, Inc. ("SBRS"), and SPAR, Inc. ("SINC"") (collectively, the "SPAR Marketing Companies"); and (2) PIA Merchandising, Co., Inc., Pacific Indoor Display d/b/a Retail Resources, Pivotal Sales Company and PIA Merchandising Ltd. (collectively, "PIA" or the "PIA Companies"). The SPAR Marketing Companies are the original predecessor of the current Company and were founded in 1967. The PIA Companies, first organized in 1943, are also a predecessor of the Company and a supplier of in-store merchandising services throughout the United States, and were deemed "acquired" by the SPAR Marketing Companies for accounting purposes pursuant to the Merger on July 8, 1999 (see Merger and Restructuring, below).

International Division

        In July 2000, the Company established its International Division, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business world-wide. Also in July 2000, the Company entered into a joint venture with a large Japanese distributor and together established SPAR FM to provide merchandising services in Japan.

DISCONTINUED OPERATIONS

Incentive Marketing Division

        As part of a strategic realignment in the fourth quarter of 2001, the Company made the decision to divest its Incentive Marketing Division, SPAR Performance Group, Inc. ("SPGI"). The Company explored various alternatives for the sale of SPGI and subsequently sold the business to SPGI's employees through the establishment of an employee stock ownership plan on June 30, 2002.

Technology Division

        In October 2002, the Company dissolved its Technology Division that was established in March 2000 for the purpose of marketing its proprietary Internet-based computer software.


INDUSTRY OVERVIEW

Merchandising Services Division

        According to industry estimates over two billion dollars are spent annually on domestic retail merchandising services. The merchandising industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. The Company believes there is a continuing trend for major manufacturers to move increasingly toward third parties to handle in-store merchandising. The Company also believes that its merchandising services bring added value to retailers, manufacturers and other businesses. Retail merchandising services enhance sales by making a product more visible and available to consumers. These services primarily include placing orders, shelf maintenance, display placement, reconfiguring products on store shelves, replenishing products, and providing product sampling, and also include other services such as test market research, mystery shopping, teleservices, database marketing and promotion planning and analysis.

        The Company believes merchandising services previously undertaken by retailers and manufacturers have been increasingly outsourced to third parties. Historically, retailers staffed their stores as needed to ensure inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics. In an effort to improve their margins, retailers decreased their own store personnel and increased their reliance on manufacturers to perform such services. Initially, manufacturers attempted to satisfy the need for merchandising services in retail stores by utilizing their own sales representatives. However, manufacturers discovered that using their own sales representatives for this purpose was expensive and inefficient. Therefore, manufacturers have increasingly outsourced the merchandising services to third parties capable of operating at a lower cost by (among other things) serving multiple manufacturers simultaneously.

        Another significant trend impacting the merchandising segment is the tendency of consumers to make product purchase decisions once inside the store. Accordingly, merchandising services and in-store product promotions have proliferated and diversified. Retailers are continually remerchandising and remodeling entire stores to respond to product developments and changes in consumer preferences. The Company estimates that these activities have increased in frequency over the last five years, such that most stores are re-merchandised and remodeled approximately every twenty-four months. Both retailers and manufacturers are seeking third parties to help them meet the increased demand for these labor-intensive services.

International Division

        The Company believes another current trend in business is globalization. As companies expand into foreign markets they will need assistance in marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its Internet-based technology and business model that are successful in the United States. In July 2000, the Company established its International Division, which operates through SPAR Group International, Inc., to cultivate foreign markets, modify the necessary systems and implement the Company's business model worldwide by expanding its merchandising services business off shore. The Company formed an International Division task force consisting of members of the Company's information technology, operations and finance groups to evaluate and develop foreign markets. The initial focus of the International Division was on the Pacific Rim region. In Japan, SPAR Group International, Inc. and a leading Japanese based distributor established a joint venture to provide the latest in-store merchandising services to the Japanese market. As part of the joint venture agreement, the Company translated several of its proprietary Internet-based logistical, communications and reporting software applications into Japanese. Through its Auburn Hills, Michigan server, the Company provides the joint venture access to this logistical, communications and reporting software. More recently, the Company has begun to focus on other potential merchandising markets worldwide and has hired representatives in Greece and Australia to assist in those efforts. The Company is actively pursuing expansion into various other markets.

MERGER AND RESTRUCTURING

        On July 8, 1999, SG Acquisition, Inc., a Nevada corporation ("PIA Acquisition"), a wholly owned subsidiary of the Company, then named PIA Merchandising Services, Inc. ("PIA Delaware"), merged into and with SPAR Acquisition, Inc., a Nevada corporation ("SAI") (the "Merger"), pursuant to the Agreement and Plan of Merger dated as of February 28, 1999, as amended (the "Merger Agreement"), by and among the Company and certain of the PIA Companies and SPAR Marketing Companies (among others). In connection with the Merger, PIA Delaware changed its name to SPAR Group, Inc. (which is referred to post-Merger individually as "SPAR Group", "SGRP" or the "Company"). Although the SPAR Marketing Companies and SPGI became subsidiaries of PIA Delaware (now the Company) as a result of this "reverse" Merger, the transaction has been accounted for as a purchase by SAI of the PIA Companies, with the books and records of the Company being adjusted to reflect the historical operating results of the SPAR Marketing Companies and SPGI (together with certain intermediate holding companies, the "SPAR Companies").


BUSINESS STRATEGY


        As the marketing services industry continues to grow, consolidate and expand both in the United States and internationally, large retailers and manufacturers are increasingly outsourcing their marketing needs to third-party providers. The Company believes that offering marketing services on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that successful use of and continuous improvements to a sophisticated technology infrastructure, including its proprietary Internet-based software, is key to providing clients with a high level of customer service while maintaining efficient, low cost operations. The Company's objective is to become an international retail merchandising and marketing service provider by pursuing its operating and growth strategy, as described below.

        Increased Sales Efforts:

        The Company is seeking to increase revenues by increasing sales to its current customers, as well as, establishing long-term relationships with new customers, many of which currently use other merchandising companies for various reasons. The Company believes its technology, field implementation and other competitive advantages will allow it to capture a larger share of this market over time. However, there can be no assurance that any increased sales will be achieved.

        New Products:

        The Company is seeking to increase revenues through the internal development and implementation of new products and services that add value to its customers' retail merchandising related activities, some of which have been identified and are currently being tested for feasibility and market acceptance. However, there can be no assurance that any new products of value will be developed or that any such new product can be successfully marketed.

        Acquisitions:

        The Company is seeking to acquire businesses or enter into joint ventures or other arrangements with companies that offer similar merchandising services both in the United States and worldwide. The Company believes that increasing industry expertise, adding product segments, and increasing its geographic breadth will allow it to service its clients more efficiently and cost effectively. As part of its acquisition strategy, SPAR is actively exploring a number of potential acquisitions, predominately in its core merchandising service businesses. Through such acquisitions, the Company may realize additional operating and revenue synergies and may leverage existing relationships with manufacturers, retailers and other businesses to create cross-selling opportunities. However, there can be no assurance that any of the acquisitions will occur or whether, if completed, the integration of the acquired businesses will be successful or the anticipated efficiencies and cross-selling opportunities will occur. The Company is not currently a party to any definitive and binding purchase arrangement with respect to any contemplated acquisition.

        Improve Operating Efficiencies:

        The Company will continue to seek greater efficiencies. The Company believes that its existing field force and technology infrastructure can support additional customers and revenue in the Merchandising Services Division. At the corporate level, the Company will continue to streamline certain administrative functions, such as accounting and finance, insurance, strategic marketing and legal support.

        Leverage and Improve Technology:

        The Company intends to continue to utilize computer (including hand-held computers), Internet, and other technology to enhance its efficiency and ability to provide real-time data to its customers, as well as, maximize the speed of communication, and logistical deployment of its merchandising specialists. Industry sources indicate that customers are increasingly relying on marketing service providers to supply rapid, value-added information regarding the results of marketing expenditures on sales and profits. The Company (together with certain of its affiliates) has developed and owns proprietary Internet-based software technology that allows it to utilize the Internet to communicate with its field management, schedule its store-specific field operations more efficiently, receive information and incorporate the data immediately, quantify the benefits of its services to customers faster, respond to customers' needs quickly and implement programs rapidly. The Company has successfully modified and is currently utilizing certain of its software applications in connection with its Japanese joint venture. The Company believes that it can continue to improve, modify and adapt its technology to support merchandising and marketing services for additional customers and projects in the United States and in other foreign markets. The Company also believes that its proprietary Internet-based software technology gives it a competitive advantage in the marketplace.


DESCRIPTION OF SERVICES

        The Company currently provides a broad array of merchandising and marketing services on a national, regional and local basis to leading home entertainment, general merchandise, consumer goods, food, and health and beauty care manufacturers and retail companies through its Merchandising Services Division.

        The Company currently operates throughout the United States serving some of the nation's leading companies. The Company believes its full-line capabilities provide fully integrated national solutions that distinguish the Company from its competitors. These capabilities include the ability to develop plans at one centralized division headquarter location, effect chain wide execution, implement rapid, coordinated responses to its clients' needs and report on a real time Internet enhanced basis. The Company also believes its national presence, industry-leading technology, centralized decision-making ability, local follow-through, ability to recruit, train and supervise merchandisers, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a significant advantage over local, regional or other competitors.

Merchandising Services Division

        The Company provides a broad array of merchandising services on a national, regional, and local basis to manufacturers and retailers. The Company provides its merchandising and marketing services primarily on behalf of consumer product manufacturers at mass merchandiser, drug and retail grocery chains. The Company currently provides three principal types of merchandising and marketing services: syndicated services, dedicated services and project services.

        Syndicated Services

        Syndicated services consist of regularly scheduled, routed merchandising services provided at the retail store level for various manufacturers usually under annual or multi-year contracts. These services are performed for multiple manufacturers, including, in some cases, manufacturers whose products are in the same product category. Syndicated services may include activities such as:

       o      Reordering and replenishment of products
       o Ensuring that the client's products authorized for distribution are in stock and on the shelf
       o Adding new products that are approved for distribution but not yet present on the shelf
       o      Designing and implementing store planogram schematics
       o Setting product category shelves in accordance with approved store schematics
       o      Ensuring that product shelf tags are in place
       o      Checking for overall salability of the client's products
       o      Placing new product and promotional items in prominent positions

        Dedicated Services

        Dedicated services consist of merchandising services, generally as described above, which are performed for a specific retailer or manufacturer by a dedicated organization, including a management team working exclusively for that retailer or manufacturer. These services include many of the above activities detailed in syndicated services, as well as, new store set-ups, store remodels and fixture installations. These services are primarily based on agreed-upon rates and fixed management fees under multi-year contracts.

        Project Services

        Project services consist primarily of specific in-store services initiated by retailers and manufacturers, such as new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. The Company also performs other project services, such as new store sets and existing store resets, re-merchandising, remodels and category implementations, under annual or stand-alone project contracts.

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

         Data Collection - Gathering sales and other information systematically for analysis and interpretation.

         Teleservices - Maintaining a teleservices center in its Auburn Hills, Michigan, facility that performs inbound and outbound telemarketing services, including those on behalf of certain of the Company's manufacturing clients.

        The Company believes that providing merchandising and other services timely, accurately and efficiently, as well as, delivering timely and accurate reports to its clients, are two key components of its success. The Company has developed Internet-based logistical deployment, communications, and reporting systems that improve the productivity of its merchandising specialists and provide timely data and reports to its customers. The Company's merchandising specialists use hand-held computers, personal computers and laptop computers to report through the Internet and Interactive Voice Response (IVR) to report through its Auburn Hills teleservices center the status of each store they service upon completion. Merchandising specialists may report on store conditions (e.g. out of stocks, inventory, display placement) or scan and process new orders for products. This information is analyzed and displayed on graphical execution maps, which can be accessed by both the Company and its customers via the Internet. These execution maps visually depict the status of every merchandising project in real time.

         Through the Company's automated labor tracking system, its merchandising specialists communicate work assignment completion information via the Internet or telephone, enabling the Company to report hours, mileage, and other completion information for each work assignment on a daily basis and providing the Company with daily, detailed tracking of work completion. This technology allows the Company to schedule its merchandising specialists more efficiently, quickly quantify the benefits of its services to customers, rapidly respond to customers' needs and rapidly implement programs. The Company believes that its technological capabilities provide it with a competitive advantage in the marketplace.

International Division

        The Company believes another current trend in business is globalization. As companies expand into foreign markets they will need assistance in marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising programs are both expensive and inefficient. The Company believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. The Company believes such factors have created an opportunity to exploit its Internet-based technology and business model that are successful in the United States. The Company has formed a task force consisting of information technology, operations and finance to evaluate and develop foreign markets. The initial focus of the International Division, SPAR Group International, Inc., has been on the Pacific Rim region. SPAR Group International, Inc. and a leading Japanese based distributor established a joint venture to provide the latest in-store merchandising services to the Japanese market. The Company is actively pursuing expansion to other markets.


SALES AND MARKETING

Merchandising Services Division

        The Company's sales efforts within its Merchandising Services Division are structured to develop new business in national and local markets. The Company's corporate business development team directs its efforts toward the senior management of prospective clients. Sales strategies developed at the Company's headquarters are communicated to the Company's sales force for execution. The sales force, located nationwide, work from both Company and home offices. In addition, the Company's corporate account executives play an important role in the Company's new business development efforts within its existing manufacturer and retailer client base.

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

        The Company's business development process includes a due diligence period to determine the objectives of the prospective client, the work required to be performed to satisfy those objectives and the market value of such work to be performed. The Company employs a formal cost development and proposal process that determines the cost of each element of work required to achieve the prospective client's objectives. These costs, together with an analysis of market rates, are used in the development of a formal quotation that is then reviewed at various levels within the organization. The pricing of this internal proposal must meet the Company's objectives for profitability, which are established as part of the business planning process. After approval of this quotation, a detailed proposal is presented to the prospective client. After the elements of service and corresponding rates are agreed upon, a contract is prepared and executed.

International Division

        The Company's marketing efforts within its International Division are designed to develop new business internationally. The Company has recently hired representatives in Europe and Australia to help in these efforts. The Division's corporate business development team targets specific areas and develops strategic relationships to cultivate business for worldwide expansion.


CUSTOMERS

Merchandising Services Division

        In its Merchandising Services Division, the Company currently represents numerous manufacturers and retail clients in a wide range of retail outlets in the United States including:

o       Mass Merchandisers
o       Drug
o       Grocery
o       Other retail trade groups (e.g. Discount, Home Centers)

        The Company also provides database, research and other marketing services to the automotive and consumer packaged goods industries.

        One customer accounted for 26%, 25% and 20% of the Company's net revenues for the years ended December 31, 2002, 2001, and 2000, respectively. This customer also accounted for approximately 40%, 24% and 26% of accounts receivable at December 31, 2002, 2001 and 2000, respectively.

        A second customer accounted for 11%, 9% and 5% of the Company's net revenues for the years ended December 31, 2002, 2001, and 2000, respectively. This second customer also accounted for approximately 5%, 4% and 4% of accounts receivable at December 31, 2002, 2001 and 2000, respectively.

        Approximately 24%, 31%, and 18% of net revenues for the years ended December 31, 2002, 2001, and 2000, respectively, resulted from merchandising services performed for others at Kmart stores. Kmart filed for protection under the U.S. Bankruptcy Code in January 2002. During 2002, Kmart closed a significant number of stores in the United States. While the Company's customers and the resultant contractual relationships are with the manufacturers and not this retailer, the Company's business would be negatively impacted if this retailer were to close all or most of its stores.

International Division

        The Company believes that the potential international customers for this division have similar profiles to its Merchandising Services Division customers. The initial focus of the International Division had been on Japan and the Pacific Rim region. The Company is actively pursuing expansion to Europe and other markets.

COMPETITION

        The marketing services industry is highly competitive.

        Competition in the Company's Merchandising Services Division arises from a number of large enterprises, many of which are national in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its clients and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in the mass merchandiser and chain drug channels of trade, as well as a leading provider of in-store services to the home entertainment industry. The Company also believes it has the ability to execute major national in-store initiatives and develop and administer national retailer programs. Finally, the Company believes that, through the use and continuing improvement of its proprietary Internet software, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.

TRADEMARKS

        The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. See "--Industry Overview" and "--Competition".

EMPLOYEES

        As of December 31, 2002, the Company's Merchandising Services Division's labor force consisted of approximately 9,500 people, approximately 300 full-time employees, approximately 2,600 part-time employees and approximately 6,600 independent contractors (furnished principally through related parties, see Item 13 - Certain Relationships and Related Transactions, below), of which 193 full-time employees were engaged in operations and 11 were engaged in sales. The Company considers its relations with its employees to be good. The Company's Merchandising Services Division also utilized the services of its affiliate, SPAR Management Services, Inc. ("SMSI"), to schedule and supervise its field force, including its own part-time employees as well as the independent contractors furnished by another affiliate SPAR Marketing Services, Inc. ("SMS") (see Item 13 - Certain Relationships and Related Transactions, below).

        The Company currently utilizes its existing Merchandising Division's employees, as well as, the services of certain employees of its affiliates, SMSI and SPAR Infotech, Inc. ("SIT"), to staff the International Division. However, dedicated employees will be added to that division as the need arises. The Company's affiliate, SIT, also provides programming and other assistance to the Company's various divisions (see Item 13 - Certain Relationships and Related Transactions, below).

CERTAIN RISK FACTORS

        There are various risks associated with the Company's growth and operating strategy. Certain (but not all) of these risks are discussed below.

DEPENDENCY ON LARGEST CUSTOMERS

        One customer accounted for 26%, 25% and 20% of the Company's net revenues for the years ended December 31, 2002, 2001, and 2000, respectively. This customer also accounted for approximately 40%, 24% and 26% of accounts receivable at December 31, 2002, 2001 and 2000, respectively. A second customer accounted for 11%, 9% and 5% of the Company's net revenues for the years ended December 31, 2002, 2001, and 2000, respectively. This second customer also accounted for approximately 5%, 4% and 4% of accounts receivable at December 31, 2002, 2001 and 2000, respectively. The loss of either such customer and the failure to attract new large customers, could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company's business, results of operations and financial condition.

        In addition, approximately 24%, 31%, and 18% of net revenues for the years ended December 31, 2002, 2001, and 2000, respectively, resulted from merchandising services performed for manufacturers and others at Kmart, which is currently operating under Chapter 11 of the Federal Bankruptcy Code. During 2002, Kmart closed a significant number of stores in the United States. There can be no assurance that this retailer will continue to operate all or any of its remaining stores. While the Company's customers and the resultant contractual relationships are with the manufacturers and not this retailer, if this retailer were to close all or most of its stores, such closures could significantly decrease the Company's revenues and could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

DEPENDENCE ON TREND TOWARD OUTSOURCING

        The business and growth of the Company depends in large part on the continued trend toward outsourcing of marketing services, which the Company believes has resulted from the consolidation of retailers and manufacturers, as well as the desire to seek outsourcing specialists and reduce fixed operation expenses. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the retail, manufacturing or business services industry not to use, or to reduce the use of, outsourced marketing services such as those provided by the Company, could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

FAILURE TO SUCCESSFULLY COMPETE

        The marketing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific customer, channel or geographic coverage; (ii) the internal marketing and merchandising operations of its customers and prospective customers; (iii) independent brokers; and (iv) smaller regional providers. Remaining competitive in the highly competitive marketing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to successfully compete, it could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

        If certain competitors were to combine into integrated marketing services companies, or additional marketing service companies were to enter into this market, or existing participants in this industry were to become more competitive, it could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

VARIABILITY OF OPERATING RESULTS AND UNCERTAINTY IN CUSTOMER REVENUE

        The  Company  has  experienced  and,  in  the  future,   may  experience
fluctuations in quarterly operating results. Factors that may cause the Company's quarterly operating results to vary and from time to time and may result in reduced revenue include: (i) the number of active customer projects;
(ii) customer delays, changes and cancellations in projects; (iii) the timing requirements of customer projects; (iv) the completion of major customer projects; (v) the timing of new engagements; (vi) the timing of personnel cost increases; and (vii) the loss of major customers. In particular, the timing of revenues is difficult to forecast for the home entertainment industry because timing is dependent on the commercial success of particular releases of particular customers. In the event that a particular release is not widely accepted by the public, the Company's revenue could be significantly reduced. In addition, the Company is subject to revenue uncertainties resulting from factors such as unprofitable customer work and the failure of customers to pay. The
Company attempts to mitigate these risks by dealing primarily with large credit-worthy customers, by entering into written agreements with its customers and by using project budgeting systems. These revenue fluctuations could materially and adversely affect the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

FAILURE TO DEVELOP NEW PRODUCTS

        A key element of the Company's growth strategy is the development and sale of new products. While several new products are under current development, there can be no assurance that the Company will be able to successfully develop and market new products. The Company's inability or failure to devise useful merchandising or marketing products or to complete the development or implementation the development of a particular product for use on a large scale, or the failure of such products to achieve market acceptance, could adversely affect the Company's ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.


INABILITY TO IDENTIFY, ACQUIRE AND SUCCESSFULLY INTEGRATE ACQUISITIONS

        Another key component of the Company's growth strategy is the acquisition of businesses across the United States and worldwide that offer similar merchandising or marketing services. The successful implementation of this strategy depends upon the Company's ability to identify suitable acquisition candidates, acquire such businesses on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that such candidates will be available or, if such candidates are available, that the price will be attractive or that the Company will be able to identify, acquire or integrate such businesses successfully. In addition, in pursuing such acquisition opportunities, the Company may compete with other entities with similar growth strategies, these competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices of acquisition targets and/or a diminished pool of companies available for acquisition.

        The successful integration of these acquisitions also may involve a number of additional risks, including: (i) the inability to retain the customers of the acquired business; (ii) the lingering effects of poor customer relations or service performance by the acquired business, which also may taint the Company's existing businesses; (iii) the inability to retain the desirable management, key personnel and other employees of the acquired business; (iv) the inability to fully realize the desired efficiencies and economies of scale: (v) the inability to establish, implement or police the Company's existing standards, controls, procedures and policies on the acquired business; (vi) diversion of management attention; and (vii) exposure to customer, employee and other legal claims for activities of the acquired business prior to acquisition. And of course, any acquired business could perform significantly worse than expected.

        The inability to identify, acquire and successfully integrate such merchandising or marketing services business could have a material adverse effect on the Company's growth strategy and could limit the Company's ability to significantly increase its revenues and profits.

UNCERTAINTY OF FINANCING FOR, AND DILUTION RESULTING FROM, FUTURE ACQUISITIONS

        The timing, size and success of such acquisition efforts and any associated capital commitments cannot be readily predicted. Future acquisitions may be financed by issuing shares of the Company's Common Stock, cash, or a combination of Common Stock and cash. If the Company's Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept the Company's Common Stock as part of the consideration for the sale of their businesses, the Company may be required to obtain additional capital through debt or equity financings. To the extent the Company's Common Stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders. There can be no assurance that the Company will be able to obtain the additional financing it may need for its acquisitions on terms that the Company deems acceptable. Failure to obtain such capital would materially adversely affect the Company's ability to execute its growth strategy.

RELIANCE ON THE INTERNET

        The Company relies on the Internet for the scheduling, coordination and reporting of its merchandising and marketing services. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic as well as increased attacks by hackers and other saboteurs. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on the Internet by this continued growth or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of accidental and intentional damage to portions of its infrastructure, and could face such outages and delays in the future of similar or greater effect. Any protracted disruption in Internet service would increase the Company's costs of operation and reduce efficiency and performance, which could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

ECONOMIC AND RETAIL UNCERTAINTY

        The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism on consumer and business behavior, make it difficult for the Company, its vendors and its customers to accurately forecast and plan future business activities. Substantially all of the Company's key customers are either retailers or those seeking to do product merchandising at retailers. If the retail industry experiences a significant economic downturn, a reduction in product sales could significantly decrease the Company's revenues. The Company also has risks associated with its customers changing their business plans and/or reducing their marketing budgets in response to economic conditions, which also could also significantly decrease the Company's revenues. Such revenue decreases could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

SIGNIFICANT STOCKHOLDERS: VOTING CONTROL AND MARKET ILLIQUIDITY

        Mr. Robert G. Brown, a founder, a director, the Chairman, President and Chief Executive Officer of the Company, beneficially owns approximately 44.0% of the Company's outstanding Common Stock, and Mr. William H. Bartels, a founder, a director, and a Vice Chairman of the Company beneficially owns approximately 27.7% of the Company's outstanding Common Stock. These stockholders have, should they choose to act together, and under certain circumstances Mr. Brown acting alone has, the ability to control all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions.

        In addition, although the Company Common Stock is quoted on the Nasdaq Small Cap Market, the trading volume in such stock may be limited and an investment in the Company's securities may be illiquid because the founders own a significant amount of the Company's stock.

DEPENDENCE UPON AND POTENTIAL CONFLICTS IN SERVICES PROVIDED BY AFFILIATES

        The success of the Company's business is dependent upon the successful execution of its field services by SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), and programming services provided by SPAR Infotech, Inc. ("SIT"), each of which is an affiliate but not a subsidiary of the Company, and none of which is consolidated in the Company's financial statements or results. SMS provides substantially all of the field representatives used by the Company in conducting its business (76% of field expense in 2002). SMSI provides substantially all of the field management services used by the Company in conducting its business. SIT provides substantially all of the Internet programming services and other programming needs used by the Company in conducting its business (see Item 13 - Certain Relationships and Related Transactions, below), which are provided to the Company by SMS and SMSI on a cost-plus basis pursuant to contracts that are cancelable on 60 days notice prior to December 31 of each year and by SIT on an hourly charge basis pursuant to a contract that is cancelable on 30 days notice. The Company has determined that these services are provided at rates favorable to the Company.

        SMS, SMSI, SIT and certain other affiliated companies (collectively, the "SPAR Affiliates") are owned solely by Mr. Robert G. Brown, a founder, a director, the Chairman, President and Chief Executive Officer of the Company, and Mr. William H. Bartels, a founder, a director, and a Vice Chairman of the Company, who also are each directors and executive officers of the SPAR Affiliates (see Item 13 - Certain Relationships and Related Transactions, below). In the event of any dispute in the business relationships between the Company and one or more of the SPAR Affiliates, it is possible that Messrs. Brown and Bartels may have one or more conflicts of interest with respect to those relationships and could cause one or more of the SPAR Affiliates to renegotiate or cancel their contracts with the Company or otherwise act in a way that is not in the Company's best interests.

        While the Company's relationships with SMS, SMSI, SIT and the other SPAR Affiliates are excellent, there can be no assurance that the Company could (if necessary under the circumstances) replace the field representatives and management currently provided by SMS and SMSI, respectively, or replace the Internet and other programming services provided by SIT, in sufficient time to perform its customer obligations or at such favorable rates in the event the SPAR Affiliates no longer performed those services. Any cancellation, other nonperformance or material pricing increase under those affiliate contracts could have a material adverse effect on the Company's business, results of operations and financial conditions or the desired increases in the Company's business, revenues and profits.

THE COMPANY HAS NOT PAID AND DOES NOT INTEND TO PAY CASH DIVIDENDS

        The Company has not paid dividends in the past, intends to retain any earnings or other cash resources to finance the expansion of its business and for general corporate purposes, and does not intend to pay dividends in the future.

RISKS ASSOCIATED WITH INTERNATIONAL JOINT VENTURES

        While the Company endeavors to limit its exposure for claims and losses in any international joint ventures through contractual provisions, insurance and use of single purpose subsidiaries for such ventures, there can be no assurance that the Company will not be held liable for the claims against and losses of a particular international joint venture under applicable local law or local interpretation of any joint venture or insurance provisions. If any such claims and losses should occur, be material in amount and be successfully asserted against the Company, such claims and losses could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

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

        The following is a list of the locations where the Company maintains leased facilities for its division offices and subsidiaries:

        LOCATION             OFFICE USE
        ------------------------------------------------------------------------
        Tarrytown, NY        Corporate Headquarters
        Auburn Hills, MI     Regional Office, Warehouse and Teleservices Center
        Eden Prairie, MN     Regional Office
        Cincinnati, OH       Regional Office
        Largo, FL            Regional Office

        Although the Company believes that its existing facilities are adequate for its current business, new facilities may be added should the need arise in the future.

ITEM 3.  LEGAL PROCEEDINGS.

        On October 24, 2001, Safeway Inc., a former customer of the PIA Companies, filed a complaint alleging damages of approximately $3.6 million plus interest and costs and alleged punitive damages in an unspecified amount against the Company in Alameda County Superior Court, California, Case No. 2001028498 with respect to (among other things) alleged breach of contract. On or about December 30, 2002, the Court approved the filing of Safeway Inc.'s Second Amended Complaint, which alleges causes of action for (among other things) breach of contract against the Company, PIA Merchandising Co., Inc. and Pivotal Sales Company. The Second Amended Complaint was filed with the Court on January 13, 2003, and does not specify the amount of monetary damages sought. No punitive or exemplary damages are sought in Safeway Inc.'s Second Amended Complaint. This case is being vigorously contested by the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

        The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq Small Cap Market.

                                    2001                      2002
                           ------------------------ --------------------------
                                High      Low          High           Low
          First Quarter      $ 1.6094  $  .5625     $  2.4100     $  1.6000
          Second Quarter       1.3000     .7000        2.5000        2.0000
          Third Quarter        2.2700     .8700        2.8200        1.9600
          Fourth Quarter       2.8000     .9200        4.9200        1.9100

        As of December 31, 2002, there were approximately 700 beneficial shareholders of the Company's Common Stock

DIVIDENDS

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

ITEM 6.  SELECTED FINANCIAL DATA.

        The following selected condensed consolidated financial data sets forth, for the periods and the dates indicated, summary financial data of the Company and its subsidiaries. The selected financial data have been derived from the Company's financial statements, which have been audited by independent public accountants.

                                SPAR GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                       YEAR ENDED DECEMBER 31,                     NINE
                                                                                                                  MONTHS
                                                                                                                   ENDED
                                                                                                               DECEMBER 31,
                                                            2002           2001          2000       1999(2)       1998(2)
                                                       ----------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net revenues                                            $   69,612     $  70,891      $ 81,459    $ 79,613      $ 32,601
Cost of revenues                                            40,331        40,883        50,278      50,499        16,217
                                                        -----------    ---------      --------    --------      --------
Gross profit                                                29,281        30,008        31,181      29,114        16,384
Selling, general and administrative expenses                18,804        19,380        24,761      23,213         9,978
Depreciation and amortization                                1,844         2,682         2,383       1,204           142
                                                        -----------    ---------      --------    --------      --------
Operating income                                             8,633         7,946         4,037       4,697         6,264
Other (income) expense                                         (26)          107          (790)        (90)         (149)
Interest expense                                               363           561         1,326         976           304
                                                        -----------    ---------      --------    --------      --------
Income from continuing operations before provision for
   income taxes                                              8,296         7,278         3,501       3,811         6,109
Income tax provision                                         2,998         3,123           780       3,743             -
                                                        -----------    ---------      --------    --------      --------
Income from continuing operations                            5,298         4,155         2,721          68         6,109

Discontinued operations:
Loss from discontinued operations net of tax benefits
   of $935, $858 and $595, respectively                         -         (1,597)       (1,399)       (563)            -
Estimated loss on disposal of discontinued  operations,
   including  provision of $1,000 for losses during
   phase-out period and disposal costs
   net of tax benefit of $2,618                                 -         (4,272)            -           -             -
                                                        -----------    ---------      --------    --------      --------
Net income (loss)                                       $   5,298      $  (1,714)    $   1,322    $   (495)     $  6,109

Unaudited pro forma data (1):
Income from continuing operations before provision for                                            $  3,811      $  6,109
                                                                                                  --------      --------
   income taxes
Pro forma income tax provision                                                                       1,840         2,253
                                                                                                  --------      --------
Pro forma income from continuing operations                                                          1,971         3,856
Pro forma loss from discontinued operations net of
   pro forma tax benefit of $429                                                                      (729)            -
                                                                                                  --------      --------
Pro forma net income                                                                              $  1,242      $  3,856
Basic/diluted net income (loss) per common share:
Actual/Pro forma income from continuing operations      $   0.28       $   0.23       $   0.15    $   0.13      $   0.30
                                                        -----------    ---------      --------    --------      --------
Discontinued operations:
Actual/Pro forma loss from discontinued operations             -          (0.09)         (0.08)      (0.05)            -
Estimated loss on  disposal of discontinued operations         -          (0.23)             -           -             -
                                                        -----------    ---------      --------    --------      --------
Loss from discontinued operations                              -          (0.32)         (0.08)      (0.05)            -
                                                        -----------    ---------      --------    --------      --------
Actual/Pro-forma net income (loss)                      $   0.28       $  (0.09)      $   0.07    $   0.08      $   0.30
                                                        ===========    ========       ========    ========      ========

Actual/Pro forma weighted average shares outstanding        18,761        18,389        18,185      15,361        12,659
  - basic
Actual/Pro forma weighted average shares outstanding
  - diluted                                                19,148         18,467        18,303      15,367        12,659


                                                                 December 31,
                                          --------------------------------------------------------
                                             2002       2001       2000       1999(2)     1998(2)
                                          --------    --------  ---------   ---------   ----------
BALANCE SHEET DATA:
------------------
Working capital (deficiency)              $  6,319    $  8,476  $ (2,273)   $   (639)   $ (2,214)
Total assets                                29,757      41,155    48,004      54,110      14,865
Current portion of long-term debt                -          57     1,143       1,147         685
Line of credit and long-term debt, net         148      13,287    10,093      16,009         311
Total stockholders' equity (deficit)        16,592      10,934    12,240      10,886      (1,405)
                                          ========    ========  ========    =========   ========




(1) The unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for all periods presented.
(2) In July 1999, PIA and the Spar Companies merged with the SPAR Companies deemed the accounting acquirer. The results of operations include the results of PIA from the acquisition date forward.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        In the United States, the Company provides merchandising services to manufacturers and retailers principally in mass merchandiser, drug, grocery, and other retail trade classes through its Merchandising Services Division. The Company established its International Division in July 2000, and through a joint venture with a leading Japanese wholesaler, the Company provides in-store merchandising services to the Japanese market. The Company accounts for its investment in the joint venture utilizing the equity method.

        In December 2001, the Company decided to divest its Incentive Marketing Division and recorded an estimated loss on disposal of SPAR Incentive Marketing, Inc. ("SIM") of approximately $4.3 million, net of taxes, including a $1.0 million reserve recorded for the anticipated cost to divest SPGI and any anticipated losses through the divestiture date.

        On June 30, 2002, SIM wholly-owned subsidiary of the Company, entered into a Stock Purchase and Sale Agreement with Performance Holdings, Inc. ("PHI"), a Delaware corporation headquartered in Carrollton, Texas. SIM sold all of the stock of its subsidiary SPAR Performance Group, Inc. ("SPGI"), to PHI for $6.0 million. As a condition of the sale, PHI issued and contributed 1,000,000 shares of its common stock to Performance Holdings, Inc. Employee Stock Ownership Plan which became the only shareholder of PHI.

        As required, SIM's results have been reclassified as discontinued operations for all periods presented. The results of operations of the discontinued business segment is shown separately below net income from continuing operations. Accordingly, the 2002 consolidated statements of operations of the Company have been prepared, and its 2001 and 2000 consolidated statement of operations have been restated, to report the results of discontinued operations of SIM separately from the continuing operations of the Company, and the following discussions reflect such restatement.

        In October 2002, the Company dissolved its Technology Division that was established in March 2000 for the purpose of marketing its proprietary Internet-based computer software. The operations of this subsidiary were not material.

        The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 2 to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, business combination accounting, and discontinued business accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Two critical accounting policies are revenue recognition. allowance for doubtful accounts:

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

        ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company continually monitors the collectability of its accounts receivable based upon current customer credit information available. Utilizing this information, the Company has established an allowance for doubtful accounts of $301,000 and $325,000 at December 31, 2002 and 2001, respectively. Historically, the Company's estimates have not differed materially from the actual results.

RESULTS OF OPERATIONS

         The following table sets forth selected financial the data and data as a percentage of net revenues for the periods indicated.


                                                         YEAR ENDED               YEAR ENDED                  YEAR ENDED
                                                      DECEMBER 31, 2002         DECEMBER 31, 2001         DECEMBER 31, 2000
                                                  -------------------------------------------------------------------------------
                                                                              (dollars in millions)
                                                      Dollars         %         Dollars         %          Dollars         %
                                                  --------------  ----------  -----------  -----------  ------------  -----------
Net revenues                                        $  69.6         100.0%    $   70.9       100.0%       $   81.5        100.0%
Cost of revenues                                       40.3          57.9         40.9        57.7            50.3         61.7
Selling, general & administrative expenses             18.8          27.0         19.4        27.4            24.8         30.4
Depreciation & amortization                             1.8           2.6          2.7         3.8             2.4          2.9
Other income & expenses, net                            0.4           0.6          0.6         0.8             0.5          0.7
                                                  --------------  ----------  -----------  -----------   -----------  -----------
Income from continuing operations before income         8.3          11.9          7.3        10.3             3.5          4.3
   tax provision
Income tax provision                                    3.0           4.3          3.1         4.4             0.8          1.0
                                                  --------------  ----------  -----------  -----------   -----------  -----------
Income from continuing operations                       5.3           7.6%         4.2         5.9%            2.7          3.3%

Discontinued operations:
Loss  from  discontinued  operations,  net of tax
benefits                                                -                         (1.6)                     (1.4)
Estimated   loss  on  disposal  of   discontinued
   operations, net of tax benefits                      -                         (4.3)                      -
                                                  --------------              -----------               ------------
Net income (loss)                                     $ 5.3                   $   (1.7)                 $    1.3
                                                  ==============              ===========               ============


RESULTS FROM  CONTINUING  OPERATIONS  FOR THE TWELVE  MONTHS ENDED  DECEMBER 31,
--------------------------------------------------------------------------------
2002, COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2001
-------------------------------------------------------

        Net Revenues from continuing operations for the twelve months ended December 31, 2002, were $69.6 million, compared to $70.9 million for the twelve months ended December 31, 2001, a 1.8% decrease. The decrease of 1.8% in net revenues is primarily attributed to decreased business in mass merchandiser and drug store chains.

        Cost of revenues from continuing  operations  consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues of 57.9% for the twelve months ended December 31, 2002, was consistent with the 57.7% for the twelve months ended December 31, 2001. Approximately 76% and 37% of the field services were purchased from the Company's affiliate, SMS, in 2002 and 2001, respectively (see Item 13 - Certain Relationships and Related Transactions, below). SMS's increased share of field services resulted from its more favorable cost structure.

        Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information systems, executive compensation, human resource expenses, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated:


                                                 Year Ended                      Year Ended               Increase
                                              December 31, 2002               December 31, 2001           (decr.)
                                         ----------------------------   ------------------------------  -------------
                                                            (dollars in millions)
                                            Dollars           %            Dollars            %              %
                                         --------------  ------------   ---------------  -------------  -------------

Selling, general & administrative           $ 18.8          27.0%          $ 19.4           27.4%          (3.0) %
Depreciation and amortization                  1.8           2.6              2.7            3.8          (31.3)
                                         --------------  ------------   ---------------  -------------

Total operating expenses                    $ 20.6          29.6%          $ 22.1           31.2%          (6.4)%
                                         ==============  ============   ===============  =============

        Selling, general and administrative expenses decreased by $0.6 million, or 3.0%, for the twelve months ended December 31, 2002, to $18.8 million compared to $19.4 million for the twelve months ended December 31, 2001. This decrease was due primarily to a reduction in the SG&A work force and related expenses, as well as lower information technology costs.

        Depreciation and amortization decreased by $0.9 million for the twelve months ended December 31, 2002, primarily due to the change in accounting rules for goodwill amortization adopted by the Company effective January 1, 2002.

INTEREST EXPENSE

        Interest expense decreased $0.2 million to $0.4 million for the twelve months ended December 31, 2002, from $0.6 million for the twelve months ended December 31, 2001, due to decreased debt levels, as well as decreased interest rates in 2002.

INCOME TAXES

        The provision for income taxes was $3.0 million and $3.1 million for the twelve months ended December 31, 2002, and December 31, 2001, respectively. The effective tax rate was 36.1% and 42.9% for 2002 and 2001, respectively. The decrease in the effective tax rate in 2002 is primarily due to the non amortization of goodwill (as discussed in Note 2 to the financial statements) that was previously expensed in 2001 and was not deductible for tax purposes.

DISCONTINUED OPERATIONS

                                                   Six Months Ended            Year Ended
                                                     June 30, 2002         December 31, 2001
                                                 --------------------  -----------------------
                                                           (dollars in millions)
                                                  Dollars       %       Dollars        %
                                                 ---------  ---------  ---------  ----------

Net revenues                                     $   15.7    100.0%   $  31.2       100.0%
Cost of revenues                                     13.1     83.2       26.0        83.4
Selling, general and administrative expenses          2.8     17.9        5.7        18.4
Depreciation and amortization                         0.1      0.8        1.2         3.4


        The Incentive Marketing Division was divested in June 2002 under a plan adopted in 2001. Net revenues from the Incentive Marketing Division for the six months ended June 30, 2002, were $15.7 million, compared to $31.2 million for the twelve months ended December 31, 2001.

        Cost of revenues in the Incentive Marketing Division consists of direct labor, independent contractor expenses, food, beverages, entertainment and travel costs. Cost of revenue as a percentage of net revenues of 83.2% for the six months ended June 30, 2002, was consistent with the 83.4% for the twelve months ended December 31, 2001.

        Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses which include corporate overhead, project management, information systems, executive compensation, human resource expenses, legal and accounting expenses were $2.8 million for the six months ended June 30, 2002, and $5.7 million for the twelve months ended December 31, 2001. Depreciation and amortization was $0.1 million for the six months ended June 30, 2002 compared to $1.2 million for the twelve months ended December 31, 2001, reflecting the change in accounting rules for goodwill adopted by the Company effective January 1, 2002.

NET INCOME/(LOSS)

        The SPAR Group had a net income from continuing operations of approximately $5.3 million or $0.28 per basic and diluted share for the twelve months ended December 31, 2002, compared to a net income from continuing operations of approximately $4.2 million or $0.23 per basic and diluted shares for the twelve months ended December 31, 2001. The increase in net income from continuing operations is primarily the result of substantial reductions in selling, general and administrative expenses and a change in accounting for goodwill amortization. The SPAR Group had a net income of approximately $5.3 million or $0.28 per basic and diluted share for the twelve months ended December 31, 2002, compared to a net loss of $1.7 million or $0.09 per basic and diluted share for the twelve months ended December 31, 2001. The increase in total net income includes the effect of the $4.3 million loss in 2001 on disposal of discontinued operations.

RESULTS FROM  CONTINUING  OPERATIONS  FOR THE TWELVE  MONTHS ENDED  DECEMBER 31,
--------------------------------------------------------------------------------
2001, COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2000
-------------------------------------------------------

        Net revenues from continuing operations for the twelve months ended December 31, 2001, were $70.9 million, compared to $81.5 million for the twelve months ended December 31, 2000, a 12.9% decrease. The decrease of 12.9% in net revenues is primarily attributed to discontinued in-store merchandising programs by the PIA Companies.

        Cost of revenue from continuing operations consist of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses, of which approximately 37% and 19% were purchased from the Company's affiliate, SMS in 2001 and 2000 respectively (see Item 13 - Certain Relationships and Related Transactions, below). Cost of revenues as a percentage of net revenues decreased 4.0% to 57.7% for the twelve months ended December 31, 2001, compared to 61.7% for the twelve months ended December 31, 2000. This decrease is principally attributable to reduced merchandiser labor costs due to efficiencies realized in 2001 from the continued consolidation of the multi-level field organization of the PIA Companies.

        Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information systems, executive compensation, human resource expenses and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the periods indicated:

                                                          Year Ended                 Year Ended           Increase
                                                       December 31, 2001         December 31, 2000         (decr.)
                                                    ------------------------  -------------------------  ----------
                                                                  (dollars in millions)
                                                      Dollars         %        Dollars          %             %
                                                    ------------  ----------  -----------  ------------  ----------

Selling, general & administrative                      $ 19.4       27.4%      $ 24.8          30.4%       (21.7)%
Depreciation and amortization                             2.7        3.8          2.4           2.9         12.6%
                                                    ------------  ----------  -----------  ------------

Total operating expenses                               $ 22.1       31.2%      $ 27.2          33.3%       (18.7)%
                                                    ============  ==========  ===========  ============

         Selling, general and administrative expenses decreased by $5.4 million or 21.7% for the twelve months ended December 31, 2001, to $19.4 million compared to $24.8 million for the twelve months ended December 31, 2000. This decrease was primarily due to the efficiencies resulting from the continued integration with the PIA Companies. Selling, general, and administrative expenses for the Technology Division were $0.8 million and $0.4 million for the twelve months ended December 31, 2001 and December 31, 2000, respectively.

         Depreciation and amortization increased by $0.3 million for the twelve months ended December 31, 2001, due primarily to the amortization of customized internal software costs capitalized under SOP 98-1.

OTHER EXPENSE

         For 2001, the Company recognized a loss of $107,000 from its share in the Japan Joint Venture.

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

INCOME TAXES

        The provision for income taxes was $3.1 million and $0.8 million for the twelve months ended December 31, 2001, and December 31, 2000, respectively. The increase in the effective tax rate and the resultant taxes in 2001 is primarily due to the $0.8 million deferred tax benefit that resulted from a change in the Company's valuation allowance in 2000 that did not reoccur in 2001.

DISCONTINUED OPERATIONS

                                                              Year Ended               Year Ended
                                                           December 31, 2001       December 31, 2000
                                                         ----------------------  -----------------------
                                                                     (dollars in millions)
                                                           Dollars        %       Dollars         %
                                                         -----------  ---------  -----------  ----------

     Net revenues                                         $  31.2      100.0%   $ 28.1         100.0%
     Cost of revenues                                        26.0       83.4      22.7          81.0
     Selling, general and administrative expenses             5.7       18.4       5.7          20.2
     Depreciation and amortization                            1.2        3.4       1.2           4.2

        Net revenues from the Incentive Marketing Division for the twelve months ended December 31, 2001, were $31.2 million, compared to $28.1 million for the twelve months ended December 31, 2000, an 11.2% increase. The increase in net revenues was primarily due to an increase in project revenue principally from new clients.

        Cost of revenues in the Incentive Marketing Division consists of direct labor, independent contractor expenses, food, beverages, entertainment and travel costs. Cost of revenues from the Incentive Marketing Division, as a percentage of net revenues increased 2.4% to 83.4% for the twelve months ended December 31, 2001, compared to 81.0% for the twelve months ended December 31, 2000, primarily due to the programming mix, with higher cost programs accounting for a greater portion of the revenues in 2001.

        Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses which include corporate overhead, project management, information systems, executive compensation, human resource expenses and accounting expenses were $5.7 million for the twelve months ended December 31, 2001 and 2000. Depreciation and amortization was $1.2 million for the twelve months ended December 31, 2001 and 2000.

NET (LOSS)/INCOME

        The SPAR Group had a net income from continuing operations of approximately $4.2 million or $0.23 per basic and diluted share for the year ended December 31, 2002, compared to a net income from continuing operations of approximately $2.7 million or $0.15 per basic and diluted share for the year ended December 31, 2002.

        The increase in net income from continuing operations per basic and diluted share is primarily the result of increased gross profit margins and substantial reductions in selling, general and administrative expenses. The SPAR Group had a net loss of approximately $1.7 million or $0.09 per basic and diluted share for the year ended December 31, 2001, compared to net income of $1.3 million or $0.07 per basic and diluted share for the year ended December 31, 2000. The decrease in net income of $3.0 million or $0.16 per basic and diluted share is primarily due to a net loss from discontinued operations of approximately $4.3 million or $0.23 per basic and diluted share, partially offset by an increase of approximately $1.4 million or $0.07 per basic and diluted share of net income from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

        In the twelve months ended December 31, 2002, the Company had a net income of $5.3 million. Net cash provided by operating activities for the twelve months ended December 31, 2002, was $12.7 million, compared with net cash used by operations of $0.2 million for the twelve months ended December 31, 2001. Cash provided by operating activities in 2002 was primarily a result of net operating profits and decreases in accounts receivable and deferred tax assets, increases in accounts payable and other accrued liabilities, partially offset by decreases in restructuring charges and increases in prepaid expenses.

        Net cash used in investing activities for the twelve months ended December 31, 2002, was $1.2 million, compared with net cash used of $1.7 million for the twelve months ended December 31, 2001. The net cash used in investing activities in 2002 resulted primarily from the purchases of property and equipment.

         Net cash used by financing activities for the twelve months ended December 31, 2002, was $11.5 million, compared with net cash provided by financing activities of $2.0 million for the twelve months ended December 31, 2001. The net cash used by financing activities in 2002 was primarily due to payments on the line of credit.

        The above activity resulted in no change in cash and cash equivalents for the twelve months ended December 31, 2002.

        At December 31, 2002, the Company had positive working capital of $6.3 million as compared to $8.5 million at December 31, 2001. The decrease in working capital is due to decreases in accounts receivable and deferred taxes, increases in accrued expenses, and other current liabilities, and a reclassification of stockholder debt, partially off set by decreases in accounts payable, increases in prepaid expenses and net change in current assets and liabilities from discontinued operations. Excess cash generated was utilized to pay down the line of credit. The Company's current ratio was 1.49 and 1.52 at December 31, 2002, and 2001, respectively.

        In January 2003, the Company and Whitehall Business Credit Corporation ("Whitehall"), as successor to the business of IBJ Whitehall Business Credit Corporation, entered into the Third Amended and Restated Revolving Credit and Security Agreement and related documents (the "New Credit Facility"). The New Credit Facility provides the Company and its subsidiaries other than PIA Merchandising Limited (collectively, the "Borrowers") with a $15.0 million Revolving Credit Facility that matures on January 23, 2006. The Revolving Credit Facility allows the Borrowers to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The New Credit Facility bears interest at Whitehall's "Alternative Base Rate" or LIBOR plus two and one-half percent and is secured by all the assets of the Company and its subsidiaries.

        The New Credit Facility replaces a previous 1999 agreement between the Company and IBJ Whitehall Business Credit Corporation (the "Old Credit Facility") that was scheduled to mature on February 28, 2003. The Old Credit Facility as amended provided for a $15.0 million Revolving Credit Facility, as well as, a $2.5 million Term Loan. The Revolving Credit facility allowed the Borrowers to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The Term Loan amortized in equal monthly installments of $83,334 and was repaid in full as of December 31, 2001. The revolving loan interest rate was Whitehall's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 4.75% per annum at December 31, 2002).

        Both Credit Facilities contain an option for Whitehall to purchase 16,667 shares of Common Stock of the Company for $0.01 per share in the event that the Company's average closing share price over a ten consecutive trading day period exceeds $15.00 per share. This option expires on July 31, 2003.

        Both Credit Facilities contain certain financial covenants which must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the respective agreement. The Company was in compliance with all such financial covenants at December 31, 2002.

        The balances outstanding on the revolving line of credit were $0.1 million and $11.3 million at December 31, 2002 and December 31, 2001, respectively. As of December 31, 2002, based upon the borrowing base formula, the SPAR Group had availability of $11.1 million of the $14.9 million unused revolving line of credit.

        As of December 31, 2002, a total of approximately $4.0 million remained outstanding under notes with certain stockholders. These notes have an interest rate of 8% and are due on demand. The Company paid $3.0 million in January 2003 and expects to pay the remaining balance of approximately $1.0 million in 2003. The current Bank Loan Agreement contains certain restrictions on the repayment of stockholder debt.

        Management believes that based upon the Company's current working capital position and the existing credit facilities, funding will be sufficient to support ongoing operations over the next twelve months. However, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients, or the inability to acquire new clients, could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

        In connection with the sale of SPGI on June 30, 2002, the Company agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "Revolver") through September 30, 2005. The Revolver is secured by a pledge of all the assets of SPGI and is guaranteed by PMI. To date, there have been no advances against the Revolver. Under the Revolver terms, SPGI is required to deposit all of its cash to the Company's lockbox. At December 31, 2002, the Company had cash deposits due SPGI totalling approximately $0.9 million.

CERTAIN CONTRACTUAL OBLIGATIONS

        The following table contains a summary of certain of the Company's contractual obligations by category as at December 31, 2002 (in thousands).


                                                                          PAYMENTS DUE BY PERIOD
                                                           Less than 1                                    More than 5
          CONTRACTUAL OBLIGATIONS               Total         year         1-3 years     3-5 years           years
          -----------------------               -----         ----         ---------     ---------           -----

Long-Term Debt Obligations                     $    148      $    148       $      -       $     -          $     -
Due to Stockholders                               3,951         3,951
Operating Lease Obligations                       2,996         1,004          1,393           599                -
Other Contractual Obligations included on
the Registrant's Balance Sheet                    1,035         1,035              -             -                -
Total                                          $  8,130      $  6,138       $  1,393       $   599          $     -


In addition to the above, the Company had contingent libailtities to SPGI of approximately $2.0 million (see above).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risk related to the variable interest rate on the line of credit and the variable yield on its cash and cash equivalents. The Company's accounting policies for financial instruments and disclosures relating to financial instruments require that the Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long term debt. The Company considers carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amount of the line of credit approximates fair value because the obligation bears interest at a floating rate. The carrying amount of debt due to certain stockholders approximates fair value because the obligation bears interest at a market rate. The Company monitors the risks associated with interest rates and financial instrument positions. The Company's investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

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

         See Item 16 of this Annual Report on form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth certain information in connection with each person who is or was at December 31, 2002, an executive officer and/or director for the Company.

NAME                             AGE    POSITION WITH SPAR GROUP, INC.

Robert G.  Brown.  . . . . .     60     Chairman, Chief Executive Officer,
                                        President and Director

William  H.  Bartels . . . .     59     Vice Chairman and Director

Robert O.  Aders  (1). . . .     75     Director

Jack W.  Partridge (1) . . .     57     Director

Jerry B.  Gilbert  (1) . . .     68     Director

George  W. Off (1).  . . . .     55     Director

Charles Cimitile.  . . . . .     48     Chief Financial Officer and Secretary

James H. Ross. . . . . . . .     69     Treasurer
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

         William H. Bartels serves as the Vice Chairman and a Director of the Company and has held such positions since July 8, 1999 (the effective date of the PIA Merger). Mr. Bartels served as the Vice-Chairman, Secretary, Treasurer and Senior Vice President of the SPAR Marketing Companies (SBRS since 1994, SINC since 1979, SMNEV since November 1993 and SMF since SMF acquired its assets and business in 1996), and has been responsible for the Company's sales and marketing efforts, as well as for overseeing joint ventures and acquisitions.

        Robert O. Aders serves as a Director of the Company and has done so since July 8, 1999. Mr. Aders has served as Chairman of The Advisory Board, Inc., an international consulting organization since 1993, and also as President Emeritus of the Food Marketing Institute ("FMI") since 1993. Immediately prior to his election to the Presidency of FMI in 1976, Mr. Aders was Acting Secretary of Labor in the Ford Administration. Mr. Aders was the Chief Executive Officer of FMI from 1976 to 1993. He also served in The Kroger Co., in various executive positions from 1957-1974 and was Chairman of the Board from 1970 to 1974. Mr. Aders also serves as a Director of Source-Interlink Co., Checkpoint Systems, Inc., Sure Beam Corporation and Telepanel Systems, Inc.

        Jack W. Partridge serves as a Director of the Company and has done so since January 29, 2001. Mr. Partridge is President of Jack W. Partridge & Associates. He previously served as Vice Chairman of the Board of The Grand Union Company from 1998 to 2000. Mr. Partridge's service with Grand Union followed a distinguished 23-year career with The Kroger Company, where he served as Group Vice President, Corporate Affairs, and as a member of the Senior Executive Committee, as well as various other executive positions. Mr. Partridge has been a leader in industry and community affairs for over two decades. He has served as Chairman of the Food Marketing Institute's Government Relations Committee, the Food and Agriculture Policy Task Force, and as Chairman of the Board of The Ohio Retail Association. He has also served as Vice Chairman of the Cincinnati Museum Center and a member of the boards of the United Way of Cincinnati, the Childhood Trust, Second Harvest and the Urban League.

        Jerry B. Gilbert serves as a Director of the Company and has done so since June 4, 2001. Mr. Gilbert served as Vice President of Customer Relations for Johnson & Johnson's Consumer and Personal Care Group of Companies from 1989 to 1997. Mr. Gilbert joined Johnson & Johnson in 1958 and from 1958-1989 held various executive positions. Mr. Gilbert also serves on the Advisory Boards of the Food Marketing Institute, the National Association of Chain Drug Stores and the General Merchandise Distributors Council (GMDC) where he was elected the first President of the GMDC Educational Foundation. He was honored with lifetime achievement awards from GMDC, Chain Drug Review, Drug Store News and the Food Marketing Institute. He is the recipient of the prestigious National Association of Chain Drug Stores (NACDS) Begley Award, as well as the National Wholesale Druggists Association (NWDA) Tim Barry Award. In June 1997, Mr. Gilbert received an Honorary Doctor of Letters Degree from Long Island University.

        George W. Off serves as Director of the Company and has done so since July 1, 2001. Mr. Off is Chairman and Chief Executive Officer of Checkpoint Systems, Inc. since August 2002. He serves as a Director of Telephone and Data Systems since 1997. Mr. Off was Chairman of the Board of Directors of Catalina Marketing Corporation, a New York Stock Exchange listed company, from July 1998 until he retired in July 2000. He served as President and Chief Executive Officer of Catalina from 1994 to 1998. Prior to that, Mr. Off was President and Chief Operating Officer from 1992 to 1994 and Executive Vice President from 1990 to 1992. Catalina is a leading supplier of in-store electronic scanner-activated consumer promotions.

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

        Based solely on its review of the copies of such forms received by it for the year ended December 31, 2002, or written representations from certain reporting persons for such year, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for such year, with the exception that Robert G. Brown, William H. Bartels, Jack W. Partridge, Robert O. Aders, Jerry B. Gilbert and George W. Off untimely filed certain Statements of Changes in Beneficial Ownership on Form 4. All such Section 16(a) filing requirements have since been completed by each of the aforementioned individuals.

ITEM 11.   EXECUTIVE COMPENSATION AND OTHER INFORMATION OF SPAR GROUP, INC.


EXECUTIVE COMPENSATION

        The following table sets forth all compensation received for services rendered to the Company in all capacities for the years ended December 31, 2002, 2001 and 2000 (i) by the Company's Chief Executive Officer, and (ii) each of the other three most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2002 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                                           LONG TERM
                                                                      ANNUAL COMPENSATION             COMPENSATION AWARDS
                                                                      ------------------------- ------------------------------
                                                                                                  SECURITIES      ALL OTHER
                                                                                                  UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITIONS                            YEAR            SALARY ($)    BONUS ($)  OPTIONS (#)(1)     ($)(2)
----------------------------                          --------        ------------  -----------  --------------  -------------
Robert G. Brown                                         2002            164,340          --           --             2,040
     Chief  Executive  Officer,  Chairman of            2001            141,202          --         765,972            --
     the Board, President, and Director                 2000             16,800          --         765,972            --


William H. Bartels                                      2002            164,340          --            --            2,040
     Vice Chairman and Director                         2001            139,230          --         471,992            --
                                                        2000             16,800          --            --              --


Charles Cimitile                                        2002            230,564          --          20,000          2,040
     Chief Financial Officer                            2001            188,000          --          75,000            --
                                                        2000            188,000          --          25,000            --


James H. Ross (3)                                       2002             72,043        5,000           --              --
     Treasurer and Vice President                       2001            101,773        7,500         43,000          1,557
                                                        2000             94,800        9,000          5,000          3,337



------------------------

(1) In January 2001, each of the above officers voluntarily surrendered for cancellation their options for the purchase of the following numbers of shares of common stock under the 1995 Plan: Mr. Brown - 765,972; Mr. Bartels - 471,992; Mr. Cimitile - 75,000; and Mr. Ross - 40,000.
(2)  Other compensation represents the Company's 401k contribution.
(3) In September 2001, Mr. Ross retired from full-time employment. Mr. Ross continues to serve the Company on a consulting basis.

SUMMARY ADDITIONAL COMPENSATION TABLE (FROM AFFILIATED COMPANIES)

        Robert G. Brown and William H. Bartels (the "SMS Principals") are the sole owners of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), and SPAR Infotech, Inc. ("SIT"), which provide significant services to the Company as more fully described in Item 13 - Certain Relationships and Related Transactions. Although the SMS Principals were not paid any salaries as officers of SMS, SMSI or SIT, each of those companies are "Subchapter S" corporations, and accordingly the SMS Principals benefit from any income of such companies allocated to them, all of which income (or substantially all of which income, but not loss, in the case of SIT) is earned from the performance of services for the Company. The following table sets forth all income allocated to the SMS Principals by SMS, SMSI or SIT for the years ended December 31, 2002, 2001 and 2000.


                                    SMS INCOME      SMSI INCOME      SIT LOSS
NAME                       YEAR        ($)              ($)           ($)(1)
                                    -----------     ------------    ----------

Robert G. Brown           2002       494,987          174,092         (85,183)
                          2001       211,117           16,477        (227,370)
                          2000       262,744          150,685        (318,034)

William H. Bartels        2002       314,992          110,787         (54,208)
                          2001       134,348           10,486        (144,690)
                          2000       167,202           95,891        (202,387)


     (1) The subchapter "S" income/loss allocated to the SMS Principals by SIT includes losses on activities unrelated to the Company's business.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth information regarding each grant of stock options made during the year ended December 31, 2002, to each of the Named Executive Officers. No stock appreciation rights ("SAR's") were granted during such period to such person.

                                         INDIVIDUAL GRANTS
                     ----------------------------------------------------------
                       NUMBER OF       PERCENT OF                               POTENTIAL REALIZABLE VALUE AT
                       SECURITIES     TOTAL OPTIONS                             ASSUMED ANNUAL RATES OF STOCK
                       UNDERLYING      GRANTED TO     EXERCISE     EXPIRATION    PRICE APPRECIATION FOR OPTION(1)
                         OPTIONS      EMPLOYEES IN   PRICE ($/SH)     DATE
NAME                   GRANTED (#)     PERIOD (%)                                   5% ($)       10% ($)
                      ------------------------------------------------------------------------------------------

Charles Cimitile         10,000 (2)         3.0         1.78        2/14/12        27,614         41,971
                         10,000 (2)         3.0         2.45        5/09/12        38,008         57,770
                     ---------------  ---------------                          --------------  ----------------
                         20,000             6.0                                    65,622         99,741

------------

(1) The potential realizable value is calculated based upon the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option.
(2) These options vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

        The following table sets forth the number of shares of Common Stock of the Company purchased by each of the Named Executive Officers in the exercise of stock options during the year ended December 31, 2002, the value realized in the purchase of such shares (i.e., the market value at the time of exercise less the exercise price to purchase such shares), and the number of shares that may be purchased and value of the exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 2002.

                                                                NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS AT FISCAL    IN-THE-MONEY OPTIONS AT FISCAL
                                                                         YEAR-END (#)                      YEAR-END ($)
                                                               ---------------------------------- --------------------------------
                           SHARES ACQUIRED         VALUE
NAME                       ON EXERCISE (#)     REALIZED ($)      EXERCISABLE      UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                       -----------------  ---------------- ----------------  ---------------- --------------  ----------------

Robert G. Brown                 95,746            100,533            --              478,733           --            179,047
William H. Bartels              58,999             61,949            --              294,995           --            110,328
Charles Cimitile                    --                 --          68,750             51,250         137,000          87,975
James H. Ross                       --                 --          33,250             14,750          63,965          29,570


STOCK OPTION AND PURCHASE PLANS

        The Company has four stock option plans: the Amended and Restated 1995 Stock Option Plan (1995 Plan), the 1995 Director's Plan (Director's Plan), the Special Purpose Stock Option Plan, and the 2000 Stock Option Plan (2000 Plan).

        The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specific employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of the Company's common stock. The options had a term of ten years from the date of issuance, except in the case of incentive stock options granted to greater than 10% stockholders for which the term was five years. The exercise price of nonqualified stock options must have been equal to at least 85% of the fair market value of the Company's common stock at the date of grant. Since 2000, the Company has not granted any new options under this Plan. At December 31, 2002, options to purchase 72,000 shares of the Company's common stock remain outstanding under this Plan. The 1995 Plan was superceded by the 2000 Stock Option Plan with respect to all new options issued.

         The Director's Plan was a stock option plan for non-employee directors and provided for the purchase of up to 120,000 shares of the Company's common stock. Since 2000, the Company has not granted any new options under this Plan. During 2002, no options to purchase shares of the Company's common stock were exercised under this Plan. At December 31, 2002, 20,000 options to purchase shares of the Company's common stock remained outstanding under this Plan. The Director's Plan has been replaced by the 2000 Plan with respect to all new options issued.

        On July 8, 1999, in connection with the merger, the Company established the Special Purpose Stock Option Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were 134,114 options granted at $0.01 per share. Since July 8, 1999, the Company has not granted any new options under this plan. During 2002, no options to purchase shares of the Company's common stock were exercised under this Plan. At December 31, 2002, options to purchase 25,750 shares of the Company's common stock remain outstanding under this Plan.

        On December 4, 2000, the Company adopted the 2000 Plan, as the successor to the 1995 Plan and the Director's Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000 under the 1995 Plan). The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for whom the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant (although typically the options are issued at 100% of the fair market value), and the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. During 2002, options to purchase 332,792 shares of the Company's common stock were granted, options to purchase 230,463 shares of the Company's common stock were exercised and options to purchase 481,250 shares of the Company's stock were cancelled under this Plan. At December 31, 2002, options to purchase 1,980,431 shares of the Company's common stock remain outstanding under this Plan and options to purchase 1,079,614 shares of the Company's common stock were available for grant under this Plan.

        In 2001, the Company adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaces its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company and its subsidiaries, and the CSP Plan allows employees of the affiliates of the Company (see Item 13-Certain Relationships and Related Transactions, below), to purchase the Company's Common Stock from the Company without having to pay any brokerage commissions. On August 8, 2002, the Company's Board of Directors approved a 15% discount for employee purchases of Common Stock under the ESP Plan and a 15% cash bonus for affiliate consultant purchases of Common Stock under the CSP Plan.

COMPENSATION OF DIRECTORS

         The Company's Compensation Committee administers the compensation plan for its outside Directors. Each member of the Company's Board who is not otherwise an employee or officer of the Company or any subsidiary or affiliate of the Company (each, an "Eligible Director") is eligible to receive the compensation contemplated under such plan.

        In January 2001, the Company adopted the Director Compensation Plan, which was amended by the Compensation Committee in February of 2003. Under the amended plan, each non-employee director receives thirty thousand dollars ($30,000) per annum (increased from twenty thousand dollars ($20,000) per annum for 2002 and 2001) and the Chairman of the Audit Committee will receive an additional $5,000 per annum. Payments are made quarterly in equal installments. It is intended that each quarterly payment will be 50% in cash ($3,750, up from $2,500 for 2002 and 2001) and 50% ($3,750, up from $2,500 for 2002 and 2001) in stock options to purchase shares of the Company's common stock with an exercise price of $0.01 per share (plus an additional $1,250 per quarter for the Chairman of the Audit Committee, half in cash and half in $.01 stock options). The number of shares of the Company's common stock that can be purchased under each $.01 stock option granted will be determined based upon the closing stock price at the end of each quarter. In addition, each non-employee director receives options to purchase 10,000 shares of the Company's common stock upon acceptance of the directorship, 2,500 additional options to purchase shares of the Company's common stock after one year of service and 2,500 additional options to purchase shares of the Company's common stock for each additional year of service thereafter. These options will have an exercise price equal to the closing price of the Company's common stock on the day of grant. All of the options have been and will be granted under the 2000 Plan described above, under which each member of the SPAR Board is eligible to participate. Non-employee directors will be reimbursed for all reasonable expenses incurred during the course of their duties. There is no additional compensation for committee participation, phone meetings, or other Board activities.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        No member of the Board's Compensation Committee was at any time during the year ended December 31, 2002 or at any other time an officer or employee of the Company. No executive officer or board member of the Company serves as a member of the board of directors or compensation committee of any other entity, that has one or more executive officers serving as a member of the Company's Board or Compensation Committee, except for the positions of Messrs. Brown and Bartels as directors and officers of the Company (including each of its subsidiaries) and each of its affiliates, including SMS, SMSI and SIT (see Item 13 - Certain Relationships and Related Transactions, below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF THE COMPANY

        The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 21, 2003 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company's common stock; (ii) each of the Company's directors; (iii) each of the executive officers named in the Summary Compensation Table; and (iv) the Company's directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.


TITLE OF CLASS     NAME AND ADDRESS OF BENEFICIAL OWNER NUMBER OF SHARES     BENEFICIALLY OWNED   PERCENTAGE
--------------     -----------------------------------------------------     ------------------   ----------

Common Shares      Robert G. Brown (1)                                          8,517,905(2)        44.0%

Common Shares      William H. Bartels (1)                                       5,370,194(3)        27.7%

Common Shares      James H. Ross (1)                                              117,615(4)          *

Common Shares      Robert O. Aders (1)                                             76,919(5)          *
Common Shares      Charles Cimitile (1)                                            73,750(6)          *
Common Shares      Jack W. Partridge (1)                                           24,259(7)          *
Common Shares      George W. Off (1)                                               23,283(8)          *

Common Shares      Jerry B. Gilbert (1)                                            17,600(9)          *

Common Shares      Richard J. Riordan (10)                                      1,209,922            6.2%
                   300 S. Grand Avenue, Suite 2900
                   Los Angeles, CA  90071

Common Shares      Heartland Advisors, Inc. (11)                                1,547,900            8.0%
                   790 North Milwaukee Street
                   Milwaukee, Wisconsin 53202

Common Shares      Executive Officers and Directors                            14,221,525           73.4%


* Less than 1%

(1) The address of such owners is c/o SPAR Group, Inc. 580 White Plains Road, Tarrytown, New York.
(2) Includes 1,800,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James
     R. Brown, Sr. and William H. Bartels are trustees. Includes 143,620 shares issuable upon exercise of options.
(3) Excludes 1,800,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James
     R. Brown, Sr. and William H. Bartels are trustees, beneficial ownership of which are disclaimed by Mr. Bartels. Includes 115,385 shares issuable upon exercise of options.
(4)  Includes 33,750 shares issuable upon exercise of options.
(5)  Includes 26,919 shares issuable upon exercise of options.
(6)  Includes 73,750 shares issuable upon exercise of options.
(7)  Includes 13,291 shares issuable upon exercise of options.
(8)  Includes 16,783 shares issuable upon exercise of options.
(9)  Includes 17,600 shares issuable upon exercise of options.
(10) Represents record ownership as of March 21, 2003.
(11) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G (Amendment No. 9), filed by Heartland Advisors, Inc. with the Securities and Exchange Commission on February 13, 2003.

EQUITY COMPENSATION PLANS

        The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2002, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the plans as at December 31, 2002.

                                                      EQUITY COMPENSATION PLAN INFORMATION

                                   Number of securities to       Weighted average        Number of securities
                                   be issued upon exercise      exercise price of      remaining available for
                                   of outstanding options,     outstanding options,       future issuance of
           Plan category           warrants and rights (#)   warrants and rights ($)    options, warrants and
                                                                                              rights (#)


    Equity compensation plans
    approved by security
    holders                               2,098,181                         1.52               1,079,614

    Equity compensation plans
    not approved by security
    holders                                       -                            -                       -
    Total                                 2,098,181                         1.52               1,079,614


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

        SMS and SMSI (through SMS) provided approximately 71% of the Company's field representatives (through its independent contractor field force) and substantially all of the Company's field management services at a total cost of approximately $30.5 million and $15.1 million for the twelve months ended December 31, 2002, and 2001, respectively. Under the terms of the Field Service Agreement, SMS provides the services of approximately 6,600 field representatives and SMSI provides approximately 90 full-time national, regional and district managers to the SPAR Marketing Companies as they may request from time to time, for which the Company has agreed to pay SMS for all of its costs of providing those services plus 4%. However, SMS may not charge the Company for any past taxes or associated costs for which the SMS Principals have agreed to indemnify the SPAR Companies. Although the SMS Principals were not paid any salaries as officers of SMS or SMSI, SMS, and SMSI are "Subchapter S" corporations, and accordingly the SMS Principals benefit from any income of such companies allocated to them (see Item 11 - Summary Additional Compensation Table
- Affiliated Companies above).

        SIT provided Internet computer programming services to the Company at a total cost of approximately $1,626,000 and $1,185,000 for the twelve months ended December 31, 2002, and 2001, respectively. Under the terms of the programming agreement between SMF and SIT effective as of October 1, 1998 (the "Programming Agreement"), SIT continues to provide programming services to SMF as SMF may request from time to time, for which SMF has agreed to pay SIT competitive hourly wage rates and to reimburse SIT's out-of-pocket expenses. Although the SMS Principals were not paid any salaries as officers of SIT, SIT is a "Subchapter S" corporation, and accordingly the SMS Principals would benefit from any income allocated to them if SIT were to be profitable.

        In July 1999, SMF, SMS and SIT entered into a Software Ownership Agreement with respect to Internet job scheduling software jointly developed by such parties. In addition, SPAR Trademarks, Inc. ("STM"), SMS and SIT entered into trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT, SMS and SMSI for their continued use of the name "SPAR" and certain other trademarks and related rights transferred to STM, a wholly owned subsidiary of the Company.

        The SMS Principals also owned an indirect minority (less than 5%) equity interest in Affinity Insurance Ltd., which provides certain insurance to the Company.

        At December 31, 2002, the Company owed a total of $4.0 million to the SMS Principals (See Item 7-Liquidity and Capital Resources and Note 10 to the Financial Statements), $3.0 million of which has since been repaid.

        In the event of any material dispute in the business relationships between the Company and SMS, SMSI, or SIT, it is possible that Messrs. Brown or Bartels may have one or more conflicts of interest with respect to these relationships and such dispute that could have a material adverse effect on the Company.

ITEM 14. CONTROLS AND PROCEDURES.

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

CHANGES IN INTERNAL CONTROLS

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the twelve months covered by this report or from the end of the reporting period to the date of this Form 10-K.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The Company and its subsidiaries did not engage Ernst & Young LLP ("E&Y") to provide advice regarding financial information systems design or implementation, but did engage E&Y for consulting services related to the ESOP during 2002 (for which E&Y was paid $13,700) and for tax services in 2002 and 2001 (for which E&Y was paid $13,500 and $107,952 respectively). No other non-audit services were performed by E&Y in 2002 or 2001. Commencing in 2003, all non-audit services to be performed by the Company's auditor will require approval by the Company's Audit Committee on a case-by-case basis. In connection with the standards for independence of the Company's independent public accountants promulgated by the Securities and Exchange Commission, the Audit Committee would consider whether the provision of such non-audit services would be compatible with maintaining the independence of E&Y.

AUDIT FEES

        During the Company's fiscal year ended December 31, 2002, and 2001, respectively, fees billed by Ernst & Young LLP for all audit services rendered to the Company and its subsidiaries were $143,000 and $159,700, respectively. Audit services principally include fees for the Company's audits and 10-Q filing reviews.

                                     PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)1.  INDEX TO FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

       Independent Auditors' Report.                                         F-1

       Consolidated Balance Sheets as of December 31, 2002, and
       December 31, 2001.                                                    F-2

       Consolidated Statements of Operations for the years ended
       December 31, 2002, and December 31, 2001, and December 31, 2000.      F-3

       Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002, and December 31, 2001, and
       December 31, 2000.                                                    F-4

       Consolidated Statements of Cash Flows for the years ended
        December 31, 2002, and December 31, 2001, and December 31, 2000.     F-5

       Notes to Consolidated Financial Statements.                           F-6

2.     FINANCIAL STATEMENT SCHEDULES.

         Schedule II - Valuation and Qualifying Accounts for the three
         years ended December 31, 2002.                                     F-28

3.     EXHIBITS.

       EXHIBIT
       NUMBER            DESCRIPTION
       ------            -----------

        3.1 Certificate of Incorporation of SPAR Group, Inc. (referred to therein under its former name PIA), as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-80429), as filed with the Securities and Exchange Commission ("SEC") on December 14, 1995 (the "Form S-1")), and the Certificate of Amendment filed with the Secretary of State of the State of Delaware on July 8, 1999 (which, among other things, changes the Company's name to SPAR Group, Inc.) (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the 3rd Quarter ended September 30,
                1999).

        3.2 By-laws of the Company (referred to therein under its former name PIA) (incorporated by reference to the above referenced Form S-1).

        4.1 Registration Rights Agreement entered into as of January 21, 1992, by and between RVM Holding Corporation. RVM/PIA, a California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverine (incorporated by reference to the Form S-1).

        10.1 2000 Stock Option Plan, as amended, (incorporated by reference to the Company's Proxy Statement for the Company's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

        10.2 2001 Employee Stock Purchase Plan (incorporated by reference to the Company's Proxy Statement for the Company's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

        10.3 2001 Consultant Stock Purchase Plan (incorporated by reference to the Company's Proxy Statement for the Company's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

        10.4 Service Agreement dated as of January 4, 1999, by and between SPAR Marketing Force, Inc., and SPAR Marketing Services, Inc. (incorporated by reference to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1999).

        10.5 Business Manager Agreement dated as of July 8, 1999, by and between SPAR Marketing Force, Inc., and SPAR Marketing Services, Inc. (incorporated by reference to the Company's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1999).

        10.6 Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc., and SPAR Trademarks, Inc., filed herewith.

        10.7 Trademark License Agreement dated as of July 8, 1999, by and between SPAR Infotech, Inc., and SPAR Trademarks, Inc., filed herewith

        10.8    [Reserved].

        10.9 Stock Purchase and Sale Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002).

        10.10 Revolving Credit, Guaranty and Security Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002).

        10.11 Term Loan, Guaranty and Security Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002).

        10.11 Amendment No. 7 to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among the SPAR Borrowers and the Lender, effective as of October 31, 2002 (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002).

        10.12 Third Amended and Restated Revolving Credit and Security Agreement by and among Whitehall Business Credit Corporation (the "Lender") with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR
                Marketing,   Inc.  (DE),   SPAR   Marketing,   Inc.  (NV),  SPAR
                Acquisition, Inc., SPAR Group International, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and Pivotal Sales Company (collectively, the "Borrowers"), dated as of January 24, 2003, and filed herewith.

        21.1    List of Subsidiaries

        23.1    Consent of Ernst & Young LLP.

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

                                   SPAR GROUP, INC.


                                   By:   /s/ Robert G. Brown
                                         --------------------------------------
                                         Robert G. Brown
                                         President, Chief Executive Officer and
                                         Chairman of the Board

                                   Date: March 31, 2003
                                         ---------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE


/s/ Robert G. Brown          President, Chief Executive Officer, Director and
-------------------------    Chairman of the Board
    Robert G. Brown
Date: March 31, 2003


/s/ William H. Bartels       Vice Chairman and Director
-------------------------
    William H. Bartels
Date: March 31, 2003


/s/ Robert O. Aders          Director
-------------------------
    Robert O. Aders
Date: March 31, 2003

/s/ Jack W. Partridge        Director
-------------------------
    Jack W. Partridge
Date: March 31, 2003

/s/ Jerry B. Gilbert         Director
-------------------------
    Jerry B. Gilbert
Date: March 31, 2003

/s/ George W. Off            Director
-------------------------
    George W. Off
Date: March 31, 2003

/s/ Charles Cimitile         Chief Financial Officer
-------------------------    and Secretary (Principal Financial and
    Charles Cimitile         Accounting Officer)
Date: March 31, 2003

CERTIFICATIONS

        I, Robert G. Brown, certify that:

         1. I have reviewed this annual report on Form 10-K of SPAR Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  Presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                    /s/ Robert G. Brown
                                        -------------------
                                        Robert G. Brown
                                        Chairman, President and Chief
                                        Executive Officer

CERTIFICATIONS

        I, Charles Cimitile, certify that:

         1. I have reviewed this annual report on Form 10-K of SPAR Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  Presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                    /s/ Charles Cimitile
                                        --------------------
                                        Charles Cimitile
                                        Chief Financial Officer

                         Report of Independent Auditors

The Board of Directors and Stockholders of
   SPAR Group, Inc. and Subsidiaries

We have audited the consolidated balance sheets of SPAR Group, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 16(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPAR Group, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company adopted Statement of Accounting Standards No. 142 effective January 1, 2002.

                                             /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 7, 2003

                        SPAR GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                DECEMBER 31,
                                                                           2002               2001
                                                                   ----------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $           -      $            -
   Accounts receivable, net                                                17,415              21,144
   Prepaid expenses and other current assets                                  783                 440
   Deferred income taxes                                                      903               3,241
                                                                   ----------------------------------------
Total current assets                                                       19,101              24,825

Property and equipment, net                                                 1,972               2,644
Goodwill                                                                    7,858               8,357
Deferred income taxes                                                         705                 389
Other assets                                                                  121                 110
Net long-term assets from discontinued operations                               -               4,830
                                                                   ----------------------------------------
Total assets                                                           $   29,757         $    41,155
                                                                   ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                  $        422        $        440
   Accrued expenses and other current liabilities                           6,097               5,257
   Accrued expenses, due to affiliates                                        958                 611
   Restructuring charges, current                                           1,354               1,597
   Due to certain stockholders                                              3,951               2,655
   Net current liabilities from discontinued operations                         -               5,732
   Current portion of long-term debt                                            -                  57
                                                                   ----------------------------------------
Total current liabilities                                                  12,782              16,349

Line of credit                                                                148              11,287
Long-term debt due to certain stockholders                                      -               2,000
Restructuring charges, long term                                              235                 585

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none                                       -                   -
   Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares - 18,824,527 -- 2002;
       18,582,615  -- 2001                                                    188                 186
   Treasury stock                                                             (30)                  -
   Additional paid-in capital                                              10,919              10,531
   Retained earnings                                                        5,515                 217
                                                                   ----------------------------------------
Total stockholders' equity                                                 16,592              10,934
                                                                   ----------------------------------------
Total liabilities and stockholders' equity                             $   29,757          $   41,155
                                                                   ========================================

See accompanying notes.

                        SPAR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                    YEAR ENDED DECEMBER 31,
                                                            2002             2001              2000
                                                     ------------------------------------------------------

Net revenues                                             $  69,612        $   70,891        $  81,459
Cost of revenues                                            40,331            40,883           50,278
                                                     ------------------------------------------------------
Gross profit                                                29,281            30,008           31,181

Selling, general, and administrative expenses               18,804            19,380           24,761
Depreciation and amortization                                1,844             2,682            2,383
                                                     ------------------------------------------------------
Operating income                                             8,633             7,946            4,037

Other (income) expense                                         (26)              107             (790)
Interest expense                                               363               561            1,326
                                                     ------------------------------------------------------

Income from continuing operations before provision
   for income taxes                                          8,296             7,278            3,501
Provision for income taxes                                   2,998             3,123              780
                                                     ------------------------------------------------------
Net income from continuing operations                        5,298             4,155            2,721

Discontinued operations:
   Loss from discontinued operations, net of tax
     benefits of $938 and $858 for 2001 and 2000,
     respectively                                                -            (1,597)          (1,399)
   Estimated loss on disposal of discontinued
     operations in 2001, net of tax benefit of
     $2,618                                                      -            (4,272)               -
                                                     ------------------------------------------------------
Net income (loss)                                        $   5,298         $  (1,714)       $   1,322
                                                     ======================================================

Basic/diluted net income (loss) per common share:

   Income from continuing operations                   $     0.28        $     0.23       $     0.15
   Loss from discontinued operations                            -             (0.32)           (0.08)
                                                     ------------------------------------------------------
   Net income (loss)                                   $     0.28        $    (0.09)      $     0.07
                                                     ======================================================


   Weighted average shares outstanding - basic              18,761            18,389           18,185
                                                     ======================================================

   Weighted average shares outstanding - diluted            19,148            18,467           18,303
                                                     ======================================================

See accompanying notes.

                        SPAR GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                          COMMON STOCK
                                             ---------------------------------------
                                                                                    ADDITIONAL                    TOTAL
                                                                        TREASURY     PAID-IN      RETAINED    STOCKHOLDERS'
                                                SHARES      AMOUNT        STOCK      CAPITAL      EARNINGS        EQUITY
                                             ---------------------------------------------------------------------------------

Balance at December 31, 1999                      18,155      $ 182        $   -      $ 10,095     $   609       $10,886
                                             -------------------------------------------------------------------------------
   Stock options exercised and employee
     stock purchase plan purchases                   117          -            -            32           -            32
   Net income                                          -          -            -             -       1,322         1,322
                                             -------------------------------------------------------------------------------
Balance at December 31, 2000                      18,272        182            -        10,127       1,931        12,240
                                             -------------------------------------------------------------------------------

   Stock options exercised and employee
     stock purchase plan purchases                   311          4            -           404           -           408
   Net loss                                            -          -            -             -      (1,714)       (1,714)
                                             -------------------------------------------------------------------------------
Balance at December 31, 2001                      18,583       $186            -      $ 10,531     $   217       $10,934
                                             -------------------------------------------------------------------------------
   Stock options exercised and employee
     stock purchase plan purchases                   242          2            -           388           -           390
   Purchase of treasury stock                          -          -          (30)            -           -           (30)
   Net income                                          -          -            -             -       5,298         5,298
                                             -------------------------------------------------------------------------------
Balance at December 31, 2002                      18,825      $ 188        $ (30)     $ 10,919     $ 5,515       $16,592
                                             ===============================================================================

See accompanying notes.

                        SPAR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                            2002             2001              2000
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                       $   5,298         $  (1,714)     $      1,322
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation                                           1,844             2,217             1,839
     Amortization                                               -             1,630             1,725
     Estimated loss on disposal of discontinued
        operations                                              -             4,272                 -
     Gain on sale of affiliate                                  -                 -              (790)
     Changes in operating assets and liabilities:
       Accounts receivable                                  3,729                13             5,318
       Prepaid expenses and other current assets             (354)              318              (346)
       Deferred income taxes                                2,022             1,710              (185)
       Accounts payable, accrued expenses and other
         current liabilities                                  766            (7,202)              216
       Restructuring charges                                 (593)           (1,487)           (2,766)
                                                     ------------------------------------------------------
Net cash provided (used in) by operating activities        12,712              (243)            6,333

INVESTING ACTIVITIES
Purchases of property and equipment                        (1,172)           (1,744)           (1,941)
Purchase of businesses, net of cash acquired                    -                 -               (62)
Sale of investment in affiliate                                 -                 -             1,500
                                                     ------------------------------------------------------
Net cash used in investing activities                      (1,172)           (1,744)             (503)

FINANCING ACTIVITIES
Net (payments) borrowings on line of credit               (11,139)            3,526            (5,596)
Payments on long-term debt                                    (57)           (1,465)           (1,113)
Net payments to certain stockholders                         (704)             (482)             (182)
Payments of note payable, MCI                                   -                 -            (1,045)
Proceeds from issuance of common stock                        390               408                32
Purchase of treasury stock                                    (30)                -                 -
                                                     ------------------------------------------------------
Net cash (used in) provided by financing activities       (11,540)            1,987            (7,904)
                                                     ------------------------------------------------------

Net decrease in cash                                            -                 -            (2,074)
Cash at beginning of year                                       -                 -             2,074
                                                     ------------------------------------------------------
Cash at end of year                                   $         -      $          -     $            -
                                                     ======================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                           $     686         $   1,892       $     1,394
                                                     ======================================================



See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                December 31, 2002


1. BUSINESS AND ORGANIZATION

The SPAR Group, Inc., a Delaware corporation ("SPAR Group", "SGRP", or the "Company"), is a supplier of in-store merchandising and marketing services throughout the United States and internationally. The Company also provides database marketing, teleservices and marketing research. As part of a strategic realignment in the fourth quarter of 2001, the Company made the decision to divest its Incentive Marketing Division, SPAR Performance Group, Inc. ("SPGI"). The Company explored various alternatives for the sale of SPGI and subsequently sold the business to SPGI's employees through the establishment of an employee stock ownership plan on June 30, 2002. In addition, in October 2002, the Company dissolved its Technology Division that was established in March 2000 for the purpose of marketing its proprietary Internet-based computer software. The
Company's  continuing  operations  are  now  divided  into  two  divisions:  the
Merchandising Services Division and the International Division. The Merchandising Services Division provides merchandising services, database marketing, teleservices and marketing research to manufacturers and retailers with product distribution primarily in mass merchandisers, drug chains and grocery stores in the United States. The International Division established in July 2000, currently provides merchandising services through a joint venture in Japan and focuses on expanding the Company's merchandising services business throughout the world.

MERCHANDISING SERVICES DIVISION

The Company's Merchandising Services Division consists of SPAR Marketing, Inc. ("SMI") (an intermediate holding company), SPAR Marketing Force, Inc. ("SMF"), SPAR Marketing, Inc., ("SMNEV"), SPAR/Burgoyne Retail Services, Inc. ("SBRS"), and SPAR, Inc. ("SINC") PIA Merchandising, Co., Inc., Pacific Indoor Display d/b/a Retail Resources, Pivotal Sales Company and PIA Merchandising Ltd. The Merchandising Services Division provides nationwide retail merchandising and marketing services to home entertainment, PC software, general merchandise, health and beauty care, consumer goods and food products companies in the United States. The Company provides these services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug chains and retail grocery stores.

Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or single or multiple manufacturers primarily under single or multi-year contracts. Services also include stand-alone large-scale implementations. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and setting new and promotional items and placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. The Company also provides database marketing, teleservices and research services.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


1.      BUSINESS AND ORGANIZATION (CONTINUED)

INTERNATIONAL DIVISION

In July 2000, the Company established its International Division, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business world-wide. Currently, the Company provides merchandising services in Japan through a joint venture with a large Japanese distributor and is actively pursuing expansion into other markets.

DISCONTINUED OPERATIONS - INCENTIVE MARKETING DIVISION

On June 30, 2002, SPAR Incentive Marketing, Inc. ("SIM"), a wholly-owned subsidiary of the Company, entered into a Stock Purchase and Sale Agreement with Performance Holdings, Inc. ("PHI"), a Delaware corporation headquartered in Carrollton, Texas. SIM sold all of the stock of its subsidiary, SPGI to PHI for $6.0 million. As a condition of the sale, PHI issued and contributed 1,000,000 shares of its common stock to Performance Holdings, Inc. Employee Stock Ownership Plan, which became the only shareholder of PHI.

The $6.0 million sales price was evidenced by two Term Loans, an Initial Term Loan totaling $2.5 million and an Additional Term Loan totaling $3.5 million (collectively the "Term Loans"). The Term Loans are guarantied by SPGI and secured by pledges of all the assets of PHI and SPGI. The Term Loans bear interest at a rate of 12% per annum through December 31, 2003. On January 1, 2004, and on January 1 each year thereafter, the interest rate is adjusted to equal the higher of the median or mean of the High Yield Junk Bond interest rate as reported in the Wall Street Journal (or similar publication or service if the Wall Street Journal no longer reports such rate) on the last business day in the immediately preceding December. The Initial Term Loan is required to be repaid in quarterly installments that increase over the term of the loan, commencing March 31, 2003, with a balloon payment required at maturity on June 30, 2007. In addition to the preceding payments of the Initial Term Loan, PHI is required to make annual mandatory prepayments of the Term Loans on February 15th of each year, commencing on February 15, 2004, equal to:

     o 40% of the amount of Adjusted Cash Flow (as defined in the Revolver) for the immediately preceding fiscal year ended December 31; and

     o 35% of the amount of excess targeted Adjusted Cash Flow (as defined in the Revolver) for the immediately preceding fiscal year ended December 31.

These payments will be applied first to accrued and unpaid interest on the Term Loans and Revolver, then to the Additional Term Loan until repaid, and then to the Initial Term Loan. Because collection of the notes depends on the future operations of PHI, the $6.0 million notes were fully reserved pending collection.

In addition to the Term Loans, SIM agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "Revolver"). The Revolver is secured by a pledge of all the assets of SPGI and is guaranteed by PHI. The Revolver provides for advances in excess of the borrowing base through September 30, 2003. Through September 30, 2003, the Revolver bears interest at the higher of the Term Loans interest rate or the prime commercial lending rate as announced in the Wall Street Journal plus 4.0% per annum. As of October 1, 2003, the Revolver will include a borrowing base calculation (principally 85% of eligible accounts receivable). Prior to September 1, 2003, SPGI may request that SIM provide advances of up to $1,000,000 in excess of the borrowing base. If advances are limited to the borrowing base on and after October 1, 2003, the interest rate will be reduced to the higher of the Term Loans interest rate less 4.0% per annum or the prime commercial lending rate as announced in the Wall Street Journal plus 4.0%

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


1. BUSINESS AND ORGANIZATION (CONTINUED)

per annum. If SPGI requests that advances be allowed in excess of the borrowing base, the interest rate will remain unchanged.

Due to the speculative nature of the loan SIM has established a reserve for collection of approximately $0.8 million against the $2.0 million Revolver commitment. This revenue is included in other current liabilities.

In December 2001, the Company reviewed the goodwill associated with SPGI and recorded an impairment of goodwill totaling $4.3 million, net of taxes, including a $1.0 million reserve was recorded in 2001 for the cost to dispose of SPGI and the anticipated losses through the date of divestiture, June 30, 2002.

Operating losses of $682,000 incurred from January 1, 2002, through June 30, 2002, the date of divestiture, were charged against the aforementioned reserve. In addition, $318,000 of costs to dispose of SPGI were also charged against the reserve. The 2001 and 2000 consolidated statements of operations were restated to report the results of discontinued operations separately from continuing operations. Operating results of the discontinued operations are summarized as follows (in thousands):


                                                           SIX MONTHS               YEAR ENDED
                                                          ENDED JUNE 30,           DECEMBER 31,
                                                               2002            2001             2000
                                                         --------------------------------------------------

   Net sales                                                   $15,735         $31,202          $28,070
   Less:
   Cost of sales                                                13,092          26,032           22,692
   Selling, general and administrative expenses                  2,814           5,736            5,654
   Interest expense                                                383             804              800
   Depreciation                                                    128             306              322
   Amortization                                                      -             859              859
                                                         --------------------------------------------------
   OPERATING LOSS                                                 (682)         (2,535)          (2,257)
   Provision for income tax benefit                               (259)           (938)            (858)
                                                         --------------------------------------------------
   NET LOSS                                                 $     (423)       $ (1,597)         $(1,399)
                                                         ==================================================


                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


  1. BUSINESS AND ORGANIZATION (CONTINUED)

Net non-current assets and current liabilities of discontinued operations, classified separately in the 2001 balance sheet, are summarized below (in thousands):
                                                                    2001
                                                              ---------------
   Net non-current assets of discontinued operations:
     Property and equipment                                     $    444
     Goodwill and other intangibles, net                           4,386
                                                              ---------------
                                                                $  4,830
                                                              ===============

   Net current liabilities of discontinued operations:
     Accounts receivable, net                                      2,050
     Prepaid expenses and other current assets                       228
     Prepaid program costs                                         3,470
     Accounts payable                                             (1,642)
     Accrued expenses and other current liabilities               (1,727)
     Deferred revenue                                             (7,090)
     Current portion of long-term debt                               (21)
     Other current charges                                        (1,000)
                                                              ---------------
                                                                 $(5,732)
                                                              ===============

Other current charges represent the costs to dispose of SPGI and the losses from operations expected prior to the disposal of the business on June 30, 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SPAR Group, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

UNBILLED ACCOUNTS RECEIVABLE

Unbilled accounts receivable represent services performed but not billed.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company continually monitors the collectability of its account receivable based upon current customer credit information available. Utilizing this information, the Company has established an allowance for doubtful accounts of $301,000 and $325,000 at December 31, 2002 and 2001, respectively.

PROPERTY AND EQUIPMENT

Property and equipment, including leasehold improvements, are stated at cost. Depreciation and amortization are calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease term, using the straight-line method.

INTERNAL USE SOFTWARE DEVELOPMENT COSTS

The Company under the rules of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, capitalizes certain costs incurred in connection with developing or obtaining internal use software. Capitalized software development costs are amortized over three years.

The Company capitalized $774,000, $430,000, and $994,000 of costs related to software developed for internal use in 2002, 2001 and 2000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and the undiscounted cash flows estimated to be generated by those total assets are less than the assets' carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The  Company's  balance  sheets  include the  following  financial  instruments:
accounts receivable, accounts payable and a line of credit. The Company considers the carrying amounts of current assets and liabilities in the financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization or payment. The carrying amount of the line of credit approximates fair value because the obligation bears interest at a floating rate. The carrying amount of long-term debt to certain stockholders approximates fair value because the current effective interest rates reflect the market rate for unsecured debt with similar terms and remaining maturities.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK AND OTHER RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company has minimal cash as excess cash is generally utilized to pay its bank line of credit.

One customer accounted for 26%, 25% and 20% of net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. This customer approximated 40%, 24% and 26% of accounts receivable at December 31, 2002, 2001, and 2000, respectively.

A second customer accounted for 11%, 9% and 5% of the Company's net revenues for the years ended December 31, 2002, 2001, and 2000, respectively. This second customer also accounted for approximately 5%, 4% and 4% of accounts receivable at December 31, 2002, 2001 and 2000, respectively.

Approximately 24%, 31%, and 18% of net revenues for the years ended December 31, 2002, 2001, and 2000, respectively, resulted from merchandising services performed for others at Kmart stores. Kmart filed for protection under the U.S. Bankruptcy Code in January 2002. During 2002, Kmart closed a significant number of stores in the United States. While the Company's customers and the resultant contractual relationships are with the manufacturers and not this retailer, the Company's business would be negatively impacted if this retailer were to close all or most of its stores.

INCOME TAXES

Deferred tax assets and liabilities represent the future tax return consequences of certain timing differences that will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in net deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, requires disclosure of fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to continue to account for employee stock-based transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed in Note 9 to the consolidated financial statements actual and pro forma basic and diluted net income (loss) per share as if the Company had applied the fair value method of accounting.

EARNINGS PER SHARE

Basic earnings per share amounts are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and potential common shares outstanding for each period represented. Potential common shares outstanding include stock options, using the treasury stock method.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. During 2002, the Company performed the required impairment tests of goodwill. As a result of these tests, there was no effect on the earnings and financial position of the Company.

The following table presents the results of the Company for all periods presented on a comparable basis (in thousands except per share information):

                                                  2002                   2001                   2000
                                           -------------------    -------------------    --------------------
Reported net income (loss)                 $      5,298            $   (1,714)            $     1,322
Add: Goodwill amortization                            -                   771                     866
                                           -------------------    -------------------    --------------------
Adjusted net income (loss)                 $      5,298           $      (943)            $     2,188
                                           ===================    ===================    ====================

Basic and diluted net income (loss)
per share:

Reported net income (loss)                 $       0.28           $      (0.09)          $       0.07
Add: Goodwill amortization                            -                   0.04                   0.05
                                           -------------------    -------------------    --------------------
Adjusted net income (loss)                 $       0.28           $      (0.05)          $       0.12
                                           ===================    ===================    ====================

Prior to 2002, the Company amortized all goodwill over 15 years.

In 2001, the amount of goodwill related to the July 1999 merger of SPAR Companies and PIA Merchandising Services, Inc. ("PIA") decreased approximately $1.2 million as a result of the reduction of estimates associated with pre-merger related liabilities and restructure reserves. In 2002, the amount of goodwill related to this transaction decreased approximately $0.5 million as a result of a change in the valuation allowance required on deferred tax assets related to the PIA operating loss carryforward.


RECLASSIFICATIONS

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform to the 2002 presentation.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


3. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts receivable, net, consists of the following (in thousands):

                                                                             DECEMBER 31,
                                                                        2002              2001
                                                                   -----------------------------------

   Trade                                                               $  11,973         $ 16,366
   Unbilled                                                                5,743            5,095
   Non-trade                                                                   -                8
                                                                   -----------------------------------
                                                                          17,716           21,469
   Less allowance for doubtful accounts                                      301              325
                                                                   -----------------------------------
                                                                       $  17,415         $ 21,144
                                                                   ===================================

Property and equipment consists of the following (in thousands):

                                                                             DECEMBER 31,
                                                                        2002              2001
                                                                   -----------------------------------

   Equipment                                                          $   4,175        $   3,792
   Furniture and fixtures                                                   509              509
   Leasehold improvements                                                   138              123
   Capitalized software development costs                                 3,278            2,504
                                                                   -----------------------------------
                                                                          8,100            6,928
   Less accumulated depreciation and amortization                         6,128            4,284
                                                                   -----------------------------------
                                                                      $   1,972        $   2,644
                                                                   ===================================

Accrued expenses and other current liabilities consists of the following (in thousands):

                                                         DECEMBER 31,
                                                      2002          2001
                                                ------------------------------

   Accrued salaries and other related costs          $   321       $1,224
   Accrued merger related costs                        1,945        2,397
   Due to SPGI (cash deposits)                           917            -
   Other                                               2,914        1,636
                                                ------------------------------
                                                      $6,097       $5,257
                                                ==============================

4. LINE OF CREDIT AND LONG-TERM LIABILITIES

In January 2003, the Company and Whitehall Business Credit Corporation ("Whitehall"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (the "New Credit Facility"). The New Credit Facility provides the Borrowers with a $15.0 million Revolving Credit Facility that matures on January 23, 2006. The Revolving Credit Facility allows the Borrowers to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The New Credit Facility bears interest at Whitehall's "Alternative Base Rate" or LIBOR plus two and one-half percent and is secured by all the assets of the Company and its subsidiaries.

The New Credit Facility replaces a previous 1999 agreement between the Company and IBJ Whitehall Business Credit Corporation (the "Old Credit Facility") that was scheduled to mature on February 28, 2003. The Old Credit Facility as amended provided for a $15.0 million Revolving Credit Facility, as well as a $2.5 million Term Loan. The Revolving Credit facility allowed the Borrowers to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The Term Loan amortized in equal monthly installments of $83,334 and was repaid in full as of December 31, 2001. The revolving loans bore interest at Whitehall's "Alternate Base Rate" plus one-half of one percent (0.50%) (a total of 4.75% per annum at December 31, 2002).

Both Credit Facilities contain an option for Whitehall to purchase 16,667 shares of Common Stock of the Company for $0.01 per share in the event that the Company's average closing share price over a ten consecutive trading day period exceeds $15.00 per share. This option expires on July 31, 2003.

Both Credit Facilities contain certain financial covenants which must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the respective agreement. The Company was in compliance with all such financial covenants at December 31, 2002.

The balances outstanding on the revolving line of credit under the Old Credit Facility were $0.1 million and $11.3 million at December 31, 2002, and December 31, 2001, respectively. As of December 31, 2002, based upon the borrowing base formula, the SPAR Group had availability under the Old Credit Facility of $11.1 million of the $14.9 million unused revolving line of credit. Availability would have been the same under the New Credit Facility had it been in effect on December 31, 2002.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


4. LINE OF CREDIT AND LONG-TERM LIABILITIES (CONTINUED)

The Company's line of credit and long-term liabilities consist of the following at December 31 (in thousands):

                                                          2002         2001
                                                     ---------------------------

   Revolving line of credit, maturing February 2003       $148       $11,287
   Other long-term liabilities                               -            57
                                                     ---------------------------
                                                          $148        11,344
   Current maturities of long-term liabilities               -            57
                                                     ---------------------------
                                                          $148       $11,287
                                                     ===========================

5. INCOME TAXES

The provision for income tax expense from continuing operations is summarized as follows (in thousands):

                                        YEAR ENDED DECEMBER 31,
                             2002                2001                2000
                       -----------------  ------------------  ------------------

   Current                  $   476            $   109                   -
   Deferred                   2,522              3,014                $780
                       -----------------  ------------------  ------------------
                             $2,998             $3,123                $780
                       =================  ==================  ==================


The provision for income taxes from continuing operations is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                              2002          2001        2000
                                           -----------   -----------  ----------

Provision for income taxes at federal
  statutory rate                              $2,821        $2,475      $1,190
State income taxes, net of federal benefit       175           317         140
Permanent differences                            (48)          317         321
Change in valuation allowance                      -             -        (825)
Other                                             50            14         (46)
                                           -----------   -----------  ----------
Provision for income taxes                    $2,998        $3,123     $   780
                                           ===========   ===========  ==========

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


5.  INCOME TAXES (CONTINUED)

Deferred taxes consist of the following (in thousands):

                                                                                  DECEMBER 31,
                                                                             2002              2001
                                                                       ------------------------------------
   Deferred tax assets:
     Net operating loss carryforwards                                          $3,876           $4,150
     Restructuring                                                                454              879
     Accrued compensation and related benefits                                    160              446
     SIM reserve against loan commitment                                          320                -
     Allowance for doubtful accounts and other receivable                         114              166
     Loss on disposal of incentive business SPGI                                    -            2,618
     Other                                                                        206              290
     Valuation allowance                                                       (3,126)          (3,622)
                                                                       ------------------------------------
   Total deferred tax assets                                                    2,004            4,927

   Deferred tax liabilities:
     Nonrecurring charge for termination of Subchapter S election                   -              797
     Capitalized software development costs                                       396              500
                                                                       ------------------------------------
   Total deferred tax liabilities                                                 396            1,297
                                                                       ------------------------------------
   Net deferred tax assets                                                     $1,608           $3,630
                                                                       ====================================

At December 31, 2002, the Company has net operating loss carryforwards (NOLs) of $10.2 million available to reduce future federal taxable income. The Company's net operating loss carryforwards begin to expire in the year 2012. Section 382 of the Internal Revenue Code restricts the annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership had occurred in 1999, thereby restricting the NOLs prior to such date available to the Company to approximately $657,500 per year.

The Company has established a valuation allowance for the deferred tax assets related to the available NOLs that are deductible for years subsequent to 2005 totaling $3,126,000. The $3,126,000 valuation allowance at December 31, 2002 when realized will result in a reduction of goodwill associated with the PIA acquisition. In 2002 and 2001, the Company reduced the valuation allowance and goodwill by $499,000 and $250,000 respectively. In 2001, in addition to the goodwill adjustment discussed above, the Company also realized the benefit of certain deferred tax assets and decreased the valuation allowance by $387,000.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases contain escalation clauses and require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $1.0 million, $1.0 million, and $1.1 million for the years ended December 31, 2002, 2001, and 2000, respectively. At December 31, 2002, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

                  2003                                    $1,004
                  2004                                       831
                  2005                                       562
                  2006                                       545
                  2007                                        54

    MATTERS

On October 24, 2001, Safeway Inc., a former customer of the PIA Companies, filed a complaint alleging damages of approximately $3.6 million plus interest and costs and alleged punitive damages in an unspecified amount against the Company with respect to (among other things) alleged breach of contract with the PIA companies. On or about December 30, 2002, the Court approved the filing of Safeway Inc.'s Second Amended Complaint, which alleges causes of action for (among other things) breach of contract against the Company, PIA Merchandising Co., Inc. and Pivotal Sales Company. The Second Amended Complaint was filed with the Court on January 13, 2003, and does not specify the amount of monetary damages sought. No punitive or exemplary damages are sought in Safeway Inc.'s Second Amended Complaint. This case is being vigorously contested by the Company.

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company management, disposition of these matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


7. EMPLOYEE BENEFITS

RETIREMENT/PENSION PLANS

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. Employer contributions were approximately $117,000, $118,000, and $68,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Certain of the Company's PIA employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. Pension expense related to these plans was approximately $60,000, $77,000, and $24,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

STOCK PURCHASE PLANS

The Company has Employee and Consultant Stock Purchase Plans (the "SP Plans"). The SP Plans allow employees and consultants of the Company to purchase common stock, without having to pay any commissions on the purchases. On August 8, 2002, the Company's Board of Directors approved a 15% discount for employee purchases and a 15% cash bonus for affiliate consultant purchases. The maximum amount that any employee or consultant can contribute to the SP Plans per quarter is $6,250, and the total number of shares reserved by the Company for purchase under the SP Plans is 500,000. During 2002, 2001 and 2000, the Company sold 10,104 shares, 2,638 shares, and 452 shares of common stock, at a weighted average price of $2.51, $1.90, and $3.03 per share, respectively.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


8. RELATED-PARTY TRANSACTIONS

The SPAR Group, Inc. is affiliated through common ownership with SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI") and SPAR Infotech, Inc. ("SIT"). SMS and SMSI (through SMS) provided approximately 71% of the Company's field representatives (through its independent contractor field force) and substantially all of the Company's field management services. Under the terms of the Field Service Agreement, SMS provides the services of approximately 6,600 field representatives and through SMSI provides approximately 90 full-time national, regional and district managers to the SPAR Marketing Companies as they may request from time to time, for which the Company has agreed to pay SMS for all of its costs of providing those services plus 4%.

SIT provided Internet computer programming services to the Company. Under the terms of the programming agreement between SMF and SIT effective as of October 1, 1998, SIT continues to provide programming services to SMF as SMF may request from time to time, for which SMF has agreed to pay SIT competitive hourly wage rates and to reimburse SIT's out-of-pocket expenses

The following transactions occurred between the SPAR Companies and the above affiliates (in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                               2002            2001             2000
                                                         --------------------------------------------------
   Services provided by affiliates:
     Independent contractor services                          $ 23,262        $  8,337         $  5,177
                                                         ==================================================

     Field management services                                $  7,280        $  6,779         $  4,388
                                                         ==================================================

     Internet and software program consulting services        $  1,626        $  1,185         $    769
                                                         ==================================================

   Services provided to affiliates:
     Management services                                      $    732        $    390         $    692
                                                         ==================================================

   Balance due to (from) affiliates included in
     accrued liabilities (in thousands):                            DECEMBER 31,
                                                         2002          2001         2000
                                                     -----------------------------------------

       SPAR Management Services, Inc.                     $    -       $    -         $ (26)
       SPAR Marketing Services, Inc.                         932          611           582
       SPAR Infotech, Inc.                                    26            -            (4)
                                                     -----------------------------------------
                                                          $  958       $  611         $ 552
                                                     =========================================


In addition to the above, through the services of Affinity (f/k/a Infinity) Insurance, Ltd., the Company purchased insurance coverage for its casualty and property insurance risk for approximately $1,128,000, 1,085,000 and $994,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company had an investment in an affiliate that provided telemarketing and related services that was sold in 2000 for $1.5 million, for a gain of approximately $790,000 that was included in other income.

In 2000, the Company's affiliate SMS settled its claim with the Internal Revenue Service. As a result of this settlement, the $500,000 contingent liability amount the Company had accrued at December 31, 1999, was reversed with a corresponding credit made to cost of revenues.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


9. STOCK OPTIONS

The Company has four stock option plans: the Amended and Restated 1995 Stock Option Plan (1995 Plan), the 1995 Director's Plan (Director's Plan), the Special Purpose Stock Option Plan, and the 2000 Stock Option Plan (2000 Plan).

The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specific employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of the Company's common stock. The options had a term of ten years from the date of issuance, except in the case of incentive stock options granted to greater than 10% stockholders for which the term was five years. The exercise price of nonqualified stock options must have been equal to at least 85% of the fair market value of the Company's common stock at the date of grant. Since 2000, the Company has not granted any new options under this Plan. At December 31, 2002, options to purchase 72,000 shares of the Company's common stock remain outstanding under this Plan. The 1995 Plan was superceded by the 2000 Stock Option Plan with respect to all new options issued.

The Director's Plan was a stock option plan for non-employee directors and provided for the purchase of up to 120,000 shares of the Company's common stock. Since 2000, the Company has not granted any new options under this Plan. At December 31, 2002, 20,000 options to purchase shares of the Company's common stock remained outstanding under this Plan. The Director's Plan has been replaced by the 2000 Plan with respect to all new options issued.

On July 8, 1999, the Company established the Special Purpose Stock Option Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were 134,114 options granted at $0.01 per share. Since July 8, 1999, the Company has not granted any new options under this plan. During 2002, no options to purchase shares of the Company's common stock were exercised under this Plan. At December 31, 2002, options to purchase 25,750 shares of the Company's common stock remain outstanding under this Plan.

On December 4, 2000, the Company adopted the 2000 Plan as the successor to the 1995 Plan and the Director's Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000, under the 1995 Plan). The options have a term of ten years from the date of issuance except in the case of incentive stock options granted to greater than 10% stockholders for whom the term is five years. The exercise price of nonqualified stock options for tax purposes must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant (although typically such options are issued at 100% of the fair market value), and the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. At December 31, 2002, options to purchase 1,980,431 shares of the Company's common stock remain outstanding under this Plan and options to purchase 1,079,614 shares of the Company's common stock were available for grant under this Plan.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


9. STOCK OPTIONS (CONTINUED)

In 2001, the Company adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaces its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company and its subsidiaries, and the CSP Plan allows employees of the affiliates of the Company (see Note 8 - Related Party Transactions), to purchase the Company's Common Stock from the Company without having to pay any brokerage commissions. On August 8, 2002, the Company's Board of Directors approved a 15% discount for employee purchases of Common Stock under the ESP Plan and a 15% cash bonus for affiliate consultant purchases of Common Stock under the CSP Plan.


The following table summarizes stock option activity under the Company's plans:

                                                                     WEIGHTED
                                                                AVERAGE EXERCISE
                                                    SHARES            PRICE
                                               ---------------------------------

   Options outstanding, December 31, 1999          3,305,522            $5.22

   Granted                                           479,500             2.59
   Exercised                                        (115,864)             .27
   Canceled or expired                              (679,309)            5.94
                                               -------------------
   Options outstanding, December 31, 2000          2,989,849             4.82

   Granted                                         2,564,844             1.31
   Exercised                                        (309,492)            1.30
   Canceled or expired                            (2,761,474)            5.00
                                               -------------------
   Options outstanding, December 31, 2001          2,483,727             1.42

   Granted                                           332,792             2.01
   Exercised                                        (230,463)            1.23
   Canceled or expired                              (487,875)            5.05
                                               -------------------
   Options outstanding, December 31, 2002          2,098,181             1.52

   Option price range at end of year                     $0.01 to $14.00

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002

9.  STOCK OPTIONS (CONTINUED)

                                                               2002            2001             2000
                                                         --------------------------------------------------
   Weighted average grant date fair value of
     options granted during the year                          $1.60            $1.28           $1.68


The following table summarizes information about stock options outstanding at December 31, 2002:

                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                        -------------------------------------------------- --------------------------------
                                              WEIGHTED
                             NUMBER            AVERAGE        WEIGHTED          NUMBER
                         OUTSTANDING AT       REMAINING       AVERAGE        EXERCISABLE AT     WEIGHTED
        RANGE OF        DECEMBER 31, 2002    CONTRACTUAL      EXERCISE        DECEMBER 31,      AVERAGE
     EXERCISE PRICES                            LIFE            PRICE             2002       EXERCISE PRICE
   -------------------- -------------------------------------------------- --------------------------------

     Less than $1.00           217,593       8.0 years          $0.53              137,343      $  0.42
       $1.01 - $2.00         1,629,588       6.6 years           1.34              815,927         1.30
       $2.01 - $4.00           219,000       9.1 years           2.49               24,750         3.13
  Greater than $4.00            32,000       4.7 years          10.63               29,000        11.21
                        ------------------                                 ----------------
   Total                     2,098,181       7.0 years           1.52            1,007,020         1.51
                        ==================                                 ================



Outstanding warrants are summarized below:

                                               SHARES SUBJECT    EXERCISE PRICE
                                                 TO WARRANTS       PER SHARE
                                               ---------------------------------

   Balance, December 31, 2002                        113,062     $0.01 - $8.51

The above warrants expire at various dates from 2003 through 2004.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


9. STOCK OPTIONS (CONTINUED)

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148. No compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income
(loss) and pro forma net income (loss) per share from continuing operations would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):

                                                                        YEAR ENDED DECEMBER 31,
                                                                  2002           2001           2000
                                                             ----------------------------------------------

   Net income (loss), as reported                                 $ 5,298       $ (1,714)       $ 1,322
   Stock based employee compensation (benefit) expense
     under the fair market value method                             1,844         (1,129)         1,957
                                                             ----------------------------------------------
   Pro forma net income (loss)                                      3,454           (585)          (635)


   Basic and diluted net income (loss) per share, as
     reported                                                     $  0.28       $  (0.09)       $  0.07

   Basic and diluted net income (loss) per share                  $  0.18       $  (0.03)       $ (0.03)


The pro forma effect on net income is not representative of the pro forma effect on net income in future years because the options vest over several years and additional awards may be made in the future.

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 85%, 187%, and 237% for 2002, 2001, and 2000, respectively; risk-free interest rate of 4.03%, 5.14%, and 6.89%; and expected lives of six years.

10. NOTES PAYABLE TO CERTAIN STOCKHOLDERS

As of December 31, 2002, notes payable to certain stockholders total approximately $4.0 million, which bear an interest rate of 8.0% and are due on demand. In January 2003, $3.0 million was repaid to such stockholders. While the New Credit Facility contains certain restrictions on the repayment of stockholder debt, the Company anticipates paying the remaining balance in 2003.

11. SEGMENTS

As a result of the Company's divestiture of its Incentive Marketing Division, the Company now operates solely in the Merchandising Services Industry Segment both in the domestic and international markets.

12. RESTRUCTURING CHARGES

In 1999, the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructuring costs were composed of committed costs required to integrate the SPAR Companies and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


12.  RESTRUCTURING CHARGES (CONTINUED)

The following table displays a roll forward of the liabilities for restructuring charges from December 31, 1999 to December 31, 2002 (in thousands):

                                                                 EQUIPMENT         OFFICE
                                                 EMPLOYEE          LEASE            LEASE
                                                SEPARATION      SETTLEMENTS       SETTLEMENTS        TOTAL
                                             ----------------- --------------- ------------------ ------------

December 31, 1999 Balance                      $        1,115  $      2,414    $      1,542        $  5,071

Adjustments in Restructuring Charges                      748         1,367            (619)          1,496
2000 payments                                          (1,376)       (1,011)           (379)         (2,766)
                                             ----------------- --------------- ------------------ ------------
December 31, 2000 Balance                                 487         2,770             544           3,801

Adjustments in Restructuring Charges                     (132)           --              --            (132)
2001 payments                                            (355)       (1,008)           (124)         (1,487)
                                             ----------------- --------------- ------------------ ------------
December 31, 2001 Balance                                  --         1,762             420           2,182

2002 payments                                              --          (593)             --            (593)
                                             ----------------- --------------- ------------------ ------------
DECEMBER 31, 2002 BALANCE                    $             --  $      1,169    $        420        $  1,589
                                             ================= =============== ================== ============



The maturities of restructuring charges at December 31, 2002, are as follows (in thousands):

                 2003                                        1,354
                 2004                                          235

Management believes that the remaining reserves for restructuring are adequate to complete its plan.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002

13. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

                                                                      YEAR ENDED DECEMBER 31,
                                                               2002            2001             2000
                                                         --------------------------------------------------

   Numerators:
     Net income from continuing operations                  $   5,298        $  4,155         $  2,721
     Loss from operations of discontinued division                  -          (5,869)          (1,399)
                                                         --------------------------------------------------
     Net income (loss)                                      $   5,298        $ (1,714)        $  1,322
                                                         ==================================================

   Denominator:
     Shares used in basic earnings per share calculation       18,761          18,389           18,185
     Effect of diluted securities:
       Employee stock options                                     387              78              118
                                                         --------------------------------------------------
     Shares used in diluted earnings per share
        calculations                                           19,148          18,467           18,303
                                                         ==================================================

   Basic and diluted earnings per common share:

     Income from continuing operations                     $     0.28       $    0.23        $    0.15
     Loss from operations of discontinued division                  -           (0.32)           (0.08)
                                                         --------------------------------------------------
     Net income (loss)                                     $     0.28       $   (0.09)       $    0.07
                                                         ==================================================


                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2002


14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for 2002 and 2001 was as follows (in thousands, except earnings per share data):

                                                                                  QUARTER
                                                             FIRST         SECOND          THIRD         FOURTH
                                                         -------------------------------------------------------------
   YEAR ENDED DECEMBER 31, 2002:
   Net revenues                                             $   16,046     $  17,542      $  17,775      $  18,249
   Gross profit                                                  6,295         6,951          7,015          9,020
   Net income                                               $      482     $   1,068      $   1,213      $   2,535
                                                         =============================================================

   Basic/diluted net income per
     common share                                           $     0.03     $    0.06      $    0.06      $    0.13
                                                         =============================================================

   YEAR ENDED DECEMBER 31, 2001:
   Net revenues                                             $   14,941     $  16,091      $  19,025      $  20,834
   Gross profit                                                  6,193         6,231          7,356         10,228
   Income from continuing operations                               147           700          1,263          2,045
   Income (loss) from discontinued operations                      530          (381)          (686)        (5,332)(1)
                                                         -------------------------------------------------------------
   Net income (loss)                                         $     677      $    319     $      577      $  (3,287)
                                                         =============================================================

   Basic/diluted net income (loss) per common share:
       Income from continuing operations                     $    0.01      $   0.04     $     0.07      $    0.11
       Income (loss) from discontinued
         operations                                               0.03         (0.02)         (0.04)         (0.29)
                                                         -------------------------------------------------------------
       Net income (loss)                                     $    0.04      $   0.02     $     0.03      $   (0.18)
                                                         =============================================================


   (1)  Includes a $4,272,000 estimated loss on disposal of SPGI

                        SPAR Group, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

                                 (In thousands)

                                              BALANCE AT       CHARGED TO
                                             BEGINNING OF      COSTS AND                    BALANCE AT END
                                                PERIOD          EXPENSES     DEDUCTIONS (1)    OF PERIOD
                                           -----------------------------------------------------------------

        Year ended December 31, 2002:
          Deducted from asset accounts:
             Allowance for doubtful
               accounts                          $   325          $   262       $   286         $   301

        Year ended December 31, 2001:
          Deducted from asset accounts:
             Allowance for doubtful
               accounts                          $ 2,648          $   472       $ 2,795         $   325

        Year ended December 31, 2000:
           Deducted from asset accounts:
             Allowance for doubtful
               accounts                          $ 2,035          $ 1,304       $   691         $ 2,648

        (1)       Uncollectible accounts written off, net of recoveries.
