Form 10-Q
period 2003-03-31
SPAR GROUP INC
filed 2003-05-14
CIK 1004989

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



            Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the first quarterly period ended March 31, 2003

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

--------------------------------------------------------------------------------

Registrant's telephone number, including area code: (914) 332-4100

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ X ] Yes [ ] No


--------------------------------------------------------------------------------
        Indicate by check whether the registrant is an accelerated filer
        (as defined in Rule 12b-2 of the Exchange Act): [ ] Yes [ X ] No



   On March 31,2003, there were 18,857,475 shares of Common Stock outstanding.
--------------------------------------------------------------------------------

                                SPAR GROUP, INC.

                                      Index

PART I:  FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Consolidated Balance Sheets
                  as of March 31, 2003 and December 31, 2002...................3

                  Consolidated Statements of Income for the three
                  months ended March 31, 2003 and March 31, 2002...............4

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2003 and
                  March 31, 2002...............................................5

                  Notes to Consolidated Financial Statements...................6

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................11

         Item 3:  Quantitative and Qualitative Disclosures About
                  Market Risk.................................................19

         Item 4:  Controls and Procedures.....................................19


PART II: OTHER INFORMATION

         Item 1:  Legal Proceedings...........................................20

         Item 2:  Changes in Securities and Use of Proceeds...................20

         Item 3:  Defaults upon Senior Securities.............................20

         Item 4:  Submission of Matters to a Vote of Security Holders.........20

         Item 5:  Other Information...........................................20

         Item 6:  Exhibits and Reports on Form 8-K............................20

SIGNATURES....................................................................21

CERTIFICATIONS................................................................22

PART I:   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                SPAR GROUP, INC.

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                   MARCH 31,          DECEMBER 31,
                                                                     2003                 2002
                                                                     ----                 ----
                                                                  (Unaudited)            (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                       $     --           $     --
   Accounts receivable, net                                          19,005             17,415
   Prepaid expenses and other current assets                            989                783
   Deferred income taxes                                                903                903
                                                                   --------           --------
Total current assets                                                 20,897             19,101

Property and equipment, net                                           2,015              1,972
Goodwill                                                              7,858              7,858
Deferred income taxes                                                   705                705
Other assets                                                            333                121
                                                                   --------           --------
Total assets                                                       $ 31,808           $ 29,757
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $    695           $    422
   Accrued expenses and other current liabilities                     5,927              6,097
   Accrued expenses, due to affiliates                                2,030                958
   Restructuring charges, current                                       773              1,354
   Due to certain stockholders                                          951              3,951
                                                                   --------           --------
Total current liabilities                                            10,376             12,782

Line of credit                                                        3,617                148
Restructuring charges, long-term                                         --                235

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none                                --                 --
   Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares -
       18,857,475 - March 31, 2003                                      188                188
       18,824,527 - December 31, 2002
   Treasury Stock                                                      (108)               (30)
   Additional paid-in capital                                        10,942             10,919
   Retained earnings                                                  6,793              5,515
                                                                   --------           --------
Total stockholders' equity                                           17,815             16,592
                                                                   --------           --------
Total liabilities and stockholders' equity                         $ 31,808           $ 29,757
                                                                   ========           ========


Note: The Balance Sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                                SPAR GROUP, INC.

                        Consolidated Statements of Income
                                   (unaudited)
                      (In thousands, except per share data)


                                                                        THREE MONTHS ENDED
                                                            ----------------------------------------
                                                               MARCH 31,                   MARCH 31,
                                                                  2003                       2002
                                                            ----------------------------------------
Net revenues                                                    $18,739                    $16,046
Cost of revenues                                                 11,251                      9,751
                                                                ----------------------------------
Gross profit                                                      7,488                      6,295

Selling, general and administrative expenses                      4,943                      4,967
Depreciation and amortization                                       378                        417
                                                                ----------------------------------
Operating income                                                  2,167                        911

Interest expense                                                     68                         48
Other expense                                                        38                         82
                                                                ----------------------------------
Income before provision for income taxes                          2,061                        781

Provision for income taxes                                          783                        299
                                                                ----------------------------------

Net Income                                                      $ 1,278                    $   482
                                                                ==================================

Basic/diluted net income per common share:

  Net Income - basic                                            $  0.07                    $  0.03
             - diluted                                          $  0.07                    $  0.03
                                                                ==================================
Weighted average common shares - basic                           18,841                     18,584
                                                                ==================================
Weighted average common shares - diluted                         19,443                     18,951
                                                                ==================================


See accompanying notes.

                                SPAR GROUP, INC.

                      Consolidated Statements of Cash Flows
                           (unaudited) (In thousands)


                                                                                           THREE MONTHS ENDED
                                                                              --------------------------------------
                                                                                  MARCH 31,              MARCH 31,
                                                                                     2003                  2002
                                                                              --------------------------------------
OPERATING ACTIVITIES
Net income                                                                       $ 1,278                $   482
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation                                                                    378                    417
     Changes in operating assets and liabilities:
       Accounts receivable                                                        (1,590)                 2,763
       Prepaid expenses and other current assets                                    (418)                   (35)
       Accounts payable, accrued expenses and other current
         liabilities                                                               1,175                    820
       Discontinued operations, net                                                   --                     96
       Restructuring charges                                                        (816)                  (178)
                                                                                 -------                -------
Net cash provided by operating activities                                              7                  4,365

INVESTING ACTIVITIES
Purchases of property and equipment                                                 (421)                   (94)
                                                                                 -------                -------
Net cash used in investing activities                                               (421)                   (94)

FINANCING ACTIVITIES
Net borrowings (payments on) line of credit                                        3,469                 (4,018)
Proceeds from issuance of common stock                                                23                      4
Payments on other long-term debt                                                      --                    (57)
Payments on Stockholder debt                                                      (3,000)                  (200)
Purchases of treasury stock                                                          (78)                    --
                                                                                 -------                -------
Net cash provided by (used in) financing activities                                  414                 (4,271)

Net change in cash                                                                    --                     --
Cash at beginning of period                                                           --                     --
                                                                                 -------                -------
Cash at end of period                                                            $    --                $    --
                                                                                 =======                =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                    $    56                $   165


See accompanying notes.

                                SPAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., and its subsidiaries (collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. However, these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the Company as contained in Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities Exchange Commission on March 31, 2003 (the "Company's Annual Report on Form 10-K"). The results of operations for the interim periods are not necessarily indicative of the operating results for the entire year.

2.       RESTRUCTURING CHARGES

        In 1999, the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructuring costs were composed of committed costs required to integrate the SPAR Companies' and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings.

        The following table displays a roll forward of the liabilities for restructuring charges from December 31, 2002 to March 31, 2003 (in thousands):


                                                                        QUARTER ENDED
                                              DECEMBER 31,              MARCH 31, 2003             MARCH 31,
                                                  2002                    DEDUCTIONS                  2003
                                      -------------------------------------------------------------------------
   Restructuring charges:
     Equipment and office lease
       settlements                    $          1,589            $           816             $        773


        Management believes that the remaining reserves for restructuring are adequate to complete its plan.

                                SPAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

3.      EARNINGS PER SHARE

        The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):



                                                               THREE MONTHS ENDED
                                                         -------------------------------
                                                         MARCH 31, 2003   MARCH 31, 2002
                                                         --------------   --------------
Numerator:

   Net income                                              $ 1,278            $   482

Denominator:
   Shares used in basic earnings per share
   calculation                                              18,841             18,584

Effect of diluted securities:
   Employee stock options                                      602                367
                                                           -------            -------

   Shares used in diluted earnings per share
   calculation                                              19,443             18,951
                                                           =======            =======

Basic and diluted earnings per common share:

   Net Income - basic                                      $  0.07            $  0.03
              - diluted                                    $  0.07            $  0.03


4.      LINE OF CREDIT

        In January 2003, the Company and Whitehall Business Credit Corporation ("Whitehall"), as successor to the business of IBJ Whitehall Business Credit Corporation, entered into the Third Amended and Restated Revolving Credit and Security Agreement and related documents (the "New Credit Facility"). The New Credit Facility provides the Company and its subsidiaries (collectively, the "Borrowers") with a $15.0 million revolving credit facility (the "New Revolving Facility") that matures on January 23, 2006. The New Revolving Facility allows the Borrowers to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The New Revolving Facility bears interest at Whitehall's "Alternative Base Rate" or LIBOR plus two and one-half percent and is secured by all the assets of the Company and its subsidiaries. The New Revolving Facility interest rate was Whitehall's "Alternate Base Rate" of 4.75% per annum at March 31, 2003.

                                SPAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

        The New Credit Facility replaces a previous 1999 agreement, as amended, between the Company and IBJ Whitehall Business Credit Corporation (the "Old Credit Facility") that was scheduled to mature on February 28, 2003. The Old Credit Facility provided for a $15.0 million revolving credit facility (the "Old Revolving Facility"), as well as a $2.5 million term loan. The Old Revolving Facility allowed the borrowers thereunder to borrow up to $15.0 million based upon a borrowing base formula as defined in the old agreement (principally 85% of "eligible" accounts receivable). The term loan under the Old Credit Facility amortized in equal monthly installments of $83,334 and was repaid in full as of December 31, 2001.

        The New Credit Facility contains certain financial covenants (amending, restating and replacing those contained in the Old Credit Facility) that must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the respective agreement. The Company was in compliance with such financial covenants March 31, 2003.

        The balances outstanding on the revolving lines of credit were $3.6 million under the New Revolving Facility at March 31, 2003, and $0.1 million under the Old Revolving Facility at December 31, 2002. As of March 31, 2003, based upon the borrowing base formula, the SPAR Group had availability of $6.3 million of the $11.4 million unused revolving line of credit under the New Revolving Facility.

5.      RELATED-PARTY TRANSACTIONS

        As of March 31, 2003, a total of approximately $1.0 million remained outstanding under notes with certain stockholders. These notes have an interest rate of 8% and are due on demand. The Company paid the $1.0 million balance on these notes in April 2003.

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

        SIT provided Internet and other computer programming services to the Company. Under the terms of the programming agreement between SPAR Marketing Force, Inc. ("SMF") and SIT effective as of October 1, 1998, SIT continues to provide programming services to SMF as SMF may request from time to time, for which SMF has agreed to pay SIT competitive hourly wage rates and to reimburse SIT's out-of-pocket expenses.

                                SPAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

        The following transactions occurred between the SPAR Companies and the above affiliates (in thousands):


                                                                                      THREE MONTHS ENDED
                                                                              ------------------------------
                                                                                 MARCH 31,        MARCH 31,
                                                                                   2003             2002
                                                                              --------------- --------------
                Services provided by affiliates:
                  SMS: Independent contractor field services                    $7,697              $4,585
                                                                                ==========================

                  SMSI: Field management services                               $1,759              $1,724
                                                                                ==========================

                  SIT: Internet and computer programming services               $  406              $  455
                                                                                ==========================

                Services provided to affiliates:
                  SMSI:  Management services                                    $   97              $   79
                                                                                ==========================

               Balance due to affiliates included in accrued
                 liabilities (in thousands):
                                                                                          MARCH 31,
                                                                                  2003                 2002
                                                                              -------------------------------

                   SMS (SPAR Marketing Services, Inc.)                          $2,030               $1,078


6.      STOCK OPTIONS

        The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148. No compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income per share would have been reduced to the adjusted pro forma amounts indicated below (in thousands, except per share data):

                                SPAR GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


                                                                                            THREE MONTHS ENDED
                                                                                  ------------------------------------
                                                                                     MARCH 31,           MARCH 31,
                                                                                        2003                2002
                                                                                  ----------------- ------------------
               Net income, as reported                                                $1,278              $  482
               Stock based employee compensation expense
                 under the fair market value method                                      445                 488
                                                                                      --------------------------
               Adjusted pro forma net income (loss)                                   $  833              $   (6)


               Basic and diluted net income per share, as reported                    $ 0.07              $ 0.03

               Basic and  diluted  adjusted pro forma net income
               (loss) per share,  after  adjustment  for  stock
               based  employee compensation expense under the fair
               market value method                                                    $ 0.04             $   --


7.      SHARE REPURCHASE

        The Company initiated a share repurchase program in fiscal 2002, which allowed for a total share repurchase of up to 100,000 shares. The Company repurchased 22,899 shares in the quarter ended March 31, 2003, for $78,327.

8.      COMMITMENT AND DEPOSITS DUE TO SPAR PERFORMANCE GROUP, INC. ("SPGI")

        In connection with the sale of SPGI on June 30, 2002, the Company agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "SPGI Revolver") through September 30, 2005. The SPGI Revolver is secured by a pledge of all the assets of SPGI and is guaranteed by its parent, Performance Holdings, Inc. Under the SPGI Revolver terms, SPGI is required to deposit all of its cash to the Company's lockbox. At March 31, 2003, the Company had cash deposits due SPGI totaling $0.7 million. Due to the speculative nature of the SPGI Revolver, the Company has established a reserve of approximately $0.8 million against the $2.0 million SPGI Revolver commitment. This reserve and the cash deposits due to SPGI are included in other current liabilities.

                                SPAR GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

        Statements contained in this Quarterly Report on Form 10-Q of SPAR Group, Inc. (the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, the statements contained in the discussions under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward -looking terminology such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

        Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved in whole or in part. You should carefully review the risk factors described and any other cautionary statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003 (the "Company's Annual Report on Form 10-K", and the cautionary statements contained in this Quarterly Report). All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the risk factors (see Item 1 - Certain Risk Factors) and other cautionary statements in the Company's Annual Report on Form 10-K and in this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW
--------

        The Company is a supplier of in-store merchandising and marketing services both throughout the United States and internationally. The Company's operations are divided into two divisions: the Merchandising Services Division and the International Division. The Merchandising Services Division provides merchandising services, database marketing, teleservices and marketing research to manufacturers and retailers with product distribution primarily in mass merchandisers, drug chains and grocery stores in the United States. The
International Division established in July 2000, currently provides merchandising services through a joint venture in Japan and focuses on expanding the Company's merchandising services business throughout the world.

                                SPAR GROUP, INC.

MERCHANDISING SERVICES DIVISION

        The Company provides nationwide retail merchandising and marketing services to home entertainment, PC software, general merchandise, health and beauty care, consumer goods and food products companies in mass merchandisers, drug chains and retail grocery stores throughout the United States. Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or multiple manufacturers primarily under single or multi-year contracts. Services also include stand-alone large-scale implementations such as new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services may include sales enhancing activities, such as, ensuring client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring shelf tags are in place, checking for the overall salability of client products, setting new and promotional items, and placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls.

        The Company's Merchandising Services Division consists of: (1) SPAR Marketing, Inc. ("SMI") (an intermediate holding company), SPAR Marketing Force, Inc. ("SMF"), SPAR Marketing, Inc., ("SMNEV"), SPAR/Burgoyne Retail Services, Inc. ("SBRS"), and SPAR, Inc. ("SINC") (collectively, the "SPAR Marketing Companies"); and (2) PIA Merchandising, Co., Inc., Pacific Indoor Display d/b/a Retail Resources, Pivotal Sales Company and PIA Merchandising Ltd. (collectively, "PIA" or the "PIA Companies"). The SPAR Marketing Companies are the original predecessor of the current Company and were founded in 1967. The PIA Companies, first organized in 1943, are also a predecessor of the Company and a supplier of in-store merchandising services throughout the United States, and were deemed "acquired" by the SPAR Marketing Companies for accounting purposes pursuant to the Merger on July 8, 1999 (see Merger and Restructuring in the Company's Annual Report on Form 10-K).

INTERNATIONAL DIVISION

        In July 2000, the Company established its International Division, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business worldwide. Also in July 2000, the Company entered into a joint venture with a large Japanese distributor and together established SPAR FM to provide merchandising services in Japan.

CRITICAL ACCOUNTING POLICIES
----------------------------

        The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company's Annual Report on Form 10-K in Note 2 to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, business combination accounting, and discontinued business accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Two critical accounting policies are revenue recognition and allowance for doubtful accounts:

                                SPAR GROUP, INC.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company continually monitors the collectability of its accounts receivable based upon current customer credit information available. Utilizing this information, the Company has established an allowance for doubtful accounts of approximately $686,000 and $301,000 at March 31, 2003 and December 31, 2002, respectively. Historically, the Company's estimates have not differed materially from the actual results.

                                SPAR GROUP, INC.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands except percent data).


                                                                                  THREE MONTHS ENDED
                                                               ---------------------------------------------------------------------
                                                                    MARCH 31, 2003          MARCH 31, 2002
                                                                    --------------          --------------
                                                                                                                      %Incr.
                                                                  Amount          %        Amount          %          (Decr.)
                                                                  ------         ---       ------         ---         -------
               Net Revenues                                      $18,739        100.0%    $16,046        100.0%        16.8 %

               Cost of revenues                                   11,251         60.0%      9,751         60.8%        15.4 %

               Selling, general and administrative expense         4,943         26.4%      4,967         31.0%        (0.5)%

               Depreciation and amortization                         378          2.0%        417          2.6%        (9.3)%

               Interest expense                                       68          0.4%         48          0.3%        41.3 %

               Other expense                                          38          0.2%         82          0.5%       (53.9)%
                                                                 -------          ----    -------          ----

               Income before provision for income taxes            2,061         11.0%        781          4.9%       163.9 %

               Income tax provision                                  783          4.2%        299          1.9%       162.0 %
                                                                 -------          ----    -------          ----

               Net income                                        $ 1,278          6.8%    $   482          3.0%       165.1 %
                                                                 =======          ====    =======          ====

        Net revenues for the three months ended March 31, 2003, were $18.7 million, compared to $16.0 million for the three months ended March 31, 2002, an increase of 16.8%. The increase in net revenues of 16.8% resulted primarily from increased project revenue from a particular client.

        One customer accounted for 28% of the Company's net revenues for both the three months ended March 31, 2003 and 2002. This customer also accounted for approximately 42% and 34% of accounts receivable at March 31, 2003, and 2002, respectively.

                                SPAR GROUP, INC.


        A second customer accounted for 14% and 0.1% of the Company's net revenues for the three months ended March 31, 2003 and 2002, respectively. This customer also accounted for approximately 17% of accounts receivable at March 31, 2003, and substantially all of the Company's increase in net revenues.

        A third customer accounted for 11% and 14% of the Company's net revenues for the three months ended March 31, 2003 and 2002, respectively. This customer also accounted for approximately 2% and 5% of accounts receivable at March 31, 2003 and 2002, respectively.

        Approximately 16% and 22% of the Company's net revenues for the three months ended March 31, 2003, and 2002, respectively, resulted from merchandising services performed at Kmart for various customers. Kmart filed for protection under the U.S. Bankruptcy Code in January of 2002 and emerged from bankruptcy in May of 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships are with various manufacturers and not this retailer, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

        Cost of revenues consists of field in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues decreased 0.8% to 60.0% for the three months ended March 31, 2003, compared to 60.8% for the three months ended March 31, 2002. Approximately 84.1% and 64.7% of the Company's costs of revenue in the three months ended March 31, 2003, and 2002, respectively, resulted from field in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively. SMS's and SMSI's increased shares of field services resulted from their more favorable cost structure.

        Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources expenses, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated (in millions except percent data):


                                                                        THREE MONTHS ENDED
                                              ------------------------------------------------------------------------
                                                                                                             Incr.
                                                    MARCH 31, 2003                MARCH 31, 2002            (Decr.)
                                              ---------------------------    --------------------------    -----------
                                                Amount          %             Amount             %             %
Selling, general and administrative           $   4.9         26.4%         $   5.0            31.0%         (0.5)%
Depreciation and amortization                     0.4          2.0              0.4             2.6          (9.3)


        Selling, general and administrative expenses were $4.9 million for the three months ended March 31, 2003 compared to $5.0 million for the three months ended March 31, 2002, a decrease of $0.1 million or 0.5%. The decrease is due primarily to less software maintenance expense in 2003. The Company purchased $0.4 million of information technology from its affiliate SPAR Infotech, Inc. for both the three months ended March 31, 2003 and 2002.

                                SPAR GROUP, INC.

OTHER EXPENSE

        Other expense represents the Company's share in the Japanese joint venture loss totaling $38,000 and $82,000 for the three months ended March 31, 2003, and March 31, 2002, respectively.

INCOME TAXES

        The income tax provision represents a combined federal and state income tax rate of 38% for both the three months ended March 31, 2003 and 2002.

NET INCOME

        The Company had net income of $1.3 million for the three months ended March 31, 2003, or $0.07 per diluted share compared to net income of $0.5 million or $0.03 per diluted share for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

        In the three months ended March 31, 2003, the Company had net income of $1.3 million. Net cash provided by operating activities for the three months ended March 31, 2003, was $7,000, compared with net cash provided by operations of $4.4 million for the three months ended March 31, 2002. The decrease in cash provided by operating activities was a result of increased accounts receivable and prepaid expenses and other current assets and restructuring payments offset by net income and increases in accounts payable, accrued expenses and other current liabilities.

        Net cash used in investing activities for the three months ended March 31, 2003, was $0.4 million, compared with net cash used in investing activities of $0.1 million for the three months ended March 31, 2002. The net cash used in investing activities in 2003 resulted from the purchases of property and equipment and the capitalization of software development costs.

        Net cash provided by financing activities for the three months ended March 31, 2003, was $0.4 million, compared with net cash used in financing activities of $4.3 million for the three months ended March 31, 2002. The increase in net cash provided by financing activities was primarily a result of borrowings of the line of credit, offset by repayments of stockholder debt.

        The above activity resulted in no change in cash and cash equivalents for the three months ended March 31, 2003, as the Company utilizes excess cash to pay down its line of credit.

        At March 31, 2003, the Company had positive working capital of $10.5 million as compared to positive working capital of $6.3 million at December 31, 2002. The increase in working capital is due primarily to increases in accounts receivable and prepaid expenses and decreases in restructuring charges and stockholder debt partially offset by increases in accounts payable and accrued expenses. The Company's current ratio was 2.01 at March 31, 2003, and 1.49 at December 31, 2002.

                                SPAR GROUP, INC.

        In January 2003, the Company and Whitehall Business Credit Corporation ("Whitehall"), as successor to the business of IBJ Whitehall Business Credit Corporation, entered into the Third Amended and Restated Revolving Credit and Security Agreement and related documents (the "New Credit Facility"). The New Credit Facility provides the Company and its subsidiaries (collectively, the "Borrowers") with a $15.0 million revolving credit facility (the "New Revolving Facility") that matures on January 23, 2006. The New Revolving Facility allows the Borrowers to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The New Revolving Facility bears interest at Whitehall's "Alternative Base Rate" or LIBOR plus two and one-half percent and is secured by all the assets of the Company and its subsidiaries. The New Revolving Facility interest rate was Whitehall's "Alternate Base Rate" of 4.75% per annum at March 31, 2003.

        The New Credit Facility replaces a previous 1999 agreement, as amended, between the Company and IBJ Whitehall Business Credit Corporation (the "Old Credit Facility") that was scheduled to mature on February 28, 2003. The Old Credit Facility provided for a $15.0 million revolving credit facility (the "Old Revolving Facility"), as well as, a $2.5 million term loan. The Old Revolving Facility allowed the borrowers thereunder to borrow up to $15.0 million based upon a borrowing base formula as defined in the old agreement (principally 85% of "eligible" accounts receivable). The term loan under the Old Credit Facility amortized in equal monthly installments of $83,334 and was repaid in full as of December 31, 2001.

        The New Credit Facility contains certain financial covenants (amending, restating and replacing those contained in the Old Credit Facility) that must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the respective agreement. The Company was in compliance with such financial covenants March 31, 2003.

        The balances outstanding on the revolving lines of credit were $3.6 million under the New Revolving Facility at March 31, 2003, and $0.1 million under the Old Revolving Facility at December 31, 2002. As of March 31, 2003, based upon the borrowing base formula, the SPAR Group had availability of $6.3 million of the $11.4 million unused revolving line of credit under the New Revolving Facility.

        As of March 31, 2003, a total of approximately $1.0 million in loans remained outstanding under notes with certain stockholders. These notes had an interest rate of 8% and were due on demand. The New Credit Facility contains certain conditions on the repayment of stockholder debt, these conditions were met, and the Company repaid $1.0 million, the remaining balance due on those stockholder debt, in April 2003.

        Management believes that based upon the Company's current working capital position and the New Credit Facility, funding will be sufficient to support ongoing operations over the next twelve months. However, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients, or the inability to acquire new clients, would have a material adverse effect on the Company's cash resources.

                                SPAR GROUP, INC.

        In connection with the sale of SPAR Performance Group, Inc. ("SPGI") on June 30, 2002, as disclosed in the Company's Annual Report on Form 10-K in Note 1 to the Financial Statements, the Company sold all of the stock of its subsidiary, SPGI. In connection with the sale, SPGI issued two Term Loans totaling $6.0 million, which due to their speculative nature have been fully reserved. The Company also agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "SPGI Revolver") through September 30, 2005. The SPGI Revolver is secured by a pledge of all the assets of SPGI and is guaranteed by its parent, Performance Holdings, Inc.. In addition, due to the speculative nature of the SPGI Revolver, the Company has established a reserve for collection of approximately $0.8 million against the $2.0 million SPGI Revolver commitment. This reserve is included in other current liabilities. Under the SPGI Revolver terms, SPGI is required to deposit all of its cash to the Company's lockbox. At March 31, 2003, the Company owed SPGI approximately $0.7 million for excess cash deposited into the Company's lockbox, which obligation is recorded in other current liabilities.

CERTAIN CONTRACTUAL OBLIGATIONS

         The following table contains a summary of certain of the Company's contractual obligations by category as of March 31, 2003 (in thousands).


--------------------------------------------------------------------------------------------------------------------
          CONTRACTUAL OBLIGATIONS                                 PAYMENTS DUE BY PERIOD
                                         ---------------------------------------------------------------------------
                                               Total       Less than 1    1-3 years     3-5 years     More than 5
                                                              year                                       years
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations                    $  3,617     $       -      $  3,617        $    -         $    -
--------------------------------------------------------------------------------------------------------------------
Due to Stockholders                                951           951             -             -              -
--------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                      2,803         1,010         1,413           380              -
--------------------------------------------------------------------------------------------------------------------
Total                                         $  7,371     $   1,961      $  5,030        $  380         $    -
--------------------------------------------------------------------------------------------------------------------


        In addition to the above table, the Company had agreed to provide a discretionary line of credit to SPGI of approximately $2.0 million and currently holds excess cash deposits of approximately $0.7 million, as discussed in Liquidity and Capital Resources (above).

                                SPAR GROUP, INC.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk related to the variable interest rate on the line of credit and the variable yield on its cash and cash equivalents. The Company's accounting policies for financial instruments and disclosures relating to financial instruments require that the Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company considers carrying amounts of current assets and current liabilities in the consolidated financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The carrying amount of the line of credit approximates fair value because the obligation bears interest at a floating rate. The carrying amount of debt due to certain stockholders approximates fair value because the obligation bears interest at a market rate. The Company monitors the risks associated with interest rates and financial instrument positions. The Company's investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

        Currently, the Company's income derived from international operations is not material and, therefore, the risk related to foreign currency exchange rates is not material.

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

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

               Item 2(a): Not applicable

               Item 2(b): Not applicable

               Item 2(c): Not Applicable

               Item 2(d): Not Applicable

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

               Item 3(a)   Defaults under Indebtedness:  None.
               Item 3(b)   Defaults under Preferred Stock:  Not Applicable.

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

        REPORTS ON FORM 8-K.

        On April 30, 2003, the Company filed a Current Report on Form 8-K relating to Item 9, Regulation FD Disclosure, reporting the issuance of a press release relating to the Company's financial results for the first quarter ended March 31, 2003.

                                SPAR GROUP, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  May 14, 2003             SPAR Group, Inc., Registrant


                                         By:    /s/ Charles Cimitile
                                                --------------------------------
                                                Charles Cimitile
                                                Chief Financial Officer and duly
                                                authorized signatory

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

Date:   May 14, 2003                       /s/  Robert G. Brown
                                           ------------------------
                                           Robert G. Brown
                                           Chairman, President and
                                           Chief Executive Officer

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

Date:   May 14, 2003                       /s/ Charles Cimitile
                                           -----------------------
                                           Charles Cimitile
                                           Chief Financial Officer