Form 10-Q
period 2003-06-30
SPAR GROUP INC
filed 2003-08-13
CIK 1004989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



             Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


               For the second quarterly period ended June 30, 2003

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


  On June 30, 2003, there were 18,858,972 shares of Common Stock outstanding.

                                SPAR Group, Inc.

                                      Index

PART I:         FINANCIAL INFORMATION
         Item 1:      Financial Statements

                      Consolidated Balance Sheets
                      as of June 30, 2003 and December 31, 2002........................................3

                      Consolidated Statements of Income for the six
                      months ended June 30, 2003 and June 30, 2002.....................................4

                      Consolidated Statements of Cash Flows
                      for the six months ended June 30, 2003 and
                      June 30, 2002....................................................................5

                      Notes to Consolidated Financial Statements.......................................6

         Item 2:      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................................12

         Item 3:      Quantitative and Qualitative Disclosures About Market Risk......................23

         Item 4:      Controls and Procedures.........................................................23

PART II:        OTHER INFORMATION

         Item 1:      Legal Proceedings...............................................................24

         Item 2:      Changes in Securities and Use of Proceeds.......................................24

         Item 3:      Defaults upon Senior Securities.................................................24

         Item 4:      Submission of Matters to a Vote of Security Holders.............................24

         Item 5:      Other Information...............................................................24

         Item 6:      Exhibits and Reports on Form 8-K................................................24

SIGNATURES............................................................................................25

Certifications........................................................................................26

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                SPAR Group, Inc.
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                     JUNE 30,             DECEMBER 31,
                                                                       2003                   2002
                                                               ----------------------  --------------------
                                                                    (Unaudited)              (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                   $          -            $          -
   Accounts receivable, net                                          19,504                  17,415
   Prepaid expenses and other current assets                          1,208                     783
   Deferred income taxes                                                707                     903
                                                               ----------------------  --------------------
Total current assets                                                 21,419                  19,101

Property and equipment, net                                           2,267                   1,972
Goodwill                                                              8,100                   7,858
Deferred income taxes                                                   648                     705
Other assets                                                            667                     121
                                                               ----------------------  --------------------
Total assets                                                   $     33,101            $     29,757
                                                               ======================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $        958            $        422
   Accrued expenses and other current liabilities                     5,229                   6,097
   Accrued expenses, due to affiliates                                1,535                     958
   Restructuring charges, current                                       772                   1,354
   Due to certain stockholders                                            -                   3,951
                                                               ----------------------  --------------------
Total current liabilities                                             8,494                  12,782

Line of credit                                                        6,648                     148
Restructuring charges, long-term                                          -                     235


Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none                                 -                       -
   Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares -
       18,858,972 - June 30, 2003                                       189                     188
       18,824,527 - December 31, 2002
   Treasury Stock                                                      (582)                    (30)
   Additional paid-in capital                                        10,951                  10,919
   Retained earnings                                                  7,401                   5,515
                                                               ----------------------  --------------------
Total stockholders' equity                                           17,959                  16,592
                                                               ----------------------  --------------------
Total liabilities and stockholders' equity                     $     33,101            $     29,757
                                                               ======================  ====================


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

                                SPAR Group, Inc.
                        Consolidated Statements of Income
                                   (unaudited)
                      (In thousands, except per share data)

                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                   --------------------------------------------------------------------------------
                                                         JUNE 30,             JUNE 30,          JUNE 30,            JUNE 30,
                                                           2003                 2002              2003                2002
                                                   --------------------- ----------------------------------------------------------
Net revenues                                       $       17,351        $      17,542     $      36,090       $      33,588
Cost of revenues                                           11,146               10,591            22,397              20,342
                                                   --------------------- ----------------------------------------------------------
Gross profit                                                6,205                6,951            13,693              13,246

Selling, general and administrative expenses                4,768                4,675             9,711               9,642
Depreciation and amortization                                 399                  460               777                 877
                                                   --------------------- ----------------------------------------------------------
Operating income                                            1,038                1,816             3,205               2,727

Interest expense                                               72                   38               140                  86
Other (income)/expense                                        (10)                  52                28                 134
                                                   --------------------- ----------------------------------------------------------
Income before provision for income taxes                      976                1,726             3,037               2,507

Provision for income taxes                                    368                  657             1,151                 956
                                                   --------------------- ----------------------------------------------------------

Net income                                         $          608        $       1,069     $       1,886        $      1,551
                                                   ===================== ==========================================================

 Net income per common share:

   - Basic                                         $         0.03        $        0.06      $       0.10        $       0.08

   - Diluted                                       $         0.03        $        0.06      $       0.10        $       0.08
                                                   --------------------- -----------------------------------------------------------

   Weighted average common shares - basic                  18,858               18,593            18,850              18,592
                                                   ===================== ===========================================================

   Weighted average common shares - diluted                19,538               19,021            19,447              19,021
                                                   ===================== ===========================================================

See accompanying notes.

                                SPAR Group, Inc.
                      Consolidated Statements of Cash Flows
                           (unaudited) (In thousands)

                                                                       SIX MONTHS ENDED
                                                                     --------------------
                                                                        JUNE 30,      JUNE 30,
                                                                          2003          2002
                                                                        -------       -------
OPERATING ACTIVITIES
Net income                                                              $ 1,886       $ 1,551
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation                                                           777           877
     Changes in operating assets and liabilities:
       Accounts receivable                                               (2,089)           60
       Prepaid expenses, other current assets and other assets             (971)         (270)
       Accounts payable, accrued expenses and other current
         liabilities                                                       (332)        1,453
       Accrued expenses due to affiliates                                   577             -
       Deferred taxes                                                       341             -
       Discontinued operations, net                                           -          (902)
       Restructuring charges                                               (817)         (178)
                                                                        -------       -------
Net cash (used in) provided by operating activities                        (628)        2,591

INVESTING ACTIVITIES
Purchases of property and equipment                                        (966)         (160)
Acquisition of businesses                                                  (436)            -
                                                                        -------       -------
Net cash used in investing activities                                    (1,402)         (160)

FINANCING ACTIVITIES
Net borrowings on (payments to) line of credit                            6,500        (2,187)
Proceeds from exercise of options                                            32             -
Proceeds from issuance of common stock                                        -            13
Payments of other long-term debt                                              -           (57)
Payments to certain stockholders                                         (3,951)         (200)
Purchase of treasury stock                                                 (551)            -
                                                                        -------       -------
Net cash provided by (used in) financing activities                       2,030        (2,431)

Net change in cash                                                            -             -
Cash at beginning of period                                                   -             -
                                                                        =======       =======
Cash at end of period                                                     $   -         $   -
                                                                        =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                           $   111       $   319


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

         The following table displays a roll forward of the liabilities for restructuring charges from December 31, 2002 to June 30, 2003 (in thousands):

                                                                       SIX MONTHS ENDED
                                              DECEMBER 31,              JUNE 30, 2003               JUNE 30,
                                                  2002                    DEDUCTIONS                  2003
                                      -------------------------------------------------------------------------------
   Restructuring charges:
     Equipment and office lease
       settlements                    $           1,589           $            817          $            772

         Management believes that the remaining reserves for restructuring are adequate to complete its plan.

                                SPAR Group, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


3.       EARNINGS PER SHARE


         The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):


                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                   -----------------------------------     -----------------------------------
                                      JUNE 30,          JUNE 30,               JUNE 30,          JUNE 30,
                                        2003              2002                   2003              2002
                                   -----------------------------------     -----------------------------------
      Numerator:

         Net income                $        608     $      1,069           $      1,886       $      1,551

      Denominator:
         Shares used in basic
         earnings per share
         calculation                     18,858           18,593                 18,850             18,592

      Effect of diluted
      securities:
         Employee stock options             680              428                    597                429
                                   -----------------------------------     -----------------------------------

         Shares used in diluted
         earnings per share
         calculation                     19,538           19,021                 19,447             19,021
                                   ===================================     ===================================

      Basic and diluted earnings
      per common share:

         Net Income - basic        $       0.03     $       0.06           $       0.10       $       0.08
                                   ===================================     ===================================
                    - diluted      $       0.03     $       0.06           $       0.10       $       0.08
                                   ===================================     ===================================


4.       LINE OF CREDIT

         In January 2003, the Company and Whitehall Business Credit Corporation ("Whitehall"), as successor to the business of IBJ Whitehall Business Credit Corporation, entered into the Third Amended and Restated Revolving Credit and Security Agreement and related documents (the "New Credit Facility"). The New Credit Facility provides the Company with a $15.0 million revolving credit facility (the "New Revolving Facility") that matures on January 23, 2006. The New Revolving Facility allows the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The New Revolving Facility bears interest at

                                SPAR Group, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


Whitehall's "Alternate Base Rate" or LIBOR plus two and one-half percent and is secured by all the assets of the Company and its subsidiaries. The New Revolving Facility interest rate was Whitehall's "Alternate Base Rate" of 4.75% per annum at June 30, 2003.

         The New Credit Facility replaces a previous 1999 agreement, as amended, between the Company and Whitehall (the "Old Credit Facility") that was scheduled to mature on February 28, 2003. The Old Credit Facility provided for a $15.0 million revolving credit facility (the "Old Revolving Facility"), as well as a $2.5 million term loan. The Old Revolving Facility allowed the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the old agreement (principally 85% of "eligible" accounts receivable). The term loan under the Old Credit Facility amortized in equal monthly installments of $83,334 and was repaid in full as of December 31, 2001.

         The New Credit Facility contains certain financial covenants (amending, restating and replacing those contained in the Old Credit Facility) that must be met on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the respective agreement. The Company was in compliance with such financial covenants at June 30, 2003.

         The balances outstanding on the revolving lines of credit were $6.6 million under the New Revolving Facility at June 30, 2003, and $0.1 million under the Old Revolving Facility at December 31, 2002. As of June 30, 2003, based upon the borrowing base formula, the SPAR Group had availability of $2.4 million of the $8.4 million unused revolving line of credit under the New Revolving Facility.



5.       RELATED-PARTY TRANSACTIONS

         As of April 2003, all outstanding funds due certain stockholders under certain notes were paid in full.

         The SPAR Group, Inc. is affiliated through common ownership with SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI") and SPAR Infotech, Inc. ("SIT"). SMS and SMSI (through SMS) provided approximately 92% of the Company's field representatives (through its independent contractor field force) and substantially all of the Company's field management services. Under the terms of the Field Service Agreement, SMS provides the services of approximately 5,700 field representatives and SMSI provides approximately 90 full-time national, regional and district managers to the Company as they may request from time to time, for which the Company has agreed to pay SMS for all of its costs of providing those services plus 4%.

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

                                SPAR Group, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

         The following transactions occurred between the Company and the above affiliates (in thousands):

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   ----------------------------------------------------------------
                                                      JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,
                                                        2003            2002           2003            2002
                                                   ----------------------------------------------------------------
               Services provided by affiliates:
                 SMS: Independent contractor
                    field services                 $        7,257 $        6,505   $    14,954    $       11,090
                                                   ================================================================

                 SMSI: Field management services   $        1,859 $        1,879   $     3,775    $        3,598
                                                   ================================================================

                 SIT: Internet and computer
                    programming services           $          476 $          415   $       882    $          870
                                                   ================================================================

               Services provided to affiliates:
                 Management services               $          52  $          132   $       108    $          211
                                                   ================================================================

              Balance of accrued expense due to affiliates:
                                                                                JUNE 30,
                                                                          2003           2002
                                                                     -------------------------------
                  SMS (SPAR Marketing Services, Inc.)                $     1,535    $     1,814
                                                                     ===============================



6.       STOCK OPTIONS

         The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148. No compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and pro forma net income per share from continuing operations would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):

                                SPAR Group, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                        2003               2002
                                                                 ---------------------------------------

   Net income, as reported                                       $       1,886     $        1,551
   Stock based employee compensation expense
     under the fair market value method                          $         907     $          971
                                                                 ---------------------------------------
   Pro forma net income                                          $         979     $          580


   Basic and diluted net income per share, as reported           $        0.10     $         0.08

   Basic and  diluted  net  income per  share,  pro forma
   after adjustment for stock based employee compensation
   expense under the fair market value method                    $        0.05     $         0.03



7.       SHARE REPURCHASE

         The Company initiated a share repurchase program in 2002, which allowed for the repurchase of up to 100,000 shares. On May 9, 2003 the Board of Directors approved the repurchase of an additional 100,000 shares increasing the total approval to 200,000 shares. The Company repurchased 110,149 shares in the quarter ended June 30, 2003, for $474,035. Since the repurchase program went into effect, a total of 142,831 shares have been repurchased for a total of $582,439.



8.       COMMITMENT AND DEPOSITS DUE TO SPAR PERFORMANCE GROUP, INC. ("SPGI")

         In connection with the sale of SPGI on June 30, 2002, the Company agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "SPGI Revolver") through September 30, 2005. The SPGI Revolver is secured by a pledge of all the assets of SPGI and is guaranteed by its parent, Performance Holdings, Inc. The SPGI Revolver provides for advances in excess of the borrowing base through September 30, 2003. As of October 1, 2003, the SPGI Revolver will include a borrowing base calculation (principally 85% of "eligible" accounts receivable). Prior to September 1, 2003, SPGI may request that the Company provide advances of up to $1,000,000 in excess of the borrowing base. If advances are limited to the borrowing base on and after October 1, 2003, the interest rate will be reduced to the higher of the Term Loans interest rate less 4.0% per annum or the prime

                                SPAR Group, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

commercial lending rate as announced in the Wall Street Journal plus 4.0% per annum. If SPGI requests that advances be allowed in excess of the borrowing base, the interest rate will remain unchanged.

         Under the SPGI Revolver terms, SPGI is required to deposit all of its cash to the Company's lockbox. At June 30, 2003, there was no borrowing under the SPGI Revolver and the Company had cash deposits due SPGI totaling $0.3 million.

         Due to the speculative nature of the SPGI Revolver, the Company has a reserve of approximately $0.8 million against the $2.0 million SPGI Revolver commitment. This reserve and the cash deposits due to SPGI are included in other current liabilities.



9.       CONTINGENT LIABILITIES

         In May 2001 SPAR Group International, Inc. and Paltac, Inc. ("Paltac"), a large Japanese distributor, entered into a joint venture to create a Japanese company, SPAR FM. SPAR FM entered into a 300 million yen Revolving Credit Agreement with a Japanese bank. The bank required Paltac to guarantee the outstanding balance on the revolving credit facility. As part of the joint venture agreement, should Paltac be required to make a payment on its guarantee to the bank, then SPAR Group, Inc. has agreed to remit to Paltac 50% of any such payment up to a maximum of 150 million yen or approximately $1.2 million. As of June 30, 2003, SPAR FM has borrowed 90 million yen under its Revolving Credit Agreement. Therefore, the Company's maximum potential exposure to Paltac under the commitment would be 45 million yen or approximately $0.4 million.

10.      ACQUISITIONS

         In February 2003, the Company purchased the business and certain assets of All Store Marketing Services, Inc. ("ASMS"), a Texas corporation specializing in in-store product demonstrations. In connection with the acquisition of ASMS, the Company entered into an employment agreement with the President of ASMS for a period of two years. In June 2003, the Company purchased the business and certain assets of Impulse Marketing Solutions ("IMS"), a division of KaBOOM Entertainment, Inc., a Canadian company specializing in providing merchandising services in Canada. In connection with the purchase of IMS, the Company entered into a consulting agreement with the President and a second senior officer of IMS that expires on December 31, 2006. The effect of these acquisitions are not considered material to the Company's financial statements.

                                SPAR Group, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

         Statements contained in this Quarterly Report on Form 10-Q of SPAR Group, Inc. (the "Company"), include "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), including (without limitation) Section 27A thereof, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including (without limitation)
Section 21E thereof. These forward-looking statements include, in particular and without limitation, the statements contained in the discussions under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

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

OVERVIEW
--------

         The Company is a supplier of in-store merchandising and marketing services both throughout the United States and internationally. The Company's operations are divided into two divisions: the Merchandising Services Division and the International Division. The Merchandising Services Division provides merchandising services, database marketing, teleservices and marketing research to manufacturers and retailers with product distribution primarily in mass merchandisers, drug chains and grocery stores in the United States. The
International Division established in July 2000, currently provides merchandising services in Japan and Canada and continues to focus on expanding the Company's merchandising services business throughout the world.

                                SPAR Group, Inc.


MERCHANDISING SERVICES DIVISION

         The Company provides nationwide retail merchandising and marketing services to home entertainment, PC software, general merchandise, health and beauty care, consumer goods and food products companies in mass merchandisers, drug chains and retail grocery stores throughout the United States. Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or multiple manufacturers primarily under single or multi-year contracts and arrangements. Services also include stand-alone large-scale implementations such as new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services may include sales enhancing activities, such as, ensuring client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring shelf tags are in place, checking for the overall salability of client products and setting new and promotional items, placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls.

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

INTERNATIONAL DIVISION

         In July 2000, the Company established its International Division, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business worldwide. In May 2001, the Company entered into a joint venture with a large Japanese distributor and together established SPAR FM to provide merchandising services in Japan. In June 2003, the Company expanded its merchandising services into Canada through the creation of its indirect subsidiary, SPAR Canada Company ("SCC") and SCC's purchase of the business and certain assets of Impulse Marketing Services Inc., a subsidiary of KaBOOM Entertainment, Inc.

                                SPAR Group, Inc.


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

         REVENUE RECOGNITION

         The Company's services are provided under contracts or arrangements, and consist primarily of service fees and per unit fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. The Company's per unit contracts or arrangements provide for fees to be earned based on the retail sales of client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company continually monitors the collectability of its accounts receivable based upon current customer credit information available. Utilizing this information, the Company has established an allowance for doubtful accounts of approximately $401,000 and $301,000 at June 30, 2003 and December 31, 2002, respectively. Historically, the Company's estimates have not differed materially from the actual results.

                                SPAR Group, Inc.

RESULTS OF OPERATIONS
---------------------


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------

         The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data):

                                                                                  Three Months Ended
                                                   ---------------------------------------------------------------------------------
                                                            June 30, 2003                             June 30, 2002
                                                                                                                            % Incr.
                                                       Amount             %              Amount              %              (Decr.)
                                                       ------             -              ------              -              -------
Net Revenues                                        $     17,351        100.0%      $     17,542            100.0%           (1.1)%

Cost of revenues                                          11,146         64.2             10,591             60.4             5.2

Selling, general, and administrative expense               4,768         27.5              4,675             26.6             2.0

Depreciation and amortization                                399          2.3                460              2.6           (13.2)

Interest expense                                              72          0.4                 38              0.2            89.6

Other (income)/expense                                       (10)        (0.1)                52              0.3          (118.9)
                                                   ---------------- --------------- ----------------- -----------------

Income before provision for income taxes                     976          5.7              1,726              9.9           (43.5)

Income tax provision                                         368          2.1                657              3.7           (44.0)
                                                   ---------------- --------------- ----------------- -----------------
Net income                                         $         608          3.6%      $      1,069              6.2%          (43.2)%
                                                   ================ =============== ================= =================

               Net revenues from operations for the three months ended June 30, 2003, were $17.4 million, compared to $17.5 million for the three months ended June 30, 2002, a decrease of 1.1%. The decrease in net revenues of 1.1% resulted primarily from decreased per unit revenue resulting from lower retail sales of customer products offset by increases in service fee revenue.

               One  customer  accounted  for 37% and  29% of the  Company's  net revenues for the three months ended June 30, 2003 and 2002, respectively. This customer also accounted for approximately 43% and 47% of accounts receivable at June 30, 2003, and 2002, respectively.

               A second customer accounted for 8% and 10% of the Company's net revenues for the three months ended June 30, 2003 and 2002, respectively. This customer also accounted for approximately 1.0% and 3.0% of accounts receivable at June 30, 2003 and 2002, respectively.

                                SPAR Group, Inc.

         Approximately 15% and 20% of the Company's net revenues for the three months ended June 30, 2003, and 2002, respectively, resulted from merchandising services performed at Kmart for various customers. Kmart filed for protection under the U.S. Bankruptcy Code in January of 2002 and emerged from bankruptcy in May of 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships are with various manufacturers and not this retailer, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company. As of August 31, 2003, one customer will discontinue its merchandising programs with the Company. Some but not all of these programs were performed at Kmart. This customer accounted for 11% of the Kmart business for both the three month periods ending June 30, 2003 and 2002.

         Cost of revenues consists of field in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues increased 3.8% to 64.2% for the three months ended June 30, 2003, compared to 60.4% for the three months ended June 30, 2002. The increase is primarily a result of a decrease in per unit revenues that do not have a proportionate decrease in cost. As discussed above under Critical Accounting Policies/Revenue Recognition, the Company's revenue consists of: (1) service fee revenue, which is earned when the merchandising services are performed and therefore, has proportionate costs in the period the services are performed and; (2) per unit revenue, which is earned when the client's product is sold to the consumer at retail, not when the services are performed and therefore, does not have proportionate costs in the period the revenue is earned. Since the merchandising service and the related costs associated with per unit revenue are normally performed prior to the retail sale and the retail sales of client products are influenced by numerous factors, including consumer tastes and preferences, and not solely by the merchandising service performed, in any given period, the cost of per unit revenues may not be directly proportionate to the per unit revenue. Approximately 81.8% and 79.2% of the Company's costs of revenue in the three months ended June 30, 2003, and 2002, respectively, resulted from field in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc., and SPAR Management Services, Inc., respectively.

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources expenses, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated (in millions, except percent data):

                                                                        Three Months Ended
                                              ------------------------------------------------------------------------
                                                                                                              Incr.
                                                    June 30, 2003                  June 30, 2002             (Decr.)
                                              ---------------------------    --------------------------    -----------
                                                 Amount            %          Amount              %              %
                                                 ------            -          ------              -              -
Selling, general and administrative           $       4.8         27.5%       $   4.7            26.6%          2.0%
Depreciation and amortization                         0.4          2.3            0.5             2.6         (13.2)

         Selling, general and administrative expenses were $4.8 million for the three months ended June 30, 2003 compared to $4.7 million for the three months ended June 30, 2002, an increase of $0.1 million or 2.0%. The increase is due primarily to an increase in legal and bad debt expense, partially offset by less software maintenance expense in 2003. The Company purchased $0.5 million and $0.4 million of information technology from its affiliate SPAR Infotech, Inc. for both the three months ended June 30, 2003 and 2002, respectively.

OTHER EXPENSE

         Other expense represents the Company's share in the Japanese joint venture loss totaling $52,032 for the three months ended June 30, 2002.

                                SPAR Group, Inc.


INCOME TAXES

         The income tax provision represents a combined federal and state income tax rate of approximately 38% for the three months ended June 30, 2003, and June 30, 2002, respectively.

NET INCOME

         The Company had net income of $0.6 million for the three months ended June 30, 2003, or $0.03 per diluted share compared to net income of $1.1 million or $0.06 per diluted share for the corresponding period last year.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002
-------------------------------------------------------------------------

         The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data):

                                                                                   Six Months Ended
                                                   ---------------------------------------------------------------------------------
                                                            June 30, 2003                   June 30, 2002
                                                            -------------                   -------------

                                                                                                                            % Incr.
                                                       Amount             %              Amount              %              (Decr.)
                                                       ------             -              ------              -              -------

Net Revenues                                        $     36,090        100.0%      $     33,588            100.0%            7.4%

Cost of revenues                                          22,397         62.1             20,342             60.6            10.1

Selling, general, and administrative expense               9,711         26.9              9,642             28.7             0.7

Depreciation and amortization                                777          2.2                877              2.6           (11.4)

Interest expense                                             140          0.4                 86              0.3            62.6

Other expense                                                 28          0.1                134              0.4           (79.1)
                                                   ---------------- --------------- ----------------- -----------------

Income before provision for income taxes                   3,037          8.3              2,507              7.4            21.1

Income tax provision                                       1,151          3.2                956              2.8            20.4
                                                   ---------------- --------------- ----------------- -----------------

Net income                                         $       1,886          5.1%      $      1,551              4.6%           21.5%
                                                   ================ =============== ================= =================

         Net revenues from operations for the six months ended June 30, 2003, were $36.1 million, compared to $33.6 million for the six months ended June 30, 2002, an increase of 7.4%. The increase in

                                SPAR Group, Inc.

net revenues of 7.4% resulted primarily from increased service fee revenue from a new client and offset by decreases in per unit revenues.

         One customer accounted for 33% and 29% of the Company's net revenues for the six months ended June 30, 2003 and 2002, respectively. This customer also accounted for approximately 43% and 47% of accounts receivable at June 30, 2003, and 2002, respectively.

         A second customer accounted for 10% and 12% of the Company's net revenues for the six months ended June 30, 2003 and 2002, respectively. This customer also accounted for approximately 1% and 3% of accounts receivable at June 30, 2003, and 2002, respectively.

         Approximately 16% and 20% of the Company's net revenues for the six months ended June 30, 2003, and 2002, respectively, resulted from merchandising services performed at Kmart for various customers. Kmart filed for protection under the U.S. Bankruptcy Code in January of 2002 and emerged from bankruptcy in May of 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships are with various manufacturers and not this retailer, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company. As of August 31, 2003, one customer will discontinue its merchandising programs with the Company. Some but not all of these programs were performed at Kmart. This customer accounted for 18% and 13% of the Kmart business for six months ending June 30, 2003 and 2002 respectively.

         Cost of revenues consists of field in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues increased 1.5% to 62.1% for the six months ended June 30, 2003, compared to 60.6% for the six months ended June 30, 2002. The increase is primarily a result of a decrease in per unit revenues that do not have a proportionate decrease in cost. As discussed above under Critical Accounting Policies/Revenue Recognition, the Company's revenue consists of: (1) service fee revenue, which is earned when the merchandising services are performed and therefore, has proportionate costs in the period the services are performed and; (2) per unit revenue, which is earned when the client's product is sold to the consumer at retail, not when the services are performed and therefore, does not have proportionate costs in the period the revenue is earned. Since the merchandising service and the related costs associated with per unit revenue are normally performed prior to the retail sale and the retail sales of client products are influenced by numerous factors, including consumer tastes and preferences, and not solely by the merchandising service performed, in any given period, the cost of per unit revenues may not be directly proportionate to the per unit revenue. Approximately 83.6% and 72.2% of the Company's costs of revenue in the six months ended June 30, 2003, and 2002, respectively, resulted from field in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing
Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively. SMS's and SMSI's increased shares of field services resulted from their more favorable cost structure.

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources expenses, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated (in millions, except percent data):

                                                                         Six Months Ended
                                              --------------------------- -- -------------------------- -- -----------
                                                                                                             Incr.
                                                    June 30, 2003                  June 30, 2002            (Decr.)
                                              ---------------------------    --------------------------    -----------
                                                Amount            %            Amount            %             %
                                                ------            -            ------            -             -


Selling, general and administrative           $       9.7        26.9%        $   9.6           28.7%         0.7%
Depreciation and amortization                         0.8         2.2             0.9            2.6        (11.4)


                                SPAR Group, Inc.

         Selling, general and administrative expenses were $9.7 million for the six months ended June 30, 2003 compared to $9.6 million for the six months ended June 30, 2002, an increase of $0.1 million or 0.7%. The increase is due primarily to an increase in legal and bad debt expense, partially offset by less software maintenance expense in 2003. The Company purchased $0.9 million and $0.8 million of information technology from its affiliate SPAR Infotech, Inc. for the six months ended June 30, 2003 and 2002, respectively.

OTHER EXPENSE

         Other expense represents the Company's share in the Japanese joint venture loss totaling $37,806 and $134,032 for the six months ended June 30, 2003, and June 30, 2002, respectively.

INCOME TAXES

         The income tax provision represents a combined federal and state income tax rate of approximately 38% for the six months ended June 30, 2003, and June 30, 2002, respectively.

NET INCOME

         The Company had net income of $1.9 million for the six months ended June 30, 2003, or $0.10 per diluted share compared to net income of $1.6 million or $0.08 per diluted share for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

         In the six months ended June 30, 2003, the Company had net income of $1.9 million. Net cash used in operating activities for the six months ended June 30, 2003, was $0.6 million compared with net cash provided by operations of $2.6 million for the six months ended June 30, 2002. The decrease in cash provided by operating activities in 2003 was a result of increased accounts receivable, prepaid expenses and other current assets, decreases in accrued expenses and other liabilities and restructuring payments, offset by increases in accounts payable and accrued expenses due to affiliates.

         Net cash used in investing activities for the six months ended June 30, 2003, was $1.4 million, compared with net cash used in investing activities of $0.2 million for the six months ended June 30, 2002. The net cash used in investing activities in 2003 resulted from the acquisition of businesses, purchases of property and equipment and the capitalization of software development costs.

         Net cash provided by financing activities for the six months ended June 30, 2003, was $2.0 million, compared with net cash used in financing activities of $2.4 million for the six months ended June 30, 2002. The increase of net cash provided by financing activities was primarily a result of borrowings on the line of credit, offset by repayments of stockholder loans and the purchase of treasury stock.

         The above activity resulted in no change in cash and cash equivalents for the six months ended June 30, 2003, as the Company utilizes excess cash to pay down its line of credit.

                                SPAR Group, Inc.

         At June 30, 2003, the Company had positive working capital of $12.9 million as compared to positive working capital of $6.3 million at December 31, 2002. The increase in working capital is due primarily to increases in accounts receivable and prepaid expenses and decreases in accrued expenses and other current liabilities, restructuring charges and stockholder loans partially offset by increases in accounts payable and accrued expenses due to affiliates. The Company's current ratio was 2.52 at June 30, 2003, and 1.49 at December 31, 2002.

         In January 2003, the Company and Whitehall Business Credit Corporation ("Whitehall"), as successor to the business of IBJ Whitehall Business Credit Corporation, entered into the Third Amended and Restated Revolving Credit and Security Agreement and related documents (the "New Credit Facility"). The New Credit Facility provides the Company with a $15.0 million revolving credit facility (the "New Revolving Facility") that matures on January 23, 2006. The New Revolving Facility allows the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The New Revolving Facility bears interest at Whitehall's "Alternate Base Rate" or LIBOR plus two and one-half percent and is secured by all the assets of the Company and its subsidiaries. The New Revolving Facility interest rate was Whitehall's "Alternate Base Rate" of 4.75% per annum at June 30, 2003.

         The New Credit Facility replaces a previous 1999 agreement, as amended, between the Company and Whitehall (the "Old Credit Facility") that was scheduled to mature on February 28, 2003. The Old Credit Facility provided for a $15.0 million revolving credit facility (the "Old Revolving Facility"), as well as, a $2.5 million term loan. The Old Revolving Facility allowed the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the old agreement (principally 85% of "eligible" accounts receivable). The term loan under the Old Credit Facility amortized in equal monthly installments of $83,334 and was repaid in full as of December 31, 2001.

         The New Credit Facility contains certain financial covenants (amending, restating and replacing those contained in the Old Credit Facility) that must be met on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the respective agreement. The Company was in compliance with such financial covenants June 30, 2003.

         The balances outstanding on the revolving lines of credit were $6.6 million under the New Revolving Facility at June 30, 2003, and $0.1 million under the Old Revolving Facility at December 31, 2002. As of June 30, 2003, based upon the borrowing base formula, the SPAR Group had availability of $2.4 million of the $8.4 million unused revolving line of credit under the New Revolving Facility.

         As of April 2003, all outstanding funds due certain stockholders under certain notes were paid in full.

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

                                SPAR Group, Inc.

         In connection with the sale of SPAR Peformance Group, Inc. ("SPGI") on June 30, 2002, as disclosed in the Company's Annual Report on Form 10-K in Note 1 to the Financial Statements, the Company sold all of the stock of its subsidiary, SPGI. In connection with the sale, SPGI issued two Term Loans totaling $6.0 million, which due to their speculative nature have been fully reserved. The Company also agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "SPGI Revolver") through September 30, 2005. The SPGI Revolver is secured by a pledge of all the assets of SPGI and is guaranteed by its parent, Performance Holdings, Inc. The SPGI Revolver provides for advances in excess of the borrowing base through September 30, 2003. As of October 1, 2003, the SPGI Revolver will include a borrowing base calculation (principally 85% of "eligible" accounts receivable). Prior to September 1, 2003, SPGI may request that the Company provide advances of up to $1,000,000 in excess of the borrowing base. If advances are limited to the borrowing base on and after October 1, 2003, the interest rate will be reduced to the higher of the Term Loans interest rate less 4.0% per annum or the prime commercial lending rate as announced in the Wall Street Journal plus 4.0% per annum. If SPGI requests that advances be allowed in excess of the borrowing base, the interest rate will remain unchanged.

         In addition, due to the speculative nature of the SPGI Revolver, the Company has established a reserve for collection of approximately $0.8 million against the $2.0 million SPGI Revolver commitment. This reserve is included in other current liabilities.

         Under the SPGI Revolver terms, SPGI is required to deposit all of its cash to the Company's lockbox. At June 30, 2003, there was no borrowing under the SPGI Revolver and the Company owed SPGI approximately $0.3 million for excess cash deposited into the Company's lockbox, which obligation is recorded in other current liabilities.

CERTAIN CONTRACTUAL OBLIGATIONS

         The following table contains a summary of certain of the Company's contractual obligations by category as of June 30, 2003 (in thousands):

          CONTRACTUAL OBLIGATIONS                                 PAYMENTS DUE BY PERIOD ($)
--------------------------------------------------------------------------------------------------------------------
                                                   Total       Less than 1     1-3 years     3-5 years     More than 5
                                                                  year                                       years
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations                      $   6,648        $    -        $   6,648        $    -        $    -
--------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                         2,505            943           1,318           244             -
--------------------------------------------------------------------------------------------------------------------
Total                                           $   9,153        $   943       $   7,966        $  244        $    -
--------------------------------------------------------------------------------------------------------------------

         In addition to the above table, the Company had agreed to provide a discretionary line of credit to SPGI not to exceed $2.0 million and currently holds excess cash deposits of approximately $0.3 million, as discussed in Liquidity and Capital Resources (above).

         In May 2001 SPAR Group International, Inc. and Paltac, Inc. ("Paltac"), a large Japanese distributor, entered into a joint venture to create a Japanese company, SPAR FM. SPAR FM entered into a 300 million yen Revolving Credit Agreement with a Japanese bank. The bank required Paltac to guarantee the outstanding balance on the revolving credit facility. As part of the joint venture agreement, should Paltac be required to make a payment on its guarantee to the bank, then SPAR Group, Inc. has agreed to remit to Paltac 50% of any such payment up to a maximum of 150 million yen or approximately $1.2 million. As of

June 30, 2003, SPAR FM has borrowed 90 million yen under its Revolving Credit Agreement. Therefore, the Company's maximum potential exposure to Paltac under the commitment would be 45 million yen or approximately $0.4 million.

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


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of June 30, 2003, the Company's Chief Executive Officer, Robert Brown, and Chief Financial Officer, Charles Cimitile, have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, these officers believe that the Company's disclosure controls and procedures are effective to provide reasonable assurance of the timely disclosure to them of material information related to the Company that is required to be included in its publicly filed reports or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. For a more complete description of their evaluation and conclusions, see Exhibits 31.1 and 31.2 hereto.

CHANGES IN INTERNAL CONTROLS

         There was no change during the fiscal quarter ended June 30, 2003, in the Company's internal controls over financial reporting that has materially affected, or would be reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                SPAR Group, Inc.


       PART II:  OTHER INFORMATION

ITEM 1:        LEGAL PROCEEDINGS

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

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K.

       EXHIBITS.

               31.1        Certification  of  the  CEO  pursuant  to  18  U.S.C.
                           Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and filed herewith.

               31.2        Certification  of  the  CFO  pursuant  to  18  U.S.C.
                           Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and filed herewith.

               32.1        Certification  of  the  CEO  pursuant  to  18  U.S.C.
                           Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

               32.2        Certification  of  the  CFO  pursuant  to  18  U.S.C.
                           Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

                                SPAR Group, Inc.


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





         Date:  August 13, 2003          SPAR Group, Inc., Registrant


                                         By:  /s/ Charles Cimitile
                                              ---------------------------------
                                              Charles Cimitile
                                              Chief Financial Officer and duly
                                              authorized signatory