Form 10-Q
period 2003-09-30
SPAR GROUP INC
filed 2003-11-13
CIK 1004989

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q






   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934



             For the third quarterly period ended September 30, 2003


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


On September 30, 2003, there were 18,858,972 shares of Common Stock outstanding.

                                SPAR Group, Inc.

                                      Index


PART I:     FINANCIAL INFORMATION

Item 1:     Financial Statements

            Consolidated Balance Sheets
            as of September 30, 2003 and December 31, 2002.....................3

            Consolidated Statements of Operations
            for the three months and nine months ended
            September 30, 2003 and September 30, 2002..........................4

            Consolidated Statements of Cash Flows
            for the nine months ended September 30, 2003
            and September 30, 2002.............................................5

            Notes to Consolidated Financial Statements.........................6

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................12

Item 3:     Quantitative and Qualitative Disclosures About Market Risk........24

Item 4:     Controls and Procedures...........................................24

PART II:    OTHER INFORMATION

Item 1:     Legal Proceedings.................................................25

Item 2:     Changes in Securities and Use of Proceeds.........................25

Item 3:     Defaults upon Senior Securities...................................25

Item 4:     Submission of Matters to a Vote of Security Holders...............25

Item 5:     Other Information.................................................26

Item 6:     Exhibits and Reports on Form 8-K..................................26

SIGNATURES....................................................................27

Certifications................................................................28

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                SPAR Group, Inc.
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       2003                   2002
                                                               ----------------------  --------------------
                                                                    (Unaudited)              (Note)

 ASSETS
 Current assets:
    Cash and cash equivalents                                  $          -            $          -
    Accounts receivable, net                                         15,002                  16,458
    Prepaid expenses and other current assets                         1,055                     783
    Deferred income taxes                                               707                     903
                                                               ----------------------  --------------------
 Total current assets                                                16,764                  18,144

 Property and equipment, net                                          2,166                   1,972
 Goodwill                                                             8,157                   7,858
 Deferred income taxes                                                  648                     705
 Other assets                                                           664                     121
                                                               ----------------------  --------------------
 Total assets                                                  $     28,399            $      28,800
                                                               ======================  ====================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                           $      1,219            $        422
    Accrued expenses and other current liabilities                    2,700                   5,140
    Accrued expenses, due to affiliates                               1,628                     958
    Restructuring charges, current                                      772                   1,354
    Line of credit, short-term                                        4,673                       -
    Due to certain stockholders                                           -                   3,951
                                                               ----------------------  --------------------
 Total current liabilities                                           10,992                  11,825

 Line of credit, long-term                                                -                     148
 Restructuring charges, long-term                                         -                     235
                                                                          -

 Commitments and contingencies

 Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized shares - 3,000,000
      Issued and outstanding shares - none                                -                       -
    Common stock, $.01 par value:
      Authorized shares - 47,000,000
      Issued and outstanding shares -
        18,858,972 - September 30, 2003
        18,824,527 - December 31, 2002                                  189                     188
    Treasury stock                                                     (710)                    (30)
    Additional paid-in capital                                       10,872                  10,919
    Retained earnings                                                 7,056                   5,515
                                                               ----------------------  --------------------
 Total stockholders' equity                                          17,407                  16,592
                                                               ----------------------  --------------------
 Total liabilities and stockholders' equity                    $     28,399            $     28,800
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

                                SPAR Group, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)
                      (in thousands, except per share data)


                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   --------------------------------------- -----------------------------------------
                                                       SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                           2003                 2002              2003                2002
                                                   --------------------- ----------------- ------------------- ---------------------


Net revenues                                       $       16,615        $      17,775     $      52,704       $      51,363
Cost of revenues                                           11,380               10,760            33,777              31,102
                                                   --------------------- ----------------- ------------------- ---------------------
Gross profit                                                5,235                7,015            18,927              20,261

Selling, general and administrative expenses                5,334                4,571            15,044              14,212
Depreciation and amortization                                 385                  467             1,162               1,345
                                                   --------------------- ----------------- ------------------- ---------------------
Operating (loss) income                                      (484)               1,977             2,721               4,704

Interest expense                                               69                  144               209                 231
Other expense                                                   -                   32                28                 166
                                                   --------------------- ----------------- ------------------- ---------------------
(Loss) income before provision for income taxes              (553)               1,801             2,484               4,307

(Benefit) provision for income taxes                         (208)                 588               943               1,544
                                                   --------------------- ----------------- ------------------- ---------------------

Net (loss) income                                  $         (345)       $       1,213     $       1,541       $       2,763
                                                   ===================== ================= =================== =====================

Net (loss) income per common share:

   Basic                                           $       ( 0.02)       $        0.06     $        0.08       $        0.15

   Diluted                                         $       ( 0.02)       $        0.06     $        0.08       $        0.14
                                                   --------------------- ----------------- ------------------- ---------------------

   Weighted average common shares - basic                  18,859               18,696            18,853              18,700
                                                   ===================== ================= =================== =====================

   Weighted average common shares - diluted                18,859               19,103            19,508              19,118
                                                   ===================== ================= =================== =====================

See accompanying notes.

                                SPAR Group, Inc.
                      Consolidated Statements of Cash Flows
                           (unaudited) (in thousands)

                                                                             NINE MONTHS ENDED
                                                                   --------------------------------------
                                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                                          2003               2002
                                                                   --------------------------------------

OPERATING ACTIVITIES
 Net income                                                         $     1,541        $     2,763
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                                        1,162              1,345
      Changes in operating assets and liabilities:
        Accounts receivable                                               1,456              2,774
        Prepaid expenses, other current assets and other assets            (816)              (239)
        Accounts payable, accrued expenses and other current
          liabilities                                                      (269)             1,741
        Deferred taxes                                                      254                  -
        Restructuring charges                                              (817)              (468)
        Discontinued operations, net                                          -               (902)
                                                                   --------------------------------------
 Net cash provided by operating activities                                2,511              7,014

 INVESTING ACTIVITIES
 Purchases of property and equipment                                     (1,356)              (359)
 Advances under SPG revolver                                               (703)              (212)
 Acquisition of businesses                                                 (299)                 -
 Other long-term liabilities                                                  -              1,021
                                                                   --------------------------------------
 Net cash (used in) provided by investing activities                     (2,358)               450

 FINANCING ACTIVITIES
 Net borrowings (payments) on line of credit                              4,524             (7,227)
 Net proceeds from employee stock purchase plan and
    exercised options                                                       198                 83
 Payments of other long-term debt                                             -                (57)
 Payments to certain stockholders                                        (3,951)              (252)
 Purchase of treasury stock                                                (924)               (11)
                                                                   --------------------------------------
 Net cash used in financing activities                                     (153)            (7,464)
                                                                   --------------------------------------
 Net change in cash                                                           -                  -
                                                                   --------------------------------------
 Cash at beginning and end of period                               $          -       $          -
                                                                   ======================================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                                     $        174       $        619
 Stock options exercised by reduction of stockholder debt                     -                202


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


2.       STOCK OPTIONS

         The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148. No compensation cost has been recognized for the stock option plans under APB 25. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net (loss) income and pro forma net (loss) income per share would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):



                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                  2003             2002              2003                2002
                                       ---------------------------------------------------------------------------------

    Net (loss) income, as reported         $     (345)       $    1,213       $       1,541     $        2,763
    Stock based employee compensation
      expense under the fair market
      value method                                274               437       $       1,188     $        1,408
                                       ---------------------------------------------------------------------------------
    Pro forma net (loss) income                  (619)              776       $         353     $        1,355


    Basic net (loss) income per
      share, as reported                   $    (0.02)       $     0.06       $        0.08     $         0.15

    Diluted net (loss) income per
      share, as reported                   $    (0.02)       $     0.06       $        0.08     $         0.14

    Basic and diluted net (loss)
      income per share,  pro forma         $    (0.03)       $     0.04       $        0.02     $         0.07

                                SPAR Group, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

3.       RESTRUCTURING CHARGES

         In  1999,  the  Company's  Board  of  Directors   approved  a  plan  to
restructure the operations of the PIA Companies (as defined below - see Merchandising Services Division, p. 13). Restructuring costs were composed of committed costs required to integrate the field organizations of the SPAR Companies and the PIA Companies and the consolidation of their administrative functions to achieve beneficial synergies and costs savings.

         The following table displays a roll forward of the liabilities for restructuring charges from December 31, 2002 to September 30, 2003 (in thousands):


                                                                      NINE MONTHS ENDED
                                              DECEMBER 31,            SEPTEMBER 30, 2003         SEPTEMBER 30,
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


4.       EARNINGS PER SHARE

         The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):


                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                   ----------------------------------     ------------------------------------
                                    SEPTEMBER 30,    SEPTEMBER 30,         SEPTEMBER 30,      SEPTEMBER 30,
                                        2003              2002                  2003              2002
                                   ---------------- -----------------     ----------------- ------------------
Numerator:

   Net (loss) income               $       (345)    $      1,213          $      1,541      $      2,763

Denominator:
   Shares used in basic earnings
   per share calculation                 18,859           18,696                18,853            18,700

Effect of diluted securities:
   Employee stock options                     -              407                   655               418
                                   ---------------- -----------------     ----------------- ------------------

   Shares used in diluted
   earnings per share calculation        18,859           19,103                19,508            19,118
                                   ================ =================     ================= ==================

Basic and diluted earnings per common share:

   Net (loss) income - basic       $      (0.02)    $       0.06          $       0.08       $      0.15
                                   ================ =================     ================= ==================
                     - diluted     $      (0.02)    $       0.06          $       0.08       $      0.14
                                   ================ =================     ================= ==================

         For the three months ended September 30, 2003, the effect of stock options is not included because their effect would be anti-dilutive.

                                SPAR Group, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

5.       LINE OF CREDIT

         In January 2003, the Company and Whitehall Business Credit Corporation ("Whitehall"), as successor to the business of IBJ Whitehall Business Credit Corporation, entered into the Third Amended and Restated Revolving Credit and Security Agreement and related documents (the "New Credit Facility"). The New Credit Facility provides the Company with a $15.0 million revolving credit facility (the "New Revolving Facility") that matures on January 23, 2006. The New Revolving Facility allows the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The New Revolving Facility bears interest at Whitehall's "Alternate Base Rate" or LIBOR plus two and one-half percent and is secured by all the assets of the Company and its subsidiaries. The New Revolving Facility interest rate was Whitehall's "Alternate Base Rate" of 4.0% per annum at September 30, 2003.

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

         The New Credit Facility contains certain financial covenants (amending, restating and replacing those contained in the Old Credit Facility) that must be met on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the respective agreement. The Company was in compliance with such financial covenants at September 30, 2003, except for the "Fixed Charge Coverage Ratio" for which the Company has secured a waiver from Whitehall. The Company's projections indicate that it may be in violation of certain covenants at December 31, 2003 and accordingly outstanding loans under the New Credit Facility have been classified as a current liability until such time as the Company and Whitehall revise such covenants. The Company expects to revise the aforementioned covenants before December 31, 2003.

         The balances outstanding on the revolving lines of credit were $4.7 million under the New Revolving Facility at September 30, 2003, and $148,000 under the Old Revolving Facility at December 31, 2002. In addition, the Company had outstanding Letters of Credit of $737,337 at September 30, 2003 and $842,418 at December 31, 2002. As of September 30, 2003, based upon the borrowing base formula, the Company had availability of $4.1 million of the $10.3 million unused revolving line of credit under the New Revolving Facility.

6.       RELATED-PARTY TRANSACTIONS

         As of April 2003, all previously outstanding amounts due certain stockholders under certain notes were paid in full.

         The SPAR Group, Inc. is affiliated through common ownership with SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI") and SPAR Infotech, Inc. ("SIT"). SMS and SMSI (through SMS) provided approximately 93.1% of the Company's field representatives (through its independent contractor field force) and substantially all of the Company's field management services. Under the terms of the field service agreement, SMS provides the services of approximately 6,600 field representatives and SMSI provides approximately 90

                                SPAR Group, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


full-time national, regional and district managers to the Company as they may request from time to time, for which the Company has agreed to pay SMS and SMSI (through SMS) for all of its costs of providing those services plus 4.0%.

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

         The following transactions occurred between the Company and the above affiliates (in thousands):


                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                       ------------------------------------------------------------------------
                                         SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                              2003              2002             2003              2002
                                       ------------------------------------------------------------------------
   Services provided by affiliates:
     SMS: Independent contractor
        field services                 $        7,978    $        6,171     $   22,932       $      17,262
                                       ========================================================================

     SMSI: Field management services   $        1,722    $        1,911    $     5,135       $       5,509
                                       ========================================================================

     SIT: Internet and computer
        programming services           $          359    $          400    $     1,215       $       1,270
                                       ========================================================================

   Services provided to affiliates:
     SMSI Field management services    $           61    $           73    $       169       $         284
                                       ========================================================================

   Balance of accrued expense due to affiliates:                              SEPTEMBER 30,      DECEMBER 31,
                                                                                  2003              2002
                                                                           ------------------------------------

        SMS (SPAR Marketing Services, Inc.)                                $     1,628       $         958
                                                                           ====================================



                                SPAR Group, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

7.       STOCKHOLDER EQUITY

         The Company initiated a share repurchase program in 2002, which allowed for the repurchase of up to 100,000 shares. In 2003, the Board of Directors authorized the repurchase of an additional 122,000 shares increasing the total to 222,000 shares. The Company repurchased 9,783 shares in the quarter ended December 31, 2002 for $30,076 and 211,315 shares during the nine-month period ended September 30, 2003 for $923,714, for a total repurchase of 221,098 shares for $953,790. The Company used 72,848 of such shares to issue stock for the exercise of stock options. As of September 30, 2003, the Company has 148,520 shares of treasury stock at a cost of $709,920.


8.       TRANSACTIONS WITH SPAR PERFORMANCE GROUP, INC. ("SPGI")

         In connection with the sale of SPAR Performance Group, Inc. ("SPGI") on June 30, 2002, the Company sold all of the stock of its subsidiary, SPGI. In connection with the sale, SPGI issued two Term Loans totaling $6.0 million, which due to their speculative nature have been fully reserved.

         The Company also agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "SPGI Revolver") through September 30, 2005. The SPGI Revolver is secured by a pledge of all the assets of SPGI and is guaranteed by its parent, Performance Holdings, Inc. The SPGI Revolver provides for advances in excess of the borrowing base through September 30, 2003. As of October 1, 2003, the SPGI Revolver will include a borrowing base calculation (principally 85% of "eligible" accounts receivable). In September 2003, SPGI requested and the Company agreed to provide advances of up to $1.0 million in excess of the borrowing base through September 30, 2005.

         Under the SPGI Revolver terms, SPGI is required to deposit all of its cash to the Company's lockbox. At September 30, 2003, there was approximately $700,000 borrowed under the SPGI Revolver of which approximately $200,000 was secured by eligible accounts receivable.

         Due to the speculative nature of the SPGI Revolver, the Company has a reserve of approximately $800,000 against the $2.0 million SPGI Revolver commitment as of September 30, 2003. This reserve, net of advances on the revolver, is included in other current liabilities.

         The Company continues to assess whether SPGI is a variable interest entity under FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" and if so, whether or not the Company may be required to consolidate SPGI in its financial statements.

9.       CONTINGENT LIABILITIES

         In May 2001, a subsidiary of SPAR Group International, Inc. and Paltac, Inc. ("Paltac"), a large Japanese distributor, entered into a joint venture to create a Japanese company, SPAR FM. SPAR FM entered into a 300 million Yen Revolving Credit Agreement with a Japanese bank. The bank required Paltac guarantee the outstanding balance on the revolving credit facility. As part of the joint venture agreement, should Paltac be required to make a payment on its guarantee to the bank, then the Company has

                                SPAR Group, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

agreed to remit to Paltac 50% of any such payment up to a maximum of 150 million Yen or approximately $1.2 million. As of September 30, 2003, SPAR FM has borrowed 100 million Yen under its Revolving Credit Agreement. Therefore, the Company's current exposure to Paltac respecting outstanding loans to SPAR FM as of September 30, 2003, would be 50 million Yen or approximately $400,000. Losses of the joint venture are recognized in the Company's financial statements under the equity method up to the amount of its investment including guarantees. The Company believes that it is not the primary beneficiary of the joint venture as defined under FASB Interpretation No. 46 and thus will not have to consolidate it. However, the Company will continue to assess the effects of FIN 46 in its fourth quarter of 2003.


10.      ACQUISITIONS AND JOINT VENTURES

         In February 2003, the Company purchased the business and certain assets of All Store Marketing Services, Inc. ("ASMS"), a Texas corporation specializing in in-store product demonstrations. In connection with the acquisition of ASMS, the Company entered into an employment agreement with the President of ASMS for a period of two years. In June 2003, the Company purchased the business and certain assets of Impulse Marketing Solutions ("IMS"), a Canadian company specializing in providing merchandising services in Canada. In connection with the purchase of IMS, the Company entered into a consulting agreement with a corporation that furnishes the services of the former President and a second senior officer of IMS, which agreement expires on December 31, 2006. In 2003, the effect of these acquisitions are not considered material to the Company's financial statements or results of operations.

         In July 2003, the Company entered into a joint venture agreement with CEO Produksiyon Tanitin ve Arastirma Hizmetleri Ltd Sti based in Istanbul to provide retail merchandising services throughout Turkey. The start-up joint venture limited liability company will operate under the English name of SPAR Turkey Ltd. and is 51% owned by the Company, thus requiring consolidation in the Company's financial statements.


11.      RECLASSIFICATION

         Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

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

OVERVIEW
--------

         The Company is a supplier of in-store merchandising and marketing services both throughout the United States and internationally. The Company's operations are divided into two divisions: the Merchandising Services Division and the International Division. The Merchandising Services Division provides merchandising services, database marketing, teleservices and marketing research to manufacturers and retailers with product distribution primarily in mass merchandisers, drug chains and grocery stores in the United States. The
International Division established in July 2000, currently provides merchandising services in Japan, Canada, and most recently, through a start-up joint venture in Turkey and continues to focus on expanding the Company's merchandising services business throughout the world.

                                SPAR Group, Inc.


MERCHANDISING SERVICES DIVISION

         The Company provides nationwide retail merchandising and marketing services to home entertainment, general merchandise, health and beauty care, consumer goods and food products companies in mass merchandisers, drug chains and retail grocery stores throughout the United States. Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or multiple manufacturers primarily under single or multi-year contracts and arrangements. Services also include stand-alone large-scale implementations such as new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services may include sales enhancing activities, such as, ensuring client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring shelf tags are in place, checking for the overall salability of client products and setting new and promotional items, placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls.

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

INTERNATIONAL DIVISION

         In July 2000, the Company established its International Division, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business worldwide. In May 2001, the Company entered into a joint venture with a large Japanese distributor and together established SPAR FM to provide merchandising services in Japan. In June 2003, the Company expanded its merchandising services into Canada through the creation of its indirect subsidiary, SPAR Canada Company ("SCC") and SCC's purchase of the business and certain assets of Impulse Marketing Services Inc. In July 2003, the Company entered into a joint agreement with CEO Produksiyon Tanitin ve Arastirma Hizmetleri Ltd Sti based in Istanbul to provide retail merchandising services throughout Turkey. The start-up joint venture will operate under the name SPAR Turkey Ltd. and will be 51% owned by the Company.

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

         REVENUE RECOGNITION

         The Company's services are provided under service fee and per unit fee contracts or arrangements. Revenues under service fee contracts or arrangements are recognized when the service is performed. The Company's per unit fee contracts or arrangements provide for revenue to be earned based on the retail sales of client's products to consumers. The Company recognizes per unit fee revenue in the period such amounts become determinable.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company continually monitors the collectability of its accounts receivable based upon current customer credit information available. Utilizing this information, the Company has established an allowance for doubtful accounts of $444,000 and $301,000 at September 30, 2003 and December 31, 2002, respectively. Historically, the Company's estimates have not differed materially from the actual results.

                                SPAR Group, Inc.


RESULTS OF OPERATIONS
---------------------


THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data):

                                                                                  Three Months Ended
                                                   ---------------------------------------------------------------------------------
                                                         September 30, 2003                September 30, 2002
                                                         ------------------                ------------------
                                                                                                                        % Incr.
                                                       Amount             %              Amount              %          (Decr.)
                                                       ------             -              ------              -          -------

Net revenues                                        $     16,615        100.0%      $     17,775            100.0%       (6.5)%

Cost of revenues                                          11,380         68.5             10,760             60.5         5.8

Selling, general, and administrative expense               5,334         32.1              4,571             25.7        16.7

Depreciation and amortization                                385          2.3                467              2.6       (17.5)

Interest expense                                              69          0.4                144              0.8       (52.0)

Other expense                                                  -          -                   32              0.2      (100.0)
                                                   ---------------- --------------- ----------------- ----------------

(Loss) income before provision for income taxes             (553)        (3.3)             1,801             10.2      (130.7)

Income tax (benefit) provision                              (208)        (1.3)               588              3.3      (135.4)
                                                   ---------------- --------------- ----------------- ----------------


Net (loss) income                                  $        (345)        (2.0)%     $      1,213              6.9%     (128.5)%
                                                   ================ =============== ================= ================

         Net revenues from operations for the three months ended September 30, 2003, were $16.6 million, compared to $17.8 million for the three months ended September 30, 2002, a decrease of 6.5%. The decrease in net revenues from decreased per unit fee revenue resulting from lower retail sales of customer products, partially resulting from the discontinued business of one client, offset by increases in service fee revenue.

         One customer accounted for 27.7% and 28.2% of the Company's net revenues for the three months ended September 30, 2003 and 2002, respectively. This customer also accounted for approximately 32.6% and 47.0% of accounts receivable at September 30, 2003, and 2002, respectively.

                                SPAR Group, Inc.


         A second customer accounted for 8.2% and 9.6% of the Company's net revenues for the three months ended September 30, 2003 and 2002, respectively. This customer also accounted for approximately 2.8% and 2.6% of accounts receivable at September 30, 2003 and 2002, respectively.

         Approximately 13.8% and 16.4% of the Company's net revenues for the three months ended September 30, 2003, and 2002, respectively, resulted from merchandising services performed at Kmart for various customers. Kmart filed for protection under the U.S. Bankruptcy Code in January of 2002 and emerged from bankruptcy in May of 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships are with various manufacturers and not this retailer, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company. As of August 31, 2003, one customer discontinued its merchandising programs with the Company. Some but not all of these programs were performed at Kmart. This customer accounted for 16.4% and 20.4% of the Kmart business for the three-month periods ended September 30, 2003 and 2002, respectively.

         Cost of revenues consists of field in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues increased 8.0% to 68.5% for the three months ended September 30, 2003, compared to 60.5% for the three months ended September 30, 2002. The increase is primarily a result of a decrease in per unit fee revenues that do not have a proportionate decrease in cost. As discussed above under Critical Accounting Policies/Revenue Recognition, the Company's revenue consists of: (1) service fee revenue, which is earned when the merchandising services are performed and therefore, has proportionate costs in the period the services are performed; and (2) per unit fee revenue, which is earned when the client's product is sold to the consumer at retail, not when the services are performed and therefore, does not have proportionate costs in the period the revenue is earned. Since the merchandising service and the related costs associated with per unit fee revenue are normally performed prior to the retail sale and the retail sales of client products are influenced by numerous factors, including consumer tastes and preferences, and not solely by the merchandising service performed, in any given period, the cost of per unit fee revenues may not be directly proportionate to the per unit fee revenue. There was also additional field in-store labor cost of approximately $300,000 associated with per unit fee revenue business in the three months ended September 30, 2003.

         Approximately 76.5% and 75.2% of the Company's costs of revenue in the three months ended September 30, 2003, and 2002, respectively, resulted from field in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc., and SPAR Management Services, Inc., respectively.

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated (in millions, except percent data):

                                SPAR Group, Inc.


                                                                        Three Months Ended
                                              ------------------------------------------------------------------------
                                                                                                             Incr.
                                                  September 30, 2003            September 30, 2002          (Decr.)
                                              ---------------------------    --------------------------    -----------
                                                   Amount         %            Amount            %             %
                                                   ------         -            ------            -             -

Selling, general and administrative           $       5.3         32.1%       $   4.6            25.7%         16.7%
Depreciation and amortization                         0.4          2.3            0.5             2.6         (17.5)

         The increase of $0.7 million or 16.7% in selling, general and administrative (SG&A) expense is due primarily to the expense of the Canadian operation acquired in June 2003 with no corresponding SG&A expense in the prior year, as well as an increase in bad debt expense. The Company purchased approximately $400,000 of information technology from its affiliate SPAR Infotech, Inc. for both the three months ended September 30, 2003 and 2002, respectively.

OTHER EXPENSE

         Other expense represents the Company's share in the Japanese joint venture loss totaling $32,266 for the three months ended September 30, 2002.

INCOME TAXES

         The income tax provision represents a combined federal and state income tax rate of approximately 38% and 33% for the three months ended September 30, 2003, and September 30, 2002, respectively. For the three months ended September 30, 2002, the tax rate was favorably impacted by the resolution of tax exposures accrued in prior years.

NET (LOSS) INCOME

         The Company had a net loss of $345,000 for the three months ended September 30, 2003, or ($0.02) per diluted share compared to net income of $1.2 million or $0.06 per diluted share for the corresponding period last year.

                                SPAR Group, Inc.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 2002
------------------

         The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data):

                                                                                   Nine Months Ended
                                                   ---------------------------------------------------------------------------------
                                                        September 30, 2003                   September 30, 2002
                                                        ------------------                   ------------------
                                                                                                                         % Incr.
                                                       Amount             %              Amount              %           (Decr.)
                                                       ------             -              ------              -           -------

Net revenues                                        $     52,704        100.0%      $     51,363            100.0%            2.6%

Cost of revenues                                          33,777         64.1             31,102             60.6             8.6

Selling, general, and administrative expense              15,044         28.5             14,212             27.7             5.9

Depreciation and amortization                              1,162          2.2              1,345              2.6           (13.6)

Interest expense                                             209          0.4                231              0.4            (9.6)

Other expense                                                 28          0.1                166              0.3           (83.1)
                                                   ---------------- --------------- ----------------- -----------------

Income before provision for income taxes                   2,484          4.7              4,307              8.4           (42.3)

Income tax provision                                         943          1.8              1,544              3.0           (38.9)
                                                   ---------------- --------------- ----------------- -----------------

Net income                                         $       1,541          2.9%      $      2,763              5.4%          (44.3)%
                                                   ================ =============== ================= =================

         Net revenues from operations for the nine months ended September 30, 2003, were $52.7 million, compared to $51.4 million for the nine months ended September 30, 2002, an increase of 2.6%. The increase in net revenues resulted from increased service fee revenue from a new client partially offset by decreases in per unit fee revenue resulting from lower retail sales of customer products, partially resulting from the discontinued business of one client.

         One customer accounted for 31.1% and 28.5% of the Company's net revenues for the nine months ended September 30, 2003 and 2002, respectively. This customer also accounted for approximately 32.6% and 47.0% of accounts receivable at September 30, 2003, and 2002, respectively.

         A second customer accounted for 9.3% and 10.9% of the Company's net revenues for the nine months ended September 30, 2003 and 2002, respectively. This customer also accounted for approximately 2.8% and 2.6% of accounts receivable at September 30, 2003, and 2002, respectively.

                                SPAR Group, Inc.


         Approximately 15.1% and 19.7% of the Company's net revenues for the nine months ended September 30, 2003, and 2002, respectively, resulted from merchandising services performed at Kmart for various customers. Kmart filed for protection under the U.S. Bankruptcy Code in January of 2002 and emerged from bankruptcy in May of 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships are with various manufacturers and not this retailer, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company. As of August 31, 2003, one customer discontinued its merchandising programs with the Company. Some but not all of these programs were performed at Kmart. This customer accounted for 14.3% and 18.4% of the Kmart business for nine months ending September 30, 2003 and 2002 respectively.

         Cost of revenues consists of field in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues increased 3.5% to 64.1% for the nine months ended September 30, 2003, compared to 60.6% for the nine months ended September 30, 2002. The increase is primarily a result of a decrease in per unit fee revenues that do not have a proportionate decrease in cost. As discussed above under Critical Accounting Policies/Revenue Recognition, the Company's revenue consists of: (1) service fee revenue, which is earned when the merchandising services are performed and therefore, has proportionate costs in the period the services are performed; and (2) per unit fee revenue, which is earned when the client's product is sold to the consumer at retail, not when the services are performed and therefore, does not have proportionate costs in the period the revenue is earned. Since the merchandising service and the related costs associated with per unit fee revenue are normally performed prior to the retail sale and the retail sales of client products are influenced by numerous factors, including consumer tastes and preferences, and not solely by the merchandising service performed, in any given period, the cost of per unit fee revenues may not be directly proportionate to the per unit fee revenue.

         Approximately 80.2% and 73.3% of the Company's costs of revenue in the nine months ended September 30, 2003, and 2002, respectively, resulted from field in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively.

         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated (in millions, except percent data):

                                SPAR Group, Inc.



                                                                         Nine Months Ended
                                              -----------------------------------------------------------------------
                                                                                                             Incr.
                                                  September 30, 2003            September 30, 2002          (Decr.)
                                              ---------------------------    --------------------------    ----------
                                                   Amount         %            Amount            %              %
                                                   ------         -            ------            -              -

Selling, general and administrative           $      15.0        28.5%       $   14.2           27.7%          5.9%
Depreciation and amortization                         1.2         2.2             1.3            2.6         (13.6)

         The increase of $832,000 or 5.9% in selling, general and administrative (SG&A) expense is due primarily to the expense of the Canadian operation acquired in June 2003 with no corresponding SG&A expense in the prior year, as well as an increase in bad debt expense. The Company purchased $1.2 million and $1.3 million of information technology from its affiliate SPAR Infotech, Inc. for the nine months ended September 30, 2003 and 2002, respectively.

OTHER EXPENSE

         Other expense represents primarily the Company's share in the Japanese joint venture loss totaling $37,806 and $166,298 for the nine months ended September 30, 2003, and September 30, 2002, respectively.

INCOME TAXES

         The income tax provision represents a combined federal and state income tax rate of approximately 38% and 36% for the nine months ended September 30, 2003, and September 30, 2002, respectively. For the nine months ended September 30, 2002, the tax rate was favorably impacted by the resolution of tax exposures accrued in prior years.

NET INCOME

         The Company had net income of $1.5 million for the nine months ended September 30, 2003, or $0.08 per diluted share compared to net income of $2.8 million or $0.14 per diluted share for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 2003, the Company had net income of $1.5 million. Net cash provided by operating activities for the nine months ended September 30, 2003, was $2.5 million compared with net cash provided by operations of $7.0 million for the nine months ended September 30, 2002. The decrease in cash provided by operating activities from 2002 to 2003 of $4.5 million was a direct result of a decrease in net income, less collection on accounts receivable, increased payments for prepaid expenses, accrued liabilities and restructuring charges.

                                SPAR Group, Inc.


         Net cash used in investing activities for the nine months ended September 30, 2003, was $2.4 million, compared with net cash provided by investing activities of $450,000 for the nine months ended September 30, 2002. The net cash used in investing activities in 2003 resulted from the acquisition of businesses, advances on the SPG revolver, purchases of property and equipment and the capitalization of software development costs.

         Net cash used in financing activities for the nine months ended September 30, 2003, was $153,000, compared with net cash used in financing activities of $7.5 million for the nine months ended September 30, 2002. The decrease of net cash used in financing activities was primarily a result of borrowings on the line of credit, offset by repayments of stockholder loans and the purchase of treasury stock.

         The above activity resulted in no change in cash and cash equivalents for the nine months ended September 30, 2003, as the Company utilizes excess cash to pay down its line of credit.

         At September 30, 2003, the Company had positive working capital of $5.8 million as compared to positive working capital of $6.3 million at December 31, 2002. The Company's current ratio was 1.53 at September 30, 2003 and December 31, 2002, respectively.

         In January 2003, the Company and Whitehall Business Credit Corporation ("Whitehall"), as successor to the business of IBJ Whitehall Business Credit Corporation, entered into the Third Amended and Restated Revolving Credit and Security Agreement and related documents (the "New Credit Facility"). The New Credit Facility provides the Company with a $15.0 million revolving credit facility (the "New Revolving Facility") that matures on January 23, 2006. The New Revolving Facility allows the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The New Revolving Facility bears interest at Whitehall's "Alternate Base Rate" or LIBOR plus two and one-half percent and is secured by all the assets of the Company and its subsidiaries. The New Revolving Facility interest rate was Whitehall's "Alternate Base Rate" of 4.0% per annum at September 30, 2003.

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

         The New Credit Facility contains certain financial covenants (amending, restating and replacing those contained in the Old Credit Facility) that must be met on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the respective agreement. The Company was in compliance with such financial covenants at September 30, 2003, except for the "Fixed Charge Coverage Ratio", for which the Company has secured a waiver from Whitehall. The Company's projections indicate that it may be in violation of certain covenants at December 31, 2003 and accordingly outstanding loans under the New Credit Facility have been classified as a current liability until such time as the Company and Whitehall revise such covenants. The Company expects to revise the aforementioned covenants before December 31, 2003.

                                SPAR Group, Inc.


         The balances outstanding on the revolving lines of credit were $4.7 million under the New Revolving Facility at September 30, 2003, and $148,000 under the Old Revolving Facility at December 31, 2002. In addition, the Company had outstanding Letters of Credit of $737,337 at September 30, 2003 and $842,418 at December 31, 2002, respectively. As of September 30, 2003, based upon the borrowing base formula, the SPAR Group had availability of $4.1 million of the $10.3 million unused revolving line of credit under the New Revolving Facility.

         As of April 2003, all previously outstanding amounts due certain stockholders under certain notes were paid in full.

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

         In connection with the sale of SPAR Performance Group, Inc. ("SPGI") on June 30, 2002, as disclosed in the Company's Annual Report on Form 10-K in Note 1 to the Financial Statements, the Company sold all of the stock of its subsidiary, SPGI. In connection with the sale, SPGI issued two Term Loans totaling $6.0 million, which due to their speculative nature have been fully reserved. The Company also agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "SPGI Revolver") through September 30, 2005. The SPGI Revolver is secured by a pledge of all the assets of SPGI and is guaranteed by its parent, Performance Holdings, Inc. The SPGI Revolver provides for advances in excess of the borrowing base through September 30, 2003. As of October 1, 2003, the SPGI Revolver will include a borrowing base calculation (principally 85% of "eligible" accounts receivable). In September 2003, SPGI requested and the Company agreed to provide advances of up to $1.0 million in excess of the borrowing base. Under the SPGI Revolver terms, SPGI is required to deposit all of its cash to the Company's lockbox. At September 30, 2003, there was approximately $700,000 borrowed under the SPGI Revolver of which approximately $200,000 was secured by eligible accounts receivable.

         Due to the speculative nature of the SPGI Revolver, the Company has established a reserve for collection of approximately $800,000 against the $2.0 million SPGI Revolver commitment. This reserve is included in other current liabilities.

                                SPAR Group, Inc.


CERTAIN CONTRACTUAL OBLIGATIONS

         The following table contains a summary of certain of the Company's contractual obligations by category as of September 30, 2003 (in thousands):


          CONTRACTUAL OBLIGATIONS                                   PAYMENTS DUE BY PERIOD
                                               -------------------------------------------------------------------
                                               Total       Less than 1    1-3 years     3-5 years     More than 5
                                                              year                                       years
                                               -------------------------------------------------------------------
New Credit Facility                             $4,673        $4,673        $    -          $  -        $      -
Operating Lease Obligations                      2,432           946         1,313           173               -
Total                                           $7,105        $5,619        $1,313          $173        $      -


         In addition to the above table, the Company had agreed to provide a discretionary line of credit to SPGI not to exceed $2.0 million through September 30, 2005. At September 30, 2003, the Company had $737,337 in outstanding Letters of Credit.

         In May 2001, a subsidiary of SPAR Group International, Inc. and Paltac, Inc. ("Paltac"), a large Japanese distributor, entered into a joint venture to create a Japanese company, SPAR FM. SPAR FM entered into a 300 million Yen Revolving Credit Agreement with a Japanese bank. The bank required Paltac guarantee the outstanding balance on the revolving credit facility. As part of the joint venture agreement, should Paltac be required to make a payment on its guarantee to the bank, then the Company has agreed to remit to Paltac 50% of any such payment up to a maximum of 150 million Yen or approximately $1.2 million. As of September 30, 2003, SPAR FM has borrowed 100 million Yen under its Revolving Credit Agreement. Therefore, the Company's current exposure to Paltac respecting outstanding loans to SPAR FM at September 30, 2003 would be 50 million Yen or approximately $400,000.

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


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of September 30, 2003, the Company's Chief Executive Officer, Robert Brown, and Chief Financial Officer, Charles Cimitile, have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, these officers believe that the Company's disclosure controls and procedures are effective to provide reasonable assurance of the timely disclosure to them of material information related to the Company that is required to be included in its publicly filed reports or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. For a more complete description of their evaluation and conclusions, see Exhibits 31.1 and 31.2 hereto.

CHANGES IN INTERNAL CONTROLS

         There was no change during the fiscal quarter ended September 30, 2003, in the Company's internal controls over financial reporting that has materially affected, or would be reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

               Item 2(d): Not Applicable
               -------------------------


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         Item 3(a) Defaults under Indebtedness: None.
         Item 3(b) Defaults under Preferred Stock: Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on August 7, 2003. The meeting was held (1) to elect the Board of Directors and (2) to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2003.

         The number of votes cast for each proposal are set forth below:

         Proposal Number 1 - Election of the Board of Directors:

           Name:                     For:                     Abstention:
         ----------------------------------------------------------------
         Robert G. Brown                    17,341,170          335
         William H. Bartels                 17,341,170          335
         Robert O. Aders                    17,341,170          335
         Jerry B. Gilbert                   17,341,170          335
         George W. Off                      17,341,170          335
         Jack W. Partridge                  17,341,170          335
         Lorrence T. Kellar                 17,341,170          335

         Each of the nominees was elected to the Board of Directors.

                                SPAR Group, Inc.


         Proposal Number 2 - Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2003:

         For:                        Against:                 Abstention:
         ----------------------------------------------------------------
         17,321,518                  35                       19,952

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

      REPORTS ON FORM 8-K.

         On August 12, 2003, the Company filed a Current Report on Form 8-K relating to Item 7, Financial Statements, Pro Forma Financial Information and Exhibits and Item 12, Results of Operations and Financial Condition, reporting the issuance of a press release relating to the Company's financial results for the second quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  November 13, 2003        SPAR Group, Inc., Registrant


                                         By:    /s/ Charles Cimitile
                                                --------------------------------
                                                Charles Cimitile
                                                Chief Financial Officer and duly
                                                authorized signatory