Form 10-K
period 2003-12-31
SPAR GROUP INC
filed 2004-03-30
CIK 1004989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

 X       ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to
         _____________


                         Commission file number 0-27824

                                SPAR GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       33-0684451
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        580 White Plains Road, Tarrytown, New York            10591
        (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (914) 332-4100

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2 of the Act.) YES [ ] NO [X]

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2003, based on the closing price of the Common Stock as reported by the Nasdaq National Market on such date, was approximately $20,892,441.

         The number of shares of the Registrant's Common Stock outstanding as of December 31, 2003, was 18,858,972 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                        SPAR GROUP, INC.


                                   ANNUAL REPORT ON FORM 10-K

                                              INDEX

                                     PART I
                                                                                             Page
 Item 1.        Business                                                                       2
 Item 2.        Properties                                                                    14
 Item 3.        Legal Proceedings                                                             15
 Item 4.        Submission of Matters to a Vote of Security Holders                           15

                                             PART II

 Item 5.        Market for Registrant's Common Equity and Related Shareholder Matters         16
 Item 6.        Selected Financial Data                                                       16
 Item 7.        Management's  Discussion and Analysis of Financial Condition and Results
                of Operations                                                                 19
 Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                    27
 Item 8.        Financial Statements and Supplementary Data                                   27
 Item 9.        Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                          27
 Item 9A.       Controls and Procedures                                                       27
                                            PART III

 Item 10.       Directors and Executive Officers of the Registrant                            28
 Item 11.       Executive Compensation and Other Information of SPAR Group, Inc.              30
 Item 12.       Security Ownership of Certain Beneficial Owners and Management                34
 Item 13.       Certain Relationships and Related Transactions                                35
 Item 14.       Principal Accountant Fees and Services                                        36

                                             Part IV
 Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K               37
                Signatures                                                                    39


                                     PART I

         STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K OF SPAR GROUP, INC. ("SGRP", AND TOGETHER WITH ITS SUBSIDIARIES, THE "SPAR GROUP" OR THE "COMPANY"), INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING, IN PARTICULAR AND WITHOUT LIMITATION, THE STATEMENTS CONTAINED IN THE DISCUSSIONS UNDER THE HEADINGS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS". FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS, WHETHER EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS, TO NOT OCCUR OR BE REALIZED OR TO BE LESS THAN EXPECTED. SUCH FORWARD-LOOKING STATEMENTS GENERALLY ARE BASED UPON THE COMPANY'S BEST ESTIMATES OF FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENT, CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "BELIEVE", "ESTIMATE", "ANTICIPATE", "CONTINUE" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. YOU SHOULD CAREFULLY CONSIDER SUCH RISKS, UNCERTAINTIES AND OTHER INFORMATION, DISCLOSURES AND DISCUSSIONS WHICH CONTAIN CAUTIONARY
STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROVIDED IN THE FORWARD-LOOKING STATEMENTS.

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


Item 1.  Business.

GENERAL

         SPAR Group, Inc., a Delaware corporation ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), is a supplier of merchandising and other marketing services both throughout the United States and internationally. The Company's operations are divided into two divisions: the Merchandising Services Division and the International Division. The Merchandising Services Division provides merchandising services, product demonstrations, product sampling, database marketing, teleservices and marketing research to manufacturers and retailers with product distribution primarily in mass merchandisers, drug chains and grocery stores in the United States. The International Division, established in July 2000, currently provides merchandising services in Japan, Canada and Turkey.

Continuing Operations

Merchandising Services Division

         The Company provides nationwide merchandising and other marketing services to home entertainment, PC software, general merchandise, health and beauty care, consumer goods and food products companies in mass merchandisers, drug chains and retail grocery stores in the United States. Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or multiple manufacturers primarily under single or multi-year contracts or agreements. Services also include stand-alone large-scale implementations such as new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and setting new and promotional items, placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. In 2003, the Company added in-store product demonstration and in-store product sampling services to its merchandising service offerings. Marketing services consist of database marketing, teleservices and marketing research.

         The Company's Merchandising Services Division consists of the following wholly owned subsidiaries, (1) SPAR Marketing, Inc. ("SMI") (an intermediate holding company), SPAR Marketing Force, Inc. ("SMF"), SPAR Marketing, Inc., ("SMNEV"), SPAR/Burgoyne Retail Services, Inc. ("SBRS"), and SPAR, Inc. ("SINC"") (collectively, the "SPAR Marketing Companies"), and SPAR All Store Marketing Services, Inc. ("SASMS"), SPAR Megaforce, Inc. ("SMEGA") and SPAR Bert Fife, Inc. ("SFIFE"); and (2) PIA Merchandising, Co., Inc., Pacific Indoor Display d/b/a Retail Resources, Pivotal Sales Company and PIA Merchandising Ltd. (collectively, "PIA" or the "PIA Companies"). The SPAR Marketing Companies are the original predecessor of the current Company and were founded in 1967. The PIA Companies, first organized in 1943, are also a predecessor of the Company and a supplier of in-store merchandising services throughout the United States, and were deemed "acquired" by the SPAR Marketing Companies for accounting purposes pursuant to the Merger on July 8, 1999 (see Merger and Restructuring, below).

International Division

         In July 2000, the Company established its International Division, through a wholly owned subsidiary, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business worldwide. In May 2001, the Company entered into a joint venture with a large Japanese distributor to provide merchandising services in Japan. In June 2003, the Company expanded its merchandising services into Canada. In July 2003, the Company established a joint venture based in Istanbul to provide merchandising services throughout Turkey. The start-up joint venture is 51% owned by the Company.

Discontinued Operations

Incentive Marketing Division

         As part of a strategic realignment in the fourth quarter of 2001, the Company made the decision to divest its Incentive Marketing Division, SPAR Performance Group, Inc. ("SPGI"). The Company explored various alternatives for the sale of SPGI and subsequently sold the business to SPGI's employees through the establishment of an employee stock ownership plan on June 30, 2002. In December of 2003, SPGI changed its name to STIMULYS, Inc.

Technology Division

         In October 2002, the Company dissolved its Technology Division that was established in March 2000 for the purpose of marketing its proprietary Internet-based computer software.


INDUSTRY OVERVIEW

Merchandising Services Division

         According to industry estimates over two billion dollars are spent annually on domestic retail merchandising services. The merchandising services industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. The Company believes there is a continuing trend for major manufacturers to move increasingly toward third parties to handle in-store merchandising. The Company also believes that its merchandising services bring added value to retailers, manufacturers and other businesses. Retail merchandising services enhance sales by making a product more visible and available to consumers. These services primarily include placing orders, shelf maintenance, display placement, reconfiguring products on store shelves, replenishing products, providing in-store demonstrations and product sampling, and also include other services such as test market research, mystery shopping, teleservices, database marketing and promotion planning and analysis.

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

International Division

         The Company believes another current trend in business is globalization. As companies expand into foreign markets they will need assistance in marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its Internet-based technology and business model that are successful in the United States. In July 2000, the Company established its International Division to cultivate foreign markets, modify the necessary systems and implement the Company's business model worldwide by expanding its merchandising services business off shore. The Company formed an International Division task force consisting of members of the Company's information technology, operations and finance groups to evaluate and develop foreign markets. In 2001, the Company and a leading Japanese based distributor established a joint venture to provide the latest in-store merchandising services to the Japanese market. In 2003, the Company expanded its international presence to Canada and Turkey by acquiring the business of a Canadian merchandising company and entering into a start-up joint venture in Turkey. Key to the Company's international strategy is the translation of several of its proprietary Internet-based logistical, communications and reporting software applications into the native language of any market the Company enters. As a result of this requirement for market penetration, the Company has developed translation software that can quickly convert its proprietary software into various languages. Through its computer facilities in Auburn Hills, Michigan, the Company provides worldwide access to its proprietary logistical, communications and reporting software. In addition, the Company maintains offices in Greece and Australia to assist in its international efforts. The Company is actively pursuing expansion into various other markets.


MERGER AND RESTRUCTURING

         On July 8, 1999, SG Acquisition, Inc., a Nevada corporation ("PIA Acquisition"), a wholly owned subsidiary of the Company, then named PIA Merchandising Services, Inc. ("PIA Delaware"), merged into and with SPAR Acquisition, Inc., a Nevada corporation ("SAI") (the "Merger"), pursuant to the Agreement and Plan of Merger dated as of February 28, 1999, as amended (the "Merger Agreement"), by and among the Company and certain of the PIA Companies and SPAR Marketing Companies (among others). In connection with the Merger, PIA Delaware changed its name to SPAR Group, Inc. (which is referred to post-Merger individually as "SGRP" and together with its subsidiaries as the "SPAR Group", or the "Company"). Although the SPAR Marketing Companies and SPGI became subsidiaries of PIA Delaware (now SGRP) as a result of this "reverse" Merger, the transaction has been accounted for as a purchase by the SPAR Marketing Companies of the PIA Companies, with the books and records of the Company being adjusted to reflect the historical operating results of the SPAR Marketing Companies (together with certain intermediate holding companies and subsidiaries formed after the merger, the "SPAR Companies").


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

         Acquisitions:

         The Company is seeking to acquire businesses or enter into joint ventures or other arrangements with companies that offer similar merchandising services both in the United States and worldwide. The Company believes that increasing industry expertise, adding product segments, and increasing its geographic breadth will allow it to service its clients more efficiently and cost effectively. As part of its acquisition strategy, the Company is actively exploring a number of potential acquisitions, predominately in its core merchandising service businesses (which includes in-store product demonstration businesses). Through such acquisitions, the Company may realize additional operating and revenue synergies and may leverage existing relationships with manufacturers, retailers and other businesses to create cross-selling opportunities. However, there can be no assurance that any of the acquisitions will occur or whether, if completed, the integration of the acquired businesses will be successful or the anticipated efficiencies and cross-selling opportunities will occur.

         In February 2003, the Company purchased the business and certain assets of All Store Marketing Services, Inc. ("ASMS"), a Texas corporation that specialized in providing in-store product demonstrations. In connection with the acquisition of ASMS, the Company entered into an employment agreement with the President of ASMS for a period of two years. In June 2003, the Company purchased the business and certain assets of Impulse Marketing Solutions ("IMS"), a Canadian company that specialized in providing merchandising services in Canada. In connection with the purchase of the business and certain assets of IMS, the Company entered into a consulting agreement with a corporation that furnishes the services of the former President and a second senior officer of IMS, which agreement expires on December 31, 2006. In July 2003, the Company entered into a joint venture agreement with a company based in Istanbul to provide retail-merchandising services throughout Turkey. The start-up joint venture limited liability company will operate under the English name of SPAR Turkey Ltd. and is 51% owned by the Company. In December of 2003, the Company acquired the business and certain assets of NMI Acquisition Partners, LLC (also known as Megaforce), a Georgia company that specialized in providing in-store merchandising services throughout the United States, and employs the former President of Megaforce. In December of 2003, the Company entered into an agreement to purchase the business and certain assets of Bert Fife & Associates, Inc., and related Companies ("Fife"), which specialized in providing in-store product demonstrations. As part of the agreement the Company entered into a one year consulting agreement with the President of Fife. The purchase was completed in January 2004. The effect of these acquisitions and joint ventures was not considered material to the Company's financial statements or results of operations for 2003.


         Improve Operating Efficiencies:

         The Company will continue to seek greater operating efficiencies. The Company believes that its existing field force and technology infrastructure can support additional customers and revenue in the Merchandising Services Division. At the corporate level, the Company will continue to streamline certain administrative functions, such as accounting and finance, insurance, strategic marketing and legal support.

         Leverage and Improve Technology:

         The Company intends to continue to utilize computer (including hand-held computers), Internet, and other technology to enhance its efficiency and ability to provide real-time data to its customers, as well as, maximize the speed of communication, and logistical deployment of its merchandising specialists. Industry sources indicate that customers are increasingly relying on marketing service providers to supply rapid, value-added information regarding the results of marketing expenditures on sales and profits. The Company (together with certain of its affiliates) has developed and owns proprietary Internet-based software technology that allows it to utilize the Internet to communicate with its field management, schedule its store-specific field operations more efficiently, receive information and incorporate the data immediately, quantify the benefits of its services to customers faster, respond to customers' needs quickly and implement programs rapidly. The Company has successfully modified and is currently utilizing certain of its software applications in connection with its international ventures. The Company believes that it can continue to improve, modify and adapt its technology to support merchandising and other marketing services for additional customers and projects in the United States and in other foreign markets. The Company also believes that its proprietary Internet-based software technology gives it a competitive advantage in the marketplace.


DESCRIPTION OF SERVICES

         The Company currently provides a broad array of merchandising and other marketing services on a national, regional and local basis to leading home entertainment, general merchandise, consumer goods, food, and health and beauty care manufacturers and retail companies through its Merchandising Services Division.

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

Merchandising Services Division

         The Company provides a broad array of merchandising services on a national, regional, and local basis to manufacturers and retailers. The Company provides its merchandising and other marketing services primarily on behalf of consumer product manufacturers at mass merchandiser, drug and retail grocery chains. The Company currently provides three principal types of merchandising and marketing services: syndicated services, dedicated services and project services.

         Syndicated Services

         Syndicated services consist of regularly scheduled, routed merchandising services provided at the retail store level for various manufacturers. These services are performed for multiple manufacturers, including, in some cases, manufacturers whose products are in the same product category. Syndicated services may include activities such as:

        o       Reordering and replenishment of products
        o Ensuring that the clients' products authorized for distribution are in stock and on the shelf
        o Adding new products that are approved for distribution but not yet present on the shelf
        o       Designing and implementing store planogram schematics
        o Setting product category shelves in accordance with approved store schematics
        o       Ensuring that product shelf tags are in place
        o       Checking for overall salability of the clients' products
        o       Placing new product and promotional items in prominent positions

         Dedicated Services

         Dedicated services consist of merchandising services, generally as described above, which are performed for a specific retailer or manufacturer by a dedicated organization, including a management team working exclusively for that retailer or manufacturer. These services include many of the above activities detailed in syndicated services, as well as, new store set-ups, store remodels and fixture installations. These services are primarily based on agreed-upon rates and fixed management fees.

         Project Services

         Project services consist primarily of specific in-store services initiated by retailers and manufacturers, such as new store openings, new product launches, special seasonal or promotional merchandising, focused product support product recalls, in-store product demonstrations and in-store product sampling. The Company also performs other project services, such as new store sets and existing store resets, re-merchandising, remodels and category implementations, under annual or stand-alone project contracts or agreements.

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

         The Company believes that providing merchandising and other marketing services timely, accurately and efficiently, as well as, delivering timely and accurate reports to its clients, are two key components of its success. The
Company has developed Internet-based logistic deployment, communications, and reporting systems that improve the productivity of its merchandising specialists and provide timely data and reports to its customers. The Company's merchandising specialists use hand-held computers, personal computers and laptop computers to report through the Internet and Interactive Voice Response (IVR) to report through its Auburn Hills teleservices center the status of each store they service upon completion. Merchandising specialists may report on store conditions (e.g. out of stocks, inventory, display placement) or scan and process new orders for products. This information is analyzed and displayed on graphical execution maps, which can be accessed by both the Company and its customers via the Internet. These execution maps visually depict the status of every merchandising project in real time.

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

International Division

         The Company believes another current trend in business is globalization. As companies expand into foreign markets they will need assistance in marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its Internet-based technology and business model that are successful in the United States. In July 2000, the Company established its International Division to cultivate foreign markets, modify the necessary systems and implement the Company's business model worldwide by expanding its merchandising services business off shore. The Company formed an International Division task force consisting of members of the Company's information technology, operations and finance groups to evaluate and develop foreign markets. In 2001, the Company and a leading Japanese based distributor established a joint venture to provide the latest in-store merchandising services to the Japanese market. In 2003, the Company expanded its international presence to Canada and Turkey by acquiring a Canadian merchandising company and entering into a start-up joint venture in Turkey. Key to the Company's international strategy is the translation of several of its proprietary Internet-based logistical, communications and reporting software applications into the native language of any market the Company enters. As a result of this requirement for market penetration, the Company has developed translation software that can quickly convert its proprietary software into various languages. Through its computer facilities in Auburn Hills, Michigan, the Company provides worldwide access to its proprietary logistical, communications and reporting software. In addition, the Company maintains offices in Greece and Australia to assist in its international efforts. The Company is actively pursuing expansion into various other markets.


SALES AND MARKETING

Merchandising Services Division

         The Company's sales efforts within its Merchandising Services Division are structured to develop new business in national, regional and local markets. The Company's corporate business development team directs its efforts toward the senior management of prospective clients. Sales strategies developed at the Company's headquarters are communicated to the Company's sales force for execution. The sales force, located nationwide, work from both Company and home offices. In addition, the Company's corporate account executives play an important role in the Company's new business development efforts within its existing manufacturer and retailer client base.

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

         The Company's business development process includes a due diligence period to determine the objectives of the prospective client, the work required to be performed to satisfy those objectives and the market value of such work to be performed. The Company employs a formal cost development and proposal process that determines the cost of each element of work required to achieve the prospective client's objectives. These costs, together with an analysis of market rates, are used in the development of a formal quotation that is then reviewed at various levels within the organization. The pricing of this internal proposal must meet the Company's objectives for profitability, which are established as part of the business planning process. After approval of this quotation, a detailed proposal is presented to and approved by the prospective client.

International Division

         The Company's marketing efforts within its International Division are designed to develop new business internationally. The Company maintains offices in Greece and Australia to assist in these efforts. The Division's corporate business development team targets specific areas and develops strategic relationships to cultivate business for worldwide expansion.

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

         One customer, a division of a major retailer, accounted for 30%, 26% and 25% of the Company's net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. This customer also accounted for approximately 30%, 43% and 24% of accounts receivable at December 31, 2003, 2002 and 2001, respectively. In late 2003, the customer's parent company announced that it was exploring strategic opportunities, including the sale of this division. In the event of a sale, there can be no assurances that any purchaser will continue to use the services of the Company. The loss of this business could have a material adverse effect on the Company's business, results of operations and financial condition.

         A second customer accounted for 10%, 11% and 9% of the Company's net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. This second customer also accounted for approximately 9%, 5% and 4% of accounts receivable at December 31, 2003, 2002 and 2001, respectively. As of March 2004, the Company will no longer be providing services for this customer. Failure to attract new large customers could significantly impede the growth of the Company's revenues, which could have a material adverse effect on the Company's future business, results of operations and financial condition.

         In addition, approximately 17%, 24% and 31% of net revenues for the years ended December 31, 2003, 2002 and 2001, respectively, resulted from merchandising services performed for manufacturers and others at Kmart. Kmart filed for protection under the U.S. Bankruptcy Code in January of 2002 and emerged from bankruptcy in May of 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships are with various manufacturers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company. As of August 31, 2003, one customer discontinued its merchandising programs with the Company. Some, but not all, of these programs were performed at Kmart stores. This customer accounted for 10%, 17% and 12% of the business generated from Kmart for the twelve-months ended December 31, 2003, 2002 and 2001, respectively.

International Division

         The Company believes that the potential international customers for this division have similar profiles to its Merchandising Services Division customers. The Company is currently operating in Japan, Canada and Turkey. The Company is actively pursuing expansion to Europe and other markets.

COMPETITION

         The marketing services industry is highly competitive.

         Competition in the Company's Merchandising Services Division arises from a number of large enterprises, many of which are national in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its clients and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in the mass merchandiser and chain drug store channels of trade. The Company also believes it has the ability to execute major national in-store initiatives and develop and administer national retailer programs. Finally, the Company believes that, through the use and continuing improvement of its proprietary Internet software, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.

TRADEMARKS

         The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. See "Industry Overview" and "Competition".

EMPLOYEES

         As  of  December  31,  2003,  the  Company's   Merchandising   Services
Division's labor force consisted of approximately 6,750 people, of which approximately 170 full-time employees and approximately 500 part-time employees are employed by the Company and approximately 6,000 independent contractors and approximately 80 full-time employees are furnished principally through related parties, (see Item 13 - Certain Relationships and Related Transactions, below), of which 243 full-time employees were engaged in operations and 13 were engaged in sales. The Company considers its relations with its employees to be good. The Company's Merchandising Services Division also utilized the services of its affiliate, SPAR Management Services, Inc. ("SMSI"), to schedule and supervise its field force, including its own part-time employees as well as the independent contractors furnished by another affiliate SPAR Marketing Services, Inc. ("SMS") (see Item 13 - Certain Relationships and Related Transactions, below).

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

Dependency on Largest Customers

         One customer, a division of a major retailer, accounted for 30%, 26% and 25% of the Company's net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. This customer also accounted for approximately 30%, 43% and 24% of accounts receivable at December 31, 2003, 2002 and 2001, respectively. In late 2003, the customer's parent company announced that it was exploring strategic opportunities including the sale of this division. In the event of a sale, there can be no assurances that any purchaser will continue to use the services of the Company. The loss of this business could have a material adverse effect on the Company's business, results of operations and financial condition.

         A second customer accounted for 10%, 11% and 9% of the Company's net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. This second customer also accounted for approximately 9%, 5% and 4% of accounts receivable at December 31, 2003, 2002 and 2001, respectively. As of March 2004, the Company will no longer be providing services for this customer. Failure to attract new large customers could significantly impede the growth of the Company's revenues, which could have a material adverse effect on the Company's future business, results of operations and financial condition.

         In addition, approximately 17%, 24% and 31% of net revenues for the years ended December 31, 2003, 2002 and 2001, respectively, resulted from merchandising services performed for manufacturers and others at Kmart. Kmart filed for protection under the U.S. Bankruptcy Code in January of 2002 and emerged from bankruptcy in May of 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships are with various manufacturers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company. As of August 31, 2003, one customer discontinued its merchandising programs with the Company. Some but not all of these programs were performed at Kmart stores. This customer accounted for 10%, 17%, and 12% of the business generated from Kmart for the twelve-months ended December 31, 2003 2002 and 2001, respectively.

Dependence on Trend Toward Outsourcing

         The business and growth of the Company depends in large part on the continued trend toward outsourcing of marketing services, which the Company believes has resulted from the consolidation of retailers and manufacturers, as well as, the desire to seek outsourcing specialists and reduce fixed operation expenses. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the retail, manufacturing or business services industry not to use, or to reduce the use of, outsourced marketing services such as those provided by the Company, could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

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

Variability of Operating Results and Uncertainty in Customer Revenue

         The Company has experienced and, in the future, may experience fluctuations in quarterly operating results. Factors that may cause the Company's quarterly operating results to vary and from time to time and may result in reduced revenue include: (i) the number of active customer projects;
(ii) customer delays, changes and cancellations in projects; (iii) the timing requirements of customer projects; (iv) the completion of major customer projects; (v) the timing of new engagements; (vi) the timing of personnel cost increases; and (vii) the loss of major customers. In particular, the timing of revenues is difficult to forecast for the home entertainment industry because timing is dependent on the commercial success of particular product releases of customers. In the event that a particular release is not widely accepted by the public, the Company's revenue could be significantly reduced. In addition, the Company is subject to revenue uncertainties resulting from factors such as unprofitable customer work and the failure of customers to pay. The Company attempts to mitigate these risks by dealing primarily with large credit-worthy customers, by entering into written agreements with its customers and by using project budgeting systems. These revenue fluctuations could materially and adversely affect the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

Failure to Develop New Products

         A key element of the Company's growth strategy is the development and sale of new products. While several new products are under current development, there can be no assurance that the Company will be able to successfully develop and market new products. The Company's inability or failure to devise useful merchandising or marketing products or to complete the development or implementation of a particular product for use on a large scale, or the failure of such products to achieve market acceptance, could adversely affect the Company's ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

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

Uncertainty of Financing for, and Dilution Resulting from, Future Acquisitions

         The timing, size and success of acquisition efforts and any associated capital commitments cannot be readily predicted. Future acquisitions may be financed by issuing shares of the Company's Common Stock, cash, or a combination of Common Stock and cash. If the Company's Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept the Company's Common Stock as part of the consideration for the sale of their businesses, the Company may be required to obtain additional capital through debt or equity financings. To the extent the Company's Common Stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders. There can be no assurance that the Company will be able to obtain the additional financing it may need for its acquisitions on terms that the Company deems acceptable. Failure to obtain such capital would materially adversely affect the Company's ability to execute its growth strategy.

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

Economic and Retail Uncertainty

         The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism on consumer and business behavior, make it difficult for the Company, its vendors and its customers to accurately forecast and plan future business activities. Substantially all of the Company's key customers are either retailers or those seeking to do product merchandising at retailers. If the retail industry experiences a significant economic downturn, a reduction in product sales could significantly decrease the Company's revenues. The Company also has risks associated with its customers changing their business plans and/or reducing their marketing budgets in response to economic conditions, which could also significantly decrease the Company's revenues. Such revenue decreases could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

Significant Stockholders: Voting Control and Market Illiquidity

         Mr. Robert G. Brown, founder, director, Chairman, President and Chief Executive Officer of the Company, beneficially owns approximately 45.7% of the Company's outstanding Common Stock, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company beneficially owns approximately 29.7% of the Company's outstanding Common Stock. These stockholders have, should they choose to act together, and under certain circumstances Mr. Brown acting alone has, the ability to control all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions.

         In addition, although the Company Common Stock is quoted on the Nasdaq National Market, the trading volume in such stock may be limited and an investment in the Company's securities may be illiquid because the founders own a significant amount of the Company's stock.

Dependence Upon and Potential Conflicts in Services Provided by Affiliates

         The success of the Company's business is dependent upon the successful execution of its field services by SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), as well as the programming services provided by SPAR Infotech, Inc. ("SIT"), each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company's financial statements. SMS provides substantially all of the field representatives used by the Company in conducting its business (85% of field expense in 2003), and SMSI provides substantially all of the field management services used by the Company in conducting its business. These services provided to the Company by SMS and SMSI are on a cost-plus basis pursuant to contracts that are cancelable on 60 days notice prior to December 31 of each year, commencing in 1997, or with 180 days notice at any other time. SIT provides substantially all of the Internet programming services and other computer programming needs used by the Company in conducting its business (see Item 13 - Certain Relationships and Related Transactions, below), which are provided to the Company by SIT on an hourly charge basis pursuant to a contract that is cancelable on 30 days notice. The Company has determined that the services provided by SMS, SMSI and SIT are at rates favorable to the Company.

         SMS, SMSI, SIT and certain other affiliated companies (collectively, the "SPAR Affiliates") are owned solely by Mr. Robert G. Brown, founder, director, Chairman, President and Chief Executive Officer of the Company, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company, who also are each directors and executive officers of the SPAR Affiliates (see Item 13 - Certain Relationships and Related Transactions, below). In the event of any dispute in the business relationships between the Company and one or more of the SPAR Affiliates, it is possible that Messrs. Brown and Bartels may have one or more conflicts of interest with respect to those relationships and could cause one or more of the SPAR Affiliates to renegotiate or cancel their contracts with the Company or otherwise act in a way that is not in the Company's best interests.

         While the Company's relationships with SMS, SMSI, SIT and the other SPAR Affiliates are excellent, there can be no assurance that the Company could (if necessary under the circumstances) replace the field representatives and management currently provided by SMS and SMSI, respectively, or replace the Internet and other computer programming services provided by SIT, in sufficient time to perform its customer obligations or at such favorable rates in the event the SPAR Affiliates no longer performed those services. Any cancellation, other nonperformance or material pricing increase under those affiliate contracts could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

The Company has not paid and does not intend to pay cash Dividends

         The Company has not paid dividends in the past, intends to retain any earnings or other cash resources to finance the expansion of its business and for general corporate purposes, and does not intend to pay dividends in the future.

Risks Associated with International Joint Ventures

         While the Company endeavors to limit its exposure for claims and losses in any international joint ventures through contractual provisions, insurance and use of single purpose entities for such ventures, there can be no assurance that the Company will not be held liable for the claims against and losses of a particular international joint venture under applicable local law or local interpretation of any joint venture or insurance provisions. If any such claims and losses should occur, be material in amount and be successfully asserted against the Company, such claims and losses could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

Item 2.  Properties.

         The Company maintains its corporate headquarters in approximately 6,000 square feet of leased office space located in Tarrytown, New York, under a lease with a term expiring in May 2004. The Company is exploring various leasing options, including an extension of its existing lease.

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

         The following is a list of the locations where the Company maintains leased facilities for its division offices and subsidiaries:

        Location                        Office Use
        ------------------------------- ----------------------------------------
        Tarrytown, NY                   Corporate Headquarters
        Auburn Hills, MI                Regional Office, Warehouse and Teleservices Center
        Eden Prairie, MN                Regional Office
        Cincinnati, OH                  Regional Office
        Largo, FL                       Regional Office
        Toronto, Ontario CAN            Regional Office

         Although the Company believes that its existing facilities are adequate for its current business, new facilities may be added should the need arise in the future.

Item 3.  Legal Proceedings.

         On October 24, 2001, Safeway Inc., a former customer of the PIA Merchandising Co., Inc., and Pivotal Sales Company, filed a complaint alleging damages of approximately $3.6 million plus interest and costs and alleged punitive damages in an unspecified amount against the Company in Alameda County Superior Court, California, Case No. 2001028498 with respect to (among other things) alleged breach of contract. On or about December 30, 2002, the Court approved the filing of Safeway Inc.'s Second Amended Complaint, which alleges causes of action for (among other things) breach of contract against the Company, PIA Merchandising Co., Inc. and Pivotal Sales Company. The Second Amended Complaint was filed with the Court on January 13, 2003, and does not specify the amount of monetary damages sought. No punitive or exemplary damages are sought in Safeway Inc.'s Second Amended Complaint. This case is being vigorously contested by the Company.

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

                                          2002                          2003
                                -------------------------    ---------------------------
                                      High       Low               High         Low
          First Quarter          $  2.41       $  1.60        $  3.60       $  2.42
          Second Quarter            2.50          2.00           5.55          3.05
          Third Quarter             2.82          1.96           5.32          3.17
          Fourth Quarter            4.92          1.91           4.57          3.00

         As of December 31, 2003, there were approximately 600 beneficial shareholders of the Company's Common Stock.

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

                                SPAR Group, Inc.
                 Condensed Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                                            Year Ended December 31,
                                                          ------------------------------------------------------------
                                                            2003         2002         2001         2000        1999(2)
                                                          --------     --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
Net revenues                                              $ 64,859     $ 69,612     $ 70,891     $ 81,459     $ 79,613
Cost of revenues                                            42,338       40,331       40,883       50,278       50,499
                                                          --------     --------     --------     --------     --------
Gross profit                                                22,521       29,281       30,008       31,181       29,114
Selling, general and administrative expenses                20,967       18,804       19,380       24,761       23,213
Depreciation and amortization                                1,529        1,844        2,682        2,383        1,204
                                                          --------     --------     --------     --------     --------
Operating income                                                25        8,633        7,946        4,037        4,697
Other expense (income)                                         237          (26)         107         (790)         (90)
Interest expense                                               269          363          561        1,326          976
                                                          --------     --------     --------     --------     --------
(Loss) income from continuing operations before
   provision for income taxes                                 (481)       8,296        7,278        3,501        3,811
Income tax provision                                            58        2,998        3,123          780        3,743
                                                          --------     --------     --------     --------     --------
(Loss) income from continuing operations                      (539)       5,298        4,155        2,721           68

Discontinued operations:
Loss from discontinued operations net of tax benefits
   of $935, $858 and $595, respectively                          -            -       (1,597)      (1,399)        (563)
Estimated loss on disposal of discontinued
   operations, including provision of $1,000 for
   losses during phase-out period and disposal costs
   net of tax benefit of $2,618                                  -            -       (4,272)           -            -
                                                          --------     --------     --------     --------     --------
Net (loss) income                                         $   (539)    $  5,298     $ (1,714)    $  1,322     $   (495)
                                                          ========     ========     ========     ========     ========

Unaudited pro forma data (1)
                                                                                                              --------
Income from continuing operations before provision for
   income taxes                                                                                               $  3,811
Pro forma income tax provision                                                                                   1,840
                                                                                                              --------
Pro forma income from continuing operations                                                                      1,971
Pro forma loss from discontinued operations net of
   pro forma tax benefit of $429                                                                                  (729)
Pro forma net income                                                                                          $  1,242
                                                                                                              ========
Basic/diluted net (loss) income per common share:
Actual/Pro forma (loss) income from continuing
operations                                                $ (0.03 )    $   0.28     $   0.23     $   0.15     $   0.13
                                                          --------     --------     --------     --------     --------
Discontinued operations:
Actual/Pro forma loss from discontinued operations               -            -        (0.09)       (0.08)       (0.05)
Estimated loss on disposal of discontinued operations            -            -        (0.23)           -            -
                                                          --------     --------     --------     --------     --------
Loss from discontinued operations                                -            -        (0.32)       (0.08)       (0.05)
                                                          --------     --------     --------     --------     --------
Actual/Pro-forma net (loss) income                        $  (0.03)    $   0.28     $  (0.09)    $   0.07     $   0.08
                                                          ========     ========     ========     ========     ========
Actual/Pro forma weighted average shares outstanding
  - basic                                                   18,855       18,761       18,389       18,185       15,361
Actual/Pro forma weighted average shares outstanding
  - diluted                                                 18,855       19,148       18,467       18,303       15,367

                                                                    December 31,
                                            -------------------------------------------------------
                                             2003        2002        2001        2000        1999(2)
                                            ------      ------      ------      ------       ------
BALANCE SHEET DATA:
-------------------
Working capital (deficiency)              $  4,085    $  6,319    $  8,476    $ (2,273)    $   (639)
Total assets                                27,870      28,800      41,155      48,004       54,110
Current portion of long-term debt            4,084           -          57       1,143        1,147
Line of credit and long-term debt, net         270         383      13,287      10,093       16,009
Total stockholders' equity                  16,023      16,592      10,934      12,240       10,886
                                          ========    ========    ========    ========     ========

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         In the United States, the Company provides merchandising services to manufacturers and retailers principally in mass merchandiser, drug store, grocery, and other retail trade classes through its Merchandising Services Division. Internationally, the Company provides in-store merchandising services through a wholly owned subsidiary in Canada and a 50% owned joint venture in Japan. The Company also owns a 51% interest in a joint venture established to provide merchandising services in Turkey. The Company accounts for its investment in the Japanese joint venture utilizing the equity method and consolidates both Canada and Turkey into the Company's financial statements.

         In December 2001, the Company decided to divest its Incentive Marketing Division and recorded an estimated loss on disposal of SPAR Performance Group, Inc., now called STIMULYS, Inc. ("SPGI"), of approximately $4.3 million, net of taxes, including a $1.0 million reserve recorded for the anticipated cost to divest SPGI and any anticipated losses through the divestiture date.

         On June 30, 2002, SPAR Incentive Marketing, Inc. ("SIM"), a wholly owned subsidiary of the Company, entered into a Stock Purchase and Sale Agreement with Performance Holdings, Inc. ("PHI"), a Delaware corporation headquartered in Carrollton, Texas. Pursuant to that agreement, SIM sold all of the stock of SPGI, its subsidiary, to PHI for $6.0 million. As a condition of the sale, PHI issued and contributed 1,000,000 shares of its common stock to Performance Holdings, Inc. Employee Stock Ownership Plan, which became the only shareholder of PHI.

         SIM's results (including those of SPGI) were reclassified as discontinued operations for all periods presented. The results of operations of the discontinued business segment are shown separately below net income from continuing operations. Accordingly, the 2002 consolidated statements of operations of the Company have been prepared, and its 2001 and 2000 consolidated statement of operations have been restated, to report the results of discontinued operations of SIM (including those of SPGI) separately from the continuing operations of the Company, and the following discussions reflect such restatement.

         In October 2002, the Company dissolved its Technology Division that was established in March 2000 for the purpose of marketing its proprietary Internet-based computer software. The operations of this subsidiary were not material.

Critical Accounting Policy & Estimates

         The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 2 to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, business combination accounting, and discontinued business accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Three critical accounting policies are revenue recognition, allowance for doubtful accounts and sales allowance, and internal use software development costs:

         Revenue Recognition

         The Company's services are provided under contracts or agreements that consist primarily of service fees and per unit fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. The Company's per unit contracts or agreements provide for fees to be earned based on the retail sales of client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable and are reported to the Company.

         Allowance for Doubtful Accounts and Sales Allowance

         The Company continually monitors the collectability of its accounts receivable based upon current customer credit information and other information available. Utilizing this information, the Company has established an allowance for doubtful accounts of $515,000 and $301,000 at December 31, 2003 and 2002, respectively. The Company also recorded a sales allowance of $448,000 to properly reflect potential customer credits as of December 31, 2003.

         Internal Use Software Development Costs

         The Company under the rules of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, capitalizes certain costs incurred in connection with developing or obtaining internal use software. Capitalized software development costs are amortized over three years.

         The Company capitalized $1,004,000, $772,000 and $430,000 of costs related to software developed for internal use in 2003, 2002 and 2001, respectively.


Results of operations

         The following table sets forth selected financial data and such data as a percentage of net revenues for the periods indicated.

                                                         Year Ended                Year Ended                 Year Ended
                                                      December 31, 2003         December 31, 2002         December 31, 2001
                                                  -------------------------------------------------------------------------------
                                                                              (dollars in millions)
                                                     Dollars          %         Dollars         %          Dollars          %
                                                  --------------  ----------  -----------  -----------  ------------  -----------
Net revenues                                        $  64.9         100.0%      $  69.6      100.0%      $   70.9       100.0%
Cost of revenues                                       42.3          65.3          40.3       57.9           40.9        57.7
Selling, general & administrative expenses             21.0          32.3          18.8       27.0           19.4        27.4
Depreciation & amortization                             1.5           2.3           1.8        2.6            2.7         3.8
Other income & expenses, net                            0.5           0.8           0.4        0.6            0.6         0.8
                                                  --------------  ----------  -----------  -----------   -----------  -----------
(Loss) income from continuing operations before        (0.4)         (0.7)          8.3       11.9            7.3        10.3
   income tax provision
Income tax provision                                    0.1           0.1           3.0        4.3            3.1         4.4
                                                  --------------  ----------  -----------  -----------   -----------  -----------
(Loss) income from continuing operations               (0.5)         (0.8)%         5.3        7.6%           4.2         5.9%

Discontinued operations:
Loss  from  discontinued  operations,  net of tax
benefits                                                 -                           -                       (1.6)
Estimated   loss  on  disposal  of   discontinued
   operations, net of tax benefits                       -                           -                       (4.3)
                                                  --------------              -----------               ------------
Net (loss) income                                 $    (0.5)                  $     5.3                   $  (1.7)
                                                  ==============              ===========               ============

Results from continuing operations for the twelve months ended December 31, 2003, compared to twelve months ended December 31, 2002


Net Revenues

         Net Revenues from operations for the twelve months ended December 31, 2003, were $64.9 million, compared to $69.6 million for the twelve months ended December 31, 2002, a 6.8% decrease. The decrease of 6.8% in net revenues is primarily attributed to decreased business in mass merchandiser chains. The decrease in net revenues was caused by decreased per unit fee revenue resulting from lower retail sales of customer products and the loss of a particular client, partially offset by increases in service fee revenue.


Cost of Revenues

         Cost of revenues from operations consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues increased by $2.0 million in 2003 and as a percentage of net revenues was 65.3% for the twelve months ended December 31, 2003, compared to 57.9% for the twelve months ended December 31, 2002, a 5.0% increase. Approximately 85% and 76% of the field services were purchased from the Company's affiliate, SMS, in 2003 and 2002, respectively (see Item 13 - Certain Relationships and Related Transactions, below). SMS's increased share of field services resulted from its more favorable cost structure. The increase in cost as a percentage of net revenues is primarily a result of a decrease in per unit fee revenues that do not have a proportionate decrease in cost. As discussed above under Critical Accounting Policies/Revenue Recognition, the Company's revenue consists of: (1) service fee revenue, which is earned when the merchandising services are performed and, therefore, has proportionate costs in the period the services are performed; and (2) per unit fee revenue, which is earned when the client's product is sold to the consumer at retail, not when the services are performed and, therefore, does not have proportionate costs in the period the revenue is earned. Since the merchandising service and the related costs associated with per unit fee revenue are normally performed prior to the retail sale, and the retail sales of client products are influenced by numerous factors including consumer tastes and preferences, and not solely by the merchandising service performed, in any given period, the cost of per unit fee revenues may not be directly proportionate to the per unit fee revenue.

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

                                             Year Ended                 Year Ended          Increase
                                          December 31, 2003         December 31, 2002       (decrease)
                                         -------------------       -------------------      ---------
                                                            (dollars in millions)
                                         Dollars          %        Dollars          %            %
                                         -------        ----       -------        ----         ----
Selling, general & administrative        $  21.0        32.3%      $  18.8        27.0%        12.0%
Depreciation and amortization                1.5         2.3           1.8         2.6        (17.1)%
                                         -------        ----       -------        ----         ----

Total operating expenses                 $  22.5        34.6%      $  20.6        29.6%         9.4%
                                         =======        ====       =======        ====         ====


         Selling, general and administrative expenses increased by $2.2 million, or 12.0%, for the twelve months ended December 31, 2003, to $21.0 million compared to $18.8 million for the twelve months ended December 31, 2002. This increase was due primarily to increases in travel related expense $0.4 million, postage and material expense $0.6 million, stock option expense for non-employees $0.4 million and increase in bad debt expense $0.6 million.

         Depreciation and amortization decreased by $315,000 for the twelve months ended December 31, 2003, primarily due to older, higher priced assets becoming fully depreciated.

Interest Expense

         Interest expense decreased $94,000 to $269,000 for the twelve months ended December 31, 2003, from $363,000 for the twelve months ended December 31, 2002, due to decreased debt levels as well as decreased interest rates in 2003.

Income Taxes

         The provision for income taxes was $0.1 million and $3.0 million for the twelve months ended December 31, 2003 and December 31, 2002, respectively. The tax provision for 2003 reflects minimum tax requirements for state filings. The effective tax rate was 36.1% for 2002.

Net (Loss) Income

         The SPAR Group had a net loss of approximately $539,000 or $0.03 per basic and diluted share for the twelve months ended December 31, 2003, compared to a net income of approximately $5.3 million or $0.28 per basic and diluted shares for the twelve months ended December 31, 2002 because of the factors described above.

Off Balance Sheet Arrangements

         None.

Results from continuing operations for the twelve months ended December 31, 2002, compared to twelve months ended December 31, 2001


Net Revenues

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


                                                 Year Ended                      Year Ended               Increase
                                              December 31, 2002               December 31, 2001          (decrease)
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

Income Taxes

         The provision for income taxes was $3.0 million and $3.1 million for the twelve months ended December 31, 2002 and December 31, 2001, respectively. The effective tax rate was 36.1% and 42.9% for 2002 and 2001, respectively. The decrease in the effective tax rate in 2002 is primarily due to the non-amortization of goodwill (as discussed in Note 2 to the financial statements) that was previously expensed in 2001 and was not deductible for tax purposes.

Discontinued Operations

                                                           Six Months Ended            Year Ended
                                                             June 30, 2002         December 31, 2001
                                                         ----------------------  -----------------------
                                                                     (dollars in millions)
                                                          Dollars        %        Dollars         %
                                                         -----------  ---------  -----------  ----------
     Net revenues                                        $   15.7      100.0%   $  31.2         100.0%
     Cost of revenues                                        13.1       83.2       26.0          83.4
     Selling, general and administrative expenses             2.8       17.9        5.7          18.4
     Depreciation and amortization                            0.1        0.8        1.2           3.4


         The Incentive Marketing Division was divested in June 2002 under a plan adopted in 2001. Net revenues from the Incentive Marketing Division for the six months ended June 30, 2002, were $15.7 million, compared to $31.2 million for the twelve months ended December 31, 2001.

         Cost of revenues in the Incentive Marketing Division consists of direct labor, independent contractor expenses, food, beverages, entertainment and travel costs. Cost of revenue as a percentage of net revenues of 83.2%, for the six months ended June 30, 2002, was consistent with 83.4% for the twelve months ended December 31, 2001.

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

Liquidity and Capital Resources

         In the twelve months ended December 31, 2003, the Company had a net loss of $539,000. Net cash provided by operating activities for the twelve months ended December 31, 2003, was $3.4 million, compared with net cash provided by operations of $12.7 million for the twelve months ended December 31, 2002. Cash provided by operating activities in 2003 was primarily a result of decreases in accounts receivable, increases in accounts payable and other current liabilities, partially offset by decreases in restructuring charges, and by increases in prepaid expenses and deferred tax assets and net operating losses.

         Net cash used in investing activities for the twelve months ended December 31, 2003, was $2.9 million, compared with net cash used of $1.2 million for the twelve months ended December 31, 2002. The net cash used in investing activities in 2003 resulted primarily from the purchases of property and equipment and acquisition of businesses.

         Net cash used in financing activities for the twelve months ended December 31, 2003, was $0.5 million, compared with net cash used in financing activities of $11.5 million for the twelve months ended December 31, 2002. The net cash used in financing activities in 2003 was primarily due to payments to shareholders and purchases of treasury stock, partially offset by borrowings on the line of credit.

         The above activity resulted in no change in cash and cash equivalents for the twelve months ended December 31, 2003 as all excess cash is utilized to pay down the line of credit.

         At December 31, 2003, the Company had positive working capital of $4.1 million as compared to $6.3 million at December 31, 2002. The decrease in working capital is due to decreases in accounts receivable and deferred taxes, increases in other current liabilities and accounts payable, and an increase in the Company's bank line of credit, partially offset by, increases in prepaid expenses. The Company's current ratio was 1.35 and 1.53 at December 31, 2003 and 2002, respectively.

         In January 2003, the Company and Whitehall Business Credit Corporation ("Whitehall"), as successor to the business of IBJ Whitehall Business Credit Corporation, entered into the Third Amended and Restated Revolving Credit and Security Agreement and related documents (as amended, collectively, the "New Credit Facility"). The New Credit Facility provides the Company with a $15.0 million revolving credit facility that matures on January 23, 2006. The New Credit Facility allows the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The New Credit Facility bears interest at Whitehall's "Alternative Base Rate" (a total of 4.0% per annum at December 31,
2003) or LIBOR plus two and one-half percent and is secured by all the assets of the Company and its subsidiaries.

         The New Credit Facility replaces a previous 1999 agreement, as amended, between the Company and Whitehall (the "Old Credit Facility") that was scheduled to mature on February 28, 2003. The Old Credit Facility provided for a $15.0 million revolving credit facility, as well as, a $2.5 million term loan. The old revolving facility allowed the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the old agreement (principally 85% of "eligible" accounts receivable). The term loan under the Old Credit Facility amortized in equal monthly installments of $83,334 and was repaid in full as of December 31, 2001.

         Both Credit Facilities contain an option for Whitehall to purchase 16,667 shares of Common Stock of the Company for $0.01 per share in the event that the Company's average closing share price over a ten consecutive trading day period exceeds $15.00 per share. This option expired on July 31, 2003.

         The New Credit Facility contains certain financial covenants (amending, restating, and replacing those contained in the Old Credit Facility) that must be met by the Borrowers on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the respective agreement. The Company was in compliance with such financial covenants at December 31, 2003, except for the "Fixed Charge Coverage Ratio" and minimum "EBITDA", for which the Company has secured a waiver from Whitehall.

         The balances outstanding on the revolving line of credit were $4.1 million under the New Revolving Facility at December 31, 2003, and $148,000 under the Old Revolving Facility as of December 31, 2002. In addition, the Company had outstanding Letters of Credit of $737,337 at December 31, 2003, and $842,418 at December 31, 2002. As of December 31, 2003, based upon the borrowing base formula, the Company had availability of $4.6 million of the $10.9 million unused revolving line of credit under the New Revolving Facility.

         In  April  2003,  all  previously   outstanding   amounts  due  certain
stockholders under certain notes were paid in full.

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

         In connection with the sale of SPGI on June 30, 2002, the Company agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "Revolver") through September 30, 2005. The Revolver is secured by a pledge of all the assets of SPGI and is guaranteed by PHI. The SPGI Revolver provides for advances in excess of the borrowing base through September 30, 2003. As of October 1, 2003, the SPGI Revolver was adjusted, as per the agreement, to include a borrowing base calculation (principally 85% of "eligible" accounts receivable). In September 2003, SPGI requested and the Company agreed to provide advances of up to $1.0 million in excess of the borrowing base through September 30, 2004. Under the Revolver terms, SPGI is required to deposit all of its cash to the Company's lockbox. At December 31, 2003, the Company had cash deposits due SPGI totaling approximately $794,000.

Certain Contractual Obligations

         The following table contains a summary of certain of the Company's contractual obligations by category as of December 31, 2003 (in thousands).

--------------------------------------------------------------------------------------------------------------------
          Contractual Obligations                                   Payments due by Period
--------------------------------------------------------------------------------------------------------------------
                                               Total       Less than 1    1-3 years     3-5 years     More than 5
                                                              year                                       years
--------------------------------------------------------------------------------------------------------------------
New Credit Facility                            $ 4,084       $ 4,084      $      -       $     -      $        -
--------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                      2,221           947         1,163           111
--------------------------------------------------------------------------------------------------------------------
Total                                          $ 6,305       $ 5,031       $ 1,163         $ 111       $       -
--------------------------------------------------------------------------------------------------------------------


         In addition to the above table, the Company had agreed to provide a discretionary line of credit to SPGI not to exceed $2.0 million through September 30, 2005. At December 31, 2003, the Company had $737,337 in outstanding Letters of Credit.

         In May 2001, the Company and Paltac, Inc. ("Paltac"), a large Japanese distributor, entered into a joint venture to create a Japanese company, SPAR FM. SPAR FM entered into a Yen 300 million Revolving Credit Agreement with a Japanese bank. The bank required Paltac guarantee the outstanding balance on the revolving credit facility. As part of the joint venture agreement, should Paltac be required to make a payment on its guarantee to the bank, then the Company has agreed to remit to Paltac 50% of any such payment up to a maximum of Yen 150 million or approximately $1.4 million. As of December 31, 2003, SPAR FM has borrowed Yen 100 million under its Revolving Credit Agreement. Therefore, the Company's current exposure to Paltac respecting outstanding loans to SPAR FM at December 31, 2003 would be Yen 50 million or approximately $470,000.

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

Investment Portfolio

         The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. Excess cash is normally used to pay down its revolving line of credit.

Item 8.  Financial Statements and Supplementary Data.

         See Item 15 of this Annual Report on form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covering this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.


Directors and Executive Officers

         The following table sets forth certain information in connection with each person who is or was at December 31, 2003, an executive officer and/or director for the Company or performing an equivalent function for the Company through an affiliate.

Name                                     Age        Position with SPAR Group, Inc. and its affiliates
----                                     ---        -------------------------------------------------
Robert G.  Brown. ................       61         Chairman, Chief Executive Officer, President and Director

William  H.  Bartels .............       60         Vice Chairman and Director

Robert O.  Aders  (1) ............       76         Director, Chairman Governance Committee

Jack W.  Partridge (1) ...........       58         Director, Chairman Compensation Committee

Jerry B.  Gilbert  (1) ...........       69         Director

Lorrence  T.  Kellar (1) .........       66         Director, Chairman Audit Committee

Charles Cimitile .................       49         Chief Financial Officer, Treasurer and Secretary

Kori G. Belzer ...................       38         Chief Operating Officer, SPAR Management Services, Inc.

Patricia Franco ..................       43         Sr. Vice President, SPAR Infotech, Inc.

James R. Segreto .................       55         Controller

--------------------------
(1) Member of the Board's Governance, Compensation and Audit Committees


         Robert G. Brown serves as the Chairman, Chief Executive Officer, President and a Director of the Company and has held such positions since July 8, 1999, the effective date of the merger of the SPAR Marketing Companies with PIA Merchandising Services, Inc. (the "Merger"). Mr. Brown served as the Chairman, President and Chief Executive Officer of the SPAR Marketing Companies (SPAR/Burgoyne Retail Services, Inc. ("SBRS") since 1994, SPAR, Inc. ("SINC") since 1979, SPAR Marketing, Inc. ("SMNEV") since November 1993, and SPAR Marketing Force, Inc. ("SMF") since 1996).

         William H. Bartels serves as the Vice Chairman and a Director of the Company and has held such positions since July 8, 1999 (the effective date of the PIA Merger). Mr. Bartels served as the Vice-Chairman, Secretary, Treasurer and Senior Vice President of the SPAR Marketing Companies (SBRS since 1994, SINC since 1979, SMNEV since November 1993 and SMF since 1996).

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

         Jerry B. Gilbert serves as a Director of the Company and has done so since June 4, 2001. Mr. Gilbert served as Vice President of Customer Relations for Johnson & Johnson's Consumer and Personal Care Group of Companies from 1989 to 1997. Mr. Gilbert joined Johnson & Johnson in 1958 and from 1958-1989 held various executive positions. Mr. Gilbert also served on the Advisory Boards of the Food Marketing Institute, the National Association of Chain Drug Stores and the General Merchandise Distributors Council (GMDC) where he was elected the first President of the GMDC Educational Foundation. He was honored with lifetime achievement awards from GMDC, Chain Drug Review, Drug Store News and the Food Marketing Institute. He is the recipient of the prestigious National Association of Chain Drug Stores (NACDS) Begley Award, as well as the National Wholesale Druggists Association (NWDA) Tim Barry Award. In June 1997, Mr. Gilbert received an Honorary Doctor of Letters Degree from Long Island University.

         Lorrence T. Kellar serves as a Director and the Chairman of the Audit Committee of the Company and has done so since April 2, 2003. Mr. Kellar had a 31-year career with The Kroger Co., where he served in various financial capacities, including Group Vice President for real estate and finance, and earlier, as Corporate Treasurer. He was responsible for all of Kroger's real estate activities, as well as facility engineering, which coordinated all store openings and remodels. Mr. Kellar subsequently served as Vice President, real estate, for K-Mart. He currently is Vice President of Continental Properties Company, Inc. Mr. Kellar also serves on the boards of Frisch's Restaurants and Multi-Color Corporation and is a trustee of the Acadia Realty Trust. He also is a major patron of the arts and has served as Chairman of the Board of the Cincinnati Ballet.

         Charles Cimitile serves as the Chief Financial Officer, Treasurer and Secretary of the Company and has done so since November 24, 1999. Mr. Cimitile served as Chief Financial Officer for GT Bicycles from 1996 to 1999 and Cruise Phone, Inc. from 1995 through 1996. Prior to 1995, he served as the Vice President Finance, Treasurer and Secretary of American Recreation Company Holdings, Inc. and its predecessor company.

         Kori G. Belzer serves as the de facto chief operating officer of the Company's field force through her position as Chief Operating Officer of SPAR
Management Services, Inc. ("SMSI"), and of SPAR Marketing Services, Inc. ("SMS"), each an affiliate of the Company (see Item 13 - Certain Relationships and Related Transactions), and has done so since January 1, 2003, as determined by the Company's Audit Committee. Prior to 2003, Ms. Belzer served as Chief Operating Officer of SMSI and SMS from 2000 through 2002, as Vice President Operations of SMS from 1997 through 2000, and as Regional Director of SMS from 1995 through 1997. Prior to 1995, she served as Client Services Manager for SPAR/Servco, Inc.

         Patricia Franco serves as the de facto chief information officer of the Company through her position as Senior Vice President of SPAR Infotech, Inc. ("SIT"), an affiliate of the Company (see Item 13 - Certain Relationships and
Related Transactions), also serves as the de facto President of the International Division, and has done so since January 1, 2003, as determined by the Company's Audit Committee. Prior to 2003, Ms. Franco served in various management capacities with SIT, SMS and their affiliates.

         James R. Segreto serves as Vice President and Controller of the Company and has done so since July 8, 1999, the effective date of the Merger. From 1997 through the Merger, he served in the same capacity for SMS. Mr. Segreto served as Chief Financial Officer for Supermarket Communications Systems, Inc. from 1992 through 1997 and LM Capital, LLP from 1990 through 1992. Prior to 1992, he served as controller of Dorman Roth Foods, Inc.

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

         Based solely on its review of the copies of such forms received by it for the year ended December 31, 2003, or written representations from certain reporting persons for such year, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for such year, with the exception that Robert G. Brown, William H. Bartels, Jack W. Partridge, Robert O. Aders, and Jerry B. Gilbert untimely filed certain Statements of Changes in Beneficial Ownership on Form 4. Kori Belzer and Patricia Franco became filers in March of 2004. All such Section 16(a) filing requirements have since been completed by each of the aforementioned individuals.

Item 11. Executive Compensation and Other Information of SPAR Group, Inc.


Executive Compensation

         The following table sets forth all compensation received for services rendered to the Company in all capacities for the years ended December 31, 2003, 2002 and 2001 (i) by the Company's Chief Executive Officer, and (ii) each of the other four most highly compensated executive officers of the Company and its affiliates, who were serving as executive officers of the Company or performing equivalent functions for the Company through an affiliate, at December 31, 2003 (collectively, the "Named Executive Officers").

Summary Compensation Table

                                                                                                            Long Term
                                                                           Annual Compensation            Compensation Awards
                                                                        -------------------------   ---------------------------
                                                                                                     Securities
                                                                                                     Underlying      All Other
                                                                                                       Options     Compensation
Name and Principal Positions                               Year           Salary ($)    Bonus ($)      (#)(1)         ($)(2)
----------------------------                               ----           ----------    ---------      ------         ------
Robert G. Brown                                            2003           180,000             --            --          2,200
     Chief  Executive  Officer,  Chairman  of the          2002           164,340             --            --          2,040
     Board, President, and Director                        2001           141,202             --        765,972            --


William H. Bartels                                         2003           180,000             --            --          2,007
     Vice Chairman and Director                            2002           164,340             --            --          2,040
                                                           2001           139,230             --       471,992            --

Charles Cimitile                                           2003           221,700         20,000        20,000          2,200
     Chief Financial Officer,  Treasurer and Secretary     2002           215,564         15,000        20,000          2,040
                                                           2001           188,000            --         75,000             --

Kori G. Belzer                                             2003           147,067         19,000        26,750          1,843
     Chief  Operating  Officer,  SPAR  Management
     Services, Inc.

Patricia Franco                                            2003           145,875         20,000        37,500          1,718
     Sr. Vice President, SPAR Infotech, Inc.

         ------------------------
(1) In January 2001, each of the above officers voluntarily surrendered for cancellation their options for the purchase of the following numbers of shares of common stock under the 1995 Plan: Mr. Brown - 765,972; Mr. Bartels - 471,992; Mr. Cimitile - 75,000.
(2)      Other compensation represents the Company's 401k contribution.


Summary Additional Compensation Table (from affiliated Companies)

         Robert G. Brown and William H. Bartels (the "SMS Principals") are the sole owners of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), and SPAR Infotech, Inc. ("SIT"), which provide significant services to the Company as more fully described in Item 13 - Certain Relationships and Related Transactions. Although the SMS Principals were not paid any salaries as officers of SMS, SMSI or SIT, each of those companies are "Subchapter S" corporations, and accordingly the SMS Principals benefit from any income of such companies allocated to them, all of which income (or substantially all of which income, but not loss, in the case of SIT) is earned from the performance of services for the Company. The following table sets forth all income allocated to the SMS Principals by SMS, SMSI or SIT for the years ended December 31, 2003, 2002 and 2001.

                                                                                           SIT Income
                 Name             Year           SMS Income          SMSI Income           (Loss) (1)
        ------------------------ --------      ---------------     -----------------     ----------------
        Robert G. Brown          2003           $ 667,756            $ 177,214             $ 33,591
                                 2002             494,987              174,092              (85,183)
                                 2001             211,117               16,477             (227,370)


        William H. Bartels       2003           $ 424,937            $ 112,773             $ 21,376
                                 2002             314,992              110,787              (54,208)
                                 2001             134,348               10,486             (144,690)


(1) The subchapter "S" income/loss allocated to the SMS Principals by SIT includes losses on activities unrelated to the Company's business.


Stock Option Grants in Last Fiscal Year

         The following table sets forth information regarding each grant of stock options made during the year ended December 31, 2003, to each of the Named Executive Officers. No stock appreciation rights ("SAR's") were granted during such period to such person.

                                         Individual Grants
                     ----------------------------------------------------------
                        Number of      Percent of                                  Potential Realizable Value at
                       Securities     Total Options                                Assumed Annual Rates of Stock
                       Underlying      Granted to      Exercise     Expiration     Price Appreciation for Option (1)
                         Options      Employees in   Price ($/Sh)      Date       ----------------------------------
Name                 Granted (2)(#)     Period (%)                                 5% ($)          10% ($)
----                 ----------------------------------------------------------------------------------------------
Charles Cimitile         20,000             5.0         2.99        2/13/13        37,608         95,306

Kori G. Belzer           20,500             5.0         2.99        2/13/13        38,548         97,688
                          6,000             1.5         3.80        5/9/13         14,339         36,337
                            250             0.1         4.65        8/7/13            731          1,853
                     ---------------  ---------------                          -------------  -----------------
                         26,750             6.6                                    53,618        135,878

Patricia Franco          20,500             5.1         2.99        2/13/13        38,548         97,688
                         16,000             4.0         3.80        5/9/13         38,237         96,900
                            750             0.2         4.65        8/7/13          2,193          5,558
                            250             0.1         3.89        11/5/13           612          1,550
                     ---------------  ---------------                          -------------  -----------------
                         37,500             9.4                                    79,590        201,696

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

Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

         The following table sets forth the number of shares of Common Stock of the Company purchased by each of the Named Executive Officers in the exercise of stock options during the year ended December 31, 2003, the value realized in the purchase of such shares (the market value at the time of exercise less the exercise price to purchase such shares), and the number of shares that may be purchased and value of the exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 2003.

                                                                Number of Securities Underlying        Value of Unexercised
                                                                 Unexercised Options at Fiscal    In-the-Money Options at Fiscal
                                                                         Year-End (#)                      Year-End ($)
                                                               ---------------------------------- --------------------------------
                              Shares Acquired Value
Name                       on Exercise (#)     Realized ($)      Exercisable      Unexercisable    Exercisable     Unexercisable
----                       -----------------  ---------------  ----------------  ---------------- --------------  ----------------
Robert G. Brown                     --                 --          95,746           382,986         $181,917        $702,779
William H. Bartels                  --                 --          58,999           235,996          112,098         437,713
Charles Cimitile                    --                 --          98,750            41,250          196,206          36,569
Kori G. Belzer                      --                 --          81,000            76,140          156,134          86,603
Patricia Franco                     --                 --          97,250            66,250          168,122          46,996


Stock Option and Purchase Plans

         The Company has four stock option plans: the Amended and Restated 1995 Stock Option Plan (1995 Plan), the 1995 Director's Plan (Director's Plan), the Special Purpose Stock Option Plan, and the 2000 Stock Option Plan (2000 Plan).

         The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specific employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of the Company's common stock. The options had a term of ten years from the date of issuance, except in the case of incentive stock options granted to greater than 10% stockholders for which the term was five years. The exercise price of nonqualified stock options must have been equal to at least 85% of the fair market value of the Company's common stock at the date of grant. Since 2000, the Company has not granted any new options under this Plan. At December 31, 2003, options to purchase 43,250 shares of the Company's common stock remain outstanding under this Plan. The 1995 Plan was superseded by the 2000 Stock Option Plan with respect to all new options issued.

         The Director's Plan was a stock option plan for non-employee directors and provided for the purchase of up to 120,000 shares of the Company's common stock. Since 2000, the Company has not granted any new options under this Plan. During 2003, no options to purchase shares of the Company's common stock were exercised under this Plan. At December 31, 2003, 20,000 options to purchase shares of the Company's common stock remained outstanding under this Plan. The Director's Plan has been replaced by the 2000 Plan with respect to all new options issued.

         On July 8, 1999, in connection with the merger, the Company established the Special Purpose Stock Option Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were 134,114 options granted at $0.01 per share. Since July 8, 1999, the Company has not granted any new options under this plan. During 2003, no options to purchase shares of the Company's common stock were exercised under this Plan. At December 31, 2003, options to purchase 25,750 shares of the Company's common stock remain outstanding under this Plan.

         On December 4, 2000, the Company adopted the 2000 Plan, as the successor to the 1995 Plan and the Director's Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000 under the 1995 Plan). The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for whom the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant (although typically the options are issued at 100% of the fair market value), and the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. During 2003, options to purchase 401,020 shares of the Company's common stock were granted, options to purchase 143,641 shares of the Company's common stock were exercised and options to purchase 86,500 shares of the Company's stock were cancelled under this Plan. At December 31, 2003, options to purchase 2,180,060 shares of the Company's common stock remain outstanding under this Plan and options to purchase 743,344 shares of the Company's common stock were available for grant under this Plan.

         In 2001, the Company adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaces its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company and its subsidiaries, and the CSP Plan allows employees of the affiliates of the Company (see Item 13-Certain Relationships and Related Transactions, below), to purchase the Company's Common Stock from the Company without having to pay any brokerage commissions. On August 8, 2002, the Company's Board of Directors approved a 15% discount for employee purchases of Common Stock under the ESP Plan and recommended that its affiliates pay a 15% cash bonus for affiliate consultant purchases of Common Stock under the CSP Plan.

Compensation of Directors

         The Company's Compensation Committee administers the compensation plan for its outside Directors as well as the compensation for its executives. Each member of the Company's Board who is not otherwise an employee or officer of the Company or any subsidiary or affiliate of the Company (each, an "Eligible Director") is eligible to receive the compensation contemplated under such plan.

         In January 2001, the Company adopted the Director Compensation Plan, which was amended by the Compensation Committee in February of 2003. Under the amended plan, each non-employee director receives thirty thousand dollars ($30,000) per annum (increased from twenty thousand dollars ($20,000) per annum for 2002 and 2001) and the Chairman of the Audit Committee will receive an additional $5,000 per annum. Payments are made quarterly in equal installments. It is intended that each quarterly payment will be 50% in cash ($3,750, up from $2,500 for 2002 and 2001) and 50% ($3,750, up from $2,500 for 2002 and 2001) in stock options to purchase shares of the Company's common stock with an exercise price of $0.01 per share (plus an additional $1,250 per quarter for the Chairman of the Audit Committee, half in cash and half in $.01 stock options). The number of shares of the Company's common stock that can be purchased under each $.01 stock option granted will be determined based upon the closing stock price at the end of each quarter. In addition upon acceptance of the directorship, each non-employee director receives options to purchase 10,000 shares of the Company's common stock with an exercise price equal to 100% of the fair market value of the Company's common stock at the date of grant, 10,000 additional options to purchase shares of the Company's common stock with an exercise price equal to 100% of the fair market value of the Company's common stock at the date of grant after one year of service and 10,000 additional options to purchase shares of the Company's common stock with an exercise price equal to 100% of the fair market value of the Company's common stock at the date of grant for each additional year of service thereafter. All of the options have been and will be granted under the 2000 Plan described above, under which each member of the SPAR Board is eligible to participate. Non-employee directors will be reimbursed for all reasonable expenses incurred during the course of their duties. There is no additional compensation for committee participation, phone meetings, or other Board activities.

Compensation Committee Interlocks and Insider Participation

         No member of the Board's Compensation Committee was at any time during the year ended December 31, 2003, or at any other time an officer or employee of the Company. No executive officer or board member of the Company serves as a member of the board of directors or compensation committee of any other entity, that has one or more executive officers serving as a member of the Company's Board or Compensation Committee, except for the positions of Messrs. Brown and Bartels as directors and officers of the Company (including each of its subsidiaries) and each of its affiliates, including SMS, SMSI and SIT (see Item 13 - Certain Relationships and Related Transactions, below).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners of the Company

         The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 22, 2004 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company's common stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers in the Summary Compensation Table; and (iv) the Company's directors and such Named Executive Officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                                    Number of Shares
                                                                                      Beneficially
               Title of Class            Name and Address of Beneficial Owner             Owned         Percentage
               --------------            ------------------------------------       ----------------    ----------
        Common Shares                Robert G. Brown (1)                                8,727,266 (2)      45.7%

        Common Shares                William H. Bartels (1)                             5,638,379 (3)      29.7%

        Common Shares                Robert O. Aders (1)                                   86,203 (4)        *

        Common Shares                Jack W. Partridge (1)                                 30,668 (5)        *

        Common Shares                Jerry B. Gilbert (1)                                  24,009 (6)        *

        Common Shares                Lorrence T. Kellar (1)                                14,310 (7)        *

        Common Shares                Charles Cimitile (1)                                 109,647 (8)        *

        Common Shares                Kori G. Belzer (1)                                   116,718 (9)        *

        Common Shares                Patricia Franco (1)                                  162,675 (10)       *

        Common Shares                Heartland Advisors, Inc. (11)                      1,300,000           6.9%
                                     790 North Milwaukee Street
                                     Milwaukee, Wisconsin 53202

        Common Shares                Executive Officers and Directors                  14,909,875          79.4%


* Less than 1%
(1) The address of such owners is c/o SPAR Group, Inc. 580 White Plains Road, Tarrytown, New York 10591.
(2) Includes 1,800,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James R. Brown, Sr. and William H. Bartels are trustees. Includes 325,539 shares issuable upon exercise of options.
(3) Excludes 1,800,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James R. Brown, Sr. and William H. Bartels are trustees, beneficial ownership of which are disclaimed by Mr. Bartels. Includes 229,275 shares issuable upon exercise of options.
(4)      Includes 36,203 shares issuable upon exercise of options.
(5)      Includes 19,700 shares issuable upon exercise of options.
(6)      Includes 24,009 shares issuable upon exercise of options.
(7)      Includes 13,310 shares issuable upon exercise of options.
(8)      Includes 108,750 shares issuable upon exercise of options.
(9)      Includes 115,515 shares issuable upon exercise of options.
(10)     Includes 109,875 shares issuable upon exercise of options.
(11) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G (Amendment No. 9), filed by Heartland Advisors, Inc. with the Securities and Exchange Commission on December 31, 2003.

Equity Compensation Plans

         The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2003, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the plans as at December 31, 2003.

                                         Equity Compensation Plan Information
    ----------------------------- -------------------------- ------------------------- -------------------------
           Plan category           Number of securities to       Weighted average        Number of securities
                                   be issued upon exercise      exercise price of      remaining available for
                                   of outstanding options,     outstanding options,       future issuance of
                                   warrants and rights (#)   warrants and rights ($)    options, warrants and
                                                                                              rights (#)
    ----------------------------- -------------------------- ------------------------- -------------------------
    Equity compensation plans             2,269,060                     $1.85                   743,344
    approved by security
    holders
    ----------------------------- -------------------------- ------------------------- -------------------------
    Equity compensation plans
    not approved by security
    holders                                      --                        --                        --
    ----------------------------- -------------------------- ------------------------- -------------------------
    Total                                 2,269,060                     $1.85                   743,344
    ----------------------------- -------------------------- ------------------------- -------------------------

Item 13.   Certain Relationships and Related Transactions.

         Mr. Robert G. Brown, a Director, the Chairman and the Chief Executive Officer of the Company, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company (collectively, the "SMS Principals"), are the sole stockholders and executive officers and directors of SPAR Marketing Services, Inc. ("SMS") and SPAR Management Services, Inc. ("SMSI"), and SPAR Infotech, Inc. ("SIT").

         SMS and SMSI (through SMS) provided approximately 92% of the Company's field representatives (through its independent contractor field force) and substantially all of the Company's field management services at a total cost of approximately $36.0 million and $30.5 million for the twelve months ended December 31, 2003, and 2002, respectively. Under the terms of the Field Service Agreement, SMS provides the services of approximately 6,000 field representatives and SMSI provides approximately 80 full-time national, regional and district managers to the Company as they may request from time to time, for which the Company has agreed to pay SMS and SMSI (through SMS) for all of their costs of providing those services plus 4%. However, SMS may not charge the Company for any past taxes or associated costs for which the SMS Principals have agreed to indemnify the Company. Although the SMS Principals were not paid any salaries as officers of SMS or SMSI, SMS and SMSI are "Subchapter S" corporations, and accordingly, the SMS Principals benefit from any income of such companies allocated to them (see Item 11 - Summary Additional Compensation Table - Affiliated Companies above).

         Ms. Kori Belzer is the Chief Operating Officer of SMSI and SMS. The Company's Audit Committee has determined that Ms. Belzer functions (and has functioned since January 1, 2003) as the de facto chief operating officer of the Company's field force, which as noted above, is managed by SMSI and largely provided by SMS, and accordingly, Ms. Belzer has been included in the Company's list of Named Executive Officers in Item 10 above. Ms. Belzer's compensation and business expenses are part of the costs covered by the "cost plus" contract described above, and accordingly, are indirectly paid by the Company. Ms. Belzer also participates in the CSP Plan and, from time to time, receives options to purchase the Company's stock pursuant to the 2000 Plan (see Item 10-Stock Option and Purchase Plans). Ms. Belzer's compensation is reviewed annually by the Company's Compensation Committee.

         SIT provided Internet computer programming services to the Company at a total cost of approximately $1,607,400 and $1,626,000 for the twelve months ended December 31, 2003 and 2002, respectively. Under the terms of the programming agreement between the Company and SIT effective as of October 1, 1998, as amended (the "Programming Agreement"), SIT continues to provide programming services to the Company as the Company may request from time to time, for which the Company has agreed to pay SIT competitive hourly wage rates and to reimburse SIT's out-of-pocket expenses. Although the SMS Principals were not paid any salaries as officers of SIT, SIT is a "Subchapter S" corporation, and accordingly the SMS Principals would benefit from any income allocated to them.

         Ms. Patricia Franco is a Senior Vice President of SIT and is in charge of its day-to-day operations. The Company's Audit Committee has determined that Ms. Franco functions (and has functioned since January 1, 2003) as the de facto chief information officer of the Company, as well as the de facto President of the International Division and accordingly, Ms. Franco has been included in the Company's list of Named Executive Officers in Item 10 above. Ms. Franco's compensation is paid by SIT, which charges the Company $80.00 per hour for time spent by Ms. Franco on Company matters. For the year ended December 31, 2003, the Company paid $132,600 to SIT for the use of Ms. Franco's services. Ms. Franco also participates in the CSP Plan and, from time to time, receives options to purchase the Company's stock pursuant to the 2000 Plan (see Item 10 - Stock Option and Purchase Plans). Ms. Franco's compensation is reviewed annually by the Company's Compensation Committee.


         The Company's agreements with SMS, SMSI and SIT are periodically reviewed by the Company's Audit Committee, which includes an examination of the overall fairness of the arrangements and the resulting income to the SMS Principals. In February 2004, the Audit Committee approved separate amended and restated agreements with each of SMS, SMSI and SIT, effective as of January 1, 2004. The restated agreements extend the contract maturities for four years, strengthened various contractual provisions in each agreement and continued the basic economic terms of the existing agreements, except that the restated agreement with SMSI provides for a temporary reduction in SMSI's fees for 2004.

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

         The SMS Principals also own, through SMSI, a minority (less than 5%) equity interest in Affinity Insurance Ltd., which provides certain insurance to the Company.

         In  April  2003,  all  previously   outstanding   amounts  due  certain
stockholders under certain notes were paid in full.

         In the event of any material dispute in the business relationships between the Company and SMS, SMSI, or SIT, it is possible that Messrs. Brown or Bartels may have one or more conflicts of interest with respect to these relationships and such dispute that could have a material adverse effect on the Company.

Item 14. Principal Accountant Fees and Services.

         The Company and its subsidiaries did not engage Ernst & Young LLP ("E&Y") to provide advice regarding financial information systems design or implementation, but did engage E&Y for tax consulting services related to the PHI/SPGI ESOP in 2003 and 2002 (for which E&Y was paid $3,778 and $13,500 respectively), due diligence services for the IMS acquisition during 2003 (for which E&Y was paid $14,334) and for tax services in 2003 and 2002 (for which E&Y was paid $2,295 and $13,500 respectively). No other non-audit services were performed by E&Y in 2003 or 2002. Since 2003, as required by law, each non-audit service performed by the Company's auditor either (i) was approved in advance on a case-by-case basis by the Company's Audit Committee, or (ii) fit within a pre-approved "basket" of non-audit services of limited amount, scope and duration established in advance by the Company's Audit Committee. In connection with the standards for independence of the Company's independent public accountants promulgated by the Securities and Exchange Commission, the Audit Committee considers (among other things) whether the provision of such non-audit services would be compatible with maintaining the independence of E&Y.

Audit Fees

         During the Company's fiscal year ended December 31, 2003 and 2002, respectively, fees billed by Ernst & Young LLP for all audit services rendered to the Company and its subsidiaries were $179,362 and $143,000, respectively. Audit services principally include fees for the Company's audits and 10-Q filing reviews. Since 2003, as required by law, the choice of the Company's auditor and the audit services to be performed by it have been approved in advance by the Company's Audit Committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Index to Financial Statements filed as part of this report:

         Independent Auditors' Report.                                                                          F-1

         Consolidated Balance Sheets as of December 31, 2003, and December 31, 2002.                            F-2

         Consolidated Statements of Operations for the years ended
         December 31, 2003, December 31, 2002, and December 31, 2001.                                           F-3

         Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 2003, December 31, 2002, and December 31, 2001.                                     F-4

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2003, December 31, 2002, and December 31, 2001.                                           F-5

         Notes to Financial Statements.                                                                         F-6

    2.   Financial Statement Schedules.

         Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2003.          F-27

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

         10.6 Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc., and SPAR Trademarks, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2002.)

         10.7 Trademark License Agreement dated as of July 8, 1999, by and between SPAR Infotech, Inc., and SPAR Trademarks, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2002.)

         10.8     [Reserved.]

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

         10.12 Amendment No. 7 to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement by and among the SPAR Borrowers and the Lender, effective as of October 31, 2002 (incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002).

         10.13 Third Amended and Restated Revolving Credit and Security Agreement by and among Whitehall Business Credit Corporation (the "Lender") with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., SPAR Group International, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and Pivotal Sales Company (collectively, the "Existing Borrowers"), dated as of January 24, 2003 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2002).

         10.14 Consent, Joinder, Release and Amendment Agreement dated as of October 31, 2003, by and among the Lender, the Existing Borrowers and SPAR All Store Marketing, Inc., as a Borrower, as filed herewith.

         21.1     List of Subsidiaries.

         23.1     Consent of Ernst & Young LLP.

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

                      SPAR Group, Inc.

                      By: /s/ Robert G. Brown
                          ------------------------------------------------------
                          Robert G. Brown
                          President, Chief Executive Officer and Chairman of the Board

                      Date:  March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE

/s/ Robert G. Brown              President, Chief Executive Officer, Director
-----------------------------    and Chairman of the Board
     Robert G. Brown
Date: March 30, 2004

/s/ William H. Bartels           Vice Chairman and Director
-----------------------------
     William H. Bartels
Date: March 30, 2004

/s/ Robert O. Aders              Director
-----------------------------
     Robert O. Aders
Date: March 30, 2004

/s/ Jack W. Partridge            Director
-----------------------------
     Jack W. Partridge
Date: March 30, 2004

/s/ Jerry B. Gilbert             Director
-----------------------------
     Jerry B. Gilbert
Date: March 30, 2004

/s/ Lorrence T. Kellar           Director
-----------------------------
     Lorrence T. Kellar
Date: March 30, 2004

/s/ Charles Cimitile             Chief Financial Officer
-----------------------------    Treasurer and Secretary (Principal Financial
     Charles Cimitile            and Accounting Officer)
Date: March 30, 2004

                         Report of Independent Auditors

The Board of Directors and Stockholders
   SPAR Group, Inc. and Subsidiaries

We have audited the consolidated balance sheets of SPAR Group, Inc. and Subsidiaries, as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPAR Group, Inc. and Subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all materiel respects the information set forth therein.

As discussed in Note 2, the Company adopted Statement of Accounting Standards No. 142, effective January 1, 2002.



                                               /s/ Ernst & Young LLP


Minneapolis, Minnesota
February 13, 2004

                        SPAR Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                          December 31,
                                                     ---------------------
                                                       2003         2002
                                                     --------     --------
Assets
Current assets:
   Cash and cash equivalents                         $      -     $      -
   Accounts receivable, net                            13,942       16,458
   Prepaid expenses and other current assets              415          783
   Deferred income taxes                                1,305          903
                                                     --------     --------
Total current assets                                   15,662       18,144

Property and equipment, net                             2,099        1,972
Goodwill                                                8,749        7,858
Deferred income taxes                                     434          705
Other assets                                              926          121
                                                     --------     --------
Total assets                                         $ 27,870     $ 28,800
                                                     ========     ========


Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                  $  1,445     $    422
   Accrued expenses and other current liabilities       4,367        5,140
   Accrued expenses, due to affiliates                    996          958
   Restructuring charges, current                         685        1,354
   Due to certain stockholders                              -        3,951
   Line of credit, short term                           4,084            -
                                                     --------     --------
Total current liabilities                              11,577       11,825

Line of credit                                              -          148
Restructuring charges, long term                            -          235
Other long term liabilities                               270            -

Commitments and Contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none                   -            -
   Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares -
       18,858,972 - 2003
       18,824,527 - 2002                                  189          188
   Additional paid-in capital                          11,249       10,919
   Accumulated other comprehensive loss                    (7)           -
   Retained earnings                                    4,976        5,515
   Treasury stock                                        (384)         (30)
                                                     --------     --------
Total stockholders' equity                             16,023       16,592
                                                     --------     --------
Total liabilities and stockholders' equity           $ 27,870     $ 28,800
                                                     ========     ========

See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                           Year Ended December 31,
                                                     ----------------------------------
                                                       2003         2002         2001
                                                     --------     --------     --------
Net revenues                                         $ 64,859     $ 69,612     $ 70,891
Cost of revenues                                       42,338       40,331       40,883
                                                     --------     --------     --------
Gross profit                                           22,521       29,281       30,008

Selling, general, and administrative expenses          20,967       18,804       19,380
Depreciation and amortization                           1,529        1,844        2,682
                                                     --------     --------     --------
Operating income                                           25        8,633        7,946

Other expense (income)                                    237          (26)         107
Interest expense                                          269          363          561
                                                     --------     --------     --------

(Loss) income from continuing operations before
   provision for income taxes                            (481)       8,296        7,278
Provision for income taxes                                 58        2,998        3,123
                                                     --------     --------     --------
Net (loss) income from continuing operations             (539)       5,298        4,155
                                                     ========     ========     ========

Discontinued operations:
   Loss from discontinued operations, net of tax
     benefit of $938                                        -            -       (1,597)
   Estimated loss on disposal of discontinued
     operations, net of tax benefit of $2,618               -            -       (4,272)
                                                     --------     --------     --------
Net (loss) income                                    $   (539)    $  5,298     $ (1,714)
                                                     ========     ========     ========

Basic/diluted net (loss) income per common share:

   (Loss) income from continuing operations          $  (0.03)    $   0.28     $   0.23
   Loss from discontinued operations                        -            -        (0.32)
                                                     --------     --------     --------
   Net (loss) income                                 $  (0.03)    $   0.28     $  (0.09)
                                                     ========     ========     ========


   Weighted average shares outstanding - basic         18,855       18,761       18,389
                                                     ========     ========     ========

   Weighted average shares outstanding - diluted       18,855       19,148       18,467
                                                     ========     ========     ========

See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                                 (In thousands)

                                                      Common Stock                                       Accumulated      Total
                                          ------------------------------------ Additional                   Other         Stock-
                                                                    Treasury     Paid-In      Retained   Comprehensive   holders'
                                             Shares      Amount      Stock       Capital       Earnings     (Loss)        Equity
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 2000                 18,272      $   182    $      -     $ 10,127      $ 1,931    $     -       $  12,240

   Stock options exercised and employee
     stock purchase plan purchases              311            4           -          404            -                        408
   Net loss                                       -            -           -            -       (1,714)                    (1,714)
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 2001                 18,583          186           -       10,531          217          -          10,934

   Stock options exercised and employee
     stock purchase plan purchases              242            2           -          388            -                        390
   Purchase of treasury stock                     -            -         (30)           -            -                        (30)
   Net income                                     -            -           -            -        5,298                      5,298
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 2002                 18,825          188         (30)      10,919        5,515          -          16,592

   Stock options exercised and employee
     stock purchase plan purchases               34            1         570          (86)           -          -             485
   Issuance of stock options to non-
     employees for services                       -            -           -          416            -          -             416
   Purchase of treasury stock                     -            -        (924)           -            -          -            (924)
   Comprehensive loss:
   Foreign currency translation loss                                                                           (7)             (7)
   Net loss                                                                                       (539)                      (539)

Comprehensive loss                                                                                                           (546)
                                          ------------------------------------------------------------------------------------------

Balance at December 31, 2003                 18,859     $    189    $   (384)    $ 11,249      $ 4,976    $    (7)      $  16,023
                                          ==========================================================================================

See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                               Year Ended December 31,
                                                          --------------------------------
                                                           2003         2002         2001
                                                          ------       ------       ------
 Operating activities
 Net (loss) income                                      $   (539)    $  5,298     $ (1,714)
 Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation                                         1,529        1,844        2,217
      Amortization                                             -            -        1,630
      Estimated loss on disposal of discontinued
         operations                                            -            -        4,272
      Issuance of stock options for services                 416            -            -
      Share of loss in joint venture                         270            -            -
      Changes in operating assets and liabilities:
        Accounts receivable                                2,516        4,686           13
        Prepaid expenses and other current assets            (87)        (354)         318
        Deferred income taxes                               (131)       2,022        1,710
        Accounts payable, accrued expenses and other
          current liabilities                                288         (191)      (7,202)
        Restructuring charges                               (904)        (593)      (1,487)
                                                          ------       ------       ------
 Net cash provided by (used in) operating activities       3,358       12,712         (243)

 Investing activities
 Purchases of property and equipment                      (1,456)      (1,172)      (1,744)
 Deposit related to acquisition                             (350)           -            -
 Acquisition of businesses                                (1,091)           -            -
                                                          ------       ------       ------
 Net cash used in investing activities                    (2,897)      (1,172)      (1,744)

 Financing activities
 Net borrowings (payments) on line of credit               3,936      (11,139)       3,526
 Payments on long-term debt                                    -          (57)      (1,465)
 Payments to certain stockholders                         (3,951)        (704)        (482)
 Proceeds from employee stock purchase plan and
    exercised options                                        485          390          408
 Purchase of treasury stock                                 (924)         (30)           -
                                                          ------       ------       ------
 Net cash (used in) provided by financing activities        (454)     (11,540)       1,987

 Net effect of exchange rates on cash                         (7)           -            -

 Net decrease in cash                                          -            -            -
 Cash at beginning of year                                     -            -            -
                                                          ------       ------       ------

 Cash at end of year                                           -       $    -       $    -
                                                          ======       ======       ======

 Supplemental disclosure of cash flow information
 Interest paid                                            $  241       $  686       $1,892
                                                          ======       ======       ======

 Income taxes paid                                        $  578       $  200       $   68
                                                          ======       ======       ======

See accompanying notes

                        SPAR Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                December 31, 2003


1. Business and Organization

The SPAR Group, Inc., a Delaware corporation, ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides database marketing, teleservices and marketing research. In 2002, the Company sold its Incentive Marketing Division, SPAR Performance Group, Inc. ("SPGI"). The Company's continuing operations are now divided into two divisions: the Merchandising Services Division and the International Division. The Merchandising Services Division provides merchandising services, in-store product demonstrations, product sampling, database marketing, teleservices and marketing research to manufacturers and retailers with product distribution primarily in mass merchandisers, drug store chains and grocery stores in the United States. The International Division established in July 2000, currently provides merchandising services through a joint venture in Japan and the acquisition of a merchandising company in Canada in June 2003. The Company has also established a start-up joint venture in Turkey. The Company continues to focus on expanding its merchandising services business throughout the world.

Merchandising Services Division

The Company's Merchandising Services Division provides nationwide merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store chains and retail grocery stores. Included in its customers are home entertainment, PC software, general merchandise, health and beauty care, consumer goods and food products companies in the United States.

Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or single or multiple manufacturers primarily under single or multi-year contracts or agreements. Services also include stand-alone large-scale implementations. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and setting new and promotional items and placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. In 2003, the Company added in-store product demonstration and in-store product sampling services to its merchandising service offerings. The Company also provides database marketing, teleservices and marketing research services.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003


1.  Business and Organization (continued)

International Division

In July 2000, the Company established its International Division to focus on expanding its merchandising services business worldwide. In May 2001, the Company entered into a joint venture with a large Japanese distributor to provide merchandising services in Japan. In June 2003, the Company expanded its merchandising services into Canada through the purchase of the business and certain assets of Impulse Marketing Services Inc. In July 2003, the Company entered into a joint agreement with a company based in Istanbul to provide retail-merchandising services throughout Turkey. The start-up joint venture will operate under the name SPAR Turkey Ltd. and is 51% owned by the Company.

Discontinued Operations - Incentive Marketing Division

In the fourth quarter of 2001, the Company made the decision to divest its interest in SPGI.

On June 30, 2002, SPAR Incentive Marketing, Inc. ("SIM"), a wholly-owned subsidiary of the Company, entered into a Stock Purchase and Sale Agreement with Performance Holdings, Inc. ("PHI"), a Delaware corporation headquartered in Carrollton, Texas. SIM sold all of the stock of its subsidiary, SPGI, to PHI for $6.0 million. As a condition of the sale, PHI issued and contributed 1,000,000 shares of its common stock to Performance Holdings, Inc. Employee Stock Ownership Plan, which became the only shareholder of PHI. In December of 2003, SPGI changed its name to STIMULYS, Inc.

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

These payments will be applied first to accrued and unpaid interest on the Term Loans and Revolver, then to the Additional Term Loan until repaid, and then to the Initial Term Loan. Because collection of the notes depends on the future operations of PHI, the $6.0 million notes were fully reserved pending collection. At December 31, 2003, PHI and SPGI were in default of various covenants under the agreements.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003


1.  Business and Organization (continued)

In addition to the Term Loans, SIM agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "Revolver"). The Revolver is secured by a pledge of all the assets of SPGI and is guarantied by PHI. The Revolver provides for advances in excess of the borrowing base through September 30, 2005. Through September 30, 2003, the Revolver calculated interest at the higher of the Term Loans interest rate or the prime commercial lending rate as announced in the Wall Street Journal plus 4.0% per annum. In September 2003, SPGI requested and the Company agreed to provide advances of up to $1.0 million in excess of the borrowing base through September 30, 2004. As of October 1, 2003, the Revolver includes a borrowing base calculation (principally 85% of eligible accounts receivable).

Due to the speculative nature of the loan, and as a result of various defaults, the Company has included in other current liabilities an $0.8 million reserve against the $2.0 million Revolver commitment.

In December 2001, the Company reviewed the goodwill associated with SPGI and recorded an impairment of goodwill totaling $4.3 million, net of taxes, including a $1.0 million reserve recorded in 2001 for the cost to dispose of SPGI and the anticipated losses through the date of divestiture, June 30, 2002.

The Company continues to assess whether SPGI is a variable interest entity under FASB Interpretation No. 46 "Consolidation of Variable Interest Entities", and, if so, whether or not the Company may be required to consolidate SPGI in its financial statements.

Operating losses of $682,000 incurred from January 1, 2002, through June 30, 2002, the date of divestiture, were charged against such $1.0 million reserve. In addition, $318,000 of costs to dispose of SPGI were also charged against such reserve. The 2001 consolidated statements of operations were restated to report the results of discontinued operations separately from continuing operations. Operating results of the discontinued operations are summarized as follows (in thousands):

                                               Six Months      Year Ended
                                              Ended June 30,   December 31,
                                                  2002             2001
                                                --------         --------
Net sales                                       $ 15,735         $ 31,202
Less:
Cost of sales                                     13,092           26,032
Selling, general and administrative expenses       2,814            5,736
Interest expense                                     383              804
Depreciation                                         128              306
Amortization                                           -              859
                                                --------         --------
Operating loss                                      (682)          (2,535)
Provision for income tax benefit                    (259)            (938)
                                                --------         --------
Net loss                                        $   (423)        $ (1,597)
                                                ========         ========

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003


2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SPAR Group, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at a cost, which approximates fair value.

Revenue Recognition

The Company's services are provided under contracts or agreements, which consist primarily of service fees and per unit fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. The Company's per unit contracts or agreements provide for fees to be earned based on the retail sales of client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable.

Unbilled Accounts Receivable

Unbilled accounts receivable represent services performed but not billed.

Allowance for Doubtful Accounts and Sales Allowance

The Company continually monitors the collectability of its accounts receivable based upon current customer credit information and other information available. Utilizing this information, the Company has established an allowance for doubtful accounts of $515,000 and $301,000 at December 31, 2003 and 2002, respectively. The Company also recorded a sales allowance of $448,000 to properly reflect potential customer credits as of December 31, 2003.

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

The Company capitalized $1,004,000, $772,000 and $430,000 of costs related to software developed for internal use in 2003, 2002 and 2001, respectively.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003


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

Concentration of Credit Risk and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company has minimal cash, as excess cash is generally utilized to pay its bank line of credit.

One customer, a division of a major retailer, accounted for 30%, 26% and 25% of the Company's net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. This customer also accounted for approximately 30%, 43% and 24% of accounts receivable at December 31, 2003, 2002 and 2001, respectively. In late 2003, the customer's parent company announced that it was exploring strategic opportunities including the sale of this division. In the event of a sale, there can be no assurances that any purchaser will continue to use the services of the Company. The loss of this business could have a material adverse effect on the Company's business, results of operations and financial condition.

A second customer accounted for 10%, 11% and 9% of the Company's net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. This second customer also accounted for approximately 9%, 5% and 4% of accounts receivable at December 31, 2003, 2002 and 2001, respectively. As of March 2004, the Company will no longer be providing services for this customer. Failure to attract new large customers could significantly impede the growth of the Company's revenues, which could have a material adverse effect on the Company's future business, results of operations and financial condition.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003


2.  Summary of Significant Accounting Policies (continued)

In addition, approximately 17%, 24% and 31% of net revenues for the years ended December 31, 2003, 2002 and 2001, respectively, resulted from merchandising services performed for manufacturers and others at Kmart. Kmart filed for protection under the U.S. Bankruptcy Code in January of 2002 and emerged from bankruptcy in May of 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships are with various manufacturers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company. As of August 31, 2003, one customer discontinued its merchandising programs with the Company. Some but not all of these programs were performed at Kmart stores. This customer accounted for 10%, 17% and 12% of the business generated from Kmart for the twelve-months ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes

Deferred tax assets and liabilities represent the future tax return consequences of certain timing differences that will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. In the event the future consequences of differences between financial reporting basis and tax basis of the Company's assets and liabilities result in net deferred tax assets, an evaluation is required of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to continue to account for employee stock-based transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

Under the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, no compensation cost has been recognized for the stock option grants to Company employees. Compensation cost for the Company's option grants to Company employees has been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net (loss) income and pro forma net (loss) income per share from continuing operations would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003


2.  Summary of Significant Accounting Policies (continued)

                                                             Twelve Months Ended December 31,
                                                              ----------------------------
                                                               2003        2002      2001
                                                              -----       -----     ------
Net (loss) income, as reported                              $  (539)    $ 5,298    $(1,714)
Stock based employee compensation (benefit) expense
  Under the fair market value method                          1,005       1,844     (1,129)
                                                              -----       -----     ------

Pro forma net (loss) income                                 $(1,544)    $ 3,454    $  (585)

Basic and diluted net (loss) income per share, as           $ (0.03)    $  0.28    $ (0.09)
  reported
Basic and diluted net (loss) income per share, pro forma    $ (0.08)    $  0.18    $ (0.03)


The pro forma effect on net (loss) income is not representative of the pro forma effect on net income in future years because the options vest over several years and additional awards may be made in the future.

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 154%, 172% and 187% for 2003, 2002 and 2001, respectively; risk-free interest rate of 4.27%, 4.03% and 5.14%; and expected lives of six years.

Net (Loss) Income Per Share

Basic net (loss) income per share amounts are based upon the weighted average number of common shares outstanding. Diluted net (loss) income per share amounts are based upon the weighted average number of common and potential common shares outstanding except for periods in which such potential common shares are anti-dilutive. Potential common shares outstanding include stock options, using the treasury stock method.

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

                                December 31, 2003

2.  Summary of Significant Accounting Policies (continued)

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. During 2003, the Company performed the required impairment tests of goodwill. As a result of these tests, there was no effect on the earnings and financial position of the Company.

The following table presents the results of the Company for all periods presented on a comparable basis (in thousands except per share information):

                                                  2003                   2002                   2001
                                           -------------------    -------------------    --------------------
Reported net (loss) income                   $     (539)          $      5,298            $   (1,714)
Add: Goodwill amortization                            -                      -                   771
                                           -------------------    -------------------    --------------------
Adjusted net (loss) income                   $     (539)          $      5,298           $      (943)
                                           ===================    ===================    ====================

Basic and diluted net (loss) income per share:
Reported net (loss) income                  $      (0.03)         $         0.28         $      (0.09)
Add: Goodwill amortization                             -                       -                 0.04
                                           -------------------    -------------------    --------------------
Adjusted net (loss) income                  $      (0.03)         $         0.28         $      (0.05)
                                           ===================    ===================    ====================

Prior to 2002, the Company amortized all goodwill over 15 years.

Changes to goodwill for the years ended December 31, 2003 and 2002 were as follows:

                                                    2003                 2002
                                              -----------------    ------------------
Beginning of the year                             $  7,858             $  8,357
Changes in  deferred  tax assets  related
   to  use of PIA  net  operating  losses
   acquired                                              -                 (499)
Adjustment   to   merger    related   and
   restructure liabilities                             (89)                   -
Acquisitions                                           980                    -
                                              -----------------    ------------------
End of the year                                   $  8,749             $  7,858
                                              =================    ==================

In 2003, the Company completed two acquisitions totaling approximately $1.1 million. The purchase prices were allocated to the fair value of the assets acquired with approximately $0.1 million in equipment and the remainder of $1.0 million allocated to tax deductible goodwill.

In 2003, the Company also paid approximately $0.4 million as a deposit related to a third acquisition that closed in 2004. The total purchase price will approximate $0.9 million.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003

2.  Summary of Significant Accounting Policies (continued)

Reclassifications

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform to the 2003 presentation.

3.  Supplemental Balance Sheet Information

Accounts receivable, net, consists of the following (in thousands):

                                                                                    December 31,
                                                                               2003              2002
                                                                       ------------------------------------
    Trade                                                                  $   10,333        $  11,016
    Unbilled                                                                    4,551            5,743
    Non-trade                                                                      21                -
                                                                       ------------------------------------
                                                                               14,905           16,759
    Less:
      - Allowance for doubtful accounts                                          (515)            (301)
      - Sales allowance                                                          (448)               -
                                                                       ------------------------------------
                                                                           $   13,942        $  16,458
                                                                       ====================================

Property and equipment consists of the following (in thousands):

                                                                                   December 31,
                                                                             2003              2002
                                                                       ------------------------------------
    Equipment                                                              $   4,784        $   4,175
    Furniture and fixtures                                                       550              509
    Leasehold improvements                                                       141              138
    Capitalized software development costs                                     2,128            2,216
                                                                       ------------------------------------
                                                                               7,603            7,038
    Less accumulated depreciation and amortization                             5,504            5,066
                                                                       ------------------------------------
                                                                           $   2,099        $   1,972
                                                                       ====================================

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003

3.  Supplemental Balance Sheet Information (continued)


Accrued expenses and other current liabilities consists of the following (in thousands):

                                                                                  December 31,
                                                                             2003              2002
                                                                       ------------------------------------
    Accrued salaries and other related costs                              $       343       $      623
    Accrued merger related costs                                                1,495            1,945
    Due to SPGI (STIMULYS) (cash deposits)                                        794              917
    Other                                                                       1,735            1,655
                                                                       ------------------------------------
                                                                           $    4,367        $   5,140
                                                                       ====================================

4.  Line of Credit and Long-Term Liabilities

In January 2003, the Company and Whitehall Business Credit Corporation ("Whitehall"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility") including amendments made by the Consent, Joinder, Release and Amendment Agreement dated as of October 31, 2003. The Credit Facility provides a $15.0 million revolving credit facility that matures on January 23, 2006. The Credit Facility allows the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The Credit Facility bears interest at Whitehall's "Alternative Base Rate" (a total of 4.0% per annum at December 31, 2003) or LIBOR plus two and one-half percent and is secured by all the assets of the Company and its subsidiaries.

The Credit Facility contains certain financial covenants which must be met by the Company on a consolidated basis, among which are a minimum "Net Worth", a "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the agreement. The Company was in compliance with such financial covenants at December 31, 2003, except for the "Fixed Charge Coverage Ratio", and minimum EBITDA, for which the Company has secured a waiver from Whitehall.

Because of the requirement to maintain a lock box arrangement with Whitehall and Whitehall's ability to invoke a subjective acceleration clause at its discretion, borrowings are classified as current at December 31, 2003, in accordance with EITF 95-22.

The balances outstanding on the revolving line of credit under the Credit Facility were $4.1 million and $148,000 at December 31, 2003 and December 31, 2002, respectively. As of December 31, 2003, based upon the borrowing base formula, the SPAR Group had availability under the Credit Facility of $4.6 million of the $10.9 million unused revolving line of credit.

A prior credit facility contained an option for Whitehall to purchase 16,667 shares of Common Stock of the Company for $0.01 per share in the event that the Company's average closing share price over a ten consecutive trading day period exceeds $15.00 per share. This option expired on July 31, 2003.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003

5.  Income Taxes

The provision for income tax expense from continuing operations is summarized as follows (in thousands):


                                                        December 31,
                                        2003                2002                2001
                                  -----------------  ------------------  -------------------
    Current                         $      189           $    476            $    109
    Deferred                              (131)             2,522               3,014
                                  -----------------  ------------------  -------------------
                                    $       58           $  2,998             $ 3,123
                                  =================  ==================  ===================


The provision for income taxes from continuing operations is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

                                                                        December 31,
                                                        2003                2002                2001
                                                   ---------------     ----------------    ----------------
   Provision for income taxes at federal
     statutory rate                                     $  (77)            $ 2,821              $ 2,475
   State income taxes, net of federal benefit               95                 175                  317
   Permanent differences                                    41                 (48)                 317
   Other                                                    (1)                 50                   14
                                                   ---------------     ----------------    ----------------
   Provision for income taxes                         $     58             $ 2,998              $ 3,123
                                                   ===============     ================    ================

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003

5.  Income Taxes (continued)

Deferred taxes consist of the following (in thousands):

                                                                                  December 31,
                                                                             2003              2002
                                                                       ------------------------------------
    Deferred tax assets:
      Net operating loss carryforwards                                      $   3,876          $ 3,876
      Restructuring                                                               309              454
      Accrued compensation and related benefits                                     -              160
      SIM reserve against loan commitment                                         304              320
      Allowance for doubtful accounts and other receivable                        323              114
      Other                                                                       559              206
      Valuation allowance                                                      (3,126)          (3,126)
                                                                       ------------------------------------
    Total deferred tax assets                                                   2,245            2,004

    Deferred tax liabilities:
      Capitalized software development costs                                      506              396
                                                                       ------------------------------------
    Total deferred tax liabilities                                                506              396
                                                                       ------------------------------------
    Net deferred tax assets                                                  $  1,739          $ 1,608
                                                                       ====================================


At December 31, 2003, the Company has net operating loss carryforwards (NOL's) of $10.2 million, primarily related to the PIA reverse merger, available to reduce future federal taxable income. The Company's net operating loss carryforwards begin to expire in the year 2012. Section 382 of the Internal Revenue Code restricts the annual utilization of the NOL's incurred prior to a change in ownership. Such a change in ownership had occurred in 1999, thereby restricting the NOL's prior to such date available to the Company to approximately $657,500 per year.

The Company has established a valuation allowance for the deferred tax assets related to the available NOL's that are deductible for years subsequent to 2005 totaling $3,126,000. The $3,126,000 valuation allowance at December 31, 2003, when realized will result in a reduction of goodwill associated with the PIA acquisition. Due to the loss in 2003, the Company did not reduce the valuation allowance or goodwill associated with PIA NOL's. In 2002, the Company reduced the valuation allowance and goodwill by $499,000.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003

6.  Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $0.9 million, $1.0 million, and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

                             2004                      $ 947
                             2005                        651
                             2006                        512
                             2007                         91
                             2008                         20

Joint Venture Guarantee

In May 2001, the Company and Paltac, Inc. ("Paltac"), a large Japanese distributor, entered into a joint venture to create a Japanese company, SPAR FM. SPAR FM entered into a Yen 300 million Revolving Credit Agreement with a Japanese bank. The bank required Paltac guarantee the outstanding balance on the revolving credit facility. As part of the joint venture agreement, should Paltac be required to make a payment on its guarantee to the bank, then the Company has agreed to remit to Paltac 50% of any such payment up to a maximum of Yen 150 million or approximately $1.4 million. As of December 31, 2003, SPAR FM has borrowed Yen 100 million under its Revolving Credit Agreement. Therefore, the Company's current exposure to Paltac respecting outstanding loans to SPAR FM at December 31, 2003 would be Yen 50 million or approximately $470,000. The Company has recorded approximately Yen 0.3 million in long-term liabilities for its share of the cumulative losses associated with this joint venture.

Legal Matters

On October 24, 2001, Safeway Inc., a former customer of the PIA Merchandising Co., Inc. and Pivotal Sales Company, filed a complaint alleging damages of approximately $3.6 million plus interest and costs and alleged punitive damages in an unspecified amount against the Company in Alameda County Superior Court, California, Case No. 2001028498 with respect to (among other things) alleged breach of contract. On or about December 30, 2002, the Court approved the filing of Safeway Inc.'s Second Amended Complaint, which alleges causes of action for (among other things) breach of contract against the Company, PIA Merchandising Co., Inc. and Pivotal Sales Company. The Second Amended Complaint was filed with the Court on January 13, 2003, and does not specify the amount of monetary damages sought. No punitive or exemplary damages are sought in Safeway Inc.'s Second Amended Complaint. This case is being vigorously contested by the Company.

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company management, disposition of these matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003

7.  Employee Benefits

Retirement/Pension Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. Employer contributions were approximately $87,000, $117,000 and $118,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Certain of the Company's employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. Pension expense related to these plans was approximately $32,000, $60,000 and $77,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock Purchase Plans

The Company has Employee and Consultant Stock Purchase Plans (the "SP Plans"). The SP Plans allow employees and consultants of the Company to purchase common stock without having to pay any commissions on the purchases. On August 8, 2002, the Company's Board of Directors approved a 15% discount for employee purchases and recommended that its affiliates approve a 15% cash bonus for affiliate consultant purchases. The maximum amount that any employee or consultant can contribute to the SP Plans per quarter is $6,250, and the total number of shares reserved by the Company for purchase under the SP Plans is 500,000. During 2003, the Company transferred from Treasury Stock, for purchase under the plans, 9,848 shares at a weighted average price of $3.04 and purchased 12,713 shares at a weighted average price of $3.57. During 2002 and 2001, the Company issued 10,104 shares, and 2,638 shares of common stock, at a weighted average price of $2.51 and $1.90 per share, respectively.

8.  Related-Party Transactions

The Company. is affiliated through common ownership with SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI") and SPAR Infotech, Inc. ("SIT"). The Company's CEO and Vice Chairman are sole owners of these affiliates. SMS and SMSI (through SMS) provided approximately 92% of the Company's field representatives (through its independent contractor field force) and substantially all of the Company's field management services. Under the terms of the Field Service Agreement, SMS provides the services of approximately 6,000 field representatives and SMSI provides approximately 80 full-time national, regional and district managers to the Company as they may request from time to time, for which the Company has agreed to pay SMS for all of its costs of providing those services plus 4%.

SIT provided Internet computer-programming services to the Company. Under the terms of the programming agreement between the Company and SIT effective as of October 1, 1998, SIT continues to provide programming services to the Company, for which the Company has agreed to pay SIT competitive hourly wage rates and to reimburse SIT's out-of-pocket expenses.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003

8.  Related-Party Transactions (continued)

The following transactions occurred between the Company and the above affiliates (in thousands):

                                                                  Twelve Months Ended December 31,
                                                               2003           2002             2001
                                                          -------------------------------------------------
    Services provided by affiliates:
      Independent contractor services (SMS)                   $28,411        $ 23,262         $ 8,337
                                                          =================================================

      Field management services (SMSI)                        $ 7,600        $  7,280         $ 6,779
                                                          =================================================

      Internet and software program
      consulting services (SIT)                               $ 1,607        $  1,626         $ 1,185
                                                          =================================================

    Services provided to affiliates:
      Field management services (SMSI)                        $   805        $    732         $   390
                                                          =================================================


    Balance due to affiliates included in
      accrued expenses (in thousands):                                     December 31,
                                                               2003            2002             2001
                                                          -------------------------------------------------

    SPAR Marketing Services, Inc.                             $   996        $     932        $   611
    SPAR Infotech, Inc.                                             -               26              -
                                                          -------------------------------------------------
                                                              $   996        $     958        $   611
                                                          =================================================

In addition to the above, through the services of Affinity Insurance, Ltd., the Company purchased insurance coverage for its casualty and property insurance risk for approximately $1.1 million for each of the three years ended December 31, 2003, 2002 and 2001. The Company's CEO and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

9.  Stock Options

The Company has four stock option plans: the Amended and Restated 1995 Stock Option Plan (1995 Plan), the 1995 Director's Plan (Director's Plan), the Special Purpose Stock Option Plan, and the 2000 Stock Option Plan (2000 Plan).

The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specific employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of the Company's common stock. The options had a term of ten years from the date of issuance, except in the case of incentive stock options granted to greater than 10% stockholders for which the term was five years. The exercise price of nonqualified stock options must have been equal to at least 85% of the fair market value of the Company's common stock at the date of grant. Since 2000, the Company has not granted any new options under this Plan. At December 31, 2003, options to purchase 43,250 shares of the Company's common stock remain outstanding under this Plan. The 1995 Plan was superseded by the 2000 Stock Option Plan with respect to all new options issued.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003

9.  Stock Options (continued)

The Director's Plan was a stock option plan for non-employee directors and provided for the purchase of up to 120,000 shares of the Company's common stock. Since 2000, the Company has not granted any new options under this Plan. During 2003, no options to purchase shares of the Company's common stock were exercised under this Plan. At December 31, 2003, 20,000 options to purchase shares of the Company's common stock remained outstanding under this Plan. The Director's Plan has been replaced by the 2000 Plan with respect to all new options issued.

On July 8, 1999, in connection with the merger, the Company established the Special Purpose Stock Option Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were 134,114 options granted at $0.01 per share. Since July 8, 1999, the Company has not granted any new options under this plan. During 2003, no options to purchase shares of the Company's common stock were exercised under this Plan. At December 31, 2003, options to purchase 25,750 shares of the Company's common stock remain outstanding under this Plan.

On December 4, 2000, the Company adopted the 2000 Plan, as the successor to the 1995 Plan and the Director's Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000 under the 1995 Plan). The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for whom the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant (although typically the options are issued at 100% of the fair market value), and the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. During 2003, options to purchase 401,020 shares of the Company's common stock were granted, options to purchase 143,641 shares of the Company's common stock were exercised and options to purchase 86,500 shares of the Company's stock were cancelled under this Plan. At December 31, 2003, options to purchase 2,180,060 shares of the Company's common stock remain outstanding under this Plan and options to purchase 743,344 shares of the Company's common stock were available for grant under this Plan.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003

9.  Stock Options (continued)


The following table summarizes stock option activity under the Company's plans:

                                                                                        Weighted Average
                                                                                         Exercise Price
                                                                          Shares
                                                                   ----------------------------------------
    Granted                                                              2,564,844           $ 1.31
    Exercised                                                             (309,492)            1.30
    Canceled or expired                                                 (2,761,474)            5.00
                                                                   ---------------------
    Options outstanding, December 31, 2001                               2,483,727           $ 1.42

    Granted                                                                332,792           $ 2.01
    Exercised                                                             (230,463)            1.23
    Canceled or expired                                                   (487,875)            5.05
                                                                   ---------------------
    Options outstanding, December 31, 2002                               2,098,181           $ 1.52


    Granted                                                                401,020           $ 3.51
    Exercised                                                             (143,641)            1.17
    Canceled or expired                                                    (86,500)            2.38
                                                                   ---------------------
    Options outstanding, December 31, 2003                               2,269,060           $ 1.85

    Option price range at end of year                                          $0.01 to $14.00


                                                               2003            2002             2001
                                                         --------------------------------------------------
    Grant Date weighted average fair value of
      options granted during the year                        $ 2.33           $ 1.60         $ 1.28

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003


9.  Stock Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

                                       Options Outstanding                        Options Exercisable
                        -------------------------------------------------- --------------------------------
                                            Weighted
                             Number          Average         Weighted           Number
                         Outstanding at     Remaining        Average        Exercisable at      Weighted
        Range of          December 31,     Contractual       Exercise        December 31,        Average
     Exercise Prices         2003              Life           Price              2003        Exercise Price
   -------------------- -------------------------------------------------- --------------------------------
     Less than $1.00           184,972      7.2 years          $0.45              147,222         $0.38
      $1.01 - $2.00          1,513,088      6.5 years           1.35            1,270,614          1.32
      $2.01 - $4.00            473,750      8.9 years           3.02               62,194          2.61
   Greater than $4.00           97,250      7.8 years           6.69               27,000         11.67
                        ------------------                                 -----------------
   Total                     2,269,060                                          1,507,030
                        ==================                                 =================


    Outstanding warrants are summarized below:                          Shares Subject    Exercise Price
                                                                          to Warrants       Per Share
                                                                       ------------------------------------
    Balance, December 31, 2003                                                 96,395     $2.78 - $8.51

The above warrants expire at various dates during 2004.

In 2003, the Company recorded an expense of $415,000 under the provision of SFAS No. 123 dealing with stock option grants to non-employees for stock option grants that were awarded to the employees of the Company's affiliates. The Company determines the fair value of the options granted to non-employees using the Black-Scholes valuation model and expenses that value over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

10. Notes Payable to Certain Stockholders

In April 2003, all previously outstanding amounts due certain stockholders under certain notes bearing interest at 8.0% were paid in full.

11. Segments

As a result of the Company's divestiture of its Incentive Marketing Division, the Company now operates solely in the Merchandising Services Industry Segment both in the domestic and international markets.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003

12. Restructuring Charges

In 1999, the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructuring costs were composed of committed costs required to integrate the SPAR Companies and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings.

The following table displays a roll forward of the liabilities for restructuring charges from December 31, 2000 to December 31, 2003 (in thousands):

                                                                 Equipment         Office
                                                 Employee          Lease            Lease
                                                Separation      Settlements      Settlements        Total
                                              --------------- ---------------- ---------------- --------------
December 31, 2000 balance                     $       487      $      2,770     $        544    $      3,801

Adjustments in restructuring charges                 (132)                -                -            (132)
2001 payments                                        (355)           (1,008)            (124)         (1,487)
                                              --------------- ---------------- ---------------- --------------
December 31, 2001 balance                     $         -      $      1,762     $        420    $      2,182


2002 payments                                           -              (593)               -            (593)
                                              --------------- ---------------- ---------------- --------------
December 31, 2002 balance                     $         -     $       1,169     $        420    $      1,589


Adjustments in restructuring charges                    -                98             (185)            (87)
2003 payments                                                          (817)                            (817)
                                              --------------- ---------------- ---------------- --------------
December 31, 2003, balance                    $         -     $         450    $         235    $        685


All  remaining  restructuring  charges at December  31, 2003 are  expected to be
utilized  in  2004.   Management   believes  that  the  remaining  reserves  for
restructuring are adequate to complete its plan.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003

13. Net (Loss) Income Per Share

The following table sets forth the computations of basic and diluted net (loss) income per share (in thousands, except per share data):

                                                                 Twelve Months Ended December 31,
                                                               2003            2002             2001
                                                         --------------------------------------------------
    Numerators:
      Net (loss) income from continuing operations          $    (539)      $   5,298         $  4,155
      Loss from operations of discontinued division                 -               -           (5,869)
                                                         --------------------------------------------------
      Net (loss) income                                     $    (539)      $   5,298         $ (1,714)
                                                         ==================================================

    Denominator:
      Shares used in basic net (loss) income per share
        calculation                                            18,855          18,761           18,389
      Effect of diluted securities:
        Employee stock options                                      -             387               78
                                                         --------------------------------------------------
      Shares used in diluted net (loss) income per
         share calculations                                    18,855          19,148           18,467
                                                         ==================================================

    Basic and diluted net (loss) income per common share:

      (Loss) income from continuing operations              $   (0.03)     $     0.28        $    0.23
      Loss from operations of discontinued division                 -               -            (0.32)
                                                         --------------------------------------------------
      Net (loss) income                                     $   (0.03)     $     0.28        $   (0.09)
                                                         ==================================================

The computation of dilutive loss per share excluded anti-dilutive stock options to purchase 657,000 shares as of December 31, 2003.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2003

14. Quarterly Financial Data (Unaudited)

Quarterly data for 2003 and 2002 was as follows (in thousands, except earnings per share data):

                                                         Quarter
                                         First      Second      Third        Fourth
                                       --------    --------    --------     --------
    Year Ended December 31, 2003:
Net revenues                           $ 18,738    $ 17,351    $ 16,615     $ 12,155
Gross profit                              7,487       6,205       5,235        3,594
                                       --------    --------    --------     --------
Net income (loss)                      $  1,278    $    608    $   (345)    $ (2,080)
                                       ========    ========    ========     ========

Basic/diluted net income (loss) per
  common share                         $   0.07    $   0.03    $  (0.02)    $  (0.11)
                                       ========    ========    ========     ========

Year Ended December 31, 2002:
Net revenues                           $ 16,046    $ 17,542    $ 17,775     $ 18,249
Gross profit                              6,295       6,951       7,015        9,020
                                       --------    --------    --------     --------
Net income                             $    482    $  1,068    $  1,213     $  2,535
                                       ========    ========    ========     ========

Basic/diluted net income per
  common share                         $   0.03    $   0.06    $   0.06     $   0.13
                                       ========    ========    ========     ========

In the fourth quarter 2003, the Company experienced certain charges to revenue and cost of sales that are not expected to recur in the future. These charges accounted for approximately 50% of the loss in 2003 fourth quarter.

However, the Company did experience lower revenues from per unit fee contracts in the fourth quarter caused by decreased retail sales of some of the Company's larger clients products and the loss of a particular client earlier in the year.

                        SPAR Group, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

                                 (In thousands)

                                        Balance at
                                        Beginning of    Charged to Costs                    Balance at End
                                           Period         and Expenses      Deductions (1)     of Period
                                  ------------------------------------------------------------------------
Year ended December 31, 2003: Deducted from asset accounts:
     Allowance for doubtful
       accounts                            $  301            $  377            $  163            $  515
     Sales allowances                      $    -            $  448            $    -            $  448

Year ended December 31, 2002: Deducted from asset accounts:
     Allowance for doubtful
       accounts                            $  325            $  262            $  286            $  301

Year ended December 31, 2001: Deducted from asset accounts:
     Allowance for doubtful
       accounts                            $2,648            $  472            $2,795            $  325


        (1) Uncollectible accounts written off, net of recoveries.