Form 10-Q
period 2004-03-31
SPAR GROUP INC
filed 2004-05-21
CIK 1004989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 for the first quarterly period ended March 31, 2004

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 for the transition period from ____________ to
     _____________


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



  On March 31, 2004, there were 18,858,972 shares of Common Stock outstanding.

                                SPAR Group, Inc.

                                      Index

PART I:         FINANCIAL INFORMATION

Item 1:               Financial Statements

                      Consolidated Balance Sheets
                      as of March 31, 2004 and December 31, 2003.......................................3

                      Consolidated Statements of Operations for the three
                      months ended March 31, 2004 and 2003.............................................4

                      Consolidated Statements of Cash Flows for the
                      three months ended March 31, 2004 and 2003.......................................5

                      Notes to Consolidated Financial Statements.......................................6

Item 2:               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................................13

Item 3:               Quantitative and Qualitative Disclosures About Market Risk......................21

Item 4:               Controls and Procedures.........................................................21

PART II:        OTHER INFORMATION

Item 1:               Legal Proceedings...............................................................23

Item 2:               Changes in Securities and Use of Proceeds.......................................23

Item 3:               Defaults upon Senior Securities.................................................23

Item 4:               Submission of Matters to a Vote of Security Holders.............................23

Item 5:               Other Information...............................................................23

Item 6:               Exhibits and Reports on Form 8-K................................................24

SIGNATURES............................................................................................25

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements


                                SPAR Group, Inc.

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                            March 31,    December 31,
                                                              2004           2003
                                                            --------       --------
                                                           (Unaudited)      (Note)
     Assets
     Current assets:
        Cash and cash equivalents                           $      -       $      -
        Accounts receivable, net                              11,401         13,942
        Prepaid expenses and other current assets                964            415
        Deferred income taxes                                  1,873          1,305
                                                            --------       --------
     Total current assets                                     14,238         15,662

     Property and equipment, net                               2,038          2,099
     Goodwill                                                  9,201          8,749
     Deferred income taxes                                       434            434
     Other assets                                                630            926
                                                            --------       --------
     Total assets                                           $ 26,541       $ 27,870
                                                            ========       ========

     Liabilities and stockholders' equity
     Current liabilities:
        Accounts payable                                    $  2,596       $  1,445
        Accrued expenses and other current liabilities         2,220          4,367
        Accrued expenses, due to affiliates                    1,576            996
        Restructuring charges, current                           685            685
        Line of credit, short-term                             3,889          4,084
                                                            --------       --------
     Total current liabilities                                10,966         11,577

     Other long-term liabilities                                 275            270

     Commitments and contingencies

     Stockholders' equity:
        Preferred stock, $.01 par value:
          Authorized shares - 3,000,000
          Issued and outstanding shares - none                     -              -
        Common stock, $.01 par value:
          Authorized shares - 47,000,000
          Issued and outstanding shares -
            18,858,972 - March 31, 2004 and
                         December 31, 2003                       189            189
        Treasury stock                                          (242)          (384)
        Accumulated other comprehensive loss                      (8)            (7)
        Additional paid-in capital                            11,175         11,249
        Retained earnings                                      4,186          4,976
                                                            --------       --------
     Total stockholders' equity                               15,300         16,023
                                                            --------       --------
     Total liabilities and stockholders' equity             $ 26,541       $ 27,870
                                                            ========       ========

Note: The Balance Sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                                SPAR Group, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)


                                                     Three Months Ended
                                                    --------------------
                                                    March 31,   March 31,
                                                      2004        2003
                                                    --------    --------

Net revenues                                        $ 12,803    $ 18,739
Cost of revenues                                       8,694      11,251
                                                    --------    --------
Gross profit                                           4,109       7,488

Selling, general and administrative expenses           4,967       4,943
Depreciation and amortization                            362         378
                                                    --------    --------
Operating (loss) income                               (1,220)      2,167

Interest expense                                          34          68
Other expense                                              1          38
                                                    --------    --------
(Loss) income before income taxes                     (1,255)      2,061

(Benefit) provision for income taxes                    (465)        783
                                                    --------    --------

Net (loss) income                                   $   (790)   $  1,278
                                                    ========    ========

Basic/diluted net (loss) income per common share:

  Net (loss) income - basic/diluted                 $  (0.04)   $   0.07
                                                    ========    ========

Weighted average common shares - basic                18,859      18,841
                                                    ========    ========

Weighted average common shares - diluted              18,859      19,443
                                                    ========    ========

See accompanying notes.

                                SPAR Group, Inc.

                      Consolidated Statements of Cash Flows
                           (unaudited) (In thousands)

                                                                   Three Months Ended
                                                                   ------------------
                                                                   March 31,  March 31,
                                                                     2004       2003
                                                                   -------    -------
Operating activities
Net (loss) income                                                  $  (790)   $ 1,278
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation                                                      362        378

     Share of loss in joint venture                                      1         38
     Changes in operating assets and liabilities:
       Accounts receivable                                           2,541     (1,590)
       Prepaid expenses, other assets and deferred taxes              (821)      (418)
       Accounts payable, accrued expenses and other current
         liabilities                                                  (996)     1,175
       Accrued expenses due to affiliates                              580          -
       Restructuring charges                                             -       (816)
       Other long-term liabilities                                       5          -
                                                                   -------    -------
Net cash provided by operating activities                              882         45

Investing activities
Purchases of property and equipment                                   (301)      (421)
Acquisition of businesses                                             (453)       (38)
                                                                   -------    -------
Net cash used in investing activities                                 (754)      (459)

Financing activities
Net (payments) borrowings on line of credit                           (195)     3,469
Proceeds from employee stock purchase plan and exercised options        68         23
Payments to certain stockholders                                         -     (3,000)
Purchase of treasury stock                                               -        (78)
Translation (loss)                                                      (1)         -
                                                                   -------    -------
Net cash (used in) provided by financing activities                   (128)       414

Net change in cash                                                       -          -
Cash at beginning of period                                              -          -
                                                                   -------    -------
Cash at end of period                                              $     -    $     -
                                                                   =======    =======

Supplemental disclosure of cash flow information
Interest paid                                                      $    35    $    56

See accompanying notes.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1.       Basis of Presentation

         The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in Company's Annual Report for 2003 on Form 10-K for the year ended December 31, 2003, as filed with the Securities Exchange Commission on March 30, 2004 (the "Company's Annual Report for 2003 on Form 10-K"). The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.       Restructuring Charges

         In  1999,  the  Company's  Board  of  Directors   approved  a  plan  to
restructure the operations of the PIA Companies. Restructuring costs were composed of committed costs required to integrate the SPAR Companies' and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings. (For the specific definitions of those terms, see Item 1 - Business - GENERAL - Continuing Operations - Merchandising Services Division in the Company's Annual Report for 2003 on Form 10-K.)

         The restructuring reserve relates to equipment and office lease settlements and remains unchanged from the December 31, 2003 balance of $685,000.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


3.       Net (Loss) Income Per Share

         The following  table sets forth the  computations  of basic and diluted
(loss) income per share (in thousands, except per share data):

                                                                         Three Months Ended
                                                               ----------------- ---------------------
                                                                  March 31,           March 31,
                                                                     2004                2003
                                                               ----------------- ---------------------
            Numerator:

               Net (loss) income                               $       (790)     $      1,278

            Denominator:
               Shares used in basic (loss) income per
               share calculation                                     18,859            18,841

            Effect of diluted securities:
               Employee stock options                                     -               602
                                                               ----------------- ---------------------

               Shares used in diluted (loss) income per
               share calculation                                     18,859            19,443
                                                               ================= =====================

            Basic and diluted (loss) income per common share:

               Net (loss) income - basic                       $      (0.04)      $      0.07
                                 - diluted                     $      (0.04)      $      0.07


         The computation of dilutive loss per share excluded anti-dilutive stock options to purchase 501,000 shares as of March 31, 2004.

4.       Line of Credit and Long-Term Liabilities

         In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provides a $15.0 million revolving credit facility that matures on January 23, 2006. The Credit Facility allows the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The Credit Facility bears interest at Webster's "Alternative Base Rate" plus one-half percent (a total of 4.5% per annum at March 31, 2004), or LIBOR plus three percent, and is secured by all the assets of the Company and its subsidiaries.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


         The Credit Facility contains certain financial covenants that must be met by the Company on a consolidated basis, among which are a minimum "Net Worth", a minimum "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the Credit Facility. The Company was in compliance with such financial covenants at March 31, 2004, except for the minimum "Fixed Charge Coverage Ratio" and minimum EBITDA. On May 17, 2004, the Company secured a waiver from Webster for these covenant violations. As consideration for the waiver, among other things, the Company has agreed to reduce the revolving credit facility to $10.0 million from $15.0 million.

         Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at March 31, 2004, and December 31, 2003, in accordance with EITF 95-22.

         The revolving loan balances outstanding under the Credit Facility were $3.9 million and $4.1 million at March 31, 2004, and December 31, 2003, respectively. There were letters of credit outstanding under the Credit Facility of $0.7 million at March 31, 2004 and December 31, 2003. As of March 31, 2004, the SPAR Group had unused availability under the Credit Facility of $1.1 million out of the remaining maximum $11.1 million unused revolving line of credit after reducing the borrowing base by the outstanding loans and letters of credit.

5.       Related-Party Transactions

         Mr.  Robert G. Brown,  a Director,  the  Chairman,  President and Chief
Executive Officer and a major stockholder of the Company, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of the Company (collectively, the "SMS Principals"), are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), and SPAR Infotech, Inc. ("SIT").

         As consideration  for Webster's waiver as of March 31, 2004 (See Note 4
- Line of Credit and Long-Term Liabilities), the SMS Principals have provided personal guarantees to Webster that the Company's obligations will be paid in accordance with the terms of the Credit Facility. However, the guarantees from the SMS Principals are limited to a maximum of $1.0 million, with Mr. Brown limited to $600,000 and Mr. Bartels limited to $400,000. These guarantees will remain in effect until the Company has achieved certain financial criteria.

         For the 3-month period ended March 31, 2004, SMS provided approximately 92% of the Company's field representatives (through its independent contractor field force), and SMSI provided approximately 95% of the Company's field management. Pursuant to the Amended and Restated Field Service Agreement dated as of January 1, 2004 (the "Field Service Agreement"), SMS provides the services of approximately 6,000 field representatives to the Company at its request from time to time, for which the Company has agreed to reimburse SMS for all of its costs of providing those services and to pay SMS a premium equal to 4% of such costs. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004 (the "Field Management Agreement"), SMSI provides approximately 70 full-time national, regional and district managers to the Company at its request, from time to time, for which the Company has agreed to reimburse SMSI for all of its costs of providing those services and to pay SMSI a premium equal to 4% of such costs, except that for 2004 SMSI agreed (as an accommodation to the Company) to not be paid for certain administrative costs (which concession saved the Company approximately $145,000 for the 3-month period ended March 31, 2004). The SMS Principals were not paid any salaries as officers of SMS or SMSI for the 3-month period ended March 31, 2004, so there were no salary reimbursements for them included in such costs or

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

premium. However, since SMS and SMSI are "Subchapter S" corporations, the SMS Principals benefit from any income of such companies allocated to them.

         SIT provided substantially all of the Internet computer programming services to the Company for the 3-month period ended March 31, 2004. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004 (the "Programming and Support Agreement"), SIT continues to provide programming services to the Company at its request, from time to time, for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. No hourly charges or business expenses for the SMS Principals were charged to the Company for the 3-month period ended March 31, 2004. However, since SIT is a "Subchapter S" corporation, the SMS Principals benefit from any income of such company allocated to them.

         Through arrangements with the Company, SMS, SMSI and SIT participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them.

         The following transactions occurred between the SPAR Companies and the above affiliates (in thousands):

                                                                      Three Months Ended
                                                                      ------------------
                                                                      March 31,  March 31,
                                                                        2004      2003
                                                                      ------------------
               Services provided by affiliates:
                 SMS: Independent contractor field services           $6,361      $7,697
                                                                      ======      ======

                 SMSI: Field management services                      $1,354      $1,759
                                                                      ======      ======

                 SIT: Internet and computer programming services      $  381      $  406
                                                                      ======      ======


               Reimbursed costs from affiliates                       $  263      $   97
                                                                      ======      ======

              Accrued expenses due to affiliates (in thousands):
                                                                           March 31,
                                                                       2004        2003
                                                                      ------------------

               SMS                                                    $1,576      $2,030
                                                                      ======      ======

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

6.       Stock Options

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

         Under the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, no compensation cost has been recognized for the stock option grants to Company employees. Compensation cost for the Company's option grants to Company employees has been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net (loss) income and pro forma net (loss) income per share from operations would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):

                                                                     Three Months Ended
                                                                     -------------------
                                                                    March 31,    March 31,
                                                                      2004         2003
                                                                     ------       ------
     Net (loss) income, as reported                                  $ (790)      $1,278
     Stock based employee compensation expense
       under the fair market value method                               156          315
                                                                     ------       ------
     Adjusted pro forma net (loss) income                            $ (946)      $  963


     Basic and diluted net (loss) income per share, as reported      $(0.04)      $ 0.07

     Basic and diluted adjusted pro forma net (loss) income          $(0.05)      $ 0.05
       per share, after adjustment for stock based
       employee compensation expense under the fair market
       value method

         The pro forma effect on net (loss) income is not representative of the pro forma effect on net (loss) income in future years because the options vest over several years and additional awards may be made in the future.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

         For the three months ended March 31, 2004, there was no expense under the provision of SFAS No. 123 dealing with stock options to non-employees for stock option grants that were awarded to the employees of the Company's affiliates resulting from the decrease in the market price from December 31, 2003 to March 31, 2004. The Company determines the fair value of the options granted to non-employees using the Black-Scholes valuation model and expenses that value over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

7.       Treasury Stock

         As of March 31, 2004, the Company has 48,806 shares of treasury stock at a cost of $242,504. During the three months ended March 31, 2004, the Company utilized 27,250 shares of treasury stock for the issuance of common stock resulting from the exercise of stock options. During the three months ended March 31, 2003, the Company repurchased 22,899 shares of its common stock for $78,327. Currently, the Company has no stock repurchase program in place.

8. Line of Credit and Advances due from SPAR Performance Group, Inc. (now called STIMULYS, Inc.); Inability to Consolidate under FIN 46

         In connection with the sale of SPAR Performance Group, Inc. ("SPGI"), on June 30, 2002, the Company sold all of the stock of its subsidiary, SPGI. In connection with the sale, SPGI entered into a term loan agreement with the Company under which SPGI borrowed $6.0 million in term loans, which due to their speculative nature have been fully reserved.

         In connection with such sale, the Company also agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million through September 30, 2005 (the "SPGI Revolver"). The SPGI Revolver is secured by a pledge of all the assets of SPGI and is guarantied by its parent, Performance Holdings, Inc. Under the SPGI Revolver terms, SPGI is required to deposit all of its cash into the Company's lock box with Webster. The SPGI Revolver provided for advances in excess of the borrowing base through September 30, 2003. As of October 1, 2003, the SPGI Revolver includes a borrowing base calculation (principally 85% of "eligible" accounts receivable). In September 2003, SPGI requested and the Company agreed to provide advances of up to $1.0 million in excess of SPGI's borrowing base through September 30, 2004. In December of 2003, SPAR Performance Group, Inc. changed its name to STIMULYS, Inc.

         At March 31, 2004, there was approximately $1.2 million advanced under the SPGI Revolver and $70,000 in outstanding letters of credit, while the borrowing base was approximately $0.4 million. Due to the speculative nature of the SPGI Revolver, the Company has a reserve of approximately $800,000 against the SPGI Revolver at March 31, 2004. The amount due under the SPGI Revolver, net of the reserve, is included in other current assets.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

         In accordance with FASB Interpretation No. 46 - Consolidation of Variable Interest Entities (FIN 46), as a result of the term loans and revolving advances, the Company has concluded that it is the primary beneficiary of SPGI and is, therefore, required to consolidate SPGI in its financial statements. However, the Company has been unable to perform certain accounting procedures necessary to include SPGI in the consolidated financial statements, as required by FIN 46, and has been unable to obtain the necessary permission from SPGI to include that organization in the Company's consolidated financial statements. At March 31, 2004, the Company's maximum loss exposure is $470,000, which represents the amounts outstanding under the revolving line of credit in excess of the $800,000 reserve. The Company's maximum potential loss exposure resulting from the revolving line of credit agreement with SPGI is limited to $1.2 million, which is the $2.0 million revolving line of credit less the $800,000 reserve.

                                SPAR Group, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2004 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, the statements contained in the discussions under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

         Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved in whole or in part. You should carefully review the risk factors described and any other cautionary statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004 (the "Company's Annual Report for 2003 on Form 10-K"), and the cautionary statements contained in this Quarterly Report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the risk factors (see
Item 1 - Certain Risk Factors) and other cautionary statements in the Company's Annual Report for 2003 on Form 10-K and in this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

         The  Company's   operations  are  divided  into  two   divisions:   the
Merchandising Services Division and the International Division. The Merchandising Services Division provides merchandising services, product demonstrations, product sampling, database marketing, teleservices and marketing research to manufacturers and retailers with product distribution primarily in mass merchandisers, drug chains and grocery stores in the United States. The International Division, established in July 2000, currently provides merchandising services in Japan, Canada, Turkey and India.

                                SPAR Group, Inc.


Merchandising Services Division

         The Company provides nationwide merchandising and other marketing services to general merchandise, health and beauty care, consumer goods, home entertainment, PC software and food products companies in drug chains, mass merchandisers and retail grocery stores in the United States. Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or multiple manufacturers primarily under single or multi-year contracts or agreements. Services also include stand-alone, large-scale implementations such as new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and setting new and promotional items, placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. In 2003, the Company added in-store product demonstration and in-store product sampling services to its merchandising service offerings. Marketing services consist of database marketing, teleservices and marketing research.


International Division

         In July 2000, the Company established its International Division, through a wholly owned subsidiary, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business worldwide. In May 2001, the Company entered into a 50% owned joint venture with a large Japanese distributor to provide merchandising services in Japan. In June 2003, the Company expanded its merchandising services into Canada through a wholly owned subsidiary. In July 2003, the Company established a 51% owned joint venture based in Istanbul to provide merchandising services throughout Turkey.

         In April 2004, the Company announced the establishment of a joint venture in India. The joint venture is headquartered in New Delhi and is owned 51% by the Company.


Critical Accounting Policies

         The Company's critical accounting policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, business combination accounting, and discontinued business accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Three critical accounting policies are revenue recognition, allowance for doubtful accounts and sales allowance, and internal use software development costs.

                                SPAR Group, Inc.


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

         Allowance for Doubtful Accounts and Sales Allowance

         The Company continually monitors the collectability of its accounts receivable based upon current customer credit information and other information available. Utilizing this information, the Company has established an allowance for doubtful accounts of $531,000 and $515,000 at March 31, 2004 and December 31, 2003, respectively. The Company also recorded a sales allowance of $788,000 and $448,000 at March 31, 2004 and December 31, 2003, respectively, to reflect potential customer credits.

         Internal Use Software Development Costs

         Under the rules of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Capitalized software development costs are amortized over three years.

         The Company capitalized $184,651 and $212,896 of costs related to software developed for internal use in the three months ended March 31, 2004 and 2003, respectively.

                                SPAR Group, Inc.


Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

       The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands except percent data).

                                                                                   Three Months Ended
                                                          -----------------------------------------------------------------
                                                             March 31, 2004               March 31, 2003
                                                          ----------------------      ---------------------
                                                                                                                 (Decrease)
                                                            Amount            %        Amount           %        Increase %
                                                          --------         -----      --------        -----      ----------
     Net revenues                                         $ 12,803         100.0%     $ 18,739        100.0%      (31.7)%

     Cost of revenues                                        8,694          67.9%       11,251         60.0%      (22.7)%

     Selling, general and administrative expense             4,967          38.8%        4,943         26.4%        0.5%

     Depreciation and amortization                             362           2.8%          378          2.0%       (4.2)%

     Interest expense                                           34           0.3%           68          0.4%      (50.0)%

     Other expense                                               1           0.0%           38          0.2%      (97.3)%
                                                          --------         -----      --------        -----

     (Loss) income before income taxes                      (1,255)         (9.8)%       2,061         11.0%     (160.9)%

     (Benefit) provision for income taxes                     (465)         (3.6)%         783          4.2%     (159.4)%
                                                          --------         -----      --------        -----

     Net (loss) income                                    $   (790)         (6.2)%    $  1,278          6.8%     (161.8)%
                                                          ========         =====      ========        =====

         Net revenues for the three months ended March 31, 2004, were $12.8 million, compared to $18.7 million for the three months ended March 31, 2003, a decrease of 31.7%. The decrease in net revenues resulted primarily from decreased project revenue from a particular client, reduced business from the Company's second largest customer for whom the Company will no longer provide service subsequent to March 31, 2004 and reduced per unit fee revenue primarily resulting from the loss of a certain customer.

                                SPAR Group, Inc.


         One customer, a division of a major retailer, accounted for 44% and 28% of the Company's net revenues for the three months ended March 31, 2004 and 2003, respectively. This customer also accounted for approximately 47% and 42% of accounts receivable at March 31, 2004 and 2003, respectively. In April of 2004, the customer's parent company announced that they have signed definitive agreements for the sale of this business. There can be no assurances that the purchasers will continue to use the services of the Company. The loss of this business could have a material adverse effect on the Company's business, results of operations and financial condition.

         For the three months ended March 31, 2003, a second customer accounted for 14% of net revenue as a result of a particular project. This project did not recur in 2004 and, as a result, this customer's net revenues were less than 10% of total net revenues for the three months ended March 31, 2004. A third customer accounted for 11% of the Company's net revenue for the three months ended March 31, 2003. This customer's net revenues were significantly reduced and fell before 10% of total net revenues for the three months ended March 31, 2004. Subsequent to March 31, 2004, the Company will no longer provide service to this customer.

         In addition, approximately 15% and 16% of the Company's net revenues for the three months ended March 31, 2004 and 2003, respectively, resulted from merchandising services performed for manufacturers at Kmart retail stores. Kmart filed for protection under the U.S. Bankruptcy Code in January of 2002 and emerged from bankruptcy in May of 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships are with various manufacturers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company. As of August 31, 2003, one customer discontinued its merchandising programs with the Company. Some, but not all, of these programs were performed at Kmart stores. This customer accounted for 15% of the business generated from Kmart for the three months ended March 31, 2003.

         Failure to attract new large customers could significantly impede the growth of the Company's revenues, which could have a material adverse effect on the Company's future business, results of operations and financial condition.

         Cost of revenues from operations consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 67.9% for the three months ended March 31, 2004, compared to 60.0% for the three months ended March 31, 2003. The increase is primarily a result of certain fixed field costs that did not decrease with the lower volume as well as higher cost programs.

         Approximately 89% and 84% of cost of revenues were purchased from the Company's affiliate, SMS, in the three months ended March 31, 2004 and 2003, respectively, and substantially all of the field management services were purchased from the Company's affiliate, SMSI, during those periods (See note 5 to the Financial Statements in this Quarterly Report).

                                SPAR Group, Inc.


         Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource expenses, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated (in millions except percent data):

                                                                  Three Months Ended
                                              ---------------------------------------------------------
                                                                                           Increase
                                               March 31, 2004       March 31, 2003         (Decrease)
                                              ----------------     ----------------      --------------
                                              Amount        %      Amount        %             %
                                              ------      ----     ------      ----      --------------
     Selling, general and administrative      $  4.9      38.8%    $  4.9      26.4%          0.5%
     Depreciation and amortization            $  0.4       2.8%    $  0.4       2.0%         (4.2)%

         Selling, general and administrative expenses were $4.9 million for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004, the Company reduced selling, general and administrative costs by $450,000 versus the same period in 2003. These savings were offset by the selling, general and administrative costs associated with acquisitions during 2003. As a result, selling, general and administrative costs for the three months ending March 31, 2004 were consistent with the prior period.

Other Expense

         Other expense represents the Company's share in the Japanese joint venture loss totaling approximately $1,000 and $38,000 for the three months ended March 31, 2004 and 2003, respectively.

Income Taxes

         The income tax (benefit) provision represents a combined federal and state income tax rate of 37% and 38% for the three months ended March 31, 2004 and 2003, respectively.

Net Income

         The Company had a net loss of $0.8 million for the three months ended March 31, 2004, or $0.04 per diluted share, compared to net income of $1.3 million, or $0.07 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

         In the three months ended March 31, 2004, the Company had a net loss of $0.8 million. Net cash provided by operating activities for the three months ended March 31, 2004, was $0.9 million, compared with net cash provided by operations of $45,000 for the three months ended March 31, 2003. The cash provided by operating activities in 2004 was primarily a result of decreases in accounts

                                SPAR Group, Inc.


receivable and increases in accrued expenses due to affiliates significantly offset by net operating losses, increases in prepaid expenses, other assets and deferred taxes and decreases in accounts payable, accrued expenses and other current liabilities.

         Net cash used in investing activities for the three months ended March 31, 2004, was $0.8 million, compared with net cash used in investing activities of $0.5 million for the three months ended March 31, 2003. The cash used in investing activities in 2004 resulted from the acquisition of businesses and purchases of property and equipment.

         Net cash used in financing activities for the three months ended March 31, 2004, was $0.1 million, compared with net cash provided by financing activities of $0.4 million for the three months ended March 31, 2003. The cash used in financing activities in 2004 was primarily a result of net payments on the line of credit.

         The above activity resulted in no change in cash and cash equivalents for the three months ended March 31, 2004, as the Company utilizes excess cash to pay down its line of credit.

         At March 31, 2004, the Company had positive working capital of $3.3 million, as compared to a positive working capital of $4.1 million at December 31, 2003. The decrease in working capital is due primarily to decreases in accounts receivable, increases in accounts payable and accrued expenses due to affiliates, partially offset by increases in prepaid expenses and deferred taxes and decreases in accrued expenses. The Company's current ratio was 1.32 at March 31, 2004, and 1.35 at December 31, 2003.

         In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provides a $15.0 million revolving credit facility that matures on January 23, 2006. The Credit Facility allows the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The Credit Facility bears interest at Webster's "Alternative Base Rate" plus one-half percent (a total of 4.5% per annum at March 31, 2004), or LIBOR plus three percent, and is secured by all the assets of the Company and its subsidiaries.

         The Credit Facility contains certain financial covenants that must be met by the Company on a consolidated basis, among which are a minimum "Net Worth", a minimum "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the Credit Facility. The Company was in compliance with such financial covenants at March 31, 2004, except for the minimum "Fixed Charge Coverage Ratio" and minimum EBITDA. On May 17, 2004, the Company secured a waiver from Webster for these covenant violations. As consideration for the waiver, among other things, the Company has agreed to reduce the revolving credit facility to $10.0 million from $15.0 million.

         Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at March 31, 2004 and December 31, 2003, in accordance with EITF 95-22.

         The revolving loan balance outstanding under the Credit Facility were $3.9 million and $4.1 million at March 31, 2004 and December 31, 2003, respectively. There were letters of credit outstanding under the Credit Facility of $0.7 million at March 31, 2004 and December 31, 2003. As of March 31, 2004, the SPAR Group had unused availability under the Credit Facility of

                                SPAR Group, Inc.


$1.1 million out of the remaining maximum $11.1 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

         Management believes that based upon the Company's current working capital position and the existing credit facilities, funding will be sufficient to support ongoing operations over the next twelve months. However, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients, or the inability to acquire new clients or the Company's inability to return to profitability, could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

         In connection with the sale of SPGI on June 30, 2002, the Company agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "SPGI Revolver") through September 30, 2005. The SPGI Revolver is secured by a pledge of all the assets of SPGI and is guarantied by SPGI's parent, Performance Holdings, Inc. The SPGI Revolver provided for advances in excess of the borrowing base through September 30, 2003. As of October 1, 2003, the SPGI Revolver was adjusted, as per the agreement, to include a borrowing base calculation (principally 85% of "eligible" accounts receivable). In September 2003, SPGI requested and the Company agreed to provide advances of up to $1.0 million in excess of the borrowing base through September 30, 2004. At March 31, 2004, there was approximately $1.2 million borrowed under the SPGI Revolver and $70,000 in outstanding letters of credit, while the borrowing base was approximately $0.4 million. Under the SPGI Revolver terms, SPGI is required to deposit all of its cash to the Company's lock box.


Certain Contractual Obligations

         The following table contains a summary of certain of the Company's contractual obligations by category as of March 31, 2004 (in thousands).

          Contractual Obligations                                   Payments due by Period
--------------------------------------------------------------------------------------------------------------------
                                               Total       Less than 1    1-3 years     3-5 years     More than 5
                                                              year                                       years
--------------------------------------------------------------------------------------------------------------------
New Credit Facility                             $3,889        $3,889        $    -        $    -          $    -
--------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                      1,955           858         1,009            88               0
--------------------------------------------------------------------------------------------------------------------
Total                                           $5,844        $4,747        $1,009         $  88          $    0
--------------------------------------------------------------------------------------------------------------------

         In addition to the above table, the Company had agreed to provide a discretionary line of credit to SPGI not to exceed $2.0 million through September 30, 2005. Outstanding loans to SPGI under the discretionary line of credit totaled $1.2 million at March 31, 2004. The Company also had $737,337 in outstanding Letters of Credit at March 31, 2004.

         In May 2001, the Company and Paltac, Inc. ("Paltac"), a large Japanese distributor, entered into a joint venture to create a Japanese company, SPAR FM. SPAR FM entered into a 300 million Yen Revolving Credit Agreement with a Japanese bank. The bank required Paltac guarantee the outstanding balance on the revolving credit facility. As part of the joint venture agreement, should Paltac be required

                                SPAR Group, Inc.


to make a payment on its guarantee to the bank, then the Company has agreed to remit to Paltac 50% of any such payment up to a maximum of 150 million Yen or approximately $1.4 million. As of March 31, 2004, SPAR FM has borrowed 100 million Yen under its Revolving Credit Agreement. Therefore, the Company's current exposure to Paltac respecting outstanding loans to SPAR FM at March 31, 2004 would be 50 million Yen or approximately $0.5 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to market risk related to the variable interest rate on the line of credit and the variable yield on its cash and cash equivalents. The Company's accounting policies for financial instruments and disclosures relating to financial instruments require that the Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and long term debt. The Company considers carrying amounts of current assets and liabilities in the consolidated financial statements to approximate their fair value because of the relatively short period of time between their origination and their expected realization. The Company monitors the risks associated with interest rates. The Company's investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

       Currently, the Company's international operations are not material and, therefore, the risk related to foreign currency exchange rates is not material.

       The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. Excess cash is normally used to pay down its revolving line of credit.


Item 4.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covering this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There were no material changes in the Company's internal control over financial reporting during the first quarter of 2004.

                                SPAR Group, Inc.


CODES OF ETHICS

         The Company has adopted codes of ethics that apply to its Directors, Officers and Employees. They are contained in the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Dated (as of) May 1, 2004 (the "Ethics Code"), and the SPAR Group Statement of Policy Regarding Personal Securities Transactions in SGRP Stock Amended Non-Public Information Dated, Amended and Restated as of May 1, 2004 (the "Securities Policy"). The Company has filed copies of the Ethics Code and Securities Policy as Exhibits to its Periodic Report on Form 8-K, dated May 1, 2004, filed with the U.S. Securities and Exchange Commission on May 5, 2004.

                                SPAR Group, Inc.


PART II:  OTHER INFORMATION

Item 1.        Legal Proceedings

               No change.

Item 2:        Changes in Securities and Use of Proceeds

               Item 2(a): Not applicable

               Item 2(b): Not applicable

               Item 2(c): Not applicable

               Item 2(d): Not applicable

Item 3:        Defaults upon Senior Securities

               Item 3(a):  Defaults under Indebtedness:  None.
               Item 3(b):  Defaults under Preferred Stock:  Not Applicable.

Item 4:        Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5:        Other Information

               In February 2004, the Company's Audit Committee approved the Field Service Agreement, Field Management Agreement and Programming and Support Agreement effective as of January 1, 2004, which amended, restated and completely replaced the predecessor agreements pursuant to which SMS, SMSI and SIT had previously provided their respective services to the Company. The Company has filed copies of the Field Service Agreement, Field Management Agreement and Programming and Support Agreement as Exhibits 10.1, 10.2 and 10.3, respectively, to this quarterly report on Form 10-Q for the fiscal quarter ending March 31, 2004. These restated agreements extended the previous contract maturities for four years, strengthened various contractual provisions and continued the basic economic terms of the previous agreements, except that the restated Field Management Agreement provides for a temporary reduction in SMSI's fees for 2004 by excluding certain administrative costs as described above. The Company's agreements and other arrangements with SMS, SMSI and SIT are periodically reviewed by the Company's Audit Committee, which review includes an examination of the overall fairness of the arrangements and the resulting income (if any) to the SMS Principals.

                                SPAR Group, Inc.


Item 6:        Exhibits And Reports On Form 8-K.

       Exhibits.

         10.1 Amended and Restated Field Service Agreement dated and effective as of January 1, 2004, by and between SPAR Marketing Services, Inc., SPAR Marketing Force, Inc., as filed herewith.

         10.2 Amended and Restated Field Management Agreement dated and effective as of January 1, 2004, by and between SPAR Management Services, Inc., and SPAR Marketing Force, Inc., as filed herewith.

         10.3 Amended and Restated Programming and Support Agreement dated and effective as of January 1, 2004, by and between SPAR InfoTech, Inc., and SPAR Marketing Force, Inc., as filed herewith.

         31.1 Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

         31.2 Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

         32.1 Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

         32.2 Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

       Reports On Form 8-K.

         1. Periodic Report on Form 8-K, dated March 26, 2004 filed with the U.S. Securities and Exchange Commission on March 26, 2004, respecting the earnings press release for 2003.

         2. Periodic Report on Form 8-K, dated May 1, 2004, filed with the U.S. Securities and Exchange Commission on May 5, 2004, respecting the adoption and filing of the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Dated (as of) May 1, 2004, and the SPAR Group Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information Dated, Amended and Restated as of May 1, 2004.

         3. Periodic Report on Form 8-K, dated May 14, 2004, filed with the U.S. Securities and Exchange Commission on May 14, 2004, respecting the earnings press release for the quarter ended March 31, 2004.

                                SPAR Group, Inc.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date:  May 18, 2004                SPAR Group, Inc., Registrant


                                            By: /s/ Charles Cimitile
                                                --------------------
                                                Charles Cimitile
                                                Chief Financial Officer and duly
                                                authorized signatory