Form 10-K/A
period 2003-12-31
SPAR GROUP INC
filed 2004-06-28
CIK 1004989

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

(Mark One)

 X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
---      EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003
                                                               OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 for the transition period from _______  to _______

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Introduction

This Form 10-K/A (Amendment No. 1) amends the Annual Report for the Fiscal Year ended December 31, 2003 on Form 10-K by amending and restating certain portions of the Notes to the Consolidated Financial Statements substituting for such items are the following replacements as indicated. The following paragraph in
Note 6, Joint Venture Guarantee is restated to change the currency from Yen in the last sentence. The following table in Note 9 is amended and restated to indicate the number of options outstanding as of December 31, 2000. The following list of Exhibits and Reports on Form 8-K is amended and restated to include recently filed Periodic Reports on Form 8-K and the exhibits filed therewith (other than earning reports previously reported on Form 10-Q). In order to complete the list of amendments to the existing Third Amended and Restated Revolving Credit and Security Agreement with Webster Business Credit Corporation (Exhibit 10.14, as previously filed), attached hereto as Exhibit
10.16 is a copy of the existing Waiver and Amendment thereto dated as of January, 2004.

6. Commitments and Contingencies

Joint Venture Guarantee

In May 2001, the Company and Paltac, Inc. ("Paltac"), a large Japanese distributor, entered into a joint venture to create a Japanese company, SPAR FM. SPAR FM entered into a Yen 300 million Revolving Credit Agreement with a Japanese bank. The bank required Paltac guarantee the outstanding balance on the revolving credit facility. As part of the joint venture agreement, should Paltac be required to make a payment on its guarantee to the bank, then the Company has agreed to remit to Paltac 50% of any such payment up to a maximum of Yen 150 million or approximately $1.4 million. As of December 31, 2003, SPAR FM has borrowed Yen 100 million under its Revolving Credit Agreement. Therefore, the Company's current exposure to Paltac respecting outstanding loans to SPAR FM at December 31, 2003 would be Yen 50 million or approximately $470,000. The Company has recorded approximately $0.3 million in long-term liabilities for its share of the cumulative losses associated with this joint venture.

9. Stock Options (continued)

The following table summarizes stock option activity under the Company's plans:

                                                                                        Weighted Average
                                                                          Shares         Exercise Price
                                                                   ----------------------------------------

    Options outstanding, December 31, 2000                               2,989,849            $   4.82

    Granted                                                              2,564,844            $   1.31
    Exercised                                                             (309,492)               1.30
    Canceled or expired                                                 (2,761,474)               5.00
                                                                   ---------------------
    Options outstanding, December 31, 2001                               2,483,727            $   1.42

    Granted                                                                332,792            $   2.01
    Exercised                                                             (230,463)               1.23
    Canceled or expired                                                   (487,875)               5.05
                                                                   ---------------------
    Options outstanding, December 31, 2002                               2,098,181            $   1.52

    Granted                                                                401,020            $   3.51
    Exercised                                                             (143,641)               1.17
    Canceled or expired                                                    (86,500)               2.38
                                                                   ---------------------
    Options outstanding, December 31, 2003                               2,269,060            $   1.85

    Option price range at end of year                                          $0.01 to $14.00

                                                               2003            2002             2001
                                                         --------------------------------------------------
    Grant Date weighted average fair value of
      options granted during the year                       $   2.33        $   1.60         $   1.28


Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit
Number                    Description
------                    -----------

3.1 Certificate of Incorporation of SPAR Group, Inc. (referred to therein under its former name of PIA Merchandising Services, Inc.), as amended (which exhibit is hereby incorporated by reference its Registration Statement on Form S-1 (Registration No. 33-80429), as filed with the Securities and Exchange Commission (the "SEC") on December 14, 1995 (the "Form S-1")), and the Certificate of Amendment filed with the Secretary of State of the State of Delaware on July 8, 1999 (which exhibit is hereby incorporated by reference from Exhibit 3.1 to SGRP's Form 10-Q for the 3rd Quarter ended September 30, 1999), which amendment (among other things) changed its name to SPAR Group, Inc.

3.2 Amended and Restated By-Laws of SPAR Group, Inc. Dated and Effective as of May 18, 2004 (which exhibit is hereby incorporated by reference from Exhibit 3.1 to SGRP's Form 8-K dated May 18, 2004, as filed with the SEC on May 27, 2004).

3.3 Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc. Dated (as of) May 18, 2004 (which exhibit is hereby incorporated by reference from Exhibit 3.2 to SGRP's Form 8-K dated May 18, 2004, as filed with the SEC on May 27, 2004).

3.4 Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc. Dated (as of) May 18, 2004 (which exhibit is hereby incorporated by reference from Exhibit 3.3 to SGRP's Form 8-K dated May 18, 2004, as filed with the SEC on May 27, 2004).

3.5 Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc. Dated (as of) May 18, 2004 (which exhibit is hereby incorporated by reference from Exhibit 3.4 to SGRP's Form 8-K dated May 18, 2004, as filed with the SEC on May 27, 2004).

3.6 SPAR Group, Inc. Statement of Policy Respecting Stockholder Communications with Directors dated as of May 18, 2004 (which exhibit is hereby incorporated by reference from Exhibit 3.5 to SGRP's Form 8-K dated May 18, 2004, as filed with the SEC on May 27, 2004).

3.7 SPAR Group, Inc. Statement of Policy Regarding Director Qualifications and Nominations of dated as of May 18, 2004 (which exhibit is hereby incorporated by reference from Exhibit 3.6 to SGRP's Form 8-K dated May 18, 2004, as filed with the SEC on May 27, 2004).

4.1 Registration Rights Agreement entered into as of January 21, 1992, by and among RVM Holding Corporation, RVM/PIA, a California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverine (which exhibit is hereby incorporated by reference to the Form S-1).

10.1 2000 Stock Option Plan, as amended, (which exhibit is hereby incorporated by reference from Annex A to SGRP's Proxy Statement for the Company's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.2 2001 Employee Stock Purchase Plan (which exhibit is hereby incorporated by reference from Annex B to SGRP's Proxy Statement for the Company's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.3 2001 Consultant Stock Purchase Plan (which exhibit is hereby incorporated by reference from Annex C to SGRP's Proxy Statement for the Company's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.4 Business Manager Agreement dated as of July 8, 1999, by and between SPAR Marketing Force, Inc., and SPAR Marketing Services, Inc. (which exhibit is hereby incorporated by reference from Exhibit 10.18 to SGRP's Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1999).

10.5 Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc., and SPAR Trademarks, Inc. (which exhibit is hereby incorporated by reference from Exhibit 10.6 to SGRP's Form 10-K for the fiscal year ended December 31, 2002).

10.6 Trademark License Agreement dated as of July 8, 1999, by and between SPAR Infotech, Inc., and SPAR Trademarks, Inc. (which exhibit is hereby incorporated by reference from Exhibit 10.7 to SGRP's Form 10-K for the fiscal year ended December 31, 2002).

10.7 Amended and Restated Field Service Agreement dated and effective as of January 1, 2004, by and between SPAR Marketing Services, Inc., SPAR Marketing Force, Inc. (which exhibit is hereby incorporated by reference from Exhibit 10.1 to SGRP's Form 10-Q for the first quarter ended March 31, 2004).

10.8 Amended and Restated Field Management Agreement dated and effective as of January 1, 2004, by and between SPAR Management Services, Inc., and SPAR Marketing Force, Inc. (which exhibit is hereby incorporated by reference from Exhibit 10.2 to SGRP's Form 10-Q for the first quarter ended March 31, 2004).

10.9 Amended and Restated Programming and Support Agreement dated and effective as of January 1, 2004, by and between SPAR InfoTech, Inc., and SPAR Marketing Force, Inc. (which exhibit is hereby incorporated by reference from Exhibit 10.3 to SGRP's Form 10-Q for the first quarter ended March 31, 2004).

10.10    [Reserved.]

10.11 Stock Purchase and Sale Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (which exhibit is hereby incorporated by reference from Exhibit 10.17 to SGRP's Form 10-Q for the quarter ended June 30, 2002).

10.12    Revolving  Credit,   Guaranty  and  Security  Agreement  by  and  among
         Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (which exhibit is hereby incorporated by reference from Exhibit 10.18 to SGRP's Form 10-Q for the quarter ended June 30, 2002).

10.13 Term Loan, Guaranty and Security Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (which exhibit is hereby incorporated by reference from Exhibit 10.19 to SGRP's Form 10-Q for the quarter ended June 30, 2002).

10.14 Third Amended and Restated Revolving Credit and Security Agreement by and among Whitehall Business Credit Corporation (the "Lender") with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., SPAR Group International, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and Pivotal Sales Company (collectively, the "Existing Borrowers"), dated as of January 24, 2003 (which exhibit is hereby incorporated by reference from Exhibit 10.13 to SGRP's Form 10-K for the fiscal year ended December 31, 2002).

10.15 Consent, Joinder, Release and Amendment Agreement dated as of October 31, 2003, by and among the Lender, the Existing Borrowers and SPAR All Store Marketing, Inc., as a Borrower (which exhibit is hereby incorporated by reference from Exhibit 10.14 to SGRP's Form 10-K for the fiscal year ended December 31, 2003).

10.16 Waiver and Amendment to Third Amended and Restated Revolving Credit and Security Agreement by and among the Lender and the Borrowers dated as of January, 2004, and filed herewith.

10.17 Waiver And Amendment No. 3 To Third Amended And Restated Revolving Credit And Security Agreement by and among the Lender and the Borrowers entered into as of March 26, 2004 (which exhibit is hereby incorporated by reference from Exhibit 10.1 to SGRP's Form 8-K dated March 26, 2004, as filed with the SEC on May 26, 2004).

10.18 Joinder, Waiver And Amendment No. 4 To Third Amended And Restated Revolving Credit And Security Agreement by and among the Lender and the Borrowers entered into as of May 17, 2004 (which exhibit is hereby incorporated by reference from Exhibit 10.2 to SGRP's Form 8-K dated March 26, 2004, as filed with the SEC on May 26, 2004.)

14.1 SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees dated (as of) May 1, 2004 (which exhibit is hereby incorporated by reference from Exhibit 14.1 to SGRP's Form 8-K dated May 1, 2004, as filed with the SEC on May 5, 2004).

14.2 SPAR Group Statement of Policy Regarding Personal Securities Transaction in SGRP Stock and Non-Public Information Dated, Amended and Restated as of May 1, 2004 (which exhibit is hereby incorporated by reference from Exhibit 14.2 to SGRP's Form 8-K dated May 1, 2004, as filed with the SEC on May 5, 2004).

21.1 List of Subsidiaries (which exhibit is hereby incorporated by reference from Exhibit 21.1 to SGRP's Form 10-K for the year ended December 31,
         2003).

21.2 Consent of Ernst & Young LLP (which exhibit is hereby incorporated by reference from Exhibit 21.2 to SGRP's Form 10-K for the year ended December 31, 2003).

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

(b)      Reports on Form 8-K.

1. Periodic Report on Form 8-K, dated November 10, 2003, filed with the SEC on November 10, 2003, respecting the earnings press release for the quarter ended September 30, 2003.

2. Periodic Report on Form 8-K, dated March 26, 2004, filed with the SEC on May 26, 2004, respecting each of the following: (i) Waiver And Amendment No. 3 To Third Amended And Restated Revolving Credit And Security Agreement by and among the Lender and the Borrowers entered into as of March 26, 2004 (Exhibit 10.17, above); and (ii) Joinder, Waiver And Amendment No. 4 To Third Amended And Restated Revolving Credit And Security Agreement by and among the Lender and the Borrowers entered into as of May 17, 2004 (Exhibit 10.18, above).

3. Periodic Report on Form 8-K, dated May 1, 2004, filed with the SEC on May 5, 2004, respecting the adoption and filing of each of the following: (i) SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees dated (as of) May 1, 2004 (Exhibit 14.1, above); and (ii) SPAR Group Statement of Policy Regarding Personal Securities Transaction in SGRP Stock and Non-Public Information Dated, Amended and Restated as of May 1, 2004 (Exhibit 14.2, above).

4. Periodic Report on Form 8-K, dated May 18, 2004, filed with the SEC on May 27, 2004, respecting the adoption and filing of each of the following: (i) Amended and Restated By-Laws of SPAR Group, Inc.

         Dated and Effective as of May 18, 2004 (Exhibit 3.2, above); (ii) Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc. Dated (as of) May 18, 2004 (Exhibit 3.3, above); (iii) Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc. Dated (as of) May 18, 2004 (Exhibit 3.4, above); (iv) Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc. Dated (as of) May 18, 2004 (Exhibit 3.5, above); (v) SPAR Group, Inc. Statement of Policy Respecting Stockholder Communications with Directors dated as of May 18, 2004 (Exhibit 3.6, above); and (vi) SPAR Group, Inc. Statement of Policy Regarding Director Qualifications and Nominations of dated as of May 18, 2004 (Exhibit 3.7, above).

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


                                       Dated: June 28, 2004