Form 10-Q
period 2004-06-30
SPAR GROUP INC
filed 2004-08-23
CIK 1004989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2004

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT  OF  1934   for  the   transition   period   from  _____________________
to ______________________


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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [ ] No


Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
[ ] Yes   [X] No


   On June 30, 2004, there were 18,858,972 shares of Common Stock outstanding.

                                SPAR Group, Inc.

                                      Index

PART I:         FINANCIAL INFORMATION

Item 1:               Financial Statements

                      Consolidated Balance Sheets
                      as of June 30, 2004 and December 31, 2003....................................... 3

                      Consolidated Statements of Operations for the three
                      months and six months ended June 30, 2004 and 2003...............................4

                      Consolidated Statements of Cash Flows for the
                      six months ended June 30, 2004 and 2003......................................... 5

                      Notes to Consolidated Financial Statements.......................................6

Item 2:               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................................16

Item 3:               Quantitative and Qualitative Disclosures About Market Risk......................28

Item 4:               Controls and Procedures.........................................................28

PART II:        OTHER INFORMATION

Item 1:               Legal Proceedings...............................................................29

Item 2:               Changes in Securities and Use of Proceeds.......................................29

Item 3:               Defaults upon Senior Securities.................................................29

Item 4:               Submission of Matters to a Vote of Security Holders.............................29

Item 5:               Other Information...............................................................29

Item 6:               Exhibits and Reports on Form 8-K................................................29

SIGNATURES............................................................................................31

PART I:.FINANCIAL INFORMATION

Item 1:  Financial Statements
                                SPAR Group, Inc.

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                     June 30,    December 31,
                                                       2004         2003
                                                     --------     --------
                                                    (Unaudited)    (Note)
Assets
Current assets:
   Accounts receivable, net                          $  7,743     $ 13,942
   Prepaid expenses and other current assets              310          415
   Deferred income taxes                                    -        1,305
                                                     --------     --------
Total current assets                                    8,053       15,662

Property and equipment, net                             1,751        2,099
Goodwill                                                  798        8,749
Deferred income taxes                                       -          434
Other assets                                              448          926
                                                     --------     --------
Total assets                                         $ 11,050     $ 27,870
                                                     ========     ========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                  $  2,083     $  1,445
   Accrued expenses and other current liabilities       1,192        4,350
   Accrued expenses, due to affiliates                  1,296          996
   Restructuring charges, current                           -          685
   Customer deposits                                      932           17
   Line of credit, short-term                           1,856        4,084
                                                     --------     --------
Total current liabilities                               7,359       11,577

Other long-term liabilities                               513          270


Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000
     Issued and outstanding shares - none                   -            -
   Common stock, $.01 par value:
     Authorized shares - 47,000,000
     Issued and outstanding shares -
       18,858,972 - June 30, 2004 and
                    December 31, 2003                     189          189
   Treasury stock                                        (213)        (384)
   Accumulated other comprehensive loss                    (3)          (7)
   Additional paid-in capital                          11,197       11,249
   Accumulated (deficit) retained earnings             (7,992)       4,976
                                                     --------     --------
Total stockholders' equity                              3,178       16,023
                                                     --------     --------
Total liabilities and stockholders' equity           $ 11,050     $ 27,870
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

                                SPAR Group, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)

                                                      Three Months Ended          Six Months Ended
                                                     ---------------------     ---------------------
                                                     June 30,     June 30,     June 30,     June 30,
                                                       2004         2003         2004         2003
                                                     --------     --------     --------     --------
Net revenues                                         $ 11,933     $ 17,351     $ 24,736     $ 36,090
Cost of revenues                                        8,716       11,146       17,411       22,397
                                                     --------     --------     --------     --------
Gross profit                                            3,217        6,205        7,325       13,693

Selling, general and administrative expenses            5,577        4,768       10,545        9,711
Impairment charges                                      8,141            -        8,141            -
Depreciation and amortization                             369          399          730          777
                                                     --------     --------     --------     --------
Operating (loss) income                               (10,870)       1,038      (12,091)       3,205

Interest expense                                           64           72           98          140
Other expense (income)                                      7          (10)           8           28
                                                     --------     --------     --------     --------
(Loss) income before provision for income taxes       (10,941)         976      (12,197)       3,037

Provision for income taxes                              1,236          368          771        1,151
                                                     --------     --------     --------     --------

Net (loss) income                                    $(12,177)    $    608     $(12,968)    $  1,886
                                                     ========     ========     ========     ========

Basic/diluted net (loss) income per common share:

  Net (loss) income - basic/diluted                  $  (0.65)    $   0.03     $  (0.69)    $   0.10
                                                     ========     ========     ========     ========

Weighted average common shares - basic                 18,859       18,858       18,859       18,850
                                                     ========     ========     ========     ========

Weighted average common shares - diluted               18,859       19,538       18,859       19,447
                                                     ========     ========     ========     ========


See accompanying notes.

                                SPAR Group, Inc.

                      Consolidated Statements of Cash Flows
                           (unaudited) (In thousands)

                                                                       Six Months Ended
                                                                    ---------------------
                                                                    June 30,     June 30,
                                                                      2004         2003
                                                                    --------     --------
Operating activities
Net (loss) income                                                   $(12,968)    $  1,886
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
     Impairment charges                                                8,141            -
     Deferred tax asset adjustments                                      729            -
     Depreciation                                                        730          777

     Changes in operating assets and liabilities:
       Accounts receivable                                             6,199       (2,089)
       Prepaid expenses and other assets                                 515         (630)
       Accounts payable, accrued expenses, other current
         liabilities and customer deposits                              (561)        (332)
       Accrued expenses due to affiliates                                300          577
       Restructuring charges                                               -         (817)

                                                                    --------     --------
Net cash provided by (used in) operating activities                    3,085         (628)

Investing activities
Purchases of property and equipment                                     (824)        (966)
Acquisition of businesses                                               (399)        (436)
                                                                    --------     --------
Net cash used in investing activities                                 (1,223)      (1,402)

Financing activities
Net (payments) borrowings on line of credit                           (2,228)       6,500
Other long-term liabilities                                              243            -
Proceeds from employee stock purchase plan and exercised options         119           32
Payments to certain stockholders                                           -       (3,951)
Purchase of treasury stock                                                 -         (551)
Translation gain                                                           4            -
                                                                    --------     --------
Net cash (used in) provided by financing activities                   (1,862)       2,030

Net change in cash                                                         -            -
Cash at beginning of period                                                -            -
                                                                    --------     --------
Cash at end of period                                               $      -     $      -
                                                                    ========     ========

Supplemental disclosure of cash flow information
Interest paid                                                       $    103     $    111

See accompanying notes.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1.    Basis of Presentation

      The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report for 2003 on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004 (the "Company's Annual Report for 2003 on Form 10-K"). The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.    Impairment Charges

Goodwill:

      In April 2004, the Company's largest customer announced that they signed definitive agreements for the sale of its business to two purchasers. The sale was completed on August 2, 2004. This customer accounted for 35.9% and 32.7% of the Company's net revenues for the six months ended June 30, 2004 and 2003, respectively and 29.9% of the Company's revenues for the year ended December 31, 2003. This customer was the last remaining profitable business that resulted from the PIA acquisition on July 9, 1999.

      At March 31, 2004, the Company had $7.6 million of goodwill related to the acquisition of PIA. As a result of the loss of this major client, the Company has recorded an impairment of the PIA related goodwill resulting in a non-cash charge of $7.6 million to the results of operations for the three months ending June 30, 2004. Also, in connection with the PIA acquisition, certain deferred tax assets related to PIA net operating loss carry forward benefits were recognized as an adjustment to goodwill. The Company also recorded as an impairment charge, a $750,000 valuation allowance on these deferred tax assets.

      At March 31, 2004, the Company had approximately $2.1 million accrued for restructure costs and PIA merger related costs. As a result of the PIA business impairment, the Company evaluated these accruals and determined that only $0.4 million is required. The Company applied the $1.7 million ($1.4 million net of the tax effect) reduction in PIA related acquisition liabilities against impairment charges during the quarter ended June 30, 2004.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

       In June 2003, the Company acquired its Canadian operations. In connection with the acquisition, the Company recorded goodwill of $712,000. At the time of acquisition, it was expected that the Canadian subsidiary would be profitable. However, the Canadian subsidiary has operated at a loss since its acquisition. It is also expected that the Canadian subsidiary will incur a loss for the year ending December 31, 2004. As a result of the continued losses and the failure to attract new customers the Company has recorded an impairment of the related goodwill resulting in a non-cash charge of $712,000 for the three months ending June 30, 2004.

Capitalized Internal Use Software Development Costs:

       Historically, the Company has capitalized costs of computer software developed for internal use. Some of the costs capitalized were associated with certain clients to whom the Company no longer provides merchandising services. As a result of the loss of these clients, the Company recorded an impairment charge for the net book value of internally developed software costs of approximately $442,000 for the three months ended June 30, 2004.

Other Assets:

       In addition to the above, the Company has recorded impairment of other assets totaling $68,000 for the three months ending June 30, 2004.

3.      Management's Plans Concerning Cash Flow

Management believes that based upon the Company's cost saving initiatives (outlined in Note 4 Restructuring Charges) and the existing credit facilities, funding will be sufficient to support ongoing operations over the next twelve months. The Company is and has been in violation of certain covenants of its Credit Facility (see Note 6 Line of Credit) and expects to violate such covenants in the future. The Company's bank, Webster Business Credit Corporation, has issued waivers for past covenant violations, however, there can be no assurances that Webster will continue to issue such waivers in the future.

4.     Restructuring Charges

In 1999, in connection with the PIA merger, the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructuring costs were composed of committed costs required to integrate the SPAR Companies' and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings. (For the specific definitions of those terms, see Item 1 - Business - GENERAL - Continuing Operations - Merchandising Services Division in the Company's Annual Report for 2003 on Form 10-K.) At March 31, 2004, the Company had previously recorded PIA related restructuring reserves for equipment and office lease settlements totaling $685,000. At June 30, 2004, the Company evaluated its restructuring reserves and determined that the restructuring reserves were no longer necessary (See Note 2 Impairment Charges).

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

       In July 2004, as a result of the loss of several significant customers and the pending sale of the Company's largest customer, the Company entered into a plan to restructure and reduce its field force, as well as, its selling, general and administrative cost structure to reflect its lower revenue base. These reductions consist of personnel reductions and related expenses, office closings and restructuring or abandoning of equipment leases. In July 2004, the Company implemented several of the savings initiatives and will continue to implement certain others over the next several months. As a result of the July restructuring, the Company estimates it will incur charges of approximately $200,000 for severance benefits and approximately $500,000 for equipment and office leases that the Company will cease using in the quarter ending September 30, 2004 or thereafter. The Company will continue to evaluate cost saving opportunities and expects to incur additional restructuring costs in the future.

5.     Earnings Per Share

       The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                          Three Months Ended            Six Months Ended
                                        -----------------------      -----------------------
                                        June 30,       June 30,      June 30,       June 30,
                                          2004           2003          2004           2003
                                        --------       --------      --------       --------
Numerator:

   Net (loss) income                    $(12,177)      $    608      $(12,968)      $  1,886

Denominator:
   Shares used in basic earnings
   (loss) per share calculation           18,859         18,858        18,859         18,850

Effect of diluted securities:
   Employee stock options                      -            680             -            597
                                        --------       --------      --------       --------

   Shares used in diluted earnings
   (loss) per share calculation           18,859         19,538        18,859         19,447
                                        ========       ========      ========       ========

Basic and diluted earnings (loss)
per common share:

   Net (loss) income - basic and        $  (0.65)      $   0.03      $  (0.69)      $   0.10
   diluted
                                        ========       ========      ========       ========

      The computation of dilutive loss per share excluded anti-dilutive stock options to purchase 370,000 shares and 795,000 shares for three months and six months ending June 30, 2004, respectively.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


6.    Line of Credit

      In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provided a $15.0 million revolving credit facility that matures on January 23, 2006. The Credit Facility allowed the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). On May 17, 2004, the Credit Facility was amended to among other things, reduce the revolving credit facility from $15.0 million to $10.0 million, change the interest rate and increase certain reserves against collateral. The amendment provides for interest to be charged at a rate based in part upon the earnings before interest, tax, depreciation and amortization. At June 30, 2004, the Credit Facility bears interest at Webster's "Alternative Base Rate" plus 0.75% (a total of 5.25% per annum), or LIBOR plus 3.25%. The Credit Facility is secured by all of the assets of the Company and its subsidiaries. In connection with the May 17, 2004 amendment, Mr. Robert Brown, a Director, the Chairman, President, Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provided personal guarantees totaling $1.0 million to Webster. On August 20, 2004 the Credit Facility was further amended in connection with the waiver of certain covenant violations (see below). The amendment, among other things, reduces the revolving credit facility from $10.0 million to $7.0 million, changes the covenant compliance testing for certain covenants from quarterly to monthly and reduces certain advance rates. The amendment does not change the future covenant levels. Therefore, the Company expects to be in violation of certain covenants in the future. Webster has issued waivers for past covenant violations, however, there can be no assurances that Webster will issue such waivers in the future.

      The Credit Facility contains certain financial covenants that must be met by the Company on a consolidated basis, among which are a minimum "Net Worth", a minimum "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the Credit Facility. Except for the capital expenditure limitation, the Company was not in compliance with such financial covenants at June 30, 2004. The Company has secured a waiver from Webster for those items of non-compliance (see above).

      Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at June 30, 2004, and December 31, 2003, in accordance with EITF 95-22.

      The revolving loan balances outstanding under the Credit Facility were $1.9 million and $4.1 million at June 30, 2004, and December 31, 2003, respectively. There were letters of credit outstanding under the Credit Facility of $0.7 million at June 30, 2004 and December 31, 2003. As of June 30, 2004, the SPAR Group had unused availability under the Credit Facility of $2.0 million out of the remaining maximum $4.2 million unused revolving line of credit (as adjusted by the August 20, 2004 amendment) after reducing the borrowing base by the outstanding loans and letters of credit.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

7.    Related-Party Transactions

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

      SMS provided approximately 99% of the Company's field representatives in the United States (through its independent contractor field force), and SMSI provided approximately 92% of the Company's field management in the United States at June 30, 2004. Pursuant to the Amended and Restated Field Service Agreement dated as of January 1, 2004 (the "Field Service Agreement"), SMS provides the services of approximately 6,200 field representatives to the Company at its request from time to time, for which the Company has agreed to reimburse SMS for all of its costs of providing those services and to pay SMS a premium equal to 4% of such costs. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004 (the "Field Management Agreement"), SMSI provides approximately 62 full-time national, regional and district managers to the Company at its request, from time to time, for which the Company has agreed to reimburse SMSI for all of its costs of providing those services and to pay SMSI a premium equal to 4% of such costs, except that for 2004 SMSI agreed to concessions that reduced the Company's costs by approximately $89,000 and $234,000 for the three and six month periods ended June 30, 2004, respectively. The SMS Principals are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations, the SMS Principals benefit from any income of such companies allocated to them.

      SIT provided substantially all of the Internet computer programming services to the Company for the three and six month periods ended June 30, 2004. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004 (the "Programming and Support Agreement"), SIT continues to provide programming services to the Company at its request, from time to time, for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. No hourly charges or business expenses for the SMS Principals were charged to the Company for the three and six month periods ended June 30, 2004. However, since SIT is a "Subchapter S" corporation, the SMS Principals benefit from any income of such company allocated to them.

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

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

      The following transactions occurred between the SPAR Companies and the above affiliates (in thousands):

                                                Three Months Ended         Six Months Ended
                                               --------------------      --------------------
                                               June 30,     June 30,     June 30,    June 30,
                                                 2004         2003         2004        2003
                                               -------      -------      -------      -------
      Services provided by affiliates:
        SMS: Independent contractor field
           services                            $ 5,397      $ 7,257      $11,758      $14,954
                                               =======      =======      =======      =======

        SMSI: Field management services        $ 1,280      $ 1,859      $ 2,634      $ 3,775
                                               =======      =======      =======      =======

        SIT: Internet and computer
           programming services                $   334      $   476      $   715      $   882
                                               =======      =======      =======      =======

      Reimbursed costs from affiliates:        $    27      $    52      $    63      $   108
                                               =======      =======      =======      =======

              Accrued expenses due to affiliates (in thousands):

                                                  June 30,
                                            -------------------
                                              2004        2003
                                            -------      ------
                       SMS                  $ 1,296      $1,535
                                            =======      ======


8.    Stock Options

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

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

      Under the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, no compensation cost has been recognized for the stock option grants to Company employees. For disclosure purposes, the compensation cost for the Company's option grants that were awarded to Company employees has been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net
(loss) income and pro forma net (loss) income per share from operations would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):

                                                                   Six Months Ended
                                                                -----------------------
                                                                June 30,       June 30,
                                                                  2004           2003
                                                                --------       --------
Net (loss) income, as reported                                  $(12,968)      $  1,886
                                                                --------       --------
Stock based employee compensation expense
  under the fair market value method                            $    342       $    907
                                                                --------       --------
Adjusted pro forma net (loss) income                            $(13,310)      $    979


Basic and diluted net (loss) income per share, as reported      $  (0.69)      $   0.10

Basic and diluted adjusted pro forma net (loss) income          $  (0.71)      $   0.05
  per share, after adjustment for stock based
  employee compensation expense under the fair market
  value method


      The pro forma effect on net (loss) income is not representative of the pro forma effect on net (loss) income in future years because the options vest over several years and additional awards may be made in the future.

      For the six months ended June 30, 2004, there was a recovery of amounts previously expensed of approximately $60,000 under the provision of SFAS No. 123 dealing with stock options to non-employees for stock option grants that were awarded to the employees of the Company's affiliates resulting from the decrease in the market price of the stock from December 31, 2003 to June 30, 2004. The Company determines the fair value of the options granted to non-employees using the Black-Scholes valuation model and recovers amounts previously expensed or expenses that value over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

9.    Treasury Stock

      The Company utilized 33,148 of repurchased shares to issue stock for the exercise of stock options during the six months ended June 30, 2004. As of June 30, 2004, the Company has 42,908 shares of treasury stock, which it acquired at a cost of approximately $213,000. Currently, the Company has no stock repurchase program in place.

10. Line of Credit and Advances due from SPAR Performance Group, Inc. (now called STIMULYS, Inc.); Inability to Consolidate under FIN 46

      In connection with the sale of SPAR Performance Group, Inc. ("SPGI"), on June 30, 2002, the Company sold all of the stock of its subsidiary, SPGI. In connection with the sale, SPGI entered into a term loan agreement with the Company under which SPGI borrowed $6.0 million in term loans, which due to their speculative nature have been fully reserved.

      Also in connection with the sale, the Company agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "SPGI Revolver") through September 30, 2005. The SPGI Revolver is secured by a pledge of all the assets of SPGI and is guarantied by SPGI's parent, Performance Holdings, Inc. The SPGI Revolver provided for advances in excess of the borrowing base through September 30, 2003. As of October 1, 2003, the SPGI Revolver was adjusted, as per the agreement, to include a borrowing base calculation (principally 85% of "eligible" accounts receivable). In September 2003, SPGI requested and the Company agreed to provide advances of up to $1.0 million in excess of the borrowing base through September 30, 2004. In December of 2003, SPGI changed its name to STIMULYS, Inc. On April 30, 2004, as a result of various defaults by STIMULYS, the Company amended the discretionary line of credit by eliminating advances in excess of STIMULYS' borrowing base and reducing the maximum amount of the revolving line to the greater of $1.0 million or the borrowing base. Under the SPGI Revolver terms, STIMULYS is required to deposit all of its cash receipts to the Company's lock box.

      At June 30, 2004, there was approximately $0.9 million advanced under the SPGI Revolver and $70,000 in outstanding letters of credit, while the borrowing base was approximately $0.9 million. Due to the speculative nature of the SPGI Revolver, the Company has a reserve of approximately $750,000 against the SPGI Revolver at June 30, 2004.

      In accordance with FASB Interpretation No. 46 - Consolidation of Variable Interest Entities (FIN 46), as a result of the term loans and revolving advances, the Company has concluded that it is the primary beneficiary of STIMULYS and is, therefore, required to consolidate STIMULYS in its financial statements. However, the Company has been unable to perform accounting procedures necessary to include STIMULYS in the consolidated financial statements, as required by FIN 46, and has been unable to obtain the necessary permission from STIMULYS to include that organization in the Company's consolidated financial statements. At June 30, 2004, the Company's maximum loss exposure is $220,000, which represents the amounts outstanding under the revolving line of credit and the letter of credit in excess of the $750,000 reserve. The Company's maximum potential loss exposure resulting

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


from the revolving line of credit agreement with STIMULYS is limited to $250,000, which is the $1.0 million revolving line of credit less the $750,000 reserve.

11.   Income Taxes

As a result of the loss of several significant clients, current year losses and the lack of certainty of a return to profitability in the next twelve months, the Company has reversed the $465,000 tax benefit recorded in the quarter ended March 31, 2004. In addition, the Company has recorded a full valuation allowance against its net deferred tax assets resulting in a charge totaling approximately $729,000 for the three months ending June 30, 2004.

12.   Customer Deposits

In June 2004, the Company received a non-refundable deposit of $900,000 from a customer. The deposit is to be applied to future invoices for services that will be provided by the Company under a master service agreement through December 31, 2006. Each invoice will be reduced by 20% until the deposit is depleted.

13.   Contingencies/Joint Venture Guarantee

In May 2001, the Company and Paltac, Inc. ("Paltac"), a large Japanese distributor, entered into a joint venture to create a Japanese company, SPAR FM. SPAR FM entered into a 300 million Yen Revolving Credit Agreement with a Japanese bank. The bank required Paltac guarantee the outstanding balance on the revolving credit facility. As part of the joint venture agreement, should Paltac be required to make a payment on its guarantee to the bank, then the Company has agreed to remit to Paltac 50% of any such payment up to a maximum of 150 million Yen or approximately $1.4 million. As of June 30, 2004, SPAR FM has borrowed 100 million Yen under its Revolving Credit Agreement. Therefore, the Company's current exposure to Paltac respecting outstanding loans to SPAR FM at June 30, 2004 would be 50 million Yen or approximately $0.5 million. The Company has recorded approximately $0.3 million in long-term liabilities for its share of the cumulative losses associated with this joint venture.

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

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company management, disposition of these matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

14.   Geographic Data

A summary of the Company's net revenue, operating income and long lived assets by geographic area for the three and six month periods ending June 30, 2004 is as follows (in thousands):

                 Three Months Ending       Six Months Ending
                       --------                 --------
                       June 30,                 June 30,
                         2004                     2004
                       --------                 --------
Net revenue:
United States          $ 10,568                 $ 23,231
International          $  1,365                 $  1,505

Operating income:
United States          $(10,395)                $(11,258)
International          $   (475)                $   (833)

Long lived assets as of June 30, 2004:
United States          $  1,555
International          $    196

No one international geographic market is greater than 10% of consolidated net revenue.

                                SPAR Group, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Statements contained in this Quarterly Report on Form 10-Q for the six months ended June 30, 2004 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, the statements contained in the discussions under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

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

Overview

         The  Company's   operations  are  divided  into  two   divisions:   the
Merchandising Services Division and the International Division. The Merchandising Services Division provides merchandising services, product demonstrations, product sampling, database marketing, teleservices and marketing research to manufacturers and retailers with product distribution primarily in mass merchandisers, drug chains, convenience stores and grocery stores in the United States. The International Division, established in July 2000, currently provides merchandising services in Japan, Canada, Turkey and South Africa.

                                SPAR Group, Inc.


Merchandising Services Division

     The Company provides nationwide merchandising and other marketing services to general merchandise, health and beauty care, consumer goods, home entertainment, PC software and food products companies in drug chains, mass merchandisers, convenience stores and retail grocery stores in the United States. Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or multiple manufacturers primarily under single or multi-year contracts or agreements. Services also include stand-alone, large-scale implementations such as new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products, setting new and promotional items, and placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. In 2003, the Company added in-store product demonstration and in-store product sampling services to its merchandising service offerings. Marketing services consist of database marketing, teleservices and marketing research.


International Division

         In July 2000, the Company established its International Division, through a wholly owned subsidiary, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business worldwide. In May 2001, the Company entered into a 50% owned joint venture with a large Japanese distributor to provide merchandising services in Japan. In June 2003, the Company expanded its merchandising services into Canada through a wholly owned subsidiary. In July 2003, the Company established a 51% owned joint venture based in Istanbul to provide merchandising services throughout Turkey. In April 2004, the Company established a joint venture in South Africa. The joint venture is headquartered in Durban and is owned 51% by the Company. In April 2004, the Company announced the establishment of a joint venture in India with plans to start operations during the third quarter. The joint venture is headquartered in New Delhi and is owned 51% by the Company.


Critical Accounting Policies

         The Company's critical accounting policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, business combination accounting, and discontinued business accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Three critical accounting policies are revenue recognition, allowance for doubtful accounts and sales allowance, and capitalized internal use software development costs:

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

         Allowance for Doubtful Accounts and Sales Allowance

         The Company continually monitors the collectability of its accounts receivable based upon current customer credit information and other information available. Utilizing this information, the Company has established an allowance for doubtful accounts of $589,000 and $515,000 at June 30, 2004 and December 31, 2003, respectively. The Company also recorded a sales allowance of $37,000 and $448,000 at June 30, 2004 and December 31, 2003, respectively, to reflect potential customer credits.

         Internal Use Software Development Costs

         Under the rules of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Capitalized software development costs are amortized over three years.

         The Company capitalized $362,808 and $541,042 of costs related to software developed for internal use in the six months ended June 30, 2004 and 2003, respectively.

         The Company also recorded a net impairment charge of capitalized software related to lost clients totaling approximately $442,000 in the three-month period ending June 30, 2004.

                                SPAR Group, Inc.

Results of Operations


Three months ended June 30, 2004, compared to three months ended June 30, 2003

       The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

                                                                              Three Months Ended
                                                    --------------------------------------------------------------------

                                                          June 30, 2004              June 30, 2003
                                                    -----------------------     -----------------------
                                                                                                              (Decrease)
                                                     Amount           %          Amount           %            Increase %
                                                    ---------     ---------     ---------     ---------        ---------
Net revenues                                         $ 11,933         100.0%     $ 17,351         100.0%         (31.2)%

Cost of revenues                                        8,716          73.0        11,146          64.2          (21.8)

Selling, general and administrative expense             5,577          46.7         4,768          27.4           17.0

Impairment charges                                      8,141          68.2             -             -              -

Depreciation and amortization                             369           3.1           399           2.3           (7.5)

Interest expense                                           64           0.6            72           0.4          (11.1)

Other expense (income)                                      7           0.1           (10)         (0.1)        (170.0)
                                                    ---------     ---------     ---------     ---------

(Loss) income before provision for income taxes       (10,941)        (91.7)          976           5.6       (1,221.0)

Provision for income tax                                1,236          10.4           368           2.1          235.9
                                                    ---------     ---------     ---------     ---------

Net (loss) income                                    $(12,177)       (102.0)%    $    608           3.5%      (2,102.8)%
                                                    =========     =========     =========     =========

         Net revenues for the three months ended June 30, 2004, were $11.9 million, compared to $17.4 million for the three months ended June 30, 2003, a decrease of 31.2%. The decrease in net revenues resulted primarily from reduced business from the Company's largest customer, which was in the process of being sold during the quarter, as well as the loss of two other large clients.

         One customer, a division of a major retailer, accounted for 27.5% and 36.9% of the Company's net revenues for the three months ended June 30, 2004 and 2003, respectively. This customer also accounted for approximately 18.0% and 41.2% of accounts receivable at June 30, 2004 and 2003, respectively. In April 2004, the customer's parent company announced that they signed definitive agreements for the sale

                                SPAR Group, Inc.


of this business to two purchasers. The sale was completed on August 2, 2004. The loss of this business will have a material adverse effect on the Company's business, results of operations and financial condition.

         For the three months ended June 30, 2004, a second customer accounted for 10.3% of net revenue. This customer also accounted for approximately 18.9% of accounts receivable at June 30, 2004.

         For the three months ended June 30, 2003, a third and fourth customer accounted for 8.0% and 4.8% respectively of net revenue. The Company no longer provides services to these customers.

         In addition, approximately 15% of the Company's net revenues for the three months ended June 30, 2004 and 2003 resulted from merchandising services performed for manufacturers and others at Kmart. Kmart filed for protection under the U.S. Bankruptcy Code in January 2002 and emerged from bankruptcy in May 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships or agreements are with various manufacturers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

         Failure to attract new large customers could significantly impede the growth of the Company's revenues, which could have a material adverse effect on the Company's future business, results of operations and financial condition.

         Cost of revenues from operations consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 73.0% for the three months ended June 30, 2004, compared to 64.2% for the three months ended June 30, 2003. The increase is primarily a result of additional costs associated with its per unit fee revenue programs and reduced pricing to a large customer. The Company is currently in the process of reducing its field structure to reflect its reduction of business.

      Approximately 76.3% and 81.8% of the Company's cost of revenue in the three months ended June 30, 2004 and 2003, respectively, resulted from in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (see Note 7 to the Financial Statements in this Quarterly Report).

         Operating expenses include selling, general and administrative expenses, impairment charges and depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource expenses, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated (in millions, except percent data):

                                                                          Three Months Ended
                                              ---------------------------------------------------------------------------
                                                                                                             Increase
                                                    June 30, 2004                  June 30, 2003            (Decrease)
                                              ---------------------------    --------------------------    --------------
                                                Amount            %            Amount            %               %
                                                ------            -            ------            -               -
Selling, general and administrative           $       5.6         46.7%       $   4.8            27.4%         17.0%
Impairment charges                                    8.1         68.2%             -               -             -
Depreciation and amortization                         0.4          3.1%           0.4             2.3%        (7.5)%

         Selling, general and administrative expenses were $5.6 million for the three months ended June 30, 2004, compared to $4.8 million for the three months ended June 30, 2003, an increase of $0.8 million or 17.0%. The increase of $0.8 million consists of a one-time charge of $0.5 million resulting from the settlement of a client claim and approximately $0.6 million of international selling, general and administrative costs acquired in 2004, offset by domestic reductions of $0.3 million. The Company is currently in the process of reducing its selling, general and administrative cost structure to reflect its reduction of business.

         Impairment charges were $8.1 million for the three months ended June 30, 2004. Impairment charges consisted of $9.0 million of goodwill impairment, offset by adjustments to other liabilities of $1.0 million and restructuring charges of $0.7 million, net of a $0.3 million tax effect, $0.4 million of net impairment of software development costs previously capitalized and $0.1 million for impairment of other assets.

         Depreciation and amortization costs of $0.4 million for the three months ended June 30, 2004, were consistent with the prior year.

Other Expense (Income)

         Other expense represents the Company's share in the Japanese joint venture loss totaling approximately $7,000 for the three months ended June 30, 2004.

Income Taxes

         The Company recorded an income tax provision of $1.2 million for the three months ended June 30, 2004. The provision was primarily a result of the establishment of a valuation reserve for the deferred tax assets previously recorded by the Company totaling $0.7 million, a reversal of the $0.5 million tax benefit previously recorded in the quarter ending March 31, 2004 and estimated minimum taxes due. For the three months ended June 30, 2003, the income tax provision represents a combined federal and state income tax rate of 38%.

Net Income

         The Company had a net loss of $12.2 million for the three months ended June 30, 2004, or $(0.65) per diluted share, compared to net income of $0.6 million, or $0.03 per diluted share, for the corresponding period last year.

                                SPAR Group, Inc.


Results of Operations

Six months ended June 30, 2004, compared to six months ended June 30, 2003

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data):

                                                                                   Six Months Ended
                                                   --------------------------------------------------------------------------------
                                                            June 30, 2004                     June 30, 2003
                                                                                                                         % Incr.
                                                       Amount             %              Amount              %           (Decr.)
                                                   ---------------- --------------- ----------------- -----------------
Net revenues                                        $     24,736        100.0%      $     36,090            100.0%          (31.5)%

Cost of revenues                                          17,411         70.4             22,397             62.1           (22.3)

Selling, general, and administrative expense              10,545         42.6              9,711             26.9             8.6

Impairment charges                                         8,141         32.9                  -                -               -

Depreciation and amortization                                730          3.0                777              2.1            (6.1)

Interest expense                                              98          0.4                140              0.4           (30.0)

Other expense (income)                                         8          0.0                 28              0.1           (71.4)
                                                   ---------------- --------------- ----------------- -----------------

(Loss) income before provision for income taxes          (12,197)       (49.3)             3,037              8.4          (501.6)

Provision for income taxes                                   771          3.1              1,151              3.2            33.0
                                                   ---------------- --------------- ----------------- -----------------

Net (loss) income                                  $      (12,968)      (52.4)%     $      1,886              5.2%         (787.6)%
                                                   ================ =============== ================= =================

         Net revenues from operations for the six months ended June 30, 2004, were $24.7 million, compared to $36.1 million for the six months ended June 30, 2003, a decrease of 31.5%. The decrease in net revenues resulted primarily from reduced business from the Company's largest customer, which was in the process of being sold, decreased project revenue from another client and the loss of two other large clients.

         One customer accounted for 35.9% and 32.7% of the Company's net revenues for the six months ended June 30, 2004 and 2003, respectively. This customer also accounted for approximately 18.0% and 41.2% of accounts receivable at June 30, 2004, and 2003, respectively. In April 2004, the customer's parent company announced that they signed definitive agreements for the sale of this business to two

                                SPAR Group, Inc.


purchasers. The sale was completed on August 2, 2004. The loss of this business will have a material adverse effect on the Company's business, results of operations and financial condition.

         For the six months ended June 30, 2004, a second customer accounted for 8.4% of net revenue. This customer also accounted for approximately 18.9% of accounts receivable at June 30, 2004. For the six months ended June 30, 2003, a third and fourth customer accounted for 9.8% and 5.0% respectively of net revenue. The Company no longer provides services to these customers.

         Approximately 15% and 16% of the Company's net revenues for the six months ended June 30, 2004, and 2003, respectively, resulted from merchandising services performed at Kmart for various customers. Kmart filed for protection under the U.S. Bankruptcy Code in January 2002 and emerged from bankruptcy in May 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships or agreements are with various manufacturers and not this retailer, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

         Cost of revenues consists of field in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 70.4% for the six months ended June 30, 2004, compared to 62.1% for the six months ended June 30, 2003. The increase is primarily a result of additional costs associated with its per unit fee revenue programs and reduced pricing to a large customer. The Company is currently in the process of reducing its field structure to reflect its reduction in business.

      Approximately 82.7% and 83.6% of the Company's costs of revenue in the six months ended June 30, 2004, and 2003, respectively, resulted from field in-store independent contractor and field management services purchased from the Company's affiliates, SMS, and SMSI, respectively (see Note 7 to the Financial Statements in this Quarterly Report).

         Operating expenses include selling, general and administrative expenses, impairment charges and depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources expenses, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated (in millions, except percent data):

                                                                         Six Months Ended
                                              ------------------------------------------------------------------------
                                                                                                             Incr.
                                                    June 30, 2004                  June 30, 2003            (Decr.)
                                              ---------------------------    --------------------------    -----------
                                                Amount            %            Amount            %             %
                                                ------           ---           ------           ---           ---
Selling, general and administrative           $      10.5        42.6%        $   9.7           26.9%          8.6%
Impairment charge                                     8.1        32.9%              -              -             -
Depreciation and amortization                         0.7         3.0%            0.8            2.1%         (6.1)%

         Selling, general and administrative expenses were $10.5 million for the six months ended June 30, 2004, compared to $9.7 million for the six months ended June 30, 2003, an increase of $0.8 million or 8.6%. The increase consists of a one time charge of $0.5 million resulting from the settlement of a

                                SPAR Group, Inc.


client claim and approximately $0.7 million of international and $0.2 million of in-store demonstration selling, general and administrative costs acquired in 2004, offset by domestic reductions of approximately $0.6 million. The Company is currently in the process of reducing its selling, general and administrative cost structure to reflect its reduction of business.

         Impairment charges were $8.1 million for the six months ended June 30, 2004. Impairment charges consisted of $9.0 million of goodwill impairment, offset by reductions to the other liabilities for PIA merger related costs of $1.0 million and PIA restructuring charges of $0.7 million, net of a $0.3 million tax effect, $0.4 million of net impairment of software development costs previously capitalized and $0.1 million for impairment of other assets.

         Depreciation and amortization costs of $0.7 million for the first six months ended June 30, 2004, were comparable to depreciation and amortization costs of $0.8 million for the six months ended June 30, 2003.

Other Expense (Income)

         Other expense represents the Company's share in the Japanese joint venture loss totaling approximately $8,000 for the six months ended June 30, 2004.

Income Taxes

         The Company recorded an income tax provision of $0.8 million for the six months ended June 30, 2004. The provision was primarily a result of the establishment of a valuation reserve for net deferred tax assets previously recorded by the Company and estimated minimum taxes due. For the six months ended June 30, 2003 the income tax provision represents a combined federal and state income tax rate of 38%.

Net Income

         The Company had a net loss of $13.0 million for the six months ended June 30, 2004, or $(0.69) per diluted share compared to net income of $1.9 million or $0.10 per diluted share for the corresponding period last year.

Liquidity and Capital Resources

         In the six months ended June 30, 2004, the Company had a net loss of $13.0 million. Included in the net loss were non-cash charges of $8.1 million for impairment, $0.7 million for deferred tax asset valuation adjustments and $0.7 million for depreciation and amortization.

         Net cash provided by operating activities for the six months ended June 30, 2004, was $3.1 million, compared with net cash used in operations of $0.6 million for the six months ended June 30, 2003. The increase in cash provided by operating activities was primarily a result of decreases in accounts receivable, prepaid expenses and other assets and increases in customer deposits and accrued expenses due to affiliates

                                SPAR Group, Inc.


significantly offset, by net operating losses, decreases in accounts payable, accrued expenses and other current liabilities.

         Net cash used in investing activities of $1.2 million for the six months ended June 30, 2004, was comparable to net cash used in investing activities of $1.4 million for the six months ended June 30, 2003.

         Net cash used in financing activities for the six months ended June 30, 2004, was $1.9 million, compared with net cash provided by financing activities of $2.0 million for the six months ended June 30, 2003. The increase of net cash used in financing activities was primarily a result of net payments on the line of credit.

         The above activity resulted in no change in cash and cash equivalents for the six months ended June 30, 2004, as the Company utilizes excess cash to pay down its line of credit.

         At June 30, 2004, the Company had positive working capital of $0.7 million, as compared to a positive working capital of $4.1 million at December 31, 2003. The decrease in working capital is due primarily to operating losses, decreases in accounts receivable, accounts payable and accrued expenses. The Company's current ratio was 1.09 at June 30, 2004, and 1.35 at December 31, 2003.

         In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provided a $15.0 million revolving credit facility that matures on January 23, 2006. The Credit Facility allowed the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). On May 17, 2004, the Credit Facility was amended to among other things, reduce the revolving credit facility from $15.0 million to $10.0 million, change the interest rate and increase the reserves against collateral. The amendment provides for interest to be charged at a rate based in part upon the earnings before interest, tax, depreciation and amortization. At June 30, 2004, the Credit Facility bears interest at Webster's "Alternative Base Rate" plus 0.75% (a total of 5.25% per annum), or LIBOR plus 3.25%. The Credit Facility is secured by all of the assets of the Company and its subsidiaries. In connection with the May 17, 2004 amendment, Mr. Robert
Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provided personal guarantees totaling $1.0 million to Webster. On August 20, 2004 the Credit Facility was further amended in connection with the waiver of certain covenant violations (see below). The amendment, among other things, reduces the revolving credit facility from $10.0 million to $7.0 million, changes the covenant compliance testing for certain covenants from quarterly to monthly and reduces certain advance rates. The amendment does not change the future covenant levels. Therefore, the Company expects to be in violation of certain covenants in the future. Webster has issued waivers for past covenant violations, however, there can be no assurances that Webster will issue such waivers in the future.

         The Credit Facility contains certain financial covenants that must be met by the Company on a consolidated basis, among which are a minimum "Net Worth", a minimum "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum EBITDA, as such terms are defined in the Credit

                                SPAR Group, Inc.


Facility. Except for the capital expenditure limitation, the Company was not in compliance with such financial covenants at June 30, 2004. The Company has secured a waiver from Webster for those items of non-compliance (see above).

         Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at June 30, 2004, and December 31, 2003, in accordance with EITF 95-22.

         The revolving loan balances outstanding under the Credit Facility were $1.9 million and $4.1 million at June 30, 2004 and December 31, 2003, respectively. There were letters of credit outstanding under the Credit Facility of $0.7 million at June 30, 2004, and December 31, 2003. As of June 30, 2004, the SPAR Group had unused availability under the Credit Facility of $2.0 million out of the remaining maximum $4.2 million unused revolving line of credit (as adjusted by the August 20, 2004 amendment) after reducing the borrowing base by outstanding loans and letters of credit.

         Management   believes  that  based  upon  the  Company's   cost  saving
initiatives and the existing credit facilities, funding will be sufficient to support ongoing operations over the next twelve months. However, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients, or the inability to acquire new clients, or the Company's inability to return to profitability, or the inability to obtain bank waivers for future covenant violations could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

         In connection with the sale of SPGI on June 30, 2002, the Company agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "SPGI Revolver") through September 30, 2005. The SPGI Revolver is secured by a pledge of all the assets of SPGI and is guarantied by SPGI's parent, Performance Holdings, Inc. The SPGI Revolver provided for advances in excess of the borrowing base through September 30, 2003. As of October 1, 2003, the SPGI Revolver was adjusted, as per the agreement, to include a borrowing base calculation (principally 85% of "eligible" accounts receivable). In September 2003, SPGI requested and the Company agreed to provide advances of up to $1.0 million in excess of the borrowing base through September 30, 2004. In December 2003, SPGI changed its name to STIMULYS, Inc. On April 30, 2004, as a result of various defaults by STIMULYS, the Company amended the discretionary line of credit by eliminating advances in excess of STIMULYS' borrowing base and reducing the maximum amount of the revolving line to the greater of $1.0 million or the borrowing base. At June 30, 2004, there was approximately $0.9 million borrowed under the SPGI Revolver and $70,000 in outstanding letters of credit. Under the SPGI Revolver terms, STIMULYS is required to deposit all of its cash receipts to the Company's lock box.

                                SPAR Group, Inc.


Certain Contractual Obligations

         The following table contains a summary of certain of the Company's contractual obligations by category as of June 30, 2004 (in thousands).

          Contractual Obligations                                   Payments due by Period

                                               Total       Less than 1    1-3 years     3-5 years     More than 5
                                                              year                                       years
--------------------------------------------------------------------------------------------------------------------
Credit Facility                                 $1,856        $1,856          $  -         $   -          $    -
--------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                      1,751           828           884            39               -
--------------------------------------------------------------------------------------------------------------------
Total                                           $3,607        $2,684          $884         $  39          $    -
--------------------------------------------------------------------------------------------------------------------


         In addition to the above table, the Company had agreed to provide a discretionary line of credit to STIMULYS not to exceed the greater of $1.0 million or the borrowing base through September 30, 2005. Outstanding loans to SPGI under the discretionary line of credit totaled approximately $0.9 million at June 30, 2004.

         The Company also had $0.7 in outstanding Letters of Credit at June 30, 2004.

         In May 2001, the Company and Paltac, Inc. ("Paltac"), a large Japanese distributor, entered into a joint venture to create a Japanese company, SPAR FM. SPAR FM entered into a 300 million Yen Revolving Credit Agreement with a Japanese bank. The bank required Paltac guarantee the outstanding balance on the revolving credit facility. As part of the joint venture agreement, should Paltac be required to make a payment on its guarantee to the bank, the Company has agreed to remit to Paltac 50% of any such payment up to a maximum of 150 million Yen or approximately $1.4 million. As of June 30, 2004, SPAR FM has borrowed 100 million Yen under its Revolving Credit Agreement. Therefore, the Company's current exposure to Paltac respecting outstanding loans to SPAR FM at June 30, 2004, would be 50 million Yen or approximately $0.5 million.

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

         Currently, the Company does not believe the risk related to foreign currency exchange rates is material.

         The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. Excess cash is normally used to pay down its revolving line of credit.


Item 4.  Controls and Procedures


         The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covering this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There were no material changes in the Company's internal control over financial reporting during the second quarter of 2004.

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


Item 6:        Exhibits And Reports On Form 8-K

       Exhibits.

         10.1 Waiver and Amendment No. 5 to Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 20, 2004, as filed herewith.

         10.2 Change in Control Severance Agreement between Kori Belzer and SPAR Group, Inc., dated as of August 12, 2004, as filed herewith.

         10.3 Change in Control Severance Agreement between Patricia Franco and SPAR Group, Inc., dated as of August 12, 2004, as filed herewith.

         31.1 Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

                                SPAR Group, Inc.


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

       Reports On Form 8-K

         1. Periodic Report on Form 8-K, dated March 26, 2004, filed with the U.S. Securities and Exchange Commission on May 26, 2004, respecting the Waiver And Amendment No. 3 To Third Amended And Restated Revolving Credit And Security Agreement entered into as of March 26, 2004, and the Joinder, Waiver And Amendment No. 4 to Third Amended and Restated Revolving Credit And Security Agreement entered into as of May 17, 2004.

         2. Periodic Report on Form 8-K, dated May 18, 2004, filed with the U.S. Securities and Exchange Commission on May 27, 2004, respecting the adoption of each of (i) the Amended and Restated By-Laws of the Company; (ii) the Amended and Restated Charter of the Audit Committee of the Board of Directors of the Company; (iii) the Charter of the Compensation Committee of the Board of Directors of the Company; (iv) the Charter of the Governance Committee of the Board of Directors of the Company; (v) the SPAR Group, Inc. Statement of Policy Respecting Stockholder Communications with Directors; and (vi) the SPAR Group, Inc. Statement of Policy Regarding Director Qualifications and Nominations.

         3. Periodic Report on Form 8-K, dated August 23, 2004, filed with the U.S. Securities and Exchange Commission on August 23, 2004, respecting the earnings press release for the second quarter ended June 30, 2004.

                                SPAR Group, Inc.



                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





         Date:  August 23, 2004      SPAR Group, Inc., Registrant


                                     By: /s/ Charles Cimitile
                                         ---------------------------------------
                                         Charles Cimitile
                                         Chief Financial Officer and duly
                                         authorized signatory