Form 10-Q
period 2004-09-30
SPAR GROUP INC
filed 2004-11-17
CIK 1004989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    Form 10-Q


(Mark One)

 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
---   EXCHANGE ACT OF 1934 for the third  quarterly  period ended  September 30,
      2004

                                       OR

      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
--- EXCHANGE ACT OF 1934 for the transition period from ____________________ to _____________________


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


On September 30, 2004, there were 18,858,972 shares of Common Stock outstanding.

                                SPAR Group, Inc.

                                      Index

PART I:         FINANCIAL INFORMATION

Item 1:               Financial Statements

                      Consolidated Balance Sheets
                      as of September 30, 2004, and December 31, 2003................................. 3

                      Consolidated Statements of Operations for the three months and nine months ended September 30, 2004, and 2003..............................4

                      Consolidated Statements of Cash Flows for the
                      nine months ended September 30, 2004, and 2003.................................. 5

                      Notes to Consolidated Financial Statements.......................................6

Item 2:               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................................17

Item 3:               Quantitative and Qualitative Disclosures About Market Risk......................29

Item 4:               Controls and Procedures.........................................................29

PART II:        OTHER INFORMATION

Item 1:               Legal Proceedings...............................................................30

Item 2:               Changes in Securities and Use of Proceeds.......................................30

Item 3:               Defaults upon Senior Securities.................................................30

Item 4:               Submission of Matters to a Vote of Security Holders.............................30

Item 5:               Other Information...............................................................31

Item 6:               Exhibits........................................................................31

SIGNATURES............................................................................................33

PART I:.FINANCIAL INFORMATION

Item 1:  Financial Statements

                                SPAR Group, Inc.
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                    September 30, December 31,
                                                        2004         2003
                                                      --------     --------
                                                    (Unaudited)     (Note)

Assets
 Current assets:
    Cash and cash equivalents                         $    236     $      -
    Accounts receivable, net                             7,966       13,942
    Prepaid expenses and other current assets            1,267          659
    Deferred income taxes                                    -        1,305
                                                      --------     --------
 Total current assets                                    9,469       15,906

 Property and equipment, net                             1,686        2,099
 Goodwill                                                  798        8,749
 Deferred income taxes                                       -          434
 Other assets                                              431          926
                                                      --------     --------
 Total assets                                         $ 12,384     $ 28,114
                                                      ========     ========

 Liabilities and stockholders' equity
 Current liabilities:
    Accounts payable                                  $  1,593     $  1,350
    Accrued expenses and other current liabilities       1,194        4,081
    Accrued expenses, due to affiliates                  1,889        1,091
    Restructuring charges, current                         162          685
    Customer deposits                                      915          530
    Line of credit, short-term                           2,809        4,084
                                                      --------     --------
 Total current liabilities                               8,562       11,821

 Other long-term liabilities                               476          270
 Restructuring charges, long-term                          117            -


 Commitments and contingencies

 Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized shares - 3,000,000
      Issued and outstanding shares - none                   -            -
      Common stock, $.01 par value:
      Authorized shares - 47,000,000
      Issued and outstanding shares -
        18,858,972 - September 30, 2004
        18,858,972 - December 31, 2003                     189          189
    Treasury stock                                        (176)        (384)
    Accumulated other comprehensive loss                   (56)          (7)
    Additional paid-in capital                          11,051       11,249
    Accumulated (deficit) retained earnings             (7,779)       4,976
                                                      --------     --------
 Total stockholders' equity                              3,229       16,023
                                                      --------     --------
 Total liabilities and stockholders' equity           $ 12,384     $ 28,114
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

                                SPAR Group, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)

                                                            Three Months Ended                 Nine Months Ended
                                                         -------------------------         -------------------------
                                                       September 30,    September 30,    September 30,   September 30,
                                                           2004             2003             2004             2003
                                                         --------         --------         --------         --------
Net revenues                                             $ 10,683         $ 16,615         $ 35,418         $ 52,704
Cost of revenues                                            6,963           11,380           24,474           33,777
                                                         --------         --------         --------         --------
Gross profit                                                3,720            5,235           10,944           18,927

Selling, general and administrative expenses                4,028            5,334           14,471           15,044
Impairment charges                                              -                -            8,141                -
Depreciation and amortization                                 275              385            1,005            1,162
                                                         --------         --------         --------         --------
Operating (loss) income                                      (583)            (484)         (12,673)           2,721

Interest expense                                               29               69              127              209
Other income (expense)                                        773                -              764              (28)
                                                         --------         --------         --------         --------
Income (loss) before provision for income taxes               161             (553)         (12,036)           2,484

Provision (benefit) for income taxes                           15             (208)             783              943
                                                         --------         --------         --------         --------

Net income (loss) before minority interest                    146             (345)         (12,819)           1,541

Minority interest                                              64                -               64                -
                                                         --------         --------         --------         --------

Net income (loss)                                        $    210         $   (345)        $(12,755)        $  1,541
                                                         ========         ========         ========         ========

Basic/diluted net income (loss) per common share:

  Net income (loss) - basic/diluted                      $   0.01         $  (0.02)        $  (0.68)        $   0.08
                                                         ========         ========         ========         ========

Weighted average common shares - basic                     18,859           18,859           18,859           18,853
                                                         ========         ========         ========         ========

Weighted average common shares - diluted                   19,206           18,859           18,859           19,508
                                                         ========         ========         ========         ========


See accompanying notes.

                                SPAR Group, Inc.
                      Consolidated Statements of Cash Flows
                           (unaudited) (In thousands)

                                                                             Nine Months Ended
                                                                        -------------------------
                                                                     September 30,    September 30,
                                                                          2004             2003
                                                                        --------         --------
Operating activities
Net (loss) income before minority interest                              $(12,819)        $  1,541
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
     Impairment charges                                                    8,141                -
     Minority interest earnings in subsidiaries                               64                -
     Deferred tax asset adjustments                                          709              254
     Depreciation                                                          1,005            1,162

     Changes in operating assets and liabilities:
       Accounts receivable                                                 5,976            1,456
       Prepaid expenses and other assets                                    (181)            (816)
       Accounts payable, accrued expenses, other current
         liabilities and customer deposits                                (1,216)          (1,642)
       Accrued expenses due to affiliates                                    798              670
       Restructuring charges                                                 280             (817)

                                                                        --------         --------
Net cash provided by operating activities                                  2,757            1,808

Investing activities
Purchases of property and equipment                                       (1,014)          (1,356)
Acquisition of businesses                                                   (399)            (299)
                                                                        --------         --------
Net cash used in investing activities                                     (1,413)          (1,655)

Financing activities
Net (payments) borrowings on line of credit                               (1,275)           4,524
Other long-term liabilities                                                  206                -
Proceeds from employee stock purchase plan and exercised options              10              198
Payments to certain stockholders                                               -           (3,951)
Purchase of treasury stock                                                     -             (924)
                                                                        --------         --------
Net cash used in financing activities                                     (1,059)            (153)

Translation loss                                                             (49)               -

Net change in cash                                                           236                -
Cash at beginning of period                                                    -                -
                                                                        --------         --------
Cash at end of period                                                   $    236   $            -
                                                                        ========         ========

Supplemental disclosure of cash flow information
Interest paid                                                           $    124         $    174


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

2.    Impairment Charges

Goodwill:

      In April 2004, the Company's largest customer announced that they signed definitive agreements for the sale of its business to two purchasers. The sale was completed on August 2, 2004. This customer accounted for 30.2% and 31.1% of the Company's net revenues for the nine months ended September 30, 2004, and 2003, respectively. This customer was the last remaining profitable business that resulted from the PIA acquisition on July 9, 1999.

      At March 31, 2004, the Company had $7.6 million of goodwill related to the acquisition of PIA. As a result of the loss of this major client, the Company has recorded an impairment of the PIA related goodwill resulting in a non-cash charge of $7.6 million to the results of operations for the nine months ending September 30, 2004. Also, in connection with the PIA acquisition, certain deferred tax assets related to PIA net operating loss carry forward benefits were recognized as an adjustment to goodwill. The Company also recorded as an impairment charge, a $709,000 valuation allowance on these deferred tax assets.

      At March 31, 2004, the Company had approximately $2.1 million accrued for restructure costs and PIA merger related costs. As a result of the PIA business impairment, the Company evaluated these accruals and determined that only $0.4 million is required. The Company applied the $1.7 million ($1.4 million net of the tax effect) reduction in PIA related acquisition liabilities against the related goodwill thereby reducing the impairment charges recognized during the nine months ended September 30, 2004.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


      In June 2003, the Company acquired its Canadian operations. In connection with the acquisition, the Company recorded goodwill of $712,000. At the time of acquisition, it was expected that the Canadian subsidiary would be profitable. However, the Canadian subsidiary has operated at a loss since its acquisition. It is also expected that the Canadian subsidiary will incur a loss for the year ending December 31, 2004. As a result of the continued losses and the failure to attract new customers the Company has recorded an impairment of the related goodwill resulting in a non-cash charge of $712,000 for the nine months ending September 30, 2004.

Capitalized Internal Use Software Development Costs:

      Historically, the Company has capitalized costs of computer software developed for internal use. Some of the costs capitalized were associated with certain clients to whom the Company no longer provides merchandising services. As a result of the loss of these clients, the Company recorded an impairment charge for the net book value of internally developed software costs of approximately $442,000 for the nine months ended September 30, 2004.

Other Assets:

      In addition to the above, the Company has recorded impairment of other assets totaling $68,000 for the nine months ending September 30, 2004.

3.    Management's Plans Concerning Cash Flow

      Management believes that based upon the Company's cost saving initiatives (outlined in Note 4 - Restructuring Charges) and the existing credit facilities, funding will be sufficient to support ongoing operations over the next twelve months. The Company is and has been in violation of certain covenants of its Credit Facility (see Note 6 - Line of Credit) and expects to violate such covenants in the future. The Company's bank, Webster Business Credit Corporation, has issued waivers for past covenant violations, however, there can be no assurances that Webster will continue to issue such waivers in the future.

4.     Restructuring Charges

      In 1999, in connection with the PIA merger, the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructuring costs were composed of committed costs required to integrate the SPAR Companies' and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings. (For the specific definitions of those terms, see Item 1 - Business - GENERAL - Continuing Operations - Merchandising Services Division in the Company's Annual Report for 2003 on Form 10-K.) At June 30, 2004, the Company evaluated its restructuring reserves and determined that the restructuring reserves were no longer necessary (See Note 2 - Impairment Charges).

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


      In July 2004, as a result of the loss of several significant customers and the pending sale of the Company's largest customer, the Company entered into a plan to restructure and reduce its field force, as well as, its selling, general and administrative cost structure to reflect its lower revenue base. These reductions consist of personnel reductions and related expenses and office closings. In July 2004, the Company implemented several of the savings initiatives and will continue to implement certain others over the next several months. As a result of the July restructuring, the Company expensed approximately $480,000 in the quarter ending September 30, 2004, approximately $230,000 for severance benefits and approximately $250,000 for office leases that the Company ceased using. At September 30, 2004, the Company had approximately $280,000 reserved for future restructure payments. The Company will continue to evaluate cost saving opportunities and expects to incur additional restructuring costs in the future.

5.     Earnings Per Share

       The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                               Three Months Ended                       Nine Months Ended
                                      -------------------------------------     ----------------------------------
                                        September 30,      September 30,         September 30,    September 30,
                                            2004               2003                  2004              2003
                                      ------------------ ------------------     ---------------- -----------------
Numerator:

   Net income (loss)                  $        210       $       (345)          $    (12,755)    $      1,541

Denominator:
   Shares used in basic earnings
   (loss) per share calculation             18,859             18,859                 18,859           18,853

Effect of diluted securities:
   Employee stock options                      167                  -                      -              655
                                      ------------------ ------------------     ---------------- -----------------

   Shares used in diluted earnings
   (loss) per share calculation             19,026             18,859                 18,859           19,508
                                      ================== ==================     ================ =================

Basic and diluted earnings (loss) per common share:

   Net income (loss) - basic and      $      0.01        $     (0.02)           $     (0.68)     $      0.08
   diluted
                                      ================== ==================     ================ =================

      The computation of dilutive loss per share excluded anti-dilutive stock options to purchase approximately 726,000 shares for three months September 30, 2003 and approximately 591,000 shares for the nine months ending September 30, 2004.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

6.    Line of Credit

      In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provided a $15.0 million revolving credit facility that matures on January 23, 2006. The Credit Facility allowed the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). On May 17, 2004, the Credit Facility was amended to among other things, reduce the revolving credit facility from $15.0 million to $10.0 million, change the interest rate and increase certain reserves against collateral. The amendment provides for interest to be charged at a rate based in part upon the earnings before interest, taxes, depreciation and amortization. At September 30, 2004, the Credit Facility bears interest at Webster's "Alternative Base Rate" plus 0.75% (a total of 5.25% per annum), or LIBOR plus 3.25%. The Credit Facility is secured by all of the assets of the Company and its subsidiaries. In connection with the May 17, 2004, amendment, Mr. Robert Brown, a Director, the Chairman, President, Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provided personal guarantees totaling $1.0 million to Webster. On August 20, 2004, the Credit Facility was further amended in connection with the waiver of certain covenant violations (see below). The amendment, among other things, reduced the revolving credit facility from $10.0 million to $7.0 million, changed the covenant compliance testing for certain covenants from quarterly to monthly and reduced certain advance rates. The amendment did not change the future covenant levels.

         The Credit Facility contains certain financial covenants that must be met by the Company on a consolidated basis, including, a minimum monthly and cumulative "EBITDA", minimum "Net Worth", a minimum "Fixed Charge Coverage Ratio", as such terms are defined in the Credit Facility. The Credit Facility also limits certain expenditures including but not limited to capital expenditures and other investments. The Company was in violation of certain quarterly covenants at September 30, 2004, and expects to be in violation at future measurement dates. Webster issued a waiver for the September 30, 2004 covenant violations, however, there can be no assurances that Webster will issue such waivers in the future.

      Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion and the expected future covenant violations, borrowings under the Credit Facility are classified as current at September 30, 2004, and December 31, 2003, in accordance with EITF 95-22.

      The revolving loan balances outstanding under the Credit Facility were $2.8 million and $4.1 million at September 30, 2004, and December 31, 2003, respectively. There were letters of credit outstanding under the Credit Facility of $0.7 million at each of September 30, 2004, and December 31, 2003. As of September 30, 2004, the SPAR Group had unused availability under the Credit Facility of $0.2 million out of the remaining maximum $3.5 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

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

      SMS provided approximately 99% of the Company's field representatives in the United States (through its independent contractor field force), and SMSI provided approximately 92% of the Company's field management in the United States at September 30, 2004. Pursuant to the Amended and Restated Field Service Agreement dated as of January 1, 2004 (the "Field Service Agreement"), SMS provides the services of approximately 6,300 field representatives to the Company at its request from time to time, for which the Company has agreed to reimburse SMS for all of its costs of providing those services and to pay SMS a premium equal to 4% of such costs. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004 (the "Field Management Agreement"), SMSI provides approximately 50 full-time national, regional and district managers to the Company at its request, from time to time, for which the Company has agreed to reimburse SMSI for all of its costs of providing those services and to pay SMSI a premium equal to 4% of such costs, except that for 2004 SMSI agreed to concessions that reduced the Company's costs by approximately $230,000 and $470,000 for the three and nine month periods ended September 30, 2004, respectively. The SMS Principals are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations, the SMS Principals benefit from any income of such companies allocated to them.

      SIT provided substantially all of the Internet computer programming services to the Company for the three and nine month periods ended September 30, 2004. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004 (the "Programming and Support Agreement"), SIT continues to provide programming services to the Company at its request, from time to time, for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. No hourly charges or business expenses for the SMS Principals were charged to the Company for the three and nine month periods ended September 30, 2004. However, since SIT is a "Subchapter S" corporation, the SMS Principals benefit from any income of such company allocated to them.

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

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


      The following transactions occurred between the SPAR Companies and the above affiliates (in thousands):

                                          Three Months Ended             Nine Months Ended
                                        ----------------------        ----------------------
                                      September 30,  September 30,   September 30,  September 30,
                                          2004           2003           2004           2003
                                        -------        -------        -------        -------
Services provided by affiliates:
  SMS: Independent contractor
     field services                     $ 4,183        $ 7,970        $15,941        $22,926
                                        =======        =======        =======        =======

  SMSI: Field management
     services                           $   946        $ 1,939        $ 3,561        $ 5,701
                                        =======        =======        =======        =======

  SIT: Internet and computer
     programming services               $   218        $   359        $   897        $ 1,215
                                        =======        =======        =======        =======

Reimbursed costs from affiliates:       $    24        $    61        $    87        $   169
                                        =======        =======        =======        =======


              Accrued expenses due to affiliates (in thousands):       September 30,     December 31,
                                                                            2004           2003
                                                                     ---------------------------------
                  SMS                                                      $ 1,200     $    397
                  SMSI                                                         343          517
                  SIT                                                          346          177
                                                                     ---------------------------------
                                                                           $ 1,889      $ 1,091

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

                                                                          Nine Months Ended
                                                                      -------------------------
                                                                   September 30,       September 30,
                                                                        2004               2003
                                                                      --------         --------
    Net (loss) income, as reported                                    $(12,755)        $  1,541
    Stock based employee compensation expense
      under the fair market value method                              $    367         $  1,188
                                                                      --------         --------
    Adjusted pro forma net (loss) income                              $(13,122)        $    353


    Basic and diluted net (loss) income per share, as reported        $  (0.68)        $   0.08

    Basic and diluted adjusted pro forma net (loss) income            $  (0.70)        $   0.02
      per share, after adjustment for stock based
      employee compensation expense under the fair market
      value method


      The pro forma effect on net (loss) income is not representative of the pro forma effect on net (loss) income in future years because the options vest over several years and additional awards may be made in the future.

      For the nine months ended September 30, 2004, under the provision of SFAS No. 123 dealing with non-employee stock option grants awarded to the employees of the Company's affiliates, there was a recovery of amounts previously expensed of approximately $114,000 as a result of the declining market price of the Company's stock from December 31, 2003 to September 30, 2004. The Company determines the fair value of the options granted to non-employees using the Black-Scholes valuation model and recovers amounts previously expensed or expenses that value over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

9.    Treasury Stock

      The Company utilized 40,648 of repurchased shares to issue stock for the exercise of stock options during the nine months ended September 30, 2004. As of September 30, 2004, the Company has 35,408 shares of treasury stock, which it acquired at a cost of approximately $176,000. Currently, the Company has no stock repurchase program in place.

10. Line of Credit and Advances due from SPAR Performance Group, Inc. (now called STIMULYS, Inc.); Inability to Consolidate under FIN 46

      In connection with the sale of SPAR Performance Group, Inc. ("SPGI"), on June 30, 2002, the Company sold all of the stock of its subsidiary, SPGI. In connection with the sale, SPGI entered into a term loan agreement with the Company under which SPGI borrowed $6.0 million in term loans (the "Term Loans"), which due to their speculative nature were fully reserved.

      Also in connection with the sale, the Company agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "SPGI Revolver") through September 30, 2005. The SPGI Revolver was secured by a pledge of all the assets of SPGI and was guarantied by SPGI's parent, Performance Holdings, Inc. The SPGI Revolver provided for advances in excess of the borrowing base through September 30, 2003. As of October 1, 2003, the SPGI Revolver was adjusted, as per the agreement, to include a borrowing base calculation (principally 85% of "eligible" accounts receivable). In September 2003, SPGI requested and the Company agreed to provide advances of up to $1.0 million in excess of the borrowing base through September 30, 2004. In December of 2003, SPGI changed its name to STIMULYS, Inc. On April 30, 2004, as a result of various defaults by STIMULYS, the Company amended the discretionary line of credit by eliminating advances in excess of STIMULYS' borrowing base and reducing the maximum amount of the revolving line to the greater of $1.0 million or the borrowing base. Under the SPGI Revolver terms, STIMULYS was required to deposit all of its cash receipts to the Company's lock box.

      On September 10, 2004, in consideration for a new Promissory Note totaling $764,271, which represented the amount outstanding under the SPGI Revolver at that time, and in the event of a change in control of STIMULYS, a share in the net proceeds resulting from such change in control the Company terminated the SPGI Revolver and the Term Loans. SPAR also released its security interest in any collateral previously pledged by STIMULYS. The first payment due under the Promissory Note was received on October 29, 2004. Due to the collection risk associated with the Promissory Note, the Company has established a reserve for the remaining amount due, totaling approximately $344,000. The STIMULYS note receivable is recorded in Other Current Assets.

      As a result of the termination of the SPGI Revolver, the reserve for collection of advances and accrued interest under the SPGI Revolver previously established by the Company totaling approximately $984,000 is no longer required. The release of this reserve net of the new reserve required for the Promissory Note resulted in Other Income totaling approximately $640,000 for the three months ending September 30, 2004.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

11.   Income Taxes

      During the three months ended June 30, 2004, as a result of the loss of several significant clients, current year losses and the lack of certainty of a return to profitability in the next twelve months, the Company recorded a full valuation allowance against its net deferred tax assets resulting in a charge totaling approximately $709,000. The valuation allowance was reduced by approximately $75,000 representing income taxes in excess of minimum taxes for the three months ending September 30, 2004. The income tax provision for the three months ending September 30, 2004 represents minimum state tax liabilities.

12.   Customer Deposits

      In June 2004, the Company received a non-refundable deposit of approximately $900,000 from a customer. The deposit is to be applied to future invoices for services that will be provided by the Company under a master service agreement through December 31, 2006. Each invoice will be reduced by 20% until the deposit is depleted. As of September 30, 2004, there have been no reductions of the deposit.

13.   Contingencies

Joint Venture Guarantee

      In May 2001, the Company and Paltac, Inc. ("Paltac"), a large Japanese distributor, entered into a joint venture to create a Japanese company, SPAR FM. SPAR FM entered into a 300 million Yen Revolving Credit Agreement with a Japanese bank. The bank required Paltac to guarantee the outstanding balance on the revolving credit facility. As part of the joint venture agreement, should Paltac be required to make a payment on its guarantee to the bank, then the Company has agreed to remit to Paltac 50% of any such payment up to a maximum of 150 million Yen or approximately $1.4 million. As of September 30, 2004, SPAR FM has borrowed 100 million Yen under its Revolving Credit Agreement. Therefore, the Company's current exposure to Paltac respecting outstanding loans to SPAR FM at September 30, 2004, would be 50 million Yen or approximately $0.5 million.

      The  Company  has  recorded   approximately   $0.2  million  in  long-term
liabilities for its share of the cumulative losses associated with this joint venture.

Legal Matters

      On October 24, 2001, Safeway Inc., a former customer of the PIA Merchandising Co., Inc. and Pivotal Sales Company, filed a complaint alleging damages of approximately $3.6 million plus interest and costs and alleged punitive damages in an unspecified amount against the Company in Alameda County Superior Court, California, Case No. 2001028498 with respect to (among other things) alleged breach of contract. In December 2002, the Court approved the filing of Safeway Inc.'s Second Amended Complaint, which alleges causes of action for (among other things) breach of contract against the Company, PIA Merchandising Co., Inc. and Pivotal Sales Company. The Second Amended

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

Complaint was filed with the Court on January 13, 2003, and does not specify the amount of monetary damages sought. No punitive or exemplary damages are sought in Safeway Inc.'s Second Amended Complaint. This case is currently scheduled for trial in March 2005 and is being vigorously contested by the Company.

      The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company management, disposition of these matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

14.   Geographic Data

      A summary of the Company's net revenue, operating income and long lived assets by geographic area for the three and nine month periods ending September 30, 2004, is as follows (in thousands):

                                                          Three Months Ending       Nine Months Ending
                                                          -------------------------------------------
                                                          September 30,                 September 30,
                                                             2004                          2004
                                                          -------------------------------------------
    Net revenue:
    United States                                         $  9,236                        $ 32,467
    International                                         $  1,447                        $  2,951

    Operating loss:
    United States                                         $   (349)                       $(10,910)
    International                                         $   (234)                       $ (1,763)

    -------------------------------------------------------------------------------------------------

    Long lived asset as of September 30, 2004:
    United States                                                                         $  2,616
    International                                                                         $    299

      With the exception of the joint venture in South Africa, no one international geographic market is greater than 10% of consolidated net revenue. South Africa accounted for 11% of total consolidated net revenue for the three months ended September 30, 2004.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

15.  Supplemental Balance Sheet Information

                                                             September 30,              December 31,
    Prepaid expenses and other current assets                     2004                      2003
                                                       ------------------------------------------------------
    STIMULYS Promissory Note, net of reserve (see
      Note 10)                                              $         422             $           -
    Prepaid insurance                                                 344                       245
    Tax refund due                                                    317                       244
    Prepaid rents                                                      49                        70
    Other                                                             135                       100
                                                       ------------------------------------------------------
                                                            $       1,267             $         659

                                                             September 30,              December 31,
    Other assets, long-term                                       2004                      2003
                                                       ------------------------------------------------------
    Deposit on domestic acquisition                         $           -             $         350
    Prepaid insurance, long-term                                      189                       289
    Refundable deposits                                               118                       129
    Other                                                             124                       158
                                                       ------------------------------------------------------
                                                            $         431             $         926

                                                             September 30,              December 31,
    Accrued expenses and other current liabilities                2004                       2003
                                                       ------------------------------------------------------
    Merger related payables                                 $         450             $       1,495
    STIMULYS cash deposits                                              -                       794
    SPGI Revolver                                                       -                       740
    Accrued medical expenses                                          294                       100
    State taxes payable                                               169                       139
    Accrued accounting and legal expenses                             109                       219
    Accrued salary payable                                             78                       241
    Other                                                              94                       353
                                                       ------------------------------------------------------
                                                            $       1,194             $       4,081

16.   Reclassification

      Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

                                SPAR Group, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Statements contained in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2004 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, the statements contained in the discussions under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions, which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

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

Overview

         The  Company's   operations  are  divided  into  two   divisions:   the
Merchandising Services Division and the International Division. The Merchandising Services Division provides merchandising services, product demonstrations, product sampling, database marketing, teleservices and marketing research to manufacturers and retailers with product distribution primarily in mass merchandisers, drug chains, convenience stores and grocery stores in the United States. The International Division, established in July 2000, currently provides merchandising services in Japan, Canada, Turkey, South Africa and India.

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


International Division

         In July 2000, the Company established its International Division, through a wholly owned subsidiary, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business worldwide. In May 2001, the Company entered into a 50% owned joint venture with a large Japanese distributor to provide merchandising services in Japan. In June 2003, the Company expanded its merchandising services into Canada through a wholly owned subsidiary. In July 2003, the Company established a 51% owned joint venture based in Istanbul to provide merchandising services throughout Turkey. In April 2004, the Company established a joint venture in South Africa. The joint venture is headquartered in Durban and is owned 51% by the Company. Also in April 2004, the Company announced the establishment of a joint venture in India and started operations during the third quarter. The joint venture is headquartered in New Delhi and is owned 51% by the Company.


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

                                SPAR Group, Inc.


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

       Allowance for Doubtful Accounts and Sales Allowance

         The Company continually monitors the collectability of its accounts receivable based upon current customer credit information and other information available. Utilizing this information, the Company has established an allowance for doubtful accounts of $577,000 and $444,000 at September 30, 2004, and December 31, 2003, respectively.

       Internal Use Software Development Costs

         Under the rules of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Capitalized software development costs are amortized over three years.

         The Company capitalized $298,000 and $802,000 of costs related to software developed for internal use in the nine months ended September 30, 2004, and 2003, respectively.

         The Company also recorded a net impairment charge of capitalized software related to lost clients totaling approximately $442,000 in the nine-month period ending September 30, 2004.

                                SPAR Group, Inc.


Results of Operations


Three months ended September 30, 2004, compared to three months ended September 30, 2003

         The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

                                                                         Three Months Ended
                                                     --------------------------------------------------------
                                                     September 30, 2004      September 30, 2003       (Decrease)
                                                     Amount          %       Amount           %        Increase %
                                                    --------       -----    --------        -----       -----
Net revenues                                        $ 10,683       100.0%   $ 16,615        100.0%      (35.7)%

Cost of revenues                                       6,963        65.2      11,380         68.5       (38.8)

Selling, general and administrative expense            4,028        37.7       5,334         32.1       (24.5)

Depreciation and amortization                            275         2.6         385          2.3       (28.7)

Interest expense                                          29         0.2          69          0.4       (57.7)

Other income                                             773         7.2           -          -           -
                                                    --------       -----    --------        -----

Income (loss) before provision for income taxes          161         1.5        (553)        (3.3)     (129.1)

Provision (benefit) for income tax                        15         0.1        (208)        (1.3)     (107.3)
                                                    --------       -----    --------        -----

Net income (loss) before minority interest               146         1.4        (345)        (2.0)     (142.3)

Minority interest                                         64         0.6           -            -           -
                                                    --------       -----    --------        -----

Net income (loss)                                   $    210         2.0%   $   (345)       (2.0)%    (160.8)%
                                                    ========       =====    ========        =====


         Net revenues for the three months ended September 30, 2004, were $10.7 million, compared to $16.6 million for the three months ended September 30, 2003, a decrease of 35.7%. The decrease in net revenues was due to lower domestic sales as a result of reduced business from the Company's largest customer, which was sold during the third quarter, as well as, the loss of two other large clients offset by increases in international sales totaling $1.4 million.

                                SPAR Group, Inc.


         One customer, a division of a major retailer, accounted for 16.9% and 27.7% of the Company's net revenues for the three months ended September 30, 2004, and 2003, respectively. This customer also accounted for approximately 14.6% and 32.6% of accounts receivable at September 30, 2004, and 2003, respectively. This customer was sold by its parent on August 2, 2004. During the third quarter of 2004, the Company experienced a decline in net revenue from this retailer, a trend which is expected to continue into 2005. The loss of this business will have a material adverse effect on the Company's business, results of operations and financial condition.

         A second customer accounted for 13.9% and 9.7% of the Company's net revenue for the three months ended September 30, 2004, and 2003, respectively. This customer also accounted for approximately 21.7% and 8.9% of accounts receivable at September 30, 2004, and 2003, respectively.

         In addition, approximately 17.2% and 13.8% of the Company's net revenues for the three months ended September 30, 2004, and 2003, respectively, resulted from merchandising services performed for manufacturers and others at Kmart. Kmart emerged from bankruptcy in May 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships or agreements are with various manufacturers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

         Failure to attract new large customers could significantly impede the growth of the Company's revenues, which could have a material adverse effect on the Company's future business, results of operations and financial condition.

         Cost of revenues from operations consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 65.2% for the three months ended September 30, 2004, compared to 68.5% for the three months ended September 30, 2003. The decrease is primarily a result of the Company reducing its domestic field structure to reflect its reduction of business.

         Approximately 73.7% and 87.1% of the Company's cost of revenue in the three months ended September 30, 2004, and 2003, respectively, resulted from in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (see Note 7 to the Financial Statements in this Quarterly Report).

         Operating expenses include selling, general and administrative expenses, impairment charges and depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource expenses, legal and accounting expenses.

         The decrease in selling, general and administrative expenses of $1.3 million consists of reductions in domestic operations' selling, general and administrative cost structure to reflect its reduction of business totaling $2.1 million offset by increases in international selling, general and administrative expense primarily as a result of joint venture startups totaling $0.3 million and restructure expenses totaling $0.5 million.

                                SPAR Group, Inc.


Other Income

         Other income of approximately $0.8 million for the three months ended September 30, 2004, primarily represents the release of the STIMULYS reserve (see Note 10 to the Financial Statements in this Quarterly Report).

Income Taxes

         The Company recorded an income tax provision of $15,000 for the three months ended September 30, 2004. The provision was primarily for state taxes. For the three months ended September 30, 2003, the income tax benefit represents a combined federal and state income tax rate of 38% (see Note 11 to the Financial Statements in this Quarterly Report).

Net Income

         The Company had a net income of $0.2 million for the three months ended September 30, 2004, or $0.01 per diluted share, compared to a net loss of $0.3 million, or $0.02 per diluted share, for the corresponding period last year.

                                SPAR Group, Inc.


Results of Operations

Nine months ended September 30, 2004, compared to nine months ended September 30, 2003

         The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data):

                                                                                   Nine Months Ended
                                                   ---------------------------------------------------------------------------------

                                                       September 30, 2004               September 30, 2003
                                                                                                                          % Incr.
                                                       Amount             %              Amount               %            (Decr.)
                                                   ---------------- --------------- ----------------- -----------------   --------
Net revenues                                        $     35,418        100.0%      $    52,704             100.0%          (32.8)%

Cost of revenues                                          24,474         69.1             33,777             64.1           (27.5)

Selling, general, and administrative expense              14,471         40.9             15,044             28.5            (3.8)

Impairment charges                                         8,141         23.0                  -              -               -

Depreciation and amortization                              1,005          2.8              1,162              2.2           (13.6)

Interest expense                                             127          0.4                209              0.4           (39.2)

Other income (expense)                                       764          2.2               (28)             (0.1)        (2828.6)
                                                   ---------------- --------------- ----------------- -----------------

(Loss) income before provision for income taxes          (12,036)       (34.0)             2,484              4.7          (584.4)

Provision for income taxes                                   783          2.2                943              1.8           (16.9)
                                                   ---------------- --------------- ----------------- -----------------

Net (loss) income before minority interest               (12,819)       (36.2)             1,541              2.9          (931.9)

Minority interest                                             64          0.2                  -              -               -
                                                   ---------------- --------------- ----------------- -----------------

Net (loss) income                                   $    (12,755)       (36.0)%     $      1,541              2.9%         (927.8)%
                                                   ================ =============== ================= =================

         Net revenues from operations for the nine months ended September 30, 2004, were $35.4 million, compared to $52.7 million for the nine months ended September 30, 2003, a decrease of 32.8%. The decrease in net revenues was due to lower domestic sales resulting primarily from reduced business from the Company's largest customer, which was sold during the third quarter, decreased project revenue

                                SPAR Group, Inc.


from another client and the loss of two other large clients offset by increases in international sales totaling $3.0 million.

         One customer, a division of a major retailer, accounted for 30.2% and 31.1% of the Company's net revenues for the nine months ended September 30, 2004, and 2003, respectively. This customer also accounted for approximately 14.6% and 32.6% of accounts receivable at September 30, 2004, and 2003, respectively. The customer was sold by its parent on August 2, 2004. During the third quarter of 2004, the Company experienced a decline in net revenue from this retailer, a trend which is expected to continue into 2005. The loss of this business will have a material adverse effect on the Company's business, results of operations and financial condition.

         A second customer accounted for 10.1% and 7.5% of the Company's net revenue for the nine months ended September 30, 2004, and 2003, respectively. This customer also accounted for approximately 21.7% and 8.9% of accounts receivable at September 30, 2004, and 2003, respectively.

         Approximately 15% of the Company's net revenues for the nine months ended September 30, 2004, and 2003, resulted from merchandising services performed at Kmart for various customers. Kmart emerged from bankruptcy in May 2003. During its time in bankruptcy, Kmart closed a number of stores in the United States. While the Company's customers and the resultant contractual relationships or agreements are with various manufacturers and not this retailer, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

         Cost of revenues consists of field in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 69.1% for the nine months ended September 30, 2004, compared to 64.1% for the nine months ended September 30, 2003. The increase is primarily a result of additional costs associated with its per unit fee revenue programs and reduced pricing to a large customer that occurred in the first six months of 2004, offset by the reduction of the Company's field structure to reflect the reduction in business.

         Approximately 79.7% and 84.8% of the Company's costs of revenue in the nine months ended September 30, 2004, and 2003, respectively, resulted from field in-store independent contractor and field management services purchased from the Company's affiliates, SMS, and SMSI, respectively (see Note 7 to the Financial Statements in this Quarterly Report).

         Operating expenses include selling, general and administrative expenses, impairment charges and depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources expenses, legal and accounting expenses.

         The decrease in selling, general and administrative expenses of $0.6 million consists of reductions in domestic operations' selling, general and administrative cost structure to reflect its reduction of business totaling $1.7 million offset by increases in international selling, general and administrative expenses primarily as a result of joint venture startups totaling $0.6 million, and restructuring expenses totaling $0.5 million.

         Impairment charges were $8.1 million for the nine months ended September 30, 2004. Impairment charges consisted of $9.0 million of goodwill impairment, offset by reductions to the other liabilities for PIA merger related costs of $1.0 million and PIA restructuring charges of $0.7 million, net

                                SPAR Group, Inc.


of a $0.3 million tax effect, $0.4 million of net impairment of software development costs previously capitalized and $0.1 million for impairment of other assets.

Other Income

         Other income of approximately $0.8 million for the nine months ended September 30, 2004, primarily represents the release of the STIMULYS reserve (see Note 10 to the Financial Statements in this Quarterly Report).

Income Taxes

      The Company recorded an income tax provision of $0.8 million for the nine months ended September 30, 2004. The provision represents estimated minimum taxes due as well as the establishment of a valuation reserve for net deferred tax assets previously recorded by the Company (see Note 11 to the Financial Statements in this Quarterly Report). For the nine months ended September 30, 2003 the income tax provision represents a combined federal and state income tax rate of 38%.

Net Loss/Income

         The Company had a net loss of $12.8 million for the nine months ended September 30, 2004, or $0.68 per diluted share compared to net income of $1.5 million or $0.08 per diluted share for the corresponding period last year.

Liquidity and Capital Resources

         In the nine months ended September 30, 2004, the Company had a net loss of $12.8 million. Included in the net loss were non-cash charges of $8.1 million for impairment, $0.7 million for deferred tax asset valuation adjustments, $1.0 million for depreciation and $0.1 million for minority interest earnings in subsidiaries.

         Net cash  provided by  operating  activities  for the nine months ended
September 30, 2004, was $2.8 million, comparable to net cash provided by operating activities of $1.8 million for the nine months ended September 30, 2003. The increase of $1.0 million in cash provided by operating activities is due to lower accounts receivable levels, higher accruals for restructuring charges and accrued expenses due affiliates, lower reductions in accounts payable, accrued expenses and other current liabilities, lower increases in prepaid expenses offset by net operating losses.

         Net cash used in investing activities for the nine months ended September 30, 2004, was $1.4 million comparable to net cash used in investing activities of $1.7 million for the nine months ended September 30, 2003. The decrease in net cash used in investing activities resulted from lower purchases of property and equipment in the current year.

         Net cash used in financing activities for the nine months ended September 30, 2004, was $1.1 million, compared with net cash used in financing activities of $0.2 million for the nine months ended September 30, 2003. The increase of net cash used in financing activities was primarily a result of higher net payments on the line of credit.

                                SPAR Group, Inc.


         The above activity resulted in a change in cash and cash equivalents for the nine months ended September 30, 2004 of $0.2 million.

         At September 30, 2004, the Company had positive working capital of $0.9 million, as compared to a positive working capital of $4.1 million on December 31, 2003. The decrease in working capital is due primarily to decreases in sales levels and the related impact on accounts receivable and deferred income taxes. The Company's current ratio was 1.11 at September 30, 2004, and 1.35 at December 31, 2003.

         In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provided a $15.0 million revolving credit facility that matures on January 23, 2006. The Credit Facility allowed the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). On May 17, 2004, the Credit Facility was amended to among other things, reduce the revolving credit facility from $15.0 million to $10.0 million, change the interest rate and increase the reserves against collateral. The amendment provides for interest to be charged at a rate based in part upon the earnings before interest, taxes, depreciation and amortization. At September 30, 2004, the Credit Facility bears interest at Webster's "Alternative Base Rate" plus 0.75% (a total of 5.25% per annum), or LIBOR plus 3.25%. The Credit Facility is secured by all of the assets of the Company and its subsidiaries. In connection with the May 17, 2004, amendment, Mr. Robert Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provided personal guarantees totaling $1.0 million to Webster. On August 20, 2004, the Credit Facility was further amended in connection with the waiver of certain covenant violations (see below). The amendment, among other things, reduced the revolving credit facility from $10.0 million to $7.0 million, changed the covenant compliance testing for certain covenants from quarterly to monthly and reduced certain advance rates. The amendment does not change the future covenant levels.

         The Credit Facility contains certain financial covenants that must be met by the Company on a consolidated basis, including, a minimum monthly and cumulative "EBITDA", minimum "Net Worth", a minimum "Fixed Charge Coverage Ratio", as such terms are defined in the Credit Facility. The Credit Facility also limits certain expenditures including, but not limited to, capital expenditures and other investments. The Company was in violation of certain quarterly covenants at September 30, 2004, and expects to be in violation at future measurement dates. Webster issued a waiver for the September 30, 2004 covenant violations, however, there can be no assurances that Webster will issue such waivers in the future.

       Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion and the expected future covenant violations, borrowings under the Credit Facility are classified as current at September 30, 2004, and December 31, 2003, in accordance with EITF 95-22.

       The revolving loan balances outstanding under the Credit Facility were $2.8 million and $4.1 million at September 30, 2004, and December 31, 2003, respectively. There were letters of credit

                                SPAR Group, Inc.


outstanding under the Credit Facility of $0.7 million at September 30, 2004, and December 31, 2003. As of September 30, 2004, the SPAR Group had unused availability under the Credit Facility of $0.2 million out of the remaining maximum $3.5 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

         Management   believes  that  based  upon  the  Company's   cost  saving
initiatives and the existing credit facilities, sources of cash availability will be sufficient to support ongoing operations over the next twelve months. However, delays in collection of receivables due from any of the Company's major clients, or a significant further reduction in business from such clients, or the inability to acquire new clients, or the Company's inability to return to profitability, or the inability to obtain bank waivers for future covenant violations could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

         On September 10, 2004, in consideration for a new Promissory Note totaling $764,271, which represented the amount outstanding under the SPGI Revolver at that time, and in the event of a change in control of STIMULYS, a share in the net proceeds resulting from such change in control the Company terminated the SPGI Revolver and the Term Loans. SPAR also released its security interest in any collateral previously pledged by STIMULYS. The first payment due under the Promissory Note was received on October 29, 2004. Due to the collection risk associated with the Promissory Note, the Company has established a reserve for the remaining amount due, totaling approximately $344,000. The STIMULYS note receivable is recorded in Other Assets.

         As a result of the termination of the SPGI Revolver, the reserve for collection of advances and accrued interest under the SPGI Revolver previously established by the Company totaling approximately $984,000 is no longer required. The release of this reserve net of the reserve required for the Promissory Note resulted in Other Income totaling approximately $640,000 for the three months ending September 30, 2004.

Certain Contractual Obligations

       The following table contains a summary of certain of the Company's contractual obligations by category as of September 30, 2004 (in thousands).

--------------------------------------------------------------------------------------------------------------------
          Contractual Obligations                                   Payments due by Period
--------------------------------------------------------------------------------------------------------------------
                                               Total       Less than 1    1-3 years     3-5 years     More than 5
                                                              year                                       years
--------------------------------------------------------------------------------------------------------------------
Credit Facility                                 $2,809        $2,809     $       -        $    -          $    -
--------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                      1,673           816           800            57               -
--------------------------------------------------------------------------------------------------------------------
Total                                           $4,482        $3,625       $   800         $  57          $    -
--------------------------------------------------------------------------------------------------------------------


         The Company also had $0.7 in outstanding Letters of Credit at September 30, 2004.

         In May 2001, the Company and Paltac, Inc. ("Paltac"), a large Japanese distributor, entered into a joint venture to create a Japanese company, SPAR FM. SPAR FM entered into a 300 million Yen

                                SPAR Group, Inc.


Revolving Credit Agreement with a Japanese bank. The bank required Paltac to guarantee the outstanding balance on the revolving credit facility. As part of the joint venture agreement, should Paltac be required to make a payment on its guarantee to the bank, the Company has agreed to remit to Paltac 50% of any such payment up to a maximum of 150 million Yen or approximately $1.4 million. As of September 30, 2004, SPAR FM has borrowed 100 million Yen under its Revolving Credit Agreement. Therefore, the Company's current exposure to Paltac respecting outstanding loans to SPAR FM at September 30, 2004, would be 50 million Yen or approximately $0.5 million.

         The Company has recorded approximately $0.2 million in long-term liabilities for its share of the cumulative losses associated with this joint venture.

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


Item 4.  Controls and Procedures


         The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covering this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There were no material changes in the Company's internal control over financial reporting during the third quarter of 2004.

                                SPAR Group, Inc.


PART II: OTHER INFORMATION

Item1.   Legal Proceedings

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

         Item 2(c): Not applicable

Item 3:  Defaults upon Senior Securities

         Item 3(a):  Defaults under Indebtedness:  None.
         Item 3(b):  Defaults under Preferred Stock:  Not applicable.

Item 4:  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on August 12, 2004. The meeting was held (1) to elect the Board of Directors and (2) to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2004.

         The number of votes cast for each proposal are set both below:

           Name:                                 For:                                        Abstention:
         ----------------------------------- ---------------------------------- ---------------------------------
         Robert G. Brown                     17,236,722                         19,182
         ----------------------------------- ---------------------------------- ---------------------------------
         William H. Bartels                  17,228,422                         27,482
         ----------------------------------- ---------------------------------- ---------------------------------
         Robert O. Aders                     17,235,752                         20,152
         ----------------------------------- ---------------------------------- ---------------------------------
         Jerry B. Gilbert                    17,237,452                         18,452
         ----------------------------------- ---------------------------------- ---------------------------------
         Jack W. Partridge                   17,238,422                         17,482
         ----------------------------------- ---------------------------------- ---------------------------------
         Lorrence T. Kellar                  17,237,452                         18,452
         ----------------------------------- ---------------------------------- ---------------------------------
         Each of the nominees was elected to the Board of Directors.

         Proposal  Number 2 - Ratification  of the  appointment of Ernst & Young
         LLP as the Company's  independent auditors for the year ending December
         31, 2004:

           For:                                           Against:                           Abstention:
         ------------------------------------ --------------------------------- ---------------------------------
         17,252,770                           1,387                             1,747
         ------------------------------------ --------------------------------- ---------------------------------

                                SPAR Group, Inc.


Item 5:  Other Information

         Not applicable.


Item 6:  Exhibits

         Exhibits.

         10.1 Waiver and Amendment No. 6 to Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of November 12, 2004, as filed herewith.

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





Date:  November 15, 2004      SPAR Group, Inc., Registrant


                              By:  /s/ Charles Cimitile
                                   ---------------------------------------------
                                   Charles Cimitile
                                   Chief Financial Officer, Treasurer, Secretary and duly authorized signatory