Form 10-K
period 2004-12-31
SPAR GROUP INC
filed 2005-04-12
CIK 1004989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004
                                                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from        to

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

         YES  [X]      NO     [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ ]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Rule 12b-2 of the Act.)   YES  [ ]      NO     [X]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2004, based on the closing price of the Common Stock as reported by the Nasdaq Small Cap Market on such date, was approximately $4,799,006.

     The number of shares of the Registrant's Common Stock outstanding as of December 31, 2004, was 18,858,972 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                SPAR GROUP, INC.


                           ANNUAL REPORT ON FORM 10-K


                                      INDEX

                                     PART I
                                                                            Page
 Item 1.   Business                                                            2
 Item 2.   Properties                                                         14
 Item 3.   Legal Proceedings                                                  15
 Item 4.   Submission of Matters to a Vote of Security Holders                15

                                        PART II

 Item 5.   Market for Registrant's Common Equity and Related
           Shareholder Matters                                                16
 Item 6.   Selected Financial Data                                            16
 Item 7.   Management's  Discussion and Analysis of Financial Condition
           and Results of Operations                                          19
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk         26
 Item 8.   Financial Statements and Supplementary Data                        26
 Item 9.   Changes  in  and  Disagreements   with  Accountants  on
           Accounting  and Financial Disclosure                               26
 Item 9A.  Controls and Procedures                                            26
 Item 9B.  Other Information                                                  27
                                       PART III

 Item 10.  Directors and Executive Officers of the Registrant                 28
 Item 11.  Executive Compensation and Other Information of SPAR Group, Inc.   31
 Item 12.  Security Ownership of Certain Beneficial Owners and Management     35
 Item 13.  Certain Relationships and Related Transactions                     36
 Item 14.  Principal Accountant Fees and Services                             37

                                        Part IV

 Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    38
           Signatures                                                         43

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


Item 1.  Business.

GENERAL

        The SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a supplier of merchandising and other marketing services throughout the United States and internationally. In 2002, the Company sold its Incentive Marketing Division, SPAR Performance Group, Inc. ("SPGI"). The Company's operations are divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising services, in-store event staffing, product sampling, database marketing, technology services, teleservices and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, drug store chains, convenience and grocery stores. The International Merchandising Services Division established in July 2000, currently provides similar merchandising services through a wholly owned subsidiary in Canada, through 51% owned joint venture subsidiaries in India, South Africa and Turkey, and through a 50% owned joint venture in Japan. The Company recently established a 50% owned joint venture in China and a 51% owned joint venture subsidiary in Romania and expects to offer merchandising services in these countries in 2005.

Continuing Operations

Domestic Merchandising Services Division

        The Company's Domestic Merchandising Services Division provides nationwide merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store chains and grocery stores. Included in its customers are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies in the United States.

        Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or single or multiple manufacturers primarily under single or multi-year contracts or agreements. Services also include stand-alone large-scale implementations. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and setting new and promotional items and placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. The Company also provides in-store event staffing services, database marketing, technology services, teleservices and marketing research services.

International Merchandising Services Division

        In July 2000, the Company established its International Merchandising Services Division, operating through a wholly owned subsidiary, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business worldwide. The Company has expanded its international business as follows:

May 2001, the Company entered Japan through a 50% owned joint venture headquartered in Osaka.

June 2003, the Company entered Canada by acquiring an existing business through its wholly-owned Canadian subsidiary, headquartered in Toronto.

July 2003, the Company entered Turkey through a 51% owned joint venture subsidiary headquartered in Istanbul.

April 2004, the Company entered South Africa through a 51% owned joint venture subsidiary headquartered in Durban.

April 2004, the Company entered India through a 51% owned joint venture subsidiary headquartered in New Delhi.

December 2004, the Company established a 51% owned joint venture subsidiary headquartered in Bucharest, Romania.

In February 2005, the Company announced the establishment of a 50% owned joint venture headquartered in Hong Kong, China.

Discontinued Operations

Incentive Marketing Division

        As part of a strategic realignment in the fourth quarter of 2001, the Company made the decision to divest its Incentive Marketing Division, operating through its subsidiary, SPAR Performance Group, Inc. ("SPGI"). The Company explored various alternatives for the sale of SPGI and subsequently sold the business to SPGI's employees through the establishment of an employee stock ownership plan on June 30, 2002. In December of 2003, SPGI changed its name to STIMULYS, Inc.

Technology Division

        In  October  2002,  the  Company   dissolved  its  Technology   Division
established in March 2000 for the purpose of marketing its proprietary Internet-based computer software.


INDUSTRY OVERVIEW

Domestic Merchandising Services Division

        According to industry estimates over two billion dollars are spent annually on domestic retail merchandising services. The merchandising services industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. The Company believes there is a continuing trend for major manufacturers to move increasingly toward third parties to handle in-store merchandising. The Company also believes that its merchandising services bring added value to retailers, manufacturers and other businesses. Retail merchandising services enhance sales by making a product more visible and available to consumers. These services primarily include placing orders, shelf maintenance, display placement, reconfiguring products on store shelves, replenishing products and providing in-store event staffing services. The Company provides other marketing services such as test market research, mystery shopping, teleservices, database marketing and promotion planning and analysis.

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

        Another significant trend impacting the merchandising segment is the tendency of consumers to make product purchase decisions once inside the store. Accordingly, merchandising services and in-store product promotions have proliferated and diversified. Retailers are continually remerchandising and remodeling entire stores to respond to new product developments and changes in consumer preferences. The Company estimates that these activities have increased in frequency over the last five years, such that most stores are re-merchandised or remodeled approximately every twenty-four months. Both retailers and manufacturers are seeking third parties to help them meet the increased demand for these labor-intensive services.

International Merchandising Services Division

        The Company believes another current trend in business is globalization. As companies expand into foreign markets they will need assistance in marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its Internet-based technology and business model that are successful in the United States. In July 2000, the Company established its International Merchandising Services Division to cultivate foreign markets, modify the necessary systems and implement the Company's business model worldwide by expanding its merchandising services business off shore. The Company formed an International Merchandising Services Division task force consisting of members of the Company's information technology, operations and finance groups to evaluate and develop foreign markets. In 2001, the Company and a leading Japanese based distributor established a joint venture to provide the latest in-store merchandising services to the Japanese market. In 2003, the Company expanded its international presence to Canada and Turkey by acquiring the business of a Canadian merchandising company and entering into a start-up joint venture subsidiary in Turkey. In 2004, the Company established 51% owned joint venture subsidiaries in South Africa, India and Romania and in early 2005 a 50% owned joint venture in China. Key to the Company's international strategy is the translation of several of its proprietary Internet-based logistical, communications and reporting software applications into the native language of any market the Company enters. As a result of this requirement for market penetration, the Company has developed translation software that can quickly convert its proprietary software into various languages. Through its computer facilities in Auburn Hills, Michigan, the Company provides worldwide access to its proprietary logistical, communications and reporting software. In addition, the Company maintains personnel in Greece and Australia to assist in its international efforts. The Company is actively pursuing expansion into various other markets.


PIA ACQUISITION

        SPAR Acquisition, Inc., and its subsidiaries (the "SPAR Companies") are the original predecessor of the current Company and were founded in 1967. On July 8, 1999, the Company completed a reverse merger with the SPAR Companies (the "PIA Acquisition"), and then changed its name to SPAR Group, Inc., from PIA Merchandising Services, Inc. (prior to such merger, "PIA"). Pursuant to the PIA Acquisition, the SPAR Companies were deemed to have "acquired" PIA and its subsidiaries prior to the PIA Acquisition (the "PIA Companies") which was treated as a purchase of the PIA Companies for accounting purposes, with the books and records of the Company being adjusted to reflect the historical operating results of the SPAR Companies.

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

        Acquisitions:

        The Company is seeking to acquire businesses or enter into joint ventures or other arrangements with companies that offer similar merchandising services both in the United States and worldwide. The Company believes that increasing its industry expertise, adding product segments, and increasing its geographic breadth will allow it to service its clients more efficiently and cost effectively. As part of its acquisition strategy, the Company is actively exploring a number of potential acquisitions, predominately in its core merchandising service businesses (which includes in-store event staffing services). Through such acquisitions, the Company may realize additional operating and revenue synergies and may leverage existing relationships with manufacturers, retailers and other businesses to create cross-selling opportunities. However, there can be no assurance that any of the acquisitions will occur or whether, if completed, the integration of the acquired businesses will be successful or the anticipated efficiencies and cross-selling opportunities will occur.

        In December of 2003, the Company entered into an agreement to purchase the business and certain assets of Bert Fife & Associates, Inc., and related Companies ("Fife"), which specialized in providing in-store product demonstrations. As part of the agreement the Company entered into a one year consulting agreement with the President of Fife. The purchase was completed in January 2004. In April 2004, the Company established a joint venture subsidiary in South Africa. The joint venture subsidiary is headquartered in Durban and is owned 51% by the Company. Also in April 2004, the Company announced the establishment of a joint venture subsidiary in India and started operations during the third quarter. The joint venture subsidiary is headquartered in New Delhi and is 51% owned by the Company. In January 2005, the Company announced the establishment of a joint venture subsidiary in Romania and is owned 51% by the Company. In February 2005, the Company announced the establishment of a joint venture in China which is 50% owned by the Company.

        Improve Operating Efficiencies:

        The Company will continue to seek greater operating efficiencies. The Company believes that its existing field force and technology infrastructure can support additional customers and revenue in the Domestic Merchandising Services Division. At the corporate level, the Company will continue to streamline certain administrative functions, such as accounting and finance, insurance, strategic marketing and legal support.

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


DESCRIPTION OF SERVICES

        The Company currently provides a broad array of merchandising and other marketing services on a national, regional and local basis to leading home entertainment, general merchandise, consumer goods, food, and health and beauty care manufacturers and retail companies through its Domestic Merchandising Services Division.

        The Company currently operates internationally serving some of the world's leading companies. The Company believes its full-line capabilities provide fully integrated solutions that distinguish the Company from its competitors. These capabilities include the ability to develop plans at one centralized division headquarter location, effect chain wide execution, implement rapid, coordinated responses to its clients' needs and report on a real time Internet enhanced basis. The Company also believes its international presence, industry-leading technology, centralized decision-making ability, local follow-through, ability to recruit, train and supervise merchandisers, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a significant advantage over local, regional or other competitors.

Domestic Merchandising Services Division

        The Company provides a broad array of merchandising services on a national, regional, and local basis to manufacturers and retailers in the United States. The Company provides its merchandising and other marketing services primarily on behalf of consumer product manufacturers at mass merchandiser, drug and retail grocery chains. The Company currently provides three principal types of merchandising and marketing services: syndicated services, dedicated services and project services.

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

        Project Services

        Project services consist primarily of specific in-store services initiated by retailers and manufacturers, such as new store openings, new product launches, special seasonal or promotional merchandising, focused product support, product recalls, in-store product demonstrations and in-store product sampling. The Company also performs other project services, such as new store sets and existing store resets, re-merchandising, remodels and category implementations, under annual or stand-alone project contracts or agreements.

        Other Marketing Services

        Other marketing services performed by the Company include:

         Event Staffing Services - Performing in-store product demonstrations or product sampling.

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

        The Company believes that providing merchandising and other marketing services timely, accurately and efficiently, as well as, delivering timely and accurate reports to its clients, are two key components that will be critical to its success. The Company has developed Internet-based logistic deployment, communications, and reporting systems that improve the productivity of its merchandising specialists and provide timely data and reports to its customers. The Company's merchandising specialists use hand-held computers, personal computers and laptop computers to report the status of each store they service upon completion either through the Internet or using Interactive Voice Response ("IVR") through its Auburn Hills telecommunication center. Merchandising specialists report on a variety of issues such as store conditions (e.g. out of stocks, inventory, display placement) or they may scan and process new orders for products. This information is reported, analyzed and displayed in a variety of reports that can be accessed by both the Company and its customers via the Internet. These reports can depict the status of every merchandising project in real time.

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

International Merchandising Services Division

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

        In July 2000, the Company established its International Merchandising Services Division to cultivate foreign markets, modify the necessary systems and implement the Company's business model worldwide by expanding its merchandising services business off shore. The Company formed an International Merchandising Services Division task force consisting of members of the Company's information technology, operations and finance groups to evaluate and develop foreign markets. In 2001, the Company and a leading Japanese based distributor established a joint venture to provide the latest in-store merchandising services to the Japanese market. In 2003, the Company expanded its international presence to Canada by acquiring a Canadian merchandising company and Turkey by entering into a start-up joint venture. In 2004, the Company established 51% owned joint venture subsidiaries in South Africa, India and Romania and in early 2005, a 50% owned joint venture in China.

        Key to the Company's international strategy is the translation of several of its proprietary Internet-based logistical, communications and reporting software applications into the native language of any market the Company enters. As a result of this requirement for market penetration, the Company has developed translation software that can quickly convert its proprietary software into various languages. Through its computer facilities in Auburn Hills, Michigan, the Company provides worldwide access to its proprietary logistical, communications and reporting software. In addition, the Company maintains personnel in Greece and Australia to assist in its international efforts. The Company is actively pursuing expansion into various other markets.


SALES AND MARKETING

Domestic Merchandising Services Division

        The Company's sales efforts within its Domestic Merchandising Services Division are structured to develop new business in national, regional and local markets. The Company's corporate business development team directs its efforts toward the senior management of prospective clients. Sales strategies developed at the Company's headquarters are communicated to the Company's sales force for execution. The sales force, located nationwide, work from both Company and home offices. In addition, the Company's corporate account executives play an important role in the Company's new business development efforts within its existing manufacturer and retailer client base.

        As part of the retailer consolidation, retailers are centralizing most administrative functions, including operations, procurement and category management. In response to this centralization and the growing importance of large retailers, many manufacturers have reorganized their selling organizations around a retailer team concept that focuses on a particular retailer. The Company has responded to this emerging trend and currently has retailer teams in place at select retailers.

        The Company's business development process includes a due diligence period to determine the objectives of the prospective client, the work required to satisfy those objectives and the market value of such work to be performed. The Company employs a formal cost development and proposal process that determines the cost of each element of work required to achieve the prospective client's objectives. These costs, together with an analysis of market rates, are used in the development of a formal quotation that is then reviewed at various levels within the organization. The pricing of this internal proposal must meet the Company's objectives for profitability, which are established as part of the business planning process. After approval of this quotation, a detailed proposal is presented to and approved by the prospective client.

International Merchandising Services Division

        The Company's marketing efforts within its International Merchandising Services Division are three fold. First, the Company endeavors to develop new markets through acquisitions. The Company's international acquisition team, whose primary focus is to seek out and develop acquisitions throughout the world, consists of personnel located in the United States, Greece and Australia. Personnel from information technology, field operations, client services and finance support the international acquisition team. Second, the Company offers global merchandising solutions to customers that have worldwide distribution. This effort is spearheaded out of the Company's headquarters in the United States. Third the Company develops local markets through various joint ventures or subsidiaries throughout the world.


CUSTOMERS

Domestic Merchandising Services Division

        In its Domestic Merchandising Services Division, the Company currently represents numerous manufacturers and /or retail clients in a wide range of retail outlets in the United States including:

           o    Mass Merchandisers
           o    Drug
           o    Grocery
           o    Other retail trade groups (e.g. Discount, Home Centers)

        The Company also provides database, research and other marketing services to the consumer packaged goods industry.

        One customer accounted for 14%, 8%, and 6% of the Company's net revenues for the years ended December 31, 2004, 2003, and 2002, respectively. This customer also accounted for approximately 29%, 13%, and 4% of accounts receivable at December 31, 2004, 2003, and 2002, respectively.

        In addition, approximately 16%, 17%, and 24% of net revenues for the years ended December 31, 2004, 2003, and 2002, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by Kmart. These customers also accounted for approximately 22% of accounts receivable at December 31, 2004. While the Company's customers and the resultant contractual relationships are with various manufacturers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

        Another customer, a division of a major retailer, accounted for 26%, 30%, and 26% of the Company's net revenues for the years ended December 31, 2004, 2003, and 2002, respectively. This customer also accounted for approximately 4%, 30%, and 43% of accounts receivable at December 31, 2004, 2003, and 2002, respectively. On August 2, 2004, this customer was sold by its parent.

International Merchandising Services Division

        The Company believes that the potential international customers for this division have similar profiles to its Domestic Merchandising Services Division customers. The Company is currently operating in Japan, Canada, Turkey, South Africa and India. The Company announced the establishment of a 51% owned joint venture subsidiary in Romania in late 2004 and a 50% owned joint venture in China in early 2005. The Company is actively pursuing expansion into Europe and other markets.

COMPETITION

        The marketing services industry is highly competitive. The Company's competition in the Domestic and International Merchandising Services Divisions arises from a number of large enterprises, many of which are national or international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its clients and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in the mass merchandiser and chain drug store channels of trade. The Company also believes it has the ability to execute major national and international in-store initiatives and develop and administer national and international retailer programs. Finally, the Company believes that, through the use and continuing improvement of its proprietary Internet software, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.


TRADEMARKS

        The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. See "Industry Overview" and "Competition".


EMPLOYEES

        Worldwide the Company utilizes a labor force of approximately 7,700 people.

        As of December 31, 2004, the Company's Domestic Merchandising Services Division's labor force consisted of approximately 6,500 people. Approximately 150 were full-time employees and 15 were part-time employees of the Company. Of the 150 full-time Company employees, 143 were engaged in operations and 7 were engaged in sales. The Company's Domestic Merchandising Services Division utilizes the services of its affiliate, SPAR Management Services, Inc. ("SMSI"), to schedule and supervise its field force, which consists of the independent contractors furnished by another affiliate SPAR Marketing Services, Inc. ("SMS") (see Item 13 - Certain Relationships and Related Transactions, below) as well as the Company's field employees. Approximately 6,300 independent contractors and approximately 50 full-time field managers are furnished principally through SMS and SMSI, respectively.

        As of December  31,  2004,  the  Company's  International  Merchandising
Services Division's labor force consisted of approximately 1,200 people. Approximately 50 full-time employees were engaged in operations and 3 were engaged in sales. The International Division's field force consisted of approximately 700 full time employees, 70 part time employees and approximately 380 independent contractors.

        The Company currently utilizes certain of its Domestic Merchandising Services Division's employees, as well as, the services of certain employees of its affiliates, SMSI and SPAR Infotech, Inc. ("SIT"), to support the International Merchandising Services Division. However, dedicated employees will be added to that division as the need arises. The Company's affiliate, SIT, also provides programming and other assistance to the Company's various divisions (see Item 13 - Certain Relationships and Related Transactions, below).

        The Company, SMS, SMSI and SIT consider their relations with their respective employees and independent contractors to be good.

CERTAIN RISK FACTORS

        There are various risks associated with the Company's growth and operating strategy. Certain (but not all) of these risks are discussed below.

Dependency on Largest Customers

        As discussed above in Customers, the Company does a significant amount of business with one customer and performs a significant amount of services in Kmart. The loss of this customer or the loss of Kmart related business and the failure to attract new large customers, could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Variability of Operating Results and Uncertainty in Customer Revenue

        The  Company  has  experienced  and,  in  the  future,   may  experience
fluctuations in quarterly operating results. Factors that may cause the Company's quarterly operating results to vary and from time to time and may result in reduced revenue include: (i) the number of active customer projects;
(ii) seasonality of customer products; (iii) customer delays, changes and cancellations in projects; (iv) the timing requirements of customer projects;
(v) the completion of major customer projects; (vi) the timing of new engagements; (vii) the timing of personnel cost increases; and (viii) the loss of major customers. In particular, the timing of revenues is difficult to forecast for the home entertainment industry because timing is dependent on the commercial success of particular product releases. In the event that a particular release is not widely accepted by the public, the Company's revenue could be significantly reduced. In addition, the Company is subject to revenue uncertainties resulting from factors such as unprofitable customer work and the failure of customers to pay. The Company attempts to mitigate these risks by dealing primarily with large credit-worthy customers, by entering into written or oral agreements with its customers and by using project budgeting systems. These revenue fluctuations could materially and adversely affect the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

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

Inability to Identify, Acquire and Successfully Integrate Acquisitions

        Another key component of the Company's growth strategy is the acquisition of businesses across the United States and worldwide that offer similar merchandising or marketing services. The successful implementation of this strategy depends upon the Company's ability to identify suitable acquisition candidates, acquire such businesses on acceptable terms, finance the acquisition and integrate their operations successfully with those of the Company. There can be no assurance that such candidates will be available or, if such candidates are available, that the price will be attractive or that the Company will be able to identify, acquire, finance or integrate such businesses successfully. In addition, in pursuing such acquisition opportunities, the Company may compete with other entities with similar growth strategies, these competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices of acquisition targets and/or a diminished pool of companies available for acquisition.

        The successful integration of these acquisitions also may involve a number of additional risks, including: (i) the inability to retain the customers of the acquired business; (ii) the lingering effects of poor customer relations or service performance by the acquired business, which also may taint the Company's existing businesses; (iii) the inability to retain the desirable management, key personnel and other employees of the acquired business; (iv) the inability to fully realize the desired efficiencies and economies of scale: (v) the inability to establish, implement or police the Company's existing standards, controls, procedures and policies on the acquired business; (vi) diversion of management attention; and (vii) exposure to customer, employee and other legal claims for activities of the acquired business prior to acquisition. In addition, any acquired business could perform significantly worse than expected.

        The inability to identify, acquire, finance and successfully integrate such merchandising or marketing services business could have a material adverse effect on the Company's growth strategy and could limit the Company's ability to significantly increase its revenues and profits.

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

Significant Stockholders: Voting Control and Market Illiquidity

        Mr. Robert G. Brown, founder, director, Chairman, President and Chief Executive Officer of the Company, beneficially owns approximately 45.5% of the Company's outstanding Common Stock, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company beneficially owns approximately 29.4% of the Company's outstanding Common Stock. These stockholders have, should they choose to act together, and under certain circumstances Mr. Brown acting alone has, the ability to control all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions.

        In addition, although the Company Common Stock is quoted on the Nasdaq Small Cap Market, the trading volume in such stock may be limited and an investment in the Company's securities may be illiquid because the founders own a significant amount of the Company's stock.

Dependence Upon and Potential Conflicts in Services Provided by Affiliates

        The success of the Company's domestic business is dependent upon the successful execution of its field services by SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), as well as the programming services provided by SPAR Infotech, Inc. ("SIT"), each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company's financial statements. SMS provides substantially all of the field representatives used by the Company in conducting its domestic business (87% of field expense in 2004), and SMSI provides substantially all of the field management services used by the Company in conducting its business. These services provided to the Company by SMS and SMSI are on a cost-plus basis pursuant to contracts that are cancelable on 60 days notice prior to December 31 of each year, commencing in 1997, or with 180 days notice at any other time. SIT provides substantially all of the Internet programming services and other computer programming needs used by the Company in conducting its business (see
Item 13 - Certain Relationships and Related Transactions, below), which are provided to the Company by SIT on an hourly charge basis pursuant to a contract that is cancelable on 30 days notice. The Company has determined that the services provided by SMS, SMSI and SIT are at rates favorable to the Company.

        SMS, SMSI and SIT (collectively, the "SPAR Affiliates") are owned solely by Mr. Robert G. Brown, founder, director, Chairman, President and Chief Executive Officer of the Company, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company, each of whom are also directors and executive officers of each of the SPAR Affiliates (see Item 13 - Certain Relationships and Related Transactions, below). In the event of any dispute in the business relationships between the Company and one or more of the SPAR Affiliates, it is possible that Messrs. Brown and Bartels may have one or more conflicts of interest with respect to those relationships and could cause one or more of the SPAR Affiliates to renegotiate or cancel their contracts with the Company or otherwise act in a way that is not in the Company's best interests.

        While the Company's relationships with SMS, SMSI and SIT are excellent, there can be no assurance that the Company could (if necessary under the circumstances) replace the field representatives and management currently provided by SMS and SMSI, respectively, or replace the Internet and other computer programming services provided by SIT, in sufficient time to perform its customer obligations or at such favorable rates in the event the SPAR Affiliates no longer performed those services. Any cancellation, other nonperformance or material pricing increase under those affiliate contracts could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

The Company has not paid and does not intend to pay cash Dividends

        The Company has not paid dividends in the past, intends to retain any earnings or other cash resources to finance the expansion of its business and for general corporate purposes, and does not intend to pay dividends in the future. In addition, the Company's Credit Facility with Webster Business Credit Corporation ("Webster") (see Note 5 to the Financial Statements - Lines of Credit) restricts the payment of dividends without Webster's prior consent.

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

Risks Associated with Foreign Currency

        The Company also has foreign currency exposure associated with its international joint venture subsidiaries and joint ventures. In 2004, these exposures are primarily concentrated in the Canadian dollar, Japanese yen and South African rand.

Risks Associated with International Business

        The Company's expansion strategy includes expansion into various countries around the world. While the Company endeavors to limit its exposure by entering only countries where the political, social and economic environments are conducive to doing business in that country there can be no assurances that the respective business environments will remain favorable.

Item 2.  Properties.

        The Company maintains its corporate headquarters in approximately 6,000 square feet of leased office space located in Tarrytown, New York, under a lease with a term expiring in May 2006.

        The Company leases certain office and storage facilities for its corporate headquarters, divisions and subsidiaries under operating leases, which expire at various dates during the next five years. Most of these leases require the Company to pay minimum rents, subject to periodic adjustments, plus other charges, including utilities, real estate taxes and common area maintenance.

        The following is a list of the locations where the Company maintains leased facilities for its division offices and subsidiaries:

        Location                   Office Use                             Approximate Square Footage
        -------------------------- -------------------------------------- ---------------------------------
        Domestic:
        Tarrytown, NY              Corporate Headquarters                             6,000
        Auburn Hills, MI           Regional Office and Warehouse                     27,000
        Cincinnati, OH             Regional Office                                    5,300

        International:
        Canada
        Toronto, Ontario           Headquarters                                       4,000
        Japan
        Osaka                      Headquarters                                       1,200
        Tokyo                      Regional Office                                    1,000
        Nagoya                     Regional Office                                      600
        Hukuoka                    Regional Office                                      400
        Turkey
        Istanbul                   Headquarters                                       4,600
        South Africa
        Durban                     Headquarters                                       3,100
        Port Elizabeth             Regional Office                                      900
        Western Cape               Regional Office                                    2,900
        Johannesburg               Regional Office                                    2,000
        India
        New Delhi                  Headquarters                                       4,300

        Although the Company believes that its existing facilities are adequate for its current business, new facilities may be added should the need arise in the future.

Item 3.  Legal Proceedings.

        Safeway Inc. ("Safeway"), filed a Complaint against the PIA Merchandising Co., Inc. ("PIA Co."), a wholly owned subsidiary of the Company, and Pivotal Sales Company ("Pivotal"), a wholly owned subsidiary of PIA Co., and SGRP in Alameda Superior Court, case no. 2001028498 on October 24, 2001, and has subsequently amended it. Safeway alleges causes of action for breach of contract, breach of implied contract, breach of fiduciary duty, conversion, constructive fraud, breach of trust, unjust enrichment, and accounting fraud. Safeway has most recently alleged monetary damages in the principal sum of $3,000,000 and probable interest of $1,000,000 and has also demanded unspecified costs. PIA Co., Pivotal and SGRP filed cross-claims against Safeway on or about March 11, 2002, and amended them on or about October 15, 2002, alleging causes of action by them against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment and seeking damages and injunctive relief. Mediation between the parties occurred in 2004, but did not result in a settlement. PIA Co., Pivotal and SGRP are vigorously defending Safeway's allegations. It is not possible at this time to determine the likelihood of the outcome of this lawsuit. However, if Safeway prevails respecting its allegations, and PIA Co., Pivotal and SGRP lose on their cross-claims and counterclaims, that result could have a material adverse effect on the Company. The Company anticipates that this matter will be resolved in 2005.

        In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

                                      2004                        2003
                            ------------------------   -------------------------
                                  High       Low             High         Low
        First Quarter        $  3.44       $  2.30      $  3.60       $  2.42
        Second Quarter          2.33          0.85         5.55          3.05
        Third Quarter           1.50          0.75         5.32          3.17
        Fourth Quarter          1.80          0.36         4.57          3.00

        As of December 31, 2004, there were approximately 700 beneficial shareholders of the Company's Common Stock.

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

        The Company's Credit Facility with Webster Business Credit Corporation (see Note 5 to the Financial Statements - Lines of Credit) restricts the payment of dividends without Webster's prior consent.

Item 6.  Selected Financial Data.

        The following selected condensed consolidated financial data sets forth, for the periods and the dates indicated, summary financial data of the Company and its subsidiaries. The selected financial data have been derived from the Company's financial statements.

                                SPAR Group, Inc.
                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                      (In thousands, except per share data)

                                                                            Year Ended December 31,
                                                      ---------------------------------------------------------------------
                                                          2004          2003          2002         2001          2000
                                                      ---------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:
Net revenues                                           $   51,370   $     64,859    $   69,612  $   70,891    $  81,459
Cost of revenues                                           33,644         42,338        40,331      40,883       50,278
                                                      ---------------------------------------------------------------------
Gross profit                                               17,726         22,521        29,281      30,008       31,181
Selling, general and administrative expenses               20,222         20,967        18,804      19,380       24,761
Impairment charges                                          8,141              -             -           -            -
Depreciation and amortization                               1,399          1,529         1,844       2,682        2,383
                                                      ---------------------------------------------------------------------
Operating (loss) income                                   (12,036)            25         8,633       7,946        4,037
Other (income) expense                                       (754)           237           (26)        107         (790)
Interest expense                                              220            269           363         561        1,326
                                                      ---------------------------------------------------------------------
(Loss) income from continuing operations before
   provision for income taxes and minority interest       (11,502)          (481)        8,296       7,278        3,501
Income tax provision                                          853             58         2,998       3,123          780
                                                      ---------------------------------------------------------------------
(Loss) income from continuing operations before
minority interest                                         (12,355)          (539)        5,298       4,155        2,721
                                                      ---------------------------------------------------------------------
Minority interest                                              87              -             -           -            -

Discontinued operations:
Loss from discontinued operations net of tax
   benefits of $935 and $858, respectively                      -              -             -      (1,597)      (1,399)
Estimated loss on disposal of discontinued
   operations, including provision of $1,000 for
   losses during phase-out period and disposal
   costs net of tax benefit of $2,618                           -              -             -      (4,272)           -
                                                      ---------------------------------------------------------------------
Net (loss) income                                     $   (12,268)  $       (539)   $    5,298  $   (1,714)   $    1,322
                                                      =====================================================================

Basic/diluted net (loss) income per common share:

Net (loss) income from continuing operations          $     (0.65)  $      (0.03)   $     0.28  $     0.23    $    0.15
                                                      ---------------------------------------------------------------------
Discontinued operations:
Loss from discontinued operations                             -                -             -       (0.09)       (0.08)
Estimated loss on disposal of discontinued
   operations                                                 -                -             -       (0.23)           -
                                                      ---------------------------------------------------------------------
Net loss from discontinued operations                         -                -             -       (0.32)       (0.08)
                                                      ---------------------------------------------------------------------
Basic/diluted net (loss) income                       $     (0.65)  $      (0.03)    $    0.28  $    (0.09)   $    0.07
                                                      =====================================================================

Weighted average shares outstanding
     - basic                                              18,859          18,855        18,761      18,389       18,185
     - diluted                                            18,859          18,855        19,148      18,467       18,303


                                                                       December 31,
                                               -------------------------------------------------------------
                                                   2004       2003        2002         2001         2000
                                               -----------  ---------  -----------  -----------  -----------
BALANCE SHEET DATA:

Working capital (deficiency)                    $      962  $   4,085   $    6,319   $    8,476  $   (2,273)
Total assets                                    $   15,821  $  28,137   $   28,800   $   41,155  $   48,004
Lines of credit, current                        $    4,956  $   4,084   $        -   $       57  $    1,143
Lines of credit and other long-term debt(1)     $      218  $     270   $      383   $   13,287  $   10,093
Total stockholders' equity                      $    3,714  $  16,023   $   16,592   $   10,934  $   12,240



(1) Prior to 2003, the Company's lines of credit were charged to long-term liabilities (net of current portion).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------

        In the United States, the Company provides merchandising services to manufacturers and retailers principally in mass merchandiser, drug store, grocery, and other retail trade classes through its Domestic Merchandising Services Division. Internationally, the Company provides in-store merchandising services through a wholly owned subsidiary in Canada, 51% owned joint venture subsidiaries in Turkey, South Africa and India and a 50% owned joint venture in Japan. In December 2004, the Company established a 51% owned joint venture subsidiary in Romania. In February 2005, the Company established a 50% owned joint venture in China. In 2004, the Company consolidated Canada, Turkey, South Africa, India and Japan into the Company's financial statements. Romania did not have operations in 2004.

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

        SIM's results (including those of SPGI) were reclassified as discontinued operations for all periods presented. The results of operations of the discontinued business segment are shown separately below net income from continuing operations. Accordingly, the 2002 consolidated statements of operations of the Company have been prepared, and its 2001 and 2000 consolidated statement of operations have been restated, to report the results of discontinued operations of SIM (including those of SPGI) separately from the continuing operations of the Company (see Item 6 - Selected Financial Data, above).

Critical Accounting Policies & Estimates
----------------------------------------

        The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 2 to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, business combination accounting, and discontinued business accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Four critical accounting policies are consolidation of subsidiaries, revenue recognition, allowance for doubtful accounts and sales allowances, and internal use software development costs:

        Consolidation of subsidiaries

        The Company consolidates its 100% owned subsidiaries. The Company also consolidates its 51% owned joint venture subsidiaries and its 50% owned joint ventures where the Company is the primary beneficiary because the Company believes this presentation is fairer and more meaningful. Rule 3A-02 of Regulation S-X, Consolidated Financial Statements of the Registrant and its Subsidiaries, states that consolidated statements are presumed to be more meaningful, that majority owned subsidiaries (more than 50%) generally should be consolidated, and that circumstances may require consolidation of other subsidiaries to achieve a fairer presentation of its financial condition and results. In addition, the Company has determined that under Financial Accounting Standards Board Interpretation Number 46, as revised December 2003, Consolidation of Variable Interest Entities ("FIN 46(R)"), the Company is the primary beneficiary of its 51% owned joint venture subsidiaries and its 50% owned joint ventures, which accordingly requires consolidation of those entities into the Company's financial statements.

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

        Allowance for Doubtful Accounts and Sales Allowances

        The Company continually monitors the validity of its accounts receivable based upon current customer credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $761,000 and $515,000 at December 31, 2004 and 2003, respectively. The Company also recorded a reserve for sales allowances for potential customer credits of $448,000 at December 31, 2003. Bad debt and sales allowance expenses were $366,000, $825,000, and $262,000 in 2004, 2003, and 2002, respectively.

        Internal Use Software Development Costs

        In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include but are not limited to the cost to purchase software, write program code and payroll, related benefits and travel expenses for those employees who are directly involved with and who devote time to its software development projects. Capitalized software development costs are amortized over three years.

        The Company capitalized $559,000, $1,004,000, and $772,000 of costs related to software developed for internal use in 2004, 2003, and 2002, respectively.

        The Company also recorded a net impairment charge of capitalized software related to lost clients totaling approximately $442,000 in 2004.

Results of operations

        The following table sets forth selected financial data and such data as a percentage of net revenues for the periods indicated.


                                                          Year Ended                 Year Ended                Year Ended
                                                      December 31, 2004          December 31, 2003          December 31, 2002
                                                  --------------------------------------------------------------------------------
                                                                               (dollars in millions)
                                                     Dollars          %         Dollars          %         Dollars          %
                                                  --------------  -----------  -----------   -----------  -----------  -----------
Net revenues                                       $   51.4         100.0%      $   64.9       100.0%      $   69.6      100.0%
Cost of revenues                                       33.6          65.5           42.3        65.3           40.3       57.9
Selling, general & administrative expenses             20.2          39.4           21.0        32.3           18.8       27.0
Impairment charges                                      8.1          15.8              -           -              -          -
Depreciation & amortization                             1.4           2.7            1.5         2.3            1.8        2.6
Other (income) expenses, net                           (0.4)         (1.0)           0.5         0.8            0.4        0.6
                                                  --------------  -----------  -----------   -----------  -----------  -----------
(Loss) income before income tax provision             (11.5)        (22.4)          (0.4)       (0.7)           8.3       11.9
Provision for income taxes                              0.9           1.7            0.1         0.1            3.0        4.3
                                                  --------------  -----------  -----------   -----------  -----------  -----------
(Loss) income before minority interest                (12.4)        (24.1)%         (0.5)       (0.8)%          5.3        7.6%
Minority interest                                       0.1           0.2              -           -              -          -
                                                  --------------               -----------                -----------
Net (loss) income                                  $  (12.3)        (23.9)%     $   (0.5)       (0.8)%      $   5.3        7.6%
                                                  ==============               ===========                ===========

Results from  continuing  operations  for the twelve  months ended  December 31,
--------------------------------------------------------------------------------
2004, compared to twelve months ended December 31, 2003
-------------------------------------------------------

Net Revenues

        Net revenues from operations for the twelve months ended December 31, 2004, were $51.4 million, compared to $64.9 million for the twelve months ended December 31, 2003, a decrease of $13.5 million or 20.8%. The decrease of $13.5 million in net revenues consists of a decrease in domestic revenue of $21.1 million or 32.9% partially offset by increases in international revenue of $7.7 million. The decrease in domestic revenue is a result of the loss of several significant customers partially offset by revenue from new customers in 2004. The international revenue increase of $7.7 million was primarily a result of the South African acquisition, the Japan consolidation and a full year of Canadian operations.

Cost of Revenues

        Cost of revenues from operations consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues decreased by $8.7 million in 2004 and as a percentage of net revenues was 65.5% for the twelve months ended December 31, 2004, which was consistent with 65.3% for the twelve months ended December 31, 2003.
Approximately 87% and 85% of the field services were purchased from the Company's affiliate, SMS, in 2004 and 2003, respectively (see Item 13 - Certain Relationships and Related Transactions, below). SMS's increased share of field services resulted from its more favorable cost structure

Operating Expenses

        Operating expenses include selling, general and administrative expenses, impairment charges, depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated:


                                                 Year Ended                      Year Ended               Increase
                                              December 31, 2004               December 31, 2003          (decrease)
                                         ----------------------------   ------------------------------  -------------
                                                            (dollars in millions)
                                            Dollars           %            Dollars            %              %
                                         --------------  ------------   ---------------  -------------  -------------

Selling, general & administrative          $  20.2           39.4%         $ 21.0            32.3%         (3.6)%
Impairment charges                             8.1           15.8               -               -             -
Depreciation and amortization                  1.4            2.8             1.5             2.3          (8.5)%
                                         --------------  ------------   ---------------  -------------

Total operating expenses                   $  29.7           58.0%         $ 22.5            34.6%         32.3%
                                         ==============  ============   ===============  =============

        Selling, general and administrative expenses decreased by $0.8 million, or 3.6%, for the twelve months ended December 31, 2004, to $20.2 million compared to $21.0 million for the twelve months ended December 31, 2003. Domestic selling, general and administrative expenses totaled $16.7 million for 2004 and were reduced $3.3 million from $19.9 million in 2003. The reduction of 16.1% was a result of cost reduction programs initiated in 2004 as a result of the loss of certain large customers partially offset by restructure costs of $480,000 expensed in 2004 compared to no expense in 2003. Restructure costs included office lease and employee severance costs. The domestic cost reductions were partially offset by increases of $2.5 million in international selling, general and administrative expenses resulting from the consolidation of Japan, the acquisition of South Africa, and a full year of Canadian operations, as well as, the Turkey and India joint venture startups.

        Impairment charges were $8.1 million for 2004 (see Note 3 to the Financial Statements -Impairment Charges). Impairment charges resulting from the loss of certain large customers consisted of $7.6 million of goodwill impairment, $1.2 million for the impairment of other assets partially offset by the reduction of $1.4 million (net of taxes) of other liabilities related to the PIA Acquisition. In addition there was approximately $700,000 of goodwill impairment associated with the Canadian subsidiary.

        Depreciation and amortization charges of $1.4 million in 2004 was consistent with $1.5 million in 2003.

Other Income/Other Expense

        Other income was approximately $754,000 for 2004 versus other expense of $237,000 for 2003. In 2004, other income consisted of approximately $640,000 resulting from the release of specific reserves related to the refinancing of the SPGI notes and approximately $114,000 of foreign currency translation gains. In 2003, other expense consisted primarily of the Company's share of its 50% owned Japan joint venture losses accounted for on the equity method. In 2004, the Japan joint venture was consolidated into the Company's financial statements.

Interest Expense

        Interest expense totaled $220,000 for 2004 and was consistent with interest expense of $269,000 for 2003.

Income Taxes

        The provision for income taxes was $853,000 and $58,000 for 2004 and 2003, respectively. During 2004, as a result of the loss of several significant clients, current year losses and the lack of certainty of a return to profitability in the next twelve months, the Company recorded a full valuation allowance against its net deferred tax assets resulting in a charge totaling approximately $750,000. The 2004 tax provision of $853,000 consists of the valuation allowance and minimum state taxes of approximately $103,000. The tax provision for 2003 reflects minimum tax requirements for state filings.

Net (Loss) Income

        The SPAR Group had a net loss of approximately $12.3 million or $0.65 per basic and diluted share for 2004, compared to a net loss of approximately $539,000 or $0.03 per basic and diluted shares for 2003.

Off Balance Sheet Arrangements

None.

Results from  continuing  operations  for the twelve  months ended  December 31,
--------------------------------------------------------------------------------
2003, compared to twelve months ended December 31, 2002
-------------------------------------------------------


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

Operating Expenses

        Operating expenses include selling, general and administrative expenses as well as depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information systems, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for the time periods indicated:


                                                 Year Ended                      Year Ended               Increase
                                              December 31, 2003               December 31, 2002          (decrease)
                                         ----------------------------   ------------------------------  -------------
                                                            (dollars in millions)
                                            Dollars           %            Dollars            %              %
                                         --------------  ------------   ---------------  -------------  -------------

Selling, general & administrative          $  21.0           32.3%         $ 18.8            27.0%         12.0%
Depreciation and amortization                  1.5            2.3             1.8             2.6         (17.1)%
                                         --------------  ------------   ---------------  -------------

Total operating expenses                   $  22.5           34.6%         $ 20.6            29.6%          9.4%
                                         ==============  ============   ===============  =============

        Selling, general and administrative expenses increased by $2.2 million, or 12.0%, for the twelve months ended December 31, 2003, to $21.0 million compared to $18.8 million for the twelve months ended December 31, 2002. This increase was due primarily to increases in travel related expense of $0.4 million, postage and material expense of $0.6 million, stock option expense for non-employees of $0.4 million and increase in bad debt expense of $0.6 million.

        Depreciation and amortization decreased by $315,000 for the twelve months ended December 31, 2003, primarily due to older, higher priced assets becoming fully depreciated.

Interest Expense

        Interest expense decreased $94,000 to $269,000 for the twelve months ended December 31, 2003, from $363,000 for the twelve months ended December 31, 2002, due to decreased average debt levels as well as decreased interest rates in 2003.

Income Taxes

        The provision for income taxes was $58,000 and $3.0 million for the twelve months ended December 31, 2003 and December 31, 2002, respectively. The tax provision for 2003 reflects minimum tax requirements for state filings. The effective tax rate was 36.1% for 2002.

Net (Loss) Income

        The SPAR Group had a net loss of approximately $539,000 or $0.03 per basic and diluted share for the twelve months ended December 31, 2003, compared to a net income of approximately $5.3 million or $0.28 per basic and diluted shares for the twelve months ended December 31, 2002 because of the factors described above.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

        In 2004, the Company had a net loss of $12.3 million. Included in the net loss were non-cash charges of $8.1 million for impairment, $0.7 million for deferred tax asset valuation adjustments, $1.4 million for depreciation and $0.1 million for minority interests in losses of subsidiaries.

        Net cash provided by operating activities for 2004, was $1.4 million, compared with net cash provided by operations of $3.4 million for 2003. The decrease of $2.0 million in cash provided by operating activities is primarily due to net operating losses offset by decreases in deferred taxes and restructuring charges.

        Net cash used in investing activities for 2004, was $1.3 million, compared with net cash used of $2.9 million for 2003. The decrease in net cash used in investing activities resulted was a result of fewer acquisitions of new businesses and lower purchases of property and equipment in 2004.

        Net cash provided by financing activities for 2004, was $0.9 million, compared with net cash used in financing activities of $0.5 million for 2003. The increase in net cash provided by financing activities in 2004 was primarily a result of the consolidation of our Japan joint venture into the Company's financial statements in 2004.

        The above activity resulted in a change in cash and cash equivalents for 2004 of $0.9 million.

        At December 31, 2004, the Company had positive working capital of $1.0 million as compared to $4.1 million at December 31, 2003. The decrease in working capital is due to decreases in accounts receivable and deferred taxes, increases in accounts payable, customer deposits and lines of credit, partially offset by increases in cash and decreases in accrued expenses and other current liabilities, accrued expenses due to affiliates and restructuring charges. The Company's current ratio was 1.08 and 1.34 at December 31, 2004 and 2003, respectively.

        In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provided a $15.0 million revolving credit facility that matures on January 23, 2006. The Credit Facility allowed the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). On May 17, 2004, the Credit Facility was amended to among other things, reduce the revolving credit facility from $15.0 million to $10.0 million, change the interest rate and increase reserves against collateral. The amendment provides for interest to be charged at a rate based in part upon the earnings before interest, taxes, depreciation and amortization. The average interest rate for 2004 was 5.1%. At December 31, 2004, the Credit Facility bears interest at Webster's "Alternative Base Rate" plus 0.75% (a total of 6.0% per annum), or LIBOR plus 3.25%. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. In connection with the May 17, 2004, amendment, Mr. Robert Brown, a

Director, the Chairman, President and Chief Executive Officer and a major stockholder of theCompany and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provided personal guarantees totaling $1.0 million to Webster. On August 20, 2004, the Credit Facility was further amended in connection with the waiver of certain covenant violations (see below). The amendment, among other things, reduced the revolving credit facility from $10.0 million to $7.0 million, changed the covenant compliance testing for certain covenants from quarterly to monthly and reduced certain advance rates. On November 15, 2004, the Credit Facility was further amended to delete any required minimum Net Worth and minimum Fixed Charge Coverage Ratio covenant levels for the period ending December 31, 2004. The amendments did not change the future covenant levels. The Credit Facility also limits certain expenditures including, but not limited to, capital expenditures and other investments.

        The Company was in violation of certain monthly covenants at December 31, 2004, and expects to be in violation at future measurement dates. Webster issued a waiver for the December 31, 2004 covenant violations. However, there can be no assurances that Webster will issue such waivers in the future.

        Because of the requirement to maintain a lock box arrangement with Webster, Webster's ability to invoke a subjective acceleration clause at its discretion and the expected future covenant violations, borrowings under the Credit Facility are classified as current at December 31, 2004, and December 31, 2003, in accordance with EITF 95-22. Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

        The revolving loan balances outstanding under the Credit Facility were $4.1 million at December 31, 2004, and December 31, 2003. There were letters of credit outstanding under the Credit Facility of $0.7 million at December 31, 2004, and December 31, 2003. As of December 31, 2004, the Company had unused availability under the Credit Facility of $1.4 million out of the remaining maximum $2.2 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        In 2001, the Japanese joint venture SPAR FM Japan, Inc. entered into a revolving line of credit arrangement with Japanese banks for 300 million yen or $2.7 million (based upon the exchange rate at September 30, 2004). At September 30, 2004, SPAR FM Japan, Inc. had 100 million yen or approximately $900,000 loan balance outstanding under the line of credit. The line of credit is effectively guarantied by the Company and the joint venture partner, Paltac Corporation. The average interest rates on the borrowings under the Japanese line of credit for its short-term bank loans at September 30, 2004 and 2003 were 1.375% and 1.375% per annum, respectively.

        The Company's international model is to partner with local merchandising companies and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business. In 2001, the Company established its first joint venture and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa and India. The Company also announced the establishment of joint ventures in Romania and China.

        Certain of these joint ventures and joint venture subsidiaries are marginally profitable while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these joint ventures and joint venture subsidiaries.

        Management believes that based upon the results of Company's cost saving initiatives and the existing credit facilities, sources of cash availability will be sufficient to support ongoing operations over the next twelve months. However, delays in collection of receivables due from any of the Company's major clients, or a significant further reduction in business from such clients, or the inability to acquire new clients, or the Company's inability to remain profitable, or the inability to obtain bank waivers for future covenant violations could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

Certain Contractual Obligations

        The following table contains a summary of certain of the Company's contractual obligations by category as of December 31, 2004 (in thousands).

--------------------------------------------------------------------------------------------------------------------
              Contractual Obligations                                   Payments due by Period
--------------------------------------------------------------------------------------------------------------------
                                               Total       Less than 1    1-3 years      3-5 years    More than 5
                                                              year                                       years
--------------------------------------------------------------------------------------------------------------------
        Credit Facilities                      $ 4,956       $ 4,956       $     -       $     -     $        -
--------------------------------------------------------------------------------------------------------------------
        Operating Lease Obligations              1,468           776           651            41              -
--------------------------------------------------------------------------------------------------------------------
        Total                                  $ 6,424       $ 5,732         $ 651       $    41     $        -
--------------------------------------------------------------------------------------------------------------------

        In addition to the above table, at December 31, 2004, the Company had $737,337 in outstanding Letters of Credit.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

        The Company's accounting policies for financial instruments and disclosures relating to financial instruments require that the Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and lines of credit. The Company considers carrying amounts of current assets and liabilities in the consolidated financial statements to approximate the fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company monitors the risks associated with interest rates and financial instrument positions. The Company's investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

        The Company is exposed to market risk related to the variable interest rate on its lines of credit. As of December 31, 2004, the variable interest rate on the Company's lines of credit were 6.0% on its domestic line of credit and 1.4% on its Japanese line of credit.

        The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint ventures. In 2004, these exposures are primarily concentrated in the Canadian dollar, Japanese yen and South African rand. At December 31, 2004, international assets totaled $2.8 million and international liabilities totaled $3.8 million. For 2004, international revenues totaled $8.2 million and the Company's share of the net losses was approximately $500,000.

        Investment Portfolio

        The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. Domestically, excess cash is normally used to pay down its revolving line of credit. Internationally, excess cash is used to fund operations.

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

        The Company has established a plan and has begun to document and test its internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

Item 9B.  Other Information.

        In November 2004 and January 2005, the Company entered into separate operating lease agreements between SMS and the Company's wholly owned subsidiaries, SPAR Marketing Force, Inc. ("SMF") and SPAR Canada Company ("SPAR Canada"). Each lease has a 36 month term and has representations, covenants and defaults customary for the leasing industry. The leases are for handheld computers to be used by field merchandisers in the performance of various merchandising services in the United States and Canada (see Item 13 - Certain Relationships and Related Transactions).

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.


Directors and Executive Officers
--------------------------------

        The following table sets forth certain information in connection with each person who is or was at December 31, 2004, an executive officer and/or director for the Company.

Name                                 Age     Position with SPAR Group, Inc.
----                                 ---     ------------------------------

Robert G.  Brown.  . . . . . . .     62      Chairman, Chief Executive Officer,
                                             President and Director


William  H.  Bartels . . . . . .     61      Vice Chairman and Director
.. .

Robert O.  Aders  (1). . . . . .     77      Director, Chairman Governance
                                             Committee


Jack W.  Partridge (1) . . . . .     59      Director, Chairman Compensation
                                             Committee


Jerry B.  Gilbert  (1) . . . . .     70      Director


Lorrence  T.  Kellar (1) . . . .     67      Director, Chairman Audit Committee


Charles Cimitile.  . . . . . . .     50      Chief Financial Officer, Treasurer
                                             and Secretary

Kori G. Belzer . . . . . . . . .     39      Chief Operating Officer

Patricia Franco. . . . . . . . .     44      Chief Information Officer

James R. Segreto . . . . . . . .     56      Vice President, Controller
__________________________
(1) Member of the Board's Governance, Compensation and Audit Committees


        Robert G. Brown serves as the Chairman, Chief Executive Officer, President and a Director of SGRP and has held such positions since July 8, 1999, the effective date of the merger of the SPAR Marketing Companies with PIA Merchandising Services, Inc. (the "Merger"). Mr. Brown served as the Chairman, President and Chief Executive Officer of the SPAR Marketing Companies (SPAR/Burgoyne Retail Services, Inc. ("SBRS") since 1994, SPAR, Inc. ("SINC") since 1979, SPAR Marketing, Inc. ("SMNEV") since November 1993, and SPAR Marketing Force, Inc. ("SMF") since 1996).

        William H. Bartels serves as the Vice Chairman and a Director of SGRP and has held such positions since July 8, 1999 (the effective date of the Merger). Mr. Bartels served as the Vice Chairman, Secretary, Treasurer and Senior Vice President of the SPAR Marketing Companies (SBRS since 1994, SINC since 1979, SMNEV since November 1993 and SMF since 1996).

        Robert O. Aders serves as a Director of SGRP and has done so since July 8, 1999. He has served as the Chairman of the Governance Committee since May 9, 2003. Mr. Aders has served as Chairman of The Advisory Board, Inc., an international consulting organization since 1993, and also as President Emeritus of the Food Marketing Institute ("FMI") since 1993. Immediately prior to his election to the Presidency of FMI in 1976, Mr. Aders was Acting Secretary of Labor in the Ford Administration. Mr. Aders was the Chief Executive Officer of FMI from 1976 to 1993. He also served in The Kroger Co., in various executive positions from 1957 to 1974 and was Chairman of the Board from 1970 to 1974. Mr. Aders also serves as a Director of Checkpoint Systems, Inc., Sure Beam Corporation and Telepanel Systems, Inc.

        Jack W. Partridge serves as a Director of SGRP and has done so since January 29, 2001. He has served as the Chairman of the Compensation Committee of SGRP since May 9, 2003. Mr. Partridge is President of Jack W. Partridge & Associates. He previously served as Vice Chairman of the Board of The Grand Union Company from 1998 to 2000. Mr. Partridge's service with Grand Union followed a distinguished 23-year career with The Kroger Company, where he served as Group Vice President, Corporate Affairs, and as a member of the Senior Executive Committee, as well as various other executive positions. Mr. Partridge has been a leader in industry and community affairs for over two decades. He has served as Chairman of the Food Marketing Institute's Government Relations Committee, the Food and Agriculture Policy Task Force, and as Chairman of the Board of The Ohio Retail Association. He has also served as Vice Chairman of the Cincinnati Museum Center and a member of the boards of the United Way of Cincinnati, the Childhood Trust, Second Harvest and the Urban League.

        Jerry B. Gilbert serves as a Director of SGRP and has done so since June 4, 2001. Mr. Gilbert served as Vice President of Customer Relations for Johnson & Johnson's Consumer and Personal Care Group of Companies from 1989 to 1997. Mr. Gilbert joined Johnson & Johnson in 1958 and from 1958 to 1989 held various executive positions. Mr. Gilbert also served on the Advisory Boards of the Food Marketing Institute, the National Association of Chain Drug Stores and the General Merchandise Distributors Council (GMDC) where he was elected the first President of the GMDC Educational Foundation. He was honored with lifetime achievement awards from GMDC, Chain Drug Review, Drug Store News and the Food Marketing Institute. He is the recipient of the prestigious National Association of Chain Drug Stores (NACDS) Begley Award, as well as the National Wholesale Druggists Association (NWDA) Tim Barry Award. In June 1997, Mr. Gilbert received an Honorary Doctor of Letters Degree from Long Island University.

        Lorrence T. Kellar serves as a Director and the Chairman of the Audit Committee of SGRP and has done so since April 2, 2003. Mr. Kellar had a 31-year career with The Kroger Co., where he served in various financial capacities, including Group Vice President for real estate and finance, and earlier, as Corporate Treasurer. He was responsible for all of Kroger's real estate activities, as well as facility engineering, which coordinated all store openings and remodels. Mr. Kellar subsequently served as Vice President, real estate, for Kmart. He currently is Vice President of Continental Properties Company, Inc. Mr. Kellar also serves on the boards of Frisch's Restaurants and Multi-Color Corporation and is a trustee of the Acadia Realty Trust. He also is a major patron of the arts and has served as Chairman of the Board of the Cincinnati Ballet.

         Charles Cimitile serves as the Chief Financial Officer, Secretary and Treasurer of SGRP and has done so since November 24, 1999. Mr. Cimitile served as Chief Financial Officer for GT Bicycles from 1996 to 1999 and Cruise Phone, Inc. from 1995 through 1996. Prior to 1995, he served as the Vice President Finance, Secretary and Treasurer of American Recreation Company Holdings, Inc. and its predecessor company.

         Kori G. Belzer serves as the Chief Operating Officer of SGRP and has done so since January 1, 2004. Ms. Belzer also serves as Chief Operating Officer of SPAR Management Services, Inc. ("SMSI"), and SPAR Marketing Services, Inc. ("SMS"), each an affiliate of SGRP (see Item 13 - Certain Relationships and Related Transactions, below), and has done so since 2000. The Audit Committee determined that Ms. Belzer also served during 2003 as the de facto chief operating officer of SGRP through her position as Chief Operating Officer of SMSI and SMS. Prior to 2000, Ms. Belzer served as Vice President Operations of SMS from 1997 to 2000, and as Regional Director of SMS from 1995 to 1997. Prior to 1995, she served as Client Services Manager for SPAR/Servco, Inc.

        Patricia Franco serves as the Chief Information Officer of SGRP and President of the SPAR International Merchandising Services Division and has done so since January 1, 2004. Ms. Franco also serves as Senior Vice President of SPAR Infotech, Inc. ("SIT"), an affiliate of SGRP (see Item 13 - Certain Relationships and Related Transactions, below), and has done so since January 1, 2003. The Audit Committee determined that Ms. Franco also served during 2003 as the de facto chief information officer of SGRP as well as, the de facto President of the SPAR International Merchandising Services Division, through her position as Senior Vice President of SIT. Prior to 2003, Ms. Franco served in various management capacities with SIT, SMS and their affiliates.

        James R. Segreto serves as Vice President, Controller of SGRP and has done so since July 8, 1999, the effective date of the Merger. From 1997 through the Merger, he served in the same capacity for SMS. Mr. Segreto served as Chief Financial Officer for Supermarket Communications Systems, Inc. from 1992 to 1997 and LM Capital, LLP from 1990 to 1992. Prior to 1992, he served as Controller of Dorman Roth Foods, Inc.

Audit Committee Composition and Financial Expert

        The Audit Committee currently consists of Messrs. Kellar (its Chairman), Aders, Gilbert and Partridge, each of whom has been determined by the Governance Committee and the Board to meet the independence requirements for audit committee  members  under  Nasdaq  Rule  4200(a)(14).  In  connection  with  his re-nomination as a Director, the Governance Committee and the Board re-determined that Mr. Kellar was qualified to be the "audit committee financial expert" as required by applicable law and the SEC Rules.

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

        Based solely on its review of the copies of such forms received by it for the year ended December 31, 2004, or written representations from certain reporting persons for such year, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for such year, with the exception that Robert G. Brown, William H. Bartels, Jack W. Partridge and Robert
O. Aders untimely filed certain Statements of Changes in Beneficial Ownership on Form 4. Kori Belzer and Patricia Franco became filers in March of 2004. All such
Section 16(a) filing requirements have since been completed by each of the aforementioned individuals.

Ethics Codes

        The Company has adopted codes of ethical conduct applicable to all of its directors, officers and employees, as approved and recommended by the Audit Committee and Governance Committee and adopted by the Board on May 3, 2004, in accordance with Nasdaq Rules. These codes of conduct consist of: (1) the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Dated (as of) May 1, 2004; and (2) the SPAR Group Statement of Policy Regarding Personal Securities Transaction in SGRP Stock and Non-Public Information Dated, Amended and Restated as of May 1, 2004, which amends, restates and completely replaces its existing similar statement of policy. Both Committees were involved because authority over ethics codes shifted from the Audit Committee to the Governance Committee with the adoption of the committee charters on May 18, 2004. Copies of these codes and policies are posted and available to stockholders and the public on the Company's web site (www.SPARinc.com).

Item 11.   Executive Compensation and Other Information of SPAR Group, Inc.


Executive Compensation
----------------------

        The following table sets forth all compensation received for services rendered to the Company in all capacities for the years ended December 31, 2004, 2003, and 2002 (except for amounts paid to SMS, SMSI and SIT, see Item 13 - Certain Relationships and Related Transactions, below) (i) by the Company's Chief Executive Officer, and (ii) each of the other four most highly compensated executive officers of the Company and its affiliates who were serving as executive officers of the Company or performing equivalent functions for the Company through an affiliate, at December 31, 2004 (collectively, the "Named Executive Officers").

Summary Compensation Table

                                                                                                             Long Term
                                                                         Annual Compensation            Compensation Awards
                                                                         -------------------            -------------------
                                                                                                     Securities
                                                                                                     Underlying      All Other
                                                                                                      Options      Compensation
Name and Principal Positions                               Year           Salary ($)    Bonus ($)      (#)(1)         ($)(2)
----------------------------                               ----           ----------    ---------      ------         ------

Robert G. Brown                                            2004           114,000 (3)         --             --          1,800
     Chief  Executive  Officer,  Chairman  of the          2003           180,000 (3)         --             --          2,200
     Board, President, and Director                        2002           164,340 (3)         --             --          2,040

William H. Bartels                                         2004           114,000 (3)         --             --          1,620
     Vice Chairman and Director                            2003           180,000 (3)         --             --          2,007
                                                           2002           164,340 (3)         --             --          2,040

Charles Cimitile                                           2004           220,000             --         25,000          1,800
     Chief Financial Officer,  Treasurer and               2003           221,700         20,000         20,000          2,200
     Secretary                                             2002           215,564         15,000         20,000          2,040

Kori G. Belzer                                             2004           147,990             --         25,000          1,495
     Chief Operating Officer                               2003           147,067         19,000         26,750          1,843


Patricia Franco                                            2004           147,900         10,000         25,000          1,493
     Chief Information Officer                             2003           145,875         20,000         37,500          1,718

________________________

(1) In June 2004, Mr. Brown and Mr. Bartels voluntarily surrendered for cancellation their options for the purchase of the following shares of common stock under the 2000 Plan: 382,986 and 235,996, respectively.

     In September 2004, Mr. Cimitile, Ms. Belzer and Ms. Franco voluntarily surrendered for cancellation their options for the purchase of the following shares of common stock under the 2000 Plan: 55,000, 76,140 and 87,500 respectively. Also in September 2004, Ms. Franco voluntarily surrendered for cancellation her options for the purchase 10,000 shares of common stock under the 1995 Plan.
(2)  Other compensation represents the Company's 401k contribution.
(3) Does not include amounts paid to SMS, SMSI, SIT and Affinity Insurance Ltd. (see Item 13 - Certain Relationships and Related Transactions, below)

Stock Option Grants in Last Fiscal Year

        The following table sets forth information regarding each grant of stock options made during the year ended December 31, 2004, to each of the Named Executive Officers. No stock appreciation rights ("SAR's") were granted during such period to such person.

                                         Individual Grants
                     ----------------------------------------------------------
                        Number of      Percent of
                       Securities     Total Options
                       Underlying      Granted to                                Potential Realizable Value at
                         Options      Employees in    Exercise     Expiration    Assumed Annual Rates of Stock
Name                  Granted(2)(#)    Period (%)    Price ($/Sh)    Date        Price Appreciation for Option(1)
----                 ------------------------------------------------------------------------------------------
                                                                                   5% ($)          10% ($)
                     ------------------------------------------------------------------------------------------

Charles Cimitile         25,000            16.1         2.39        3/31/14        37,596         95,226

Kori G. Belzer           25,000            16.1         2.39        3/31/14        37,596         95,226

Patricia Franco          25,000            16.1         2.39        3/31/14        37,596         95,226

____________

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


Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        The following table sets forth the number of shares of Common Stock of the Company purchased by each of the Named Executive Officers in the exercise of stock options during the year ended December 31, 2004, the value realized in the purchase of such shares (the market value at the time of exercise less the exercise price to purchase such shares), and the number of shares that may be purchased and value of the exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 2004.

                                                                Number of Securities Underlying        Value of Unexercised
                                                                 Unexercised Options at Fiscal    In-the-Money Options at Fiscal
                                                                         Year-End (#)                       Year-End ($)
                                                               ---------------------------------- --------------------------------
                           Shares Acquired        Value
Name                       on Exercise (#)     Realized ($)      Exercisable      Unexercisable    Exercisable     Unexercisable
----                       -----------------  ---------------  ----------------  ---------------- --------------  ----------------

Robert G. Brown                      --                 --               --              95,746             --              --
William H. Bartels                   --                 --               --              58,999             --              --
Charles Cimitile                     --                 --           25,000              85,000         10,625              --
Kori G. Belzer                       --                 --           11,500              94,500          4,513              88
Patricia Franco                      --                 --           11,500              79,500          4,513              88


Stock Option and Purchase Plans

        The Company has four stock option plans: the Amended and Restated 1995 Stock Option Plan ("1995 Plan"), the 1995 Director's Plan ("Director's Plan"), the Special Purpose Stock Option Plan (the "Special Purpose Plan"), and the 2000 Stock Option Plan ("2000 Plan").

        The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specific employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of the Company's common stock. The options had a term of ten years from the date of issuance, except in the case of incentive stock options granted to greater than 10% stockholders for which the term was five years. The exercise price of nonqualified stock options must have been equal to at least 85% of the fair market value of the Company's common stock at the date of grant. Since 2000, the Company has not granted any new options under this plan. During 2004, 1,500 options to purchase shares of the Company's common stock were exercised and options to purchase 26,625 shares of the Company's stock were cancelled under this plan. At December 31, 2004, options to purchase 15,125 shares of the Company's common stock remain outstanding under this plan. The 1995 Plan was superseded by the 2000 Plan with respect to all new options issued.

        The Director's Plan was a stock option plan for non-employee directors and provided for the purchase of up to 120,000 shares of the Company's common stock. Since 2000, the Company has not granted any new options under this plan. During 2004, no options to purchase shares of the Company's common stock were exercised under this plan. At December 31, 2004, 20,000 options to purchase shares of the Company's common stock remained outstanding under this plan. The Director's Plan has been replaced by the 2000 Plan with respect to all new options issued.

        On July 8, 1999, in connection with the merger, the Company established the Special Purpose Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were 134,114 options granted at $0.01 per share. Since July 8, 1999, the Company has not granted any new options under this plan. During 2004, 21,000 options to purchase shares of the Company's common stock were exercised under this plan. At December 31, 2004, options to purchase 4,750 shares of the Company's common stock remain outstanding under this plan.

        On December 4, 2000, the Company adopted the 2000 Plan, as the successor to the 1995 Plan and the Director's Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000 under the 1995 Plan). The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for whom the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant (although typically the options are issued at 100% of the fair market value), and the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. During 2004, options to purchase 476,417 shares of the Company's common stock were granted, options to purchase 53,302 shares of the Company's common stock were exercised and options to purchase 1,345,542 shares of the Company's stock were voluntarily surrendered and cancelled under this plan. At December 31, 2004, options to purchase 1,251,383 shares of the Company's common stock remain outstanding under this plan and options to purchase 1,618,719 shares of the Company's common stock were available for grant under this plan.

        In 2001, SGRP adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaced its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company, and the CSP Plan allows employees of the affiliates of the Company (see Item 13 - Certain Relationships and Related Transactions, below), to purchase SGRP's Common Stock from SGRP without having to pay any brokerage commissions. On August 8, 2002, SGRP's Board approved a 15% discount for employee purchases of Common Stock under the ESP Plan and recommended that its affiliates pay a 15% cash bonus for affiliate consultant purchases of Common Stock under the CSP Plan.

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

        In January 2001, SGRP adopted the Director Compensation Plan for its outside Directors, as approved by the Board, as amended (the "Directors Compensation Plan"). SGRP's Compensation Committee administers the Directors Compensation Plan as well as the compensation for SGRP's executives.

        Under the Directors Compensation Plan, each member of SGRP's Board who is not otherwise an employee or officer of SGRP or any subsidiary or affiliate of SGRP (each, a "Non-Employee Director") is eligible to receive director's fees of $30,000 per annum (plus an additional $5,000 per annum for the Audit Committee Chairman), payable quarterly. Each quarterly installment of such director's fees ($7,500 plus an additional $1,250 for the Audit Committee Chairman) is paid half in cash and half in stock options to purchase shares of SGRP's common stock. Prior to May 2004, SGRP issued such stock options with an exercise price of $0.01 per share. The number of option shares issued was calculated by dividing the amount of compensation to be paid in stock options by the closing stock price at the end of each quarter. In May 2004, the Compensation Committee approved and recommended and the Board adopted a change in this policy to instead issue such stock options for the purchase of common stock with an exercise price equal to 100% of the fair market value of SGRP's common stock at the end of each quarter. The number of option shares to be issued will be equal to three times the quotient of the amount of compensation to be paid in stock options divided by the closing stock price at the end of each quarter. The Compensation Committee and the Board determined that this revised policy more fairly compensated the Non-Employee Directors.

        In addition upon acceptance of the directorship, each Non-Employee Director receives options to purchase 10,000 shares of SGRP's common stock with an exercise price equal to 100% of the fair market value of SGRP's common stock at the date of grant, options to purchase 10,000 additional shares of SGRP's common stock with an exercise price equal to 100% of the fair market value of SGRP's common stock at the date of grant after one year of service and options to purchase 10,000 additional shares of SGRP's common stock with an exercise price equal to 100% of the fair market value of SGRP's common stock at the date of grant for each additional year of service thereafter.

        All of those options to Non-Employee Directors have been and will be granted under the 2000 Plan described above, under which each member of the Board is eligible to participate. Non-Employee Directors will be reimbursed for all reasonable expenses incurred during the course of their duties. There is no additional compensation for committee participation, phone meetings, or other Board activities.

Severance Agreements

        The Company has entered into a Change of Control Severance Agreement with each of Patricia Franco, the Company's Chief Information Officer, and Kori
G. Belzer, the Company's Chief Operating Officer, each providing for a lump sum severance payment and other accommodations from the Company to the employee under certain circumstances if, pending or following a change in control, the employee leaves for good reason or is terminated other than in a termination for cause. The payment is equal to the sum of the employee's monthly salary times a multiple equal to 24 months less the number of months by which the termination of employment followed the change in control plus the maximum bonus that would have been paid to the employee (not to exceed 25% of the employee's annual salary).

Compensation Committee Interlocks and Insider Participation

        No member of the Board's Compensation Committee was at any time during the year ended December 31, 2004, or at any other time an officer or employee of the Company. No executive officer or board member of the Company serves as a member of the board of directors or compensation committee of any other entity, that has one or more executive officers serving as a member of the Company's Board or Compensation Committee, except for the positions of Messrs. Brown and Bartels as directors and officers of the Company (including each of its subsidiaries) and each of its affiliates, including SMS, SMSI and SIT (see Item 13 - Certain Relationships and Related Transactions, below).

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners of the Company

        The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 15, 2005 by: (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company's common stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers in the Summary Compensation Table; and (iv) the Company's directors and such Named Executive Officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                                    Number of Shares
               Title of Class            Name and Address of Beneficial Owner      Beneficially Owned   Percentage

        Common Shares                Robert G. Brown (1)                               8,622,407 (2)       45.5%
        Common Shares                William H. Bartels (1)                            5,549,842 (3)       29.4%
        Common Shares                Robert O. Aders (1)                                 134,543 (4)         *
        Common Shares                Jack W. Partridge (1)                                78,633 (5)         *
        Common Shares                Jerry B. Gilbert (1)                                 71,974 (6)         *
        Common Shares                Lorrence T. Kellar (1)                               68,602 (7)         *
        Common Shares                Charles Cimitile (1)                                107,500 (8)         *
        Common Shares                Kori G. Belzer (1)                                   97,951 (9)         *
        Common Shares                Patricia Franco (1)                                 141,998 (10)        *
        Common Shares                Richard J. Riordan (11)
                                     300 South Grand Avenue, Suite 2900
                                     Los Angeles, California 90071                     1,209,922            6.4%
        Common Shares                Heartland Advisors, Inc. (12)
                                     790 North Milwaukee Street
                                     Milwaukee, Wisconsin 53202                        1,300,000            6.9%
        Common Shares                Executive Officers and Directors                 14,873,450           79.0%

* Less than 1%

(1) The address of such owners is c/o SPAR Group, Inc. 580 White Plains Road, Tarrytown, New York 10591.
(2) Includes 1,800,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James R. Brown, Sr. and William H. Bartels are trustees. Includes 95,747 shares issuable upon exercise of options.
(3) Excludes 1,800,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James R. Brown, Sr. and William H. Bartels are trustees, beneficial ownership of which are disclaimed by Mr. Bartels. Includes 58,999 shares issuable upon exercise of options.
(4)      Includes 62,889 shares issuable upon exercise of options.
(5)      Includes 67,665 shares issuable upon exercise of options.
(6)      Includes 71,974 shares issuable upon exercise of options.
(7)      Includes 62,454 shares issuable upon exercise of options.
(8)      Includes 107,500 shares issuable upon exercise of options.
(9)      Includes 96,000 shares issuable upon exercise of options.
(10)     Includes 88,500 shares issuable upon exercise of options.
(11) Share ownership was confirmed with the Company's stock transfer agent and the principal.
(12) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G (Amendment No. 9), filed by Heartland Advisors, Inc. with the Securities and Exchange Commission on December 31, 2004.

Equity Compensation Plans

        The following table contains a summary of the number of shares of Common Stock of the Company to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2004, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the plans as at December 31, 2004.

                                                      Equity Compensation Plan Information
    ----------------------------- -------------------------- ------------------------- -------------------------
                                   Number of securities to       Weighted average        Number of securities
                                   be issued upon exercise      exercise price of      remaining available for
                                   of outstanding options,     outstanding options,       future issuance of
                                   warrants and rights (#)   warrants and rights ($)    options, warrants and
           Plan category                                                                      rights (#)
    ----------------------------- -------------------------- ------------------------- -------------------------

    Equity compensation plans             1,291,258                     $1.66                 1,618,719
    approved by security
    holders
    ----------------------------- -------------------------- ------------------------- -------------------------
    Equity compensation plans
    not approved by security
    holders                                      --                        --                        --
    ----------------------------- -------------------------- ------------------------- -------------------------
    Total                                 1,291,258                     $1.66                 1,618,719
    ----------------------------- -------------------------- ------------------------- -------------------------

Item 13.   Certain Relationships and Related Transactions.

        Mr. Robert G. Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of the Company, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), and SPAR Infotech, Inc. ("SIT").

        SMS  and  SMSI  provided   approximately  99%  of  the  Company's  field
representatives (through its independent contractor field force) and approximately 92% of the Company's field management at a total cost of approximately $24.0 million, $36.0 million, and $30.5 million for 2004, 2003, and 2002, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS's field force of approximately 6,300 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides approximately 50 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs, except that for 2004 SMSI agreed to concessions that reduced the premium paid by approximately $640,000 for 2004. Total net premiums (4% of SMS and SMSI costs less 2004 concessions) paid to SMS and SMSI for services rendered were approximately $320,000, $1,350,000, and $1,100,000 for 2004, 2003, and 2002,
respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations, Messrs. Brown and Bartels benefit from any income of such companies allocated to them.

        SIT provided substantially all of the Internet computer programming services to the Company at a total cost of approximately $1,170,000, $1,610,000, and $1,630,000 for 2004, 2003, and 2002, respectively. SIT provided approximately 34,000, 47,000, and 46,000 hours of Internet computer programming services to the Company for 2004, 2003, and 2002, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $34.71, $34.24, and $35.10 for 2004, 2003, and 2002, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for 2004. However, since SIT is a "Subchapter S" corporation, Messrs. Brown and Bartels benefit from any income of such company allocated to them.

        In November 2004 and January 2005, the Company entered into separate operating lease agreements between SMS and the Company's wholly owned subsidiaries, SPAR Marketing Force, Inc. ("SMF") and SPAR Canada Company ("SPAR Canada"). Each lease has a 36 month term and has representations, covenants and defaults customary for the leasing industry. The SMF lease has a monthly payment of $20,318 and is for handheld computers to be used by field merchandisers in the performance of various merchandising services in the United States. These handheld computers had an original purchase price of $632,200. The SPAR Canada lease has a monthly payment of $3,326 and is for handheld computers to be used by field merchandisers in the performance of various merchandising services in Canada. These handheld computers had an original purchase price of $105,000.

        The Company's agreements with SMS, SMSI and SIT are periodically reviewed by the Company's Audit Committee, which includes an examination of the overall fairness of the arrangements. In February 2004, the Audit Committee approved separate amended and restated agreements with each of SMS, SMSI and SIT, effective as of January 1, 2004. The restated agreements extend the contract maturities for four years, strengthened various contractual provisions in each agreement and continued the basic economic terms of the existing agreements, except that the restated agreement with SMSI provides for temporary concessions to the Company by SMSI totalling approximately $640,000 for 2004.

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

        Messrs. Brown and Bartels also collectively own, through SMSI, a minority (less than 5%) equity interest in Affinity Insurance Ltd., which provides certain insurance to the Company.

        In  April  2003,   all  previously   outstanding   amounts  due  certain
stockholders under certain notes were paid in full.

        In the event of any material dispute in the business relationships between the Company and SMS, SMSI, or SIT, it is possible that Messrs. Brown or Bartels may have one or more conflicts of interest with respect to these relationships and such dispute could have a material adverse effect on the Company.

Item 14. Principal Accountant Fees and Services.

        On  October  4,  2004,  Ernst  &  Young  LLP  ("E&Y")  resigned  as  the independent registered public accounting firm for the Company and its subsidiaries. The resignation was effective upon completion of E&Y's review of the interim financial information for the Company's third fiscal quarter ended September 30, 2004, and the filing of the Company's quarterly report on Form 10-Q for such period.

        In January 2005, the Company, with the approval of the Company's Audit Committee, appointed Rehmann Robson ("Rehmann") as its independent registered public accounting firm to audit the financial statements of the Company for its year ending December 31, 2004.

        The Company and its subsidiaries did not engage Rehmann or E&Y to provide advice regarding financial information systems design or implementation, but did engage E&Y for tax consulting services related to the PHI/SPGI ESOP in 2003 (for which E&Y was paid $3,778), due diligence services for the IMS acquisition during 2003 (for which E&Y was paid $14,334) and for tax services in 2003 (for which E&Y was paid $2,295). No other non-audit services were performed by Rehmann or E&Y in 2004 or 2003. Since 2003, as required by law, each non-audit service performed by the Company's auditor either (i) was approved in advance on a case-by-case basis by the Company's Audit Committee, or (ii) fit within a pre-approved "basket" of non-audit services of limited amount, scope and duration established in advance by the Company's Audit Committee. In connection with the standards for independence of the Company's independent public accountants promulgated by the Securities and Exchange Commission, the Audit Committee considers (among other things) whether the provision of such non-audit services would be compatible with maintaining the independence of Rehmann or E&Y.

Audit Fees

        During the Company's fiscal year ended December 31, 2004 and 2003, respectively, fees billed by E&Y for all audit services rendered to the Company and its subsidiaries were $100,203 and $179,362, respectively. Audit services principally include fees for the Company's audits and 10-Q filing reviews. Since 2003, as required by law, the choice of the Company's auditor and the audit services to be performed by it have been approved in advance by the Company's Audit Committee.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Index to Financial Statements filed as part of this report:

       Reports of Independent Registered Public Accounting Firms
                                                  - Rehmann Robson.         F-1

                                                  - Ernst & Young LLP.      F-2

       Consolidated Balance Sheets as of December 31, 2004, and
        December 31, 2003.                                                  F-3

       Consolidated Statements of Operations for the years ended
       December 31, 2004, December 31, 2003, and December 31, 2002.         F-4

       Consolidated Statements of Stockholders' Equity for the years
       ended December 31, 2004, December 31, 2003, and December 31, 2002.   F-5

       Consolidated Statements of Cash Flows for the years ended
       December 31, 2004, December 31, 2003, and December 31, 2002.         F-6

       Notes to Financial Statements.                                       F-7

2.     Financial Statement Schedules.

       Schedule II - Valuation and Qualifying Accounts for the three
        years ended December 31, 2004.                                      F-30

3.     Exhibits.

        Exhibit
        Number            Description
        ------            -----------

         3.1 Certificate of Incorporation of SPAR Group, Inc. (referred to therein under its former name PIA), as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-80429), as filed with the Securities and Exchange Commission ("SEC") on December 14, 1995 (the "Form S-1")), and the Certificate of Amendment filed with the Secretary of State of the State of Delaware on July 8, 1999 (which, among other things, changes the Company's name to SPAR Group, Inc.) (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the 3rd Quarter ended September 30,
                  1999).

         3.2 Amended and Restated By-Laws of SPAR Group, Inc. adopted on May 18, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed on May 27, 2004).

         3.3 Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., adopted May 18, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed on May 27, 2004).

         3.4      Charter  of  the  Compensation   Committee  of  the  Board  of
                  Directors  of  SPAR  Group,  Inc.  adopted  on  May  18,  2004
                  (incorporated by reference to the Company's report on Form 8-K, as filed on May 27, 2004).

         3.5 Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc. adopted on May 18, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed on May 27, 2004).

         3.6 SPAR Group, Inc. Statement of Policy Respecting Stockholder Communications with Directors, adopted on May 18, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed on May 27, 2004).

         3.7 SPAR Group, Inc. Statement of Policy Regarding Director Qualifications and Nominations, adopted on May 18, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed on May 27, 2004).

         4.1 Registration Rights Agreement entered into as of January 21, 1992, by and between RVM Holding Corporation, RVM/PIA, a California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverine (incorporated by reference to the Form S-1).

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

         10.4 Amended and Restated Field Service Agreement dated and effective as of January 1, 2004, by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004, as filed on May 21,
                  2004).

         10.5 Amended and Restated Field Management Agreement dated and effective as of January 1, 2004, by and between SPAR Management Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004, as filed on May 21, 2004).

         10.6 Amended and Restated Programming and Support Agreement dated and effective as of January 1, 2004, by and between SPAR InfoTech, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004, as filed on May 21,
                  2004).

         10.7 Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc., and SPAR Trademarks, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2002).

         10.8 Trademark License Agreement dated as of July 8, 1999, by and between SPAR Infotech, Inc., and SPAR Trademarks, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2002).

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

         10.12 Promissory Note in the principal amount of $764,271.00 by STIMULYS, Inc., in favor of SPAR Incentive Marketing, Inc., dated as of September 10, 2004, as filed herewith.

         10.13 Payoff and Release Letter by and between STIMULYS, Inc., and SPAR Incentive Marketing, Inc., dated as of September 10, 2004, as filed herewith.

         10.14 Sales Proceeds Agreement by and between STIMULYS, Inc. and SPAR Incentive Marketing, Inc., dated as of September 10, 2004, as filed herewith.

         10.15 Third Amended and Restated Revolving Credit and Security Agreement by and among Whitehall Business Credit Corporation (the "Lender") with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR
                  Marketing,   Inc.  (DE),  SPAR  Marketing,   Inc.  (NV),  SPAR
                  Acquisition, Inc., SPAR Group International, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and Pivotal Sales Company (collectively, the "Existing Borrowers"), dated as of January 24, 2003 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2002).

         10.16 Waiver And Amendment No. 3 To Third Amended And Restated Revolving Credit And Security Agreement entered into as of March 26, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed on May 26, 2004).

         10.17 Joinder, Waiver And Amendment No. 4 To Third Amended And Restated Revolving Credit And Security Agreement entered into as of May 17, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed on May 26, 2004).

         10.18 Waiver and Amendment to Third Amended and Restated Revolving Credit and Security Agreement by and among the Lender and the Borrowers dated as of January 2004 (incorporated by reference to the Company's report on Form 10-K/A for the year ended December 31, 2003, as filed on June 28, 2004).

         10.19 Waiver and Amendment No. 5 to Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 20, 2004 (incorporated by reference to the Company's quarterly report of the quarter ended June 30, 2004, as filed on August 23, 2004).

         10.20 Waiver and Amendment No. 6 to Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of November 12, 2004 (incorporated by reference to the Company's quarterly report for the quarter ended September 30, 2004, filed November 17, 2004).

         10.21 Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of March 31, 2004, as filed herewith.

         10.22 Consent, Joinder, Release and Amendment Agreement dated as of October 31, 2003, by and among the Lender, the Existing Borrowers and SPAR All Store Marketing, Inc., as a Borrower (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2003).

         10.23 Change in Control Severance Agreement between Kori Belzer and SPAR Group, Inc., dated as of August 12, 2004 (incorporated by reference to the Company's quarterly report of the quarter ended June 30, 2004, as filed on August 23, 2004).

         10.24 Change in Control Severance Agreement between Patricia Franco and SPAR Group, Inc., dated as of August 12, 2004 (incorporated by reference to the Company's quarterly report of the quarter ended June 30, 2004, as filed on August 23,
                  2004).

         10.25 Master Lease Agreement by and between SPAR Marketing Services, Inc. and SPAR Marketing Force, Inc. dated as of November 2004 relating to lease of handheld computer equipment, as filed herewith.

         10.26 Master Lease Agreement by and between SPAR Marketing Services, Inc. and SPAR Canada Company dated as of January 2005 relating to lease of handheld computer equipment, as filed herewith.

         10.27 Joint Venture Agreement dated as of March 26, 2004, by and between Solutions Integrated Marketing Services Ltd. and SPAR Group International, Inc. as filed herewith.

         10.28 Joint Venture Shareholders Agreement between Friedshelf 401 (Proprietary) Limited, SPAR Group International, Inc., Derek O'Brien, Brian Mason, SMD Meridian CC, Meridian Sales & Mnrechandisign (Western Cape) CC, Retail Consumer Marketing CC, Merhold Holding Trust in respect of SGRP Meridian
                  (Proprietary) Limited, dated as of June 25, 2004, as filed herewith.

         10.29 Joint Venture Agreement dated as of July 21, 2003, by and between CEO Produksiyon Tanitim ve Arastirma Hizmetleri Ltd Sti and SPAR Group International, Inc., as filed herewith.

         10.30 Joint Venture Agreement dated as of May 1, 2001, by and between Paltac Corporation and SPAR Group, Inc., as filed herewith.

         10.31 Agreement on Amendment dated as of August 1, 2004, by and between SPAR Group, Inc. and SPAR FM Japan, Inc., as filed herewith.

         10.32    Joint Venture  Agreement  dated as of January 26, 2005, by and
                  between   Best  Mark   Investments   Holdings   Ltd  and  SPAR
                  International Ltd. as filed herewith.

         10.33 Joint Venture Agreement dated as of December 14, 2004, by and between Field Insights S.R.L. and SPAR Group International, Inc., as filed herewith.

         14.1 Code of Ethical Conduct for the Directors, Senior Executives and Employees, of SPAR Group, Inc., dated May 1, 2004 (incorporated by reference to the Company's Form 8-K filed on May 5, 2004).

         14.2 Statement of Policy Regarding Personal Securities Transaction in Company Stock and Non-Public Information, as amended and restated on May 1, 2004 (incorporated by reference to the Company's Form 8-K filed on May 5, 2004).

         21.1     List of Subsidiaries.

         23.1     Consent of Rehmann Robson.

         23.2     Consent of Ernst & Young LLP.

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

(b)     Reports on Form 8-K.

        Form 8-K - Changes in Registrant's Certifying Accountant filed on October 8, 2004, respecting the resignation of Ernst & Young LLP as the Company's Independent Auditors.

        Form 8-K - Results of Operations and Financial Condition filed on November 12, 2004, attaching press release respecting financial results for the third quarter ended September 30, 2004.

        Form 8-K - Unscheduled Material Events filed on February 4, 2005 respecting, appointment of Rehmann Robson as the Company's Independent Auditors.

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

                                    Date: April 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE

/s/ Robert G. Brown          President, Chief Executive Officer, Director,
-----------------------      and Chairman of the Board
    Robert G. Brown
Date: April 12, 2005


/s/ William H. Bartels       Vice Chairman and Director
-----------------------
    William H. Bartels
Date: April 12, 2005

/s/ Robert O. Aders          Director
-----------------------
    Robert O. Aders
Date: April 12, 2005


/s/ Jack W. Partridge        Director
-----------------------
    Jack W. Partridge
Date: April 12, 2005


/s/ Jerry B. Gilbert         Director
-----------------------
    Jerry B. Gilbert
Date: April 12, 2005


/s/ Lorrence T. Kellar       Director
-----------------------
    Lorrence T. Kellar
Date: April 12, 2005

/s/ Charles Cimitile         Chief Financial Officer, Treasurer and
-----------------------      Secretary (Principal Financial and
    Charles Cimitile         Accounting Officer)
Date: April 12, 2005

                   Report of Registered Public Accounting Firm


The Board of Directors and Stockholders
SPAR Group, Inc. and Subsidiaries
Tarrytown, New York

We have audited the consolidated balance sheet of SPAR Group, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule (2004 information only) listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule (2004 information only) based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule (2004 information only), when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                               /s/ Rehmann Robson

Troy, Michigan
February 28, 2005

                   Report of Registered Public Accounting Firm


The Board of Directors and Stockholders
SPAR Group, Inc. and Subsidiaries
Tarrytown, New York

We have audited the consolidated balance sheet of SPAR Group, Inc. and Subsidiaries, as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company adopted Statement of Accounting Standards No. 142 effective January 1, 2002.





                                              /s/ Ernst & Young LLP


Minneapolis, Minnesota
February 13, 2004

                        SPAR Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                              December 31,
                                                               --------------------------------------------
                                                                       2004                   2003
                                                               ----------------------  --------------------

 Assets
 Current assets:
    Cash and cash equivalents                                  $        887            $         24
    Accounts receivable, net                                         11,307                  13,942
    Prepaid expenses and other current assets                           657                     658
    Deferred income taxes                                                 -                   1,305
                                                               ----------------------  --------------------
 Total current assets                                                12,851                  15,929

 Property and equipment, net                                          1,536                   2,099
 Goodwill                                                               798                   8,749
 Deferred income taxes                                                    -                     434
 Other assets                                                           636                     926
                                                               ----------------------  --------------------
 Total assets                                                  $     15,821            $     28,137
                                                               ======================  ====================

 Liabilities and stockholders' equity
 Current liabilities:
    Accounts payable                                           $      2,158            $      1,373
    Accrued expenses and other current liabilities                    2,391                   4,081
    Accrued expenses due to affiliates                                  987                   1,091
    Restructuring charges                                               250                     685
    Customer deposits                                                 1,147                     530
    Lines of credit                                                   4,956                   4,084
                                                               ----------------------  --------------------
 Total current liabilities                                           11,889                  11,844

 Other long-term liabilities                                             12                     270
 Minority interest                                                      206                       -

                                                               ----------------------  --------------------
 Total liabilities                                                   12,107                  12,114

 Commitments and contingencies (Note - 7)

 Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized shares - 3,000,000
      Issued and outstanding shares - none                                -                       -
    Common stock, $.01 par value:
      Authorized shares - 47,000,000
      Issued and outstanding shares -
        18,858,972 - 2004 and 2003                                      189                     189
    Treasury stock                                                     (108)                   (384)
    Accumulated other comprehensive loss                                (86)                     (7)
    Additional paid-in capital                                       11,011                  11,249
    Accumulated (deficit) retained earnings                          (7,292)                  4,976
                                                               ----------------------  --------------------
 Total stockholders' equity                                           3,714                  16,023
                                                               ----------------------  --------------------
 Total liabilities and stockholders' equity                    $     15,821            $     28,137
                                                               ======================  ====================

See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                     Year Ended December 31,
                                                      ------------------------------------------------------
                                                             2004             2003              2002
                                                      ------------------------------------------------------

Net revenues                                          $      51,370     $      64,859    $      69,612
Cost of revenues                                             33,644            42,338           40,331
                                                      ------------------------------------------------------
Gross profit                                                 17,726            22,521           29,281

Selling, general and administrative expenses                 20,222            20,967           18,804
Impairment charges                                            8,141                 -                -
Depreciation and amortization                                 1,399             1,529            1,844
                                                      ------------------------------------------------------
Operating (loss) income                                     (12,036)               25            8,633

Interest expense                                                220               269              363
Other (income) expense                                         (754)              237              (26)
                                                      ------------------------------------------------------
(Loss) income before provision for income taxes and         (11,502)             (481)           8,296
minority interest
Provision for income taxes                                      853                58            2,998
                                                      ------------------------------------------------------
Net (loss) income before minority interest                  (12,355)             (539)           5,298
Minority interest                                                87                 -                -
                                                      ------------------------------------------------------
Net (loss) income                                     $     (12,268)    $        (539)   $       5,298
                                                      ======================================================

Basic/diluted net (loss) income per common share:

  Net (loss) income - basic/diluted                   $       (0.65)    $       (0.03)   $        0.28
                                                      ======================================================

Weighted average common shares - basic                       18,859            18,855           18,761
                                                      ======================================================

Weighted average common shares - diluted                     18,859            18,855           19,148
                                                      ======================================================

See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                 Consolidated Statement of Stockholders' Equity
                                 (In thousands)

                                                      Common Stock
                                          -----------------------------------                           Accumulated
                                                                                Additional                 Other           Total
                                                                    Treasury     Paid-In     Earnings  Comprehensive   Stockholders'
                                             Shares      Amount      Stock       Capital     Retained      (Loss)         Equity
                                          ------------------------------------------------------------------------------------------

Balance at January 31, 2002                  18,583   $      186   $       -    $  10,531    $       -    $     -     $    10,934
                                                                           -                       217
   Stock options exercised and employee
     stock purchase plan purchases              242            2           -          388            -                        390
   Purchase of treasury stock                     -            -         (30)           -            -                        (30)
   Net income                                     -            -           -            -        5,298                      5,298
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 2002                 18,825          188         (30)      10,919        5,515          -          16,592

   Stock options exercised and employee
     stock purchase plan purchases               34            1         570          (86)           -          -             485
   Issuance of stock options to non-
     employees for services                       -            -           -          416            -          -             416
   Purchase of treasury stock                     -            -        (924)           -            -          -            (924)
   Comprehensive loss:
   Foreign currency translation loss                                                                           (7)             (7)
   Net loss                                                                                       (539)                      (539)
                                                                                                                      --------------
Comprehensive loss                                                                                                           (546)
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 2003                 18,859          189        (384)      11,249        4,976         (7)         16,023

   Stock options exercised and employee
     stock purchase plan purchases                -            -         276         (316)           -          -             (40)
   Issuance of stock options to non-
     employees for services                       -            -           -           78            -          -              78
   Comprehensive loss:
   Foreign currency translation loss                                                                          (79)            (79)
   Net loss                                                                                    (12,268)                   (12,268)
                                                                                                                      --------------
Comprehensive loss                                                                                                        (12,347)
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 2004                 18,859   $      189   $    (108)   $  11,011     $ (7,292)   $   (86)    $     3,714
                                          ==========================================================================================


See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             Year Ended December 31,
                                                              ------------------------------------------------------
                                                                     2004             2003              2002
                                                              ------------------------------------------------------
 Operating activities
 Net (loss) income                                              $  (12,268)        $    (539)       $   5,298
 Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Impairment charges                                             8,141                 -                -
      Minority interest earnings in subsidiaries                       (87)                -                -
      Share of loss in joint venture                                     -               270                -
      Deferred tax asset adjustments                                   710              (131)           2,022
      Depreciation                                                   1,399             1,529            1,844
      Issuance of stock options for service                             78               416                -

      Changes in operating assets and liabilities:
        Accounts receivable                                          2,635             2,516            4,686
        Prepaid expenses and other assets                             (126)             (330)            (354)
        Accounts payable, accrued expenses, other current
          liabilities and customer deposits                            756               422             (538)
        Accrued expenses due to affiliates                            (104)              133              347
        Restructuring charges                                          250              (904)            (593)
                                                              ------------------------------------------------------
 Net cash provided by operating activities                           1,384             3,382           12,712

 Investing activities
 Purchases of property and equipment                                (1,260)           (1,456)          (1,172)
 Deposit related to acquisition                                        350              (350)               -
 Acquisition of businesses                                            (399)           (1,091)               -
                                                              ------------------------------------------------------
 Net cash used in investing activities                              (1,309)           (2,897)          (1,172)

 Financing activities
 Net borrowings (payments) on lines of credit                          872             3,936          (11,139)
 Other long-term liabilities                                            35                 -              (57)
 Proceeds from employee stock purchase plan and exercised
    options                                                            (40)              485              390
 Payments to certain stockholders                                        -            (3,951)            (704)
 Purchase of treasury stock                                              -              (924)             (30)
                                                              ------------------------------------------------------
 Net cash provided by (used in) financing activities                   867              (454)         (11,540)

 Translation loss                                                      (79)               (7)               -

 Net change in cash                                                    863                24                -
 Cash at beginning of period                                            24                 -                -
                                                              ------------------------------------------------------
 Cash at end of period                                        $        887         $      24       $        -
                                                              ======================================================

 Supplemental disclosure of cash flows information
 Interest paid                                                $        180         $     241       $      686
                                                              ======================================================

 Income taxes paid                                            $          86        $     578       $      200
                                                              ======================================================

See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                December 31, 2004


1. Business and Organization

The SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides database marketing, technology services, teleservices and marketing research.

SPAR Acquisition, Inc., and its subsidiaries (the "SPAR Companies") are the original predecessor of the Company and were founded in 1967. On July 8, 1999, SGRP completed a reverse merger with the SPAR Companies (the "PIA Acquisition"), and then changed its name to SPAR Group, Inc., from PIA Merchandising Services, Inc. (prior to such merger, "PIA"). Pursuant to the PIA Acquisition, the SPAR Companies were deemed to have "acquired" PIA and its subsidiaries prior to the PIA Acquisition (the "PIA Companies"), which was treated as a purchase of the PIA Companies for accounting purposes, with the books and records of the Company being adjusted to reflect the historical operating results of the SPAR Companies. In 2002, the Company sold its Incentive Marketing Division, SPAR Performance Group, Inc. ("SPGI").

The Company's continuing operations are now divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising
Services Division. The Domestic Merchandising Services Division provides merchandising services, in-store product demonstrations, product sampling, database marketing, technology services, teleservices and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, drug store chains, convenience and grocery stores. The International Merchandising Services Division, established in July 2000, currently provides merchandising services through a wholly owned subsidiary in Canada, through 51% owned joint venture subsidiaries in Turkey, South Africa, India and Romania and through 50% owned joint ventures in Japan and China. The Company continues to focus on expanding its merchandising services business throughout the world.

Domestic Merchandising Services Division

The Company's Domestic Merchandising Services Division provides nationwide merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store chains and retail grocery stores. Included in its customers are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies in the United States.

Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or single or multiple manufacturers primarily under single or multi-year contracts or agreements. Services also include stand-alone large-scale implementations. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and setting new and promotional items and placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. The Company also provides in-store product demonstration and in-store product sampling services, database marketing, technology services, teleservices and marketing research services.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004


1. Business and Organization (continued)

International Merchandising Services Division

In July 2000, the Company established its International Merchandising Services Division, through a wholly owned subsidiary, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business worldwide as follows:

May 2001, the Company entered Japan through a 50% owned joint venture headquartered in Osaka.

June 2003, the Company entered Canada by acquiring an existing business through its wholly owned Canadian subsidiary, headquartered in Toronto.

July 2003, the Company entered Turkey through a 51% owned joint venture subsidiary headquartered in Istanbul.

April 2004, the Company entered South Africa through a 51% owned joint venture subsidiary headquartered in Durban.

April 2004, the Company entered India through a 51% owned joint venture subsidiary headquartered in New Delhi.

December 2004, the Company established a 51% owned joint venture subsidiary headquartered in Bucharest, Romania.

In February 2005, the Company announced the establishment of a 50% owned joint venture headquartered in Hong Kong, China.

Discontinued Operations - Incentive Marketing Division

In the fourth quarter of 2001, the Company made the decision to divest its interest in SPGI.

On June 30,  2002,  SPAR  Incentive  Marketing,  Inc.  ("SIM"),  a  wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Performance Holdings, Inc. ("PHI"), a Delaware corporation headquartered in Carrollton, Texas. SIM sold all of the stock of its subsidiary, SPGI, to PHI for $6.0 million. As a condition of the sale, PHI issued and contributed 1,000,000 shares of its common stock to Performance Holdings, Inc. Employee Stock Ownership Plan, which became the only shareholder of PHI.

The $6.0 million sales price was evidenced by two Term Loans, an Initial Term Loan totaling $2.5 million and an Additional Term Loan totaling $3.5 million (collectively the "Term Loans"). The Term Loans were guarantied by SPGI and secured by pledges of all assets of PHI and SPGI. The Term Loans had interest rates of 12% per annum through December 31, 2003. On January 1, 2004 the interest rate changed to 8.9% per annum. Because the collection of the notes depended on the future operations of PHI, the $6.0 million notes were fully reserved.

Also in connection with the sale, the Company agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the "SPGI Revolver") through September 30, 2005. The SPGI Revolver was secured by a pledge of all the assets of SPGI and was guarantied by SPGI's parent, Performance Holdings, Inc. The SPGI Revolver provided for advances in excess of the borrowing base through September 30, 2003. As of October 1, 2003, the SPGI Revolver was adjusted, as per the agreement, to include a borrowing base calculation (principally 85% of "eligible" accounts receivable). In September

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004


1. Business and Organization (continued)

2003, SPGI requested and the Company agreed to provide advances of up to $1.0 million in excess of the borrowing base through September 30, 2004. In December of 2003, SPGI changed its name to STIMULYS, Inc ("STIMULYS"). On April 30, 2004, as a result of various defaults by STIMULYS, the Company amended the discretionary line of credit by eliminating advances in excess of STIMULYS' borrowing base and reducing the maximum amount of the revolving line to the greater of $1.0 million or the borrowing base. Under the SPGI Revolver terms, STIMULYS was required to deposit all of its cash receipts to the Company's lock box.

On September 10, 2004, in consideration for a new Promissory Note totaling $764,271 (which represented the amount outstanding under the SPGI Revolver at that time) and in the event of a change in control of STIMULYS, a share in the net proceeds resulting from such change in control, the Company terminated the SPGI Revolver and the Term Loans. SPAR also released its security interest in any collateral previously pledged by STIMULYS. The first payment due under the Promissory Note was received on October 29, 2004. Due to the collection risk associated with the Promissory Note, the Company has established a reserve for the remaining amount due, including interest of approximately $355,000 at December 31, 2004.

As a result of the termination of the SPGI Revolver, the reserve for collection of advances and accrued interest under the SPGI Revolver previously established by the Company totaling approximately $984,000 was no longer required. The release of this reserve, net of the new reserve required for the Promissory Note, resulted in Other Income totaling approximately $640,000 for 2004.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates its 100% owned subsidiaries. The Company also consolidates its 51% owned joint venture subsidiaries and its 50% owned joint ventures where the Company is the primary beneficiary because the Company believes this presentation is fairer and more meaningful. Rule 3A-02 of Regulation S-X, Consolidated Financial Statements of the Registrant and its Subsidiaries, states that consolidated statements are presumed to be more meaningful, that majority owned subsidiaries (more than 50%) generally should be consolidated, and that circumstances may require consolidation of other subsidiaries to achieve a fairer presentation of its financial condition and results. In addition, the Company has determined that under Financial Accounting Standards Board Interpretation Number 46, as revised December 2003, Consolidation of Variable Interest Entities ("FIN 46(R)"), the Company is the primary beneficiary of its 51% owned joint venture subsidiaries and its 50% owned joint ventures, which accordingly requires consolidation of those entities into the Company's financial statements. All significant intercompany accounts and transactions have been eliminated.

In 2004, due to the amendment of a royalty agreement between the Company and its 50% owned Japanese joint venture, the Company has determined that in accordance with FIN 46(R) it is the primary beneficiary of the Japanese joint venture, and has consolidated the Japanese financial results for 2004 in accordance with the provisions of FIN 46(R). The Japanese joint venture's fiscal year ended on September 30, 2004 and accordingly its financial statements were audited as of that date. In connection with the consolidation the Company began reporting the Japanese joint venture's financial results as of and for the period ending September 30, 2004. Therefore, for 2004, the Company's consolidated financial statements only include the Japanese joint venture financial results for nine months ended September 30, 2004. In 2004, the Japanese joint venture recorded revenue of approximately $2.6 million, total assets of approximately $822,000, total liabilities of approximately $1.2 million and a deficit of approximately $445,000. In 2003 and 2002, prior

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004

2. Summary of Significant Accounting Policies (continued)

to the amendment of the royalty agreement, the investment in the Japanese joint venture was accounted for using the equity method based upon the Company's 50% ownership.

At December 31, 2004, international assets totaled $2.8 million and international liabilities totaled $3.8 million. For 2004, international revenues totaled $8.2 million and the Company's share of the net losses was approximately $500,000.

Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at a cost, which approximates fair value.

Revenue Recognition

The Company's services are provided under contracts or agreements. The Company bills its clients based upon service fee or unit fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. The Company's per unit fee arrangements provide for fees to be earned based on the retail sales of a client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable and are reported to the Company.

Unbilled Accounts Receivable

Unbilled accounts receivable represent services performed but not billed.

Doubtful Accounts, Sales Allowances and Credit Risks

The Company continually monitors the validity of its accounts receivable based upon current customer credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $761,000 and $515,000 at December 31, 2004 and 2003, respectively. The Company also recorded a reserve for sales allowances for potential customer credits of $448,000 at December 31, 2003. Bad debt and sales allowance expenses were $366,000, $825,000, and $262,000 in 2004, 2003, and 2002, respectively.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004


2. Summary of Significant Accounting Policies (continued)

Internal Use Software Development Costs

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include but are not limited to the cost to purchase software, the cost to write program code, payroll, payroll related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company's software development projects. Capitalized software development costs are amortized over three years.

The Company capitalized $559,000, $1,004,000, and $772,000 of costs related to software developed for internal use in 2004, 2003, and 2002, respectively.

In 2004, the Company recorded an impairment charge against capitalized software costs due to the loss of certain clients during the year (see Note 3 - Impairment Charges).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that an assets's carrying amount may be higher than its fair value. If an asset is considered to be impaired, the impairment charge recognized is the excess of the asset's carrying value over the asset's fair value (see Note 3 - Impairment Charges).

Fair Value of Financial Instruments

The  Company's  balance  sheets  include the  following  financial  instruments:
accounts receivable, accounts payable and a lines of credit. The Company considers the carrying amounts of current assets and liabilities in the financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization or payment. The carrying amount of the lines of credit approximates fair value because the obligations bear interest at a floating rate. The carrying amount of long-term debt to certain stockholders approximated fair value because the then current effective interest rates reflected the market rate for unsecured debt with similar terms and remaining maturities.

Excess Cash

The Company's domestic cash balances are generally utilized to pay its bank line of credit. International cash balances are maintained in liquid cash accounts and are utilized to fund daily operations.

Major Customers

        One customer accounted for 14%, 8%, and 6% of the Company's net revenues for the years ended December 31, 2004, 2003, and 2002, respectively. This customer also accounted for approximately 29%, 13%, and 4% of accounts receivable at December 31, 2004, 2003, and 2002, respectively.

In addition, approximately 16%, 17%, and 24% of net revenues for the years ended December 31, 2004, 2003, and 2002, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by Kmart. These customers also accounted for approximately 22% of accounts receivable at December 31, 2004. While the Company's customers and the resultant contractual

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004


2. Summary of Significant Accounting Policies (continued)

relationships are with various manufacturers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

Another customer, a division of a major retailer, accounted for 26%, 30%, and 26% of the Company's net revenues for the years ended December 31, 2004, 2003, and 2002, respectively. This customer also accounted for approximately 4%, 30%, and 43% of accounts receivable at December 31, 2004, 2003, and 2002, respectively. On August 2, 2004, this customer was sold by its parent.

As discussed above, the Company does a significant amount of business with one customer and performs a significant amount of services in Kmart. The loss of this customer or the loss of Kmart related business and the failure to attract new large customers, could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company's business, results of operations and financial condition.

Foreign Currency Rate Fluctuations

The Company has foreign currency exposure associated with its international wholly owned subsidiaries, 51% owned joint venture subsidiaries and 50% owned joint ventures. In 2004, these exposures are primarily concentrated in the Canadian dollar, South African rand and Japanese yen. At December 31, 2004, international assets totaled $2.8 million and international liabilities totaled $3.8 million. For 2004, international revenues totaled $8.2 million and the Company's share of the net losses was approximately $500,000.

Interest Rate Fluctuations

At December 31, 2004 the Company's outstanding debt totaled $5.0 million, which consisted of domestic variable-rate (6.0%) debt of $4.1 million and international variable rate (1.4%) debt of $0.9 million. Based on 2004 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows by approximately $50,000.

Income Taxes

Deferred tax assets and liabilities represent the future tax return consequences of certain timing differences that will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. In the event the future consequences of differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in a net deferred tax asset, an evaluation is required of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004


2. Summary of Significant Accounting Policies (continued)

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

                                                                     Twelve Months Ended December 31,
                                                               ----------------------------------------------
                                                                    2004           2003           2002
                                                               ----------------------------------------------

    Net (loss) income, as reported                             $    (12,268)     $    (539)     $  5,298
    Stock based employee compensation expense
      under the fair market value method                                454          1,005          1,844
                                                               ----------------------------------------------
    Pro forma net (loss) income                                $    (12,722)     $  (1,544)     $  3,454

    Basic and diluted net (loss) income per share, as
      reported                                                 $      (0.65)     $   (0.03)     $    0.28
    Basic and diluted net (loss) income per share, pro forma   $      (0.67)     $   (0.08)     $    0.18


The pro forma effect on net (loss) income is not representative of the pro forma effect on net (loss) income in future years because the options vest over several years and additional awards may be made in the future.

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 150%, 154%, and 172% for 2004, 2003, and 2002, respectively; risk-free interest rate of 4.23%, 4.27%, and 4.03%; and expected lives of six years.

Net (Loss) Income Per Share

Basic net (loss) income per share amounts are based upon the weighted average number of common shares outstanding. Diluted net (loss) income per share amounts are based upon the weighted average number of common and potential common shares outstanding except for periods in which such potential common shares are anti-dilutive. Potential common shares outstanding include stock options and are calculated using the treasury stock method.

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

                                December 31, 2004


2. Summary of Significant Accounting Policies (continued)

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002. Therefore, goodwill is no longer amortized but is subject to annual impairment tests in accordance with that Statement. At June 30, 2004, the Company performed the required impairment test discussed in FAS 142. The Company calculated the fair value of each business unit for which goodwill was recorded to determine if there was an impairment. The fair value of each unit was based upon the estimate of the discounted cash flow generated by the respective business unit. As a result of these calculations, it was determined that there were impairments to the goodwill associated with the PIA Acquisition on July 8, 1999 and acquisition of the Company's Canadian subsidiary in June 2003. Therefore, the Company recorded an impairment charge of approximately $8.4 million (see Note 3 - Impairment Charges).

Changes to goodwill for the years ended December 31, 2004, 2003, and 2002 were as follows:

                                                        2004               2003                2002
                                                   ---------------    ----------------    ----------------

Beginning of the year                              $      8,749       $       7,858       $       8,357
Impairment charges                                       (8,350)                  -                   -
Changes in deferred tax assets  related to use
   of PIA net operating losses acquired                       -                   -                (499)
Adjustment to merger  related and  restructure
   liabilities                                                -                 (89)                  -
Acquisitions                                                399                 980                   -
                                                   ---------------    ----------------    ----------------
End of the year                                    $        798       $       8,749       $       7,858
                                                   ===============    ================    ================

Translation of Foreign Currencies

The financial statements of the foreign entities consolidated into SPAR Group, Inc. consolidated financial statements were translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts for assets and liabilities at year-end rates and equity and the income statement accounts at average exchange rates for the year. The resulting translation gains and losses are reflected in accumulated other comprehensive gain or losses in the statement of stockholders' equity. Foreign currency transaction gains and losses are reflected in net earnings.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, the Company will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, the Company to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. See Note 2 - Stock-Based Compensation for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004


2. Summary of Significant Accounting Policies (continued)

123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

Reclassifications

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform to the 2004 presentation.

3. Impairment Charges

Goodwill

During 2004, in accordance with the requirements of SFAS 142, the Company determined that there were impairments of the goodwill amounts associated with certain of its reporting entities.

In April 2004, the Company's largest customer announced that they signed definitive agreements for the sale of its business to two purchasers. The sale was completed on August 2, 2004. This customer accounted for 26%, 30%, and 26% of the Company's net revenues for the twelve months ended December 31, 2004, 2003, and 2002, respectively and was the last remaining profitable business related to the PIA Acquisition on July 8, 1999. At June 30, 2004, the Company had $7.6 million of goodwill remaining that was related to the PIA Acquisition. As a result of the loss of this major client, the Company does not expect a positive cash flow from this business unit. Therefore, the Company has recorded an impairment of the PIA related goodwill resulting in a non-cash charge of $7.6 million to the results of the operations for 2004.

In June 2003, the Company began its Canadian operations through the acquisition of substantially all of the business and assets of Impulse Marketing Services, Inc. In connection with this acquisition, the Company recorded goodwill of $712,000. At the time of the acquisition, it was expected that the Canadian subsidiary would be profitable. However, the Canadian subsidiary has operated at a loss since its acquisition. As a result of the continued losses and the failure to attract new customers the Company does not expect to receive positive cash flow from this unit. Therefore, the Company has recorded an impairment of the related goodwill resulting in a non-cash charge of $712,000 for 2004.

Capitalized Internal Use Software Development Costs

Historically, the Company has capitalized costs of computer software developed for internal use. Some of the costs capitalized were associated with certain clients to whom the Company no longer provides merchandising services. As a result of the loss of these clients, the Company recorded an impairment charge for the net book value of internally developed software costs of approximately $442,000 for 2004.

Other Assets and Liabilities

Also, in connection with the PIA Acquisition, certain tax deferred assets related to the PIA net operating loss carry forward benefits were recognized. The Company also recorded as an impairment charge, a $750,000 valuation allowance on these deferred tax assets.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004

3. Impairment Charges (continued)

The Company had approximately $2.1 million accrued for restructure costs and PIA Acquisition related costs. As a result of the PIA business impairment, the Company evaluated these accruals and determined that only $0.4 million is required. The Company applied the $1.7 million ($1.4 million net of tax effect) reduction in PIA related acquisition liabilities against the related goodwill thereby reducing the impairment charges recognized for 2004.

In addition to the above, the Company has recorded an impairment of other assets totaling $68,000 for 2004.

The above net impairment of $8.1 million is shown in the accompanying consolidated statement of operations in 2004 as "Impairment charges".

4. Supplemental Balance Sheet Information

Accounts receivable, net, consists of the following (in thousands):

                                                                                  December 31,
                                                                       ------------------------------------
                                                                             2004              2003
                                                                       ------------------------------------

 Trade                                                                      $   8,178       $   10,333
 Unbilled                                                                       3,600            4,551
 Non-trade                                                                        290               21
                                                                       ------------------------------------
                                                                               12,068           14,905
 Less:
 Allowance for doubtful accounts                                                 (761)            (515)
 Sales allowances                                                                   -             (448)
                                                                       ------------------------------------
                                                                           $   11,307       $   13,942
                                                                       ====================================


Property and equipment consists of the following (in thousands):

                                                                                  December 31,
                                                                       ------------------------------------
                                                                             2004              2003
                                                                       ------------------------------------

  Equipment                                                                $   5,397        $   4,784
  Furniture and fixtures                                                         547              550
  Leasehold improvements                                                         138              141
  Capitalized software development costs                                       1,629            2,128
                                                                       ------------------------------------
                                                                               7,711            7,603
  Less accumulated depreciation and amortization                               6,175            5,504
                                                                       ------------------------------------
                                                                           $   1,536        $   2,099
                                                                       ====================================

                                                                                    December 31,
                                                                        -------------------------------------
  Prepaid expenses and other current assets (in thousands):                    2004              2003
                                                                        -------------------------------------

  Prepaid insurance                                                        $     214        $     245
  Tax refund due                                                                  62              244
  Prepaid rents                                                                   49               70
  Other                                                                          332               99
                                                                        -----------------------------------
                                                                           $     657        $     658
                                                                        =====================================

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004

4. Supplemental Balance Sheet Information (continued)

                                                                                    December 31,
                                                                        -------------------------------------
  Accrued expenses and other current liabilities (in thousands):              2004              2003
                                                                        -------------------------------------

  Merger related payables                                                    $    450         $   1,495
  STIMULYS cash deposits                                                            -               794
  SPGI Revolver                                                                     -               740
  Accrued medical expenses                                                        225               100
  Taxes payable                                                                   345               139
  Accrued accounting and legal expenses                                           192               219
  Accrued salaries payable                                                        328               241
  Other                                                                           851               353
                                                                        -------------------------------------
                                                                             $  2,391         $   4,081
                                                                        =====================================

5. Lines of Credit

In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provided a $15.0 million revolving credit facility that matures on January 23, 2006. The Credit Facility allowed the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). On May 17, 2004, the Credit Facility was amended to among other things, reduce the revolving credit facility from $15.0 million to $10.0 million, change the interest rate and increase reserves against collateral. The amendment provides for interest to be charged at a rate based in part upon the earnings before interest, taxes, depreciation and amortization. The average interest rate for 2004 was 5.1%. At December 31, 2004, the Credit Facility bears interest at Webster's "Alternative Base Rate" plus 0.75% (a total of 6.0% per annum), or LIBOR plus 3.25%. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. In connection with the May 17, 2004, amendment, Mr. Robert Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provided personal guarantees totaling $1.0 million to Webster. On August 20, 2004, the Credit Facility was further amended in connection with the waiver of certain covenant violations (see below). The amendment, among other things, reduced the revolving credit facility from $10.0 million to $7.0 million, changed the covenant compliance testing for certain covenants from quarterly to monthly and reduced certain advance rates. On November 15, 2004, the Credit Facility was further amended to delete any required minimum Net Worth and minimum Fixed Charge Coverage Ratio covenant levels for the period ending December 31, 2004. The amendments did not change the future covenant levels. The Credit Facility also limits certain expenditures including, but not limited to, capital expenditures and other investments.

The Company was in violation of certain monthly covenants at December 31, 2004, and expects to be in violation at future measurement dates. Webster issued a waiver for the December 31, 2004 covenant violations. However, there can be no assurances that Webster will issue such waivers in the future.

Because of the requirement to maintain a lock box arrangement with Webster, Webster's ability to invoke a subjective acceleration clause at its discretion, and the expected future covenant violations, borrowings under the Credit Facility are classified as current at December 31, 2004 and 2003, in accordance with EITF 95-22. Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004

5.  Lines of Credit (continued)

The revolving loan balances outstanding under the Credit Facility were $4.1 million at December 31, 2004, and December 31, 2003. There were letters of credit outstanding under the Credit Facility of $0.7 million at December 31, 2004, and December 31, 2003. As of December 31, 2004, the SPAR Group had unused availability under the Credit Facility of $1.4 million out of the remaining maximum $2.2 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

In 2001, the Japanese joint venture SPAR FM Japan, Inc. entered into a revolving line of credit arrangement with Japanese banks for 300 million yen or $2.7 million (based upon the exchange rate at September 30, 2004). At September 30. 2004, SPAR FM Japan, Inc. had 100 million yen or approximately $900,000 loan balance outstanding under the line of credit. The line of credit is effectively guarantied by the Company and the joint venture partner, Paltac Corporation. The average interest rates on the borrowings under the Japanese line of credit for its short-term bank loans at September 30, 2004 and 2003 were 1.375% and 1.375% per annum, respectively.

6. Income Taxes

The provision for income tax expense from continuing operations is summarized as follows (in thousands):

                                                        December 31,
                                  ----------------------------------------------------------
                                        2004               2003                 2002
                                  -----------------  ------------------  -------------------

    Current                         $        103        $       189          $      476
    Deferred                                 750               (131)              2,522
                                  -----------------  ------------------  -------------------
                                    $        853        $        58          $    2,998
                                  =================  ==================  ===================

The provision for income taxes from continuing operations is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

                                                                        December 31,
                                                   --------------------------------------------------------
                                                        2004                2003                2002
                                                   ---------------     ----------------    ----------------

   (Benefit) provision for income taxes at
     federal statutory rate                        $    (3,911)         $      (77)        $     2,821
   State income taxes, net of federal benefit              117                  95                 175
   Permanent differences                                 1,613                  41                 (48)
   Change in valuation allowance                         3,013                   -                   -
   Other                                                    21                  (1)                 50
                                                   ---------------     ----------------    ----------------
   Provision for income taxes                      $       853          $       58         $     2,998
                                                   ===============     ================    ================

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004

6. Income Taxes (continue)

Deferred taxes consist of the following (in thousands):

                                                                                  December 31,
                                                                       ------------------------------------
                                                                             2004              2003
                                                                       ------------------------------------
    Deferred tax assets:
      Net operating loss carryforwards                                   $      5,230        $   3,876
      Restructuring                                                               266              309
      Deferred revenue                                                            384                -
      SIM reserve against loan commitment                                         135              304
      Allowance for doubtful accounts and other receivable                        288              323
      Other                                                                       455              559
      Valuation allowance                                                      (6,139)          (3,126)
                                                                       ------------------------------------
    Total deferred tax assets                                                     619            2,245

    Deferred tax liabilities:
      Capitalized software development costs                                      619              506
                                                                       ------------------------------------
    Total deferred tax liabilities                                                619              506
                                                                       ------------------------------------
    Net deferred tax assets                                              $          -        $   1,739
                                                                       ====================================

At December 31, 2004, the Company has net operating loss carryforwards (NOLs) of $10.2 million, related to the PIA Acquisition available to reduce future federal taxable income. The $10.2 million PIA related net operating loss carryforwards begin to expire in the year 2012. Section 382 of the Internal Revenue Code restricts the annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership had occurred in 1999, thereby restricting the NOL's prior to such date available to the Company to approximately $657,500 per year. In addition, the Company has NOLs related to its current losses totaling $4.1 million. The $4.1 million net operating loss carryfowards begin to expire in the year 2023.

As a result of the loss of several significant clients, current year losses and the lack of certainty of a return to profitably in the next twelve months, the Company has established a valuation allowance equal to the total of its net deferred tax assets of $6.1 million.

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries since, at the present time, management considers them to be permanently invested in the subsidiary.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004

7. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $1.0 million, $0.9 million, and $1.0 million for 2004, 2003, and 2002, respectively. At December 31, 2004, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

                          2005          $      776
                          2006                 569
                          2007                  82
                          2008                  40
                          2009                   1
                                    ------------------
                         Total          $    1,468
                                    ===================

International Commitments

The Company's international model is to partner with local merchandising companies and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business. In 2001, the Company established its first joint venture and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa and India. The Company also announced the establishment of joint ventures in Romania and China.

Certain of these joint ventures and joint venture subsidiaries are marginally profitable while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these joint ventures and joint venture subsidiaries.

Legal Matters

        Safeway Inc. ("Safeway"), filed a Complaint against the PIA Merchandising Co., Inc. ("PIA Co."), a wholly owned subsidiary of the Company, and Pivotal Sales Company ("Pivotal"), a wholly owned subsidiary of PIA Co., and SGRP in Alameda Superior Court, case no. 2001028498 on October 24, 2001, and has subsequently amended it. Safeway alleges causes of action for breach of contract, breach of implied contract, breach of fiduciary duty, conversion, constructive fraud, breach of trust, unjust enrichment, and accounting fraud. Safeway has most recently alleged monetary damages in the principal sum of $3,000,000 and probable interest of $1,000,000 and has also demanded unspecified costs. PIA Co., Pivotal and SGRP filed cross-claims against Safeway on or about March 11, 2002, and amended them on or about October 15, 2002, alleging causes of action by them against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment and seeking damages and injunctive relief. Mediation between the parties occurred in 2004, but did not result in a settlement. PIA Co., Pivotal and SGRP are vigorously defending Safeway's allegations. It is not possible at this time to determine the likelihood of the outcome of this lawsuit. However, if Safeway prevails respecting its allegations, and PIA Co., Pivotal and SGRP lose on their cross-claims and counterclaims, that result could have a material adverse effect on the Company. The Company anticipates that this matter will be resolved in 2005.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004

7. Commitments and Contingencies (continued)

of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

8. Treasury Stock

The Company initiated a share repurchase program in 2002, which allowed for repurchase of up to 100,000 shares. In 2003, the Board of Directors authorized the repurchase of an additional 122,000 shares increasing the total to 222,000 shares.

The following table summarizes the Company's treasury stock activity for the years 2004 and 2003.

                                               Quantity           Amount
                                           ------------------------------------
    Treasury Stock, January 1, 2003                 9,783       $   30,073
      Purchases                                   211,315          923,714
      Used to fulfill:
          Employee Stock Purchases                 (9,848)         (30,297)
          Options Exercised                      (135,194)        (539,383)
                                           ------------------------------------

    Treasury Stock, December 31, 2003              76,056          384,107
      Used to fulfill:
          Options Exercised                       (54,148)        (276,007)
                                           ------------------------------------

    Treasury Stock, December 31, 2004              21,908       $  108,100
                                           ====================================

9. Employee Benefits

Stock Purchase Plans

The Company has Employee and Consultant Stock Purchase Plans (the "SP Plans"). The SP Plans allow employees and consultants of the Company to purchase common stock without having to pay any commissions on the purchases. On August 8, 2002, the Company's Board of Directors approved a 15% discount for employee purchases and recommended that its affiliates (see Note 10 - Related-Party Transactions) approve a 15% cash bonus for affiliate consultant purchases. The maximum amount that any employee or consultant can contribute to the SP Plans per quarter is $6,250, and the total number of shares reserved by the Company for purchase under the SP Plans is 500,000.

Shares purchased by employees and consultants under the SP Plans were 43,023, 22,561, and 10,104 for 2004, 2003, and 2002, respectively.

The Company's expense as a result of the 15% discount offered to employees and consultants were approximately $10,000, $11,000, and $4,000 for 2004, 2003, and 2002, respectively.

Retirement/Pension Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. Employer contributions were approximately $97,000, $87,000, and $117,000 for 2004, 2003, and 2002, respectively.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004

9. Employee Benefits (continued)

In 2003 and 2002, certain of the Company's employees were covered by union-sponsored, collectively bargained, multi-employer pension plans. Pension expense related to these plans was approximately $32,000 and $60,000 for the years ended December 31, 2003 and 2002, respectively. There were no employees under union contract in 2004.

10. Related-Party Transactions

Mr. Robert G. Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of the Company, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), and SPAR Infotech, Inc. ("SIT").

SMS and SMSI provided approximately 99% of the Company's field representatives (through its independent contractor field force) and approximately 92% of the Company's field management at a total cost of approximately $24.0 million, $36.0 million, and $30.5 million for 2004, 2003, and 2002, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS's field force of approximately 6,300 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides approximately 50 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs, except that for 2004 SMSI agreed to concessions that reduced the premium paid by approximately $640,000 for 2004. Total net premiums (4% of SMS and SMSI costs less 2004 concessions) paid to SMS and SMSI for services rendered were approximately $320,000, $1,350,000, and $1,100,000 for 2004, 2003, and 2002, respectively. The
Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations, Messrs. Brown and Bartels benefit from any income of such companies allocated to them.

SIT provided substantially all of the Internet computer programming services to the Company at a total cost of approximately $1,170,000, $1,610,000, and $1,630,000 for 2004, 2003, and 2002, respectively. SIT provided approximately 34,000, 47,000, and 46,000 hours of Internet computer programming services to the Company for 2004, 2003, and 2002, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $34.71, $34.24, and $35.10 for 2004, 2003, and 2002, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for 2004. However, since SIT is a "Subchapter S" corporation, Messrs. Brown and Bartels benefit from any income of such company allocated to them.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004


10. Related-Party Transactions (continued)

Through arrangements with the Company, SMS, SMSI and SIT participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them. All transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business.

The following transactions occurred between the Company and the above affiliates (in thousands):

                                                                  Twelve Months Ended December 31,
                                                          -------------------------------------------------
                                                               2004           2003             2002
                                                          -------------------------------------------------
    Services provided by affiliates:
      Independent contractor services (SMS)                  $ 19,944         $ 28,411        $ 23,262
                                                          =================================================

      Field management services (SMSI)                      $   4,502         $  7,600        $  7,280
                                                          =================================================

      Internet and software program
      consulting services (SIT)                             $   1,172         $  1,607        $  1,626
                                                          =================================================


    Accrued expenses due to affiliates (in
      thousands):                                                   December 31,
                                                               2004            2003
                                                          ---------------------------------

    SPAR Marketing Services, Inc.                           $     987         $  1,091
                                                          =================================

In addition to the above, through the services of Affinity Insurance, Ltd., the Company purchased insurance coverage for its casualty and property insurance risk for approximately $1.1 million for each of the three years ended December 31, 2004, 2003, and 2002. The Company's CEO and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

11. Stock Options

The Company has four stock option plans: the Amended and Restated 1995 Stock Option Plan ("1995 Plan"), the 1995 Director's Plan ("Director's Plan"), the Special Purpose Stock Option Plan ("Special Purpose Plan"), and the 2000 Stock Option Plan ("2000 Plan").

The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specific employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of the Company's common stock. The options had a term of ten years from the date of issuance, except in the case of incentive stock options granted to greater than 10% stockholders for which the term was five years. The exercise price of nonqualified stock options must have been equal to at least 85% of the fair market value of the Company's common stock at the date of grant. Since 2000, the Company has not granted any new options under this plan. During 2004, 1,500 options to purchase shares of the Company's common stock were exercised and options to purchase 26,625 shares of the Company's stock were cancelled under this plan. At December 31, 2004, options to purchase 15,125 shares of the Company's common stock remain outstanding under this plan. The 1995 Plan was superseded by the 2000 Plan with respect to all new options issued.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004


11. Stock Options (continued)

The Director's Plan was a stock option plan for non-employee directors and provided for the purchase of up to 120,000 shares of the Company's common stock. Since 2000, the Company has not granted any new options under this plan. During 2004, no options to purchase shares of the Company's common stock were exercised under this plan. At December 31, 2004, 20,000 options to purchase shares of the Company's common stock remained outstanding under this plan. The Director's Plan has been replaced by the 2000 Plan with respect to all new options issued.

On July 8, 1999, in connection with the merger, the Company established the Special Purpose Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were 134,114 options granted at $0.01 per share. Since July 8, 1999, the Company has not granted any new options under this plan. During 2004, 21,000 options to purchase shares of the Company's common stock were exercised under this plan. At December 31, 2004, options to purchase 4,750 shares of the Company's common stock remain outstanding under this plan.

On December 4, 2000, the Company adopted the 2000 Plan, as the successor to the 1995 Plan and the Director's Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000 under the 1995 Plan). The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for whom the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of the Company's common stock at the date of grant (although typically the options are issued at 100% of the fair market value), and the exercise price of incentive stock options must be equal to at least the fair market value of the Company's common stock at the date of grant. During 2004, options to purchase 476,417 shares of the Company's common stock were granted, options to purchase 53,302 shares of the Company's common stock were exercised and options to purchase 1,345,542 shares of the Company's stock were voluntarily surrendered and cancelled under this plan. At December 31, 2004, options to purchase 1,251,383 shares of the Company's common stock remain outstanding under this plan and options to purchase 1,618,719 shares of the Company's common stock were available for grant under this plan.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004


11. Stock Options (continued)

The following table summarizes stock option activity under the Company's plans:

                                                                                        Weighted Average
                                                                          Shares         Exercise Price
                                                                   ----------------------------------------

    Options outstanding, December 31, 2001                               2,483,727            $  1.42

    Granted                                                                332,792            $  2.01
    Exercised                                                             (230,463)              1.23
    Canceled or expired                                                   (487,875)              5.05
                                                                   ---------------------
    Options outstanding, December 31, 2002                               2,098,181            $  1.52


    Granted                                                                401,020            $  3.51
    Exercised                                                             (143,641)              1.17
    Canceled or expired                                                    (92,750)              2.38
                                                                   ---------------------
    Options outstanding, December 31, 2003                               2,262,810            $  1.85

    Granted                                                                476,417            $  1.47
    Exercised                                                              (75,802)              0.49
    Canceled or expired                                                 (1,372,167)              6.18
                                                                   ---------------------
    Options outstanding, December 31, 2004                               1,291,258            $  1.66

    Option price range at end of year                                          $0.01 to $14.00


                                                               2004            2003             2002
                                                         --------------------------------------------------
    Grant Date weighted average fair value of
      options granted during the year                       $   1.43        $   2.33         $   1.60

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004

11.  Stock Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

                                         Options Outstanding                        Options Exercisable
                        ---------------------------------------------------- --------------------------------
                                                Weighted
                             Number             Average         Weighted           Number
                         Outstanding at        Remaining        Average        Exercisable at    Weighted
        Range of        December 31, 2004   Contractual Life    Exercise        December 31,      Average
     Exercise Prices                                            Price              2004      Exercise Price
   -------------------- ---------------------------------------------------- --------------------------------

     Less than $1.00           273,536      8.1 years        $  0.71              230,336       $  0.70
      $1.01 - $2.00            783,347      7.0 years           1.31              697,972          1.30
      $2.01 - $4.00            192,875      8.4 years           2.75               61,196          2.88
   Greater than $4.00           41,500      5.1 years           9.37               41,126          9.42
                        ------------------                                 -----------------
   Total                     1,291,258                                          1,030,630
                        ==================                                 =================

In 2004, the Company recorded an expense of approximately $103,000 under the provision of SFAS No. 123 dealing with stock option grants to non-employees for stock option grants that were awarded to the employees of the Company's affiliates. The Company determines the fair value of the options granted to non-employees using the Black-Scholes valuation model and expenses that value over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten
(10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

12. Notes Payable to Certain Stockholders

In April 2003, all previously outstanding amounts due certain stockholders under certain notes bearing interest at 8.0% were paid in full.

13. Geographic Data

A summary of the Company's net revenue, operating (loss) income and long lived assets by geographic area as of and for the year ended December 31, is as follows (in thousands):

                                       Twelve Months Ended December 31,
                                 ----------------------------------------------
                                      2004           2003           2002
                                 ----------------------------------------------
    Net revenue:
    United States                $     43,163    $    64,305      $  69,612
    International                       8,207            554              -
                                 ----------------------------------------------
    Total net revenue            $     51,370       $ 64,859      $  69,612
                                 ==============================================

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004


13. Geographic Data (continued)


                                                Twelve Months Ended December 31,
                                         ----------------------------------------------
                                              2004           2003           2002
                                         ----------------------------------------------
    Operating (loss) income:
    United States                        $     (10,559)     $    893       $  9,100
    International                               (1,477)         (868)          (467)
                                         ----------------------------------------------
    Total operating (loss) income        $     (12,036)     $     25       $  8,633
                                         ==============================================




                                                                December 31,
                                                    -------------------------------------
     Long lived assets:                                    2004              2003
                                                    -------------------------------------

     United States                                       $   2,484         $  11,632
     International                                             486               576
                                                    -------------------------------------
     Total long lived assets                             $   2,970         $  12,208
                                                    =====================================



International revenues disclosed above were based upon revenues reported by the Company's foreign subsidiaries and joint ventures. No one international geographic market is greater than 10% of consolidated net revenue for the twelve months ended December 31, 2004.

14. Restructuring Charges

In 1999, in connection with the PIA Acquisition, the Company's Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructuring costs were composed of committed costs required to integrate the SPAR Companies' and the PIA Companies' field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings. At June 30, 2004, the Company evaluated its restructuring reserves and determined that certain restructuring reserves were no longer necessary (see
Note 3 - Impairment Charges).

In July 2004, as a result of the loss of several significant customers and the pending sale of the Company's largest customer, the Company entered into a plan to restructure and reduce its field force, as well as, its selling, general and administrative cost structure to reflect its lower revenue base. These reductions consist of personnel reductions, personnel related expenses and office closings. As a result of the July restructuring, the Company expensed approximately $480,000 in the quarter ending September 30, 2004, approximately $230,000 for severance benefits and approximately $250,000 for office leases that the Company ceased using. At December 31, 2004, the Company had approximately $250,000 reserved for future restructure payments that are expected to be paid in 2005. The Company records restructure expenses in the selling, general and administrative section of its consolidated operating statements.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2004

14. Restructuring Charges (continued)

The following table displays a roll forward of the liabilities for restructuring charges from January 1, 2001 to December 31, 2004 (in thousands):

                                                                 Equipment         Office
                                                 Employee         Lease            Lease
                                                Separation      Settlements      Settlements        Total
                                              --------------- ---------------- ---------------- --------------

January 1, 2001 balance                       $       487     $      2,770     $        544     $   3,801

Adjustments in restructuring charges                 (132)               -                -          (132)
2001 payments                                        (355)          (1,008)            (124)       (1,487)
                                              --------------- ---------------- ---------------- --------------
December 31, 2001 balance                     $         -     $      1,762     $        420     $   2,182

2002 payments                                           -             (593)               -          (593)
                                              --------------- ---------------- ---------------- --------------
December 31, 2002 balance                     $         -     $      1,169     $        420     $   1,589

Adjustments in restructuring charges                    -               98             (185)          (87)
2003 payments                                                         (817)                          (817)
                                              --------------- ---------------- ---------------- --------------
December 31, 2003, balance                    $         -     $        450     $        235     $     685

Impairment charge (see Note 3 - Impairment
Charges)                                                -             (450)            (235)         (685)
2004 restructure plan                                 230                -              250           480
2004 payments                                        (230)               -                -          (230)
                                              --------------- ---------------- ---------------- --------------
December 31, 2004, balance                    $         -     $          -     $        250     $     250
                                              =============== ================ ================ ==============

15. Net (Loss) Income Per Share

The following table sets forth the computations of basic and diluted net (loss) income per share (in thousands, except per share data):

                                                                 Twelve Months Ended December 31,
                                                         --------------------------------------------------
                                                               2004            2003             2002
                                                         --------------------------------------------------

    Numerator:
      Net (loss) income                                  $    (12,268)      $    (539)       $   5,298

    Denominator:
      Shares used in basic net (loss) income per share
        calculation                                            18,859          18,855           18,761
      Effect of diluted securities:
        Employee stock options                                      -               -              387
                                                         --------------------------------------------------
      Shares used in diluted net (loss) income per
         share calculations                                    18,859          18,855           19,148
                                                         ==================================================

    Basic and diluted net (loss) income per common
      share:                                                $   (0.65)      $   (0.03)      $     0.28

The computation of dilutive loss per share excluded anti-dilutive stock options to purchase approximately 430,000 and 657,000 shares as of December 31, 2004 and 2003, respectively.

16. Quarterly Financial Data (Unaudited)

Quarterly data for 2004 and 2003 was as follows (in thousands, except earnings per share data):

                                                                        Quarter
                                              -------------------------------------------------------------
                                                   First         Second          Third         Fourth
                                              -------------------------------------------------------------

    Year Ended December 31, 2004:
    Net revenues                                 $  12,803      $  11,932      $  10,683      $  15,952
    Gross profit                                     4,109          3,115          3,720          6,782
                                              -------------------------------------------------------------
    Net (loss) income                            $    (790)     $ (12,177)     $     210      $     489
                                              =============================================================

    Basic/diluted net (loss) income per
      common share                               $   (0.04)     $   (0.65)     $    0.01      $    0.03
                                              =============================================================

    Year Ended December 31, 2003:
    Net revenues                                 $  18,738        $17,351      $  16,615      $  12,155
    Gross profit                                     7,487          6,205          5,235          3,594
                                              -------------------------------------------------------------
    Net income (loss)                            $   1,278      $     608      $    (345)     $  (2,080)
                                              =============================================================

    Basic/diluted net income (loss) per
      common share                               $    0.07      $    0.03      $   (0.02)     $   (0.11)
                                              =============================================================


2004

The lost business and subsequent impairment charges were the primary factors for the losses incurred in the first two quarters of 2004. However, primarily as a result of the restructure plan initiated in the third quarter, the Company was profitable in the second half of 2004.

2003

In the fourth quarter 2003, the Company experienced certain charges to revenue and cost of sales that did not occur in 2004. These charges accounted for approximately 50% of the loss in 2003 fourth quarter. The Company also experienced lower revenues from per unit fee contracts in the fourth quarter resulting from decreased retail sales of some of the Company's larger clients' products, as well as the loss of a particular client earlier in the year.

                        SPAR Group, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

                                 (In thousands)

                                              Balance at       Charged to
                                             Beginning of       Costs and                   Balance at End
                                                Period           Expenses       Deductions      of Period
                                           -----------------------------------------------------------------
        Year ended December 31, 2004:
          Deducted from asset accounts:
             Allowance for doubtful
               accounts                          $   515        $     366        $   120 (1)    $   761
             Sales allowances                    $   448        $       -        $   448        $     -

        Year ended December 31, 2003:
          Deducted from asset accounts:
             Allowance for doubtful
               accounts                          $   301        $     377        $   163 (1)    $   515
             Sales allowances                    $     -        $     448        $       -      $   448

        Year ended December 31, 2002:
          Deducted from asset accounts:
             Allowance for doubtful
               accounts                          $   325        $     262        $   286 (1)    $   301


(1) Uncollectible accounts written off, net of recoveries