Form 10-Q
period 2005-03-31
SPAR GROUP INC
filed 2005-05-18
CIK 1004989

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(MARK ONE)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended MARCH 31, 2005
                                                               OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the   transition   period   from   ______   to   ___________


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



  On March 31, 2005, there were 18,858,972 shares of Common Stock outstanding.

                                SPAR GROUP, INC.

                                      Index


PART I:      FINANCIAL INFORMATION

Item 1:        Financial Statements

               Consolidated Balance Sheets
               as of March 31, 2005, and December 31, 2004.................... 3

               Consolidated Statements of Operations for the three months ended March 31, 2005, and 2004..................................4

               Consolidated Statements of Cash Flows for the
               three months ended March 31, 2005, and 2004.................... 5

               Notes to Consolidated Financial Statements......................6

Item 2:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................17

Item 3:        Quantitative and Qualitative Disclosures about Market Risk.....26

Item 4:        Controls and Procedures........................................27

Item 5:        Other Information..............................................27

PART II:     OTHER INFORMATION

Item 1:        Legal Proceedings..............................................28

Item 2:        Changes in Securities and Use of Proceeds......................28

Item 3:        Defaults upon Senior Securities................................28

Item 4:        Submission of Matters to a Vote of Security Holders............28

Item 5:        Other Information..............................................28

Item 6:        Exhibits and Reports on Form 8-K  .............................28

SIGNATURES....................................................................30

PART I:.FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                                SPAR GROUP, INC.
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                     MARCH 31,            DECEMBER 31,
                                                                       2005                   2004
                                                               ----------------------  --------------------
                                                                    (Unaudited)              (Note)
 ASSETS
 Current assets:
    Cash and cash equivalents                                  $          277           $         887
    Accounts receivable, net                                            9,851                  11,307
    Prepaid expenses and other current assets                             400                     657
                                                               ----------------------  --------------------
 Total current assets                                                  10,528                  12,851

 Property and equipment, net                                            1,363                   1,536
 Goodwill                                                                 798                     798
 Other assets                                                             541                     636
                                                               ----------------------  --------------------
 Total assets                                                  $       13,230           $      15,821
                                                               ======================  ====================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                           $        1,346           $       2,158
    Accrued expenses and other current liabilities                      2,527                   2,391
    Accrued expenses due to affiliates                                  1,020                     987
    Restructuring charges                                                  99                     250
    Customer deposits                                                   1,029                   1,147
    Lines of credit                                                     2,124                   4,956
                                                               ----------------------  --------------------
 Total current liabilities                                              8,145                  11,889

 Other long-term liabilities                                               15                      12
 Minority interest                                                        217                     206
                                                               ----------------------  --------------------
 Total liabilities                                                      8,377                  12,107

 Commitments and contingencies (Note - 12)

 Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized shares - 3,000,000
      Issued and outstanding shares - none                                  -                       -
    Common stock, $.01 par value:
      Authorized shares - 47,000,000
      Issued and outstanding shares -
        18,858,972 - March 31, 2005
        18,858,972 - December 31, 2004                                    189                     189
    Treasury stock                                                         (3)                   (108)
    Accumulated other comprehensive loss                                 (146)                    (86)
    Additional paid-in capital                                         10,936                  11,011
    Accumulated deficit                                                (6,123)                 (7,292)
                                                               ----------------------  --------------------
 Total stockholders' equity                                             4,853                   3,714
                                                               ----------------------  --------------------
 Total liabilities and stockholders' equity                    $       13,230           $      15,821
                                                               ======================  ====================

Note: The Balance Sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include any of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                                SPAR GROUP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)


                                                              THREE MONTHS ENDED
                                                          MARCH 31,         MARCH 31
                                                             2005             2004
                                                      ------------------------------------

Net revenues                                          $      14,521     $      12,803
Cost of revenues                                              8,651             8,694
                                                      ------------------------------------
Gross profit                                                  5,870             4,109

Selling, general and administrative expenses                  4,256             4,967
Depreciation and amortization                                   279               362
                                                      ------------------------------------
Operating income (loss)                                       1,335            (1,220)

Interest expense                                                 40                35
                                                      ------------------------------------
Income (loss) before provision for income taxes and           1,295            (1,255)
minority interest
Provision (benefit) for income taxes                             15              (465)
                                                      ------------------------------------
Net income (loss) before minority interest                    1,280              (790)
Minority interest                                               111                 -
                                                      ------------------------------------
Net income (loss)                                       $     1,169     $        (790)
                                                      ====================================

Basic/diluted net income (loss) per common share:

  Net income (loss)- basic/diluted                      $      0.06     $       (0.04)
                                                      ====================================

Weighted average common shares - basic                       18,859            18,859
                                                      ====================================

Weighted average common shares - diluted                     19,004            18,859
                                                      ====================================

See accompanying notes.

                                SPAR GROUP, INC.
                      Consolidated Statements of Cash Flows
                           (unaudited) (in thousands)

                                                                      THREE MONTHS ENDED
                                                                   MARCH 31         MARCH 31,
                                                                     2005             2004
                                                              ------------------------------------
 OPERATING ACTIVITIES
 Net income (loss)                                            $      1,169        $     (790)
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Minority interest earnings in subsidiaries                       111                 -

      Depreciation                                                     279               362

      Changes in operating assets and liabilities:
        Accounts receivable                                          1,456             2,541
        Prepaid expenses and other assets                              352              (821)
        Accounts payable, accrued expenses, other current
          liabilities and customer deposits                           (794)             (996)
        Accrued expenses due to affiliates                              33               580
        Restructuring charges                                         (151)                -
                                                              ------------------------------------
 Net cash provided by operating activities                           2,455               876

 INVESTING ACTIVITIES
 Purchases of property and equipment                                  (106)             (301)
 Acquisition of businesses                                               -              (453)
                                                              ------------------------------------
 Net cash used in investing activities                                (106)             (754)

 FINANCING ACTIVITIES
 Net payments on lines of credit                                    (2,832)             (195)
 Other long-term liabilities                                           (97)                5
 Proceeds from employee stock purchase plan and exercised
    options                                                             30                68
                                                              ------------------------------------
 Net cash used in financing activities                              (2,899)             (122)

 Translation loss                                                      (60)                -

 Net change in cash and cash equivalents                              (610)                -
 Cash and cash equivalents at beginning of period                      887                 -
                                                              ------------------------------------
 Cash and cash equivalents at end of period                   $        277      $          -
                                                              ====================================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
 Interest paid                                                $         48      $         35
                                                              ====================================

See accompanying notes.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

       The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report for 2004 on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on April 12, 2005 (the "Company's Annual Report for 2004 on Form 10-K"). The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.     BUSINESS AND ORGANIZATION

       The Company is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides database marketing, technology services, teleservices and marketing research.

       The Company's operations are divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising services, in-store product demonstrations, product sampling, database marketing, technology services, teleservices and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, drug store chains, convenience and grocery stores. The International Merchandising Services Division, established in July 2000, currently provides merchandising services through a wholly owned subsidiary in Canada, through 51% owned joint venture subsidiaries in Turkey, South Africa, India and through a 50% owned joint venture in Japan. The Company is scheduled to start operations in Romania in the second quarter of 2005 through a 51% owned joint venture subsidiary. In February 2005, the Company announced the establishment of a 50% owned joint venture in China. The Company's Chinese joint venture is currently awaiting government approval and expects to begin operations late in the third quarter of 2005.

3.      PRINCIPLES OF CONSOLIDATION

       The Company consolidates its 100% owned subsidiaries. The Company also consolidates its 51% owned joint venture subsidiaries and its 50% owned joint venture where the Company is the primary beneficiary because the Company believes this presentation is fairer and more meaningful. Rule 3A-02 of Regulation S-X, Consolidated Financial Statements of the Registrant and its

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

Subsidiaries, states that consolidated statements are presumed to be more meaningful, that majority owned subsidiaries (more than 50%) generally should be consolidated, and that circumstances may require consolidation of other subsidiaries to achieve a fairer presentation of its financial condition and results of operations. In addition, the Company has determined that under Financial Accounting Standards Board Interpretation Number 46, as revised December 2003, Consolidation of Variable Interest Entities ("FIN 46(R)"), the Company is the primary beneficiary of its 51% owned joint venture subsidiaries and its 50% owned joint ventures, which accordingly requires consolidation of those entities into the Company's financial statements. All significant intercompany accounts and transactions have been eliminated.

4.     MANAGEMENT'S PLANS CONCERNING CASH FLOW

       Management believes that based upon the Company's current level of earnings and the existing credit facilities, funding will be sufficient to support ongoing operations over the next twelve months. The Company is and has been in violation of certain covenants of its Credit Facility (see Note 7 - Lines of Credit) and expects to violate such covenants in the future. The Company's bank, Webster Business Credit Corporation, has issued waivers for past covenant violations; however, there can be no assurances that Webster will continue to issue such waivers in the future.

5.     RESTRUCTURING CHARGES

       In July 2004, as a result of the loss of several significant customers and the pending sale of the Company's largest customer, the Company entered into a plan to restructure and reduce its field force, as well as, its selling, general and administrative cost structure to reflect its lower revenue base. These reductions consisted of personnel reductions, personnel related expenses and office closings. As a result of the July restructuring, the Company expensed approximately $480,000 in the quarter ended September 30, 2004, approximately $230,000 for severance benefits and approximately $250,000 for office leases that the Company ceased using. At March 31, 2005, the Company had approximately $99,000 reserved for future restructure payments that are expected to be paid in 2005. The Company records restructure expenses in the selling, general and administrative section of its consolidated operating statements.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

6.     EARNINGS PER SHARE

       The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                               THREE MONTHS ENDED
                                      -------------------------------------
                                          MARCH 31,          MARCH 31,
                                            2005               2004
                                      ------------------ ------------------
Numerator:

   Net income (loss)                  $      1,169       $       (790)

Denominator:
   Shares used in basic earnings
   (loss) per share calculation             18,859             18,859

Effect of diluted securities:
   Employee stock options                      145                  -
                                      ------------------ ------------------

   Shares used in diluted earnings
   (loss) per share calculation             19,004             18,859
                                      ================== ==================

Basic and diluted earnings (loss)
per common share:

   Net income (loss) - basic and
   diluted                            $       0.06       $      (0.04)
                                      ================== ==================

        The computation of dilutive loss per share excluded anti-dilutive stock options to purchase approximately 501,000 shares for the three months ended March 31, 2004.

7.      LINES OF CREDIT

        In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provides a $7.0 million revolving credit facility that matures on January 23, 2006. The Company may borrow up to $7.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The Credit Facility bears interest at a rate based in part upon the earnings before interest, taxes, depreciation and amortization and depending upon the type of borrowing, is calculated based upon Webster's "Alternative Base Rate" or the London Inter Bank Offering Rate ("LIBOR"). At March 31, 2005 there were no LIBOR based loans and the interest rate calculated at Webster's Alternative Base Rate plus 0.75% totaled 6.5% per annum. The average interest rate for the three months ended March 31, 2005 was 6.1% per annum. The Credit Facility is secured by all of the

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

assets of the Company and its domestic subsidiaries. In addition, Mr. Robert Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provide personal guarantees totaling $1.0 million to Webster. The Credit Facility requires the Company satisfy certain financial covenants, including a minimum "Net Worth", a minimum "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum "EBITDA", as such terms are defined in the Credit Facility. The Credit Facility also limits certain expenditures by the Company, including capital expenditures and other investments.

       The Company was in violation of certain covenants at March 31, 2005, and expects to be in violation at future measurement dates. Webster issued a waiver for the March 31, 2005 covenant violations. However, there can be no assurances that Webster will issue such waivers in the future.

       The revolving loan balances outstanding under the Credit Facility were $1.2 million and $4.1 million at March 31, 2005, and December 31, 2004, respectively. There were letters of credit outstanding under the Credit Facility of approximately $700,000 at March 31, 2005, and December 31, 2004. As of March 31, 2005, the SPAR Group had unused availability under the Credit Facility of $2.3 million out of the remaining maximum $5.1 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

       In 2001, the Japanese joint venture SPAR FM Japan, Inc. entered into a revolving line of credit arrangement with Japanese banks for 300 million yen or $2.7 million (based upon the exchange rate at December 31, 2004). At December 31, 2004, SPAR FM Japan, Inc. had 100 million yen or approximately $900,000 loan balance outstanding under the line of credit. The line of credit is effectively guarantied by the Company and the joint venture partner, Paltac Corporation. The average interest rate on the borrowings under the Japanese line of credit for its short-term bank loans at December 31, 2004 was 1.375% per annum.

8.      RELATED-PARTY TRANSACTIONS

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

        SMS  and  SMSI  provided   approximately  99%  of  the  Company's  field
representatives (through its independent contractor field force) and approximately 92% of the Company's field management at a total cost of approximately $5.8 million and $7.7 million for the three months ended March 31, 2005, and 2004, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS's field force of approximately 6,300 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides approximately 50 full-time national,

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs, except that for 2004 SMSI agreed to concessions that reduced the premium paid by approximately $145,000 for the three months ended March 31, 2004. Total net premiums (4% of SMS and SMSI costs less 2004 concessions) paid to SMS and SMSI for services rendered were approximately $233,000 and $162,000 for the three months ended March 31, 2005, and 2004, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

        SIT provided substantially all of the Internet computer programming services to the Company at a total cost of approximately $210,000 and $380,000 for the three months ended March 31, 2005, and 2004, respectively. SIT provided approximately 6,700 and 10,000 hours of Internet computer programming services to the Company for the three months ended March 31, 2005, and 2004, respectively. Pursuant to the Amended and Restated Programming and Support
Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $31.27 and $36.62 for the three months ended March 31, 2005, and 2004, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the three months ended March 31, 2005, and 2004, respectively. However, since SIT is a "Subchapter S" corporation owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

        In November 2004 and January 2005, the Company entered into separate operating lease agreements between SMS and the Company's wholly owned subsidiaries, SPAR Marketing Force, Inc. ("SMF") and SPAR Canada Company ("SPAR Canada"). Each lease has a 36 month term and representations, covenants and defaults customary for the leasing industry. The SMF lease is for handheld computers to be used by field merchandisers in the performance of various merchandising services in the United States and had a monthly payment of $20,318. These handheld computers had an original purchase price of $632,200. The SPAR Canada lease is also for handheld computers to be used by field merchandisers in the performance of various merchandising services in Canada and had a monthly payment of $3,326. These handheld computers had an original purchase price of $105,000. In May 2005, the Company and SMS amended the lease agreements reducing the total monthly payment from $20,318 to $17,891 for SMF and from $3,326 to $2,972 for SPAR Canada. The amended monthly payments are based upon a lease factor of 2.83%.

        In March 2005, SMF entered into an additional 36 month lease with SMS for handheld computers. The lease factor is 2.83% and the monthly payment is $2,341. These handheld computers had an original purchase price of $82,727.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

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

        The following transactions occurred between the Company and the above affiliates (in thousands):

                                                        THREE MONTHS ENDED MARCH 31,
                                               -------------------------------------------
                                                       2005                 2004
                                               -------------------------------------------
    Services provided by affiliates:
      Independent contractor services (SMS)       $  4,844               $   6,361
                                               ===========================================

      Field management services (SMSI)            $    939               $   1,354
                                               ===========================================

      Handheld computer leases (SMSI)             $     63               $       -
                                               ===========================================

      Internet and software program
      consulting services (SIT)                   $    210               $     381
                                               ===========================================


     Accrued expenses due to affiliates (in thousands):      MARCH 31,      DECEMBER 31,
                                                                2005            2004
                                                          ---------------------------------

       SPAR Marketing Services, Inc.                      $      1,020         $     987
                                                          =================================


       In addition to the above, through the services of Affinity Insurance, Ltd., the Company purchases insurance coverage for its casualty and property insurance risk. The Company's CEO and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

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

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

        Under the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, no compensation cost has been recognized for the stock option grants to Company employees. Compensation cost for the Company's option grants to Company employees has been determined based on the fair value at the grant date consistent with the provisions of SFAS No.
123. If compensation cost had been recognized, the Company's net income (loss) and pro forma net income (loss) per share from continuing operations would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):

                                                           THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------------------
                                                             2005               2004
                                                      ---------------------------------------

   Net income (loss), as reported                       $    1,169         $     (790)
   Stock based employee compensation expense
     under the fair market value method                         25                156
                                                      ---------------------------------------
   Pro forma net income (loss)                          $    1,144         $     (946)

   Basic and diluted net income (loss) per share, as
     reported                                           $     0.06         $    (0.04)
   Basic and diluted net income (loss) per share,
     pro forma                                          $     0.06         $    (0.05)

       The pro forma effect on net income (loss) is not representative of the pro forma effect on net income (loss) in future years because the options vest over several years and additional awards may be made in the future.

       Under the provision of SFAS No. 123 dealing with non-employee stock option grants awarded to the employees of the Company's affiliates, for the three months ended March 31, 2005, the Company recorded an expense of approximately $14,000. For the three months ended March 31, 2004, as a result of the decrease in the market price of the Company's stock from December 31, 2003 to March 31, 2004, there was no expense under the provision of SFAS No. 123. The Company determines the fair value of the options granted to non-employees using the Black-Scholes valuation model and recovers amounts previously expensed or expenses that value over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

10.    TREASURY STOCK

        The Company initiated a share repurchase program in 2002, which allowed for the repurchase of up to 100,000 shares. In 2003, the Board of Directors authorized the repurchase of an additional 122,000 shares increasing the total to 222,000 shares.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

        The following table summarizes the Company's treasury stock activity from January 1, 2005 to March 31, 2005.

                                                 Quantity           Amount
                                             -----------------------------------

    Treasury Stock, January 1, 2005                  21,908       $  108,100

    Used to fulfill options exercised               (21,654)        (104,617)
                                             -----------------------------------

    TREASURY STOCK, MARCH 31, 2005                      254       $    3,483
                                             ===================================


11.    CUSTOMER DEPOSITS

       In June 2004, the Company received a non-refundable deposit of approximately $900,000 from a customer. The deposit is to be applied to future invoices for services that will be provided by the Company under a master service agreement through December 31, 2006. Each invoice will be reduced by 20% until the deposit is depleted. As of March 31, 2005, the outstanding balance was approximately $870,000.

12.     COMMITMENTS AND CONTINGENCIES

        INTERNATIONAL COMMITMENTS

       The Company's international model is to partner with local merchandising companies and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business. In 2001, the Company established its first joint venture and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India and Romania. The Company also announced the establishment of a joint venture in China. The Company's Chinese joint venture is currently awaiting government approval and expects to begin operations late in the third quarter of 2005.

        Certain of these joint ventures and joint venture subsidiaries are marginally profitable while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these joint ventures and joint venture subsidiaries.

        LEGAL MATTERS

        Safeway   Inc.   ("Safeway"),   filed  a   Complaint   against  the  PIA
Merchandising Co., Inc. ("PIA Co."), a wholly owned subsidiary of SGRP, and Pivotal Sales Company ("Pivotal"), a wholly owned subsidiary of PIA Co., and SGRP in Alameda Superior Court, case no. 2001028498 on October 24, 2001, and has subsequently amended it. Safeway alleges causes of action for breach of contract, breach of implied

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

contract, breach of fiduciary duty, conversion, constructive fraud, breach of trust, unjust enrichment, and accounting fraud. Safeway has most recently alleged monetary damages in the principal sum of $3,000,000 and alleged interest of $1,500,000 and has also demanded unspecified costs. PIA Co., Pivotal and SGRP filed cross-claims against Safeway on or about March 11, 2002, and amended them on or about October 15, 2002, alleging causes of action by them against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment and seeking damages and injunctive relief.
Mediation between the parties occurred in 2004, but did not result in a settlement. PIA Co., Pivotal and SGRP are vigorously defending Safeway's allegations. It is not possible at this time to determine the likelihood of the outcome of this lawsuit. However, if Safeway prevails respecting its allegations, and PIA Co., Pivotal and SGRP lose on their cross-claims and counterclaims, that result could have a material adverse effect on the Company. The Company anticipates that this matter will be resolved in 2005.

        In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

13.  GEOGRAPHIC DATA

        A summary of the Company's net revenue, operating income (loss) and long lived assets by geographic area for the three months ended March 31, 2005 and 2004, respectively, and as of March 31, 2005, and December 31, 2004, is as follows (in thousands):

                                              THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------------
                                              2005                    2004
                                        ----------------------------------------
    Net revenue:
    ------------
    United States                          $     10,800          $   12,664
    International                                 3,721                 139
                                        ----------------------------------------
    Total net revenue                      $     14,521          $   12,803
                                        ========================================

                                              THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------------
                                              2005                    2004
                                        ----------------------------------------
    Operating income (loss):
    ------------------------
    United States                          $        895          $     (890)
    International                                   440                (330)
                                        ----------------------------------------
    Total operating income (loss)          $      1,335          $   (1,220)
                                        ========================================

                                            MARCH 31,              DECEMBER 31,
                                        ----------------------------------------
    Long lived assets:                         2005                    2004
                                        ----------------------------------------

    United States                          $      2,281          $    2,484
    International                                   421                 486
                                        ----------------------------------------
    Total long lived assets                $      2,702          $    2,970
                                        ========================================

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

        International revenues disclosed above were based upon revenues reported by the Company's foreign subsidiaries and joint ventures. For the three months ended March 31, 2005, both the joint venture subsidiaries in Japan and South Africa each contributed 9% to the consolidated net revenue of the Company. The wholly-owned Canadian subsidiary contributed 7% of the consolidated net revenue of the Company.

14.  SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts receivable, net, consists of the following (in thousands):

                                                                   MARCH 31,       DECEMBER 31,
                                                               ------------------------------------
                                                                     2005              2004
                                                               ------------------------------------

 Trade                                                              $   5,990        $   8,178
 Unbilled                                                               4,365            3,600
 Non-trade                                                                172              290
                                                               ------------------------------------
                                                                       10,527           12,068
 Less:
 Allowance for doubtful accounts                                         (676)            (761)
                                                               ------------------------------------
                                                                    $   9,851       $   11,307
                                                               ====================================

Property and equipment consists of the following (in thousands):

                                                                   MARCH 31,       DECEMBER 31,
                                                               ------------------------------------
                                                                     2005              2004
                                                               ------------------------------------

 Equipment                                                         $   5,406        $   5,397
 Furniture and fixtures                                                  547              547
 Leasehold improvements                                                  138              138
 Capitalized software development costs                                1,726            1,629
                                                               ------------------------------------
                                                                       7,817            7,711
 Less accumulated depreciation and amortization                        6,454            6,175
                                                               ------------------------------------
                                                                   $   1,363        $   1,536
                                                               ====================================

                                                                   MARCH 31,        DECEMBER 31,
                                                               -------------------------------------
 Prepaid expenses and other current assets (in thousands):            2005              2004
                                                               -------------------------------------

 Prepaid insurance                                                 $     197        $     214
 Tax refund due                                                           62               62
 Prepaid rents                                                            49               49
 Other                                                                    92              332
                                                               ------------------------------------
                                                                   $     400        $     657
                                                               ====================================

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


15.      ISSUANCE OF OPTIONS

         On April 12, 2005, the Company issued non-qualified stock options to various employees and affiliates to acquire 500,030 shares of stock of SGRP at $1.26 per share, with the normal four year vesting provisions.

16.      FOREIGN CURRENCY RATE FLUCTUATIONS

         The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint venture. In the first quarter of 2005, these exposures are primarily concentrated in the Canadian dollar, Japanese yen and South African rand. For the three months ended March 31, 2005, international assets totaled $3.2 million and international liabilities totaled $5.8 million. For three months ended March 31, 2005, international revenues totaled $3.7 million and the Company's share of the net income was approximately $300,000.

17.      INTEREST RATE FLUCTUATIONS

         The Company is exposed to market risk related to the variable interest rate on its lines of credit. At March 31, 2005, the Company's outstanding debt totaled $2.1 million, which consisted of domestic variable-rate (6.5%) debt of $1.2 million and international variable rate (1.4%) debt of $0.9 million. Based on the three months ending March 31, 2005, average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the three months ended March 31, 2005 by approximately $6,000.

                                SPAR GROUP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

       STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2005 (THIS "QUARTERLY REPORT"), OF SPAR GROUP, INC. ("SGRP", AND TOGETHER WITH ITS SUBSIDIARIES, THE "SPAR GROUP" OR THE "COMPANY"), INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING, IN PARTICULAR AND WITHOUT LIMITATION, THE STATEMENTS CONTAINED IN THE DISCUSSIONS UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS, WHETHER EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS, TO NOT OCCUR OR BE REALIZED OR TO BE LESS THAN EXPECTED. SUCH FORWARD-LOOKING STATEMENTS GENERALLY ARE BASED UPON THE COMPANY'S BEST ESTIMATES OF FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENT, CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "BELIEVE", "ESTIMATE", "ANTICIPATE", "CONTINUE" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. YOU SHOULD CAREFULLY CONSIDER SUCH RISKS, UNCERTAINTIES AND OTHER INFORMATION, DISCLOSURES AND DISCUSSIONS, WHICH CONTAIN CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROVIDED IN THE FORWARD-LOOKING STATEMENTS.

       ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT ASSURE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED IN WHOLE OR IN PART. YOU SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED AND ANY OTHER CAUTIONARY STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 12, 2005 (THE "COMPANY'S ANNUAL REPORT FOR 2004 ON FORM 10-K"), AND THE CAUTIONARY STATEMENTS CONTAINED IN THIS QUARTERLY REPORT. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED BY THE RISK FACTORS (SEE ITEM 1 - CERTAIN RISK FACTORS) AND OTHER CAUTIONARY STATEMENTS IN THE COMPANY'S ANNUAL REPORT FOR 2004 ON FORM 10-K AND IN THIS QUARTERLY REPORT. THE COMPANY
UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

OVERVIEW
--------

       In the United States, the Company provides merchandising services to manufacturers and retailers principally in mass merchandiser, drug store, grocery, and other retail trade classes through its Domestic Merchandising Services Division. Internationally, the Company provides in-store merchandising services through a wholly owned subsidiary in Canada, 51% owned joint venture subsidiaries in Turkey, South Africa and India and a 50% owned joint venture in Japan. In December 2004, the Company established a 51% owned joint venture subsidiary in Romania. In February 2005, the Company

                                SPAR GROUP, INC.


established a 50% owned joint venture in China. For the three months ended March 31, 2005, the Company consolidated Canada, Turkey, South Africa, India and Japan into the Company's financial statements. Romania and China did not have operations for the three months ended March 31, 2005.


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

        June 2003, the Company entered Canada by acquiring an existing business through its wholly-owned Canadian subsidiary headquartered in Toronto.

        July 2003, the Company entered Turkey through a 51% owned joint venture subsidiary headquartered in Istanbul.

        April 2004, the Company entered South Africa through a 51% owned joint venture subsidiary headquartered in Durban.

                                SPAR GROUP, INC.


        April 2004, the Company entered India through a 51% owned joint venture subsidiary headquartered in New Delhi.

        December 2004, the Company established a 51% owned joint venture subsidiary headquartered in Bucharest, Romania. Operations are expected to start in the second quarter of 2005.

        In February 2005, the Company announced the establishment of a 50% owned joint venture headquartered in Hong Kong. The Company's Chinese joint venture is currently awaiting government approval, and operations are expected to start in the third quarter of 2005.


CRITICAL ACCOUNTING POLICIES
----------------------------

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

                                SPAR GROUP, INC.

       ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES ALLOWANCES

       The Company continually monitors the validity of its accounts receivable based upon current customer credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $676,000 and $761,000 at March 31, 2005, and December 31, 2004, respectively.

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

       The Company capitalized $97,000 and $184,000 of costs related to software developed for internal use in the three months ended March 31, 2005 and 2004, respectively.

                                SPAR GROUP, INC.


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO THREE MONTHS ENDED MARCH 31, 2004
--------------------------------------------------------------------------------

       The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

                                                                                   Three Months Ended
                                                   --------------------------------------------------------------------------------
                                                              March 31, 2005                     March 31, 2004
                                                                                                                         Increase
                                                            Amount            %              Amount              %      (decrease)%
                                                            ------            -              ------              -      ----------

Net revenues                                            $   14,521           100.0%         $ 12,803           100.0%      13.4%

Cost of revenues                                             8,651            59.6             8,694            67.9       (0.5)

Selling, general and administrative expense                  4,256            29.3             4,967            38.8      (14.3)

Depreciation and amortization                                  279             1.9               362             2.8      (23.0)

Interest expense                                                40             0.3                35             0.3       17.7
                                                   ---------------- --------------- ----------------- ----------------

Income (loss) before provision for income taxes
   and minority interest                                     1,295             8.9           (1,255)            (9.8)         -

Provision (benefit) for income tax                              15             0.1             (465)            (3.6)         -
                                                   ---------------- --------------- ----------------- ----------------

Net income (loss) before minority interest                   1,280             8.8             (790)            (6.2)         -

Minority interest                                              111             0.8                -                -          -
                                                   ---------------- --------------- ----------------- ----------------

Net income (loss)                                        $   1,169             8.0%         $  (790)            (6.2)%        -
                                                   ================ =============== ================= ================

NET REVENUES

       Net revenues for the three months ended March 31, 2005, were $14.5 million, compared to $12.8 million for the three months ended March 31, 2004, an increase of 13.4%. For the first quarter domestic revenue decreased $1.9 million or 14.7% to $10.8 million, compared to $12.7 million a year ago. The decrease in domestic revenue is a result of the loss of several significant customers partially offset by revenue from new customers. Internationally, revenue for the first quarter increased to $3.7 million from $139,000 last year, primarily as a result of the Japan consolidation, the South African acquisition and a stronger performance from our Canadian operations.

                                SPAR GROUP, INC.

       One customer accounted for 17% and 7% of the Company's net revenue for the three months ended March 31, 2005, and 2004, respectively. This customer also accounted for approximately 25% and 29% of accounts receivable at March 31, 2005, and December 31, 2004, respectively.

       A second customer accounted for 16% and 44% of the Company's net revenues for the three months ended March 31, 2005 and 2004, respectively. This customer also accounted for approximately 12% and 4% of accounts receivable at March 31, 2005 and December 31, 2004, respectively. In 2004, this customer was a division of a major retailer. This customer was sold by its parent on August 2, 2004. In the first quarter of 2005 the Company performed a project that resulted in $1.9 million of revenue for this customer. Even with this project revenue, the Company saw a significant decline in net revenue from this customer and expects the decline to continue in 2005.

       Approximately 10% and 15% of the Company's net revenues for the three months ended March 31, 2005, and 2004, respectively, resulted from merchandising services performed for customers at Kmart. These customers also accounted for approximately 11% and 22% of accounts receivable at March 31, 2005 and December 31, 2004, respectively. While the contractual relationships or agreements are with various customers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

       In addition, approximately 10% of the Company's net revenue for the three months ended March 31, 2005 resulted from merchandising services performed for customers at Circuit City. These customers also accounted for approximately 12% and 16% of accounts receivable at March 31, 2005 and December 31, 2004, respectively. While the contractual relationships or agreements are with various customers and not Circuit City, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

       Failure to attract new large customers could significantly impede the growth of the Company's revenues, which could have a material adverse effect on the Company's future business, results of operations and financial condition.

COST OF REVENUES

       Cost of revenues from operations consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 59.6% for the three months ended March 31, 2005, compared to 67.9% for the three months ended March 31, 2004. The decrease is primarily a result of the Company restructuring its domestic field force to reflect its reduction of business.

       Approximately 88% and 89% of the Company's domestic cost of revenue in the three months ended March 31, 2005, and 2004, respectively, resulted from in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (see Note 8 - Related-Party Transactions).

                                SPAR GROUP, INC.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling,  general and administrative expenses include corporate overhead,
project  management,   information  technology,  executive  compensation,  human
resource, legal and accounting expenses.

        Selling, general and administrative expenses decreased by $0.7 million, or 14.3%, for the three months ended March 31, 2005, to $4.3 million compared to $5.0 million for the three months ended March 31, 2004. Domestic selling, general and administrative expenses totaled $3.2 million for 2005 and were reduced $1.4 million from $4.6 million in 2004. The reduction of 30.2% was primarily due to cost reduction programs initiated in 2004 as a result of the loss of certain large customers. The domestic cost reductions were partially offset by increases of $0.7 million in international selling, general and administrative expenses resulting from the consolidation of Japan, and the operations of South Africa, Turkey and India joint venture subsidiaries that did not have operations last year.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization charges of $0.3 million for the three months ended March 31, 2005 was consistent with $0.4 million in the same period for 2004.

INCOME TAXES

       The Company recorded an income tax provision of $15,000 for the three months ended March 31, 2005. The provision was primarily for minimum state taxes. There was no provision for federal tax for the three months ended March 31, 2005 since the Company expects to utilize net operating loss carryforwards previously reserved to offset any federal taxes due. For the three months ended March 31, 2004, the income tax benefit represents a combined federal and state income tax rate of 37%.

MINORITY INTEREST

        Minority interest of approximately $111,000 resulted from the operations of the 51% owned joint venture subsidiaries and the 50% owned joint venture for the three months ended March 31, 2005.

NET INCOME

       The Company had a net income of $1.2 million for the three months ended March 31, 2005, or $0.06 per diluted share, compared to a net loss of $0.8 million, or $0.04 per share, for the corresponding period last year.

                                SPAR GROUP, INC.

LIQUIDITY AND CAPITAL RESOURCES

       In the three months ended March 31, 2005, the Company had a net income of $1.2 million.

       Net cash provided by operating activities for the three months ended March 31, 2005, was $2.5 million, compared to net cash provided by operating activities of $0.9 million for the three months ended March 31, 2004. The increase of $1.6 million in cash provided by operating activities is primarily due to net operating income, reductions in prepaid expenses and other assets partially offset by lower reductions in accounts receivables, as well as, restructuring payments.

       Net cash used in investing activities for the three months ended March 31, 2005, was $0.1 million compared to net cash used in investing activities of $0.8 million for the three months ended March 31, 2004. The decrease in net cash used in investing activities was a result of no acquisitions and lower purchases of property and equipment in 2005.

       Net cash used in financing activities for the three months ended March 31, 2005, was $2.9 million, compared to net cash used in financing activities of $0.1 million for the three months ended March 31, 2004. The increase of net cash used in financing activities was primarily a result of higher net payments on the lines of credit.

        The above activity resulted in a reduction in cash and cash equivalents for the three months ended March 31, 2005 of $0.6 million.

       At March 31, 2005, the Company had positive working capital of $2.4 million, as compared to a positive working capital of $1.0 million at December 31, 2004. The increase in working capital is due primarily to reductions in accounts payable and lines of credit, partially offset by reduced accounts receivable. The Company's current ratio was 1.29 at March 31, 2005 and 1.08 at December 31, 2004.

       In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provides a $7.0 million revolving credit facility that matures on January 23, 2006. The Company may borrow up to $7.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The Credit Facility bears interest at a rate based in part upon the earnings before interest, taxes, depreciation and amortization and depending upon the type of borrowing, is calculated based upon Webster's "Alternative Base Rate" or the London Inter Bank Offering Rate ("LIBOR"). At March 31, 2005 there were no LIBOR based loans and the interest rate calculated at Webster's Alternative Base Rate plus 0.75% totaled 6.5% per annum. The average interest rate for the three months ended March 31, 2005 was 6.1% per annum. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. In addition, Mr. Robert Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provide personal guarantees totaling $1.0 million to Webster. The Credit Facility requires the Company satisfy certain financial covenants, including a minimum "Net Worth", a minimum "Fixed Charge Coverage Ratio", a capital expenditure limitation and a minimum "EBITDA", as such terms are defined in the

                                SPAR GROUP, INC.

Credit Facility. The Credit Facility also limits certain expenditures by the Company, including capital expenditures and other investments.

       The Company was in violation of certain covenants at March 31, 2005, and expects to be in violation at future measurement dates. Webster issued a waiver for the March 31, 2005 covenant violations. However, there can be no assurances that Webster will issue such waivers in the future.

       The revolving loan balances outstanding under the Credit Facility were $1.2 million and $4.1 million at March 31, 2005, and December 31, 2004, respectively. There were letters of credit outstanding under the Credit Facility of approximately $700,000 at March 31, 2005, and December 31, 2004. As of March 31, 2005, the SPAR Group had unused availability under the Credit Facility of $2.3 million out of the remaining maximum $5.1 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

       In 2001, the Japanese joint venture SPAR FM Japan, Inc. entered into a revolving line of credit arrangement with Japanese banks for 300 million yen or $2.7 million (based upon the exchange rate at December 31, 2004). At December 31, 2004, SPAR FM Japan, Inc. had 100 million yen or approximately $900,000 loan balance outstanding under the line of credit. The line of credit is effectively guarantied by the Company and the joint venture partner, Paltac Corporation. The average interest rate on the borrowings under the Japanese line of credit for its short-term bank loans at December 31, 2004 was 1.375% per annum.

       The Company's international model is to partner with local merchandising companies and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business. In 2001, the Company established its first joint venture in Japan and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India and Romania. In February 2005, the Company announced the establishment of a joint venture in China. The Company's Chinese joint venture is currently awaiting government approval, and operations are expected to start in the third quarter of 2005.

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

                                SPAR GROUP, INC.


CERTAIN CONTRACTUAL OBLIGATIONS

       The following table contains a summary of certain of the Company's contractual obligations by category as of March 31, 2005 (in thousands).

          CONTRACTUAL OBLIGATIONS                                   PAYMENTS DUE BY PERIOD
                                               Total       Less than 1    1-3 years     3-5 years     More than 5
                                                              year                                       years
Credit Facility                                 $2,124        $2,124       $     -        $    -          $    -
Operating Lease Obligations                      1,990         1,027           944            19               -
Total                                           $4,114        $3,151       $   944        $   19          $    -


       The Company also had approximately $700,000 in outstanding Letters of Credit at March 31, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

       The Company is exposed to market risk related to the variable interest rate on its lines of credit. At March 31, 2005, the Company's outstanding debt totaled $2.1 million, which consisted of domestic variable-rate (6.5%) debt of $1.2 million and international variable rate (1.4%) debt of $0.9 million. Based on the three months ending March 31, 2005, average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the three months ended March 31, 2005 by approximately $6,000.

       The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint venture. In the first quarter of 2005, these exposures are primarily concentrated in the Canadian dollar, Japanese yen and South African rand. For the three months ended March 31, 2005, international assets totaled $3.2 million and international liabilities totaled $5.8 million. For three months ended March 31, 2005, international revenues totaled $3.7 million and the Company's share of the net income was approximately $300,000.

                                SPAR GROUP, INC.


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

       There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the three months covered by this report or from the end of the reporting period to the date of this Form 10-Q.

The Company has established a plan and has begun to document and test its domestic internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

ITEM 5.  OTHER INFORMATION.


         None

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


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS.

         10.1 Amended and Restated Equipment Leasing Schedule 001 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of November 1, 2004, relating to lease of handheld computer equipment, as filed herewith.

         10.2 Amended and Restated Equipment Leasing Schedule 002 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of January 4, 2005, relating to lease of handheld computer equipment, as filed herewith.

                                SPAR GROUP, INC.

         10.3 Amended and Restated Equipment Leasing Schedule 003 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of January 31, 2005, relating to lease of handheld computer equipment, as filed herewith.

         10.4 Amended and Restated Equipment Leasing Schedule 001 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Canada Company dated as of January 4, 2005, relating to lease of handheld computer equipment, as filed herewith.

         10.5 Equipment Leasing Schedule 004 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of March 24, 2005, relating to lease of handheld computer equipment, as filed herewith.

         10.6 Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of March 31, 2005, as filed herewith.

         10.7 Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of May 11, 2005, as filed herewith.

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

       REPORTS ON FORM 8-K.

         1. Periodic Report on Form 8-K, dated May 5, 2005 filed with the U.S. Securities and Exchange Commission on May 10, 2005, respecting the earnings press release for the first quarter ended March 31, 2005.

                                SPAR GROUP, INC.


                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





       Date:  May 18, 2005           SPAR Group, Inc., Registrant


                                     By: /s/ Charles Cimitile
                                         ---------------------------------------
                                         Charles Cimitile
                                         Chief Financial Officer, Treasurer,
                                         Secretary and duly authorized signatory