Form 10-Q
period 2005-06-30
SPAR GROUP INC
filed 2005-08-15
CIK 1004989

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------



(MARK ONE)

X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 for the second quarterly period ended JUNE 30, 2005

                                                               OR

_     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 for the transition  period from  ____________________ to
_____________________


--------------------------------------------------------------------------------
                         Commission file number: 0-27824


                                SPAR GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                              33-0684451
      State of Incorporation            IRS Employer Identification No.

          580 White Plains Road, Suite 600, Tarrytown, New York, 10591 (Address of principal executive offices, including zip code)

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

  On June 30, 2005, there were 18,881,397 shares of Common Stock outstanding.

--------------------------------------------------------------------------------


                                SPAR GROUP, INC.

                                      Index

PART I:         FINANCIAL INFORMATION

Item 1:               Financial Statements

                      Consolidated Balance Sheets

                      as of June 30, 2005, and December 31, 2004...................................... 3

                      Consolidated Statements of Operations for the three
                      months and six months ended June 30, 2005, and 2004..............................4

                      Consolidated Statements of Cash Flows for the

                      six months ended June 30, 2005, and 2004........................................ 5

                      Notes to Consolidated Financial Statements.......................................6

Item 2:               Management's Discussion and Analysis of Financial

                      Condition and Results of Operations.............................................17

Item 3:               Quantitative and Qualitative Disclosures about Market Risk......................30

Item 4:               Controls and Procedures.........................................................31

Item 5:               Other Information...............................................................31

PART II:        OTHER INFORMATION

Item 1:               Legal Proceedings...............................................................32

Item 2:               Changes in Securities and Use of Proceeds.......................................32

Item 3:               Defaults upon Senior Securities.................................................32

Item 4:               Submission of Matters to a Vote of Security Holders.............................32

Item 5:               Other Information...............................................................32

Item 6:               Exhibits  ......................................................................32

SIGNATURES............................................................................................33

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                SPAR GROUP, INC.
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                      JUNE 30,   DECEMBER 31,
                                                       2005         2004
                                                     --------     --------
                                                    (Unaudited)    (Note)
 ASSETS
 Current assets:
   Cash and cash equivalents                         $  1,158     $    887
   Accounts receivable, net                            10,526       11,307
   Prepaid expenses and other current assets              423          657
                                                     --------     --------
Total current assets                                   12,107       12,851

Property and equipment, net                             1,242        1,536
Goodwill                                                  798          798
Other assets                                              198          636
                                                     --------     --------
Total assets                                         $ 14,345     $ 15,821
                                                     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $  1,533     $  2,158
   Accrued expenses and other current liabilities       3,039        2,391
   Accrued expenses due to affiliates                     714          987
   Restructuring charges                                   99          250
   Customer deposits                                    1,316        1,147
   Lines of credit                                      2,449        4,956
                                                     --------     --------
Total current liabilities                               9,150       11,889

Other long-term liabilities                                56           12
Minority interest                                         117          206
                                                     --------     --------
Total liabilities                                       9,323       12,107

Commitments and contingencies (Note - 11)

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 3,000,000

     Issued and outstanding shares - none                   -            -
   Common stock, $.01 par value:

     Authorized shares - 47,000,000
     Issued and outstanding shares -
       18,881,397 - June 30, 2005
       18,858,972 - December 31, 2004                     189          189
   Treasury stock                                          (3)        (108)
   Accumulated other comprehensive loss                  (175)         (86)
   Additional paid-in capital                          11,018       11,011
   Accumulated deficit                                 (6,007)      (7,292)
                                                     --------     --------
Total stockholders' equity                              5,022        3,714
                                                     --------     --------
Total liabilities and stockholders' equity           $ 14,345     $ 15,821
                                                     ========     ========

Note: The Balance Sheet at December 31, 2004, is an excerpt from the audited financial statements at that date but does not include any of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                                SPAR GROUP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE 30,     JUNE 30      JUNE 30,     JUNE 30,
                                                       2005         2004         2005         2004
                                                     --------     --------     --------     --------
Net revenues                                         $ 12,800     $ 11,933     $ 27,321     $ 24,736
Cost of revenues                                        8,169        8,816       16,820       17,511
                                                     --------     --------     --------     --------
Gross profit                                            4,631        3,117       10,501        7,225

Selling, general and administrative expenses            4,242        5,477        8,498       10,445
Impairment charges                                          -        8,141            -        8,141
Depreciation and amortization                             272          369          551          730
                                                     --------     --------     --------     --------
Operating income (loss)                                   117      (10,870)       1,452      (12,091)

Interest expense                                           33           64           73           98
Other (income) expense                                    (13)           7          (13)           8
                                                     --------     --------     --------     --------
Income (loss) before provision for income
taxes and minority interest                                97      (10,941)       1,392      (12,197)
Provision for income taxes                                 15        1,236           30          771
                                                     --------     --------     --------     --------
Income (loss) before minority interest                     82      (12,177)       1,362      (12,968)
Minority interest                                         (34)           -           77            -
                                                     --------     --------     --------     --------
Net income (loss)                                    $    116     $(12,177)    $  1,285     $(12,968)
                                                     ========     ========     ========     ========

Basic/diluted net income (loss) per common share:

  Net income (loss)- basic/diluted                   $   0.01     $  (0.65)    $   0.07     $  (0.69)
                                                     ========     ========     ========     ========

Weighted average common shares - basic                 18,870       18,859       18,865       18,859
                                                     ========     ========     ========     ========

Weighted average common shares - diluted               19,550       18,859       19,202       18,859
                                                     ========     ========     ========     ========

See accompanying notes.

                                SPAR GROUP, INC.
                      Consolidated Statements of Cash Flows
                           (unaudited) (in thousands)



                                                              SIX MONTHS ENDED
                                                            JUNE 30,    JUNE 30,
                                                             2005         2004
                                                            -------      ------
OPERATING ACTIVITIES
Net cash provided by operating activities                     3,045       3,089

INVESTING ACTIVITIES
Purchases of property and equipment                            (257)       (824)
Acquisition of businesses                                         -        (399)
                                                            -------      ------
Net cash used in investing activities                          (257)     (1,223)

FINANCING ACTIVITIES
Net payments on lines of credit                              (2,507)     (2,228)
Other long-term liabilities                                    (122)        243
Proceeds from employee stock purchase plan and exercised
   options                                                      112         119
                                                            -------      ------
Net cash used in financing activities                        (2,517)     (1,866)

Net change in cash and cash equivalents                         271           -
Cash and cash equivalents at beginning of period                887           -
                                                            -------      ------
Cash and cash equivalents at end of period                  $ 1,158      $    -
                                                            =======      ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest paid                                               $    75     $   103

See accompanying notes.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

       The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report for 2004 on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on April 12, 2005 (the "Company's Annual Report for 2004 on Form 10-K"). The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.     BUSINESS AND ORGANIZATION

       The Company is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, database marketing, technology services, teleservices and marketing research.

       The Company's operations are divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising services, in-store event staffing, product sampling, database marketing, technology services, teleservices and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, drug store and electronics chains, convenience and grocery stores. The International Merchandising Services Division, established in July 2000, currently provides merchandising services through a wholly owned subsidiary in Canada, through 51% owned joint venture subsidiaries in Turkey, South Africa, India, Romania and through a 50% owned joint venture in Japan. In February 2005, the Company announced the establishment of a 50% owned joint venture in China. The Company's Chinese joint venture is expected to be operational before the end of 2005.

3.     PRINCIPLES OF CONSOLIDATION

       The Company consolidates its 100% owned subsidiaries. In addition, the Company has determined that under Financial Accounting Standards Board Interpretation Number 46, as revised December 2003, Consolidation of Variable Interest Entities ("FIN 46(R)"), the Company is the primary beneficiary of its 51% owned joint venture subsidiaries and its 50% owned joint venture, and accordingly, consolidates those entities into the Company's financial statements. All significant intercompany accounts and transactions have been eliminated.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

4.     RESTRUCTURING CHARGES

       In July 2004, as a result of the loss of several significant customers and the pending sale of the Company's largest customer, the Company entered into a plan to restructure and reduce its field force, as well as, its selling, general and administrative cost structure to reflect its lower revenue base. These reductions consisted of personnel reductions, personnel related expenses and office closings. As a result of the July restructuring, the Company expensed approximately $480,000 in the quarter ended September 30, 2004, approximately $230,000 for severance benefits and approximately $250,000 for office leases that the Company ceased using. At June 30, 2005, the Company had approximately $99,000 reserved for future restructure payments that are expected to be paid in 2005. The Company records restructure expenses in the selling, general and administrative section of its consolidated operating statements.

5.     EARNINGS PER SHARE

       The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                      --------    --------     --------    --------
                                      JUNE 30,     JUNE 30,    JUNE 30,     JUNE 30,
                                        2005        2004         2005        2004
                                      --------    --------     --------    --------
Numerator:

   Net income (loss)                  $    116    $(12,177)    $  1,285    $(12,968)

Denominator:
   Shares used in basic earnings
   (loss) per share calculation         18,870      18,859       18,865      18,859

Effect of diluted securities:
   Employee stock options                  680           -          337           -
                                      --------    --------     --------    --------

   Shares used in diluted earnings
   (loss) per share calculation         19,550      18,859       19,202      18,859
                                      ========    ========     ========    ========

Basic and diluted earnings (loss)
per common share:

   Net income (loss) - basic and
   diluted                            $   0.01    $  (0.65)    $   0.07    $  (0.69)
                                      ========    ========     ========    ========

       The computation of dilutive loss per share excluded anti-dilutive stock options to purchase approximately 370,000 and 795,000 shares for the three months and six months ended June 30, 2004, respectively.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


6.     LINES OF CREDIT

       In January 2003, the Company and Webster Business Credit Corporation ("Webster"), then known as Whitehall Business Credit Corporation, entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provides a $7.0 million revolving credit facility that matures on January 23, 2006. The Company may borrow up to $7.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). The Credit Facility bears interest at a rate based in part upon the earnings before interest, taxes, depreciation and amortization and depending upon the type of borrowing, is calculated based upon Webster's "Alternative Base Rate" or the London Inter Bank Offering Rate ("LIBOR"). At June 30, 2005, there were no LIBOR based loans and the interest rate calculated at Webster's Alternative Base Rate plus 0.75% totaled 6.75% per annum. The average interest rate for the six months ended June 30, 2005, was 6.4% per annum. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. In addition, Mr. Robert Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provide personal guarantees totaling $1.0 million to Webster. The Credit Facility requires the Company satisfy certain financial covenants, including a minimum "Net Worth", a minimum "Fixed Charge Coverage Ratio", and a minimum "EBITDA", as such terms are defined in the Credit Facility. The Credit Facility also limits certain expenditures by the Company, including capital expenditures and other investments.

       The Company was in violation of certain covenants at June 30, 2005, and Webster has issued a waiver for those violations. The Company is currently negotiating with Webster to amend the existing covenants. If amended, the Company expects that it will comply with the amended covenants in future periods. However, there can be no assurances that the Company will be able to comply with the amended covenants and that if the Company violates the amended covenants, Webster will continue to issue such waivers in the future.

       The revolving loan balances outstanding under the Credit Facility were $1.5 million and $4.1 million at June 30, 2005, and December 31, 2004, respectively. There were letters of credit outstanding under the Credit Facility of approximately $700,000 at June 30, 2005, and December 31, 2004. As of June 30, 2005, the SPAR Group had unused availability under the Credit Facility of $3.5 million out of the remaining maximum $4.8 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

         In 2001, the Japanese joint venture SPAR FM Japan, Inc. entered into a revolving line of credit arrangement with Japanese banks for 300 million yen or $2.7 million (based upon the exchange rate at June 30, 2005). At June 30, 2005, SPAR FM Japan, Inc. had 100 million yen or approximately $900,000 loan balance outstanding under the line of credit. The line of credit is guarantied by the joint venture partner, Paltac Corporation ("Paltac"). The Company has agreed to reimburse Paltac for 50% of any payment made by Paltac as a result of this Guaranty. The average interest rate on the borrowings under the Japanese line of credit for the six months ended June 30, 2005, was 1.375% per annum.

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

       SMS and SMSI provided approximately 99% of the Company's field representatives (through its independent contractor field force) and approximately 89% of the Company's field management at a total cost to the Company of approximately $11.0 million and $14.4 million for the six months ended June 30, 2005, and 2004, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS's field force of approximately 5,200 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides approximately 40 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs, except that for 2004 SMSI agreed to concessions that reduced the premium paid by approximately $234,000 for the six months ended June 30, 2004. Total net premiums (4% of SMS and SMSI costs less 2004 concessions) paid to SMS and SMSI for services rendered were approximately $420,000 and $550,000 for the six months ended June 30, 2005, and 2004, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

       SIT provided substantially all of the Internet computer programming services to the Company at a total cost of approximately $424,000 and $715,000 for the six months ended June 30, 2005, and 2004, respectively. SIT provided approximately 14,000 and 20,000 hours of Internet computer programming services to the Company for the six months ended June 30, 2005, and 2004, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $30.62 and $35.39 for the six months ended June 30, 2005, and 2004, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the six months ended June 30, 2005, and 2004, respectively. However, since SIT is a "Subchapter S" corporation owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

       In November  2004 and January  2005,  the Company  entered into  separate
operating  lease   agreements   between  SMS  and  the  Company's  wholly  owned
subsidiaries,  SPAR Marketing Force, Inc.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

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

       The following transactions occurred between the Company and the above affiliates (in thousands):

                                           THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                             ---------------------      --------------------
                                              2005          2004          2005         2004
                                             -------      --------      -------      -------
     Services provided by affiliates:
       Independent contractor services
          (SMS)                              $ 4,369      $  5,397      $ 9,154      $11,758
                                             =======      ========      =======      =======
       Field management services (SMSI)      $   912      $  1,250      $ 1,879      $ 2,634
                                             =======      ========      =======      =======
       Handheld computer leases (SMS)        $    70       $     -      $   127      $     -
                                             =======      ========      =======      =======
       Internet and software program
       consulting services (SIT)             $   214      $    334      $   424      $   715
                                             =======      ========      =======      =======

       Accrued expenses due to affiliates (in thousands): JUNE 30,  DECEMBER 31,
                                                           2005         2004
                                                           ----        ----
       SPAR Marketing Services, Inc.                       $714        $987
                                                           ====        ====

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

       In addition to the above, through the services of Affinity Insurance, Ltd. ("Affinity"), the Company purchases insurance coverage for its casualty and property insurance risk. The Company's CEO and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

8.     STOCK-BASED COMPENSATION

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

                                                            SIX MONTHS ENDED JUNE 30,
                                                            ----------------------
                                                              2005           2004
                                                            --------      --------

     Net income (loss), as reported                         $  1,285      $(12,968)
     Stock based employee compensation expense
       under the fair market value method                        211           342
                                                            --------      --------
     Pro forma net income (loss)                            $  1,074      $(13,310)

     Basic and diluted net income (loss) per share, as
       reported                                             $   0.07      $  (0.69)
     Basic and diluted net income (loss) per share,
       pro forma                                            $   0.06      $  (0.71)

       The pro forma effect on net income (loss) is not representative of the pro forma effect on net income (loss) in future years because the options vest over several years and additional awards may be made in the future.

       Under the provision of SFAS No. 123 dealing with non-employee stock option grants awarded to the employees of the Company's affiliates, for the six months ended June 30, 2005, the Company recorded an expense of approximately $72,000. For the six months ended June 30, 2004, as a result of the decrease in the market price of the Company's stock from December 31, 2003 to June 30, 2004, there was a recovery of amounts previously expensed of approximately $60,000 under the provision of SFAS

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

No. 123. The Company determines the fair value of the options granted to non-employees using the Black-Scholes valuation model and recovers amounts previously expensed or expenses that value over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

9.     TREASURY STOCK

       The Company initiated a share repurchase program in 2002, which allowed for the repurchase of up to 100,000 shares. In 2003, the Board of Directors authorized the repurchase of an additional 122,000 shares increasing the total to 222,000 shares.

       The following table summarizes the Company's treasury stock activity from January 1, 2005, to June 30, 2005.

                                                Quantity        Amount
                                                -------        --------

       Treasury Stock, January 1, 2005           21,908       $ 108,100

       Used to fulfill options exercised        (21,654)       (104,617)
                                                -------        --------

       TREASURY STOCK, JUNE 30, 2005                254       $   3,483
                                                =======       =========

10.    CUSTOMER DEPOSITS

       Customer deposits at June 30, 2005, were $1.3 million. Approximately $870,000 is associated with a non-refundable deposit received by the Company in June 2004 from a customer. The deposit is to be applied to future invoices for services that will be provided by the Company under a master service agreement through December 31, 2006. Each invoice will be reduced by 20% until the deposit is depleted. At June 30, 2005, the outstanding balance for this customer was approximately $870,000.

11.    COMMITMENTS AND CONTINGENCIES

       INTERNATIONAL COMMITMENTS

       The Company's international model is to partner with local merchandising companies and combine the Company's proprietary software and expertise in the merchandising business with their partner's knowledge of the local market. In 2001, the Company established its first joint venture and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India and Romania. The Company also announced the establishment of a joint venture in China. The Company's Chinese joint venture is expected to be operational before the end of 2005.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


       Certain of these joint ventures and joint venture subsidiaries are becoming profitable, while others are either marginally profitable or operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these joint ventures and joint venture subsidiaries.


LEGAL MATTERS

       Safeway Inc. ("Safeway"), filed a Complaint against the PIA Merchandising Co., Inc. ("PIA Co."), a wholly owned subsidiary of SGRP, and Pivotal Sales Company ("Pivotal"), a wholly owned subsidiary of PIA Co., and SGRP in Alameda Superior Court, case no. 2001028498 on October 24, 2001, and has subsequently amended it. Safeway alleges causes of action for breach of contract and breach of implied contract. Safeway has most recently alleged monetary damages in the principal sum of $3,000,000 and alleged interest of $1,500,000 and has also demanded unspecified costs. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 11, 2002, and amended them on or about October 15, 2002, alleging causes of action by them against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment and seeking damages and injunctive relief. Mediation between the parties occurred in 2004, but did not result in a settlement. PIA Co., Pivotal and SGRP are vigorously defending against Safeway's allegations. It is not possible at this time to determine the likelihood of the outcome of this lawsuit. However, if Safeway prevails respecting its allegations, and PIA Co. and Pivotal lose on their cross-claims and counterclaims, that result could have a material adverse effect on the Company. The Company anticipates that this matter will be resolved in 2005.

       In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

12.    GEOGRAPHIC DATA

       A summary of the Company's net revenue, operating income (loss) and long lived assets by geographic area for the three months and six months ended June 30, 2005, and 2004, respectively, and at June 30, 2005, and December 31, 2004, are as follows (in thousands):

                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                          -----------------------          -----------------------
                                           2005             2004             2005            2004
                                          --------        --------         --------        --------
     Net revenue:
     United States                        $ 9,180         $10,568          $19,979         $23,232
     International                          3,620           1,365            7,342           1,504
                                          --------        --------         --------        --------
     Total net revenue                    $12,800         $11,933          $27,321         $24,736
                                          ========        ========         ========        ========


                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                          -----------------------          -----------------------
                                           2005             2004             2005            2004
                                          --------        --------         --------        --------
     Operating income (loss):
     United States                        $      -        $ (9,670)        $    895        $(10,562)
     International                             117          (1,200)             557          (1,529)
                                          --------        --------         --------        --------
     Total operating income (loss)        $    117        $(10,870)        $  1,452        $(12,091)
                                          ========        ========         ========        ========

                              JUNE 30,    DECEMBER 31,
                               ------        ------
    Long lived assets:          2005          2004
                               ------        ------

United States                  $1,942        $2,484
International                     296           486
                               ------        ------
Total long lived assets        $2,238        $2,970
                               ======        ======


       International revenues disclosed above are the revenues reported by the Company's 100% owned foreign subsidiary, its 51% owned foreign joint venture subsidiaries and its 50% owned foreign joint venture. For the six months ended June 30, 2005, the wholly owned Canadian subsidiary contributed 8% of the consolidated net revenue of the Company. The joint venture in Japan and joint venture subsidiary in South Africa contributed 11% and 8%, respectively to the consolidated net revenue of the Company. Each of the remaining foreign joint venture subsidiaries contributed less than 5% to the consolidated net revenue for the six month period ending June 30, 2005.

13.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts receivable, net, consists of the following (in thousands):

                                        JUNE 30,        DECEMBER 31,
                                       --------         --------
                                         2005              2004
                                       --------         --------

Trade                                  $  7,716         $  8,178
Unbilled                                  3,259            3,600
Non-trade                                   227              290
                                       --------         --------
                                         11,202           12,068
Less:
Allowance for doubtful accounts            (676)            (761)
                                       --------         --------
                                       $ 10,526         $ 11,307
                                       ========         ========

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

Prepaid expenses and other current assets consist     JUNE 30,  DECEMBER 31,
of the following (in thousands):                       ----        ----
                                                       2005        2004
                                                       ----        ----

Prepaid insurance                                      $122        $214
Tax refund due                                           62          62
Prepaid rents                                            49          49
Other                                                   190         332
                                                       ----        ----
                                                       $423        $657
                                                       ====        ====

Property and equipment consists of the following (in thousands):


                                                       JUNE 30,     DECEMBER 31,
                                                        ------        ------
                                                         2005          2004
                                                        ------        ------

  Equipment                                             $5,469        $5,397
  Furniture and fixtures                                   545           547
  Leasehold improvements                                   138           138
  Capitalized software development costs                 1,818         1,629
                                                        ------        ------
                                                         7,970         7,711
  Less accumulated depreciation and amortization         6,728         6,175
                                                        ------        ------
                                                        $1,242        $1,536
                                                        ======        ======

 Accrued expenses and other current liabilities consist of the following (in thousands):

                                              JUNE 30,     DECEMBER 31,
                                                2005          2004
                                              ------        ------
  Merger Related Payables                     $  450        $  450
  Accrued medical expenses                       225           225
  Taxes Payable                                  391           345
  Accrued accounting and legal expense           512           192
  Accrued salaries payable                       462           328
  Other                                          999           851
                                              ------        ------
                                              $3,039        $2,391
                                              ======        ======

14.    ISSUANCE OF OPTIONS

       On April 12, 2005 and May 12, 2005, the Company issued non-qualified stock options to various employees of the Company and its affiliates to acquire 500,030 and 100,750 shares of stock of SGRP at $1.26 and $1.75 per share, respectively, with the normal four year vesting provisions.

15.    FOREIGN CURRENCY RATE FLUCTUATIONS

       The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint venture. In the six months ended June 30, 2005, these exposures were primarily concentrated in the Canadian dollar, South African

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

rand and Japanese yen. At June 30, 2005, international assets totaled approximately $4.0 million and international liabilities totaled approximately $6.4 million. For six months ended June 30, 2005, international revenues totaled $7.3 million and the Company's share of the net income was approximately $456,000.

16.    INTEREST RATE FLUCTUATIONS

       The Company is exposed to market risk related to the variable interest rates on its lines of credit. At June 30, 2005, the Company's outstanding debt totaled approximately $2.4 million, which consisted of domestic variable-rate (6.8%) debt of $1.5 million and international variable rate (1.4%) debt of $900,000. Based on the six months ending June 30, 2005, average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the six months ended June 30, 2005, by approximately $30,000.

17.    RECLASSIFICATION

       Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

                                SPAR GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

       STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2005 (THIS "QUARTERLY REPORT"), OF SPAR GROUP, INC. ("SGRP", AND TOGETHER WITH ITS SUBSIDIARIES, THE "SPAR GROUP" OR THE "COMPANY"), INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT, INCLUDING, IN PARTICULAR AND WITHOUT LIMITATION, THE STATEMENTS CONTAINED IN THE DISCUSSIONS UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS, WHETHER EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS, TO NOT OCCUR OR BE REALIZED OR TO BE LESS THAN EXPECTED. SUCH FORWARD-LOOKING STATEMENTS GENERALLY ARE BASED UPON THE COMPANY'S BEST ESTIMATES OF FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENT, CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "EXPECT", "INTEND", "BELIEVE", "ESTIMATE", "ANTICIPATE", "CONTINUE" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. YOU SHOULD CAREFULLY CONSIDER SUCH RISKS, UNCERTAINTIES AND OTHER INFORMATION, DISCLOSURES AND DISCUSSIONS, WHICH CONTAIN CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROVIDED IN THE FORWARD-LOOKING STATEMENTS.

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

OVERVIEW

       In the United States, the Company provides merchandising services to manufacturers and retailers principally in mass merchandiser, drug, electronics, grocery, and other retail trade classes through its Domestic Merchandising Services Division. Internationally, the Company provides in-store merchandising services through a wholly owned subsidiary in Canada, 51% owned joint venture subsidiaries in Turkey, South Africa, India and Romania and a 50% owned joint venture in Japan. In February 2005, the Company established a 50% owned joint venture in China. For the six months ended

                                SPAR GROUP, INC.

June 30, 2005, the Company consolidated Canada, Turkey, South Africa, India, Romania and Japan into the Company's financial statements. China did not have operations for the six months ended June 30, 2005.

DOMESTIC MERCHANDISING SERVICES DIVISION

       The Company's Domestic Merchandising Services Division provides nationwide merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store and electronics chains and grocery stores. Included in its customers are home entertainment, general merchandise, electronics, health and beauty care, consumer goods and food products companies in the United States.

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

INTERNATIONAL MERCHANDISING SERVICES DIVISION

       In July 2000, the Company established its International Merchandising Services Division, operating through a wholly owned subsidiary, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business worldwide. The Company has expanded its international business as follows:

                         Percent Ownership in
                         Subsidiary or Joint
         Date                  Venture                   Location
----------------------- ----------------------- ---------------------------
       May 2001                  50%                    Osaka, Japan
      June 2003                  100%                 Toronto, Canada
      July 2003                  51%                  Istanbul, Turkey
      April 2004                 51%                Durban, South Africa
      April 2004                 51%                  New Delhi, India
    December 2004                51%                 Bucharest, Romania
    February 2005                50%                  Hong Kong, China

The China joint venture is expected to be operational before the end of 2005.

                                SPAR GROUP, INC.

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

      CONSOLIDATION OF SUBSIDIARIES

              The Company consolidates its 100% owned subsidiaries. The Company also consolidates its 51% owned joint venture subsidiaries and its 50% owned joint ventures where the Company is the primary beneficiary. The Company has determined that under Financial Accounting Standards Board Interpretation Number 46, as revised December 2003, Consolidation of Variable Interest Entities ("FIN 46(R)"), the Company is the primary beneficiary of its 51% owned joint venture subsidiaries and its 50% owned joint venture, and accordingly consolidates these entities into the Company's financial statements. In addition, the Company believes this presentation is fairer and more meaningful. Rule 3A-02 of Regulation S-X, Consolidated Financial Statements of the Registrant and its Subsidiaries, states that consolidated statements are presumed to be more meaningful, that majority owned subsidiaries (more than 50%) generally should be consolidated, and that circumstances may require consolidation of other subsidiaries to achieve a fairer presentation of its financial condition and results.

       REVENUE RECOGNITION

       The Company's services are provided under contracts or agreements that consist primarily of service fees and per unit fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. The Company's per unit contracts or agreements provide for fees to be earned based on the retail sales of client products to consumers. The Company recognizes per unit fees in the period such amounts become determinable and are reported to the Company.

       ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES ALLOWANCES

       The Company continually monitors the validity of its accounts receivable based upon current customer credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to

                                SPAR GROUP, INC.

       bad debt allowance based on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $676,000 and $761,000 at June 30, 2005, and December 31, 2004, respectively.

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

       The Company capitalized $188,667 and $362,808 of costs related to software developed for internal use in the six months ended June 30, 2005, and 2004, respectively and amortized capitalized software of $277,481 and $365,323 in the six months ended June 30, 2005, and 2004, respectively.

                                SPAR GROUP, INC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005, COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

       The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

                                                                                   Three Months Ended
                                                   ---------------------------------------------------------------------------------
                                                       June 30, 2005                        June 30, 2004
                                                       -------------                        -------------
                                                                                                                        Increase
                                                       Dollars                %             Dollars              %     (decrease) %
                                                       -------                -             -------              -     ------------

Net revenues                                            $   12,800          100.0%          $ 11,933         100.0%          7.3%

Cost of revenues                                             8,169            63.8             8,816          73.9          (7.3)

Selling, general and administrative expense                  4,242            33.1             5,477          45.9         (22.6)

Impairment charges                                               -               -             8,141          68.2           -

Depreciation and amortization                                  272             2.1               369           3.1         (26.4)

Interest expense                                                33             0.3                64           0.5         (48.3)

Other (income) expense                                        (13)           (0.1)                 7           0.1        (286.7)
                                                   ---------------- --------------- ----------------- ----------------

Income (loss) before provision for income taxes
   and minority interest                                        97             0.8          (10,941)         (91.7)          -

Provision for income tax                                        15             0.1             1,236          10.4           -
                                                   ---------------- --------------- ----------------- ----------------

Net income (loss) before minority interest                      82             0.7          (12,177)        (102.1)          -

Minority interest                                             (34)           (0.3)                 -           -             -
                                                   ---------------- --------------- ----------------- ----------------

Net income (loss)                                          $   116            1.0%       $  (12,177)        (102.1)%         -
                                                   ================ =============== ================= ================


       NET REVENUES

       Net revenues for the three months ended June 30, 2005, were $12.8 million, compared to $11.9 million for the three months ended June 30, 2004, an increase of 7%. For the second quarter domestic revenue decreased $1.4 million or 13% to $9.2 million, compared to $10.6 million a year ago. The

                                SPAR GROUP, INC.


decrease in domestic revenue is a result of the loss of several significant customers partially offset by revenue from new customers. Internationally, revenue for the second quarter increased to $3.6 million from $1.4 million last year, primarily as a result of the Japan consolidation and increased revenue from the Company's Canadian operations.

       One customer accounted for 21% and 10% of the Company's net revenue for the three months ended June 30, 2005, and 2004, respectively. This customer also accounted for approximately 26% and 8% of accounts receivable at June 30, 2005, and December 31, 2004, respectively.

       Approximately 8% and 12% of the Company's net revenues for the three months ended June 30, 2005, and 2004, respectively, resulted from merchandising services performed for customers at Kmart. These customers also accounted for approximately 5% and 22% of accounts receivable at June 30, 2005, and December 31, 2004, respectively. While the contractual relationships or agreements are with various customers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

       In addition, approximately 9% of the Company's net revenue for the three months ended June 30, 2005 resulted from merchandising services performed for customers at Circuit City. These customers also accounted for approximately 7% and 16% of accounts receivable at June 30, 2005, and December 31, 2004, respectively. While the contractual relationships or agreements are with various customers and not Circuit City, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

       A second customer accounted for 4% and 28% of the Company's net revenues for the three months ended June 30, 2005, and 2004, respectively. This customer also accounted for approximately 8% and 7% of accounts receivable at June 30, 2005, and December 31, 2004, respectively. In 2004, this customer was a division of a major retailer and was sold by its parent on August 2, 2004. In 2005, the Company saw a significant decline in net revenue from this customer and expects the decline to continue in 2005.

       Failure to attract new large customers could significantly impede the growth of the Company's revenues, which could have a material adverse effect on the Company's future business, results of operations and financial condition.

COST OF REVENUES

       Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 64% for the three months ended June 30, 2005, compared to 74% for the three months ended June 30, 2004. For the second quarter domestic cost of revenues as a percentage of net revenues was 65% and 73% for the three months ended June 30, 2005 and 2004 respectively. The decrease is primarily a result of the Company restructuring its domestic field force to reflect its reduction of business. Internationally, cost of revenues as a percentage of net revenues was 60% and 80% for the three months ended June 30, 2005 and 2004 respectively. The international cost of revenue percentage was favorably impacted by the increase in international revenue which enabled the Company to leverage its infrastructure.

                                SPAR GROUP, INC.

       Approximately 88% and 86% of the Company's domestic cost of revenue in the three months ended June 30, 2005, and 2004, respectively, resulted from in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (see Note 7 - Related-Party Transactions).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling,  general and administrative expenses include corporate overhead,
project  management,   information  technology,  executive  compensation,  human
resource, legal and accounting expenses.

       Selling, general and administrative expenses decreased by $1.2 million, or 23%, for the three months ended June 30, 2005, to $4.3 million compared to $5.5 million for the three months ended June 30, 2004. Domestic selling, general and administrative expenses decreased by $1.8 million to $3.0 million for 2005 from $4.8 million in 2004. The reduction of 38% was primarily due to cost reduction programs initiated in 2004 as a result of the loss of certain large customers. Internationally, selling, general and administrative expenses increased by approximately $560,000 to $1.3 million for 2005 from approximately $700,000 in 2004. The increase of 77% was primarily due to the consolidation of the Japan joint venture.

IMPAIRMENT CHARGES

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

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization charges of $0.3 million for the three months ended June 30, 2005, was consistent with $0.4 million in the same period for 2004.

INCOME TAXES

       The Company recorded an income tax provision of $15,000 for the three months ended June 30, 2005. The provision was primarily for minimum state taxes. There was no provision for federal tax for the three months ended June 30, 2005, since the Company expects to utilize net operating loss carryforwards previously reserved to offset any federal taxes due.

       The Company recorded an income tax provision of $1.2 million for the three months ended June 30, 2004. The provision was primarily a result of the establishment of a valuation reserve for the deferred tax assets previously recorded by the Company totaling $0.7 million, a reversal of the $0.5 million tax benefit previously recorded in the quarter ending March 31, 2004 and estimated minimum state taxes due.

                                SPAR GROUP, INC.


MINORITY INTEREST

       Minority interest of approximately $34,000 resulted from the operations of the 51% owned joint venture subsidiaries and the 50% owned Japanese joint venture for the three months ended June 30, 2005.

NET INCOME

       The Company had a net income of $116,000 for the three months ended June 30, 2005, or $0.01 per diluted share, compared to a net loss of $12.2 million, or $0.65 per diluted share, for the corresponding period last year.

                                SPAR GROUP, INC.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005, COMPARED TO SIX MONTHS ENDED JUNE 30, 2004
--------------------------------------------------------------------------

       The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

                                                                                    Six Months Ended

                                                   ---------------------------------------------------------------------------------


                                                                June 30, 2005                  June 30, 2004
                                                                -------------                  -------------
                                                                                                                        Increase
                                                          Dollars             %            Dollars            %         (decrease) %
                                                          -------             -            -------            -        ------------

  Net revenues                                           $ 27,321           100.0%       $ 24,736           100.0%          10.5%

  Cost of revenues                                         16,820            61.6          17,511            70.8           (4.0)

  Selling, general and administrative expense               8,498            31.1          10,445            42.2          (18.6)

  Impairment charges                                            -               -           8,141            32.9              -

  Depreciation and amortization                               551             2.0             730             3.0          (24.6)

  Interest expense                                             73             0.3              98             0.4          (25.6)

  Other (income) expense                                      (13)           (0.0)              8             0.0         (260.8)
                                                         --------         -------        --------         -------        -------

  Income (loss) before provision for income taxes
     and minority interest                                  1,392             5.0         (12,197)          (49.3)           -

  Provision for income tax                                     30             0.1             771             3.1            -
                                                         --------         -------        --------         -------

  Net income (loss) before minority interest                1,362             4.9         (12,968)          (52.4)           -

  Minority interest                                            77             0.3               -               -            -
                                                         --------         -------        --------         -------

  Net income (loss)                                      $  1,285             4.6%       $(12,968)          (52.4)%          -
                                                         ========         =======        ========         =======

NET REVENUES

       Net revenues for the six months ended June 30, 2005, were $27.3 million, compared to $24.7 million for the six months ended June 30, 2004, an increase of $2.6 million or 11%. For the six month period, domestic revenue decreased $3.3 million or 14% to $19.9 million, compared to $23.2 million in

                                SPAR GROUP, INC.

the prior year. The decrease in domestic revenue is a result of the loss of several significant customers partially offset by revenue from new customers. Internationally, revenue for the six months increased to $7.3 million from $1.5 million last year, primarily as a result of the Japan consolidation, the South African acquisition and increased revenue from the Company's Canadian operations.

       One customer accounted for 19% and 8% of the Company's net revenue for the six months ended June 30, 2005, and 2004, respectively. This customer also accounted for approximately 26% and 8% of accounts receivable at June 30, 2005, and December 31, 2004, respectively.

       A second customer accounted for 10% and 36% of the Company's net revenues for the six months ended June 30, 2005, and 2004, respectively. This customer also accounted for approximately 8% and 7% of accounts receivable at June 30, 2005, and December 31, 2004, respectively. In 2004, this customer was a division of a major retailer and was sold by its parent on August 2, 2004. In 2005, the Company performed a project that resulted in $2.8 million of revenue for this customer. Even with this project revenue, the Company saw a significant decline in net revenue from this customer and expects the decline to continue in 2005.

       In addition, approximately 10% of the Company's net revenue for the six months ended June 30, 2005, resulted from merchandising services performed for customers at Circuit City. These customers also accounted for approximately 7% and 16% of accounts receivable at June 30, 2005, and December 31, 2004, respectively. While the contractual relationships or agreements are with various customers and not Circuit City, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

       Approximately 9% and 13% of the Company's net revenues for the six months ended June 30, 2005, and 2004, respectively, resulted from merchandising services performed for customers at Kmart. These customers also accounted for approximately 5% and 22% of accounts receivable at June 30, 2005, and December 31, 2004, respectively. While the contractual relationships or agreements are with various customers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

       Failure to attract new large customers could significantly impede the growth of the Company's revenues, which could have a material adverse effect on the Company's future business, results of operations and financial condition.

COST OF REVENUES

       Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 62% for the six months ended June 30, 2005, compared to 71% for the six months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, domestic cost of revenues as a percentage of net revenues was 62% and 70% respectively. The decrease is primarily a result of the Company restructuring its domestic field force to reflect its reduction of business. Internationally, cost of revenues as a percentage of net revenues was 60% and 79% for the six months ended June 30, 2005 and 2004 respectively. The

                                SPAR GROUP, INC.

international  cost of revenue percentage was favorably impacted by the increase
in   international   revenue   which   enabled  the  Company  to  leverage   its
infrastructure.

       Approximately 89% and 88% of the Company's domestic cost of revenue in the six months ended June 30, 2005, and 2004, respectively, resulted from in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (see Note 7 - Related-Party Transactions).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling,  general and administrative expenses include corporate overhead,
project  management,   information  technology,  executive  compensation,  human
resource, legal and accounting expenses.

        Selling, general and administrative expenses decreased by $1.9 million, or 19%, for the six months ended June 30, 2005, to $8.5 million compared to $10.4 million for the six months ended June 30, 2004. Domestic selling, general and administrative expenses decreased by $3.1 million to $6.2 million for 2005 from $9.3 million in 2004. The reduction of 34% was primarily due to cost reduction programs initiated in 2004 as a result of the loss of certain large customers. Internationally, selling, general and administrative expenses increased by approximately $1.2 million to $2.3 million for 2005 from $1.1 million in 2004. The increase of 112% was primarily due to the consolidation of Japan and increased operations in South Africa and Canada.

IMPAIRMENT CHARGES

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

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization charges of $0.6 million for the six months ended June 30, 2005, was consistent with $0.7 million in the same period for 2004.

INCOME TAXES

       The Company recorded an income tax provision of $30,000 for the six months ended June 30, 2005. The provision was primarily for minimum state taxes. There was no provision for federal tax for the six months ended June 30, 2005, since the Company expects to utilize net operating loss carryforwards previously reserved to offset any federal taxes due.

       The Company recorded an income tax provision of $0.8 million for the six months ended June 30, 2004. The provision was primarily a result of the establishment of a valuation reserve for net deferred tax assets previously recorded by the Company and estimated minimum state taxes due.

                                SPAR GROUP, INC.

MINORITY INTEREST

       Minority interest expense of approximately $77,000 resulted from the operations of the 51% owned joint venture subsidiaries and the 50% owned joint venture for the six months ended June 30, 2005.

NET INCOME

       The Company had a net income of $1.3 million for the six months ended June 30, 2005, or $0.07 per diluted share, compared to a net loss of $13.0 million, or $0.69 per diluted share, for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

       In the six months ended June 30, 2005, the Company had a net income of $1.3 million.

       Net cash provided by operating activities for the six months ended June 30, 2005, and 2004, was $3.1 million.

       Net cash used in investing activities for the six months ended June 30, 2005, was approximately $260,000 compared to net cash used in investing activities of $1.2 million for the six months ended June 30, 2004. The decrease in net cash used in investing activities was a result of no acquisitions and lower purchases of property and equipment in 2005.

       Net cash used in financing activities for the six months ended June 30, 2005, was $2.5 million, compared to net cash used in financing activities of $1.9 million for the six months ended June 30, 2004. The increase of net cash used in financing activities was primarily a result of higher net payments on the lines of credit and other long term liabilities.

       The above activity resulted in an increase in cash and cash equivalents for the six months ended June 30, 2005, of approximately $271,000.

       At June 30, 2005, the Company had positive working capital of $3.0 million, as compared to a positive working capital of $1.0 million at December 31, 2004. The increase in working capital is due primarily to reductions in lines of credit, and accounts payable, as well as, an increase in cash, partially offset by reduced accounts receivable and increases in accrued expenses and other current liabilities. The Company's current ratio was 1.32 at June 30, 2005, and 1.08 at December 31, 2004.

       In January 2003, the Company and Webster Business Credit Corporation ("Webster"), then known as Whitehall Business Credit Corporation, entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provides a $7.0 million revolving credit facility that matures on January 23, 2006. The Company may borrow up to $7.0 million based upon a borrowing base formula as defined in the agreement (principally

                                SPAR GROUP, INC.

85% of "eligible" accounts receivable). The Credit Facility bears interest at a rate based in part upon the earnings before interest, taxes, depreciation and amortization and depending upon the type of borrowing, is calculated based upon Webster's "Alternative Base Rate" or the London Inter Bank Offering Rate ("LIBOR"). At June 30, 2005, there were no LIBOR based loans and the interest rate calculated at Webster's Alternative Base Rate plus 0.75% totaled 6.75% per annum. The average interest rate for the six months ended June 30, 2005, was 6.4% per annum. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. In addition, Mr. Robert Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provide personal guarantees totaling $1.0 million to Webster. The Credit Facility requires the Company satisfy certain financial covenants, including a minimum "Net Worth", a minimum "Fixed Charge Coverage Ratio", and a minimum "EBITDA", as such terms are defined in the Credit Facility. The Credit Facility also limits certain expenditures by the Company, including capital expenditures and other investments.

       The Company was in violation of certain covenants at June 30, 2005, and Webster has issued a waiver for the June 30, 2005, covenant violations. The Company is currently negotiating with Webster to amend the existing covenants. If amended, the Company expects that it will be able to comply with the amended covenants in future periods. However, there can be no assurances that the Company will comply with the amended covenants and that if the Company violates the amended covenants, Webster will continue to issue such waivers in the future.

       The revolving loan balances outstanding under the Credit Facility were $1.5 million and $4.1 million at June 30, 2005, and December 31, 2004, respectively. There were letters of credit outstanding under the Credit Facility of approximately $700,000 at June 30, 2005, and December 31, 2004. As of June 30, 2005, the SPAR Group had unused availability under the Credit Facility of $3.5 million out of the remaining maximum $4.8 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

       In 2001, the Japanese joint venture SPAR FM Japan, Inc. entered into a revolving line of credit arrangement with Japanese banks for 300 million yen or $2.7 million (based upon the exchange rate at June 30, 2005). At June 30, 2005, SPAR FM Japan, Inc. had 100 million yen or approximately $900,000 loan balance outstanding under the line of credit. The line of credit is guarantied by the joint venture partner, Paltac Corporation ("Paltac"). The Company has agreed to reimburse Paltac for 50% of any payment made by Paltac as a result of this Guaranty. The average interest rate on the borrowings under the Japanese line of credit for its short-term bank loans at June 30, 2005, was 1.375% per annum.

       The Company's international model is to partner with local merchandising companies and combine the Company's proprietary software and expertise in the merchandising business with the partner's knowledge of the local market . In 2001, the Company established its first joint venture in Japan and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India and Romania. In February 2005, the Company announced the establishment of a joint venture in China. The Company's Chinese joint venture is expected to be operational before the end of 2005.

                                SPAR GROUP, INC.

       Certain of these joint ventures and joint venture subsidiaries are or are becoming profitable, while others are either marginally profitable or operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these joint ventures and joint venture subsidiaries.

       Management believes that based upon the results of Company's cost saving initiatives and the existing credit facilities, sources of cash availability will be sufficient to support ongoing operations over the next twelve months. However, delays in collection of receivables due from any of the Company's major clients, or a significant further reduction in business from such clients, or the inability to acquire new clients, or the Company's inability to remain profitable, or the inability to obtain its lender's waivers for future covenant violations could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

CERTAIN CONTRACTUAL OBLIGATIONS

       The following table contains a summary of certain of the Company's contractual obligations by category as of June 30, 2005 (in thousands).

---------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                         PAYMENTS DUE BY PERIOD
---------------------------------------------------------------------------------------------------------
                                    Total       Less than 1    1-3 years     3-5 years     More than 5
                                                   year                                       years
---------------------------------------------------------------------------------------------------------
Credit Facility                      $2,449        $2,449       $     -        $    -          $    -
---------------------------------------------------------------------------------------------------------
Operating Lease Obligations           1,010           527           483             -               -
---------------------------------------------------------------------------------------------------------
Total                                $3,459        $2,976       $   483        $    -          $    -
---------------------------------------------------------------------------------------------------------

       The Company also had approximately $700,000 in outstanding Letters of Credit at June 30, 2005.

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

       The Company is exposed to market risk related to the variable interest rates on its lines of credit. At June 30, 2005, the Company's outstanding debt totaled approximately $2.4 million, which consisted of domestic variable-rate (6.8%) debt of $1.5 million and international variable rate (1.4%) debt of $900,000. Based on the six months ending June 30, 2005, average outstanding borrowings under

                                SPAR GROUP, INC.

variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the six months ended June 30, 2005, by approximately $30,000.

       The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned Japanese joint venture. In the six months ended June 30, 2005, these exposures were primarily concentrated in the Canadian dollar, South African rand and Japanese yen. At June 30, 2005, international assets totaled approximately $4.0 million and international liabilities totaled approximately $6.4 million. For six months ended June 30, 2005, international revenues totaled $7.3 million and the Company's share of the net income was approximately $456,000.

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

       There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the six months covered by this report or from the end of the reporting period to the date of this Form 10-Q.

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

           Item 2(a): Not applicable
           Item 2(b): Not applicable
           Item 2(c): Not applicable

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

           Item 3(a):  Defaults under Indebtedness:  None.
           Item 3(b):  Defaults under Preferred Stock:  Not applicable.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5:    OTHER INFORMATION

           Not applicable.

ITEM 6:    EXHIBITS

        EXHIBITS.

        10.1 Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 10, 2005, with respect to the fiscal quarter ended June 30, 2005, as filed herewith.

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


                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  August 15, 2005             SPAR Group, Inc., Registrant


                                            By:  /s/ Charles Cimitile
                                               ---------------------------------
                                                   Charles Cimitile
                                                   Chief Financial Officer,
                                                   Treasurer, Secretary
                                                   and duly authorized signatory