Form 10-Q
period 2005-09-30
SPAR GROUP INC
filed 2005-11-14
CIK 1004989

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q
--------------------------------------------------------------------------------


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2005

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the

transition period from                      to
                       --------------------    ---------------------

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

           580 White Plains Road, Suite 600, Tarrytown, New York 10591
          (Address of principal executive offices, including zip code)
--------------------------------------------------------------------------------
       Registrant's telephone number, including area code: (914) 332-4100


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

        On September 30, 2005, there were 18,916,847 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                                SPAR Group, Inc.

                                      Index

PART I:    FINANCIAL INFORMATION

Item 1:          Financial Statements

                 Consolidated Balance Sheets
                 as of September 30, 2005, and December 31, 2004...............3

                 Consolidated Statements of Operations for the three
                 months and nine months ended September 30, 2005, and 2004.....4

                 Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 2005, and 2004................5

                 Notes to Consolidated Financial Statements....................6

Item 2:          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................17

Item 3:          Quantitative and Qualitative Disclosures about Market Risk...29

Item 4:          Controls and Procedures......................................30

Item 5:          Other Information............................................30

PART II:   OTHER INFORMATION

Item 1:          Legal Proceedings............................................31

Item 2:          Changes in Securities and Use of Proceeds....................31

Item 3:          Defaults upon Senior Securities..............................31

Item 4:          Submission of Matters to a Vote of Security Holders..........31

Item 5:          Other Information............................................32

Item 6:          Exhibits  ...................................................32

SIGNATURES....................................................................33

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements

                                SPAR Group, Inc.
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                          September 30,         December 31,
                                                                              2005                  2004
                                                                          -------------         ------------
                                                                           (Unaudited)             (Note)
  Assets
  Current assets:
     Cash and cash equivalents                                              $  1,813            $    887
     Accounts receivable, net                                                  8,758              11,307
     Prepaid expenses and other current assets                                   662                 657
                                                                            --------            --------
  Total current assets                                                        11,233              12,851

  Property and equipment, net                                                  1,112               1,536
  Goodwill                                                                       798                 798
  Other assets                                                                    89                 636
                                                                            --------            --------
  Total assets                                                              $ 13,232            $ 15,821
                                                                            ========            ========

  Liabilities and stockholders' equity
  Current liabilities:
     Accounts payable                                                       $  1,592            $  2,158
     Accrued expenses and other current liabilities                            2,635               2,391
     Accrued expenses due to affiliates                                          770                 987
     Restructuring charges                                                        99                 250
     Customer deposits                                                         1,523               1,147
     Lines of credit                                                           2,418               4,956
                                                                            --------            --------
  Total current liabilities                                                    9,037              11,889

  Other long-term liabilities                                                     53                  12
  Minority interest                                                              209                 206
                                                                            --------            --------
  Total liabilities                                                            9,299              12,107

  Commitments and contingencies (Note - 11)
     Stockholders' equity:
     Preferred stock, $.01 par value:
       Authorized shares - 3,000,000
       Issued and outstanding shares - none                                        -                   -
       Common stock, $.01 par value:
       Authorized shares - 47,000,000
       Issued and outstanding shares -
         18,916,847 - September 30, 2005
         18,858,972 - December 31, 2004                                          189                 189
     Treasury stock                                                               (1)               (108)
     Accumulated other comprehensive loss                                       (184)                (86)
     Additional paid-in capital                                               11,077              11,011
     Accumulated deficit                                                      (7,148)             (7,292)
                                                                            --------            --------
  Total stockholders' equity                                                   3,933               3,714
                                                                            --------            --------
  Total liabilities and stockholders' equity                                $ 13,232            $ 15,821
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

                                SPAR Group, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                      (In thousands, except per share data)


                                                                 Three Months Ended                     Nine Months Ended
                                                            --------------------------------      --------------------------------
                                                            September 30,      September 30,      September 30,      September 30,
                                                               2005               2004               2005               2004
                                                               ----               ----               ----               ----
  Net revenues                                               $ 11,060           $ 10,683           $ 38,381          $ 35,418
  Cost of revenues                                              7,595              6,963             24,414            24,474
                                                             --------           --------           --------          --------
  Gross profit                                                  3,465              3,720             13,967            10,944

  Selling, general and administrative expenses                  4,214              4,028             12,712            14,471
  Impairment charges                                                -                  -                  -             8,141
  Depreciation and amortization                                   261                275                812             1,005
                                                             --------           --------           --------          --------
  Operating (loss) income                                      (1,010)              (583)               443           (12,673)

  Interest expense                                                 29                 29                102               127
  Other income                                                      -                773                 14               764
                                                             --------           --------           --------          --------
  (Loss) income before provision for income taxes
  and minority interest                                        (1,039)               161                355           (12,036)
  Provision for income taxes                                       15                 15                 45               783
                                                             --------           --------           --------          --------
  (Loss) income before minority interest                       (1,054)               146                310           (12,819)
  Minority interest                                                88                (64)               166               (64)
                                                             --------           --------           --------          --------
  Net (loss) income                                          $ (1,142)          $    210           $    144          $(12,755)
                                                             ========           ========           ========          ========

  Basic/diluted net (loss) income per common share:

    Net (loss) income- basic/diluted                         $  (0.06)          $   0.01           $   0.01          $  (0.68)
                                                             ========           ========           ========          ========

  Weighted average common shares - basic                       18,899             18,859             18,876            18,859
                                                             ========           ========           ========          ========

  Weighted average common shares - diluted                     18,899             19,026             19,388            18,859
                                                             ========           ========           ========          ========

See accompanying notes.

                                SPAR Group, Inc.
                      Consolidated Statements of Cash Flows
                           (unaudited) (in thousands)


                                                                         Nine Months Ended
                                                                  -------------------------------
                                                                  September 30,     September 30,
                                                                       2005              2004
                                                                       ----              ----
  Operating activities
  Net cash provided by operating activities                           3,676             2,708

  Investing activities
  Purchases of property and equipment                                  (388)           (1,014)
  Acquisition of businesses                                               -              (399)
                                                                    -------           -------
  Net cash used in investing activities                                (388)           (1,413)

  Financing activities
  Net payments on lines of credit                                    (2,538)           (1,275)
  Other long-term liabilities                                             3               206
  Proceeds from employee stock purchase plan and exercised
     options                                                            173                10
                                                                    -------           -------
  Net cash used in financing activities                              (2,362)           (1,059)

  Net change in cash and cash equivalents                               926               236
  Cash and cash equivalents at beginning of period                      887                 -
                                                                    -------           -------
  Cash and cash equivalents at end of period                        $ 1,813           $   236
                                                                    =======           =======

  Supplemental disclosure of cash flows information
  Interest paid                                                     $   104           $   124



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

        The Company's operations are divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising services, in-store event staffing, product sampling, database marketing, technology services, teleservices and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, drug store and electronic chains, convenience and grocery stores. The International Merchandising Services Division, established in July 2000, currently provides merchandising services through a wholly owned subsidiary in Canada, through 51% owned joint venture subsidiaries in Turkey, South Africa, India, Romania and through a 50% owned joint venture in Japan. In February 2005, the Company announced the establishment of a 50% owned joint venture in China. In September 2005, the Company also announced the establishment of a 51% owned joint venture in Lithuania. The Company's joint ventures in China and Lithuania are expected to be operational before the end of 2005.

3.      Principles of Consolidation

        The Company consolidates its 100% owned subsidiaries. In addition, the Company has determined that under Financial Accounting Standards Board Interpretation Number 46, as revised December 2003, Consolidation of Variable Interest Entities ("FIN 46(R)"), the Company is the primary beneficiary of its 51% owned joint venture subsidiaries and its 50% owned joint venture, and accordingly, consolidates those entities into the Company's financial
statements.   The  Japan  joint   venture's   fiscal  year  ends

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


September 30. Accordingly, the consolidation of the Company's financial statements include the results of the Japan joint venture for the nine months ended June 30, 2005. In the corresponding period in 2004, the Japan joint venture was accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated.

4.      Restructuring Charges

        In July 2004, as a result of the loss of several significant customers and the pending sale of the Company's largest customer, the Company entered into a plan to restructure and reduce its field force, as well as its selling, general and administrative cost structure, to reflect its lower revenue base. These reductions consisted of personnel reductions, personnel related expenses and office closings. As a result of the July restructuring, the Company expensed approximately $480,000 in the quarter ended September 30, 2004, approximately $230,000 for severance benefits and approximately $250,000 for office leases that the Company ceased using. At September 30, 2005, the Company had approximately $99,000 reserved for future restructure payments that are expected to be paid in 2006. The Company records restructure expenses in the selling, general and administrative section of its consolidated operating statements.

5.      Earnings Per Share

        The  following  table sets forth the  computations  of basic and diluted
(loss) earnings per share (in thousands, except per share data):


                                                 Three Months Ended                      Nine Months Ended
                                            ---------------------------------       -----------------------------
                                            September 30,       September 30,       September 30,   September 30,
                                            -------------       -------------       -------------   -------------
                                                2005                2004             2005               2004
                                                ----                ----             ----               ----
  Numerator:
     Net (loss) income                        $ (1,142)          $    210          $    144          $(12,755)

  Denominator:
     Shares used in basic (loss) earnings
     per share calculation                      18,899             18,859            18,876            18,859

  Effect of diluted securities:
     Employee stock options                          -                167               512                 -
                                              --------           --------          --------          --------

     Shares used in diluted (loss) earnings
     per share calculation                      18,899             19,026            19,388            18,859
                                              ========           ========          ========          ========

  Basic and diluted earnings (loss)
  per common share:

     Net (loss) income - basic and
     diluted                                  $  (0.06)          $   0.01          $   0.01          $  (0.68)
                                              ========           ========          ========          ========

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


        The computation of dilutive loss per share excluded anti-dilutive stock options to purchase approximately 830,000 shares for the three months ended September 30, 2005, and approximately 591,000 shares for the nine months ending September 30, 2004.

6.      Lines of Credit

        In January 2003, the Company and Webster Business Credit Corporation ("Webster"), then known as Whitehall Business Credit Corporation, entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provides a $7.0 million revolving credit facility that matures on January 23, 2006. The Company may borrow up to $7.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable of its domestic subsidiaries). The Credit Facility bears interest at a rate based in part upon the earnings before interest, taxes, depreciation and amortization and depending upon the type of borrowing, is calculated based upon Webster's "Alternative Base Rate" or the London Inter Bank Offering Rate ("LIBOR"). At
September 30, 2005, there were no LIBOR based loans and the interest rate calculated at Webster's Alternative Base Rate plus 0.75% which totaled 7.5% per annum. The average interest rate for the nine months ended September 30, 2005, was 6.65% per annum. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. In addition, Mr. Robert Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provide personal guarantees totaling $1.0 million to Webster. The Credit Facility requires the Company satisfy certain financial covenants, including a minimum "Net Worth", a minimum "Fixed Charge Coverage Ratio", and a minimum "EBITDA", as such terms are defined in the Credit Facility. The Credit Facility also limits certain expenditures by the Company, including capital expenditures and other investments.

        The Company was in violation of certain covenants at September 30, 2005, and Webster has issued a waiver for those violations. The Company is currently negotiating with Webster to amend the existing covenants and extend the Credit Facility. If amended, the Company expects that it will comply with the amended covenants in future periods. However, there can be no assurances that the Company will be able to comply with the amended covenants and that if the Company violates the amended covenants, Webster will continue to issue such waivers in the future.

        The revolving loan balances outstanding under the Credit Facility were $1.7 million and $4.1 million at September 30, 2005, and December 31, 2004, respectively. There were letters of credit outstanding under the Credit Facility of approximately $700,000 at September 30, 2005, and December 31, 2004. As of September 30, 2005, the SPAR Group had unused availability under the Credit Facility of $1.6 million out of the remaining maximum $4.6 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        In 2001, the Japanese joint venture SPAR FM Japan, Inc. entered into a revolving line of credit arrangement with Japanese banks for 300 million Yen or $2.7 million (based upon the exchange rate at

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


June 30, 2005). At June 30, 2005, SPAR FM Japan, Inc. had 80 million Yen or approximately $724,000 loan balance outstanding under the line of credit (based upon the exchange rate at that date). The line of credit is guarantied by the joint venture partner, Paltac Corporation ("Paltac"). The Company has agreed to reimburse Paltac for 50% of any payment made by Paltac as a result of this Guaranty. The average interest rate on the borrowings under the Japanese line of credit for the nine months ended September 30, 2005, was 1.375% per annum.

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

        SMS  and  SMSI  provided   approximately  99%  of  the  Company's  field
representatives (through its independent contractor field force) and approximately 86% of the Company's field management at a total cost to the Company of approximately $15.5 million and $19.5 million for the nine months ended September 30, 2005, and 2004, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS's field force of approximately 5,200 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides approximately 40 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs, except that for 2004 SMSI agreed to concessions that reduced the premium paid by approximately $470,000 for the nine months ended September 30, 2004. Total net premiums (4% of SMS and SMSI costs less 2004 concessions) paid to SMS and SMSI for services rendered were approximately $596,000 and $750,000 for the nine months ended September 30, 2005, and 2004, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

        SIT provided substantially all of the Internet computer programming services to the Company at a total cost of approximately $610,000 and $953,000 for the nine months ended September 30, 2005, and 2004, respectively. SIT provided approximately 20,000 and 27,000 hours of Internet computer programming services to the Company for the nine months ended September 30, 2005, and 2004, respectively. Pursuant to the Amended and Restated Programming and Support
Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $30.53 and $34.90 for the nine months ended September 30, 2005, and 2004, respectively. The Company has

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the nine months ended September 30, 2005, and 2004, respectively. However, since SIT is a "Subchapter S" corporation owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

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

        The following transactions occurred between the Company and the above affiliates (in thousands):


                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                           --------------------------------     -------------------------------
                                                2005             2004               2005             2004
                                                ----             ----               ----             ----
  Services provided by affiliates:
    Independent contractor services
      (SMS)                                   $ 3,567          $ 4,183            $12,721          $15,941
                                              =======          =======            =======          =======
    Field management services (SMSI)          $   906          $   946            $ 2,785          $ 3,561
                                              =======          =======            =======          =======
    Handheld computer leases (SMS)            $    72          $    -             $   199          $     -
                                              =======          =======            =======          =======
    Internet and software program
    consulting services (SIT)                 $   186          $   238            $   610          $   953
                                              =======          =======            =======          =======

Accrued expenses due to affiliates (in thousands):  September 30,   December 31,
                                                        2005           2004
                                                        ----           ----

  SPAR Marketing Services, Inc.                         $770           $987
                                                        ====           ====


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

                                                           Nine Months Ended
                                                              September 30,
                                                           -----------------
                                                          2005            2004

  Net income (loss), as reported                        $    144       $(12,755)
  Stock based employee compensation expense
    under the fair market value method                       341            367
                                                        --------       --------
  Pro forma net (loss)                                  $   (197)      $(13,122)

  Basic and diluted net income (loss) per share, as
    reported                                            $   0.01       $  (0.68)
  Basic and diluted net (loss) per share, pro forma     $  (0.01)      $  (0.70)


        The pro forma effect on net income (loss) is not representative of the pro forma effect on net income (loss) in future years because the options vest over several years and additional awards may be made in the future.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

        Under the provision of SFAS No. 123 dealing with non-employee stock option grants awarded to the employees of the Company's affiliates, for the nine months ended September 30, 2005, the Company recorded an expense of approximately $90,000. For the nine months ended September 30, 2004, as a result of the decrease in the market price of the Company's stock from December 31, 2003 to September 30, 2004, there was a recovery of amounts previously expensed of approximately $114,000 under the provision of SFAS No. 123. The Company determines the fair value of the options granted to non-employees using the Black-Scholes valuation model and recovers amounts previously expensed or expenses that value over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

9.      Treasury Stock

        The Company initiated a share repurchase program in 2002, which allowed for the repurchase of up to 100,000 shares. In 2003, the Board of Directors authorized the repurchase of an additional 122,000 shares increasing the total of authorized and repurchased shares to 222,000.

        The following table summarizes the Company's treasury stock activity from January 1, 2005, to September 30, 2005.

                                                  Quantity          Amount
                                                  --------          ------

  Treasury Stock, January 1, 2005                 21,908           $ 108,100

    Used to fulfill options exercised            (21,654)           (106,888)
                                                 -------            --------

  Treasury Stock, September 30, 2005                 254           $   1,212
                                                 =======            ========

10.     Customer Deposits

        Customer deposits at September 30, 2005, were approximately $1.5 million; $1.1 million from domestic operations and approximately $400,000 from international operations. Approximately $870,000 of the $1.1 million from domestic operations is associated with a non-refundable deposit received by the Company in June 2004 from one customer. The deposit is to be applied to future invoices if services are provided by the Company under a master service agreement through December 31, 2006. Each invoice will be reduced by 20% until the deposit is depleted.

11.     Commitments and Contingencies

        International Commitments

        The Company's international model is to partner with local merchandising companies and combine the Company's proprietary software and expertise in the merchandising business with their partner's

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)

knowledge of the local market. In 2001, the Company established its first joint venture and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India and Romania. In February 2005, the Company announced the establishment of a 50% owned joint venture in China. In September 2005, the Company also announced the establishment of a 51% owned joint venture in Lithuania. The Company's joint ventures in China and Lithuania are expected to be operational before the end of 2005.

        Certain of these joint ventures and joint venture subsidiaries are becoming profitable, while others are either marginally profitable or operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these joint ventures and joint venture subsidiaries.

        Legal Matters

        Safeway Inc. ("Safeway") filed a Complaint against the PIA Merchandising Co., Inc. ("PIA Co."), a wholly owned subsidiary of SGRP, and Pivotal Sales Company ("Pivotal"), a wholly owned subsidiary of PIA Co., and SGRP in Alameda Superior Court, case no. 2001028498 on October 24, 2001, and has subsequently amended it. Safeway alleges causes of action for breach of contract and breach of implied contract. Safeway has most recently alleged monetary damages in the principal sum of $3,000,000 and alleged interest of $1,500,000 and has also demanded unspecified costs. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 11, 2002, and amended them on or about October 15, 2002, alleging causes of action by them against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment and is seeking damages and injunctive relief. Mediation between the parties occurred in 2004, but did not result in a settlement. PIA Co., Pivotal and SGRP are vigorously defending against Safeway's allegations. It is not possible at this time to determine the likelihood of the outcome of this lawsuit. However, if Safeway prevails respecting its allegations, and PIA Co. and Pivotal lose on their cross-claims and counterclaims, that result could have a material adverse effect on the Company. The Company anticipates that this matter will be resolved in 2006.

        In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

12.     Geographic Data

        A summary of the Company's net revenue, operating income (loss) and long lived assets by geographic area for the three months and nine months ended September 30, 2005, and 2004, respectively, and at September 30, 2005, and December 31, 2004, are as follows (in thousands):

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                         --------------------------------     -------------------------------
                                             2005                2004             2005                2004
                                             ----                ----             ----                ----
  Net revenue:
  ------------
  United States                          $  7,467           $  9,236           $ 27,446           $ 32,467
  International                             3,593              1,447             10,935              2,951
                                         --------           --------           --------           --------
  Total net revenue                      $ 11,060           $ 10,683           $ 38,381           $ 35,418
                                         ========           ========           ========           ========


                                         Three Months Ended September 30,     Nine Months Ended September 30,
                                         --------------------------------     -------------------------------
                                             2005                2004             2005                2004
                                             ----                ----             ----                ----

  Operating (loss) income:
  ------------------------
  United States                          $ (1,145)          $   (260)          $   (249)          $(10,821)
  International                               135               (323)               692             (1,852)
                                         --------           --------           --------           --------
  Total operating (loss) income          $ (1,010)          $   (583)          $    443           $(12,673)
                                         ========           ========           ========           ========


                                     September 30,         December 31,
                                     -------------         ------------
   Long lived assets:                    2005                  2004
                                         ----                  ----

  United States                         $1,811               $2,484
  International                            188                  486
                                        ------               ------
  Total long lived assets               $1,999               $2,970
                                        ======               ======


        International revenues disclosed above were based upon revenues reported by the Company's 100% owned foreign subsidiary, its 51% owned foreign joint venture subsidiaries and its 50% owned foreign joint venture. The joint venture in Japan contributed 11% of the consolidated net revenue of the Company for the nine months ended September 30 , 2005. In 2004, the joint venture in Japan was accounted for on the equity method. For the nine months ended September 30, 2005, and 2004, the wholly owned Canadian subsidiary contributed 8% and 2% respectively of the consolidated net revenue of the Company. The joint venture subsidiary in South Africa contributed 7% and 7%, to the consolidated net revenue of the Company for the nine months ended September 30, 2005, and 2004, respectively. Each of the remaining foreign joint venture subsidiaries contributed less than 5% to the consolidated net revenue for the nine month period ending September 30, 2005, and 2004.

13.     Supplemental Balance Sheet Information


                                                                         September 30,      December 31,
                                                                         -------------      ------------
Accounts receivable, net, consists of the following (in thousands):          2005               2004
                                                                             ----               ----
  Trade                                                                  $  6,253            $  8,178
  Unbilled                                                                  2,991               3,600
  Non-trade                                                                   245                 290
                                                                         --------            --------
                                                                            9,489              12,068
  Less allowance for doubtful accounts                                       (731)               (761)
                                                                         --------            --------
                                                                         $  8,758            $ 11,307
                                                                         ========            ========

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


                                                                 September 30,            December 31,
                                                                 -------------            ------------
Prepaid expenses and other current assets consist of the              2005                    2004
following (in thousands):                                             ----                    ----
  Prepaid insurance                                                 $  282                    $  214
  Tax refund due                                                        62                        62
  Prepaid rents                                                         49                        49
  Other                                                                269                       332
                                                                    ------                    ------
                                                                    $  662                    $  657
                                                                    ======                    ======


                                                                 September 30,            December 31,
                                                                 -------------            ------------
Property and equipment consists of the following (in thousands):     2005                     2004
                                                                     ----                     ----

  Equipment                                                         $5,517                    $5,397
  Furniture and fixtures                                               547                       547
  Leasehold improvements                                               138                       138
  Capitalized software development costs                             1,906                     1,629
                                                                    ------                    ------
                                                                     8,108                     7,711
  Less accumulated depreciation and amortization                     6,996                     6,175
                                                                    ------                    ------
                                                                    $1,112                    $1,536
                                                                    ======                    ======


                                                                 September 30,            December 31,
                                                                 -------------            ------------
Accrued expenses and other current liabilities consist of the        2005                     2004
following (in thousands):                                            ----                     ----

  Merger related payables                                           $  450                    $  450
  Accrued medical expenses                                             225                       225
  Taxes payable                                                        332                       345
  Accrued accounting and legal expense                                 338                       192
  Accrued salaries payable                                             392                       328
  Other                                                                898                       851
                                                                    ------                    ------
                                                                    $2,635                    $2,391
                                                                    ======                    ======


14.      Foreign Currency Rate Fluctuations

         The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint venture. In the nine months ended September 30, 2005, these exposures were primarily concentrated in the Canadian dollar, South African Rand and Japanese Yen. At September 30, 2005, international assets totaled approximately $2.9 million and international liabilities totaled approximately $2.6 million. For the nine months ended September 30, 2005, international revenues totaled $10.9 million and the Company's share of the net income was approximately $489,000.

                                SPAR Group, Inc.
                   Notes to Consolidated Financial Statements
                             (unaudited) (continued)


15.     Interest Rate Fluctuations

        The Company is exposed to market risk related to the variable interest rates on its lines of credit. At September 30, 2005, the Company's outstanding debt totaled approximately $2.4 million, which consisted of domestic variable-rate (7.5%) debt of $1.7 million and international variable rate (1.4%) debt of $0.7 million. Based on the nine months ending September 30, 2005, average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2005, by approximately $20,000.


16.     Reclassification

        Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

                                SPAR Group, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

        Statements contained in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2005 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular and without limitation, the statements contained in the discussions under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions, which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

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

Overview
--------

        In the United States, the Company provides merchandising services to manufacturers and retailers principally in mass merchandiser, drug, electronics, grocery, and other retail trade classes through its Domestic Merchandising Services Division. Internationally, the Company provides in-store merchandising services through a wholly owned subsidiary in Canada, 51% owned joint venture subsidiaries in Turkey, South Africa, India and Romania and a 50% owned joint venture in Japan. In February 2005, the Company established a 50% owned joint
venture  in  China.   In  September   2005,   the

                                SPAR Group, Inc.


Company also announced the establishment of a 51% owned joint venture in Lithuania. For the nine months ended September 30, 2005, the Company consolidated Canada, Turkey, South Africa, India, Romania and Japan into the Company's financial statements. While China and Lithuania did not have operations for the nine months ended September 30, 2005, they are both projected to be operational by the end of 2005.

Domestic Merchandising Services Division

        The Company's Domestic Merchandising Services Division provides nationwide merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store and electronic chains and grocery stores. Included in its customers are home entertainment, general merchandise, electronic, health and beauty care, consumer goods and food product companies in the United States.

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

International Merchandising Services Division

        In July 2000, the Company established its International Merchandising Services Division, operating through a wholly owned subsidiary, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising services business worldwide. The Company has expanded its international business as follows:

                         Percent Ownership in
                         Subsidiary or Joint
  Establishment Date           Venture                   Location
-------------------------------------------------------------------------
       May 2001                  50%                    Osaka, Japan
      June 2003                  100%                 Toronto, Canada
      July 2003                  51%                  Istanbul, Turkey
      April 2004                 51%                Durban, South Africa
      April 2004                 51%                  New Delhi, India
    December 2004                51%                 Bucharest, Romania
    February 2005                50%                  Hong Kong, China
    September 2005               51%                Siauliai, Lithuania

                                SPAR Group, Inc.


The China and Lithuania joint ventures are expected to be operational before the end of 2005.

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

        Allowance for Doubtful Accounts and Sales Allowances

        The Company continually monitors the validity of its accounts receivable based upon current customer credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $731,000 and $761,000 at September 30, 2005, and December 31, 2004, respectively.

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

        The Company capitalized $276,000 and $298,000 of costs related to software developed for internal use in the nine months ended September 30, 2005, and 2004, respectively and amortized capitalized software of approximately $416,000 and $221,000 in the nine months ended September 30, 2005, and 2004, respectively.

                                SPAR Group, Inc.

Results of Operations

Three months ended September 30, 2005, compared to three months ended September 30, 2004
--------------------------------------------------------------------------------

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).


                                                                                   Three Months Ended
                                                     -------------------------------------------------------------------------------
                                                      September 30, 2005                September 30, 2004
                                                      ------------------                ------------------
                                                                                                                        Increase
                                                   Dollars              %             Dollars               %          (decrease) %
                                                   -------              -             -------               -          ------------
  Net revenues                                   $ 11,060             100.0%         $ 10,683             100.0%             3.5%

  Cost of revenues                                  7,595              68.7             6,963              65.2              9.1

  Selling, general and administrative
  expense                                           4,214              38.1             4,028              37.7              4.6

  Depreciation and amortization                       261               2.4               275               2.6             (4.8)

  Interest expense                                     29               0.3                29               0.2             (2.1)

  Other income                                          -               -                 773               7.2           (100.0)
                                                 --------             -----          --------             -----

  (Loss) income before provision for

     income taxes and minority interest            (1,039)             (9.5)              161               1.5              -

  Provision for income taxes                           15               0.1                15               0.1              -
                                                 --------             -----          --------             -----

  Net (loss) income before minority
     interest                                      (1,054)             (9.6)              146               1.4              -

  Minority interest                                    88               0.8               (64)             (0.6)             -
                                                 --------             -----          --------             -----

  Net (loss) income                              $ (1,142)            (10.4)%        $    210               2.0%             -
                                                 ========             =====          ========             =====

Net Revenues

        Net revenues for the three months ended September 30, 2005, were $11.1 million, compared to $10.7 million for the three months ended September 30, 2004, an increase of 3.5%. For the third quarter domestic revenue decreased $1.7 million or 19.2% to $7.5 million, compared to $9.2 million a year ago. The decrease in domestic revenue is a result of the loss of several significant customers partially offset

                                SPAR Group, Inc.


by revenue from new customers. Internationally, revenue for the third quarter increased to $3.6 million from $1.4 million last year. The increase in revenue reflects $1.4 million of revenues resulting from the consolidation of the joint venture in Japan that was accounted for on the equity method in 2004, as well as continued revenue increases in Canada of $0.8 million and India of $0.4 million, slightly offset by a revenue decrease of $0.6 million in South Africa.

        One customer accounted for 13% and 14% of the Company's net revenue for the three months ended September 30, 2005, and 2004, respectively. This customer also accounted for approximately 19% and 29% of accounts receivable at September 30, 2005, and December 31, 2004, respectively.

        Approximately 9% and 17% of the Company's net revenues for the three months ended September 30, 2005, and 2004, respectively, resulted from merchandising services performed for customers at Kmart. These customers also accounted for approximately 9% and 22% of accounts receivable at September 30, 2005, and December 31, 2004, respectively. While the contractual relationships or agreements are with various customers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

        In addition, approximately 10% of the Company's net revenue for the three months ended September 30, 2005, resulted from merchandising services performed for customers at Circuit City. These customers also accounted for approximately 4% and 16% of accounts receivable at September 30, 2005, and December 31, 2004, respectively. While the contractual relationships or agreements are with various customers and not Circuit City, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

        Failure to attract new large customers could significantly impede the growth of the Company's revenues, which could have a material adverse effect on the Company's future business, results of operations and financial condition.

Cost of Revenues

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 68.7% for the three months ended September 30, 2005, compared to 65.2% for the three months ended September 30, 2004. For the third quarter domestic cost of revenues as a percentage of net revenues was 71.7% and 63.3% for the three months ended September 30, 2005, and 2004, respectively. The increase is primarily attributed to the mix of business with higher cost project revenue accounting for a greater portion of revenue in the current period. Internationally, cost of revenues as a percentage of net revenues was 62.4% and 77.1% for the three months ended September 30, 2005, and 2004, respectively. The international cost of revenue percentage was favorably impacted by the increase in international revenue, which enabled the Company to leverage its infrastructure.

        Approximately 83.5% and 87.7% of the Company's domestic cost of revenue in the three months ended September 30, 2005, and 2004, respectively, resulted from in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc.

                                SPAR Group, Inc.


("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (see Note 7 - Related-Party Transactions).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include corporate overhead,
project  management,   information  technology,  executive  compensation,  human
resource, legal and accounting expenses.

        Selling, general and administrative expenses increased by $0.2 million, or 4.6%, for the three months ended September 30, 2005, to $4.2 million compared to $4.0 million for the three months ended September 30, 2004. Domestic selling, general and administrative expenses decreased by $0.4 million to $3.0 million for 2005 from $3.4 million in 2004. The reduction of 11% was primarily due to cost reduction programs initiated in 2004 as a result of the loss of certain large customers. Internationally, selling, general and administrative expenses increased by approximately $0.6 million to $1.2 million for 2005 from approximately $0.6 million in 2004. The increase of 89.2% was primarily due to the consolidation of the Japan joint venture.

Depreciation and Amortization

        Depreciation and amortization charges of $0.3 million for the three months ended September 30, 2005, was consistent with $0.3 million in the same period for 2004.

Income Taxes

        The Company recorded an income tax provision of $15,000 for the three months ended September 30, 2005. The provision was primarily for minimum state taxes. There was no provision for federal tax for the three months ended September 30, 2005, since the Company expects to utilize net operating loss carryforwards which are available to offset any federal taxes due.

        The Company recorded an income tax provision of $15,000 for the three months ended September 30, 2004.

Minority Interest

        Minority interest of approximately $88,000 and approximately ($64,000) resulted from the operating profits and losses of the 51% owned joint venture subsidiaries and the 50% owned Japanese joint venture for the three months ended September 30, 2005, and 2004, respectively.

Net (Loss) Income

        The Company had a net loss of $1.1 million for the three months ended September 30, 2005, or $0.06 per diluted share, compared to a net income of $0.2 million, or $0.01 per diluted share, for the corresponding period last year.

Results of Operations

Nine months ended September 30, 2005, compared to nine months ended September 30, 2004
--------------------------------------------------------------------------------

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).


                                                                                  Nine Months Ended
                                                     -------------------------------------------------------------------------------
                                                      September 30, 2005               September 30, 2004
                                                      ------------------               ------------------
                                                                                                                        Increase
                                                  Dollars              %           Dollars                %            (decrease) %
                                                  -------              -           -------                -            ------------
  Net revenues                                   $ 38,381            100.0%        $ 35,418             100.0%             8.4%

  Cost of revenues                                 24,414             63.6           24,474              69.1             (0.2)

  Selling, general and administrative
  expense                                          12,712             33.1           14,471              40.9            (12.2)

  Impairment charges                                    -              -              8,141              23.0           (100.0)

  Depreciation and amortization                       812              2.1            1,005               2.8            (19.2)

  Interest expense                                    102              0.3              127               0.4            (20.0)

  Other income                                         14              -                764               2.2            (98.2)
                                                 --------            -----         --------             -----

  Income (loss) before provision for
     income taxes and minority interest               355              0.9          (12,036)            (34.0)             -

  Provision for income taxes                           45              0.1              783               2.2              -
                                                 --------            -----         --------             -----

  Net income (loss) before minority
     interest                                         310              0.8          (12,819)            (36.2)             -

  Minority interest                                   166              0.3              (64)             (0.2)             -
                                                 --------            -----         --------             -----

  Net income (loss)                              $    144              0.5%        $(12,755)            (36.0)%            -
                                                 ========            =====         ========             =====


Net Revenues

        Net revenues for the nine months ended September 30, 2005, were $38.4 million, compared to $35.4 million for the nine months ended September 30, 2004, an increase of $3.0 million or 8.4%. For

                                SPAR Group, Inc.


the nine month period, domestic revenue decreased $5.0 million or 15.5% to $27.4 million, compared to $32.4 million in the prior year. The decrease in domestic revenue is a result of the loss of several significant customers partially offset by revenue from new customers. Internationally, revenue for the nine months increased to $11.0 million from $3.0 million last year. The increase in revenue for the nine months ended September 30, 2005 reflects $4.3 million of revenue resulting from the consolidation of the joint venture in Japan that was accounted for on the equity method in 2004, as well as continued revenue increases in Canada of $2.5 million, India of $0.7 million and South Africa of $0.3 million.

        One customer accounted for 17% and 12% of the Company's net revenue for the nine months ended September 30, 2005, and 2004, respectively. This customer also accounted for approximately 19% and 29% of accounts receivable at September 30, 2005, and December 31, 2004, respectively.

        A second customer accounted for 9% and 30% of the Company's net revenues for the nine months ended September 30, 2005, and 2004, respectively. This customer also accounted for approximately 2% and 4% of accounts receivable at September 30, 2005, and December 31, 2004, respectively. In 2004, this customer was a division of a major retailer and was sold by its parent on August 2, 2004. In 2005, the Company performed various projects that resulted in $3.4 million of revenue for this customer.

        In addition, approximately 10% of the Company's net revenue for the nine months ended September 30, 2005, resulted from merchandising services performed for customers at Circuit City. These customers also accounted for approximately 4% and 16% of accounts receivable at September 30, 2005, and December 31, 2004, respectively. While the contractual relationships or agreements are with various customers and not Circuit City, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

        Approximately 9% and 15% of the Company's net revenues for the nine months ended September 30, 2005, and 2004, respectively, resulted from merchandising services performed for customers at Kmart. These customers also accounted for approximately 9% and 22% of accounts receivable at September 30, 2005, and December 31, 2004, respectively. While the contractual relationships or agreements are with various customers and not Kmart, a significant reduction of this retailer's stores or cessation of this retailer's business would negatively impact the Company.

        Failure to attract new large customers could significantly impede the growth of the Company's revenues, which could have a material adverse effect on the Company's future business, results of operations and financial condition.

Cost of Revenues

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 63.6% for the nine months ended September 30, 2005, compared to 69.1% for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, domestic cost of revenues as a percentage of net revenues was 64.8% and 68.3% respectively. The decrease is primarily a result of the Company restructuring its domestic field force to reflect its reduction of business. Internationally, cost of revenues as a percentage of net revenues was 60.5% and 78.2% for the nine months ended September

                                SPAR Group, Inc.


30, 2005 and 2004 respectively. The international cost of revenue percentage was favorably impacted by the increase in international revenue, which enabled the Company to leverage its infrastructure.

        Approximately 87.1% and 87.9% of the Company's domestic cost of revenue in the nine months ended September 30, 2005, and 2004, respectively, resulted from in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (see Note 7 - Related-Party Transactions).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include corporate overhead,
project  management,   information  technology,  executive  compensation,  human
resource, legal and accounting expenses.

        Selling, general and administrative expenses decreased by $1.8 million, or 12.2%, for the nine months ended September 30, 2005, to $12.7 million compared to $14.5 million for the nine months ended September 30, 2004. Domestic selling, general and administrative expenses decreased by $3.5 million to $9.2 million for 2005 from $12.7 million in 2004. The reduction of 27.9% was primarily due to cost reduction programs initiated in 2004 as a result of the loss of certain large customers. Internationally, selling, general and administrative expenses increased by approximately $1.7 million to $3.5 million for 2005 from $1.8 million in 2004. The increase of 103.9% was primarily due to $1.3 million of expenses resulting from the consolidation of Japan and increases of $0.3 million in Canada and $0.1 million in South Africa resulting from increased operations.

Impairment Charges

        The Company had no impairment charge for the nine months ended September 30, 2005, as compared to impairment of $8.1 million for the nine months ended September 30, 2004. Impairment charges for the 2004 period consisted of $9.0 million of goodwill impairment, offset by reductions to the other liabilities for PIA merger related costs of $1.0 million and PIA restructuring charges of $0.7 million, net of a $0.3 million tax effect, $0.4 million of net impairment of software development costs previously capitalized and $0.1 million for impairment of other assets.

Depreciation and Amortization

        Depreciation and amortization charges were $0.8 million for the nine months ended September 30, 2005, a decrease of $0.2 million from $1.0 million in the same period for 2004.

Income Taxes

        The Company recorded an income tax provision of $45,000 for the nine months ended September 30, 2005. The provision was primarily for minimum state taxes. There was no provision for federal tax for the nine months ended September 30, 2005, since the Company expects to utilize net operating loss carryforwards which are available to offset any federal taxes due.

                                SPAR Group, Inc.


        The Company recorded an income tax provision of $0.8 million for the nine months ended September 30, 2004. The provision was primarily a result of the establishment of a valuation reserve for net deferred tax assets previously recorded by the Company and estimated minimum state taxes due.

Minority Interest

        Minority interest of approximately $166,000 and approximately ($64,000) resulted from the operating profits and losses of the 51% owned joint venture subsidiaries and the 50% owned joint venture for the nine months ended September 30, 2005, and 2004, respectively.

Net Income (Loss)

        The Company had a net income of $0.1 million for the nine months ended September 30, 2005, or $0.01 per diluted share, compared to a net loss of $12.8 million, or $0.68 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

        In the nine months ended September 30, 2005, the Company had a net income of $144,000.

        Net cash provided by operating activities for the nine months ended September 30, 2005, and 2004, was $3.7 million and $2.7 million, respectively.

        Net cash used in investing activities for the nine months ended September 30, 2005, was approximately $388,000 compared to net cash used in investing activities of $1.4 million for the nine months ended September 30, 2004. The decrease in net cash used in investing activities was a result of no business acquisitions and lower purchases of property and equipment in 2005.

        Net cash used in financing activities for the nine months ended September 30, 2005, was $2.4 million, compared to net cash used in financing activities of $1.1 million for the nine months ended September 30, 2004. The increase of net cash used in financing activities was primarily a result of higher net payments on the lines of credit.

        The above activity resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2005, of approximately $926,000.

        At September 30, 2005, the Company had positive working capital of $2.2 million, as compared to a positive working capital of $1.0 million at December 31, 2004. The increase in working capital is due primarily to reductions in lines of credit, and accounts payable, as well as an increase in cash, partially offset by reduced accounts receivable and increases in accrued expenses and other current liabilities. The Company's current ratio was 1.24 at September 30, 2005, and 1.08 at December 31, 2004.

        In January 2003, the Company and Webster Business Credit Corporation ("Webster"), then known as Whitehall Business Credit Corporation, entered into the Third Amended and Restated Revolving

                                SPAR Group, Inc.


Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provides a $7.0 million revolving credit facility that matures on January 23, 2006. The Company may borrow up to $7.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable of its domestic subsidiaries). The Credit
Facility bears interest at a rate based in part upon the earnings before interest, taxes, depreciation and amortization and depending upon the type of borrowing, is calculated based upon Webster's "Alternative Base Rate" or the London Inter Bank Offering Rate ("LIBOR"). At September 30, 2005, there were no LIBOR based loans and the interest rate calculated at Webster's Alternative Base Rate plus 0.75% which totaled 7.5% per annum. The average interest rate for the nine months ended September 30, 2005, was 6.65% per annum. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. In addition, Mr. Robert Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provide personal guarantees totaling $1.0 million to Webster. The Credit Facility requires the Company satisfy certain financial covenants, including a minimum "Net Worth", a minimum "Fixed Charge Coverage Ratio", and a minimum "EBITDA", as such terms are defined in the Credit Facility. The Credit Facility also limits certain expenditures by the Company, including capital expenditures and other investments.

        The Company was in violation of certain covenants at September 30, 2005, and Webster has issued a waiver for the September 30, 2005, covenant violations. The Company is currently negotiating with Webster to amend the existing covenants and extend the Credit Facility. If amended, the Company expects that it will be able to comply with the amended covenants in future periods. However, there can be no assurances that the Company will comply with the amended covenants and that if the Company violates the amended covenants, Webster will continue to issue such waivers in the future.

        The revolving loan balances outstanding under the Credit Facility were $1.7 million and $4.1 million at September 30, 2005, and December 31, 2004, respectively. There were letters of credit outstanding under the Credit Facility of approximately $700,000 at September 30, 2005, and December 31, 2004. As of September 30, 2005, the SPAR Group had unused availability under the Credit Facility of $1.6 million out of the remaining maximum $4.6 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        In 2001, the Japanese joint venture SPAR FM Japan, Inc. entered into a revolving line of credit arrangement with Japanese banks for 300 million Yen or $2.7 million (based upon the exchange rate at September 30, 2005). At September 30, 2005, SPAR FM Japan, Inc. had 80 million Yen or approximately $724,000 loan balance outstanding under the line of credit (based upon the exchange rate at that date). The line of credit is guarantied by the joint venture partner, Paltac Corporation ("Paltac"). The Company has agreed to reimburse Paltac for 50% of any payment made by Paltac as a result of this Guaranty. The average interest rate on the borrowings under the Japanese line of credit for its short-term bank loans at September 30, 2005, was 1.375% per annum.

        The Company's international model is to partner with local merchandising companies and combine the Company's proprietary software and expertise in the merchandising business with the partner's knowledge of the local market. In 2001, the Company established its first joint venture in Japan and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey,

                                SPAR Group, Inc.


South Africa, India and Romania. In February 2005, the Company announced the establishment of a joint venture in China. In September 2005, the Company announced the establishment of a joint venture in Lithuania. The Company's Chinese and Lithuanian joint ventures are expected to be operational before the end of 2005.

        Certain of these joint ventures and joint venture subsidiaries are or are becoming profitable, while others are either marginally profitable or operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these joint ventures and joint venture subsidiaries.

        Management believes that based upon the results of Company's cost saving initiatives and the existing credit facilities, sources of cash availability will be sufficient to support ongoing operations over the next twelve months. However, delays in collection of receivables due from any of the Company's major clients, or a significant further reduction in business from such clients, or the inability to acquire new clients, or the Company's inability to remain profitable, or the inability to obtain its lender's waivers for future covenant violations, each could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

Certain Contractual Obligations

       The following table contains a summary of certain of the Company's contractual obligations by category as of September 30, 2005 (in thousands).


-------------------------------------------------------------------------------------------------------------------
          Contractual Obligations                                   Payments due by Period
-------------------------------------------------------------------------------------------------------------------
                                                 Total       Less than 1    1-3 years     3-5 years     More than 5
                                                                year                                       years
-------------------------------------------------------------------------------------------------------------------
Credit Facility                                 $2,418        $2,418          $   -          $  -          $  -
-------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                      1,481           969            512             -             -
-------------------------------------------------------------------------------------------------------------------
Total                                           $3,899        $3,387          $ 512          $  -          $  -
-------------------------------------------------------------------------------------------------------------------


        The Company also had approximately $700,000 in outstanding Letters of Credit at September 30, 2005.

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

                                SPAR Group, Inc.



        The Company is exposed to market risk related to the variable interest rates on its lines of credit. At September 30, 2005, the Company's outstanding debt totaled approximately $2.4 million, which consisted of domestic variable rate (7.5%) debt of $1.7 million and international variable rate (1.4%) debt of $0.7 million. Based on the nine months ending September 30, 2005, average outstanding borrowings of approximately $1.5 million and approximately 93 million Yen under variable rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2005, by approximately $20,000.

        The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned Japanese joint venture. In the nine months ended September 30, 2005, these exposures were primarily concentrated in the Canadian dollar, South African Rand and Japanese Yen. At September 30, 2005, international assets totaled approximately $4.5 million and international liabilities totaled approximately $6.8 million. For the nine months ended September 30, 2005, international revenues totaled $10.9 million and the Company's share of the net income was approximately $489,000.

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

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the nine months covered by this report or from the end of the reporting period to the date of this Form 10-Q.

The Company has established a plan and has begun to document and test its domestic internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

           Item 2(a): Not applicable
           -------------------------
           Item 2(b): Not applicable
           -------------------------
           Item 2(c): Not applicable
           -------------------------

Item 3:    Defaults upon Senior Securities

           Item 3(a):  Defaults under Indebtedness:  None.
           Item 3(b):  Defaults under Preferred Stock:  Not applicable.

Item 4:    Submission of Matters to a Vote of Security Holders

           SGRP held its Annual Meeting of Stockholders on August 10, 2005. The meeting was held (1) to elect the Board of Directors and (2) to ratify the appointment of Rehmann Robson as the Company's independent auditors for the year ending December 31, 2005.

           Proposal 1 - Election of Directors:

           Name:                    For:             Abstention:
           -------------------------------------------------------------------
           Robert G. Brown          17,426,619               3,710
           -------------------------------------------------------------------
           William H. Bartels       17,361,449              68,880
           -------------------------------------------------------------------
           Robert O. Aders          17,420,778               9,551
           -------------------------------------------------------------------
           Jack W. Partridge        17,419,778              10,551
           -------------------------------------------------------------------
           Jerry B. Gilbert         17,424,098               6,231
           -------------------------------------------------------------------
           Lorrence T. Kellar       17,418,697              11,632
           -------------------------------------------------------------------

           Each of the nominees was elected to the Board of Directors of SGRP.

           Proposal Number 2 - Ratification of the appointment of Rehmann Robson as the Company's independent public accountant for the fiscal year ending December 31, 2005:

           For:                     Against:         Abstention:
           -------------------------------------------------------------------
           17,415,996               1,870            12,463
           -------------------------------------------------------------------

                                SPAR Group, Inc.


Item 5:    Other Information

           Not applicable.

Item 6:    Exhibits

        Exhibits.

         10.1 Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of November 10, 2005, with respect to the fiscal quarter ended September 30, 2005, as filed herewith.

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

Date:  November 14, 2005             SPAR Group, Inc., Registrant


                                     By: /s/ Charles Cimitile
                                         ---------------------------------------
                                         Charles Cimitile
                                         Chief Financial Officer, Treasurer,
                                         Secretary and duly authorized signatory