Form 10-K
period 2005-12-31
SPAR GROUP INC
filed 2006-04-03
CIK 1004989

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

(Mark One)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---   ACT OF 1934 for the fiscal year ended December 31, 2005
                                                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934 for the transition period from _____ to ________

                         Commission file number 0-27824

                                SPAR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                                  33-0684451
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

        580 White Plains Road, Suite 600, Tarrytown, New York                    10591
               (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (914) 332-4100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.) Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer[X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES [ ] NO [X]

        The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2005, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $10,083,534.

        The number of shares of the Registrant's Common Stock outstanding as of December 31, 2005, was 18,916,847 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                        SPAR GROUP, INC.


                                   ANNUAL REPORT ON FORM 10-K


                                              INDEX

                                             PART I

                                                                                           Page

 Item 1.        Business                                                                     2
 Item 1A.       Risk Factors                                                                10
 Item 1B.       Unresolved Staff Comments                                                   15
 Item 2.        Properties                                                                  15
 Item 3.        Legal Proceedings                                                           16
 Item 4.        Submission of Matters to a Vote of Security Holders                         17

                                             PART II

 Item 5.        Market for Registrant's  Common Equity,  Related Shareholder Matters and
                Issuer Purchases of Equity Securities                                       18
 Item 6.        Selected Financial Data                                                     18
 Item 7.        Management's  Discussion and Analysis of Financial Condition and Results
                of Operations                                                               21
 Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                  29
 Item 8.        Financial Statements and Supplementary Data                                 29
 Item 9.        Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
                Financial Disclosure                                                        29
 Item 9A.       Controls and Procedures                                                     30
 Item 9B.       Other Information                                                           30

                                            PART III

 Item 10.       Directors and Executive Officers of the Registrant                          31
 Item 11.       Executive Compensation and Other Information of SPAR Group, Inc.            34
 Item 12.       Security Ownership of Certain Beneficial Owners and Management              38
 Item 13.       Certain Relationships and Related Transactions                              39
 Item 14.       Principal Accountant Fees and Services                                      40

                                             Part IV

 Item 15.       Exhibits, Financial Statement Schedules                                     41
                Signatures                                                                  47


                                     PART I

        Statements contained in this Annual Report on Form 10-K of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (collectively, the "Securities Laws", including, in particular and without limitation, the statements contained in the discussions under the headings "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

        Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved in whole or in part. You should carefully review the risk factors described below (see Item 1A - Risk Factors) and any other cautionary statements contained in this Annual Report on Form 10-K. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified all such risk factors and other cautionary statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.


Item 1.  Business.

GENERAL

        The SPAR Group, Inc. (formerly known as PIA Marketing Services, Inc.), a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, the
"SPAR Group" or the "Company"), is a supplier of merchandising and other marketing services throughout the United States and internationally. In 2002, the Company sold its Incentive Marketing Division, SPAR Performance Group, Inc. ("SPGI"). The Company's operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising
Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, Radio Frequency Identification ("RFID") services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and currently provides similar merchandising and marketing services through a wholly owned subsidiary in Canada, through 51% owned joint venture subsidiaries in India, South Africa, Turkey and Romania, and through 50% owned joint ventures in Japan and China. In September 2005, the Company entered into a 51% owned joint venture subsidiary in Lithuania which is project to begin operations in April 2006. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

Continuing Operations

Domestic Merchandising Services Division

        The Company's Domestic Merchandising Services Division provides nationwide merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, electronics store chains, drug store chains and grocery stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies in the United States.

        Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or single or multiple manufacturers primarily under single or multi-year contracts or agreements. Services also include stand-alone large-scale implementations. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and setting new and promotional items and placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. The Company also provides in-store event staffing services, RFID services, technology services and marketing research services.

International Merchandising Services Division

        In July 2000, the Company established its International Merchandising Services Division, operating through a wholly owned subsidiary, SPAR Group
International, Inc. ("SGI"), to focus on expanding its merchandising and marketing services business worldwide. The Company has expanded its international business as follows:

                                          Percent Ownership in Subsidiary or
           Date Established                          Joint Venture                            Location
----------------------------------      --------------------------------------  -----------------------------
               May 2001                                   50%                               Osaka, Japan
               June 2003                                 100%                              Toronto, Canada
               July 2003                                  51%                             Istanbul, Turkey
              April 2004                                  51%                           Durban, South Africa
              April 2004                                  51%                             New Delhi, India
             December 2004                                51%                            Bucharest, Romania
             February 2005                                50%                             Hong Kong, China
            September 2005                                51%                            Siauliai, Lithuania

The joint venture in Lithuania is projected to begin operations in April 2006.

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

Technology Division

        In October 2002, the Company dissolved its Technology Division, which it had established in March 2000 for the purpose of marketing its proprietary Internet-based computer software.


INDUSTRY OVERVIEW

Domestic Merchandising Services Division

        According to industry estimates over two billion dollars are spent annually on domestic retail merchandising and marketing services. The merchandising and marketing services industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. The Company believes there is a continuing trend for major manufacturers to move increasingly toward third parties to handle in-store merchandising. The Company also believes that its merchandising and marketing services bring added value to retailers, manufacturers and other businesses. Retail merchandising and marketing services enhance sales by making a product more visible and available to consumers. These services primarily include placing orders, shelf maintenance, display placement, reconfiguring products on store shelves, replenishing products and providing in-store event staffing services. The Company provides other marketing services such as test market research, mystery shopping, and promotion planning and analysis.

        The Company believes merchandising and marketing services previously undertaken by retailers and manufacturers have been increasingly outsourced to third parties. Historically, retailers staffed their stores as needed to ensure inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics. In an effort to improve their margins, retailers decreased their own store personnel and increased their reliance on manufacturers to perform such services. Initially, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. However, manufacturers discovered that using their own sales representatives for this purpose was expensive and inefficient. Therefore, manufacturers have increasingly outsourced the merchandising and marketing services to third parties capable of operating at a lower cost by (among other things) serving multiple manufacturers simultaneously.

        Another significant trend impacting the merchandising segment is the tendency of consumers to make product purchase decisions once inside the store. Accordingly, merchandising and marketing services and in-store product promotions have proliferated and diversified. Retailers are continually remerchandising and remodeling entire stores to respond to new product developments and changes in consumer preferences. The Company estimates that these activities have increased in frequency over the last five years, such that most stores are re-merchandised or remodeled approximately every twenty-four months. Both retailers and manufacturers are seeking third parties to help them meet the increased demand for these labor-intensive services.

International Merchandising Services Division

        The Company believes another current trend in business is globalization. As companies expand into foreign markets they will need assistance in merchandising or marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising and marketing programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its Internet-based technology and business model that are successful in the United States. In July 2000, the Company established its International Merchandising Services Division to cultivate foreign markets, modify the necessary systems and implement the Company's business model worldwide by expanding its merchandising and marketing services business off shore. The Company formed an International Merchandising Services Division task force consisting of members of the Company's information technology, operations and finance groups to evaluate and develop foreign markets. In 2001, the Company and a leading Japanese based distributor established a joint venture to provide the latest in-store merchandising and marketing services to the Japanese market. In 2003, the Company expanded its international presence to Canada and Turkey by acquiring the business of a Canadian merchandising company and entering into a start-up joint venture subsidiary in Turkey. In 2004, the Company established 51% owned joint venture subsidiaries in South Africa and India. In 2005, the Company established a 50% owned joint venture in China and 51% owned joint venture subsidiaries in Romania and Lithuania. The joint venture in Lithuania is projected to begin operations in April 2006. Key to the Company's international strategy is the translation of several of its proprietary Internet-based logistical, communications and reporting software applications into the native language of any market the Company enters. As a result of this requirement for market penetration, the Company has developed translation software that can quickly convert its proprietary software into various languages. Through its computer facilities in Auburn Hills, Michigan, the Company provides worldwide access to its proprietary logistical, communications and reporting software. In addition, the Company maintains personnel in Greece and Australia to assist in its international efforts. The Company is actively pursuing expansion into various other markets.


PIA ACQUISITION

        SPAR Acquisition, Inc., and its subsidiaries (the "SPAR Companies") are the original predecessor of the Company and were founded in 1967. On July 8,
1999, SPAR Companies completed a reverse merger with SGRP (the "PIA Acquisition"), and SGRP then changed its name to SPAR Group, Inc., from PIA Merchandising Services, Inc. (prior to such merger, "PIA"). The SPAR Companies were deemed to have "purchased" PIA and its subsidiaries (the "PIA Companies") for accounting purposes, with the books and records of the Company being adjusted to reflect the historical operating results of the SPAR Companies.

BUSINESS STRATEGY

        As the marketing services industry continues to grow, consolidate and expand both in the United States and internationally, large retailers and manufacturers are increasingly outsourcing their merchandising and marketing service needs to third-party providers. The Company believes that offering marketing services on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that successful use of and continuous improvements to a sophisticated technology infrastructure, including its proprietary Internet-based software, is key to providing clients with a high level of client service while maintaining efficient, low cost operations. The Company's objective is to become an international retail merchandising and marketing service provider by pursuing its operating and growth strategy, as described below.

        Increased Sales Efforts:

        The Company is seeking to increase revenues by increasing sales to its current clients, as well as, establishing long-term relationships with new clients, many of which currently use other merchandising companies for various reasons. The Company believes its technology, field implementation and other competitive advantages will allow it to capture a larger share of this market over time. However, there can be no assurance that any increased sales will be achieved.

        New Products:

        The Company is seeking to increase revenues through the internal development and implementation of new products and services that add value to its clients' retail merchandising related activities, some of which have been identified and are currently being tested for feasibility and market acceptance. However, there can be no assurance that any new products of value will be developed or that any such new product can be successfully marketed.

        Acquisitions:

        The Company is seeking to acquire businesses or enter into joint ventures or other arrangements with companies that offer similar merchandising or marketing services both in the United States and worldwide. The Company believes that increasing its industry expertise, adding product segments, and increasing its geographic breadth will allow it to service its clients more efficiently and cost effectively. As part of its acquisition strategy, the Company is actively exploring a number of potential acquisitions, predominately in its core merchandising and marketing service businesses. Through such acquisitions, the Company may realize additional operating and revenue synergies and may leverage existing relationships with manufacturers, retailers and other businesses to create cross-selling opportunities. However, there can be no assurance that any of the acquisitions will occur or whether, if completed, the integration of the acquired businesses will be successful or the anticipated efficiencies and cross-selling opportunities will occur.

        Leverage and Improve Technology:

        The Company believes that providing merchandising and marketing services in a timely, accurate and efficient manner, as well as delivering timely, accurate and useful reports to its clients, are key components that are and will continue to be critical to the Company's success. The Company has developed Internet-based logistic deployment, communications, and reporting systems that improve the productivity of its merchandising specialists and provide timely data to its clients. The Company's merchandising specialists use hand-held computers, personal computers or laptop computers to report the status of each store or client product they service. Merchandising specialists report on a variety of issues such as store conditions, status of client products (e.g. out of stocks, inventory, display placement) or they may scan and process new orders for certain products. This information is reported, analyzed and displayed in a variety of reports that can be accessed by both the Company and its clients via the Internet. These reports can depict the status of every merchandising project in real time.

        Through the Company's automated labor tracking system, its merchandising specialists communicate work assignment completion information via the Internet or telephone, enabling the Company to report hours and other completion information for each work assignment on a daily basis and providing the Company with daily, detailed tracking of work completion. This technology allows the Company to schedule its merchandising specialists more efficiently, quickly quantify the benefits of its services to clients, rapidly respond to clients' needs and rapidly implement programs. The Company believes that its technological capabilities provide it with a competitive advantage in the marketplace.

        The Company intends to continue to utilize computer (including hand-held computers), Internet, and other technology to enhance its efficiency and ability to provide real-time data to its clients, as well as, maximize the speed of communication, and logistical deployment of its merchandising specialists. Industry sources indicate that clients are increasingly relying on merchandising and marketing service providers to supply rapid, value-added information regarding the results of merchandising and marketing expenditures on sales and profits. The Company (together with certain of its affiliates) has developed and owns proprietary Internet-based software technology that allows it to utilize the Internet to communicate with its field management, schedule its store-specific field operations more efficiently, receive information and incorporate the data immediately, quantify the benefits of its services to clients faster, respond to clients' needs quickly and implement client programs rapidly. The Company has successfully modified and is currently utilizing certain of its software applications in connection with its international ventures. The Company believes that it can continue to improve, modify and adapt its technology to support merchandising and other marketing services for additional clients and projects in the United States and in foreign markets. The Company also believes that its proprietary Internet-based software technology gives it a competitive advantage in the marketplace.


        Improve Operating Efficiencies:

        The Company will continue to seek greater operating efficiencies. The Company believes that its existing field force and technology infrastructure can support additional clients and revenue in the Domestic Merchandising Services Division.


DESCRIPTION OF SERVICES

       The Company currently provides a broad array of merchandising and marketing services to some of the world's leading companies, both domestically and internationally. The Company believes its full-line capabilities provide fully integrated solutions that distinguish the Company from its competitors.
These capabilities include the ability to develop plans at one centralized division headquarter location, effect chain wide execution, implement rapid coordinated responses to its clients' needs and report on a real time Internet enhanced basis. The Company also believes its international presence, industry-leading technology, centralized decision-making ability, local follow-through, ability to recruit, train and supervise merchandisers, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a significant advantage over local, regional or other competitors.

        The Company's operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising
Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, product sampling and other in-store event staffing, RFID services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains, convenience and grocery stores. The International Merchandising Services Division established in July 2000, currently provides similar merchandising and marketing services through a wholly owned subsidiary in Canada, through 51% owned joint venture subsidiaries in India, South Africa, Turkey and Romania, and through 50% owned joint ventures in Japan and China. In September 2005, the Company entered into a 51% owned joint venture subsidiary in Lithuania which is projected to begin operations in April 2006.

Domestic Merchandising Services Division

        The Company provides a broad array of merchandising and marketing services on a national, regional, and local basis to manufacturers, distributors and retailers in the United States. The Company provides its merchandising and marketing services primarily on behalf of consumer product manufacturers and distributors at mass merchandiser, electronic, drug and retail grocery chains. The Company currently provides three principal types of merchandising and marketing services: syndicated services, dedicated services and project services.

        Syndicated Services

        Syndicated services consist of regularly scheduled, routed merchandising and marketing services provided at the retail store level for various manufacturers and distributors. These services are performed for multiple manufacturers and distributors, including, in some cases, manufacturers and distributors whose products are in the same product category. Syndicated services may include activities such as:

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

        Dedicated Services

        Dedicated services consist of merchandising and marketing services, generally as described above, which are performed for a specific retailer or manufacturer by a dedicated organization, including a management team working exclusively for that retailer or manufacturer. These services include many of the above activities detailed in syndicated services, as well as, new store set-ups, store remodels and fixture installations. These services are primarily based on agreed-upon rates and fixed management fees.

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

        In-Store Event Staffing Services

        In February of 2003, the Company began to provide in-store event staffing services such as product demonstrations and samplings when it acquired the business and certain assets of a regional company that specialized in providing product samplings, other in-store events and other merchandising and marketing services in Texas and Oklahoma. In December of 2003, the Company expanded this business through the acquisition of the business and certain assets of another regional company that specialized in providing similar services in Louisiana and neighboring areas. The Company continues to provide in-store product samplings in those geographic areas, and is beginning to provide certain in-store product demonstrations to national chains in other target markets nationwide. The Company has also developed additional product offerings in an effort to expand this segment of its business.


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

         RFID - Utilizing technology to track merchandiser performance, product inventory at store level as well as other related merchandising and marketing applications.

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

        In July 2000, the Company established its International Merchandising Services Division to cultivate foreign markets, modify the necessary systems and implement the Company's business model worldwide by expanding its merchandising and marketing services business off shore. The Company formed an International
Merchandising Services Division task force consisting of members of the Company's information technology, operations and finance groups to evaluate and develop foreign markets. In 2001, the Company and a leading Japanese based distributor established a 50% owned joint venture to provide the latest in-store merchandising and marketing services to the Japanese market. In 2003, the Company expanded its international presence to Canada by acquiring a Canadian merchandising company and Turkey by entering into a 51% owned start-up joint venture subsidiary. In 2004, the Company established 51% owned joint venture subsidiaries in South Africa and India. In 2005, the Company announced the establishment of 51% owned joint venture subsidiaries in Romania and Lithuania. The joint venture subsidiary in Lithuania is projected to begin operations in April 2006. In 2005, the Company also announced the establishment of a joint venture in China which is 50% owned by the Company.

        Key to the Company's international strategy is the translation of several of its proprietary Internet-based logistical, communications and reporting software applications into the native language of any market the Company enters. As a result of this strategy for market penetration, the Company has developed translation software that can quickly convert its proprietary software into various languages. Through its computer facilities in Auburn Hills, Michigan, the Company provides worldwide access to its proprietary logistical, communications and reporting software. In addition, the Company maintains personnel in Greece and Australia to assist in its international efforts. The Company is actively pursuing expansion into various other markets.


SALES AND MARKETING

Domestic Merchandising Services Division

        The Company's sales efforts within its Domestic Merchandising Services Division are structured to develop new business in national, regional and local markets. The Company's corporate business development team directs its efforts toward the senior management of prospective clients. Sales strategies developed at the Company's headquarters are communicated to the Company's sales force for execution. The sales force, located nationwide, work from both Company and home offices. In addition, the Company's corporate account executives play an important role in the Company's new business development efforts within its existing manufacturer, distributor and retailer client base.

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

International Merchandising Services Division

       The Company's marketing efforts within its International Merchandising Services Division are three fold. First, the Company endeavors to develop new markets through acquisitions. The Company's international acquisition team, whose primary focus is to seek out and develop acquisitions throughout the world, consists of personnel located in the United States, Greece and Australia. Personnel from information technology, field operations, client services and finance support the international acquisition team. Second, the Company offers global merchandising solutions to clients that have worldwide distribution. This effort is spearheaded out of the Company's headquarters in the United States. Third, the Company develops local markets through various joint ventures or subsidiaries throughout the world.

CLIENTS

Domestic Merchandising Services Division

        In its Domestic Merchandising Services Division, the Company currently represents numerous manufacturers and /or retail clients in a wide range of retail chains and stores in the United States, including:

        o     Mass Merchandisers
        o     Electronics
        o     Drug
        o     Grocery
        o     Other retail outlets (such as discount stores, home centers, etc.)

        The Company also provides event staffing, RFID, research and other marketing services to the consumer packaged goods industry.

        One client accounted for 20%, 14%, and 8% of the Company's domestic net revenues for the years ended December 31, 2005, 2004, and 2003, respectively. This client also accounted for approximately 13% and 29% of the Company's domestic accounts receivable at December 31, 2005 and 2004, respectively.

        In addition, approximately 16%, 16%, and 17% of the Company's domestic net revenues for the years ended December 31, 2005, 2004, and 2003, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by a leading mass merchandising chain. These clients also accounted for approximately 23% and 22% of the Company's domestic accounts receivable at December 31, 2005 and 2004, respectively.

        Also, approximately 17% and 4% of the Company's domestic net revenues for the years ended December 31, 2005 and 2004, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by a leading electronics chain. These clients also accounted for 24% and 16% of Company's domestic accounts receivable at December 31, 2005 and 2004, respectively.

        Another client accounted for 10% of the Company's domestic net revenues for the year ended December 31, 2005. This client also accounted for approximately 5% of the Company's domestic accounts receivable at December 31, 2005.

International Merchandising Services Division

        The Company believes that the potential international clients for this division have similar profiles to its Domestic Merchandising Services Division clients. The Company is currently operating in Japan, Canada, Turkey, South Africa, India, Romania, China and in Lithuania as of April 2006. The Company is actively pursuing expansion into Europe, Asia, South America and other markets.


COMPETITION

        The marketing services industry is highly competitive. The Company's competition in the Domestic and International Merchandising Services Divisions arises from a number of large enterprises, many of which are national or international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its clients and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in the mass merchandiser, electronics and chain drug store channels of trade. The Company also believes it has the ability to execute major national and international in-store initiatives and develop and administer national and international retailer programs. Finally, the Company believes that, through the use and continuing improvement of its proprietary Internet software, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.


TRADEMARKS

        The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly, efficiently and consistently over a wide geographic area. See "Industry Overview" and "Competition".


EMPLOYEES

        Worldwide the Company utilizes a labor force of approximately 7,900 people.

        As of December 31, 2005, the Company's Domestic Merchandising Services Division's labor force consisted of approximately 5,800 people. Approximately 113 were full-time employees and 53 were part-time employees of the Company. Of the 113 full-time Company employees, 107 were engaged in operations and 6 were engaged in sales. Of the 53 part-time Company employees, 40 were engaged in field merchandising. The Company's Domestic Merchandising Services Division utilizes the services of its affiliate, SPAR Management Services, Inc. ("SMSI"), to schedule and supervise its field force of merchandising specialists, which consists of independent contractors furnished by SPAR Marketing Services, Inc. ("SMS"), another affiliate of the Company (see Item 13 - Certain Relationships and Related Transactions, below) as well as the Company's field employees. SMS and SMSI furnish approximately 5,600 merchandising specialists (all of whom are independent contractors of SMS) and 44 field managers (all of whom are full-time employees of SMSI), respectively.

        As of December  31,  2005,  the  Company's  International  Merchandising
Services Division's labor force consisted of approximately 2,125 people. Approximately 52 full-time employees were engaged in operations and 10 were engaged in sales. The International Division's field force of merchandising specialists consisted of approximately 74 full time employees, 150 part time employees and approximately 1,835 independent contractors.

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


Item 1A. Risk Factors

        There are various risks associated with the Company's growth and operating strategy. The risks factors presented below are the ones that the Company currently considers material based on best estimates and includes "forward-looking statements" within the meaning of the Securities Laws. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Additional risks may be facing the Company, the industry, or the economy in general, whether domestically or internationally. The Company may not be aware of some risks and may currently consider other risks immaterial, but any risk may develop at any time into actual events that adversely affect the Company. There also may be risks that a particular investor would view differently from the Company, and current analysis may be wrong. The Company expressly disclaims any obligation to update or revise any forward-looking statements or any of these risks in whole or in part, whether as a result of new information, future events or otherwise, except as required by law.

        You should carefully consider each of the risks described below before deciding to invest in the Company's common stock. If any of the following risks develops into actual events, or any other risks arise and develop into actual events, the Company's business, financial condition or results of operations could be negatively affected, the market price of the Company's common stock could decline and you may lose all or part of your investment.


Dependency on Largest Clients

        As discussed above in Clients, the Company does a significant amount of business with two clients and performs a significant amount of services in a leading mass merchandising chain and a leading electronics chain. The loss of these clients, the loss of the ability to provide merchandising and marketing services in those chains, or the failure to attract new large clients could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Trend Toward Outsourcing

        The business and growth of the Company depends in large part on the continued trend toward outsourcing of merchandising and marketing services, which the Company believes has resulted from the consolidation of retailers and manufacturers, as well as the desire to seek outsourcing specialists and reduce fixed operation expenses. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the retail, manufacturing or business services industry not to use, or to reduce the use of, outsourced marketing services such as those provided by the Company, could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

Failure to Successfully Compete

        The merchandising and marketing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with:
(i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal merchandising and marketing operations of its clients and prospective clients; (iii) independent brokers; and (iv) smaller regional providers. Remaining competitive in the highly competitive merchandising and marketing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to successfully compete, it could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

        If certain competitors were to combine into integrated merchandising and marketing services companies, or additional merchandising and marketing service companies were to enter into this market, or existing participants in this industry were to become more competitive, it could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

Variability of Operating Results and Uncertainty in Client Revenue

        The  Company  has  experienced  and,  in  the  future,   may  experience
fluctuations in quarterly operating results. Factors that may cause the Company's quarterly operating results to vary and from time to time and may result in reduced revenue include: (i) the number of active client projects;
(ii) seasonality of client products; (iii) client delays, changes and cancellations in projects; (iv) the timing requirements of client projects; (v) the completion of major client projects; (vi) the timing of new engagements;
(vii) the timing of personnel cost increases; and (viii) the loss of major clients. In particular, the timing of revenues is difficult to forecast for the home entertainment industry because timing is dependent on the commercial success of particular product releases. In the event that a particular release is not widely accepted by the public, the Company's revenue could be significantly reduced. In addition, the Company is subject to revenue uncertainties resulting from factors such as unprofitable client work and the failure of clients to pay. The Company attempts to mitigate these risks by dealing primarily with large credit-worthy clients, by entering into written or oral agreements with its clients and by using project budgeting systems. These revenue fluctuations could materially and adversely affect the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

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

        The successful integration of these acquisitions also may involve a number of additional risks, including: (i) the inability to retain the clients of the acquired business; (ii) the lingering effects of poor client relations or service performance by the acquired business, which also may taint the Company's existing businesses; (iii) the inability to retain the desirable management, key personnel and other employees of the acquired business; (iv) the inability to fully realize the desired efficiencies and economies of scale: (v) the inability to establish, implement or police the Company's existing standards, controls, procedures and policies on the acquired business; (vi) diversion of management attention; and (vii) exposure to client, employee and other legal claims for activities of the acquired business prior to acquisition. In addition, any acquired business could perform significantly worse than expected.

        The inability to identify, acquire, finance and successfully integrate such merchandising or marketing services business could have a material adverse effect on the Company's growth strategy and could limit the Company's ability to significantly increase its revenues and profits.

Uncertainty of Financing for, and Dilution Resulting from, Future Acquisitions

        The timing, size and success of acquisition efforts and any associated capital commitments cannot be readily predicted. Future acquisitions may be financed by issuing shares of the Company's Common Stock, cash, or a combination of Common Stock and cash. If the Company's Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept the Company's Common Stock as part of the consideration for the sale of their businesses, the Company may be required to obtain additional capital through debt or equity financings. To the extent the Company's Common Stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for its acquisitions on terms that the Company deems acceptable. Failure to obtain such capital would materially adversely affect the Company's ability to execute its growth strategy.

Reliance on the Internet and Third Party Vendors

        The Company relies on the Internet for the scheduling, coordination and reporting of its merchandising and marketing services. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic as well as increased attacks by hackers and other saboteurs. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on the Internet by this continued growth or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of accidental and intentional damage to portions of its infrastructure, and could face such outages and delays in the future of similar or greater effect. The Company relies on third-party vendors to provide its Internet access and other services used in its business, and the Company has no control over such third-party providers. Any protracted disruption or material slowdown in Internet or other services could increase the Company's costs of operation and reduce efficiency and performance, which could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

Economic and Retail Uncertainty

        The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism on consumer and business behavior, make it difficult for the Company, its vendors and its clients to accurately forecast and plan future business activities. Substantially all of the Company's key clients are either retailers or those seeking to do product merchandising at retailers. If the retail industry experiences a significant economic downturn, a reduction in product sales could significantly decrease the Company's revenues. The Company also has risks associated with its clients changing their business plans and/or reducing their marketing budgets in response to economic conditions, which could also significantly decrease the Company's revenues. Such revenue decreases could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

Significant Stockholders: Voting Control and Market Illiquidity

        Mr. Robert G. Brown, founder, director, Chairman, President and Chief Executive Officer of the Company, beneficially owns approximately 46% of the Company's outstanding Common Stock, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company beneficially owns approximately 29% of the Company's outstanding Common Stock. These stockholders have, should they choose to act together, and under certain circumstances Mr. Brown acting alone has, the ability to control all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions.

        In addition, although the Company Common Stock is quoted on the Nasdaq Capital Market, the trading volume in such stock may be limited and an investment in the Company's securities may be illiquid because the founders own a significant amount of the Company's stock.

Dependence Upon and Potential Conflicts in Services Provided by Affiliates

        The success of the Company's domestic business is dependent upon the successful execution of its field services by SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), as well as the programming services provided by SPAR Infotech, Inc. ("SIT"), each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company's financial statements. SMS provides substantially all of the merchandising specialists used by the Company in conducting its domestic business (86% of field expense in 2005), and SMSI provides substantially all of the field management services (91% in 2005) used by the Company in conducting its business. These services provided to the Company by SMS and SMSI are on a cost-plus basis pursuant to contracts that are cancelable on 60 days notice prior to December 31 of each year, commencing in 1997, or with 180 days notice at any other time. SIT provides substantially all of the Internet programming services and other computer programming needs used by the Company in conducting its business (see Item 13 - Certain Relationships and Related Transactions, below), which are provided to the Company by SIT on an hourly charge basis pursuant to a contract that is cancelable on 30 days notice. The Company has determined that the services provided by SMS, SMSI and SIT are at rates favorable to the Company.

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

        While the Company's relationships with SMS, SMSI and SIT are excellent, there can be no assurance that the Company could (if necessary under the circumstances) replace the field merchandising specialists and management currently provided by SMS and SMSI, respectively, or replace the Internet and other computer programming services provided by SIT, in sufficient time to perform its client obligations or at such favorable rates in the event the SPAR Affiliates no longer performed those services. Any cancellation, other nonperformance or material pricing increase under those affiliate contracts could have a material adverse effect on the Company's business, results of operations and financial condition or the desired increases in the Company's business, revenues and profits.

The Company has not paid and does not intend to pay cash Dividends

        The Company has not paid dividends in the past, intends to retain any earnings or other cash resources to finance the expansion of its business and for general corporate purposes, and does not intend to pay dividends in the future. In addition, the Company's Credit Facility with Webster Business Credit Corporation ("Webster") (see Note 5 to the Consolidated Financial Statements - Lines of Credit and Subsequent Events) restricts the payment of dividends without Webster's prior consent.

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

Risks Associated with Foreign Currency

        The Company also has foreign currency exposure associated with its international joint venture subsidiaries and joint ventures. In 2005, these exposures are primarily concentrated in the Canadian dollar, Japanese yen and South African rand.

Risks Associated with International Business

        The Company's expansion strategy includes expansion into various countries around the world. While the Company endeavors to limit its exposure by entering only countries where the political, social and economic environments are conducive to doing business in that country there can be no assurances that the respective business environments will remain favorable. In the future, the Company's international operations and sales may be affected by the following risks, which may adversely affect United States companies doing business internationally:

        o       Political and economic risks, including political instability;
        o Various forms of protectionist trade legislation which currently exist, or have been proposed, in some foreign countries;
        o Expenses associated with customizing products for foreign countries;
        o       Laws and business practices that favor local competition;
        o       Dependence on local vendors;
        o Multiple, conflicting and changing governmental laws and regulations;
        o       Potentially adverse tax consequences;
        o       Foreign currency exchange rate fluctuations.

Item 1B.  Unresolved Staff Comments

        Not applicable.


Item 2.  Properties.

        The Company does not own any real property. The Company leases certain office space and storage facilities for its corporate headquarters, divisions and subsidiaries under various operating leases, which expire at various dates during the next five years. These leases generally require the Company to pay minimum rents, subject to periodic adjustments, plus other charges, including utilities, real estate taxes and common area maintenance. The Company believes that its relationships with its landlords generally to be good. However, as these leased facilities generally are used for offices and storage, the Company believes that other leased spaces could be readily found and utilized on similar terms should the need arise.

        The Company maintains its corporate headquarters in approximately 6,000 square feet of leased office space located in Tarrytown, New York, under an operating lease with a term expiring in May 2006. The Company is exploring various leasing options, including an extension of its existing lease.

        The Company maintains its data processing center and warehouse at it regional office in Auburn Hills, Michigan, under an operating lease expiring in November 2006. The Company is exploring various leasing options, including an extension of its existing lease.

        The Company believes that its existing facilities are adequate for its current business. However, new facilities may be added should the need arise in the future.

        The following is a list of the locations where the Company maintains leased facilities for the listed offices and countries:

        Location                        Office Use                             Approximate Square Footage
        ---------------------------     -----------------------------          --------------------------
        Domestic:
        ---------

        Tarrytown, NY                   Corporate Headquarters                             6,000
        Auburn Hills, MI                Regional Office and Warehouse                     27,000
        Cincinnati, OH                  Regional Office                                    5,300

        International:
        --------------

        Canada
        ------
        Toronto, Ontario                Headquarters                                       4,000

        Japan
        -----
        Osaka                           Headquarters                                       1,000
        Tokyo                           Regional Office                                    1,700
        Nagoya                          Regional Office                                      800

        Turkey
        ------
        Istanbul                        Headquarters                                       1,500

        South Africa
        ------------
        Durban                          Headquarters                                       2,800
        Port Elizabeth                  Regional Office                                      900
        Epping                          Regional Office                                    3,000
        Midrand                         Regional Office                                    1,700

        India
        -----
        New Delhi                       Headquarters                                       1,280
        Mumbai                          Regional Office                                      500
        Bangalore                       Regional Office                                      200

        Romania
        -------
        Bucharest                       Headquarters                                         770

        China
        -----
        Shanghai                        Headquarters                                         400
        Beijing                         Regional Office                                       70
        Guangzhou                       Regional Office                                      400
        Shenzhen                        Regional Office                                      130

        Lithuania
        ---------
        Siauliai                        Headquarters                                       1,150


Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
        None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

        The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq Capital Market.

                                        2005                         2004
                               ---------------------       ---------------------
                                 High          Low           High           Low
                                 ----          ---           ----           ---
         First Quarter         $  1.55       $  0.81       $  3.44       $  2.30
         Second Quarter           2.48          1.20          2.33          0.85
         Third Quarter            2.89          1.50          1.50          0.75
         Fourth Quarter           1.80          0.89          1.80          0.36

        As of December 31, 2005, there were approximately 1,100 beneficial shareholders of the Company's Common Stock.

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

        The Company's Credit Facility with Webster Business Credit Corporation (see Note 5 to the Consolidated Financial Statements - Lines of Credit and Subsequent Events) restricts the payment of dividends without Webster's prior consent.

Issuer Purchases of Equity Securities

        During the fiscal year ended December 31, 2005, SGRP did not repurchase any of its equity securities.


Item 6. Selected Financial Data.

        The following selected condensed consolidated financial data sets forth, for the periods and the dates indicated, summary financial data of the Company and its subsidiaries. The selected financial data have been derived from the Company's consolidated financial statements.

                                SPAR Group, Inc.
                 Condensed Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                                            Year Ended December 31,
                                                       ----------------------------------------------------------------
                                                          2005          2004          2003         2002          2001
                                                       ----------    ----------   ------------   ----------   ---------
STATEMENT OF OPERATIONS DATA:
Net revenues                                           $   51,586    $   51,370   $    64,859    $  69,612    $  70,891
Cost of revenues                                           31,939        33,644        42,338       40,331       40,883
                                                       ----------    ----------   ------------   ----------   ---------
Gross profit                                               19,647        17,726        22,521       29,281       30,008
Selling, general and administrative expenses               17,561        20,222        20,967       18,804       19,380
Impairment charges                                              -         8,141             -            -            -
Depreciation and amortization                               1,031         1,399         1,529        1,844        2,682
                                                       ----------    ----------   ------------   ----------   ---------
Operating income (loss)                                     1,055       (12,036)           25        8,633        7,946
Other (income) expense                                       (424)         (754)          237          (26)         107
Interest expense                                              191           220           269          363          561
                                                       ----------    ----------   ------------   ----------   ---------
Income (loss) from continuing operations before
   provision for income taxes and minority interest         1,288       (11,502)         (481)       8,296        7,278
Provision for income taxes                                    242           853            58        2,998        3,123
                                                       ----------    ----------   ------------   ----------   ---------
Income (loss) from continuing operations before
minority interest                                           1,046       (12,355)         (539)       5,298        4,155
Minority interest                                             168           (87)            -            -            -

Discontinued operations:
Loss from discontinued operations net of tax
   benefits of $935                                            -             -             -            -        (1,597)
Loss on disposal of discontinued operations,
   including provision of $1,000 for losses during
   phase-out period and disposal costs net of tax
   benefit of $2,618                                           -             -             -            -        (4,272)
                                                       ----------    ----------   ------------   ----------   ---------

Net income (loss)                                         $  878    $  (12,268)   $     (539)   $   5,298     $  (1,714)
                                                      ===========   ===========   ============  ==========   ==========

Basic/diluted net income(loss) per common share:
------------------------------------------------

Net income (loss) from continuing operations          $      0.05   $    (0.65)   $    (0.03)   $    0.28     $    0.23
                                                       ----------    ----------   ------------  ----------   ----------
Discontinued operations:
Loss from discontinued operations                             -             -             -            -          (0.09)
Estimated loss on disposal of discontinued
   operations                                                 -             -             -            -          (0.23)
                                                       ----------    ----------   ------------  ----------   ----------
Net loss from discontinued operations                         -             -             -            -          (0.32)
                                                       ----------    ----------   ------------  ----------   ----------
Basic/diluted net income (loss)                       $      0.05   $    (0.65)   $    (0.03)   $    0.28     $   (0.09)
                                                      ===========   ===========   ============  ==========   ==========

Weighted average shares outstanding
     - basic                                               18,904       18,859        18,855       18,761        18,389
     - diluted                                             19,360       18,859        18,855       19,148        18,467

                                                                       December 31,
                                                ----------------------------------------------------------
                                                  2005        2004         2003        2002        2001
                                                ---------   ---------  ---------    ----------  ----------

BALANCE SHEET DATA:
-------------------
Working capital                                 $   3,120   $     962  $   4,085    $    6,319  $    8,476
Total assets                                       15,417      15,821     28,137        28,800      41,155
Lines of credit, current                            2,969       4,956      4,084             -           -
Lines of credit, long term(1)                           -           -          -           148      11,287
Other long-term debt                                  415         218        270           235       2,585
Total stockholders' equity                          4,850       3,714     16,023        16,592      10,934







(1) Prior to 2003, the Company's lines of credit were recorded as long-term.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "forward-looking statements" within the meaning of the Securities Laws and are based on our best estimates. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

        You should carefully review this management discussion and analysis together with the risk factors described above (see Item 1A - Risk Factors) and the other cautionary statements contained in this Annual Report on Form 10-K. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by such risk factors and other cautionary statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved in whole or in part. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.


Overview
--------

        In the United States, the Company provides merchandising and marketing services to manufacturers and retailers principally in mass merchandiser, electronics, drug store, grocery, and other retail trade classes through its Domestic Merchandising Services Division. Internationally, the Company provides in-store merchandising and marketing services through a wholly owned subsidiary in Canada, 51% owned joint venture subsidiaries in Turkey, South Africa, India and Romania and 50% owned joint ventures in Japan and China. In 2005 and 2004, the Company consolidated Canada, Turkey, South Africa, India and Japan into the Company's financial statements. Also in 2005, the Company consolidated Romania and China.

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

        SIM's results (including those of SPGI) were reclassified as discontinued operations for all periods presented. The results of operations of the discontinued business segment are shown separately below net income from continuing operations. Accordingly, the 2002 consolidated statements of operations  of the  Company  have  been  prepared,  and  its  2001  consolidated statements of operations have been restated, to report the results of discontinued operations of SIM (including those of SPGI) separately from the continuing operations of the Company (see Item 6 - Selected Financial Data, above).

Critical Accounting Policies & Estimates
----------------------------------------

        The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 2 to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, consolidation of subsidiaries and other companies, and discontinued business accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Four critical accounting policies are consolidation of subsidiaries, revenue recognition, allowance for doubtful accounts and sales allowances, and internal use software development costs:

        Consolidation of subsidiaries and other companies

        The Company consolidates its 100% owned subsidiaries. The Company also consolidates its 51% owned joint venture subsidiaries and its 50% owned joint ventures where the Company is the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation Number 46, as revised December 2003, Consolidation of Variable Interest Entities ("FIN 46(R)").

        Revenue Recognition

        The Company's services are provided under contracts or agreements. The Company bills its clients based upon service fee and per unit fee billing arrangements. Revenues under service fee billing arrangements are recognized when the service is performed. The Company's per unit fee arrangements provide for fees to be earned based on the retail sales of a client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable and are reported to the Company.

        Allowance for Doubtful Accounts and Sales Allowances

        The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $616,000 and $761,000 at December 31, 2005 and 2004, respectively. Bad debt and sales allowance expenses were $38,000, $366,000, and $825,000 in 2005, 2004, and 2003, respectively.

        Internal Use Software Development Costs

        In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include (but are not limited to) the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company's software development projects. Capitalized software development costs are amortized over three years.

        The Company capitalized $346,000, $559,000, and $1,004,000 of costs related to software developed for internal use in 2005, 2004, and 2003, respectively, and amortized capitalized software of approximately $516,000, $638,000 and $690,000 for the years ended December 31, 2005,
        2004, and 2003, respectively.

        The Company also recorded a net impairment charge of capitalized software related to lost clients totaling approximately $442,000 in 2004.

Results of operations

        The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (in millions).

                                                                              Year Ended December 31,
                                                   ----------------------------------------------------------------------------
                                                      2005            %           2004           %           2003           %
                                                   --------         -----       --------       -----       --------      ------

Net revenues                                       $   51.6         100.0%      $   51.4       100.0%      $   64.9      100.0%
Cost of revenues                                       31.9          61.9           33.6        65.5           42.3       65.3
Selling, general & administrative expenses             17.6          34.0           20.2        39.4           21.0       32.3
Impairment charges                                      -             -              8.1        15.8            -          -
Depreciation & amortization                             1.0           2.0            1.4         2.7            1.5        2.3
Other (income) expenses, net                           (0.2)         (0.4)          (0.4)       (1.0)           0.5        0.8
                                                   --------         -----       --------       -----       --------      -----
Income (loss) before income tax provision and
   minority interest                                    1.3           2.5          (11.5)      (22.4)          (0.4)      (0.7)
Provision for income taxes                              0.2           0.5            0.9         1.7            0.1        0.1
                                                   --------         -----       --------       -----       --------      -----
Income (loss) before minority interest                  1.1           2.0          (12.4)      (24.1)          (0.5)      (0.8)
Minority interest                                       0.2           0.3           (0.1)       (0.2)            -          -
                                                   --------         -----       --------       -----       --------      -----
Net income (loss)                                  $    0.9           1.7%     $   (12.3)      (23.9)%      $  (0.5)      (0.8)%
                                                   ========         =====      =========       =====        =======      =====


Results from  continuing  operations  for the twelve  months ended  December 31,
--------------------------------------------------------------------------------
2005, compared to twelve months ended December 31, 2004
-------------------------------------------------------

Net Revenues

        Net revenues from operations for the twelve months ended December 31, 2005, were $51.6 million, compared to $51.4 million for the twelve months ended December 31, 2004, an increase of $0.2 million. The increase of $0.2 million in net revenues consists of an increase in international revenue of $6.7 million offset by decreases in domestic revenue of $6.5 million or 15%. The international revenue increase of $6.7 million was primarily attributed to increases in Japan of $3.0 million, Canada of $2.6 million, India of $1.2 million and all others of $0.2 million, partially offset by revenue decrease in South Africa of $0.3 million. The decrease in domestic revenue is a result of the loss of several significant clients partially offset by revenue from new clients in 2005.

Cost of Revenues

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 61.9% for the twelve months ended December 31, 2005, compared to 65.5% for the twelve months ended December 31, 2004. Domestic cost of revenues as a percentage of net revenues was 62.9% and 65.8% for the twelve months ended December 31, 2005, and 2004, respectively. The decrease in cost as a percentage of net revenues is primarily a result of an increase in per unit fee revenues that do not have a proportionate increase in cost. As discussed above under Critical Accounting Policies/Revenue Recognition, the Company's revenue consists of per unit fee revenue, which is earned when the client's product is sold to the consumer at retail, not when the services are performed. Retail sales of client products are influenced by numerous factors including consumer tastes and preferences, and not solely by the merchandising and marketing service performed, in any given period, the cost of per unit fee revenues may not be directly proportionate to the per unit fee revenue. Internationally, the cost of revenues as a percentage of net revenues was 59.6% and 63.7% for the twelve months ended December 31, 2005, and 2004, respectively. The international cost of revenue percentage was favorably impacted by the increase in international revenue, which enabled the Company to leverage its infrastructure.

        Approximately 87% of the Company's domestic cost of revenue in both the twelve months ended December 31, 2005 and 2004, resulted from in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc. ("SMS") and SPAR Management Services, Inc. ("SMSI") respectively. (See Item 13 - Certain Relationships and Related Transactions, below)

Operating Expenses

        Operating expenses include selling, general and administrative expenses, impairment charges, depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses for the years indicated (in millions):

                                                           Year Ended December 31,                        Increase
                                         -------------------------------------------------------------   (decrease)
                                             2005             %              2004             %              %
                                         --------------  ------------   ---------------  -------------  -------------

Selling, general & administrative          $  17.6           34.0%        $  20.2            39.4%        (13.2)%
Impairment charges                             -              -               8.1            15.8            -
Depreciation and amortization                  1.0            2.0             1.4             2.7         (26.3)%
                                         --------------  ------------   ---------------  -------------
Total operating expenses                   $  18.6           36.0%        $  29.7            57.9%        (37.5)%
                                         ==============  ============   ===============  =============

        Selling, general and administrative expenses decreased by $2.6 million, or 13%, for the twelve months ended December 31, 2005, to $17.6 million compared to $20.2 million for the twelve months ended December 31, 2004. Domestic selling, general and administrative expenses totaled $12.2 million for 2005 and were reduced $4.5 million from $16.7 million in 2004. The reduction of 27% was a result of cost reduction programs initiated in the second half of 2004 as a result of the loss of certain large clients. The domestic cost reductions were partially offset by increases of $1.9 million in international selling, general and administrative expenses primarily a result of increased spending in Canada of approximately $800,000, and in Japan of approximately $500,000, with the balance attributable to the joint venture startups in Romania and China, and a full year of operations in South Africa, Turkey, and India.

        Impairment charges were $8.1 million for 2004 (see Note 3 to the Consolidated Financial Statements -Impairment Charges). Impairment charges resulting from the loss of certain large clients consisted of $7.6 million of goodwill impairment, $1.2 million for the impairment of other assets partially offset by the reduction of $1.4 million (net of taxes) of other liabilities related to the PIA Acquisition. In addition there was approximately $700,000 of goodwill impairment associated with the Canadian subsidiary.

        Depreciation and amortization charges were $1.0 million for the twelve months ended December 31, 2005, compared to $1.4 million for the twelve months ended December 31, 2004. The decrease was a result of reduced capitalized software.

Other Income/Other Expense

        Other income was approximately $424,000 and $754,000 for twelve months ended December 31, 2005 and 2004, respectively. In 2005, other income consists primarily of the release of a reserve associated with the PIA Acquisition in July 1999. In 2004, other income consisted of approximately $640,000 resulting from the release of specific reserves related to the refinancing of the SPGI notes and approximately $114,000 of foreign currency translation gains.

Interest Expense

        Interest expense totaled approximately $191,000 for 2005 compared to interest expense of approximately $220,000 for 2004. The decrease was a result of lower debt levels in 2005 partially offset by increased rates.

Income Taxes

        The provision for income taxes was $242,000 and $853,000 for 2005 and 2004, respectively. The 2005 provision is primarily for state taxes. The 2004 provision consists primarily of a valuation allowance totaling approximately $750,000 against its net deferred tax assets and state taxes of approximately $103,000.

Net Income (Loss)

        The SPAR Group had a net income of approximately $878,000 or $0.05 per basic and diluted share for 2005, compared to a net loss of approximately $12.3 million or $0.65 per basic and diluted shares for 2004.

Off Balance Sheet Arrangements

        None.

Results from  continuing  operations  for the twelve  months ended  December 31,
--------------------------------------------------------------------------------
2004, compared to twelve months ended December 31, 2003
-------------------------------------------------------

Net Revenues

        Net revenues from operations for the twelve months ended December 31, 2004, were $51.4 million, compared to $64.9 million for the twelve months ended December 31, 2003, a decrease of $13.5 million or 20.8%. The decrease of $13.5 million in net revenues consists of a decrease in domestic revenue of $21.1 million or 32.9% partially offset by increases in international revenue of $7.7 million. The decrease in domestic revenue is a result of the loss of several significant clients partially offset by revenue from new clients in 2004. The international revenue increase of $7.7 million was primarily a result of the South African acquisition, the Japan consolidation and a full year of Canadian operations.

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

        Operating expenses include selling, general and administrative expenses, impairment charges, depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses as a percentage of net revenues for years indicated (in millions):

                                                           Year Ended December 31,                        Increase
                                         -------------------------------------------------------------   (decrease)
                                             2004             %              2003             %              %
                                         --------------  ------------   ---------------  -------------  -------------

Selling, general & administrative          $  20.2           39.4%         $ 21.0            32.3%         (3.6)%
Impairment charges                             8.1           15.8             -               -             -
Depreciation and amortization                  1.4            2.7             1.5             2.3          (8.5)%
                                         --------------  ------------   ---------------  -------------
Total operating expenses                   $  29.7           57.9%         $ 22.5            34.6%         32.3%
                                         ==============  ============   ===============  =============

        Selling, general and administrative expenses decreased by $0.8 million, or 3.6%, for the twelve months ended December 31, 2004, to $20.2 million compared to $21.0 million for the twelve months ended December 31, 2003. Domestic selling, general and administrative expenses totaled $16.7 million for 2004 and were reduced $3.3 million from $19.9 million in 2003. The reduction of 16.1% was a result of cost reduction programs initiated in 2004 as a result of the loss of certain large clients partially offset by restructure costs of $480,000 expensed in 2004 compared to no expense in 2003. Restructure costs included office lease and employee severance costs. The domestic cost reductions were partially offset by increases of $2.5 million in international selling, general and administrative expenses resulting from the consolidation of Japan, the acquisition of South Africa, and a full year of Canadian operations, as well as, the Turkey and India joint venture startups.

        Impairment charges were $8.1 million for 2004 (see Note 3 to the Consolidated Financial Statements -Impairment Charges). Impairment charges resulting from the loss of certain large clients consisted of $7.6 million of goodwill impairment, $1.2 million for the impairment of other assets partially offset by the reduction of $1.4 million (net of taxes) of other liabilities related to the PIA Acquisition. In addition there was approximately $700,000 of goodwill impairment associated with the Canadian subsidiary.

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

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

        In the twelve months ended December 31, 2005, the Company had a net income of $878,000.

        Net cash provided by operating activities for the year ended December 31, 2005 and 2004, was $3.4 million, and $1.4 million, respectively. The increase of $2.0 million in cash provided by operating activities is primarily due to increases in net income and lower decreases in accounts receivable.

        Net cash used in investing activities for the year ended December 31, 2005, was $0.6 million, compared with net cash used of $1.3 million for the year for December 31, 2004. The decrease in net cash used in investing activities was a result of lower purchases of property and equipment primarily computer software and equipment and fewer acquisitions of new businesses in 2005.

        Net cash used in financing activities for the year ended December 31, 2005 was $1.9 million, compared with net cash provided by financing activities of $0.9 million for the year ended December 31, 2004. The increase in cash used was a result of the Company paying down on its lines of credit.

        The above activity resulted in a change in cash and cash equivalents for the twelve months ended December 31, 2005 of $1.0 million.

        At December 31, 2005, the Company had positive working capital of $3.1 million as compared to $1.0 million at December 31, 2004. The increase in working capital is due to increases in cash, decreases in accounts payable and lines of credit, partially offset by a decrease in accounts receivable and increases in accrued expenses and other current liabilities and accrued expenses due to affiliates. The Company's current ratio was 1.31 and 1.08 at December 31, 2005 and 2004, respectively.

        In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provided a $15.0 million revolving credit facility that matured on January 23, 2006. The Credit Facility allowed the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). On May 17, 2004, the Credit Facility was amended to among other things, reduce the revolving credit facility from $15.0 million to $10.0 million, change the interest rate and increase reserves against collateral. The amendment provides for interest to be charged at a rate based in part upon the earnings before interest, taxes, depreciation and amortization. The average interest rate for 2005 was 6.9%. At December 31, 2005, the Credit Facility bears interest at Webster's "Alternative Base Rate" plus 0.75% (a total of 8.0% per annum), or LIBOR plus 3.25%. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. In connection with the May 17, 2004, amendment, Mr. Robert Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provided personal guarantees totaling $1.0 million to Webster. On August 20, 2004, the Credit Facility was further amended in connection with the waiver of certain covenant violations (see below). The amendment, among other things, reduced the revolving credit facility from $10.0 million to $7.0 million, changed the covenant compliance testing for certain covenants from quarterly to monthly and reduced certain advance rates. On November 15, 2004, the Credit Facility was further amended to delete any required Minimum Net Worth and minimum Fixed Charge Coverage Ratio covenant levels for the year ended December 31, 2004. Those amendments did not change the future covenant levels for 2005.

        In January 2006, the Credit Facility was amended to extend its maturity to January 2009 and to reset the Fixed Charge Coverage Ratio, and Minimum Net Worth covenants. It further stipulated that should the Company meet its covenants for the year ended December 31, 2005, which it has, Webster would release Mr. Robert Brown and Mr. William Bartels from their obligation to provide personal guarantees totaling $1.0 million and certain discretionary reserves. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

        The Company was not in violation of any covenants at December 31, 2005, and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue such waivers in the future.

        Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at December 31, 2005, and December 31, 2004, in accordance with EITF 95-22. Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

        The revolving loan balances outstanding under the Credit Facility were $2.4 million and $4.1 million at December 31, 2005, and December 31, 2004, respectively. There were letters of credit outstanding under the Credit Facility of $0.6 million and $0.7 million at December 31, 2005, and December 31, 2004, respectively. As of December 31, 2005, the Company had unused availability under the Credit Facility of $3.2 million out of the remaining maximum $4.0 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        In 2001, the Japanese joint venture SPAR FM Japan, Inc. entered into a revolving line of credit arrangement with Japanese banks for 300 million yen or $2.7 million (based upon the exchange rate at September 30, 2005). At September 30, 2005, SPAR FM Japan, Inc. had 70 million yen or approximately $600,000 loan balance outstanding under the line of credit. The average interest rate for 2005 and the interest rate at September 30, 2005 were 1.4%.

        The Company's international model is to partner with local merchandising companies and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising and marketing business. In 2001, the Company established its first joint venture and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India, Romania and China. The Company also announced the establishment of a joint venture subsidiary in Lithuania, which is projected to begin operations in April 2006.

        Certain of these joint ventures and joint venture subsidiaries are marginally profitable and certain others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these joint ventures and joint venture subsidiaries.

        Management believes that based upon the results of Company's cost saving initiatives and the existing credit facilities, sources of cash availability will be sufficient to support ongoing operations over the next twelve months.

However, delays in collection of receivables due from any of the Company's major clients, or a significant further reduction in business from such clients, or the inability to acquire new clients, or the Company's inability to remain profitable, or the inability to obtain bank waivers in the event of future covenant violations could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

Certain Contractual Obligations

        The following table contains a summary of certain of the Company's contractual obligations by category as of December 31, 2005 (in thousands).

--------------------------------------------------------------------------------------------------------------------
              Contractual Obligations                                   Payments due by Period
--------------------------------------------------------------------------------------------------------------------
                                               Total       Less than 1    1-3 years      3-5 years    More than 5
                                                              year                                       years
--------------------------------------------------------------------------------------------------------------------
        Credit Facilities                      $ 2,969       $ 2,969       $     -       $     -     $        -
--------------------------------------------------------------------------------------------------------------------
        Operating Lease Obligations              1,987         1,086           840            61              -
--------------------------------------------------------------------------------------------------------------------
        Total                                  $ 4,956       $ 4,055       $   840       $    61     $        -
--------------------------------------------------------------------------------------------------------------------

        In addition to the above table, at December 31, 2005, the Company had approximately $550,000 in outstanding Letters of Credit.

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

        The Company is exposed to market risk related to the variable interest rate on its lines of credit. At December 31, 2005, the Company's outstanding debt totaled $3.0 million, which consisted of domestic variable-rate (8%) debt of $2.4 million and international variable rate (1.4%) debt of $0.6 million. Based on 2005 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows by approximately $25,000.

        The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint ventures. In both 2005 and 2004, these exposures are primarily concentrated in the Canadian dollar, South African rand and Japanese yen. At December 31, 2005, international assets totaled $5.0 million and international liabilities totaled $7.5 million. For 2005, international revenues totaled $14.9 million and the Company's share of the net income was approximately $167,000.

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

Item 9B.  Other Information.

        None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.


Directors and Executive Officers

        The following table sets forth certain information in connection with each person who is or was at December 31, 2005, an executive officer and/or director for the Company.

Name                                     Age        Position with SPAR Group, Inc.
----                                     ---        ------------------------------

Robert G.  Brown.  . . . . . . . . .     63         Chairman, Chief Executive Officer, President and Director

William  H.  Bartels . . . . . . . .     62         Vice Chairman and Director

Robert O.  Aders  (1). . . . . . . .     78         Director, Chairman Governance Committee

Jack W.  Partridge (1) . . . . . . .     60         Director, Chairman Compensation Committee

Jerry B.  Gilbert  (1) . . . . . . .     71         Director

Lorrence  T.  Kellar (1) . . . . . .     68         Director, Chairman Audit Committee

Charles Cimitile.  . . . . . . . . .     51         Chief Financial Officer, Treasurer and Secretary

Kori G. Belzer ....................      40         Chief Operating Officer

Patricia Franco ...................      45         Chief  Information  Officer,  President  of the  SPAR  International
                                                    Merchandising Division

James R. Segreto ..................      57         Vice President, Controller
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

        Jack W. Partridge serves as a Director of SGRP and has done so since January 29, 2001. He has served as the Chairman of the Compensation Committee of SGRP since May 9, 2003. Mr. Partridge is President of Jack W. Partridge & Associates. He previously served as Vice Chairman of the Board of The Grand Union Company from 1998 to 2000. Mr. Partridge's service with Grand Union followed a distinguished 23-year career with The Kroger Company, where he served as Group Vice President, Corporate Affairs, and as a member of the Senior Executive Committee, as well as various other executive positions. Mr. Partridge has been a leader in industry and community affairs for over three decades. He has served as Chairman of the Food Marketing Institute's Government Relations Committee, the Food and Agriculture Policy Task Force, and as Chairman of the Board of The Ohio Retail Association. He currently serves as a member of the board of Checkpoint Systems, Inc.

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

         Kori G. Belzer serves as the Chief Operating Officer of SGRP and has done so since January 1, 2004. Ms. Belzer also serves as Chief Operating Officer of SPAR Management Services, Inc. ("SMSI"), and SPAR Marketing Services, Inc. ("SMS"), each an affiliate of SGRP (see Item 13 - Certain Relationships and Related Transactions, below), and has done so since 2000. The Audit Committee determined that Ms. Belzer also served during 2003 as the de facto chief operating officer of SGRP through her position as Chief Operating Officer of SMSI and SMS. From 1997 to 2000, Ms. Belzer served as Vice President Operations of SMS and as Regional Director of SMS from 1995 to 1997. Prior to 1995, she served as Client Services Manager for SPAR/Servco, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

        Section 16(a) of the Exchange Act ("Section 16(a)") requires SGRP's directors and certain of its officers and persons who own more than 10% of SGRP's Common Stock (collectively, "Insiders"), to file reports of ownership and changes in their ownership of SGRP's Common Stock with the Commission. Insiders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

        Based solely on its review of the copies of such forms received by it for the year ended December 31, 2005, or written representations from certain reporting persons for such year, the Company believes that its Insiders complied with all applicable Section 16(a) filing requirements for such year, with the exception that Robert G. Brown and William H. Bartels untimely filed certain Statements of Changes in Beneficial Ownership on Form 4. All such Section 16(a) filing requirements have since been completed by each of the aforementioned individuals.

Ethics Codes

        SGRP has adopted codes of ethical conduct applicable to all of its directors, officers and employees, as approved and recommended by the Audit Committee and Governance Committee and adopted by the Board on May 3, 2004, in accordance with Nasdaq Rules. These codes of conduct consist of: (1) the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Dated (as of) May 1, 2004; and (2) the SPAR Group Statement of Policy Regarding Personal Securities Transaction in SGRP Stock and Non-Public Information Dated, Amended and Restated as of May 1, 2004, which amends, restates and completely replaces its existing similar statement of policy. Both Committees were involved because authority over ethics codes shifted from the Audit Committee to the Governance Committee with the adoption of the committee charters on May 18, 2004. Copies of these codes and policies are posted and available on the Company's web site (www.SPARinc.com).

Item 11.   Executive Compensation and Other Information of SPAR Group, Inc.


Executive Compensation

        The following table sets forth all compensation received for services rendered to SGRP in all capacities for the years ended December 31, 2005, 2004, and 2003 (except for amounts paid to SMS, SMSI and SIT, see Item 13 - Certain Relationships and Related Transactions, below) (i) by SGRP's Chief Executive Officer, and (ii) each of the other four most highly compensated executive officers of SGRP and its affiliates who were serving as executive officers of SGRP or performing equivalent functions for SGRP through an affiliate, at December 31, 2005 (collectively, the "Named Executive Officers").

Summary Compensation Table

                                                                                                             Long Term
                                                                         Annual Compensation            Compensation Awards
                                                                   ------------------------------    ----------------------------
                                                                                                     Securities
                                                                                                     Underlying      All Other
                                                                                                      Options      Compensation
Name and Principal Positions                               Year           Salary ($)    Bonus ($)      (#)(1)         ($)(2)
-------------------------------------------------                        ------------  -----------   -----------   -------------
Robert G. Brown                                            2005           191,100 (3)         --            --          1,230
     Chief  Executive  Officer,  Chairman  of the          2004           114,000 (3)         --            --          1,800
     Board, President, and Director                        2003           180,000 (3)         --            --          2,200

William H. Bartels                                         2005           191,100 (3)         --            --            698
     Vice Chairman and Director                            2004           114,000 (3)         --            --          1,620
                                                           2003           180,000 (3)         --            --          2,007

Charles Cimitile                                           2005           227,700         20,000        95,000          1,230
          Chief Financial Officer,  Treasurer and          2004           220,000             --        25,000          1,800
     Secretary                                             2003           221,700         20,000        20,000          2,200

Kori G. Belzer                                             2005           152,975         30,000       111,140            888
     Chief Operating Officer                               2004           147,990             --        25,000          1,495
                                                           2003           147,067         19,000        26,750          1,843


Patricia Franco                                            2005           152,975         30,000       137,500            947
     Chief Information Officer                             2004           147,900         10,000        25,000          1,493
                                                           2003           145,875         20,000        37,500          1,718

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

Stock Option Grants in Last Fiscal Year

        The following table sets forth information regarding each grant of stock options made during the year ended December 31, 2005, to each of the Named Executive Officers. No stock appreciation rights ("SAR's") were granted during such period to such person.

                                         Individual Grants
                     ----------------------------------------------------------
                        Number of      Percent of                                 Potential Realizable Value at
                       Securities     Total Options                               Assumed Annual Rates of Stock
                       Underlying      Granted to                                Price Appreciation for Option(1)
                         Options      Employees in    Exercise     Expiration   ---------------------------------
Name                 Granted(2) (#)    Period (%)    Price ($/Sh)     Date         5% ($)          10% ($)
----                 --------------    ----------    ------------     ----        ------          -------

Charles Cimitile         55,000            16.0         1.26        4/14/15        43,582        110,446
                         20,000             2.5         1.75        5/12/15        22,011         55,781
                         20,000             2.5         1.10        11/9/15        13,836         35,062

Kori G. Belzer           76,140            22.2         1.26        4/14/15        60,334        152,898
                         20,000             5.8         1.75        5/12/15        22,011         55,781
                         15,000             4.4         1.10        11/9/15        10,377         26,297

Patricia Franco          97,500            28.4         1.26        4/14/15        77,260        195,791
                         25,000             7.3         1.75        5/12/15        27,514         69,726
                         15,000             4.4         1.10        11/9/15        10,377         26,297
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


Aggregated Stock Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        The following table sets forth the number of shares of Common Stock of SGRP purchased by each of the Named Executive Officers in the exercise of stock options during the year ended December 31, 2005, the value realized in the purchase of such shares (the market value at the time of exercise less the exercise price to purchase such shares), and the number of shares that may be purchased and value of the exercisable and unexercisable options held by each of the Named Executive Officers at December 31, 2005.

                                                                                                       Value of Unexercised
                                                                Number of Securities Underlying    ------------------------------
                                                                 Unexercised Options at Fiscal    In-the-Money Options at Fiscal
                                                                         Year-End (#)                      Year-End ($)
                           Shares Acquired        Value        ---------------------------------  --------------------------------
Name                       on Exercise (#)     Realized ($)      Exercisable      Unexercisable    Exercisable     Unexercisable
----                       ----------------   --------------   ---------------   ---------------  -------------   ---------------

Robert G. Brown                      --                 --           95,746                  --             --              --
William H. Bartels                   --                 --           58,999                  --             --              --
Charles Cimitile                     --                 --          107,500              97,500          6,875              --
Kori G. Belzer                       --                 --          101,000             116,140          2,800              --
Patricia Franco                      --                 --           91,000             137,500          2,800              --


Stock Option and Purchase Plans

        SGRP has four stock option plans: the 2000 Stock Option Plan ("2000 Plan"), the Special Purpose Stock Option Plan ("Special Purpose Plan"), the
Amended and Restated 1995 Stock Option Plan ("1995 Plan") and the 1995 Director's Plan ("Director's Plan").

        On December 4, 2000, SGRP adopted the 2000 Plan as the successor to the 1995 Plan and the Director's Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000 under the 1995 Plan). The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for whom the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of SGRP's common stock at the date of grant (although typically the options are issued at 100% of the fair market value), and the exercise price of incentive stock options must be equal to at least the fair market value of SGRP's common stock at the date of grant. During 2005, options to purchase 1,334,973 shares of SGRP's common stock were granted, options to purchase 57,625 shares of SGRP's common stock were exercised and options to purchase 440,975 shares of SGRP's stock were voluntarily surrendered and cancelled under this plan. At December 31, 2005, options to purchase 2,088,256 shares of SGRP's common stock remain outstanding under this plan and options to purchase 724,221 shares of SGRP's common stock were available for grant under this plan.

        On July 8, 1999, in connection with the merger, SGRP established the Special Purpose Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were 134,114 options granted at $0.01 per share. Since July 8, 1999, SGRP has not granted any new options under this plan. During 2005, no options to purchase shares of SGRP's common stock were exercised under this plan. At December 31, 2005, options to purchase 4,750 shares of SGRP's common stock remain outstanding under this plan.

        The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specific employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of SGRP's common stock. The options had a term of ten years from the date of issuance, except in the case of incentive stock options granted to greater than 10% stockholders for which the term was five years. The exercise price of nonqualified stock options must have been equal to at least 85% of the fair market value of SGRP's common stock at the date of grant. Since 2000, SGRP has not granted any new options under this plan. During 2005, 250 options to purchase shares of SGRP's common stock were exercised. At December 31, 2005, options to purchase 14,375 shares of SGRP's common stock remain outstanding under this plan. The 1995 Plan was superseded by the 2000 Plan with respect to all new options issued.

        The Director's Plan was a stock option plan for non-employee directors and provided for the purchase of up to 120,000 shares of SGRP's common stock. Since 2000, SGRP has not granted any new options under this plan. During 2005, no options to purchase shares of SGRP's common stock were exercised under this plan. At December 31, 2005, 20,000 options to purchase shares of SGRP's common stock remained outstanding under this plan. The Director's Plan has been replaced by the 2000 Plan with respect to all new options issued.

        In 2001, SGRP adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaced its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company, and the CSP Plan allows employees of the affiliates of the Company (see Item 13 - Certain Relationships and Related Transactions, below), to purchase SGRP's Common Stock from SGRP without having to pay any brokerage commissions. On August 8, 2002, the Company's Board approved a 15% discount for employee purchases of Common Stock under the ESP Plan and recommended that its affiliates pay a 15% cash bonus for affiliate consultant purchases of Common Stock under the CSP Plan.

Compensation of Directors

         The Compensation Committee administers the compensation plan for its outside Directors as well as the compensation for its executives. Each member of SGRP's Board who is not otherwise an employee or officer of SGRP or any subsidiary or affiliate of SGRP (each, an "Eligible Director") is eligible to receive the compensation contemplated under such plan.

         The Compensation Committee administers the compensation of directors pursuant to SGRP's Director Compensation Plan for its outside Directors, as approved and amended by the Board (the "Directors Compensation Plan"), as well as the compensation for SGRP's executives.

          In November 2005, the Compensation Committee approved and recommended and the Board adopted a change in the Directors Compensation Plan to provide for the payment of Director Compensation all in cash. Each member of SGRP's Board who is not otherwise an employee or officer of SGRP or any subsidiary or affiliate of SGRP (each a "Non-Employee Director") is eligible to receive director's fees of $30,000 per annum (plus an additional $5,000 per annum for the Audit Committee Chairman), payable quarterly. Prior to November 2005, Director Compensation was paid half in cash and half in stock options to purchase shares of SGRP's common stock.

         In addition, upon acceptance of the directorship, each Non-Employee Director receives options to purchase 10,000 shares of SGRP's common stock, options to purchase 10,000 additional shares of SGRP's common stock after one year of service and options to purchase 10,000 additional shares of SGRP's common stock for each additional year of service thereafter. All options above have an exercise price equal to 100% of the fair market value of the SGRP's common stock at the date of grant.

         All of those options to Non-Employee Directors have been and will be granted under the 2000 Plan described below, under which each member of the Board is eligible to participate. Non-Employee Directors will be reimbursed for all reasonable expenses incurred during the course of their duties. There is no additional compensation for committee participation, phone meetings, or other Board activities.

Severance Agreements

        SGRP has entered into a Change of Control Severance Agreement with each of Patricia Franco, SGRP's Chief Information Officer, and Kori G. Belzer, SGRP's Chief Operating Officer, each providing for a lump sum severance payment and other accommodations from the Company to the employee under certain circumstances if, pending or following a change in control, the employee leaves for good reason or is terminated other than in a termination for cause. The payment is equal to the sum of the employee's monthly salary times a multiple equal to 24 months less the number of months by which the termination of employment followed the change in control plus the maximum bonus that would have been paid to the employee (not to exceed 25% of the employee's annual salary).

Compensation Committee Interlocks and Insider Participation

        No member of the Board's Audit, Compensation or Governance Committee was at any time during the year ended December 31, 2005, or at any other time an officer or employee of the Company. No executive officer of the Company or Board member serves as a member of the board of directors, audit, compensation or governance committee of any other entity that has one or more executive officers serving as a member of SGRP's Board, Audit Committee, Compensation Committee or Governance Committee, except for the positions of Messrs. Brown and Bartels as directors and officers of the Company (including each of its subsidiaries) and as directors and officers of each of its affiliates, including SMS, SMSI and SIT (see - Certain Relationships and Related Transactions, below).

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners of SGRP

        The following table sets forth certain information regarding beneficial ownership of SGRP's common stock as of March 15, 2006 by: (i) each person (or group of affiliated persons) who is known by SGRP to own beneficially more than 5% of SGRP's common stock; (ii) each of SGRP's directors; (iii) each of the Named Executive Officers in the Summary Compensation Table; and (iv) SGRP's directors and such Named Executive Officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                                    Number of Shares
               Title of Class        Name and Address of Beneficial Owner          Beneficially Owned   Percentage
               --------------        ------------------------------------          ------------------   ----------

        Common Shares                Robert G. Brown (1)                               8,644,218 (2)       45.5%

        Common Shares                William H. Bartels (1)                            5,570,161 (3)       29.4%

        Common Shares                Robert O. Aders (1)                                 164,929 (4)         *

        Common Shares                Jack W. Partridge (1)                               109,019 (5)         *

        Common Shares                Jerry B. Gilbert (1)                                102,360 (6)         *

        Common Shares                Lorrence T. Kellar (1)                              102,387 (7)         *

        Common Shares                Charles Cimitile (1)                                128,750 (8)         *

        Common Shares                Kori G. Belzer (1)                                  133,235 (9)         *

        Common Shares                Patricia Franco (1)                                 175,122 (10)        *

        Common Shares                Richard J. Riordan (11)
                                     300 South Grand Avenue, Suite 2900
                                     Los Angeles, California 90071                     1,209,922            6.4%

        Common Shares                Heartland Advisors, Inc. (12)
                                     790 North Milwaukee Street
                                     Milwaukee, Wisconsin 53202                        1,228,000            6.5%

        Common Shares                Executive Officers and Directors                 15,130,181           80.0%

* Less than 1%
(1) The address of such owners is c/o SPAR Group, Inc. 580 White Plains Road, Tarrytown, New York 10591.
(2) Includes 1,800,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James R. Brown, Sr. and William H. Bartels are trustees. Includes 95,747 shares issuable upon exercise of options.
(3) Excludes 1,800,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James R. Brown, Sr. and William H. Bartels are trustees, beneficial ownership of which are disclaimed by Mr. Bartels. Includes 58,999 shares issuable upon exercise of options.
(4)      Includes 93,275 shares issuable upon exercise of options.
(5)      Includes 98,051 shares issuable upon exercise of options.
(6)      Includes 102,360 shares issuable upon exercise of options.
(7)      Includes 96,239 shares issuable upon exercise of options.
(8)      Includes 128,750 shares issuable upon exercise of options.
(9)      Includes 131,285 shares issuable upon exercise of options.
(10)     Includes 121,025 shares issuable upon exercise of options.
(11) Share ownership was confirmed with SGRP's stock transfer agent and the principal.
(12) All information regarding share ownership is taken from and furnished in reliance upon the Schedule 13G (Amendment No. 9), filed by Heartland Advisors, Inc. with the Securities and Exchange Commission on December 31, 2005.

Equity Compensation Plans

        The following table contains a summary of the number of shares of Common Stock of SGRP to be issued upon the exercise of options, warrants and rights outstanding at December 31, 2005, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of additional shares of Common Stock remaining available for future issuance under the plans as at December 31, 2005.

                                                      Equity Compensation Plan Information
    ----------------------------- -------------------------- ------------------------- -------------------------
                                   Number of securities to       Weighted average        Number of securities
                                   be issued upon exercise      exercise price of      remaining available for
                                   of outstanding options,     outstanding options,       future issuance of
                                   warrants and rights (#)   warrants and rights ($)    options, warrants and
           Plan category                                                                      rights (#)
    ----------------------------- -------------------------- ------------------------- -------------------------

    ----------------------------- -------------------------- ------------------------- -------------------------
    Equity compensation plans             2,127,381                     $1.53                   724,221
    approved by security
    holders
    ----------------------------- -------------------------- ------------------------- -------------------------
    Equity compensation plans
    not approved by security
    holders                                      --                        --                        --
    ----------------------------- -------------------------- ------------------------- -------------------------
    Total                                 2,127,381                     $1.53                   724,221
    ----------------------------- -------------------------- ------------------------- -------------------------

Item 13.   Certain Relationships and Related Transactions.

        Mr. Robert G. Brown, a Director, the Chairman, President and Chief Executive Officer of the Company and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), and SPAR Infotech, Inc. ("SIT").

        SMS and SMSI provided approximately 99% of the Company's merchandising specialists in the field (through its independent contractor field force) and approximately 86% of the Company's field management at a total cost of approximately $20.0 million, $24.4 million, and $36.0 million for 2005, 2004, and 2003, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS's merchandising specialist field force of approximately 5,600 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides approximately 44 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs, except that for 2004 SMSI agreed to concessions that reduced the premium paid by approximately $640,000 for 2004. Total net premiums (4% of SMS and SMSI costs less 2004 concessions) paid to SMS and SMSI for services rendered were approximately $770,000, $320,000, and $1,350,000 for 2005, 2004, and 2003, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations, Messrs. Brown and Bartels benefit from any income of such companies allocated to them.

        SIT provided substantially all of the Internet computer programming services to the Company at a total cost of approximately $771,000, $1,170,000, and $1,610,000 for 2005, 2004, and 2003, respectively. SIT provided approximately 25,000, 34,000, and 47,000 hours of Internet computer programming services to the Company for 2005, 2004, and 2003, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $30.34, $34.71, and $34.24 for 2005, 2004, and 2003, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for 2005. However, since SIT is a "Subchapter S" corporation, Messrs. Brown and Bartels benefit from any income of such company allocated to them.

        In November 2004 and January 2005, the Company entered into separate operating lease agreements between SMS and the Company's wholly owned subsidiaries, SPAR Marketing Force, Inc. ("SMF") and SPAR Canada Company ("SPAR Canada"). In May 2005, the Company and SMS amended the lease agreements reducing the total monthly payment. Each lease, as amended, has a 36 month term and representations, covenants and defaults customary for the leasing industry. The SMF lease is for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in the United States and has a monthly payment of $17,891. These handheld computers had an original purchase price of $632,200. The SPAR Canada lease is also for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in Canada and has a monthly payment of $2,972. These handheld computers had an original purchase price of $105,000. The monthly payments, as amended, are based upon a lease factor of 2.83%.

        In March 2005, SMF entered into an additional 36 month lease with SMS for handheld computers. The lease factor is 2.83% and the monthly payment is $2,341. These handheld computers had an original purchase price of $82,727.

        The Company's agreements with SMS, SMSI and SIT are periodically reviewed by SGRP's Audit Committee, which includes an examination of the overall fairness of the arrangements. In February 2004, the Audit Committee approved separate amended and restated agreements with each of SMS, SMSI and SIT, effective as of January 1, 2004. The restated agreements extend the contract maturities for four years, strengthened various contractual provisions in each agreement and continued the basic economic terms of the existing agreements, except that the restated agreement with SMSI provides for temporary concessions to the Company by SMSI totaling approximately $640,000 for 2004. In February and May of 2005, the Audit Committee approved the separate handheld computer leases and amendments.

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

        In January 2005, the Company, with the approval of the Company's Audit Committee, appointed Rehmann Robson ("Rehmann") as its independent registered public accounting firm.

        During the Company's fiscal year ended December 31, 2005 and 2004, respectively, the Company and its subsidiaries did not engage Rehmann or E&Y to provide advice regarding financial information systems design or implementation, but did engage Rehmann in 2005 to review the Company's 2004 tax return and preliminary 404 documentation for which Rehmann was paid $17,502 and $3,525, respectively. No other non-audit services were performed by Rehmann in 2005 or 2004. Since 2003, as required by law, each non-audit service performed by the Company's auditor either (i) was approved in advance on a case-by-case basis by the Company's Audit Committee, or (ii) fit within a pre-approved "basket" of non-audit services of limited amount, scope and duration established in advance by the Company's Audit Committee. In connection with the standards for independence of the Company's independent public accountants promulgated by the Securities and Exchange Commission, the Audit Committee considers (among other things) whether the provision of such non-audit services would be compatible with maintaining the independence of Rehmann.

Audit Fees

        During the Company's fiscal year ended December 31, 2005 and 2004, respectively, fees billed by Rehmann for all audit services rendered to the Company and its subsidiaries were $111,002 and $132,225, respectively. Fees paid to E&Y for all audit services rendered to the Company and its subsidiaries for the fiscal year ended December 31, 2004 was $100,203. Audit services principally include fees for the Company's year end and 401K audits and 10-Q filing reviews. Since 2003, as required by law, the choice of the Company's auditor and the audit services to be performed by it have been approved in advance by the Company's Audit Committee.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules.

      1. Index to Financial Statements filed as part of this report:

         Reports of Independent Registered Public Accounting Firms
                  - Rehmann Robson.                                         F-1

                  - Gureli Yeminli Mali/Musavirlik A.S.                     F-2

                  - Baker Tilly Klitou and Partner S.R.L.                   F-3

                  - S.S. Kothari Mehta & Co.                                F-4

                  - Ernst & Young LLP.                                      F-5

         Consolidated Balance Sheets as of December 31, 2005, and
         December 31, 2004.                                                 F-6

         Consolidated Statements of Operations for the years ended
         December 31, 2005, December 31, 2004, and December 31, 2003.       F-7

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, December 31, 2004, and December 31, 2003. F-8

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2005, December 31, 2004, and December 31, 2003.       F-9

         Notes to Consolidated Financial Statements.                        F-10

2.       Financial Statement Schedules.

         Schedule II - Valuation and Qualifying Accounts for the three
         years ended December 31, 2005.                                     F-33

3.       Exhibits.

         Exhibit
         Number            Description
         ------            -----------

         3.1 Certificate of Incorporation of SPAR Group, Inc. (referred to therein under its former name PIA), as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-80429), as filed with the Securities and Exchange Commission ("SEC") on December 14, 1995 (the "Form S-1")), and the Certificate of Amendment filed with the Secretary of State of the State of Delaware on July 8, 1999 (which, among other things, changes the Company's name to SPAR Group, Inc.) (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the 3rd Quarter ended September 30,
                  1999).

         3.2 Amended and Restated By-Laws of SPAR Group, Inc. adopted on May 18, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed with the SEC on May 27, 2004).

         3.3 Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., adopted May 18, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed with the SEC on May 27, 2004).

         3.4      Charter  of  the  Compensation   Committee  of  the  Board  of
                  Directors  of  SPAR  Group,  Inc.  adopted  on  May  18,  2004
                  (incorporated by reference to the Company's report on Form 8-K, as filed with the SEC on May 27, 2004).

         3.5 Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc. adopted on May 18, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed with the SEC on May 27, 2004).

         3.6 SPAR Group, Inc. Statement of Policy Respecting Stockholder Communications with Directors, adopted on May 18, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed with the SEC on May 27, 2004).

         3.7 SPAR Group, Inc. Statement of Policy Regarding Director Qualifications and Nominations, adopted on May 18, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed with the SEC on May 27, 2004).

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

         10.4 Amended and Restated Field Service Agreement dated and effective as of January 1, 2004, by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

         10.5 Amended and Restated Field Management Agreement dated and effective as of January 1, 2004, by and between SPAR Management Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

         10.6 Amended and Restated Programming and Support Agreement dated and effective as of January 1, 2004, by and between SPAR InfoTech, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

         10.7 Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc., and SPAR Trademarks, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2002).

         10.8 Trademark License Agreement dated as of July 8, 1999, by and between SPAR Infotech, Inc., and SPAR Trademarks, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2002).

         10.9 Stock Purchase and Sale Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002).

         10.10 Revolving Credit, Guaranty and Security Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002).

         10.11 Term Loan, Guaranty and Security Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002).

         10.12 Promissory Note in the principal amount of $764,271.00 by STIMULYS, Inc., in favor of SPAR Incentive Marketing, Inc., dated as of September 10, 2004 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

         10.13 Payoff and Release Letter by and between STIMULYS, Inc., and SPAR Incentive Marketing, Inc., dated as of September 10, 2004 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

         10.14 Sales Proceeds Agreement by and between STIMULYS, Inc. and SPAR Incentive Marketing, Inc., dated as of September 10, 2004 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

         10.15 Third Amended and Restated Revolving Credit and Security Agreement by and among Whitehall Business Credit Corporation (the "Lender") with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR
                  Marketing,   Inc.  (DE),  SPAR  Marketing,   Inc.  (NV),  SPAR
                  Acquisition, Inc., SPAR Group International, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and Pivotal Sales Company (collectively, the "Existing Borrowers"), dated as of January 24, 2003 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

         10.16 Waiver And Amendment No. 3 To Third Amended And Restated Revolving Credit And Security Agreement entered into as of March 26, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed with the SEC on May 26, 2004).

         10.17 Joinder, Waiver And Amendment No. 4 To Third Amended And Restated Revolving Credit And Security Agreement entered into as of May 17, 2004 (incorporated by reference to the Company's report on Form 8-K, as filed with the SEC on May 26, 2004).

         10.18 Waiver and Amendment to Third Amended and Restated Revolving Credit and Security Agreement by and among the Lender and the Borrowers dated as of January 2004 (incorporated by reference to the Company's report on Form 10-K/A for the year ended December 31, 2003, as filed with the SEC on June 28, 2004).

         10.19 Waiver and Amendment No. 5 to Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 20, 2004 (incorporated by reference to the Company's quarterly report of the quarter ended June 30, 2004, as filed with the SEC on August 23,
                  2004).

         10.20 Waiver and Amendment No. 6 to Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of November 12, 2004 (incorporated by reference to the Company's quarterly report for the quarter ended September 30, 2004, as filed with the SEC on November 17, 2004).

         10.21 Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of March 31, 2004 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

         10.22 Consent, Joinder, Release and Amendment Agreement dated as of October 31, 2003, by and among the Lender, the Existing Borrowers and SPAR All Store Marketing, Inc., as a Borrower (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 31, 2004).

         10.23 Change in Control Severance Agreement between Kori Belzer and SPAR Group, Inc., dated as of August 12, 2004 (incorporated by reference to the Company's quarterly report of the quarter ended June 30, 2004, as filed with the SEC on August 23,
                  2004).

         10.24 Change in Control Severance Agreement between Patricia Franco and SPAR Group, Inc., dated as of August 12, 2004 (incorporated by reference to the Company's quarterly report of the quarter ended June 30, 2004, as filed with the SEC on August 23, 2004).

         10.25 Master Lease Agreement by and between SPAR Marketing Services, Inc. and SPAR Marketing Force, Inc. dated as of November 2004 relating to lease of handheld computer equipment (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12,
                  2005).

         10.26 Master Lease Agreement by and between SPAR Marketing Services, Inc. and SPAR Canada Company dated as of January 2005 relating to lease of handheld computer equipment (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

         10.27 Joint Venture Agreement dated as of March 26, 2004, by and between Solutions Integrated Marketing Services Ltd. and SPAR Group International, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

         10.28 Joint Venture Shareholders Agreement between Friedshelf 401 (Proprietary) Limited, SPAR Group International, Inc., Derek O'Brien, Brian Mason, SMD Meridian CC, Meridian Sales & Mnrechandisign (Western Cape) CC, Retail Consumer Marketing CC, Merhold Holding Trust in respect of SGRP Meridian (Proprietary) Limited, dated as of June 25, 2004 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12,
                  2005).

         10.29 Joint Venture Agreement dated as of July 21, 2003, by and between CEO Produksiyon Tanitim ve Arastirma Hizmetleri Ltd Sti and SPAR Group International, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

         10.30 Joint Venture Agreement dated as of May 1, 2001, by and between Paltac Corporation and SPAR Group, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12,
                  2005).

         10.31 Agreement on Amendment dated as of August 1, 2004, by and between SPAR Group, Inc. and SPAR FM Japan, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12,
                  2005).

         10.32 Joint Venture Agreement dated as of January 26, 2005, by and between Best Mark Investments Holdings Ltd. and SPAR International Ltd. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

         10.33 Joint Venture Agreement dated as of December 14, 2004, by and between Field Insights S.R.L. and SPAR Group International, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

         10.34 Amended and Restated Equipment Leasing Schedule 001 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of November 1, 2004, relating to lease of handheld computer equipment (incorporated by reference to the Company's quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

         10.35 Amended and Restated Equipment Leasing Schedule 002 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of January 4,

                  2005, relating to lease of handheld computer equipment (incorporated by reference to the Company's quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

         10.36 Amended and Restated Equipment Leasing Schedule 003 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of January 31, 2005, relating to lease of handheld computer equipment (incorporated by reference to the Company's quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

         10.37 Amended and Restated Equipment Leasing Schedule 001 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Canada Company dated as of January 4, 2005, relating to lease of handheld computer equipment (incorporated by reference to the Company's quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18,
                  2005).

         10.38 Equipment Leasing Schedule 004 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of March 24, 2005, relating to lease of handheld computer equipment (incorporated by reference to the Company's quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

         10.39 Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of March 31, 2005 (incorporated by reference to the Company's quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

         10.40 Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of May 11, 2005 (incorporated by reference to the Company's quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

         10.41 Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 10, 2005, with respect to the fiscal quarter ended June 30, 2005 (incorporated by reference to the Company's quarterly report on Form 10-Q for quarter ended June 30, 2005, as filed with the SEC on August 15, 2005).

         10.42 Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of November 10, 2005, with respect to the fiscal quarter ended September 30, 2005 (incorporated by reference to the Company's quarterly report on Form 10-Q for quarter ended September 30, 2005, as filed with the SEC on November 14, 2005).

         10.43 Amendment No. 7 to the Third Amended and Restated Revolving Credit and Security Agreement dated as of January 18, 2006, by and among, SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., the Registrant, SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR
                  Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services, Inc., PIA Merchandising Co., Inc., Pacific Indoor Display, Inc., Pivotal Sales Company, SPAR All Store Marketing Services, Inc., and SPAR Bert Fife, Inc., each as a "Borrower" and collectively as the "Borrowers" thereunder, and Webster Business Credit Corporation (formerly known as Whitehall
                  Business Credit Corporation), as the "Lender" thereunder (incorporated by reference to the Company's report on the Form 8-K, as filed with the SEC on January 26, 2006).

         14.1 Code of Ethical Conduct for the Directors, Senior Executives and Employees, of SPAR Group, Inc., dated May 1, 2004 (incorporated by reference to the Company's Form 8-K, as filed with the SEC on May 5, 2004).

         14.2 Statement of Policy Regarding Personal Securities Transaction in Company Stock and Non-Public Information, as amended and restated on May 1, 2004 (incorporated by reference to the Company's Form 8-K, as filed with the SEC on May 5, 2004).

         21.1     List of Subsidiaries.

         23.1     Consent of Rehmann Robson.

         23.2     Consent of Gureli Yeminli Mali Musavirlik A.S.

         23.3     Consent of Baker Tilly Klitou and Partners S.R.L.

         23.4     Consent of S.S. Kothari Mehta & Co.

         23.5     Consent of Ernst & Young LLP.

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

                                SPAR Group, Inc.

                                By:    /s/ Robert G. Brown
                                       -----------------------------------------
                                       Robert G. Brown
                                       President, Chief Executive Officer and
                                       Chairman of the Board

                                Date:  March 31, 2006
                                       -----------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE

/s/ Robert G. Brown          President, Chief Executive Officer, Director,
---------------------------  and Chairman of the Board
    Robert G. Brown
Date: March 31, 2006

/s/ William H. Bartels       Vice Chairman and Director
---------------------------
    William H. Bartels
Date: March 31, 2006

/s/ Robert O. Aders          Director
---------------------------
    Robert O. Aders
Date: March 31, 2006

/s/ Jack W. Partridge        Director
---------------------------
    Jack W. Partridge
Date: March 31, 2006

/s/ Jerry B. Gilbert         Director
---------------------------
    Jerry B. Gilbert
Date: March 31, 2006

/s/ Lorrence T. Kellar       Director
---------------------------
    Lorrence T. Kellar
Date: March 31, 2006

/s/ Charles Cimitile         Chief Financial Officer,
---------------------------  Treasurer and Secretary (Principal Financial and
    Charles Cimitile         Accounting Officer)
Date: March 31, 2006

              Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SPAR Group, Inc. and Subsidiaries
Tarrytown, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for these years listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of SPAR Merchandising Romania, Ltd.; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); or SPAR Solutions India Private Limited as of and for the year ended December 31, 2005. These statements reflect total assets constituting 4.9% of consolidated total assets as of December 31, 2005, and total revenues constituting 2.7% of total consolidated revenue for the year then ended. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for SPAR Merchandising Romania, Ltd.; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); and SPAR Solutions India Private Limited for 2005, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors for 2005, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule for those years, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                     /s/ Rehmann Robson

Troy, Michigan
 March 16, 2006

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
SPAR Alan Pazarlama Hizmetleri Limited Sirketi
Istanbul, Turkey

We have audited the accompanying balance sheets of Spar Alan Pazarlama Hizmetleri Limited Sirketi (the "Company") as at December 31, 2005 and the related statement of operations and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the result of its operations for the year then ended in conformity with U.S. generally accepted accounting principles.



                   /s/ Gureli Yeminli Mali Musavirlik A.S.
                       An independent member of Baker Tilly International





Istanbul, Turkey
March 10, 2006

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SPAR Merchandising Romania S.R.L.
Bucharest, Romania

We have audited the accompanying balance sheet of Spar Merchandising Romania SRL as of December 31, 2005, and related statements of operations, stockholders' equity, and cash flows for the period from April 20, 2005 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2005, and the results of its operations and its cash flows for the period from April 20, 2005 to December 31, 2005 in conformity with U.S. generally accepted accounting principles.

                                      /s/ Baker Tilly Klitou and Partners S.R.L.


Bucharest, Romania
March 29, 2006

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SPAR Solutions Merchandising Private Limited
New Delhi, India

We have audited the attached balance sheets of SPAR Solutions Merchandising Private Limited, a company incorporated in India, as at 31st December, 2005 and 2004 and also the Statements of Income, Changes in shareholders' equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the company as at 31st December 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                 /s/ S.S. Kothari Mehta & Co.





New Delhi, India
March 30, 2006

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SPAR Group, Inc. and Subsidiaries
Tarrytown, New York

We have audited the consolidated statements of operations, stockholders' equity and cash flows of SPAR Group, Inc. and Subsidiaries for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of SPAR Group, Inc.'s operations and its cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                              /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 13, 2004

                        SPAR Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                           December 31,
                                                               -------------------------------------
                                                                    2005                   2004
                                                               -------------          --------------

 Assets
 Current assets:
    Cash and cash equivalents                                  $      1,914           $         887
    Accounts receivable, net                                         10,656                  11,307
    Prepaid expenses and other current assets                           702                     657
                                                               -------------          --------------
 Total current assets                                                13,272                  12,851

 Property and equipment, net                                          1,131                   1,536
 Goodwill                                                               798                     798
 Other assets                                                           216                     636
                                                               -------------          --------------
 Total assets                                                  $     15,417           $      15,821
                                                               =============          ==============

 Liabilities and stockholders' equity
 Current liabilities:
    Accounts payable                                           $      1,597           $       2,158
    Accrued expenses and other current liabilities                    2,639                   2,391
    Accrued expenses due to affiliates                                1,190                     987
    Restructuring charges                                                99                     250
    Customer deposits                                                 1,658                   1,147
    Lines of credit                                                   2,969                   4,956
                                                               -------------          --------------
 Total current liabilities                                           10,152                  11,889

 Other long-term liabilities                                             10                      12
 Minority interest                                                      405                     206
                                                               -------------          --------------
 Total liabilities                                                   10,567                  12,107

 Commitments and contingencies (Note 7)

 Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized shares - 3,000,000
      Issued and outstanding shares - none                                -                       -
    Common stock, $.01 par value:
      Authorized shares - 47,000,000
      Issued and outstanding shares -
        18,916,847 - 2005
        18,858,972 - 2004                                               189                     189
    Treasury stock                                                       (1)                   (108)
    Accumulated other comprehensive gain (loss)                          17                     (86)
    Additional paid-in capital                                       11,059                  11,011
    Accumulated deficit                                              (6,414)                 (7,292)
                                                               -------------          --------------
 Total stockholders' equity                                           4,850                   3,714
                                                               -------------          --------------
 Total liabilities and stockholders' equity                    $     15,417           $      15,821
                                                               =============          ==============

See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                     Year Ended December 31,
                                                      -------------------------------------------------
                                                           2005             2004              2003
                                                      -------------------------------------------------

Net revenues                                          $      51,586     $      51,370    $      64,859
Cost of revenues                                             31,939            33,644           42,338
                                                      -------------------------------------------------
Gross profit                                                 19,647            17,726           22,521

Selling, general and administrative expenses                 17,561            20,222           20,967
Impairment charges                                                -             8,141                -
Depreciation and amortization                                 1,031             1,399            1,529
                                                      -------------------------------------------------
Operating income (loss)                                       1,055           (12,036)              25

Interest expense                                                191               220              269
Other (income) expense                                         (424)             (754)             237
                                                      -------------------------------------------------
Income (loss) before provision for income taxes and           1,288           (11,502)            (481)
minority interest
Provision for income taxes                                      242               853               58
                                                      -------------------------------------------------
Net income (loss) before minority interest                    1,046           (12,355)            (539)
Minority interest                                               168               (87)               -
                                                      -------------------------------------------------
Net income (loss)                                     $         878     $     (12,268)   $        (539)
                                                      =================================================

Basic/diluted net income (loss) per common share:

Net income (loss) - basic/diluted                     $        0.05     $       (0.65)   $       (0.03)
                                                      =================================================

Weighted average common shares - basic                       18,904            18,859           18,855
                                                      =================================================

Weighted average common shares - diluted                     19,360            18,859           18,855
                                                      =================================================

See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)


                                                      Common Stock                                       Accumulated
                                             -------------------------------    Additional                  Other         Total
                                                                    Treasury     Paid-In     Retained   Comprehensive Stockholders'
                                             Shares      Amount      Stock       Capital     Earnings     (Loss)Gain      Equity
                                             --------------------------------------------------------------------------------------

Balance at January 1, 2003                   18,825   $      188         (30) $    10,919   $    5,515 $        -     $    16,592

   Stock options exercised and employee
     stock purchase plan purchases               34            1         570          (86)           -          -             485
   Issuance of stock options to non-
     employees for services                       -            -           -          416            -          -             416
   Purchase of treasury stock                     -            -        (924)           -            -          -            (924)
   Comprehensive loss:
   Foreign currency translation loss                                                                           (7)             (7)
   Net loss                                                                                       (539)                      (539)
                                                                                                                         ----------
Comprehensive loss                                                                                                           (546)
                                             --------------------------------------------------------------------------------------
Balance at December 31, 2003                 18,859          189        (384)      11,249        4,976         (7)         16,023

   Stock options exercised and employee
     stock purchase plan purchases                -            -         276         (316)           -          -             (40)
   Issuance of stock options to non-
     employees for services                       -            -           -           78            -          -              78
   Comprehensive loss:
   Foreign currency translation loss                                                                          (79)            (79)
   Net loss                                                                                    (12,268)                   (12,268)
                                                                                                                         ----------
Comprehensive loss                                                                                                        (12,347)
                                             --------------------------------------------------------------------------------------
Balance at December 31, 2004                 18,859           189       (108)      11,011       (7,292)        (86)         3,714

   Stock options exercised and employee
     stock purchase plan purchases               58            -         107          (22)           -          -              85
   Issuance of stock options to non-
     employees for services                       -            -           -           70            -          -              70
   Comprehensive gain:
   Foreign currency translation gain                                                                          103             103
   Net income                                                                                      878                        878
                                                                                                                         ----------
Comprehensive gain                                                                                                            981
                                             --------------------------------------------------------------------------------------
Balance at December 31, 2005                 18,917   $        189 $      (1) $    11,059   $   (6,414)$        17    $      4,850
                                             =====================================================================================

See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             Year Ended December 31,
                                                              ------------------------------------------------
                                                                     2005             2004              2003
                                                              ------------------------------------------------
 Operating activities
 Net income (loss)                                            $        878      $    (12,268)    $       (539)
 Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
       Impairment charges                                                -             8,141                -
       Minority interest earnings in subsidiaries                      168               (87)               -
       Share of loss in joint venture                                    -                 -              270
       Deferred tax asset adjustments                                    -               710             (131)
       Depreciation                                                  1,031             1,399            1,529
       Issuance of stock options for service                            70                78              416

       Changes in operating assets and liabilities:
       Accounts receivable                                             650             2,635            2,516
       Prepaid expenses and other assets                               375              (126)            (330)
       Accounts payable, accrued expenses, other current
         liabilities and customer deposits                             201               756              422
       Accrued expenses due to affiliates                              203              (104)             133
       Restructuring charges                                          (151)              250             (904)
                                                              ------------------------------------------------
 Net cash provided by operating activities                           3,425             1,384            3,382

 Investing activities
 Purchases of property and equipment                                  (628)           (1,260)          (1,456)
 Deposit related to acquisition                                          -               350             (350)
 Acquisition of businesses                                               -              (399)          (1,091)
                                                              ------------------------------------------------
 Net cash used in investing activities                                (628)           (1,309)          (2,897)

 Financing activities
 Net (payments) borrowings on lines of credit                       (1,987)              872            3,936
 Other long-term liabilities                                            29                35                -
 Proceeds from employee stock purchase plan and exercised
    options                                                             85               (40)             485
 Payments of loans from stockholders                                     -                 -           (3,951)
 Purchase of treasury stock                                              -                 -             (924)
                                                              ------------------------------------------------
 Net cash (used in) provided by financing activities                (1,873)              867             (454)

 Translation gain (loss)                                               103               (79)              (7)

 Net change in cash and cash equivalents                             1,027               863               24
 Cash and cash equivalents at beginning of year                        887                24                -
                                                              ------------------------------------------------
 Cash and cash equivalents at end of year                     $      1,914      $        887     $         24
                                                              =================================================
 Supplemental disclosure of cash flows information
 Interest paid                                                $        132      $        180     $        241
                                                              =================================================

 Income taxes paid                                            $        127      $         86     $        578
                                                              =================================================

See accompanying notes.

                        SPAR Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                December 31, 2005


1. Business and Organization

The SPAR Group, Inc. (formerly known as PIA Merchandising Services, Inc.), a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, Radio Frequency
Identification ("RFID") services, technology services and marketing research services.

SPAR Acquisition, Inc., and its subsidiaries (the "SPAR Companies") are the original predecessor of the Company and were founded in 1967. On July 8, 1999, SPAR Companies completed a reverse merger with SGRP (the "PIA Acquisition"), and SGRP then changed its name to SPAR Group, Inc., from PIA Merchandising Services, Inc. (prior to such merger, "PIA"). The SPAR Companies were deemed to have "purchased" PIA and its subsidiaries (the "PIA Companies") for accounting purposes, with the books and records of the Company being adjusted to reflect the historical operating results of the SPAR Companies. In 2002, the Company sold its Incentive Marketing Division, SPAR Performance Group, Inc. ("SPGI").

The Company's operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, RFID services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains, convenience and grocery stores. The International Merchandising Services Division, established in July 2000, currently provides similar merchandising and marketing services through a wholly owned subsidiary in Canada, through 51% owned joint venture subsidiaries in Turkey, South Africa, India and Romania and through 50% owned joint ventures in Japan and China. In September 2005, the Company entered into a 51% owned joint venture subsidiary in Lithuania which is projected to begin operations in April 2006. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

Domestic Merchandising Services Division

The Company's Domestic Merchandising Services Division provides nationwide merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, electronics store chains, drug store chains and grocery stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies in the United States.

Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or single or multiple manufacturers primarily under single or multi-year contracts or agreements. Services also include stand-alone large-scale implementations. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and setting new and promotional items and placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. The Company also provides in-store event staffing services, RFID services, technology services and marketing research services.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005


1. Business and Organization (continued)

International Merchandising Services Division

In July 2000, the Company established its International Merchandising Services Division, operating through a wholly owned subsidiary, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising and marketing services business worldwide. The Company has expanded its international business as follows:

                                        Percent Ownership in Subsidiary
          Date Established                      or Joint Venture                       Location
        -----------------------         --------------------------------        ---------------------
              May 2001                                50%                            Osaka, Japan
              June 2003                               100%                          Toronto, Canada
              July 2003                               51%                          Istanbul, Turkey
             April 2004                               51%                        Durban, South Africa
             April 2004                               51%                          New Delhi, India
            December 2004                             51%                         Bucharest, Romania
            February 2005                             50%                          Hong Kong, China
           September 2005                             51%                         Siauliai, Lithuania

The joint venture in Lithuania is projected to begin operations in April 2006.

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

                                December 31, 2005


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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates its 100% owned subsidiaries. The Company also consolidates its 51% owned joint venture subsidiaries and its 50% owned joint ventures where the Company is the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation Number 46, as revised December 2003, Consolidation of Variable Interest Entities ("FIN 46(R)").

In 2004, due to the amendment of a royalty agreement between the Company and its 50% owned Japanese joint venture, the Company has determined that in accordance with FIN 46(R) it is the primary beneficiary of the Japanese joint venture, and has consolidated the Japanese financial results for 2005 and 2004 in accordance with the provisions of FIN 46(R). In connection with the consolidation of the Japanese joint venture's financial results as of and for the period ending September 30, 2004, the Company's consolidated financial statements only include the Japanese joint venture financial results for nine months ended September 30, 2004. In 2005, the Japanese joint venture changed its fiscal year from September 30 to December 31, this report reflects its consolidation for the fiscal years ending September 30, 2005 and 2004. The results for the short period from October 1, 2005 to December 31, 2005 were not material and will be included with the Company's 2006 first quarter reporting on Form 10-Q. In 2003, prior to the amendment of the royalty agreement, the investment in the Japanese joint venture was accounted for using the equity method based upon the Company's 50% ownership.

All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at a cost, which approximates fair value.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005


2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company's services are provided under contracts or agreements. The Company bills its clients based upon service fee or per unit fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. The Company's per unit fee arrangements provide for fees to be earned based on the retail sales of a client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable and are reported to the Company.

Unbilled Accounts Receivable

Unbilled accounts receivable represent services performed but not billed and are included as accounts receivable.

Doubtful Accounts, Sales Allowances and Credit Risks

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $616,000 and $761,000 at December 31, 2005 and 2004, respectively. Bad debt and sales allowance expenses were $38,000, $366,000, and $825,000 in 2005, 2004, and 2003, respectively.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method.

Internal Use Software Development Costs

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include (but are not limited to) the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company's software development projects. Capitalized software development costs are amortized over three years.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005


2. Summary of Significant Accounting Policies (continued)

The Company capitalized $346,000, $559,000, and $1,004,000 of costs related to software developed for internal use in 2005, 2004, and 2003, respectively, and amortized capitalized software of approximately $516,000, $638,000 and $690,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

In 2004, the Company recorded an impairment charge against capitalized software costs due to the loss of certain clients during the year (see Note 3 - Impairment Charges).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may be higher than its fair value. If an asset is considered to be impaired, the impairment charge recognized is the excess of the asset's carrying value over the asset's fair value (see Note 3 - Impairment Charges).

Fair Value of Financial Instruments

The Company's balance sheets include the following financial instruments: accounts receivable, accounts payable and lines of credit. The Company considers the carrying amounts of current assets and liabilities in the financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization or payment. The carrying amount of the lines of credit approximates fair value because the obligations bear interest at a floating rate.

Excess Cash

The Company's domestic cash balances are generally utilized to pay its bank line of credit. International cash balances are maintained in liquid cash accounts and are utilized to fund daily operations.

 Major Clients - Domestic

One client accounted for 20%, 14%, and 8% of the Company's domestic net revenues for the years ended December 31, 2005, 2004, and 2003, respectively. This client also accounted for approximately 13% and 29% of the Company's domestic accounts receivable at December 31, 2005 and 2004, respectively.

In addition, approximately 16%, 16%, and 17% of the Company's domestic net revenues for the years ended December 31, 2005, 2004, and 2003, respectively, resulted from merchandising and marketing services performed for manufacturers and others in stores operated by a leading mass merchandising chain. These clients also accounted for approximately 23% and 22% of the Company's domestic accounts receivable at December 31, 2005 and 2004, respectively.

Also, approximately 17% and 4% of the Company's domestic net revenues for the years ended December 31, 2005 and 2004, respectively, resulted from merchandising and marketing services performed for manufacturers and others in stores operated by a leading electronics chain. These clients also accounted for 24% and 16% of the Company's domestic accounts receivable at December 31, 2005 and 2004, respectively.

Another client accounted for 10% of the Company's domestic net revenues for the years ended December 31, 2005. This client also accounted for approximately 5% of the Company's domestic accounts receivable at December 31, 2005.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005

2. Summary of Significant Accounting Policies (continued)

Foreign Currency Rate Fluctuations

The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint ventures. In both 2005 and 2004, these exposures are primarily concentrated in the Canadian dollar, South African rand and Japanese yen. At December 31, 2005, international assets totaled $5.0 million and international liabilities totaled $7.5 million. For 2005, international revenues totaled $14.9 million and the Company's share of the net income was approximately $167,000.

Interest Rate Fluctuations

At December 31, 2005, the Company's outstanding debt totaled $3.0 million, which consisted of domestic variable-rate (8%) debt of $2.4 million and international variable rate (1.4%) debt of $0.6 million. Based on 2005 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows by approximately $25,000.

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

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005


2. Summary of Significant Accounting Policies (continued)

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

                                                                        Year Ended December 31,
                                                             --------------------------------------------
                                                                  2005           2004           2003
                                                             --------------------------------------------

    Net income (loss), as reported                           $        878   $    (12,268)  $       (539)
    Stock based employee compensation expense
      under the fair market value method                              426            454          1,005
                                                             --------------------------------------------
    Pro forma net income (loss)                              $        452   $    (12,722)  $     (1,544)

    Basic and diluted net income (loss) per share, as        $       0.05   $      (0.65)   $     (0.03)
      reported
    Basic and diluted net income (loss) per share, pro forma $       0.02   $      (0.67)   $     (0.08)


The pro forma effect on net income (loss) is not representative of the pro forma effect on net income (loss) in future years because the options vest over several years and additional awards may be made in the future.

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 145%, 150%, and 154% for 2005, 2004, and 2003, respectively; risk-free interest rate of 4.37%, 4.23%, and 4.27%; and expected lives of six years.

Net Income (Loss) Per Share

Basic net income (loss) per share amounts are based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share amounts are based upon the weighted average number of common and potential common shares outstanding except for periods in which such potential common shares are anti-dilutive. Potential common shares outstanding include stock options and are calculated using the treasury stock method.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the amounts disclosed for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

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

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005


2. Summary of Significant Accounting Policies (continued)

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

Changes to goodwill for the years ended December 31, 2005, 2004, and 2003 were as follows (in thousands):

                                                        2005               2004                2003
                                                   ------------       -------------       -------------

Beginning of the year                              $        798       $      8,749        $      7,858
Impairment charges                                            -             (8,350)                  -
Adjustment to merger related and restructure
   liabilities                                                -                  -                 (89)
Acquisitions                                                  -                399                 980
                                                   ------------       -------------       -------------
End of the year                                    $        798       $        798        $      8,749
                                                   ============       =============       =============

Translation of Foreign Currencies

The financial statements of the foreign entities consolidated into SPAR Group, Inc. consolidated financial statements were translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts for assets and liabilities were converted at year-end rates, equity at historical rates and income statement accounts at average exchange rates for the year. The resulting translation gains and losses are reflected in accumulated other comprehensive gain or losses in the statement of stockholders' equity. Foreign currency transaction gains and losses are reflected in net earnings.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, the Company will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for years beginning after January 1, 2006 and allows, but does not require, the Company to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. See Note 2 - Stock-Based Compensation for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005


2. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform to the 2005 presentation.

3. Impairment Charges

Goodwill

During 2004, in accordance with the requirements of SFAS 142, the Company determined that there were impairments of the goodwill amounts associated with certain of its reporting entities.

In April 2004, the Company's largest client announced that they signed definitive agreements for the sale of its business to two purchasers. The sale was completed on August 2, 2004. This client accounted for 10%, 26%, and 30% of the Company's domestic net revenues for the twelve months ended December 31, 2005, 2004, and 2003, respectively and was the last remaining profitable business related to the PIA Acquisition on July 8, 1999. At June 30, 2004, the Company had $7.6 million of goodwill remaining that was related to the PIA Acquisition. As a result of the loss of this major client, the Company does not expect a positive cash flow from this business unit. Therefore, the Company has recorded an impairment of the PIA related goodwill resulting in a non-cash charge of $7.6 million to the results of the operations for 2004.

In June 2003, the Company began its Canadian operations through the acquisition of substantially all of the business and assets of Impulse Marketing Services, Inc. In connection with this acquisition, the Company recorded goodwill of $712,000. In June 2004, in accordance with the requirements of SFAS 142 the Company evaluated the recorded goodwill. From June 2003 through June 2004 the Canadian subsidiary had operated at a loss. At the time of the evaluation, the Canadian subsidiary was projecting a loss through the end of 2004 and its return to profitability was uncertain. Based upon its evaluation, the Company recorded an impairment of the related goodwill resulting in a non-cash charge of $712,000 for 2004.

Capitalized Internal Use Software Development Costs

Historically, the Company has capitalized costs of computer software developed for internal use. Some of the costs capitalized were associated with certain clients to whom the Company no longer provides merchandising and marketing services. As a result of the loss of these clients, the Company recorded an impairment charge for the net book value of internally developed software costs of approximately $442,000 for 2004.

Other Assets and Liabilities

The Company had approximately $2.1 million accrued for restructure costs and PIA Acquisition related costs. As a result of the PIA business impairment, the Company evaluated these accruals and determined that only $0.4 million was required. The Company applied the $1.7 million ($1.4 million net of tax effect) reduction in PIA related acquisition liabilities against the remaining goodwill thereby reducing the impairment charges recognized for 2004.

In addition to the above, the Company has recorded an impairment of other assets totaling $68,000 for 2004.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005

3. Impairment Charges (continued)

The above net impairment of $8.1 million is shown in the accompanying consolidated statement of operations in 2004 as "Impairment charges".

In connection with the above Impairment Charges, the Company also recorded a $750,000 valuation allowance related to deferred tax assets resulting from PIA net operating loss carryforwards recorded as a result of the PIA Acquisition.

4. Supplemental Balance Sheet Information

Accounts receivable, net, consists of the following (in thousands):

                                                                                  December 31,
                                                                       ----------------------------------
                                                                             2005              2004
                                                                       ----------------------------------
 Trade                                                                 $      7,666     $      8,178
 Unbilled                                                                     3,461            3,600
 Non-trade                                                                      145              290
                                                                       ----------------------------------
                                                                             11,272           12,068
 Less:
 Allowance for doubtful accounts                                               (616)            (761)
                                                                       ----------------------------------
                                                                       $     10,656     $     11,307
                                                                       ==================================


Property and equipment consists of the following (in thousands):
                                                                                  December 31,
                                                                       ----------------------------------
                                                                             2005              2004
                                                                       ----------------------------------
  Equipment                                                            $      5,202     $      5,397
  Furniture and fixtures                                                        570              547
  Leasehold improvements                                                        568              138
  Capitalized software development costs                                      1,228            1,629
                                                                       ----------------------------------
                                                                              7,568            7,711
  Less accumulated depreciation and amortization                              6,437            6,175
                                                                       ----------------------------------
                                                                       $      1,131     $      1,536
                                                                       ==================================


                                                                                  December 31,
                                                                       ----------------------------------
   Accrued expenses and other current liabilities (in thousands):             2005              2004
                                                                       ----------------------------------

   Merger related payables                                              $          -     $        450
   Accrued medical expenses                                                      136              225
   Taxes payable                                                                 533              345
   Accrued accounting and legal expenses                                         286              192
   Accrued salaries payable                                                      937              328
   Other                                                                         747              851
                                                                       ----------------------------------
                                                                        $      2,639     $      2,391
                                                                       ==================================


                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005


5. Lines of Credit and Subsequent Events

In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provided a $15.0 million revolving credit facility that matured on January 23, 2006. The Credit Facility allowed the Company to borrow up to $15.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" accounts receivable). On May 17, 2004, the Credit Facility was amended to among other things, reduce the revolving credit facility from $15.0 million to $10.0 million, change the interest rate and increase reserves against collateral. The amendment provides for interest to be charged at a rate based in part upon the earnings before interest, taxes, depreciation and amortization. The average interest rate for 2005 was 6.9%. At December 31, 2005, the Credit Facility bears interest at Webster's "Alternative Base Rate" plus 0.75% (a total of 8.0% per annum), or LIBOR plus 3.25%. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. In connection with the May 17, 2004, amendment, Mr. Robert Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of the Company and Mr. William Bartels, a Director, the Vice Chairman and a major stockholder of the Company, provided personal guarantees totaling $1.0 million to Webster. On August 20, 2004, the Credit Facility was further amended in connection with the waiver of certain covenant violations (see below). The amendment, among other things, reduced the revolving credit facility from $10.0 million to $7.0 million, changed the covenant compliance testing for certain covenants from quarterly to monthly and reduced certain advance rates. On November 15, 2004, the Credit Facility was further amended to delete any required Minimum Net Worth and minimum Fixed Charge Coverage Ratio covenant levels for the year ended December 31, 2004. Those amendments did not change the future covenant levels for 2005.

In January 2006, the Credit Facility was amended to extend its maturity to January 2009 and to reset the Fixed Charge Coverage Ratio and Minimum Net Worth covenants. It further stipulated that should the Company meet its covenants for the year ended December 31, 2005, which it has, Webster would release Mr. Robert Brown and Mr. William Bartels from their obligation to provide personal guarantees totaling $1.0 million and certain discretionary reserves. The Credit Facility also limits certain expenditures including, but not limited to, capital expenditures and other investments.

The Company was not in violation of any covenants at December 31, 2005, and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue such waivers in the future.

Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at December 31, 2005 and 2004, in accordance with EITF 95-22. Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The revolving loan balances outstanding under the Credit Facility were $2.4 million and $4.1 million at December 31, 2005, and December 31, 2004, respectively. There were letters of credit outstanding under the Credit Facility of $0.6 million and $0.7 million at December 31, 2005, and December 31, 2004, respectively. As of December 31, 2005, the SPAR Group had unused availability under the Credit Facility of $3.2 million out of the remaining maximum $4.0 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005

5.  Lines of Credit and Subsequent Events (continued)

In 2001, the Japanese joint venture SPAR FM Japan, Inc. entered into a revolving line of credit arrangement with Japanese banks for 300 million yen or $2.7 million (based upon the exchange rate at September 30, 2005). At September 30, 2005, SPAR FM Japan, Inc. had 70 million yen or approximately $600,000 loan balance outstanding under the line of credit. The average interest rate for 2005 and the interest rate at September 30, 2005 were 1.4%.

6. Income Taxes

The provision for income tax expense from continuing operations is summarized as follows (in thousands):

                                                        December 31,
                                  ----------------------------------------------------
                                       2005              2004                2003
                                  -------------      -------------       -------------

    Current                       $        242       $        103        $        189
    Deferred                                 -                750                (131)
                                  -------------      -------------       -------------
                                  $        242       $        853        $         58
                                  =============      =============       =============

The provision for income taxes from continuing operations is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

                                                                       December 31,
                                                   ---------------------------------------------------
                                                       2005                2004                2003
                                                   -----------         -----------         -----------

   Provision (benefit) for income taxes at
     federal statutory rate, net of foreign tax    $      334          $   (3,911)         $      (77)
   State income taxes, net of federal benefit             153                 117                  95
   Permanent differences                                   14               1,613                  41
   Change in valuation allowance                         (349)              3,013                   -
   International tax provisions                            71                   -                   -
   Other                                                   19                  21                  (1)
                                                   -----------         -----------         -----------
   Provision for income taxes                      $      242          $      853          $       58
                                                   ===========         ===========         ===========

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005


6. Income Taxes (continue)

Deferred taxes consist of the following (in thousands):

                                                                                  December 31,
                                                                       ------------------------------
                                                                             2005              2004
                                                                       ------------------------------
    Deferred tax assets:
      Net operating loss carryforwards                                 $      5,405     $      5,648
      Restructuring                                                              37              266
      Deferred revenue                                                          536              384
      SIM reserve against loan commitment                                       147              135
      Allowance for doubtful accounts and other receivable                      233              288
      Other                                                                      61              455
      Valuation allowance                                                    (6,208)          (6,557)
                                                                       ------------------------------
    Total deferred tax assets                                                   211              619

    Deferred tax liabilities:
      Capitalized software development costs                                    211              619
                                                                       ------------------------------
    Total deferred tax liabilities                                              211              619
                                                                       ------------------------------
    Net deferred tax assets                                            $          -     $          -
                                                                       ==============================

At December 31, 2005, the Company has net operating loss carryforwards (NOLs) of $8.2 million, related to the PIA Acquisition available to reduce future federal taxable income. The $8.2 million PIA related net operating loss carryforwards begin to expire in the year 2012. Section 382 of the Internal Revenue Code restricts the annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership had occurred in 1999, thereby restricting the NOL's prior to such date available to the Company to approximately $657,500 per year. In addition, the Company has NOLs related to its prior losses totaling $6.0 million of which $1.3 million expires in 2012 and $4.7 million expires in 2023.

As a result of the loss of several significant clients, 2004 losses and the lack of certainty of continued profitability in 2005, the Company established a valuation allowance equal to the total of its net deferred tax assets of $6.2 million.

The Company does not provide currently for U.S. income taxes on the undistributed earnings of its foreign subsidiaries since, at the present time, management expects any earnings to be reinvested in the foreign subsidiaries and not distributed.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005


7. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $0.9 million, $1.0 million, and $0.9 million for 2005, 2004, and 2003, respectively. At December 31, 2005, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

                             2006      $      1,086
                             2007               524
                             2008               245
                             2009                71
                             2010                61
                                       ------------
                            Total      $      1,987
                                       ============
International Commitments

The Company's international model is to partner with local merchandising companies and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business. In 2001, the Company established its first joint venture and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India, Romania and China. In 2005, the Company also announced the establishment of a joint venture subsidiary in Lithuania, which is projected to begin operations in April of 2006.

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

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005

7. Commitments and Contingencies (continued)

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

The following table summarizes the Company's treasury stock activity for the years 2005, 2004, and 2003.

                                                 Quantity           Amount
                                              --------------------------------
    Treasury Stock, January 1, 2003                 9,783     $     30,073
      Purchases                                   211,315          923,714
      Used to fulfill:
          Employee Stock Purchases                 (9,848)         (30,297)
          Options Exercised                      (135,194)        (539,383)
                                              --------------------------------

    Treasury Stock, December 31, 2003              76,056          384,107
      Used to fulfill:
          Options Exercised                       (54,148)        (276,007)
                                              --------------------------------

    Treasury Stock, December 31, 2004              21,908          108,100
      Used to fulfill:
          Options Exercised                       (21,654)        (106,888)
                                              --------------------------------
    Treasury Stock, December 31, 2005                 254     $      1,212
                                              ================================

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

Shares purchased by employees and consultants under the SP Plans were 28,065, 43,023, and 22,561 for 2005, 2004, and 2003, respectively.

The Company's expense resulting from the 15% discount offered to employees and consultants was approximately $5,000, $10,000, and $11,000 for the years ending December 31, 2005, 2004, and 2003, respectively.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005

9. Employee Benefits (continued)

Retirement/Pension Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. Employer contributions were approximately $27,000, $97,000, and $87,000 for 2005, 2004, and 2003, respectively.

In 2003, certain of the Company's employees were covered by union-sponsored, collectively bargained, multi-employer pension plans. Pension expense related to these plans was approximately $32,000 for the year ended December 31, 2003. There were no employees under union contract in 2005 and 2004.

10. Related-Party Transactions

Mr. Robert G. Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), and SPAR Infotech, Inc. ("SIT").

SMS and SMSI provided approximately 99% of the Company's merchandising specialists in the field (through its independent contractor field force) and approximately 86% of the Company's field management at a total cost of approximately $20.0 million, $24.4 million, and $36.0 million for 2005, 2004, and 2003, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS's merchandising specialist field force of approximately 5,600 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides approximately 44 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs, except that for 2004 SMSI agreed to concessions that reduced the premium paid by approximately $640,000 for 2004. Total net premiums (4% of SMS and SMSI costs less 2004 concessions) paid to SMS and SMSI for services rendered were approximately $770,000, $320,000, and $1,350,000 for 2005, 2004, and 2003, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations, Messrs. Brown and Bartels benefit from any income of such companies allocated to them.

SIT provided substantially all of the Internet computer programming services to the Company at a total cost of approximately $771,000, $1,170,000, and $1,610,000 for 2005, 2004, and 2003, respectively. SIT provided approximately 25,000, 34,000, and 47,000 hours of Internet computer programming services to the Company for 2005, 2004, and 2003, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $30.34, $34.71, and $34.24 for 2005, 2004, and 2003, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for 2005. However, since SIT is a "Subchapter S" corporation, Messrs. Brown and Bartels benefit from any income of such company allocated to them.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005

10. Related-Party Transactions (continued)

In November 2004 and January 2005, the Company entered into separate operating lease agreements between SMS and the Company's wholly owned subsidiaries, SPAR Marketing Force, Inc. ("SMF") and SPAR Canada Company ("SPAR Canada"). In May 2005, the Company and SMS amended the lease agreements reducing the total monthly payment. Each lease, as amended, has a 36 month term and representations, covenants and defaults customary for the leasing industry. The SMF lease is for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in the United States and has a monthly payment of $17,891. These handheld computers had an original purchase price of $632,200. The SPAR Canada lease is also for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in Canada and has a monthly payment of $2,972. These handheld computers had an original purchase price of $105,000. The monthly payments, as amended, are based upon a lease factor of 2.83%.

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

The following transactions occurred between the Company and the above affiliates (in thousands):

                                                                      Year Ended December 31,
                                                          --------------------------------------------
                                                               2005           2004             2003
                                                          --------------------------------------------
    Services provided by affiliates:
      Independent contractor services (SMS)               $     16,333  $     19,944     $     28,411
                                                          ============================================

      Field management services (SMSI)                    $      3,704  $      4,502     $      7,600
                                                          ============================================

      Handheld computer leases (SMS)                      $        266  $         25     $          -
                                                          ============================================
      Internet and software program
      consulting services (SIT)                           $        771  $       1,172    $      1,607
                                                          ============================================


    Accrued expenses due to affiliates (in thousands):              December 31,
                                                               2005            2004
                                                          ---------------------------------

    SPAR Marketing Services, Inc.                         $      1,190  $        987
                                                          =================================

In addition to the above, through the services of Affinity Insurance, Ltd., the Company purchased insurance coverage for its casualty and property insurance risk for approximately $1.1 million for each of the three years ended December 31, 2005, 2004, and 2003. The Company's CEO and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005
11. Stock Options

SGRP has four stock option plans: the 2000 Stock Option Plan ("2000 Plan"), the Special Purpose Stock Option Plan ("Special Purpose Plan"), the Amended and Restated 1995 Stock Option Plan ("1995 Plan") and the 1995 Director's Plan ("Director's Plan").

On December 4, 2000, SGRP adopted the 2000 Plan as the successor to the 1995 Plan and the Director's Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000 under the 1995 Plan). The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for whom the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of SGRP's common stock at the date of grant (although typically the options are issued at 100% of the fair market value), and the exercise price of incentive stock options must be equal to at least the fair market value of SGRP's common stock at the date of grant. During 2005, options to purchase 1,334,973 shares of SGRP's common stock were granted, options to purchase 57,625 shares of the Company's common stock were exercised and options to purchase 440,975 shares of SGRP's stock were voluntarily surrendered and cancelled under this plan. At December 31, 2005, options to purchase 2,088,256 shares of SGRP's common stock remain outstanding under this plan and options to purchase 724,221 shares of SGRP's common stock were available for grant under this plan.

On July 8, 1999, in connection with the merger, SGRP established the Special Purpose Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were 134,114 options granted at $0.01 per share. Since July 8, 1999, SGRP has not granted any new options under this plan. During 2005, no options to purchase shares of the Company's common stock were exercised under this plan. At December 31, 2005, options to purchase 4,750 shares of SGRP's common stock remain outstanding under this plan.

The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specific employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of SGRP's common stock. The options had a term of ten years from the date of issuance, except in the case of incentive stock options granted to greater than 10% stockholders for which the term was five years. The exercise price of nonqualified stock options must have been equal to at least 85% of the fair market value of the Company's common stock at the date of grant. Since 2000, the Company has not granted any new options under this plan. During 2005, 250 options to purchase shares of SGRP's common stock were exercised. At December 31, 2005, options to purchase 14,375 shares of the Company's common stock remain outstanding under this plan. The 1995 Plan was superseded by the 2000 Plan with respect to all new options issued.

The Director's Plan was a stock option plan for non-employee directors and provided for the purchase of up to 120,000 shares of SGRP's common stock. Since 2000, SGRP has not granted any new options under this plan. During 2005, no options to purchase shares of SGRP's common stock were exercised under this plan. At December 31, 2005, 20,000 options to purchase shares of SGRP's common stock remained outstanding under this plan. The Director's Plan has been replaced by the 2000 Plan with respect to all new options issued.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005

11. Stock Options (continued)

The following table summarizes stock option activity under SGRP's plans:

                                                                                        Weighted Average
                                                                          Shares         Exercise Price
                                                                     -------------------------------------
    Options outstanding, January 1, 2003                                 2,098,181            $  1.52

    Granted                                                                401,020            $  3.51
    Exercised                                                             (143,641)              1.17
    Canceled or expired                                                    (92,750)              2.38
                                                                     ---------------
    Options outstanding, December 31, 2003                               2,262,810            $  1.85

    Granted                                                                476,417            $  1.47
    Exercised                                                              (75,802)              0.49
    Canceled or expired                                                 (1,372,167)              6.18
                                                                     ---------------
    Options outstanding, December 31, 2004                               1,291,258            $  1.66

    Granted                                                              1,334,973            $  1.32
    Exercised                                                              (57,875)              1.20
    Canceled or expired                                                   (440,975)              1.30
                                                                     ---------------
    Options outstanding, December 31, 2005                               2,127,381            $  1.53

    Option price range at end of year                                          $0.01 to $14.00


                                                               2005            2004             2003
                                                            -----------------------------------------
    Grant Date weighted average fair value of
      options granted during the year                       $   1.32        $   1.43         $   2.33

The following table summarizes information about stock options outstanding at December 31, 2005:

                                Options Outstanding                                Options Exercisable
                       ----------------------------------------             -----------------------------
                                             Weighted        Weighted           Number         Weighted
                             Number           Average        Average        Exercisable at     Average
        Range of         Outstanding at     Remaining        Exercise        December 31,      Exercise
     Exercise Prices    December 31, 2005 Contractual Life    Price             2005            Price
     ---------------    ----------------- ----------------   ---------      --------------     ----------
     Less than $1.00           293,536      7.3 years        $  0.74              242,862       $  0.71
      $1.01 - $2.00          1,569,540      7.8 years           1.32              751,549          1.32
      $2.01 - $4.00            222,805      7.8 years           2.66              132,374          2.65
   Greater than $4.00           41,500      4.1 years           9.37               41,252          9.40
                        ----------------                                    --------------
   Total                     2,127,381                                          1,168,037
                        ================                                    ==============

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005

11.  Stock Options (continued)

In 2005, the Company recorded an expense of approximately $70,000 under the provision of SFAS No. 123 dealing with stock option grants to non-employees for stock option grants that were awarded to the employees of the Company's affiliates. The Company determines the fair value of the options granted to non-employees using the Black-Scholes valuation model and expenses that value over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten
(10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

12. Geographic Data

A summary of the Company's net revenue, operating income (loss) and long lived assets by geographic area as of and for the year ended December 31, is as follows (in thousands):

                                                                        Year Ended December 31,
                                                             ----------------------------------------------
                                                                  2005           2004           2003
                                                             ----------------------------------------------
    Net revenue:
    ------------
    United States                                            $     36,701   $     43,163    $    64,305
    International                                                  14,885          8,207            554
                                                             ----------------------------------------------
    Total net revenue                                        $     51,586   $     51,370    $    64,859
                                                             ==============================================




                                                                    Year Months Ended December 31,
                                                             ----------------------------------------------
                                                                  2005           2004           2003
                                                             ----------------------------------------------
    Operating income (loss):
    ------------------------
    United States                                            $         577  $    (10,559)      $    893
    International                                                      478        (1,477)          (868)
                                                             ----------------------------------------------
    Total operating income (loss)                            $       1,055  $    (12,036)      $     25
                                                             ==============================================



                                                                                 December 31,
                                                                     -------------------------------------
     Long lived assets:                                                     2005              2004
     ------------------                                              -------------------------------------

     United States                                                        $   1,799         $   2,484
     International                                                              346               486
                                                                     -------------------------------------
     Total long lived assets                                              $   2,145         $   2,970
                                                                     =====================================


International revenues disclosed above were based upon revenues reported by the Company's 100% owned foreign subsidiary, its 51% owned foreign joint venture subsidiaries and its 50% owned foreign joint ventures. The joint venture in Japan contributed 11% and 5% of the consolidated net revenue of the Company for the twelve months ended December 31, 2005, and 2004, respectively. For the twelve months ended December 31, 2005, and 2004, the wholly owned Canadian subsidiary contributed 8% and 3% respectively of the consolidated net revenue of the Company. The joint venture subsidiary in South Africa contributed 7% and 8% to the consolidated net revenue of the Company for the twelve months ended

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005

12. Geographic Data (continued)

December 31, 2005, and 2004, respectively. Each of the remaining foreign joint venture subsidiaries contributed less than 5% to the consolidated net revenue for the years ending December 31, 2005, and 2004.

13. Restructuring Charges

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

In July 2004, as a result of the loss of several significant clients and the pending sale of the Company's largest client, the Company entered into a plan to restructure and reduce its field force, as well as, its selling, general and administrative cost structure to reflect its lower revenue base. These reductions consist of personnel reductions, personnel related expenses and office closings. As a result of the July restructuring, the Company expensed approximately $480,000 in the quarter ending September 30, 2004, approximately $230,000 for severance benefits and approximately $250,000 for office leases that the Company ceased using. At December 31, 2005, the Company had approximately $99,000 reserved for future restructure payments that are expected to be paid in 2006. The Company records restructure expenses in the selling, general and administrative section of its consolidated operating statements.

The following table displays a roll forward of the liabilities for restructuring charges from January 1, 2003 to December 31, 2005 (in thousands):

                                                                 Equipment         Office
                                                 Employee          Lease           Lease
                                                Separation      Settlements      Settlements      Total
                                              --------------- ---------------- ---------------- ----------

January 1, 2003 balance                       $         -     $      1,169     $        420     $   1,589

Adjustments in restructuring charges                    -               98             (185)          (87)
2003 payments                                           -             (817)               -          (817)
                                              ------------    -------------    -------------    ----------
December 31, 2003, balance                    $         -     $        450     $        235     $     685

Impairment charge (see Note 3 - Impairment
Charges)                                                -             (450)            (235)         (685)
2004 restructure plan                                 230                -              250           480
2004 payments                                        (230)               -                -          (230)
                                              ------------    -------------    -------------    ----------
December 31, 2004, balance                    $         -     $          -     $        250     $     250

2005 payments                                           -                -             (151)         (151)
                                              ------------    -------------    -------------    ----------
December 31, 2005, balance                    $         -     $          -     $         99     $      99
                                              ============    =============    =============    ==========

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005


14. Net Income (Loss) Per Share

The following table sets forth the  computations of basic and diluted net income
(loss) per share (in thousands, except per share data):

                                                                      Year Ended December 31,
                                                         --------------------------------------------------
                                                               2005            2004             2003
                                                         --------------------------------------------------

    Numerator:
      Net income (loss)                                      $    878    $    (12,268)       $    (539)

    Denominator:
      Shares used in basic net income (loss) per share
        calculation                                            18,904          18,859           18,855
      Effect of diluted securities:
        Employee stock options                                    456               -                -
                                                         --------------------------------------------------
      Shares used in diluted net income (loss) per
         share calculations                                    19,360          18,859           18,855
                                                         ==================================================

    Basic and diluted net income (loss) per common
      share:                                                 $   0.05    $      (0.65)       $   (0.03)

The computation of dilutive loss per share for 2004 and 2003 excluded anti-dilutive stock options to purchase approximately 430,000 and 657,000 shares as of December 31, 2004 and 2003, respectively.

15. Quarterly Financial Data (Unaudited)

Quarterly data for 2005 and 2004 was as follows (in thousands, except earnings per share data):

                                                                        Quarter
                                              -------------------------------------------------------------
                                                   First         Second          Third         Fourth
                                              =============================================================

    Year Ended December 31, 2005:
    Net revenues                                 $  14,521      $  12,800       $   11,060      $  13,205
    Gross profit                                     5,870          4,631            3,466          5,680
                                              -------------------------------------------------------------
    Net income (loss)                            $   1,169      $     116       $   (1,140)     $     733
                                              =============================================================

    Basic/diluted net income (loss) per
      common share                               $    0.06      $    0.01       $    (0.06)     $    0.04
                                              =============================================================

    Year Ended December 31, 2004:
    Net revenues                                 $  12,803      $  11,932       $   10,683      $  15,952
    Gross profit                                     4,109          3,115            3,720          6,782
                                              -------------------------------------------------------------
    Net (loss) income                            $    (790)     $ (12,177)      $      210      $     489
                                              =============================================================

    Basic/diluted net (loss) income per
      common share                               $   (0.04)     $   (0.65)      $     0.01      $    0.03
                                              =============================================================

2005
Included in the net income for the fourth quarter of 2005 is approximately $400,000 of other income resulting form the release of a reserve associated with the PIA Acquisition of July 1999.

                        SPAR Group, Inc. and Subsidiaries

                                December 31, 2005

14. Net Income (Loss) Per Share (continued)

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

                        SPAR Group, Inc. and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

                                 (In thousands)

                                              Balance at
                                             Beginning of   Charged to Costs                  Balance at End
                                                Period        and Expenses       Deductions      of Period
                                           -----------------------------------------------------------------
        Year ended December 31, 2005:
          Deducted from asset accounts:
             Allowance for doubtful
               accounts                         $   761               38            183 (1)    $   616

        Year ended December 31, 2004:
          Deducted from asset accounts:
             Allowance for doubtful
               accounts                         $   515              366            120 (1)    $   761
             Sales allowances                   $   448                -            448        $     -

        Year ended December 31, 2003:
          Deducted from asset accounts:
             Allowance for doubtful
               accounts                         $   301              377            163 (1)    $   515
             Sales allowances                   $     -              448              -        $   448


(1) Uncollectible accounts written off, net of recoveries