Form 10-K/A
period 2005-12-31
SPAR GROUP INC
filed 2006-04-26
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

_________________

FORM 10-K/A
Amendment No. 1

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________

Commission file number 0-27824

SPAR GROUP, INC.
 (Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
580 White Plains Road, Suite 600, Tarrytown, New York	10591
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 332-4100

Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES NO

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES NO

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.).

Large Accelerated Filer Accelerated Filer Non-Accelerated Filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES     NO

        The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2005, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $10,083,534.

        The number of shares of the Registrant’s Common Stock outstanding as of December 31, 2005, was 18,916,847 shares.

        DOCUMENTS INCORPORATED BY REFERENCE: None.

Introduction

This Form 10-K/A (Amendment No. 1) amends the Annual Report for the Fiscal Year ended December 31, 2005 on Form 10-K by amending and restating Exhibit 31.1 and 31.2 which were inadvertently prepared using an outdated form, substituting for such items the following replacements as indicated:

Exhibit 31.1:

Exhibit 31.1 to the Annual Report for the Fiscal Year ended December 31, 2005 is hereby deleted in its entirety and is amended, restated and completely replaced by insertion of the following corrected Exhibit 31.1 in its place:

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert G. Brown, certify that:

        1.        I have reviewed this annual report on Form 10-K of SPAR Group, Inc.;

        2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4.        The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [INTENTIONALLY OMITTED IN RELIANCE ON SEC RELEASE NO. 33-8238] for the registrant and have:

        (a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b)        [INTENTIONALLY OMITTED IN RELIANCE ON SEC RELEASE NO. 33-8238]

        (c)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

        5.        The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

        (a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

        (b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: as of March 31, 2006	/s/ Robert G. Brown
Robert G. Brown Chairman, President and Chief Executive Officer
Exhibit 31.2:

Exhibit 31.2 to the Annual Report for the Fiscal Year ended December 31, 2005 is hereby deleted in its entirety and is amended, restated and completely replaced by insertion of the following corrected Exhibit 31.2 in its place:

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Charles Cimitile, certify that:

        1.        I have reviewed this annual report on Form 10-K of SPAR Group, Inc.;

        2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3.        Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4.         The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [INTENTIONALLY OMITTED IN RELIANCE ON SEC RELEASE NO. 33-8238] for the registrant and have:

        (a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b)        [INTENTIONALLY OMITTED IN RELIANCE ON SEC RELEASE NO. 33-8238];

        (c)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

        5.        The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

        (a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

        (b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: as of March 31, 2006	/s/ Charles Cimitile
Charles Cimitile Chief Financial Officer, Treasurer and Secretary

Index of Exhibits

Exhibit Number	Description

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.
By: /s/ Charles Cimitile
Charles Cimitile Chief Financial Officer, Treasurer and Secretary
Date: April 17, 2006