Form 10-Q
period 2006-03-31
SPAR GROUP INC
filed 2006-05-15
CIK 1004989

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

--------------------------------------------------------------------------------



(MARK ONE)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended MARCH 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.).

Large Accelerated Filer [ ]    Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)                                [ ] Yes   [X] No



--------------------------------------------------------------------------------
  On March 31, 2006, there were 18,918,847 shares of Common Stock outstanding.
--------------------------------------------------------------------------------

                                SPAR GROUP, INC.

                                      Index

PART I:   FINANCIAL INFORMATION

Item 1:         Financial Statements

                Consolidated Balance Sheets

                as of March 31, 2006, and December 31, 2005....................3

                Consolidated Statements of Operations for the three
                months ended March 31, 2006, and 2005..........................4

                Consolidated Statements of Cash Flows for the

                three months ended March 31, 2006, and 2005................... 5

                Notes to Consolidated Financial Statements.....................6

Item 2:         Management's Discussion and Analysis of Financial

                Condition and Results of Operations...........................16

Item 3:         Quantitative and Qualitative Disclosures about Market Risk....23

Item 4:         Controls and Procedures.......................................24


PART II:  OTHER INFORMATION

Item 1:         Legal Proceedings.............................................25

Item 1A:        Risk Factors..................................................25

Item 2:         Unregistered Sales of Equity Securities and Use of Proceeds...25

Item 3:         Defaults upon Senior Securities...............................25

Item 4:         Submission of Matters to a Vote of Security Holders...........25

Item 5:         Other Information.............................................26

Item 6:         Exhibits  ....................................................26

SIGNATURES....................................................................27

PART I:.FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                SPAR GROUP, INC.
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                     MARCH 31,            DECEMBER 31,
                                                                       2006                  2005
                                                                   -------------         -------------
                                                                    (Unaudited)             (Note)

 ASSETS
 Current assets:
    Cash and cash equivalents                                      $       1,312         $       1,914
    Accounts receivable, net                                              11,577                10,656
    Prepaid expenses and other current assets                                565                   702
                                                                   -------------         -------------
 Total current assets                                                     13,454                13,272

 Property and equipment, net                                               1,018                 1,131
 Goodwill                                                                    798                   798
 Other assets                                                                172                   216
                                                                   -------------         -------------
 Total assets                                                      $      15,442         $      15,417
                                                                   =============         =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                               $       1,697         $       1,597
    Accrued expenses and other current liabilities                         2,368                 2,639
    Accrued expenses due to affiliates                                     1,630                 1,190
    Restructuring charges                                                     99                    99
    Customer deposits                                                        798                 1,658
    Lines of credit                                                        2,687                 2,969
                                                                   -------------         -------------
 Total current liabilities                                                 9,279                10,152

 Other long-term liabilities                                                  10                    10
 Minority interest                                                           421                   405
                                                                   -------------         -------------
 Total liabilities                                                         9,710                10,567

 Commitments and contingencies (Note - 11)
 Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized shares - 3,000,000
      Issued and outstanding shares - none                                     -                     -
    Common stock, $.01 par value:
      Authorized shares - 47,000,000
      Issued and outstanding shares -
        18,918,847- March 31, 2006
        18,916,847 - December 31, 2005                                       189                   189
    Treasury stock                                                            (1)                   (1)
    Accumulated other comprehensive (loss) gain                              (19)                   17
    Additional paid-in capital                                            11,200                11,059
    Accumulated deficit                                                   (5,637)               (6,414)
                                                                   -------------         -------------
 Total stockholders' equity                                                5,732                 4,850
                                                                   -------------         -------------
 Total liabilities and stockholders' equity                        $      15,442         $      15,417
                                                                   =============         =============


Note: The Balance Sheet at December 31, 2005, is an excerpt from the audited financial statements at that date but does not include any of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                                SPAR GROUP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                      (In thousands, except per share data)


                                                   THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                     2006               2005
                                                  -----------        -----------

Net revenue                                       $    15,850        $    14,521
Cost of revenue                                         9,854              8,651
                                                  -----------        -----------
Gross profit                                            5,996              5,870
Selling, general and administrative expenses            5,071              4,256
Depreciation and amortization                             213                279
                                                  -----------        -----------
Operating income                                          712              1,335
Interest expense                                           51                 40
Other income                                              178                  -
                                                  -----------        -----------
Income before provision for income taxes and
minority interest                                         839              1,295
Provision for income taxes                                 45                 15
                                                  -----------        -----------
Income before minority interest                           794              1,280
Minority interest                                          17                111
                                                  -----------        -----------
Net Income                                        $       777        $     1,169
                                                  ===========        ===========

Basic/diluted net income per common share:

  Net income- basic/diluted                       $     0.04         $      0.06
                                                  ===========        ===========

Weighted average common shares - basic                 18,918             18,859
                                                  ===========        ===========

Weighted average common shares - diluted               19,071             19,004
                                                  ===========        ===========

See accompanying notes.

                                SPAR GROUP, INC.
                      Consolidated Statements of Cash Flows
                           (in thousands) (unaudited)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------
                                                                    2006                2005
                                                                 ----------          ----------
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities                   (184)              2,455

INVESTING ACTIVITIES
Purchases of property and equipment                                   (100)               (106)
                                                                 ----------          ----------
Net cash used in investing activities                                 (100)               (106)

FINANCING ACTIVITIES
Net payments on lines of credit                                       (282)             (2,832)
Other long-term liabilities                                              -                 (97)
Proceeds from employee stock purchase plan and exercised
   options                                                               -                  30
                                                                 ----------          ----------
Net cash used in financing activities                                 (282)             (2,899)

Translation loss                                                       (36)                (60)


Net change in cash and cash equivalents                               (602)               (610)
Cash and cash equivalents at beginning of period                     1,914                 887
                                                                 ----------          ----------
Cash and cash equivalents at end of period                       $   1,312           $     277
                                                                 ==========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                    $      44           $      48


See accompanying notes.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report for 2005 on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006 (the "Company's Annual Report for 2005 on Form 10-K"). The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.      BUSINESS AND ORGANIZATION

        The Company is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, radio frequency identification ("RFID") services, technology services and marketing research.

        The Company's operations are divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, RFID services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains, and convenience and grocery stores. The International Merchandising Services Division, established in July 2000, currently provides similar merchandising and marketing services through a wholly owned subsidiary in Canada, through 51% owned joint venture subsidiaries in Turkey, South Africa, India and Romania and through 50% owned joint ventures in Japan and China. In September 2005, the Company established a 51% owned joint venture subsidiary in Lithuania, which began operations in April 2006. In April 2006, the Company also announced the establishment of a 51% owned joint venture subsidiary in Australia, which is projected to begin operations in the second quarter of 2006. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

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

        During 2005, the Japan joint venture changed from a fiscal year ending September 30 to a calendar year ending December 31. The Japan joint ventures' operating results for the calendar fourth quarter of 2005 are included in the three months ending March 31, 2006.

        All  significant   intercompany  accounts  and  transactions  have  been
eliminated.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

4.      NEW ACCOUNTING STANDARDS

        In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Conditions, a replacement of APB No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company as of January 1, 2006. The Company does not expect the adoption of SFAS No. 154 will have a significant impact on the manner of display of its results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Share-based Compensation", and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Statement requires that the calculated cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The Statement was effective for the Company beginning January 1, 2006. The "modified prospective" method was required upon adoption; accordingly, results of prior periods have not been restated. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized after the effective date as the awards vest. As of January 1, 2006, the Company implemented SFAS No. 123(R), with share-based compensation expense now reflected in the Company's interim statements of operations. See
Note 9 - Stock-Based Compensation below for additional information regarding the adoption of SFAS No. 123(R).

5.      RESTRUCTURING CHARGES

        In July 2004, as a result of the loss of several significant clients and the pending sale of the Company's largest client, the Company entered into a plan to restructure and reduce its field force, as well as its selling, general and administrative cost structure, to reflect its lower revenue base. These reductions consisted of personnel reductions, personnel related expenses and office closings. At March 31, 2006, the Company had approximately $99,000 reserved for future restructure payments that are expected to be paid in 2006. The Company records restructure expenses in the selling, general and administrative section of its consolidated operating statements.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

6.      EARNINGS PER SHARE

        The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                         --------------------------------
                                                                              2006                2005
                                                                         ------------        ------------
Numerator:
   Net income                                                            $        777        $      1,169

Denominator:
   Shares used in basic earnings per share calculation                         18,918              18,859

Effect of diluted securities:
   Employee stock options                                                         153                 145
                                                                         ------------        ------------
   Shares used in diluted earnings per share calculation                       19,071              19,004
                                                                         ============        ============
   Basic and diluted earnings per common share                           $       0.04        $       0.06
                                                                         ============        ============

7.      LINES OF CREDIT

        In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility").

        In January 2006, the Credit Facility was amended to extend its maturity to January 2009 and to reset the Minimum Fixed Charge Coverage Ratio, and Minimum Net Worth covenants. It further stipulated that should the Company meet its covenants for the year ended December 31, 2005, which it has, Webster would release Mr. Robert Brown and Mr. William Bartels from their obligation to provide personal guarantees totaling $1.0 million and certain discretionary reserves. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

        The basic interest rate under the Credit Facility is Webster's "Alternative Base Rate" plus 0.75% per annum (a total of 8.5% per annum at March 31, 2006), which automatically changes with each change made by Webster in such Alternate Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed periods of one, two, three or six months. The actual average interest rate under the Credit Facility was 8.2% per annum for the quarter ending March 31, 2006. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries.

        The Company was not in violation of any covenants at March 31, 2006, and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue such waivers in the future.

        Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

March 31, 2006, and December 31, 2005, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

        The revolving loan balances outstanding under the Credit Facility were $2.1 million and $2.4 million at March 31, 2006, and December 31, 2005, respectively. There were letters of credit outstanding under the Credit Facility of approximately $552,000 at March 31, 2006, and December 31, 2005. As of March 31, 2006, the SPAR Group had unused availability under the Credit Facility of $1.7 million out of the remaining maximum $4.3 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        In 2001, the Japanese joint venture SPAR FM Japan, Inc. entered into a revolving line of credit arrangement with Japanese banks for 300 million Yen or $2.6 million (based upon the exchange rate at March 31, 2006). At March 31, 2006, SPAR FM Japan, Inc. had a 70 million Yen or approximately $600,000 loan balance outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate at March 31, 2006 and 2005 was 1.4%.

8.      RELATED-PARTY TRANSACTIONS

        Mr. Robert G. Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), and SPAR Infotech, Inc. ("SIT").

        SMS and SMSI provided approximately 99% of the Company's domestic merchandising specialists in the field (through its independent contractor field force) for both the three months ended March 31, 2006 and 2005, and approximately 86% and 92% of the Company's domestic field management at a total cost to the Company of approximately $5.8 million for both the three months ended March 31, 2006, and 2005, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS's merchandising specialist field force of approximately 5,500 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides approximately 44 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs. Total net premiums (4% of SMS and SMSI costs) paid to SMS and SMSI for services rendered were approximately $235,000 and $220,000 for the three months ended March 31, 2006, and 2005, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

        SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of approximately $187,000 and $210,000 for the three months ended March 31, 2006, and 2005, respectively. SIT provided approximately 6,400 and 6,700 hours of Internet computer programming services to the Company for the three months ended March 31, 2006, and 2005, respectively. Pursuant to the Amended and Restated Programming and Support
Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $29.07 and $31.27 for the three months ended March 31, 2006, and 2005, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

to the Company by SIT for the three months ended March 31, 2006, and 2005, respectively. However, since SIT is a "Subchapter S" corporation and is owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

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

        The following transactions occurred between the Company and the above affiliates (in thousands):

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------------------
                                                                        2006                   2005
                                                                  -----------------      -----------------
  Services provided by affiliates:
    Independent contractor services (SMS)                            $    4,820             $    4,781
                                                                  =================      =================
    Field management services (SMSI)                                 $      951             $      954
                                                                  =================      =================
    Handheld computer leases (SMS)                                   $       70             $       63
                                                                  =================      =================
    Internet and software program consulting services (SIT)          $      187             $      210
                                                                  =================      =================


   Accrued expenses due to affiliates (in thousands):                 MARCH 31,             DECEMBER 31,
                                                                         2006                   2005
                                                                  -----------------      -----------------

     SPAR Marketing Services, Inc.                                   $    1,630             $    1,190
                                                                  =================      =================

        In addition to the above, through the services of Affinity Insurance, Ltd. ("Affinity"), the Company purchases insurance coverage for its casualty and property insurance risk. The Company's Chairman/CEO and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

9.      STOCK-BASED COMPENSATION

        As of January 1, 2006, SFAS No. 123(R) became effective and applicable to the Company's accounting for its employee options. The Company had previously followed APB No. 25 and related interpretations in accounting for such options. Under APB No. 25 no compensation expense was recognized by the Company when employee stock options were granted, as the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant. Under SFAS No. 123(R), compensation expense is now recognized in the Company's financial statements when employee stock options are granted. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee's requisite service period, which generally is the options' vesting period. Fair value is calculated using the Black-Scholes option pricing model. The Black-Scholes calculation was performed for the three months ended March 31, 2006, utilizing the methodology and assumptions consistent with those used in prior periods under SFAS No. 123, which were disclosed in the Company's previously filed Annual Report on Form 10-K for the year ended December 31, 2005.

        Share-based compensation expense totaled approximately $84,000 for the three months ended March 31, 2006. Basic and diluted earnings per share impacted by approximately $0.004 for the three month period ended March 31, 2006.

        In 2005, under the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, no compensation cost was recognized for the stock option grants to Company employees for the three months ended March 31, 2005. If compensation cost for the three month ended March 31, 2005, had been recognized by the Company under the fair value method, the Company's net income and pro forma net income per share would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                            --------------------
                                                                    2005
                                                            --------------------

   Net income, as reported                                    $        1,169
   Stock based employee compensation expense
     per the fair market value method                                     25
   Pro forma net income                                     --------------------
                                                              $        1,144
                                                            ====================

   Basic and diluted net income per share, as reported        $         0.06
   Basic and diluted net income per share, pro forma          $         0.06


        Under the provision of SFAS No. 123 dealing with non-employee stock option grants awarded to the employees of the Company's affiliates, the Company recorded an expense for the three months ended March 31, 2006 and 2005, of approximately $57,000 and $14,000 respectively.

        The Company determines the fair value of the options granted to employees and non-employees using the Black-Scholes valuation model and recovers amounts previously expensed or expenses that vest over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

10.     CUSTOMER DEPOSITS

        Customer deposits at March 31, 2006, were approximately $798,000 (approximately $405,000 from domestic operations and approximately $393,000 from international operations) compared to approximately $1,658,000 at December 31, 2005 (approximately $1,246,000 from domestic operations and approximately $412,000 from international operations). The decrease is primarily due to the termination of a customer service agreement in March 2006.

11.     COMMITMENTS AND CONTINGENCIES

        INTERNATIONAL COMMITMENTS

        The Company's international business model is to partner with local merchandising companies and combine the Company's proprietary software and expertise in the merchandising and marketing services business with their partner's knowledge of the local market. In 2001, the Company established its first joint venture and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India, Romania and China. In September 2005, the Company also announced the establishment of a 51% owned joint venture subsidiary in Lithuania which began operations in April 2006. In April 2006, the Company announced the establishment of a 51% owned joint venture subsidiary in Australia, which is projected to begin operations in the second quarter of 2006.

        Certain of these joint ventures and joint venture subsidiaries are becoming profitable, while others are either marginally profitable or operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these joint ventures and joint venture subsidiaries.

        LEGAL MATTERS

        Safeway Inc. ("Safeway") filed a Complaint against PIA Merchandising Co., Inc. ("PIA Co."), a wholly owned subsidiary of SGRP, Pivotal Sales Company ("Pivotal"), a wholly owned subsidiary of PIA Co., and SGRP in Alameda Superior Court, case no. 2001028498 on October 24, 2001, Safeway subsequently amended their Complaint twice, dropping various causes of action for breach of trust and breach of fiduciary duties. Safeway's remaining two claims are for breach of contract and breach of implied contract. Safeway has most recently alleged monetary damages in principal and interest of $6,400,000 (an increase of $1,900,000 from the amount previously claimed) and has also demanded unspecified costs. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 11, 2002, and amended them on or about October 15, 2002, alleging causes of action against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment and is seeking damages and injunctive relief. Mediation between the parties occurred in 2004, but did not result in a settlement. Trial commenced in March 2006, and is expected to conclude in late May or early June 2006. PIA Co., Pivotal and SGRP are vigorously defending against Safeway's allegations. It is not possible at this time to determine the likelihood of the outcome of this lawsuit. However, if Safeway prevails in its claims and PIA Co. and Pivotal lose on their cross-claims that result could have a material adverse effect on the Company.

        In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

12.     GEOGRAPHIC DATA

        A summary of the Company's net revenue, operating income and long lived assets by geographic area for the three months ended March 31, 2006, and 2005, respectively, and at March 31, 2006, and December 31, 2005, are as follows (in thousands):

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------------
                                                                     2006                    2005
                                                                -------------           -------------
   Net revenue:
   ------------
   United States                                                 $    10,818             $    10,800
   International                                                       5,032                   3,721
                                                                -------------           -------------
   Total net revenue                                             $    15,850             $    14,521
                                                                =============           =============


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------------
                                                                     2006                    2005
                                                                -------------           -------------
   Operating income (loss):
   ------------------------
   United States                                                 $       716             $       895
   International                                                          (4)                    440
                                                                -------------           -------------
   Total operating income                                        $       712             $     1,335
                                                                =============           =============


                                                                  MARCH 31,              DECEMBER 31,
                                                                -------------           -------------
   Long lived assets:                                               2006                    2005
                                                                -------------           -------------
   United States                                                 $     1,726             $     1,799
   International                                                         262                     346
                                                                -------------           -------------
   Total long lived assets                                       $     1,988             $     2,145
                                                                =============           =============

        International revenues disclosed above were based upon revenues reported by the Company's 100% owned foreign subsidiary, its 51% owned foreign joint venture subsidiaries and its 50% owned foreign joint ventures. During 2005, the Japan joint venture changed from a fiscal year ending September 30 to a calendar year ending December 31. Due to the change of their fiscal year, the operating results reported by the Japan joint venture for the first quarter ending March 31, 2006, included not only the operating results for the quarter, but also the operating results for the calendar fourth quarter of 2005. The inclusion of the fourth quarter operating results increased net revenue and operating income by $1.3 million and $13,000, respectively. The joint venture in Japan contributed 17% and 9% of the consolidated net revenue of the Company for the three months ended March 31, 2006, and 2005, respectively. For the three months ended March 31, 2006, and 2005, the wholly owned Canadian subsidiary contributed 7% of the consolidated net revenue of the Company for both periods. The joint venture subsidiary in South Africa contributed 5% and 9% to the consolidated net revenue of the Company for the three months ended March 31, 2006, and 2005, respectively. The remaining foreign joint venture subsidiaries contributed 4% and 0.5% to the consolidated net revenue for the three month period ending March 31, 2006, and 2005, respectively.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

13.     SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                            MARCH 31,        DECEMBER 31,
                                                                          ------------       ------------
Accounts receivable, net, consists of the following (in thousands):          2006               2005
                                                                          ------------       ------------

Trade                                                                     $     7,201        $     7,666
Unbilled                                                                        4,578              3,461
Non-trade                                                                         346                145
                                                                          ------------       ------------
                                                                               12,125             11,272
Less allowance for doubtful accounts                                             (548)              (616)
                                                                          ------------       ------------
                                                                          $    11,577        $    10,656
                                                                          ============       ============


                                                                            MARCH 31,        DECEMBER 31,
                                                                          ------------       ------------
Property and equipment consists of the following (in thousands):              2006               2005
                                                                          ------------       ------------

Equipment                                                                 $     5,181        $     5,202
Furniture and fixtures                                                            594                570
Leasehold improvements                                                            568                568
Capitalized software development costs                                          1,318              1,228
                                                                          ------------       ------------
                                                                                7,661              7,568
Less accumulated depreciation and amortization                                 (6,643)            (6,437)
                                                                          ------------       ------------
                                                                          $     1,018        $     1,131
                                                                          ============       ============



Accrued expenses and other current liabilities consist of the               MARCH 31,        DECEMBER 31,
following (in thousands):                                                     2006               2005
                                                                          ------------       ------------
Accrued medical and worker compensation expenses                          $       193        $       296
Taxes payable                                                                     160                490
Accrued accounting and legal expense                                              492                286
Accrued salaries payable                                                          974                937
Other                                                                             549                630
                                                                          ------------       ------------
                                                                          $     2,368        $     2,639
                                                                          ============       ============

14.     FOREIGN CURRENCY RATE FLUCTUATIONS

        The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint ventures. In the three months ended March 31, 2006, these exposures were primarily concentrated in the Canadian dollar, South African Rand and Japanese Yen. At March 31, 2006, international assets totaled approximately $4.2 million and international liabilities totaled approximately $6.8 million. For the three months ended March 31, 2006, international revenues totaled $5.0 million and there was an international net loss of $44,000.

                                SPAR GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

15.     INTEREST RATE FLUCTUATIONS

        The Company is exposed to market risk related to the variable interest rates on its lines of credit. At March 31, 2006, the Company's outstanding debt totaled approximately $2.7 million, which consisted of domestic variable-rate (8.5% per annum at that date) debt of $2.1 million and international variable rate (1.4% per annum at that date) debt of $600,000. Based on the three months ending March 31, 2006, average outstanding borrowings under variable-rate debt, a one-percentage point per annum increase in interest rates would have negatively impacted pre-tax earnings and cash flows for the three months ended March 31, 2006, by approximately $7,000.

                                SPAR GROUP, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

        STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2006 (THIS "QUARTERLY REPORT"), OF SPAR GROUP, INC. ("SGRP", AND TOGETHER WITH ITS SUBSIDIARIES, THE "SPAR GROUP" OR THE "COMPANY"), INCLUDE "FORWARD-LOOKING STATEMENTS" (WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT) THAT ARE BASED ON THE COMPANY'S BEST ESTIMATES. IN PARTICULAR AND WITHOUT LIMITATION, THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS SUCH FORWARD-LOOKING STATEMENTS, WHICH ARE INCLUDED IN (AMONG OTHER PLACES) THE DISCUSSIONS RESPECTING NET REVENUES FROM SIGNIFICANT CLIENTS, SIGNIFICANT CHAIN WORK AND INTERNATIONAL JOINT VENTURES, FEDERAL TAXES AND NET OPERATING LOSS CARRYFORWARDS, COMMENCEMENT OF OPERATIONS AND FUTURE FUNDING OF INTERNATIONAL JOINT VENTURES, CREDIT FACILITIES AND COVENANT COMPLIANCE, COST SAVINGS INITIATIVES, LIQUIDITY AND SOURCES OF CASH AVAILABILITY. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS,
UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS, WHETHER EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS, TO NOT OCCUR OR BE REALIZED OR TO BE LESS THAN EXPECTED. SUCH FORWARD-LOOKING STATEMENTS GENERALLY ARE BASED UPON THE COMPANY'S BEST ESTIMATES OF FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENT, CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "LIKELY", "EXPECT", "INTEND", "BELIEVE", "ESTIMATE", "ANTICIPATE", "CONTINUE" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. YOU SHOULD CAREFULLY CONSIDER SUCH RISKS, UNCERTAINTIES AND OTHER INFORMATION, DISCLOSURES AND DISCUSSIONS CONTAINING CAUTIONARY STATEMENTS OR IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROVIDED IN THE FORWARD-LOOKING STATEMENTS.

        YOU SHOULD CAREFULLY REVIEW THIS MANAGEMENT DISCUSSION AND ANALYSIS TOGETHER WITH THE RISK FACTORS AND OTHER CAUTIONARY STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 3, 2006 (THE "COMPANY'S ANNUAL REPORT FOR 2005 ON FORM 10-K"), INCLUDING THE RISK FACTORS DESCRIBED IN ITEM 1 OF THAT ANNUAL REPORT UNDER THE CAPTION "CERTAIN RISK FACTORS" AND THE CHANGES (IF ANY) IN SUCH RISK FACTORS DESCRIBED IN ITEM IA OF
PART II OF THIS QUARTERLY REPORT (COLLECTIVELY, "RISK FACTORS"), AS WELL AS THE CAUTIONARY STATEMENTS CONTAINED IN THIS QUARTERLY REPORT. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED BY THE RISK FACTORS AND OTHER CAUTIONARY STATEMENTS IN THIS QUARTERLY REPORT AND IN THE COMPANY'S ANNUAL REPORT FOR 2005 ON FORM 10-K, WHICH ARE INCORPORATED BY REFERENCE INTO THIS QUARTERLY REPORT. ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN OR SUGGESTED BY SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT ASSURE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED IN WHOLE OR IN PART. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, OR ANY RISK FACTORS OR OTHER CAUTIONARY STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW.

OVERVIEW
--------

        In the United States, the Company provides merchandising and marketing services to manufacturers and retailers principally in mass merchandiser, electronics, drug store, grocery, and other retail trade classes through its Domestic Merchandising Services Division. Internationally, the Company provides similar in-store merchandising and marketing services through a wholly owned subsidiary in Canada, 51% owned joint venture subsidiaries in Turkey, South Africa, India and Romania and 50% owned joint ventures in Japan and China. In September 2005, the Company established a 51% owned joint venture subsidiary in Lithuania, which began operations in April 2006. In April 2006, the Company also announced the establishment of a 51% owned joint venture subsidiary in Australia,

                                SPAR GROUP, INC.


which is projected to begin operations in the second quarter of 2006. For the three months ended March 31, 2006, the Company consolidated Canada, Turkey, South Africa, India, Romania, China and Japan into the Company's financial statements.

DOMESTIC MERCHANDISING SERVICES DIVISION

       The Company's Domestic Merchandising Services Division provides nationwide merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, electronic store chains, drug store chains and grocery stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food product companies in the United States.

       Merchandising and marketing services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or single or multiple manufacturers or distributors. Services also include stand-alone large-scale implementations. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and setting new and promotional items and placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers or distributors, and include new store openings and existing store resets, re-merchandising, remodels and category implementations,, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. The Company also provides in-store product demonstrations, in-store product sampling and other in-store event staffing services, RFID services, technology services and marketing research services.

INTERNATIONAL MERCHANDISING SERVICES DIVISION

       In July 2000, the Company established its International Merchandising Services Division, operating through a wholly owned subsidiary, SPAR Group
International, Inc. ("SGI"), to focus on expanding its merchandising and marketing services business worldwide. The Company has expanded its international business as follows:

                         Percent Ownership in
         Date            Subsidiary or Joint

     Established               Venture                   Location
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

        In April 2006, the Company also announced the establishment of a 51% owned joint venture subsidiary in Australia, which is projected to begin operations in the second quarter of 2006.

                                SPAR GROUP, INC.


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

        REVENUE RECOGNITION

        The Company's services are provided under contracts or agreements. The Company bills its clients based upon service fees and per unit fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. The Company's per unit fee arrangement provides for fees to be earned based on the retail sales of client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable and are reported to the Company.

        ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES ALLOWANCES

        The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $548,000 and $616,000 at March 31, 2006, and December 31, 2005, respectively.

        INTERNAL USE SOFTWARE DEVELOPMENT COSTS

        In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include but are not limited to the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to its software development projects. Capitalized software development costs are amortized over three years.

        The Company capitalized $90,000 and $97,000 of costs related to software developed for internal use in the three months ended March 31, 2006, and 2005, respectively and amortized capitalized software of approximately $102,000 and $139,000 in the three months ended March 31, 2006, and 2005, respectively.

                                SPAR GROUP, INC.


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
--------------------------------------------------------------------------------

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

                                                                    Three Months Ended March 31,
                                              ----------------------------------------------------------------------
                                                                                                          Increase
                                                  2006            %            2005           %          (decrease)%
                                              ----------        ------     ----------        ------      -----------
Net revenues                                  $   15,850        100.0%     $   14,521        100.0%            9.2%
Cost of revenues                                   9,854         62.2           8,651         59.6            13.9
Selling, general & administrative expense          5,071         32.0           4,256         29.3            19.2
Depreciation and amortization                        213          1.3             279          1.9           (23.7)
Interest expense                                      51          0.3              40          0.3            26.1
Other income                                         178          1.1               -          -               -
                                              ----------        ------     ----------        ------
Income before income tax provision and
   minority interest                                 839          5.3           1,295          8.9           (35.2)
Provision for income taxes                            45          0.3              15          0.1           198.0
                                              ----------        ------     ----------        ------
Income before minority interest                      794          5.0           1,280          8.8           (38.0)
Minority interest                                     17          0.1             111          0.8           (84.8)
                                              ----------        ------     ----------        ------
Net income                                    $      777          4.9%     $    1,169          8.0%          (33.5)
                                              ==========        ======     ==========        ======


NET REVENUES

        Net revenues for the three months ended March 31, 2006, were $15.9 million, compared to $14.5 million for the three months ended March 31, 2005, an increase of 9.2%. Domestic net revenue for the three months ended March 31, 2006, was $10.9 million (including $770,000 in non-recurring revenues from the termination of a service agreement), and was consistent with the $10.8 million for the prior year period. International net revenue for the three months ended March 31, 2006, increased $1.3 million to $5.0 million from $3.7 million for the prior year period. The increase in International net revenue of $1.3 million was due to the inclusion of the calendar year fourth quarter 2005 net revenue totaling $1.3 million as a result of the change in the year end reporting for the Japan joint venture. Changes in net revenue from the remaining international joint ventures were a net increase of approximately $2,000, consisting of an increase in net revenue in India of approximately $391,000, a decrease of approximately $563,000 in South Africa due to the loss of a client in 2005, and all other joint ventures posting an increase of $174,000.

        One domestic client accounted for 13% and 16% of the Company's net revenue for the three months ended March 31, 2006, and 2005, respectively. This client also accounted for approximately 15% and 1% of accounts receivable at March 31, 2006, and December 31, 2005, respectively.

        A second domestic client accounted for 12% and 17% of the Company's net revenue for the three months ended March 31, 2006, and 2005, respectively. This client also accounted for approximately 4% and 10% of accounts receivable at March 31, 2006, and December 31, 2005, respectively.

        Approximately 10% of the Company's net revenue for both the three months ended March 31, 2006, and 2005, resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 7% and 8% of accounts

                                SPAR GROUP, INC.


receivable at March 31, 2006, and December 31, 2005, respectively. The Company's contractual relationships or agreements are with various clients and not that retail electronics chain.

        Approximately 8% and 10% of the Company's net revenues for the three months ended March 31, 2006, and 2005, respectively, resulted from merchandising services performed for domestic clients at a leading mass merchandising chain. Services performed for these clients in that chain also accounted for approximately 5% and 8% of accounts receivable at March 31, 2006, and December 31, 2005, respectively. The Company's contractual relationships or agreements are with various clients and not that retail mass merchandising chain.

       The loss of these clients, the loss of the ability to provide merchandising and marketing services in those chains, or the failure to attract new large clients could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company's business, results of operations and financial condition.

COST OF REVENUES

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 62.2% for the three months ended March 31, 2006, compared to 59.6% for the three months ended March 31, 2005. For the first quarter domestic cost of revenues as a percentage of net revenues was 61.9% and 59.8% for the three months ended March 31, 2006, and 2005, respectively. The increase is primarily attributable to the mix of business with higher cost project revenue accounting for a greater portion of revenue in the three months ended March 31, 2006. Cost of revenues from International Operations as a percentage of net revenues was 62.7% and 59.0% for the three months ended March 31, 2006, and 2005, respectively. The international cost of revenue percentage increase was primarily attributable to an increase in competitive pricing pressures, particularly within the Canadian operations.

        Approximately 59% and 66% of the Company's cost of revenue in the three months ended March 31, 2006, and 2005, respectively, resulted from in-store independent contractor and field management services purchased from the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (see Note 8 - Related-Party Transactions).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses include corporate overhead,
project  management,   information  technology,  executive  compensation,  human
resource, legal and accounting expenses.

        Selling, general and administrative expenses increased by approximately $815,000, or 19.2%, for the three months ended March 31, 2006, to $5.1 million compared to $4.3 million for the three months ended March 31, 2005. Domestic selling, general and administrative expenses, while consistent at $3.2 million, included litigation costs of approximately $350,000 and $57,000 for the three months ended March 31, 2006, and 2005 respectively. Internationally, selling, general and administrative expenses increased by approximately $793,000, or 75.2%, to $1.9 million for the three months ended March 31, 2006, from approximately $1.1 million for the three months ended March 31, 2005. The increase of approximately $793,000 was primarily due to the Japan joint venture; approximately $554,000 resulting from the additional quarter of expense due to the change in year-end reporting and approximately $232,000 from increased spending due to a change in the joint ventures' cost structure. All other International operations contributed a net increase of $7,000.

                                SPAR GROUP, INC.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization charges of approximately $213,000 for the three months ended March 31, 2006, were consistent with approximately $279,000 for those charges in the same period for 2005.


OTHER INCOME

        The Company recorded other income of $175,000 for the three months ended March 31, 2006, resulting from the favorable settlement of a vendor lawsuit.


INCOME TAXES

        The Company recorded an income tax provision of $45,000 for the three months ended March 31, 2006. The provision was primarily for minimum state taxes. There was no provision for federal tax for the three months ended March 31, 2006, since the Company expects to utilize net operating loss carry forwards which are available to offset any federal taxes due.

MINORITY INTEREST

        Minority interest of approximately $17,000 and $111,000 resulted from the operating profits and losses of the 51% owned joint venture subsidiaries and the 50% owned joint ventures for the three months ended March 31, 2006, and 2005, respectively.

NET INCOME

        The Company had net income of $777,000 for the three months ended March 31, 2006, or $0.04 per diluted share, compared to a net income of $1.2 million, or $0.06 per diluted share, for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

        In the three months ended March 31, 2006, the Company had a net income of $777,000.

        Net cash used by operating activities for the three months ended March 31, 2006, was $184,000 compared to net cash provided by operating activities for the three months ended March 31, 2005 of $2.5 million. The decrease in net cash provided in operating activities was a result of increased accounts receivable and decreases in accrued expenses and customer deposits partially offset by increases in accrued expenses due to affiliates and accounts payable.

        Net cash used in investing activities was approximately $100,000 for the three months ended March 31, 2006, and 2005.

        Net cash used in financing activities for the three months ended March 31, 2006, was approximately $282,000, compared to net cash used in financing activities of $2.9 million for the three months ended March 31, 2005. The decrease of net cash used in financing activities was primarily a result of lower net payments on lines of credit.

        The above activity resulted in a decrease in cash and cash equivalents for the three months ended March 31, 2006, of approximately $602,000.

        At March 31, 2006, the Company had positive working capital of $4.2 million, as compared to a positive working capital of $3.1 million at December 31, 2005. The increase in working capital is due primarily to reductions in lines of credit, and accounts payable, as well as an increase in cash, partially offset by reduced accounts receivable and increases in accrued expenses and other current liabilities. The Company's current ratio was 1.45 at March 31, 2006, and 1.31 at December 31, 2005.

                                SPAR GROUP, INC.

        In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility").

        In January 2006, the Credit Facility was amended to extend its maturity to January 2009 and to reset the Minimum Fixed Charge Coverage Ratio, and Minimum Net Worth covenants. It further stipulated that should the Company meet its covenants for the year ended December 31, 2005, which it has, Webster would release Mr. Robert Brown and Mr. William Bartels from their obligation to provide personal guarantees totaling $1.0 million and certain discretionary reserves. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

        The basic interest rate under the Credit Facility is Webster's "Alternative Base Rate" plus 0.75% per annum (a total of 8.5% per annum at March 31, 2006), which automatically changes with each change made by Webster in such Alternate Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed periods of one, two, three or six months. The actual average interest rate under the Credit Facility was 8.2% per annum for the quarter ending March 31, 2006. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries.

        The Company was not in violation of any covenants at March 31, 2006, and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue such waivers in the future.

        Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at March 31, 2006, and December 31, 2005, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

        The revolving loan balances outstanding under the Credit Facility were $2.1 million and $2.4 million at March 31, 2006, and December 31, 2005, respectively. There were letters of credit outstanding under the Credit Facility of approximately $552,000 at March 31, 2006, and December 31, 2005. As of March 31, 2006, the SPAR Group had unused availability under the Credit Facility of $1.7 million out of the remaining maximum $4.3 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        In 2001, the Japanese joint venture SPAR FM Japan, Inc. entered into a revolving line of credit arrangement with Japanese banks for 300 million Yen or $2.6 million (based upon the exchange rate at March 31, 2006). At March 31, 2006, SPAR FM Japan, Inc. had a 70 million Yen or approximately $600,000 loan balance outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate at March 31, 2006 and 2005 was 1.4%.

        The Company's international business model is to partner with local merchandising companies and combine the Company's proprietary software and expertise in the merchandising and marketing services business with their partner's knowledge of the local market. In 2001, the Company established its first joint venture and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania and Australia. In September 2005, the Company also announced

                                SPAR GROUP, INC.


the establishment of a 51% owned joint venture subsidiary in Lithuania which will begin operations in April 2006. In April 2006, the Company announced the establishment of a 51% owned joint venture subsidiary in Australia, which is projected to begin operations in the second quarter of 2006.

        Certain of these joint ventures and joint venture subsidiaries are or are becoming profitable, while others are either marginally profitable or operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these joint ventures and joint venture subsidiaries.

        Management believes that based upon the results of Company's cost saving initiatives and the existing credit facilities, sources of cash availability will be sufficient to support ongoing operations over the next twelve months. However, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients, or the inability to acquire new clients, or the Company's inability to remain profitable, each could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

CERTAIN CONTRACTUAL OBLIGATIONS

        The following table contains a summary of certain of the Company's contractual obligations by category as of March 31, 2006 (in thousands).

--------------------------------------------------------------------------------------------------------------------
          CONTRACTUAL OBLIGATIONS                                   PAYMENTS DUE BY PERIOD
--------------------------------------------------------------------------------------------------------------------
                                               Total       Less than 1    1-3 years     3-5 years     More than 5
                                                              year                                       years
--------------------------------------------------------------------------------------------------------------------
Credit Facility                                 $2,687        $2,687       $     -       $     -         $     -
--------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                      1,597           858           693            46               -
--------------------------------------------------------------------------------------------------------------------
Total                                           $4,284        $3,545       $   693       $    46         $     -
--------------------------------------------------------------------------------------------------------------------


        The Company also had approximately $552,000 in outstanding Letters of Credit at March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's accounting policies for financial instruments and disclosures relating to financial instruments require that the Company's consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and lines of credit. The Company carries those current assets and liabilities at their stated or face amounts in its consolidated financial statements, as the Company believes those amounts approximate the fair value for these items because of the relatively short period of time between origination of the instrument, asset or liability and their expected realization or payment. The Company monitors the risks associated with interest rates and financial instrument, asset and liability positions. The Company's investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

        The Company is exposed to market risk related to the variable interest rates on its lines of credit. At March 31, 2006, the Company's outstanding debt totaled approximately $2.7 million, which consisted of domestic variable-rate (8.5% per annum at that date) debt of $2.1 million and international variable rate (1.4% per annum at that date) debt of $600,000. Based on the three months ending March 31, 2006, average outstanding borrowings under variable-rate debt, a one-percentage point per annum increase in interest rates would have negatively impacted pre-tax earnings and cash flows for the three months ended March 31, 2006, by approximately $7,000.

                                SPAR GROUP, INC.

        The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint ventures. In the three months ended March 31, 2006, these exposures were primarily concentrated in the Canadian dollar, South African Rand and Japanese Yen. At March 31, 2006, international assets totaled approximately $4.2 million and international liabilities totaled approximately $6.8 million. For the three months ended March 31, 2006, international revenues totaled $5.0 million and there was an international net loss of $44,000.

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

        The Company has established a plan for its domestic internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and has begun to document and test them.

                                SPAR GROUP, INC.


PART II:  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

                Safeway Inc. ("Safeway") filed a Complaint against PIA Merchandising Co., Inc. ("PIA Co."), a wholly owned subsidiary of SGRP, Pivotal Sales Company ("Pivotal"), a wholly owned subsidiary of PIA Co., and SGRP in Alameda Superior Court, case no. 2001028498 on October 24, 2001, Safeway subsequently amended their Complaint twice, dropping various causes of action for breach of trust and breach of fiduciary duties. Safeway's remaining two claims are for breach of contract and breach of implied contract. Safeway has most recently alleged monetary damages in principal and interest of $6,400,000 (an increase of $1,900,000 from the amount previously claimed) and has also demanded unspecified costs. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 11, 2002, and amended them on or about October 15, 2002, alleging causes of action against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment and is seeking damages and injunctive relief. Mediation between the parties occurred in 2004, but did not result in a settlement. Trial commenced in March 2006, and is expected to conclude in late May or early June 2006. PIA Co., Pivotal and SGRP are vigorously defending against Safeway's allegations. It is not possible at this time to determine the likelihood of the outcome of this lawsuit. However, if Safeway prevails in its claims and PIA Co. and Pivotal lose on their cross-claims that result could have a material adverse effect on the Company.

                There have been no other new reportable proceedings or material developments in previously reported proceedings since the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006 (the "Company's Annual Report for 2005 on Form 10-K").

ITEM 1A.        RISK FACTORS

                The Company's Annual Report for 2005 on Form 10-K describes various risk factors applicable to the Company and its businesses in
        Item 1 under the caption "Certain Risk Factors", which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since the Company's Annual Report for 2005 on Form 10-K.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                SPAR GROUP, INC.


ITEM 5:    OTHER INFORMATION

               Not applicable.

ITEM 6:    EXHIBITS

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

Date:  May 15, 2006               SPAR Group, Inc., Registrant


                                  By:  /s/ Charles Cimitile
                                       -----------------------------------
                                       Charles Cimitile
                                       Chief Financial Officer, Treasurer,
                                       Secretary and duly authorized signatory