Form 10-K/A
period 2005-12-31
SPAR GROUP INC
filed 2006-06-21
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

_________________

FORM 10-K/A
 Amendment No. 2

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005

OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-27824

SPAR GROUP, INC.
 (Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
580 White Plains Road, Suite 600, Tarrytown, New York	10591
(Address of principal executive offices)	(Zip Code)

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

        DOCUMENTS INCORPORATED BY REFERENCE: None.

Introduction

This Form 10-K/A (Amendment No. 2) amends and restates certain sections, paragraphs or sentences of the Annual Report for the Fiscal Year ended December 31, 2005, on Form 10-K to correct certain immaterial typographical and clerical errors (by substituting the indicated restatements that include such corrections) for general cleanup purposes, including use in the registrant’s annual report to its shareholders.

Amendments

The next to the last sentence in the second paragraph of the introduction to Part I is restated as set forth below to insert the word “by”.

“Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved in whole or in part. You should carefully review the risk factors described below (see Item 1A – Risk Factors) and any other cautionary statements contained in this Annual Report on Form 10-K. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by all such risk factors and other cautionary statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.”

The first sentence of the first paragraph of Item 1 is restated as set forth below to change the word “Marketing” to “Merchandising.”

“The SPAR Group, Inc. (formerly known as PIA Merchandising Services, Inc.), a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a supplier of merchandising and other marketing services throughout the United States and internationally. In 2002, the Company sold its Incentive Marketing Division, SPAR Performance Group, Inc. (“SPGI”). The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, Radio Frequency Identification (“RFID”) services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and currently provides similar merchandising and marketing services through a wholly owned subsidiary in Canada, through 51% owned joint venture subsidiaries in India, South Africa, Turkey and Romania, and through 50% owned joint ventures in Japan and China. In September 2005, the Company entered into a 51% owned joint venture subsidiary in Lithuania which is project to begin operations in April 2006. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.”

The last sentence of the first paragraph of “Item 1. Business, SALES AND MARKETING, International Merchandising Services Division” is restated as set forth below to insert a comma after the word “Third”.

“The Company’s marketing efforts within its International Merchandising Services Division are three fold. First, the Company endeavors to develop new markets through acquisitions. The Company’s international acquisition team, whose primary focus is to seek out and develop acquisitions throughout the world, consists of personnel located in the United States, Greece and Australia. Personnel from information technology, field operations, client services and finance support the international acquisition team. Second, the Company offers global merchandising solutions to clients that have worldwide distribution. This effort is spearheaded out of the Company’s headquarters in the United States. Third, the Company develops local markets through various joint ventures or subsidiaries throughout the world.”

The second sentence of the first paragraph of “Item 1A. Risk Factors” is restated as set forth below to replace the word “risks” with “risk.”

“There are various risks associated with the Company’s growth and operating strategy. The risk factors presented below are the ones that the Company currently considers material based on best estimates and includes “forward-looking statements” within the meaning of the Securities Laws. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Additional risks may be facing the Company, the industry, or the economy in general, whether domestically or internationally. The Company may not be aware of some risks and may currently consider other risks immaterial, but any risk may develop at any time into actual events that adversely affect the Company. There also may be risks that a particular investor would view differently from the Company, and current analysis may be wrong. The Company expressly disclaims any obligation to update or revise any forward-looking statements or any of these risks in whole or in part, whether as a result of new information, future events or otherwise, except as required by law.”

Clause (iv) of the second paragraph of the risk factor entitled “Inability to Identify, Acquire and Successfully Integrate Acquisitions” is restated as set forth below to change a colon to a semicolon preceding clause (v).

“The successful integration of these acquisitions also may involve a number of additional risks, including: (i) the inability to retain the clients of the acquired business; (ii) the lingering effects of poor client relations or service performance by the acquired business, which also may taint the Company’s existing businesses; (iii) the inability to retain the desirable management, key personnel and other employees of the acquired business; (iv) the inability to fully realize the desired efficiencies and economies of scale; (v) the inability to establish, implement or police the Company’s existing standards, controls, procedures and policies on the acquired business; (vi) diversion of management attention; and (vii) exposure to client, employee and other legal claims for activities of the acquired business prior to acquisition. In addition, any acquired business could perform significantly worse than expected.”

The risk factor entitled, “Risks Associated with International Business” is restated as set forth below by replacing a comma at the end of the first bullet point and a period at the end of the second bullet point each with a semi-colon.

•	"Political and economic risks, including political instability;

•	Various forms of protectionist trade legislation which currently exist, or have been proposed, in some foreign countries;"

The last sentence of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Results from continuing operations for the twelve months ended December 31, 2004, compared to twelve months ended December 31, 2003, Cost of Revenues” is restated as set forth below in order to insert a period at the end of such sentence.

“Cost of revenues from operations consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues decreased by $8.7 million in 2004 and as a percentage of net revenues was 65.5% for the twelve months ended December 31, 2004, which was consistent with 65.3% for the twelve months ended December 31, 2003. Approximately 87% and 85% of the field services were purchased from the Company’s affiliate, SMS, in 2004 and 2003, respectively (see Item 13 – Certain Relationships and Related Transactions, below). SMS’s increased share of field services resulted from its more favorable cost structure.”

The first sentence of the fourth paragraph of “Item 11. Executive Compensation and Other Information of SPAR Group, Inc., Stock Option and Purchase Plans” is restated as set forth below in order to replace the word “specific” with “specified”.

“The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of SGRP’s common stock. The options had a term of ten years from the date of issuance, except in the case of incentive stock options granted to greater than 10% stockholders for which the term was five years. The exercise price of nonqualified stock options must have been equal to at least 85% of the fair market value of SGRP’s common stock at the date of grant. Since 2000, SGRP has not granted any new options under this plan. During 2005, 250 options to purchase shares of SGRP’s common stock were exercised. At December 31, 2005, options to purchase 14,375 shares of SGRP’s common stock remain outstanding under this plan. The 1995 Plan was superseded by the 2000 Plan with respect to all new options issued.”

Footnote 1 to the table “Security Ownership of Certain Beneficial Owners of SGRP” contained in “Item 12. Security Ownership of Certain Beneficial Owners and Management.” is restated as set forth below in order to insert “, Suite 600” following the word “Road”.

“(1)	The address of such owners is c/o SPAR Group, Inc. 580 White Plains Road, Suite 600, Tarrytown, New York 10591.”

The subheading for Item 6 of the Notes to the Consolidated Financial Statements appearing on page F-22 is restated as set forth below in order to replace the word “continue” with “continued”.

“6. Income Taxes (continued)"

The subheading entitled “Item. 14 Net Income (Loss) Per Share (continued)” appearing at the top of page F-32 of the Notes to the Consolidated Financial Statements is restated as set forth below in order to change it to the correct subheading.

“15. Quarterly Financial Data (Unaudited) (continued)"

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

SPAR Group, Inc.
/s/ Charles Cimitile Charles Cimitile Chief Financial Officer, Treasurer and Secretary
Date: June 21, 2006