Form 10-Q
period 2006-06-30
SPAR GROUP INC
filed 2006-08-14
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended
June 30, 2006.
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
_________ to __________

Commission file number: 0-27824

SPAR Group, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	33-0684451
State of Incorporation	IRS Employer Identification No.

580 White Plains Road, Suite 600, Tarrytown, New York 10591
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (914) 332-4100

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes       No

On June 30, 2006, there were 18,933,932 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:     FINANCIAL INFORMATION

Item 1:  Financial Statements

SPAR Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,655	$1,914
Accounts receivable, net	10,483	10,656
Prepaid expenses and other current assets	523	702

Total current assets	12,661	13,272
Property and equipment, net	940	1,131
Goodwill	798	798
Other assets	209	216

Total assets	$14,608	$15,417

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,012	$1,597
Accrued expenses and other current liabilities	2,062	2,639
Accrued expenses due to affiliates	495	1,190
Restructuring charges	-	99
Customer deposits	722	1,658
Lines of credit	2,967	2,969

Total current liabilities	8,258	10,152
Other long-term liabilities	8	10
Minority interest	451	405

Total liabilities	8,717	10,567
Commitments and contingencies (Note - 8)
Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares - 3,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 47,000,000
Issued and outstanding shares -
18,933,932 - June 30, 2006
18,916,847 - December 31, 2005	189	189
Treasury stock	(1)	(1)
Accumulated other comprehensive (loss) gain	(28)	17
Additional paid-in capital	11,268	11,059
Accumulated deficit	(5,537)	(6,414)

Total stockholders' equity	5,891	4,850

Total liabilities and stockholders' equity	$14,608	$15,417

Note:	The Balance Sheet at December 31, 2005, is an excerpt from the audited financial statements at that date but does not include any of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$12,919	$12,800	$28,769	$27,321
Cost of revenues	9,142	8,169	18,996	16,820

Gross profit	3,777	4,631	9,773	10,501
Selling, general and administrative expenses	3,866	3,883	8,937	8,077
Depreciation and amortization	183	272	396	551

Operating (loss) income	(272)	476	440	1,873
Interest expense	46	33	97	73
Other (income) expense	(411)	346	(589)	408

Income before provision for income taxes and
minority interest	93	97	932	1,392
Provision for income taxes	54	15	99	30

Income before minority interest	39	82	833	1,362
Minority interest	(61)	(34)	(44)	77

Net income	$100	$116	$877	$1,285

Basic/diluted net income per common share:
Net income - basic/diluted	$0.01	$0.01	$0.05	$0.07

Weighted average common shares - basic	18,926	18,870	18,922	18,865

Weighted average common shares - diluted	19,206	19,550	19,207	19,202

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net cash (used in) provided by operating activities	(6)	3,134
Investing activities
Purchases of property and equipment	(205)	(257)

Net cash used in investing activities	(205)	(257)
Financing activities
Net payments on lines of credit	(2)	(2,507)
Other long-term liabilities	(2)	(122)
Proceeds from employee stock purchase plan and exercised
options	1	112

Net cash used in financing activities	(3)	(2,517)
Translation loss	(45)	(89)

Net change in cash and cash equivalents	(259)	271
Cash and cash equivalents at beginning of period	1,914	887

Cash and cash equivalents at end of period	$1,655	$1,158

Supplemental disclosure of cash flow information
Interest paid	$100	$75

See accompanying notes.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, collectively, the “Company” or the “SPAR Group”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company’s Annual Report for 2005 on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2006, as amended on Form 10-K/A by Amendment No. 1 filed with the SEC on April 26, 2006, and Amendment No. 2 filed with the SEC on June 21, 2006 (the “Company’s Annual Report for 2005 on Form 10-K As Amended”). The Company’s results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.	Business and Organization

The Company is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, radio frequency identification (“RFID”) services, technology services and marketing research.

The Company’s operations are divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, RFID services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains, and convenience and grocery stores. The International Merchandising Services Division, established in July 2000, currently provides similar merchandising and marketing services through a wholly owned subsidiary in Canada, through 51% owned joint venture subsidiaries in Turkey, South Africa, India and Romania, as well as Lithuania and Australia (which began operations in April and May 2006, respectively) and through 50% owned joint ventures in Japan and China. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$100	$116	$877	$1,285
Denominator:
Shares used in basic net income
per share calculation	18,926	18,870	18,922	18,865
Effect of diluted securities:
Employee stock options	280	680	285	337

Shares used in diluted net income
per share calculation	19,206	19,550	19,207	19,202

Basic and diluted net income per
common share	$0.01	$0.01	$0.05	$0.07

4.	Lines of Credit

In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”).

In January 2006, the Credit Facility was amended to extend its maturity to January 2009 and to reset the Minimum Fixed Charge Coverage Ratio and Minimum Net Worth covenants. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments. It further stipulated that should the Company meet its covenants for the year ended December 31, 2005 Webster would release Mr. Robert Brown and Mr. William Bartels from their obligation to provide personal guarantees totaling $1.0 million and also release certain discretionary bank reserves. The Company met its covenant requirements for the year ended December 31, 2005 and Webster released both the personal guarantees and the discretionary bank reserves in May 2006.

The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 0.75% per annum (a total of 9.0% per annum at June 30, 2006), which automatically changes with each change made by Webster in such Alternate Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed periods of one, two, three or six months. The actual average interest rate under the Credit Facility was 8.41% per annum for the six months ended June 30, 2006. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries.

The Company was not in violation of any covenants at June 30, 2006 and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue waivers in the future.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at June 30, 2006 and December 31, 2005, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The revolving loan balances outstanding under the Credit Facility were $2.2 million and $2.4 million at June 30, 2006 and December 31, 2005, respectively. There were letters of credit outstanding under the Credit Facility of approximately $552,000 at June 30, 2006, and December 31, 2005. As of June 30, 2006, the SPAR Group had unused availability under the Credit Facility of $2.9 million out of the remaining maximum $4.2 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

The Japanese joint venture SPAR FM Japan, Inc. has a revolving line of credit arrangement with Japanese banks for 100 million Yen or approximately $850,000 (based upon the exchange rate at June 30, 2006). At June 30, 2006, SPAR FM Japan, Inc. had a 70 million Yen or approximately $600,000 loan balance outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 1.4% per annum for the six months ended June 30, 2006.

In 2006, the Australia joint venture SPARFACTS Australia Pty. Ltd. entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $400,000 (Australian) or approximately $290,000 (based upon the exchange rate at June 30, 2006). At June 30, 2006, SPARFACTS Australia Pty. Ltd. (which began operations in May 2006) had a $276,000 (Australian) or approximately $200,000 loan balance outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 10.8% per annum for the two months ended June 30, 2006.

5.	Related-Party Transactions

Mr. Robert G. Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR Infotech, Inc. (“SIT”).

SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists in the field (through its independent contractor field force) for both the six months ended June 30, 2006 and 2005, and approximately 86% and 89% of the Company’s domestic field management at a total cost to the Company of approximately $10.7 million and $11.0 million for the six months ended June 30, 2006 and 2005, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS’s merchandising specialist field force of approximately 5,500 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides approximately 48 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs. Total net premiums (4% of SMS and SMSI costs) paid to SMS and SMSI for services rendered were approximately $412,000 and $424,000 for the six months ended June 30, 2006, and 2005, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of approximately $363,000 and $424,000 for the six months ended June 30, 2006 and 2005, respectively. SIT provided approximately 12,600 and 14,000 hours of Internet computer programming services to the Company for the six months ended June 30, 2006 and 2005, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $28.90 and $30.62 for the six months ended June 30, 2006 and 2005, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the six months ended June 30, 2006 and 2005, respectively. However, since SIT is a “Subchapter S” corporation and is owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

In November 2004 and January 2005, the Company entered into separate operating lease agreements between SMS and the Company’s wholly owned subsidiaries, SPAR Marketing Force, Inc. (“SMF”) and SPAR Canada Company (“SPAR Canada”). In May 2005, the Company and SMS amended the lease agreements reducing the total monthly payment. Each lease, as amended, has a 36 month term and representations, covenants and defaults customary for the leasing industry. The SMF lease is for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in the United States and has a monthly payment of $17,891. These handheld computers had an original purchase price of $632,200. The SPAR Canada lease is also for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in Canada and has a monthly payment of $2,972. These handheld computers had an original purchase price of $105,000. The monthly payments, as amended, are based upon a lease factor of 2.83%.

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

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Services provided by affiliates:
Independent contractor services (SMS)	$3,993	$4,369	$8,817	$9,154

Field management services (SMSI)	$942	$912	$1,893	$1,879

Handheld computer leases (SMS)	$69	$70	$139	$127

Internet and software program
consulting services (SIT)	$176	$214	$363	$424

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

	June 30, 2006	December 31, 2005
Accrued expenses due to (from) affiliates:
SPAR Marketing Services, Inc. (SMS)	$524	$847

SPAR Management Services, Inc. (SMSI)	$(60)	$238

SPAR Infotech, Inc. (SIT)	$31	$105

In addition to the above, through the services of Affinity Insurance, Ltd. (“Affinity”), the Company purchases insurance coverage for its casualty and property insurance risk. The Company’s Chairman/CEO and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

6.	Stock-Based Compensation

As of January 1, 2006, SFAS No. 123(R) became effective and applicable to the Company’s accounting for its employee options. The Company had previously followed APB No. 25 and related interpretations when accounting for such options. Under APB No. 25 no compensation expense was recognized by the Company when employee stock options were granted, as the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant. Under SFAS No. 123(R), compensation expense is now recognized in the Company’s financial statements when employee stock options are granted. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model. The Black-Scholes calculation was performed for the six months ended June 30, 2006, utilizing the methodology and assumptions consistent with those used in prior periods under SFAS No. 123, which were disclosed in the Company’s previously filed Annual Report on Form 10-K, As Amended.

Share-based compensation expense totaled approximately $159,000 for the six months ended June 30, 2006. Basic and diluted earnings per share were impacted by approximately $0.01 for the six month period ended June 30, 2006.

In 2005, under the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, no compensation cost was recognized for the stock option grants to Company employees for the six months ended June 30, 2005. If compensation cost for the six months ended June 30, 2005, had been recognized by the Company under the fair value method, the Company’s net income and pro forma net income per share would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):

Six Months Ended June 30, 2005
Net income, as reported	$1,285
Stock based employee compensation expense
per the fair market value method	211

Pro forma net income	1,074

Basic and diluted net income per share, as reported	$0.07
Basic and diluted net income per share, pro forma	$0.06

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

Under the provision of SFAS No. 123 dealing with non-employee stock option grants awarded to the employees of the Company’s affiliates, the Company recorded an expense for the six months ended June 30, 2006 and 2005, of approximately $50,000 and $72,000 respectively.

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

7.	Customer Deposits

Customer deposits at June 30, 2006, were approximately $722,000 (approximately $349,000 from domestic operations and approximately $373,000 from international operations) compared to approximately $1,658,000 at December 31, 2005 (approximately $1,246,000 from domestic operations and approximately $412,000 from international operations). In March 2006, the company recorded revenue totaling $770,000 resulting from the termination of a customer service agreement.

8.	Commitments and Contingencies

International Commitments

The Company’s international business model is to partner with local merchandising companies and combine the Company’s proprietary software and expertise in the merchandising and marketing services business with their partner’s knowledge of the local market. In 2001, the Company established its first joint venture in Japan and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania and Australia.

Certain of these joint ventures and joint venture subsidiaries are profitable, while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these joint ventures and joint venture subsidiaries.

Legal Matters

Safeway Inc. (“Safeway”) filed a Complaint against PIA Merchandising Co., Inc. (“PIA Co.”), a wholly owned subsidiary of SPAR Group, Inc. (“SGRP”), Pivotal Sales Company (“Pivotal”), a wholly owned subsidiary of PIA Co., and SGRP in Alameda Superior Court, case no. 2001028498 on October 24, 2001. Safeway claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 11, 2002, and amended them on or about October 15, 2002, alleging causes of action by PIA Co. and Pivotal against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment. Trial commenced in March 2006.

On May 26, 2006, the jury in this case returned a verdict resulting in net award of $1,307,700.64 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879.70 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579.06 for breach of contract by SGRP and those SGRP subsidiaries. Judgment will likely be entered in the near future, and the parties will have 60 days thereafter in which to file appeals. It is not possible at this time to determine the likelihood of the filing or outcome of any such appeals. However, if Safeway appeals the awards to SGRP’s subsidiaries and overturns them, and PIA Co. and Pivotal appeal the awards to Safeway and fail to overturn them, that result could have a material adverse effect on SGRP and its subsidiaries.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

9.	Geographic Data

A summary of the Company’s net revenues, operating income and long lived assets by geographic area for the six months ended June 30, 2006 and 2005, respectively, and at June 30, 2006 and December 31, 2005, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues:
United States	$7,869	$9,180	$18,688	$19,979
International	5,050	3,620	10,081	7,342

Total net revenues	$12,919	$12,800	$28,769	$27,321

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating (loss) income:
United States	$25	$359	$740	$1,316
International	(297)	117	(300)	557

Total operating (loss) income	$(272)	$476	$440	$1,873

	June 30,	December 31,
	2006	2005
Long lived assets:
United States	$1,673	$1,799
International	274	346

Total long lived assets	$1,947	$2,145

International revenues disclosed above were based upon revenues reported by the Company’s 100% owned foreign subsidiary, its 51% owned foreign joint venture subsidiaries and its 50% owned foreign joint ventures. During 2005, the Japan joint venture changed from a fiscal year ending September 30 to a calendar year ending December 31. Due to the change of their fiscal year, the operating results reported by the Japan joint venture for the first quarter ending March 31, 2006, included not only the operating results for the quarter, but also the operating results for the calendar fourth quarter of 2005. The inclusion of the fourth quarter operating results increased net revenues and operating income by $1.3 million and $13,000, respectively.

Japan accounted for 14.7% and 11.8% of the Company’s net revenues for the three months ended June 30, 2006 and 2005, respectively, and 15.9% and 10.6% of the Company’s net revenues for the six months ended June 30, 2006 and 2005, respectively.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

Canada accounted for 8.2% of the Company’s net revenues for both the three months ended June 30, 2006 and 2005, and 7.3% and 7.5% of the Company’s net revenues for the six months ended June 30, 2006 and 2005, respectively.

All other international operations accounted for 16.2% and 8.2% of the Company’s net revenues for the three months ended June 30, 2006 and 2005, respectively, and 11.8% and 8.8% of the Company’s net revenues for the six months ended June 30, 2006 and 2005, respectively.

10.	Supplemental Balance Sheet Information

	June 30,	December 31,
	2006	2005
Accounts receivable, net, consists of the following (in thousands):
Trade	$7,228	$7,666
Unbilled	2,234	3,461
Non-trade	1,529	145

	10,991	11,272
Less allowance for doubtful accounts	(508)	(616)

Accounts receivable, net	$10,483	$10,656

	June 30,	December 31,
	2006	2005
Property and equipment, net, consists of the following (in thousands):
Equipment	$5,216	$5,202
Furniture and fixtures	596	570
Leasehold improvements	568	568
Capitalized software development costs	1,397	1,228

	7,777	7,568
Less accumulated depreciation and amortization	(6,837)	(6,437)

Property and equipment, net	$940	$1,131

	June 30,	December 31,
	2006	2005
Accrued expenses and other current liabilities consist of the following (in thousands):
Accrued medical and worker compensation expenses	$411	$296
Taxes payable	427	490
Accrued accounting and legal expense	219	286
Accrued salaries payable	703	937
Other	302	630

Accrued expenses and other current liabilities	$2,062	$2,639

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

11.	Foreign Currency Rate Fluctuations

The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint ventures. In the six months ended June 30, 2006, these exposures were primarily concentrated in the Canadian dollar, South African Rand and Japanese Yen. At June 30, 2006, international assets totaled approximately $5.0 million and international liabilities totaled approximately $7.8 million. For the six months ended June 30, 2006, international revenues totaled $10.1 million and there was an international net loss of $283,000.

12.	Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rates on its lines of credit. At June 30, 2006, the Company’s outstanding debt totaled approximately $3.0 million, which consisted of domestic variable-rate (9.0% per annum at that date) debt of approximately $2.2 million, Japanese joint venture variable rate (1.4% per annum at that date) debt of approximately $600,000 and Australian joint venture subsidiary variable rate (10.8% per annum at that date) debt of approximately $200,000. Based on the six months ending June 30, 2006, average outstanding borrowings under variable-rate debt, a one-percentage point per annum increase in interest rates would have negatively impacted pre-tax earnings and cash flows for the six months ended June 30, 2006, by approximately $15,000.

13.	Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 2006 presentation.

SPAR Group, Inc.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q for the six months ended June 30, 2006 (this “Quarterly Report”), of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) that are based on the Company’s best estimates. In particular and without limitation, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains such forward-looking statements, which are included in (among other places) the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carryforwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “likely”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

        You should carefully review this management discussion and analysis together with the risk factors and other cautionary statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2006, as amended on Form 10-K/A by Amendment No. 1 filed with the SEC on April 26, 2006, and Amendment No. 2 filed with the SEC on June 21, 2006 (the “Company’s Annual Report for 2005 on Form 10-K As Amended”), including the risk factors described in Item 1 of that annual report under the caption “Certain Risk Factors” and the changes (if any) in such risk factors described in Item IA of Part II of this Quarterly Report (collectively, “Risk Factors”), as well as the cautionary statements contained in this Quarterly Report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Risk Factors and other cautionary statements in this Quarterly Report and in the Company’s Annual Report for 2005 on Form 10-K As Amended, which are incorporated by reference into this Quarterly Report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved in whole or in part. The Company undertakes no obligation to publicly update or revise any forward-looking statements, or any Risk Factors or other cautionary statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

        In the United States, the Company provides merchandising and marketing services to manufacturers and retailers principally in mass merchandiser, electronics, drug store, grocery, and other retail trade classes through its Domestic Merchandising Services Division. Internationally, the Company provides similar in-store merchandising and marketing services through a wholly owned subsidiary in Canada, 51% owned joint venture subsidiaries in Turkey, South Africa, India and Romania, as well as Lithuania and Australia (which began operations in April and May 2006, respectively) and 50% owned joint ventures in Japan and China. For the six months ended June 30, 2006, the Company consolidated Canada, Turkey, South Africa, India, Romania, Lithuania, Australia, China and Japan into the Company’s financial statements.

SPAR Group, Inc.

Domestic Merchandising Services Division

        The Company’s Domestic Merchandising Services Division provides nationwide merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, electronic store chains, drug store chains and grocery stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food product companies in the United States.

        Merchandising and marketing services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or single or multiple manufacturers or distributors. Services also include stand-alone large-scale implementations. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and setting new and promotional items and placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers or distributors, and include new store openings and existing store resets, re-merchandising, remodels and category implementations, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. The Company also provides in-store product demonstrations, in-store product sampling and other in-store event staffing services, RFID services, technology services and marketing research services.

International Merchandising Services Division

        In July 2000, the Company established its International Merchandising Services Division, operating through a wholly owned subsidiary, SPAR Group International, Inc. (“SGI”), to focus on expanding its merchandising and marketing services business worldwide. The Company has expanded its international business as follows:

Location	Ownership Percentage	Date Established
Osaka, Japan	50%	May 2001
Toronto, Canada	100%	June 2003
Istanbul, Turkey	51%	July 2003
Durban, South Africa	51%	April 2004
New Delhi, India	51%	April 2004
Bucharest, Romania	51%	December 2004
Hong Kong, China	50%	February 2005
Siauliai, Lithuania	51%	September 2005
Melbourne, Australia	51%	April 2006

Critical Accounting Policies

        There were no material changes to the Company’s critical accounting policies as reported in the Company’s Annual Report for 2005 on Form 10-K As Amended.

SPAR Group, Inc.

Results of Operations

Three months ended June 30, 2006, compared to three months ended June 30, 2005

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2006	%	2005	%	Increase (decrease) %
Net revenues	$12,919	100.0%	$12,800	100.0%	0.9%
Cost of revenues	9,142	70.8	8,169	63.8	11.9
Selling, general & administrative expense	3,866	29.9	3,883	30.3	(0.4)
Depreciation and amortization	183	1.4	272	2.1	(32.8)
Interest expense	46	0.4	33	0.3	37.8
Other (income) expense	(411)	(3.2)	346	2.7	-

Income before income tax provision and
minority interest	93	0.7	97	0.8	(4.0)
Provision for income taxes	54	0.4	15	0.1	-

Income before minority interest	39	0.3	82	0.7	(51.8)
Minority interest	(61)	0.5	(34)	0.3	80.6

Net income	$100	0.8%	$116	1.0%	(12	.9)%

Prior year SG&A legal expenses were reclassified to Other expense to conform to the 2006 presentation.

Net Revenues

        Net revenues for the three months ended June 30, 2006, were $12.9 million, compared to $12.8 million for the three months ended June 30, 2005, an increase of 0.9%. Domestic net revenues for the three months ended June 30, 2006, were $7.9 million compared to $9.2 million for the prior year period. The decrease of $1.3 million was primarily due to a reduction in project revenues in 2006 versus 2005. International net revenues for the three months ended June 30, 2006 were $5.1 million compared to $3.6 million for the prior year period. The increase of $1.5 million was primarily due to increases in Japan of approximately $387,000 and India of approximately $301,000, as well as additional revenues from the new joint ventures which began operations in 2006, Australia $691,000, Lithuania $104,000 and China $17,000, offset by a decrease in South Africa net revenues of approximately $104,000 resulting from the loss of a large customer.

        One domestic client accounted for 15% and 21% of the Company’s net revenues for the three months ended June 30, 2006 and 2005, respectively. This client also accounted for approximately 13% and 10% of accounts receivable at June 30, 2006 and December 31, 2005, respectively.

        A second domestic client accounted for 10% and 4% of the Company’s net revenues for the three months ended June 30, 2006 and 2005, respectively. This client also accounted for approximately 15% and 1% of the Company’s accounts receivable at June 30, 2006 and December 31, 2005, respectively.

        Approximately 9% of the Company’s net revenues for both the three months ended June 30, 2006 and 2005 resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 2% and 8% of the Company’s accounts receivable at June 30, 2006 and December 31, 2005, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail electronics chain.

SPAR Group, Inc.

        Approximately 7% and 8% of the Company’s net revenues for the three months ended June 30, 2006 and 2005, respectively, resulted from merchandising services performed for domestic clients at a leading mass merchandising chain. Services performed for these clients in that chain also accounted for approximately 2% and 8% of the Company’s accounts receivable at June 30, 2006 and December 31, 2005, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail mass merchandising chain.

        The loss of these clients or the loss of the ability to provide merchandising and marketing services in those chains could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company’s business, results of operations and financial condition.

Cost of Revenues

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 70.8% for the three months ended June 30, 2006, compared to 63.8% for the three months ended June 30, 2005. Domestic cost of revenues as a percentage of net revenues was 73.5% and 65.3% for the three months ended June 30, 2006 and 2005, respectively. The increase is primarily attributable to the mix of business with higher cost project revenues accounting for a greater portion of net revenues in the three months ended June 30, 2006 compared to prior year. Cost of revenues from international operations as a percentage of net revenues was 66.5% and 60.2% for the three months ended June 30, 2006 and 2005, respectively. The international cost of revenues percentage increase was primarily attributable to an increase in competitive pricing pressures in Canada and higher cost project revenues in Japan accounting for a greater portion of net revenues in the three months ended June 30, 2006 compared to prior year.

        Approximately 85% and 88% of the Company’s domestic cost of revenues in the three months ended June 30, 2006 and 2005, respectively, resulted from in-store independent contractor and field management services purchased from the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 5 — Related-Party Transactions).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses.

        Selling, general and administrative expenses for the three months ended June 30, 2006 totaling approximately $3.9 million were consistent with 2005. Domestic selling, general and administrative expenses for the three months ended June 30, 2006 were $1.9 million compared to approximately $2.6 million for the three months ended June 30, 2005. The decrease of approximately $683,000 or 26.3% was primarily due to the reversal of unpaid prior year incentive accruals totaling approximately $300,000 as well as the reclassification of first quarter 2006 litigation expenses of approximately $400,000 to other expense. International selling, general and administrative expenses for the three months ended June 30, 2006 were approximately $1.9 million compared to approximately $1.3 million for the three months ended June 30, 2005. The increase of approximately $667,000 or 51.8% was primarily due to an increase in Japan costs of approximately $217,000, international corporate business development costs of approximately $119,000 and selling, general and administrative expenses of new joint ventures which began operations in 2006 totaling approximately $393,000.

SPAR Group, Inc.

Depreciation and Amortization

        Depreciation and amortization charges were approximately $183,000 and $272,000 for the three months ended June 30, 2006 and 2005, respectively. The decrease of approximately $89,000 or 33% was due to lower purchases of property and equipment in recent years.

Other (Income) Expense

        Other income was approximately $411,000 for the three months ended June 30, 2006 compared to other expense of approximately $346,000 for the three months ended June 30, 2005. Other income in 2006 is primarily a result of the favorable jury award in a lawsuit in the net amount of approximately $1.3 million, partially offset by related legal expenses for the period of approximately $1.0 million. Other expense in 2005 resulted from the reclassification of legal expenses related to the litigation that were reclassified to other expense to conform to the 2006 presentation.

Income Taxes

        Income taxes were approximately $54,000 and $15,000 for the three months ended June 30, 2006 and 2005, respectively. The tax provisions were primarily for minimum state taxes. There were no tax provisions for federal tax for the three months ended June 30, 2006 and 2005, since the Company expects to utilize net operating loss carry forwards which are available to offset any federal taxes due.

Minority Interest

        Minority interest of approximately $61,000 and $34,000 resulted from the net operating losses of the 51% owned joint venture subsidiaries and the 50% owned joint ventures for the three months ended June 30, 2006 and 2005, respectively.

Net Income

        The Company had net income of approximately $100,000 for the three months ended June 30, 2006, or $0.01 per diluted share, compared to a net income of approximately $116,000, or $0.01 per diluted share, for the corresponding period last year.

SPAR Group, Inc.

Results of Operations

Six months ended June 30, 2006, compared to six months ended June 30, 2005

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2006	%	2005	%	Increase (decrease)%
Net revenues	$28,769	100.0%	$27,321	100.0%	5.3%
Cost of revenues	18,996	66.0	16,820	61.6	12.9
Selling, general & administrative expense	8,937	31.1	8,077	29.6	10.6
Depreciation and amortization	396	1.4	551	2.0	(28.0)
Interest expense	97	0.3	73	0.3	31.8
Other (income) expense	(589)	(2.0)	408	1.5	-

Income before income tax provision and
minority interest	932	3.2	1,392	5.0	(33.1)
Provision for income taxes	99	0.3	30	0.1	-

Income before minority interest	833	2.9	1,362	4.9	(38.9)
Minority interest	(44)	0.2	77	0.3	-

Net income	$877	3.1%	$1,285	4.6%	(31.8)

Prior year SG&A legal expenses were reclassified to Other expense to conform to the 2006 presentation.

Net Revenues

        Net revenues for the six months ended June 30, 2006, were $28.8 million, compared to $27.3 million for the six months ended June 30, 2005, an increase of 5.3%. Domestic net revenues for the six months ended June 30, 2006, was $18.7 million (including $770,000 in non-recurring revenues from the termination of a service agreement) compared to $20.0 million for the six months ended June 30, 2005. The decrease of $1.3 million or 6.5% was primarily due to a reduction in project revenues in 2006 versus 2005. International net revenues for the six months ended June 30, 2006 were $10.1 million compared to $7.3 million for the prior year period. The increase in International net revenues of $2.8 million or 37.3% was primarily due to the inclusion of the Japan calendar year fourth quarter 2005 net revenues totaling $1.3 million as a result of the change in the year end reporting for the Japan joint venture, increased net revenues from India $692,000 and Japan $354,000, as well as additional revenues from the new joint ventures which began operations in 2006, Australia $691,000, Lithuania $104,000 and China $32,000, offset by a decrease in South Africa net revenues totaling $667,000, due to the loss of a major client in 2005.

        One domestic client accounted for 13% and 19% of the Company’s net revenues for the six months ended June 30, 2006 and 2005, respectively. This client also accounted for approximately 13% and 10% of the Company’s accounts receivable at June 30, 2006 and December 31, 2005, respectively.

        A second domestic client accounted for 12% and 10% of the Company’s net revenues for the six months ended June 30, 2006 and 2005, respectively. This client also accounted for approximately 15% and 1% of the Company’s accounts receivable at June 30, 2006 and December 31, 2005, respectively.

SPAR Group, Inc.

        Approximately 10% of the Company’s net revenues for both the six months ended June 30, 2006 and 2005 resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 2% and 8% of the Company’s accounts receivable at June 30, 2006 and December 31, 2005, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail electronics chain.

        Approximately 8% and 9% of the Company’s net revenues for the six months ended June 30, 2006 and 2005, respectively, resulted from merchandising services performed for domestic clients at a leading mass merchandising chain. Services performed for these clients in that chain also accounted for approximately 2% and 8% of the Company’s accounts receivable at June 30, 2006 and December 31, 2005, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail mass merchandising chain.

        The loss of these clients or the loss of the ability to provide merchandising and marketing services in those chains could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company’s business, results of operations and financial condition.

Cost of Revenues

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 66.0% for the six months ended June 30, 2006, compared to 61.6% for the six months ended June 30, 2005. Domestic cost of revenues as a percentage of net revenues was 66.8% and 62.3% for the six months ended June 30, 2006 and 2005, respectively. The increase is primarily attributable to the mix of business with higher cost project revenues accounting for a greater portion of revenues in the six months ended June 30, 2006. Cost of revenues from international operations as a percentage of net revenues was 64.6% and 59.6% for the six months ended June 30, 2006 and 2005, respectively. The international cost of revenues percentage increase was primarily attributable to an increase in competitive pricing pressures in Canada and higher cost project revenues in Japan accounting for a greater portion of revenue in the six months ended June 30, 2006 compared to prior year.

        Approximately 86% and 89% of the Company’s domestic cost of revenues in the six months ended June 30, 2006 and 2005, respectively, resulted from in-store independent contractor and field management services purchased from the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 5 — Related-Party Transactions).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses.

        Selling, general and administrative expenses for the six months ended June 30, 2006, were approximately $8.9 million compared to approximately $8.1 million for the six months ended June 30, 2005 an increase of approximately $860,000, or 10.6%. Domestic selling, general and administrative expenses for the six months ended June 30, 2006 were approximately $5.1 million compared to approximately $5.7 million for the six months ended June 30, 2005. The decrease of approximately $600,000 or 10.4% was primarily due to the reversal of unpaid prior year incentive accruals totaling approximately $300,000 and lower incentive accruals in 2006 compared to 2005 of approximately $300,000. International selling, general and administrative expenses for the six months ended June 30, 2006 were approximately $3.8 million compared to approximately $2.3 million for the six months ended June 30, 2005. The increase of approximately $1.5 million, or 62.3% was primarily due to additional Japan costs of approximately $554,000 resulting from the additional quarter of expense due to the change in year-end reporting, approximately $357,000 from increased spending in Japan and approximately $440,000 of additional selling, general and administrative expenses related to the new joint venture subsidiaries that began operations in 2006.

SPAR Group, Inc.

Depreciation and Amortization

        Depreciation and amortization charges were approximately $396,000 and $551,000 for the six months ended June 30, 2006 and 2005, respectively. The decrease of approximately $155,000 or 28% was due to lower purchases of property and equipment in recent years.

Other (Income) Expense

        Other income was approximately $589,000 for the six months ended June 30, 2006 compared to other expense of approximately $408,000 for the six months ended June 30, 2005. Other income in 2006 was primarily due to the favorable jury award in a lawsuit in the net amount of approximately $1.3 million, partially offset by related legal expenses for the period of approximately $1.0 million and the favorable settlement of a vendor lawsuit. Other expense in 2005 resulted from the reclassification of legal expenses related to the litigation that were reclassified to other expense to conform to the 2006 presentation.

Income Taxes

        Income taxes were approximately $99,000 and $30,000 for the six months ended June 30, 2006 and 2005, respectively. The tax provisions were primarily for minimum state taxes. There were no tax provisions for federal tax for the six months ended June 30, 2006 and 2005, since the Company expects to utilize net operating loss carry forwards which are available to offset any federal taxes due.

Minority Interest

        Minority interest of approximately ($44,000) and $77,000 resulted from the net operating losses and profits of the 51% owned joint venture subsidiaries and the 50% owned joint ventures for the six months ended June 30, 2006 and 2005, respectively.

Net Income

        The Company had net income of approximately $877,000 for the six months ended June 30, 2006, or $0.05 per diluted share, compared to a net income of approximately $1.3 million, or $0.07 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

        In the six months ended June 30, 2006, the Company had a net income of $877,000.

        Net cash used by operating activities for the six months ended June 30, 2006, was approximately $6,000 compared to net cash provided by operating activities for the six months ended June 30, 2005 of approximately $3.1 million. The decrease in net cash provided by operating activities was primarily due to decreases in net income, lower decreases in accounts receivable and other assets and decreases in accrued expenses.

        Net cash used in investing activities for the six months ended June 30, 2006, was approximately $205,000 compared to net cash used in investing activities of approximately $257,000 for the six months ended June 30, 2005. The decrease in net cash used in investing activities was a result of continued decreases in purchases of property and equipment in 2006.

        Net cash used in financing activities for the six months ended June 30, 2006, was approximately $3,000, compared to net cash used in financing activities of approximately $2.5 million for the six months ended June 30, 2005. The decrease of net cash used in financing activities was primarily a result of increased net borrowings on lines of credit.

SPAR Group, Inc.

        The above activity resulted in a decrease in cash and cash equivalents for the six months ended June 30, 2006, of approximately $259,000.

        At June 30, 2006, the Company had positive working capital of $4.4 million, as compared to a positive working capital of $3.1 million at December 31, 2005. The increase in working capital is due primarily to reductions in accrued expenses and other current liabilities, accrued expenses due to affiliates and customer deposits, partially offset by increases in lines of credit. The Company’s current ratio was 1.53 at June 30, 2006, and 1.31 at December 31, 2005.

        In January 2003, the Company and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”).

        In January 2006, the Credit Facility was amended to extend its maturity to January 2009 and to reset the Minimum Fixed Charge Coverage Ratio, and Minimum Net Worth covenants. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments. It further stipulated that should the Company meet its covenants for the year ended December 31, 2005 Webster would release Mr. Robert Brown and Mr. William Bartels from their obligation to provide personal guarantees totaling $1.0 million and also release certain discretionary bank reserves. The Company met its covenant requirements for the year ended December 31, 2005 and Webster released both the personal guarantees and the discretionary bank reserves in May 2006.

        The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 0.75% per annum (a total of 9% per annum at June 30, 2006), which automatically changes with each change made by Webster in such Alternate Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed periods of one, two, three or six months. The actual average interest rate under the Credit Facility was 8.41% per annum for the six months ended June 30, 2006. The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries.

        The Company was not in violation of any covenants at June 30, 2006 and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue waivers in the future.

        Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at June 30, 2006 and December 31, 2005, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

        The revolving loan balances outstanding under the Credit Facility were $2.2 million and $2.4 million at June 30, 2006 and December 31, 2005, respectively. There were letters of credit outstanding under the Credit Facility of approximately $552,000 at June 30, 2006 and December 31, 2005. As of June 30, 2006, the SPAR Group had unused availability under the Credit Facility of $2.9 million out of the remaining maximum $4.2 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        The Japanese joint venture SPAR FM Japan, Inc. has a revolving line of credit arrangement with Japanese banks for 100 million Yen or approximately $850,000 (based upon the exchange rate at June 30, 2006). At June 30, 2006, SPAR FM Japan, Inc. had a 70 million Yen or approximately $600,000 loan balance outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 1.4% per annum for the six months ended June 30, 2006.

SPAR Group, Inc.

        In 2006, the Australia joint venture SPARFACTS Australia Pty. Ltd. entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. (which began operations in May 2006) for $400,000 (Australian) or approximately $290,000 (based upon the exchange rate at June 30, 2006). At June 30, 2006, SPARFACTS Australia Pty. Ltd. had a $276,000 (Australian) or approximately $200,000 loan balance outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 10.8% per annum for the two months ended June 30, 2006.

        The Company’s international business model is to partner with local merchandising companies and combine the Company’s proprietary software and expertise in the merchandising and marketing services business with their partner’s knowledge of the local market. In 2001, the Company established its first joint venture in Japan and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania and Australia.

        Certain of these joint ventures and joint venture subsidiaries are profitable, while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these joint ventures and joint venture subsidiaries.

        Management believes that based upon the results of Company’s operations and the existing credit facilities, sources of cash availability will be sufficient to support ongoing operations over the next twelve months. However, delays in collection of receivables due from any of the Company’s major clients, or a significant reduction in business from such clients, or the Company’s inability to remain profitable, could have a material adverse effect on the Company’s cash resources and its ongoing ability to fund operations.

Certain Contractual Obligations

        The following table contains a summary of certain of the Company’s contractual obligations by category as of June 30, 2006 (in thousands).

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$2,967	$2,967	$-	$-	$-
Operating Lease Obligations	1,358	699	628	31	-

Total	$4,325	$3,666	$628	$31	$-

        The Company also had approximately $552,000 in outstanding Letters of Credit at June 30, 2006.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

        The Company’s accounting policies for financial instruments and disclosures relating to financial instruments require that the Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and lines of credit. The Company carries those current assets and liabilities at their stated or face amounts in its consolidated financial statements, as the Company believes those amounts approximate the fair value for these items because of the relatively short period of time between origination of the instrument, asset or liability and their expected realization or payment. The Company monitors the risks associated with interest rates and financial instrument, asset and liability positions. The Company’s investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

SPAR Group, Inc.

        The Company is exposed to market risk related to the variable interest rates on its lines of credit. At June 30, 2006, the Company’s outstanding debt totaled approximately $3.0 million, which consisted of domestic variable-rate (9.0% per annum at that date) debt of approximately $2.2 million, Japanese joint venture variable rate (1.4% per annum at that date) debt of approximately $600,000 and Australian joint venture subsidiary variable rate (10.8% per annum at that date) debt of approximately $200,000. Based on the six months ending June 30, 2006, average outstanding borrowings under variable-rate debt, a one-percentage point per annum increase in interest rates would have negatively impacted pre-tax earnings and cash flows for the six months ended June 30, 2006, by approximately $15,000.

        The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint ventures. In the six months ended June 30, 2006, these exposures were primarily concentrated in the Canadian dollar, South African Rand and Japanese Yen. At June 30, 2006, international assets totaled approximately $5.0 million and international liabilities totaled approximately $7.8 million. For the six months ended June 30, 2006, international revenues totaled $10.1 million and there was an international net loss of $283,000.

Item 4.   Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covering this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

        There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the six months covered by this report or from the end of the reporting period to the date of this Form 10-Q.

The Company has established a plan and has begun to document and test its domestic internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

SPAR Group, Inc.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

        Safeway Inc. (“Safeway”) filed a Complaint against PIA Merchandising Co., Inc. (“PIA Co.”), a wholly owned subsidiary of SPAR Group, Inc. (“SGRP”), Pivotal Sales Company (“Pivotal”), a wholly owned subsidiary of PIA Co., and SGRP in Alameda Superior Court, case no. 2001028498 on October 24, 2001. Safeway claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 11, 2002, and amended them on or about October 15, 2002, alleging causes of action by PIA Co. and Pivotal against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment. Trial commenced in March 2006.

        On May 26, 2006, the jury in this case returned a verdict resulting in net award of $1,307,700.64 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims.  In particular, the jury awarded damages to Pivotal of $5,760,879.70 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries.  The jury awarded damages to Safeway of $5,235,579.06 for breach of contract by SGRP and those SGRP subsidiaries.  Judgment will likely be entered in the near future, and the parties will have 60 days thereafter in which to file appeals.  It is not possible at this time to determine the likelihood of the filing or outcome of any such appeals.  However, if Safeway appeals the awards to SGRP’s subsidiaries and overturns them, and PIA Co. and Pivotal appeal the awards to Safeway and fail to overturn them, that result could have a material adverse effect on SGRP and its subsidiaries.

        In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

        There have been no other new reportable proceedings or material developments in previously reported proceedings since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2006, as amended on Form 10-K/A by Amendment No. 1 filed with the SEC on April 26, 2006, and Amendment No. 2 filed with the SEC on June 21, 2006 (the “Company’s Annual Report for 2005 on Form 10-K As Amended”).

Item 1A.	Risk Factors

        The Company’s Annual Report for 2005 on Form 10-K As Amended describes various risk factors applicable to the Company and its businesses in Item 1 under the caption “Certain Risk Factors”, which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company’s risk factors since the Company’s Annual Report for 2005 on Form 10-K As Amended.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a): Not applicable Item 2(b): Not applicable Item 2(c): Not applicable

SPAR Group, Inc.

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
Act of 2002, as filed herewith

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, as filed herewith

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, as filed herewith

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, as filed herewith

SPAR Group, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006	SPAR Group, Inc., Registrant
By: /s/ Charles Cimitile

Charles Cimitile
Chief Financial Officer, Treasurer, Secretary
and duly authorized signatory