Form 10-Q
period 2006-09-30
SPAR GROUP INC
filed 2006-11-14
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2006.

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from_________ to __________

Commission file number: 0-27824

SPAR Group, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	33-0684451
State of Incorporation	IRS Employer Identification No.

555 White Plains Road, Suite 250, Tarrytown, New York 10591
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

On September 30, 2006, there were 18,933,932 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements

SPAR Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,892	$1,914
Accounts receivable, net	11,258	10,656
Prepaid expenses and other current assets	732	702

Total current assets	13,882	13,272

Property and equipment, net	929	1,131
Goodwill	798	798
Other assets	206	216

Total assets	$15,815	$15,417

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,726	$1,597
Accrued expenses and other current liabilities	2,207	2,639
Accrued expenses due to affiliates	1,887	1,190
Restructuring charges	-	99
Customer deposits	655	1,658
Lines of credit	3,249	2,969

Total current liabilities	10,724	10,152

Minority interest and other long-term liabilities	502	415

Total liabilities	11,226	10,567

Commitments and contingencies (Note - 8)

Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares - 3,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 47,000,000
Issued and outstanding shares -
18,933,932 - September 30, 2006
18,916,847 - December 31, 2005	189	189
Treasury stock	(1)	(1)
Accumulated other comprehensive (loss) gain	(36)	17
Additional paid-in capital	11,367	11,059
Accumulated deficit	(6,930)	(6,414)

Total stockholders' equity	4,589	4,850

Total liabilities and stockholders' equity	$15,815	$15,417

Note:	The Balance Sheet at December 31, 2005, is an excerpt from the audited financial statements at that date but does not include any of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$12,709	$11,060	$41,477	$38,381
Cost of revenues	8,856	7,595	27,853	24,414

Gross profit	3,853	3,465	13,624	13,967

Selling, general and administrative expenses	4,855	4,015	13,794	12,090
Depreciation and amortization	170	261	565	812

Operating (loss) income	(1,172)	(811)	(735)	1,065

Interest expense	65	29	162	102
Other expense (income)	48	199	(542)	608

(Loss) income before provision for income
taxes and minority interest	(1,285)	(1,039)	(355)	355

Provision for income taxes	73	15	172	45

(Loss) income before minority interest	(1,358)	(1,054)	(527)	310

Minority interest	34	88	(11)	166

Net (loss) income	$(1,392)	$(1,142)	$(516)	$144

Basic/diluted net (loss) income per common
share:

Net (loss) income - basic/diluted	$(0.07)	$(0.06)	$(0.03)	$0.01

Weighted average common shares - basic	18,934	18,899	18,929	18,876

Weighted average common shares - diluted	18,934	18,899	18,929	19,388

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Cash Flows
(unaudited) (In thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net cash provided by operating activities	$117	$3,864

Investing activities
Purchases of property and equipment	(363)	(388)

Financing activities
Net borrowings (payments) on lines of credit	280	(2,538)
Other long-term liabilities	(3)	3
Proceeds from employee stock purchase plan and exercised
options	-	83

Net cash provided by (used in) financing activities	277	(2,452)

Translation loss	(53)	(98)

Net change in cash and cash equivalents	(22)	926
Cash and cash equivalents at beginning of period	1,914	887

Cash and cash equivalents at end of period	$1,892	$1,813

Supplemental disclosure of cash flow information
Interest paid	$153	$104

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

        The Company’s operations are divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, RFID services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains, and convenience and grocery stores. The International Merchandising Services Division, established in July 2000, currently provides similar merchandising and marketing services through a wholly owned subsidiary in Canada, through 51% owned joint venture subsidiaries in Turkey, South Africa, India, Romania, Lithuania and Australia and through 50% owned joint ventures in Japan and China. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.	Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Numerator:

Net (loss) income	$(1,392)	$(1,142)	$(516)	$144

Denominator:
Shares used in basic net (loss)
income per share calculation	18,934	18,899	18,929	18,876

Effect of diluted securities:
Employee stock options	-	-	-	512

Shares used in diluted net (loss)
income per share calculation	18,934	18,899	18,929	19,388

Basic and diluted net (loss)
income per common share	$(0.07)	$(0.06)	$(0.03)	$0.01

4.	Lines of Credit

        In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”).

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

        The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 0.75% per annum (a total of 9.0% per annum at September 30, 2006), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 8.6% per annum for the nine months ended September 30, 2006. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

        The Company was not in violation of any covenants at September 30, 2006 and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue waivers of such covenant violations in the future.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

        Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at September 30, 2006 and December 31, 2005, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

        The revolving loan balances outstanding under the Credit Facility were $2.1 million and $2.4 million at September 30, 2006 and December 31, 2005, respectively. There were letters of credit outstanding under the Credit Facility of approximately $453,000 and $552,000 at September 30, 2006, and December 31, 2005, respectively. As of September 30, 2006, the SPAR Group had unused availability under the Credit Facility of $1.0 million out of the remaining maximum $4.4 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        The Japanese joint venture SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $850,000 (based upon the exchange rate at September 30, 2006). The outstanding balances under the line of credit agreements were 70 million Yen or approximately $600,000 at September 30, 2006 and December 31, 2005, respectively (based upon the exchange rate at those dates). The average interest rate was 1.4% per annum for the nine months ended September 30, 2006.

        In 2006, the Australian joint venture SPARFACTS Australia Pty. Ltd. entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $820,000 (based upon the exchange rate at September 30, 2006). At September 30, 2006, SPARFACTS Australia Pty. Ltd. had $798,000 (Australian) or approximately $596,000 outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 10.9% per annum for the five months ended September 30, 2006.

        On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian) or approximately $880,000 (based upon the exchange rate at November 10, 2006). The Demand Operating Loan provides for borrowing based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). In November, 2006, SPAR Canada Company borrowed approximately $100,000 (Canadian) or approximately $88,000 (based upon the exchange rate at November 10, 2006).

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

        SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists field force (through independent contractors) for both the nine months ended September 30, 2006 and 2005, and approximately 76% and 77% of the Company’s domestic field management at a total cost to the Company of approximately $14.7 million and $15.5 million for the nine months ended September 30, 2006 and 2005, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS’s merchandising specialist field force of approximately 3,300 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides approximately 49 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs. Total net premiums (4% of SMS and SMSI costs) paid to SMS and SMSI for services rendered were approximately $567,000 and $596,000 for the nine months ended September 30, 2006, and 2005, respectively. The Company has been advised that Messrs. Brown and

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

        SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of approximately $541,000 and $610,000 for the nine months ended September 30, 2006 and 2005, respectively. SIT provided approximately 19,000 and 20,000 hours of Internet computer programming services to the Company for the nine months ended September 30, 2006 and 2005, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $28.39 and $30.53 for the nine months ended September 30, 2006 and 2005, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the nine months ended September 30, 2006 and 2005, respectively. However, since SIT is a “Subchapter S” corporation and is owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

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

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

        The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Services provided by affiliates:
Independent contractor services (SMS)	$3,098	$3,567	$11,915	$12,721

Field management services (SMSI)	$937	$906	$2,831	$2,785

Handheld computer leases (SMS)	$70	$67	$209	$196

Internet and software program
consulting services (SIT)	$178	$186	$541	$610

Accrued expenses due to affiliates:	September 30, 2006	December 31, 2005
SPAR Marketing Services, Inc. (SMS)	$1,538	$847

SPAR Management Services, Inc. (SMSI)	$256	$238

SPAR Infotech, Inc. (SIT)	$93	$105

        In addition to the above, through the services of Affinity Insurance, Ltd. (“Affinity”), the Company purchases insurance coverage for its casualty and property insurance risk. The Company’s Chairman/CEO and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

6.	Stock-Based Compensation

        As of January 1, 2006, SFAS No. 123(R) became effective and applicable to the Company’s accounting for its employee options. The Company had previously followed APB No. 25 and related interpretations when accounting for such options. Under APB No. 25 no compensation expense was recognized by the Company when employee stock options were granted, as the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant. Under SFAS No. 123(R), compensation expense is now recognized in the Company’s financial statements when employee stock options are granted. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model. The Black-Scholes calculation was performed for the nine months ended September 30, 2006, utilizing the methodology and assumptions consistent with those used in prior periods, which were disclosed in the Company’s previously filed Annual Report on Form 10-K, As Amended.

        Share-based compensation expense related to employee stock option grants totaled approximately $74,000 and $233,000 for the three months and nine months ended September 30, 2006. Basic and diluted earnings per share were impacted by approximately $0.01 for the nine month period ended September 30, 2006. In 2005, under the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, no compensation cost was recognized for the stock option grants to Company employees for the three months and

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

nine months ended September 30, 2005. If compensation cost for the three months and nine months ended September 30, 2005, had been recognized by the Company under the fair value method, the Company’s net (loss) income and pro forma net (loss) per share would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net (loss) income, as reported	$(1,142)	$144
Stock based employee compensation expense
per the fair market value method	130	341

Pro forma net loss	$(1,272)	$(197)

Basic and diluted net (loss) income per share, as reported	$(0.06)	$0.01
Basic and diluted net loss per share, pro forma	$(0.07)	$(0.01)

        Under the provision of SFAS No. 123 dealing with non-employee stock option grants awarded to the employees of the Company’s affiliates, the Company recorded an expense for the three months ended September 30, 2006 and 2005, of approximately $24,000 and $18,000 respectively and for the nine months ended September 30, 2006 and 2005, the Company recorded an expense of approximately $74,000 and $90,000 respectively.

        The Company determines the fair value of the options granted to employees and non-employees using the Black-Scholes valuation model and recovers amounts previously expensed or expenses amounts over the employee’s requisite service period which generally is the option’s vesting period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

7.	Customer Deposits

        Customer deposits at September 30, 2006, were approximately $655,000 (approximately $195,000 from domestic operations and approximately $460,000 from international operations) compared to approximately $1,658,000 at December 31, 2005 (approximately $1,246,000 from domestic operations and approximately $412,000 from international operations). In March 2006, the company recorded revenue totaling $770,000 resulting from the termination of a customer service agreement.

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

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

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

        On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal in September 2006 for $1,307,700. Both parties have filed post trial motions and a Notice of Appeal is expected to follow. Pivotal/SGRP is seeking to have Safeway’s judgment overturned. Safeway has asked for a new trial on the judgment found against them. The appellate process is expected to take fourteen to twenty four months to complete.

        In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

9.	Geographic Data

        A summary of the Company’s net revenues, operating (loss) income and long lived assets by geographic area for the three months and nine months ended September 30, 2006 and 2005, respectively, and at September 30, 2006 and December 31, 2005, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net revenues:
United States	$6,689	$7,467	$25,376	$27,446
International	6,020	3,593	16,101	10,935

Total net revenues	$12,709	$11,060	$41,477	$38,381

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Operating (loss) income:
United States	$(1,165)	$(946)	$(426)	$373
International	(7)	135	(309)	692

Total operating (loss) income	$(1,172)	$(811)	$(735)	$1,065

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

Long lived assets:	September 30, 2006	December 31, 2005

United States	$1,681	$1,799
International	252	346

Total long lived assets	$1,933	$2,145

        International revenues disclosed above were based upon revenues reported by the Company’s 100% owned foreign subsidiary, its 51% owned foreign joint venture subsidiaries and its 50% owned foreign joint ventures. During 2005, the Japan joint venture changed from a fiscal year ending September 30 to a calendar year ending December 31. Due to the change of their fiscal year, the operating results reported by the Japan joint venture for the nine months ending September 30, 2006, included not only the operating results for the period, but also the operating results for the calendar fourth quarter of 2005. The inclusion of the fourth quarter operating results increased net revenues and operating income by $1.3 million and $13,000, respectively.

        Japan accounted for 19% and 13% of the Company’s net revenues for the three months ended September 30, 2006 and 2005, respectively, and 17% and 11% of the Company’s net revenues for the nine months ended September 30, 2006 and 2005, respectively.

        Australia accounted for 10% of the Company’s net revenues for the three months ended September 30, 2006, and 5% of the Company’s net revenues for the nine months ended September 30, 2006.

        Canada accounted for 7% and 9% of the Company’s net revenues for the three months ended September 30, 2006 and 2005, respectively, and 7% and 8% of the Company’s net revenues for the nine months ended September 30, 2006 and 2005, respectively.

        All other international operations accounted for 11% and 10% of the Company’s net revenues for the three months ended September 30, 2006 and 2005, respectively, and 10% and 9% of the Company’s net revenues for the nine months ended September 30, 2006 and 2005, respectively.

10.	Supplemental Balance Sheet Information

Accounts receivable, net, consists of the following (in thousands):	September 30, 2006	December 31, 2005
Trade	$7,751	$7,666
Unbilled	2,321	3,461
Non-trade	1,570	145

	11,642	11,272
Less allowance for doubtful accounts	(384)	(616)

Accounts receivable, net	$11,258	$10,656

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

Property and equipment, net, consists of the following (in thousands):	September 30, 2006	December 31, 2005

Equipment	$5,302	$5,202
Furniture and fixtures	607	570
Leasehold improvements	568	568
Capitalized software development costs	1,461	1,228

	7,938	7,568
Less accumulated depreciation and amortization	(7,009)	(6,437)

Property and equipment, net	$929	$1,131

Accrued expenses and other current liabilities consist of the following (in thousands):	September 30, 2006	December 31, 2005

Accrued medical and worker compensation expenses	$315	$296
Taxes payable	406	490
Accrued accounting and legal expense	292	286
Accrued salaries payable	773	937
Other	421	630

Accrued expenses and other current liabilities	$2,207	$2,639

11.	Foreign Currency Rate Fluctuations

        The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint ventures. In the nine months ended September 30, 2006, these exposures were primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At September 30, 2006, international assets totaled approximately $5.8 million and international liabilities totaled approximately $5.3 million. For the nine months ended September 30, 2006, international revenues totaled $16.1 million and there was an international net income of $523,000.

12.	Interest Rate Fluctuations

        The Company is exposed to market risk related to the variable interest rates on its lines of credit. At September 30, 2006, the Company’s outstanding debt totaled approximately $3.2 million, which consisted of domestic variable-rate (9% per annum at that date) debt of approximately $2.1 million, Japanese joint venture variable rate (1.4% per annum at that date) debt of approximately $600,000 and Australian joint venture subsidiary variable rate (10.9% per annum at that date) debt of approximately $596,000. Based on the nine months ending September 30, 2006, average outstanding borrowings under variable-rate debt, a one-percentage point per annum increase in interest rates would have negatively impacted pre-tax earnings and cash flows for the nine months ended September 30, 2006, by approximately $22,000.

13.	Recently Issued Accounting Standards

        On September 15, 2006, the FSAB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using the fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SPAR is in the process of analyzing the implications of SFAS No. 157.

        On September 13, 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 on quantifying financial statement misstatements. In summary, SAB No. 108 states that registrants should use both a balance sheet (iron curtain) approach and an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach.

        In addition, SAB No. 108 provides transition guidance for correcting errors existing in prior years. If prior-year errors that had been previously considered immaterial (based on the appropriate use of the Company’s prior approach) now are considered material based on the approach in this SAB, the Company does not need to restate prior period financial statements. SAB No. 108 is effective for the Company’s annual financial statements beginning with the fiscal year ending December 31, 2007, although earlier application is encouraged for any interim period of the Company’s 2006 fiscal year filed after September 13, 2006.

        While the Company is considering the effects of implementing its provisions, the Company’s management does not presently believe that the application of SAB No. 108 will have a material impact on the Company’s consolidated financial position or results of operations.

        In July 2006, the FASB issued FASB interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact of FIN 48 on its financial statements.

14.	Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to the 2006 presentation.

SPAR Group, Inc.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2006 (this “Quarterly Report”), of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) that are based on the Company’s best estimates. In particular and without limitation, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains such forward-looking statements, which are included in (among other places) the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carryforwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “likely”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

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

Overview

        In the United States, the Company provides merchandising and marketing services to manufacturers and retailers principally in mass merchandiser, electronics, drug store, grocery, and other retail trade classes through its Domestic Merchandising Services Division. Internationally, the Company provides similar in-store merchandising and marketing services through a wholly owned subsidiary in Canada, 51% owned joint venture subsidiaries in Turkey, South Africa, India, Romania, Lithuania and Australia and 50% owned joint ventures in Japan and China. For the nine months ended September 30, 2006, the Company consolidated Canada, Turkey, South Africa, India, Romania, Lithuania, Australia, China and Japan into the Company’s financial statements.

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

Critical Accounting Policies

        There were no material changes to the Company’s critical accounting policies as reported in the Company’s Annual Report for 2005 on Form 10-K As Amended other than SFAS No. 123(R) as adopted as of January 1, 2006 (see Note 6 – Stock-Based Compensation).

SPAR Group, Inc.

Results of Operations

Three months ended September 30, 2006, compared to three months ended September 30, 2005

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2006		2005		Increase
	$	%	$	%	(decrease) %
Net revenues	$12,709	100.0%	$11,060	100.0%	14.9%
Cost of revenues	8,856	69.7	7,595	68.7	16.6
Selling, general & administrative expense	4,855	38.2	4,015	36.3	20.9
Depreciation and amortization	170	1.3	261	2.4	(35.0)
Interest expense	65	0.5	29	0.2	-
Other expense	48	0.4	199	1.8	(76.2)

Loss before income tax provision and
minority interest	(1,285)	(10.1)	(1,039)	(9.5)	23.7
Provision for income taxes	73	0.6	15	0.1	-

Loss before minority interest	(1,358)	(10.7)	(1,054)	(9.6)	28.8
Minority interest	34	0.3	88	0.8	(62.5)

Net loss	$(1,392)	(11.0)%	$(1,142)	(10.4)%	21.8%

Certain prior year SG&A legal expenses were reclassified to Other expense to conform to the 2006 presentation.

Net Revenues

        Net revenues for the three months ended September 30, 2006, were $12.7 million, compared to $11.1 million for the three months ended September 30, 2005, an increase of 14.9%. Domestic net revenues for the three months ended September 30, 2006, were $6.7 million compared to $7.5 million for the prior year period. The decrease of approximately $800,000 was primarily due to a reduction in project revenues in 2006 versus 2005. International net revenues for the three months ended September 30, 2006 were $6.0 million compared to $3.6 million for the prior year period. The increase of $2.4 million was primarily due to increases in Japan of approximately $1.0 million, as well as additional revenues from the new joint ventures which began operations in 2006, Australia $1.2 million and Lithuania $155,000.

        One domestic client accounted for 12% and 13% of the Company’s net revenues for the three months ended September 30, 2006 and 2005, respectively. This client also accounted for approximately 8% and 10% of accounts receivable at September 30, 2006 and December 31, 2005, respectively.

        A second domestic client accounted for 8% and 5% of the Company’s net revenues for the three months ended September 30, 2006 and 2005, respectively. This client also accounted for approximately 5% and 1% of the Company’s accounts receivable at September 30, 2006 and December 31, 2005, respectively.

        Approximately 10% of the Company’s net revenues for both the three months ended September 30, 2006 and 2005, resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 4% and 8% of the Company’s accounts receivable at September 30, 2006 and December 31, 2005, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail electronics chain.

SPAR Group, Inc.

        Approximately 6% and 8% of the Company’s net revenues for the three months ended September 30, 2006 and 2005, respectively, resulted from merchandising services performed for domestic clients at a leading mass merchandising chain. Services performed for these clients in that chain also accounted for approximately 2% and 8% of the Company’s accounts receivable at September 30, 2006 and December 31, 2005, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail mass merchandising chain.

        The loss of these clients or the loss of the ability to provide merchandising and marketing services in those chains could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company’s business, results of operations and financial condition.

Cost of Revenues

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 69.7% for the three months ended September 30, 2006, compared to 68.7% for the three months ended September 30, 2005. Domestic cost of revenues as a percentage of net revenues was 73.6% and 71.7% for the three months ended September 30, 2006 and 2005, respectively. The increase is primarily attributable to the mix of business with higher cost project revenues accounting for a greater portion of net revenues in the three months ended September 30, 2006 compared to the prior year. Cost of revenues from international operations as a percentage of net revenues was 65.3% and 62.4% for the three months ended September 30, 2006 and 2005, respectively. The international cost of revenues percentage increase was primarily attributable to an increase in competitive pricing pressures in Canada and higher cost project revenues in Japan accounting for a greater portion of net revenues in the three months ended September 30, 2006 compared to the prior year.

        Approximately 82% and 84% of the Company’s domestic cost of revenues in the three months ended September 30, 2006 and 2005, respectively, resulted from in-store independent contractor and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 5 - Related-Party Transactions).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses.

        Selling, general and administrative expenses for the three months ended September 30, 2006 totaled approximately $4.9 million compared to $4.0 million for the three months ended September 30, 2005. Domestic selling, general and administrative expenses were $2.8 million for both the three months ended September 30, 2006 and September 30, 2005. International selling, general and administrative expenses for the three months ended September 30, 2006 were approximately $2.1 million compared to approximately $1.2 million for the three months ended September 30, 2005. The increase of approximately $900,000 or 74.8% was primarily due to selling, general and administrative expenses of new joint ventures that began operations in 2006 totaling approximately $520,000, an increase in Japan costs of approximately $300,000 and corporate international business development costs of approximately $100,000.

SPAR Group, Inc.

Depreciation and Amortization

        Depreciation and amortization charges were approximately $170,000 and $261,000 for the three months ended September 30, 2006 and 2005, respectively. The decrease of approximately $100,000 or 35% was due to lower purchases of property and equipment in recent years.

Other Expense

        Other expense was approximately $48,000 for the three months ended September 30, 2006 compared to approximately $199,000 for the three months ended September 30, 2005. Other expense in 2005 was primarily a result of the reclassification of certain legal expenses to other expense from selling, general and administrative expenses to conform to the 2006 presentation.

Income Taxes

        Income taxes were approximately $73,000 and $15,000 for the three months ended September 30, 2006 and 2005, respectively. The tax provisions were primarily for minimum state taxes due. There were no tax provisions for federal tax as the Company reported losses for both the three months ended September 30, 2006 and 2005.

Minority Interest

        The combined operating results of the 51% owned joint venture subsidiaries and the 50% owned joint ventures generated a net loss for both the three months ended September 30, 2006 and 2005. This loss resulted in a charge to minority interest of approximately $34,000 and $88,000, respectively.

Net Loss

        The Company had net loss of approximately $1.4 million for the three months ended September 30, 2006, or $0.07 per diluted share, compared to a net loss of approximately $1.1 million, or $0.06 per diluted share, for the corresponding period last year.

SPAR Group, Inc.

Results of Operations

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2006		2005		Increase
	$	%	$	%	(decrease) %

Net revenues	$41,477	100.0%	$38,381	100.0%	8.1%
Cost of revenues	27,853	67.2	24,414	63.6	14.1
Selling, general & administrative expense	13,794	33.3	12,090	31.5	14.1
Depreciation and amortization	565	1.4	812	2.1	(30.4)
Interest expense	162	0.4	102	0.3	58.4
Other (income) expense	(542)	(1.3)	608	1.6	-

(Loss) income before income tax provision
and minority interest	(355)	(0.9)	355	0.9	-
Provision for income taxes	172	0.4	45	0.1	-

(Loss) income before minority interest	(527)	(1.3)	310	0.8	-
Minority interest	(11)	-	166	0.3	-

Net (loss) income	$(516)	(1.2)%	$144	0.5%	-

Certain prior year SG&A legal expenses were reclassified to Other expense to conform to the 2006 presentation.

Net Revenues

        Net revenues for the nine months ended September 30, 2006, were $41.5 million, compared to $38.4 million for the nine months ended September 30, 2005, an increase of 8.1%. Domestic net revenues for the nine months ended September 30, 2006, was $25.4 million (including $770,000 in non-recurring revenues from the termination of a service agreement) compared to $27.4 million for the nine months ended September 30, 2005. The decrease of $2.0 million or 7.5% was primarily due to a reduction in project revenues in 2006 versus 2005. International net revenues for the nine months ended September 30, 2006 were $16.1 million compared to $11.0 million for the prior year period. The increase in International net revenues of $5.1 million or 47.2% was primarily due to the inclusion of the Japan calendar year fourth quarter 2005 net revenues totaling $1.3 million as a result of the change in the year end reporting for the Japan joint venture, increased net revenues from Japan and India of $1.4 million and $735,000 respectively, as well as additional revenues from new joint ventures that began operations in 2006, Australia with $1.9 million, Lithuania with $259,000 and China with $53,000, offset by a decrease in South Africa net revenues totaling $696,000, due to the loss of a major client in 2005.

        One domestic client accounted for 13% and 17% of the Company’s net revenues for the nine months ended September 30, 2006 and 2005, respectively. This client also accounted for approximately 8% and 10% of the Company’s accounts receivable at September 30, 2006 and December 31, 2005, respectively.

        A second domestic client accounted for 10% and 9% of the Company’s net revenues for the nine months ended September 30, 2006 and 2005, respectively. This client also accounted for approximately 5% and 1% of the Company’s accounts receivable at September 30, 2006 and December 31, 2005, respectively.

SPAR Group, Inc.

        Approximately 10% of the Company’s net revenues for both the nine months ended September 30, 2006 and 2005 resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 4% and 8% of the Company’s accounts receivable at September 30, 2006 and December 31, 2005, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail electronics chain.

        Approximately 7% and 9% of the Company’s net revenues for the nine months ended September 30, 2006 and 2005, respectively, resulted from merchandising services performed for domestic clients at a leading mass merchandising chain. Services performed for these clients in that chain also accounted for approximately 2% and 8% of the Company’s accounts receivable at September 30, 2006 and December 31, 2005, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail mass merchandising chain.

        The loss of these clients or the loss of the ability to provide merchandising and marketing services in those chains could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company’s business, results of operations and financial condition.

Cost of Revenues

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 67.2% for the nine months ended September 30, 2006, compared to 63.6% for the nine months ended September 30, 2005. Domestic cost of revenues as a percentage of net revenues was 68.6% and 64.8% for the nine months ended September 30, 2006 and 2005, respectively. The increase is primarily attributable to the mix of business, with higher cost project revenues accounting for a greater portion of revenues in the nine months ended September 30, 2006 compared to the prior year. Cost of revenues from international operations as a percentage of net revenues was 64.9% and 60.5% for the nine months ended September 30, 2006 and 2005, respectively. The international cost of revenues percentage increase was primarily attributable to an increase in competitive pricing pressures in Canada and higher cost revenues in Japan accounting for a greater portion of revenue in the nine months ended September 30, 2006 compared to the prior year.

        Approximately 85% and 87% of the Company’s domestic cost of revenues in the nine months ended September 30, 2006 and 2005, respectively, resulted from in-store independent contractor and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 5 - Related-Party Transactions).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses.

        Selling, general and administrative expenses for the nine months ended September 30, 2006, were approximately $13.8 million compared to approximately $12.1 million for the nine months ended September 30, 2005 an increase of approximately $1.7 million, or 14.1%. Domestic selling, general and administrative expenses for the nine months ended September 30, 2006 were approximately $7.9 million compared to approximately $8.6 million for the nine months ended September 30, 2005. The decrease of approximately $641,000 or 7.5% was primarily due to the reversal of unpaid prior year incentive accruals totaling approximately $307,000 that increased current year earnings and lower incentive accruals recorded in 2006 compared to 2005 of approximately $286,000. International selling, general and administrative expenses for the nine months ended September 30, 2006 were approximately $5.9 million compared to approximately $3.5 million for the nine months ended September 30, 2005. The increase of approximately $2.4 million, or 66.5% was primarily due to additional Japan costs of approximately $544,000 resulting from the additional quarter of expense due to the change in year-end reporting, approximately

SPAR Group, Inc.

$784,000 from increased spending in Japan, approximately $233,000 from increased spending in corporate international business development partially offset by reduced spending in South Africa of approximately $143,000 and a decrease of approximately $33,000 for all other existing joint ventures. Approximately $960,000 of additional selling, general and administrative expenses related to the new joint venture subsidiaries, Australia $700,000, China $176,000 and Lithuania $83,000 which began operations in 2006.

Depreciation and Amortization

        Depreciation and amortization charges were approximately $565,000 and $812,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease of approximately $247,000 or 30% was due to lower purchases of property and equipment in recent years.

Other (Income) Expense

        Other income was approximately $542,000 for the nine months ended September 30, 2006 compared to other expense of approximately $608,000 for the nine months ended September 30, 2005. Other income in 2006 was primarily due to the favorable jury award in a lawsuit in the net amount of approximately $1.3 million, partially offset by related legal expenses for the period of approximately $1.1 million and the favorable settlement of another lawsuit with a vendor. Other expense in 2005 resulted from the reclassification of certain legal expenses to other expense fom selling, general and administrative expenses to conform to the 2006 presentation.

Income Taxes

        Income taxes were approximately $172,000 and $45,000 for the nine months ended September 30, 2006 and 2005, respectively. The tax provisions were primarily for minimum state taxes due. There were no tax provisions for federal tax for the nine months ended September 30, 2006 and 2005, since the Company expects to utilize net operating loss carry forwards which are available to offset any federal taxes due.

Minority Interest

        Minority interest of approximately $(11,000) and $166,000 resulted from the net operating losses and profits of the 51% owned joint venture subsidiaries and the 50% owned joint ventures for the nine months ended September 30, 2006 and 2005, respectively.

Net (Loss) Income

        The Company had net loss of approximately $516,000 for the nine months ended September 30, 2006, or $0.03 per diluted share, compared to a net income of approximately $144,000, or $0.01 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

        In the nine months ended September 30, 2006, the Company had a net loss of $516,000.

        Net cash provided by operating activities for the nine months ended September 30, 2006 and September 30, 2005, was approximately $117,000 and $3.9 million, respectively. The decrease in net cash provided by operating activities was primarily due to decreases in net income, increases in accounts receivable, other assets and decreases in customer deposits, partially offset by increases in accrued expenses and other current liabilities and accrued expenses due to affiliates.

SPAR Group, Inc.

        Net cash used in investing activities for the nine months ended September 30, 2006 and September 30, 2005, was approximately $363,000 and $388,000, respectively. The decrease in net cash used in investing activities was a result of continued decreases in purchases of property and equipment in 2006.

        Net cash provided by financing activities for the nine months ended September 30, 2006, was approximately $277,000, compared to net cash used in financing activities of approximately $2.5 million for the nine months ended September 30, 2005. The increase of net cash provided by financing activities was primarily a result of increased net borrowings on lines of credit.

        The above activity resulted in a decrease in cash and cash equivalents for the nine months ended September 30, 2006, of approximately $22,000.

        At September 30, 2006, the Company had positive working capital of $3.2 million, as compared to a positive working capital of $3.1 million at December 31, 2005. The Company’s current ratio was 1.29 at September 30, 2006, and 1.31 at December 31, 2005.

        In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”).

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

        The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 0.75% per annum (a total of 9.0% per annum at September 30, 2006), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 8.6% per annum for the nine months ended September 30, 2006. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

        The Company was not in violation of any covenants at September 30, 2006 and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue waivers of such covenant violations in the future.

        Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at September 30, 2006 and December 31, 2005, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

        The revolving loan balances outstanding under the Credit Facility were $2.1 million and $2.4 million at September 30, 2006 and December 31, 2005, respectively. There were letters of credit outstanding under the Credit Facility of approximately $453,000 and $552,000 at September 30, 2006, and December 31, 2005, respectively. As of September 30, 2006, the SPAR Group had unused availability under the Credit Facility of $1.0 million out of the

SPAR Group, Inc.

remaining maximum $4.4 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        The Japanese joint venture SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $850,000 (based upon the exchange rate at September 30, 2006). The outstanding balances under the line of credit agreements were 70 million Yen or approximately $600,000 at September 30, 2006 and December 31, 2005, respectively (based upon the exchange rate at those dates). The average interest rate was 1.4% per annum for the nine months ended September 30, 2006.

        In 2006, the Australian joint venture SPARFACTS Australia Pty. Ltd. entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $820,000 (based upon the exchange rate at September 30, 2006). At September 30, 2006, SPARFACTS Australia Pty. Ltd. had $798,000 (Australian) or approximately $596,000 outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 10.9% per annum for the five months ended September 30, 2006.

        On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian) or approximately $880,000 (based upon the exchange rate at November 10, 2006). The Demand Operating Loan provides for borrowing based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). In November, 2006, SPAR Canada Company borrowed approximately $100,000 (Canadian) or approximately $88,000 (based upon the exchange rate at November 10, 2006).

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

Certain Contractual Obligations

        The following table contains a summary of certain of the Company’s contractual obligations by category as of September 30, 2006 (in thousands).

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$3,249	$3,249	$-	$-	$-
Operating Lease Obligations	1,835	775	852	208	-

Total	$5,084	$4,024	$852	$208	$-

        The Company also had approximately $453,000 in outstanding Letters of Credit at September 30, 2006.

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

        The Company is exposed to market risk related to the variable interest rates on its lines of credit. At September 30, 2006, the Company’s outstanding debt totaled approximately $3.2 million, which consisted of domestic variable-rate (9% per annum at that date) debt of approximately $2.1 million, Japanese joint venture variable rate (1.4% per annum at that date) debt of approximately $600,000 and Australian joint venture subsidiary variable rate (10.9% per annum at that date) debt of approximately $596,000. Based on the nine months ending September 30, 2006, average outstanding borrowings under variable-rate debt, a one-percentage point per annum increase in interest rates would have negatively impacted pre-tax earnings and cash flows for the nine months ended September 30, 2006, by approximately $22,000.

        The Company has foreign currency exposure associated with its international 100% owned subsidiary, its 51% owned joint venture subsidiaries and its 50% owned joint ventures. In the nine months ended September 30, 2006, these exposures were primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At September 30, 2006, international assets totaled approximately $5.8 million and international liabilities totaled approximately $5.3 million. For the nine months ended September 30, 2006, international revenues totaled $16.1 million and there was an international net income of $523,000.

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

        The Company has established a plan and has begun to document and test its domestic internal controls over financial reporting and is currently developing a detailed plan to document and test internal controls for its international operations as required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

        On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal in September 2006 for $1,307,700. Both parties have filed post trial motions and a Notice of Appeal is expected to follow. Pivotal/SGRP is seeking to have Safeway’s judgment overturned. Safeway has asked for a new trial on the judgment found against them. The appellate process is expected to take fourteen to twenty four months to complete.

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

SPAR Group, Inc.

Item 3:   Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None. Item 3(b): Defaults under Preferred Stock: Not applicable.

Item 4:   Submission of Matters to a Vote of Security Holders

SGRP held its Annual Meeting of Stockholders on August 9, 2006. The meeting was held (1) to elect the Board of Directors and (2) to ratify the appointment of Rehmann Robson as the Company’s independent auditors for the year ending December 31, 2006.

Proposal Number 1 – Election of Directors:

Name:	For:	Abstention:
Robert G. Brown	15,474,831	70,964
William H. Bartels	14,475,131	1,070,664
Robert O. Aders	15,451,107	94,688
Jack W. Partridge	15,451,107	94,688
Jerry B. Gilbert	15,451,427	94,368
Lorrence T. Kellar	15,451,427	94,368

Each of the nominees was elected to the Board of Directors of SGRP.

Proposal Number 2 – Ratification of the appointment of Rehmann Robson as the Company’s independent public accountant for the fiscal year ending December 31, 2006:

For:	Against:	Abstention:
15,482,141	26,300	37,354

Item 5:   Other Information

        Certain immaterial changes to the Corporation’s 2000 Stock Option Plan were recently adopted by the Corporation’s Compensation Committee and Board of Directors. These changes included elimination of potential early termination of options on the retirement, death or disability of an optionee (previously subject to discretionary, but likely, waiver or extension), addition of express references to the Compensation Committee (formed after the plan was adopted) and certain technical revisions addressing changes in applicable tax law since the plan was adopted. The Corporation’s 2000 Stock Option Plan as amended is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

Item 6:   Exhibits

10.1	2000 Stock Option Plan, as amended through May 16, 2006.

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SPAR Group, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	SPAR Group, Inc., Registrant
By: /s/ Charles Cimitile

Charles Cimitile
Chief Financial Officer, Treasurer, Secretary
and duly authorized signatory