Form 10-K
period 2006-12-31
SPAR GROUP INC
filed 2007-04-02
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

_________________

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006

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

Securities registered pursuant to section 12(b) of the Act: Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

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

        The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2006, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $4,645,410.

        The number of shares of the Registrant’s Common Stock outstanding as of December 31, 2006, was 18,934,182 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Shareholders, presently scheduled to be held on May 24, 2007, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

        Statements contained in this Annual Report on Form 10-K of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (collectively, the “Securities Laws”, including, in particular and without limitation, the statements contained in the discussions under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

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

Item 1. Business.

GENERAL

        The SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a supplier of merchandising and other marketing services throughout the United States and internationally. Today the Company operates in 12 countries whose population represents approximately 48% of the total world population. The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, Radio Frequency Identification (“RFID”) services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and through its subsidiaries, the Company currently provides similar merchandising and marketing services in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

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

International Merchandising Services Division

        In July 2000, the Company established its International Merchandising Services Division, operating through its wholly owned subsidiary, SPAR Group International, Inc. (“SGI”), to focus on expanding its merchandising and marketing services business worldwide. The Company has expanded its international business as follows:

Date Established	Percent Ownership in Subsidiaries	Location
May 2001	50%	Osaka, Japan
June 2003	100%	Toronto, Canada
July 2003	51%	Istanbul, Turkey
April 2004	51%	Durban, South Africa
April 2004	51%	New Delhi, India
December 2004	51%	Bucharest, Romania
February 2005	50%	Hong Kong, China
September 2005	51%	Siauliai, Lithuania
April 2006	51%	Melbourne, Australia

Discontinued Operations

Incentive Marketing Division

        As part of a strategic realignment in the fourth quarter of 2001, the Company made the decision to divest its Incentive Marketing Division, operating through its subsidiary, SPAR Performance Group, Inc. (“SPGI”). The Company explored various alternatives for the sale of SPGI and subsequently sold the business to SPGI’s employees through the establishment of an employee stock ownership plan on June 30, 2002. In December of 2003, SPGI changed its name to STIMULYS, Inc.

Technology Division

        In October 2002, the Company dissolved its Technology Division, which it had established in March 2000 for the purpose of marketing its proprietary Internet-based computer software.

INDUSTRY OVERVIEW

Domestic Merchandising Services Division

        According to industry estimates over two billion dollars is spent annually on domestic retail merchandising and marketing services. The merchandising and marketing services industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. The Company believes there is a continuing trend for major retailers and manufacturers to move increasingly toward third parties to handle in-store merchandising. The Company also believes that its merchandising and marketing services bring added value to retailers, manufacturers and other businesses. Retail merchandising and marketing services enhance sales by making a product more visible and available to consumers. These services primarily include placing orders, shelf maintenance, display placement, reconfiguring products on store shelves, replenishing products and providing in-store event staffing services. The Company provides other marketing services such as test market research, mystery shopping, and promotion planning and analysis.

        The Company believes merchandising and marketing services previously undertaken by retailers and manufacturers have been increasingly outsourced to third parties. Historically, retailers staffed their stores as needed to ensure inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics. In an effort to improve their margins, retailers decreased their own store personnel and increased their reliance on manufacturers to perform such services. Initially, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. Retailers also used their employees to merchandise their stores. However, both the manufacturers and the retailers discovered that using their own sales representatives and employees for this purpose was expensive and inefficient. Therefore, manufacturers and retailers have increasingly outsourced the merchandising and marketing services to third parties capable of operating at a lower cost by (among other things) serving multiple manufacturers simultaneously.

        Another significant trend impacting the merchandising segment is the tendency of consumers to make product purchase decisions once inside the store. Accordingly, merchandising and marketing services and in-store product promotions have proliferated and diversified. Retailers are continually re-merchandising and re-modeling entire stores in an effort to respond to new product developments and changes in consumer preferences. The Company estimates that these activities have increased in frequency over the last five years, such that most stores are re-merchandised or remodeled approximately every twenty-four months. Both retailers and manufacturers are seeking third parties to help them meet the increased demand for these labor-intensive services.

        In addition, the consolidation of many retailers has created opportunities for third party merchandisers when an acquired retailer’s stores are converted to the format of the acquiring retailer. In many cases stores are completely remodeled and re-merchandised after a consolidation.

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

        In July 2000, the Company established its International Merchandising Services Division to cultivate foreign markets, modify the necessary systems and implement the Company’s business model worldwide by expanding its merchandising and marketing services business off shore. The Company formed an International Merchandising Services Division task force consisting of members of the Company’s information technology, operations and finance groups to evaluate and develop foreign markets. In 2001, the Company established its Japanese subsidiary to provide the latest in-store merchandising and marketing services to the Japanese market. Subsequently, the Company translated several of its proprietary Internet-based logistical, communications and reporting software applications into Japanese and successfully implemented its software and business systems in Japan. Since 2003, the Company has expanded its international presence to Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Australia, and New Zealand. Today the Company operates in 12 countries whose population represents approximately 48% of the total world population.

        Key to the Company’s international strategy is the translation of several of its proprietary Internet-based logistical, communications and reporting software applications into the native language of any market the Company enters. As a result of this requirement for market penetration, the Company has developed translation software that can quickly convert its proprietary software into various languages. Through its computer facilities in Auburn Hills, Michigan, the Company provides worldwide access to its proprietary logistical, communications and reporting software. In addition, the Company maintains personnel in Greece and Australia to assist in its international efforts. The Company is actively pursuing expansion into various other markets.

Financial Information About Geographic and Business Segments

        The Company operates both domestically and internationally in the two distinct geographic/business segments described above. Certain financial information regarding the Company’s geographic and business segments, which includes net revenues and operating (loss) income for each of the years ended December 31, 2006, December 31, 2005, and December 31, 2004, and total assets as of December 31, 2006 and December 31, 2005 is provided in Note 12 to the Company’s Consolidated Financial Statements, below.

BUSINESS STRATEGY

        As the marketing services industry continues to grow, consolidate and expand both in the United States and internationally, large retailers and manufacturers are increasingly outsourcing their merchandising and marketing service needs to third-party providers. The Company believes that offering marketing services on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that successful use of and continuous improvements to a sophisticated technology infrastructure, including its proprietary Internet-based software, is key to providing clients with a high level of client service while maintaining efficient, low cost operations. The Company’s objective is to become an international retail merchandising and marketing service provider by pursuing its operating and growth strategy, as described below.

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

      New Products:

        The Company is seeking to increase revenues through the internal development and implementation of new products and services that add value to its clients’ retail merchandising related activities, some of which have been identified and are currently being tested for feasibility and market acceptance. However, there can be no assurance that any new products of value will be developed or that any such new product can be successfully marketed.

      Acquisitions:

        The Company is seeking to acquire businesses or enter into partnerships, joint ventures or other arrangements with companies that offer similar merchandising or marketing services both in the United States and worldwide. The Company believes that increasing its industry expertise, adding product segments, and increasing its geographic breadth will allow it to service its clients more efficiently and cost effectively. As part of its acquisition strategy, the Company is actively exploring a number of potential acquisitions, predominately in its core merchandising and marketing service businesses. Through such acquisitions, the Company may realize additional operating and revenue synergies and may leverage existing relationships with manufacturers, retailers and other businesses to create cross-selling opportunities. However, there can be no assurance that any of the acquisitions will occur or whether, if completed, the integration of the acquired businesses will be successful or the anticipated efficiencies and cross-selling opportunities will occur.

      Leverage and Improve Technology:

        The Company believes that providing merchandising and marketing services in a timely, accurate and efficient manner, as well as delivering timely, accurate and useful reports to its clients, are key components that are and will continue to be critical to the Company’s success. The Company has developed Internet-based logistic deployment, communications, and reporting systems that improve the productivity of its merchandising specialists and provide timely data to its clients. The Company’s merchandising specialists use hand-held computers, personal computers or laptop computers to report the status of each store or client product they service. Merchandising specialists report on a variety of issues such as store conditions, status of client products (e.g. out of stocks, inventory, display placement) or they may scan and process new orders for certain products. This information is reported, analyzed and displayed in a variety of reports that can be accessed by both the Company and its clients via the Internet. These reports can depict the status of merchandising projects in real time.

        Through the Company’s automated labor tracking system, its merchandising specialists communicate work assignment completion information via the Internet, cellular telephone or landlines, enabling the Company to report hours and other completion information for each work assignment on a daily basis and providing the Company with daily, detailed tracking of work completion. This technology allows the Company to schedule its merchandising specialists more efficiently, quickly quantify the benefits of its services to clients, rapidly respond to clients’ needs and rapidly implement programs. The Company believes that its technological capabilities provide it with a competitive advantage in the marketplace.

        The Company intends to continue to utilize computer (including hand-held computers), Internet, cellular telephone and other technology to enhance its efficiency and ability to provide real-time data to its clients, as well as, maximize the speed of communication, and logistical deployment of its merchandising specialists. Industry sources indicate that clients are increasingly relying on merchandising and marketing service providers to supply rapid, value-added information regarding the results of merchandising and marketing expenditures on sales and profits. The Company

(together with certain of its affiliates) has developed and owns proprietary Internet-based software technology that allows it to utilize the Internet to communicate with its field management, schedule its store-specific field operations more efficiently, receive information and incorporate the data immediately, quantify the benefits of its services to clients faster, respond to clients’ needs quickly and implement client programs rapidly. The Company has successfully modified and is currently utilizing certain of its software applications in connection with its international ventures. The Company believes that it can continue to improve, modify and adapt its technology to support merchandising and other marketing services for additional clients and projects in the United States and in foreign markets. The Company also believes that its proprietary Internet-based software technology gives it a competitive advantage in the marketplace.

      Improve Operating Efficiencies:

        The Company will continue to seek greater operating efficiencies. The Company believes that its existing field force and technology infrastructure can support additional clients and revenue in the Domestic Merchandising Services Division.

DESCRIPTION OF SERVICES

        The Company currently provides a broad array of merchandising and marketing services to some of the world’s leading companies, both domestically and internationally. The Company believes its full-line capabilities provide fully integrated solutions that distinguish the Company from its competitors. These capabilities include the ability to develop plans at one centralized division headquarter location, effect chain wide execution, implement rapid, coordinated responses to its clients’ needs and report on a real time Internet enhanced basis. The Company also believes its international presence, industry-leading technology, centralized decision-making ability, local follow-through, ability to recruit, train and supervise merchandisers, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a significant advantage over local, regional or other competitors.

        The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, RFID services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains, convenience and grocery stores. The International Merchandising Services Division established in July 2000, currently provides similar merchandising and marketing services through subsidiaries in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand. Today the Company operates in 12 countries whose population represents approximately 48% of the total world population.

Domestic Merchandising Services Division

        The Company provides a broad array of merchandising and marketing services on a national, regional, and local basis to manufacturers, distributors and retailers in the United States. The Company provides its merchandising and marketing services primarily on behalf of retailers and consumer product manufacturers and distributors at mass merchandiser, electronic, drug and retail grocery chains. The Company currently provides three principal types of merchandising and marketing services: syndicated services, dedicated services and project services.

      Syndicated Services

        Syndicated services consist of regularly scheduled, routed merchandising and marketing services provided at the retail store level for various manufacturers and distributors. These services are performed for multiple manufacturers and distributors, including, in some cases, manufacturers and distributors whose products are in the same product category. Syndicated services may include activities such as:

•	Reordering and replenishment of products

•	Ensuring that the clients' products authorized for distribution are in stock and on the shelf

•	Adding new products that are approved for distribution but not yet present on the shelf

•	Designing and implementing store planogram schematics

•	Setting product category shelves in accordance with approved store schematics

•	Ensuring that product shelf tags are in place

•	Checking for overall salability of the clients' products

•	Placing new product and promotional items in prominent positions

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

RFID – Utilizing technology to track merchandiser performance, product inventory at store level as well as other related merchandising and marketing applications.

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

        In July 2000, the Company established its International Merchandising Services Division to cultivate foreign markets, modify the necessary systems and implement the Company’s business model worldwide by expanding its merchandising and marketing services business off shore. The Company formed an International Merchandising Services Division task force consisting of members of the Company’s information technology, operations and finance groups to evaluate and develop foreign markets. In 2001, the Company established its Japanese subsidiary to provide the latest in-store merchandising and marketing services to the Japanese market. Subsequently, the Company translated several of its proprietary Internet-based logistical, communications and reporting software applications into Japanese and successfully implemented its software and business systems in Japan. Since 2003, the Company has expanded its international presence to Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Australia, and New Zealand. Today the Company operates in 12 countries whose population represents approximately 48% of the total world population.

        Key to the Company’s international strategy is the translation of several of its proprietary Internet-based logistical, communications and reporting software applications into the native language of any market the Company enters. As a result of this strategy for market penetration, the Company has developed translation software that can quickly convert its proprietary software into various languages. Through its computer facilities in Auburn Hills, Michigan, the Company provides worldwide access to its proprietary logistical, communications and reporting software. In addition, the Company maintains personnel in Greece and Australia to assist in its international efforts. The Company is actively pursuing expansion into various other markets.

SALES AND MARKETING

Domestic Merchandising Services Division

        The Company’s sales efforts within its Domestic Merchandising Services Division are structured to develop new business in national, regional and local markets. The Company’s corporate business development team directs its efforts toward the senior management of prospective clients. Sales strategies developed at the Company’s headquarters are communicated to the Company’s sales force for execution. The sales force, located nationwide, work from both Company and home offices. In addition, the Company’s corporate account executives play an important role in the Company’s new business development efforts within its existing manufacturer, distributor and retailer client base.

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

        The Company’s business development process includes a due diligence period to determine the objectives of the prospective client, the work required to satisfy those objectives and the market value of such work to be performed. The Company employs a formal cost development and proposal process that determines the cost of each element of work required to achieve the prospective client’s objectives. These costs, together with an analysis of market rates, are used in the development of a formal quotation that is then reviewed at various levels within the organization. The pricing of this internal proposal must meet the Company’s objectives for profitability, which are established as part of the business planning process. After approval of this quotation, a detailed proposal is presented to and approved by the prospective client.

International Merchandising Services Division

        The Company’s marketing efforts within its International Merchandising Services Division are three fold. First, the Company endeavors to develop new markets through acquisitions. The Company’s international acquisition team, whose primary focus is to seek out and develop acquisitions throughout the world, consists of personnel located in the United States, Greece and Australia. Personnel from information technology, field operations, client services and finance support the international acquisition team. Second, the Company offers global merchandising solutions to clients that have worldwide distribution. This effort is spearheaded out of the Company’s headquarters in the United States. Third, the Company develops local markets through various subsidiaries throughout the world.

CLIENTS

Domestic Merchandising Services Division

        In its Domestic Merchandising Services Division, the Company currently represents numerous manufacturers and /or retail clients in a wide range of retail chains and stores in the United States, including:

•	Mass Merchandisers
•	Electronics
•	Drug
•	Grocery
•	Other retail outlets (such as discount stores, home centers, etc.)

        The Company also provides event staffing, RFID, research and other marketing services to retailers and the consumer packaged goods industry.

        One client accounted for 11%, 15%, and 12% of the Company’s domestic net revenues for the years ended December 31, 2006, 2005, and 2004, respectively. This client accounted for approximately 10% of the Company’s accounts receivable at December 31, 2006 and 2005, respectively.

        In addition, approximately 8%, 11%, and 14% of the Company’s net revenues for the years ended December 31, 2006, 2005, and 2004, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by a leading mass merchandising chain. These clients accounted for approximately 4% and 8% of the Company’s accounts receivable at December 31, 2006 and 2005, respectively.

        Also, approximately 11% and 12% of the Company’s net revenues for the years ended December 31, 2006 and 2005, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by a leading electronics chain. These clients accounted for 7% and 8% of Company’s accounts receivable at December 31, 2006 and 2005, respectively.

International Merchandising Services Division

        The Company believes that potential clients for its International Merchandising Services Division have similar profiles to its domestic clients. The Company is currently operating in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand. The Company is actively pursuing expansion into Europe, Asia, South America and other markets.

COMPETITION

        The marketing services industry is highly competitive. The Company’s competition in the Domestic and International Merchandising Services Divisions arises from a number of large enterprises, many of which are national or international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its clients and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in the mass merchandiser, electronics and chain drug store channels of trade. The Company also believes it has the ability to execute major national and international in-store initiatives and develop and administer national and international retailer programs. Finally, the Company believes that, through the use and continuing improvement of its proprietary Internet software, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.

TRADEMARKS

        The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly, efficiently and consistently over a wide geographic area. See “Industry Overview” and “Competition”.

EMPLOYEES

        Worldwide the Company utilized a labor force of approximately 8,300 people. Today the Company operates in 12 countries whose population represents approximately 48% of the total world population.

        As of December 31, 2006, the Company’s Domestic Merchandising Services Division utilized a labor force of approximately 5,200 people. There were 156 full-time employees and 13 part-time employees of the Company. Of the 156 full-time Company employees, 146 employees were engaged in office operations, 5 were engaged in field operations and 5 were engaged in sales. The Company’s Domestic Merchandising Services Division utilized the services of its affiliate, SPAR Management Services, Inc. (“SMSI”), to schedule and supervise its field force of merchandising specialists, which consists of independent contractors furnished by SPAR Marketing Services, Inc. (“SMS”), another affiliate of the Company (see Item 13 – Certain Relationships and Related Transactions, below) as well as the Company’s field employees. SMS and SMSI furnished approximately 5,000 merchandising specialists (all of whom are independent contractors of SMS) and 51 field managers (all of whom were full-time employees of SMSI), respectively.

        As of December 31, 2006, the Company’s International Merchandising Services Division’s labor force consisted of approximately 3,100 people. There were 59 full-time and 8 part-time employees engaged in operations and 53 full-time employees engaged in sales. The International Division’s field force consisted of 246 field management employees and approximately 2,800 merchandising specialists of which approximately 2,200 were Company employees and approximately 600 were independent contractors.

        The Company currently utilizes certain of its Domestic Merchandising Services Division’s employees, as well as, the services of certain employees of its affiliates, SMSI and SPAR Infotech, Inc. (“SIT”), to support the International Merchandising Services Division. However, dedicated employees will be added to that division as the need arises. The Company’s affiliate, SIT, also provides programming and other assistance to the Company’s various divisions (see Item 13 – Certain Relationships and Related Transactions, below).

        The Company, SMS, SMSI and SIT consider their relations with their respective employees and independent contractors to be good.

Item 1A. Risk Factors

        There are various risks associated with the Company’s growth and operating strategy. The risk factors presented below are the ones that the Company currently considers material based on best estimates and includes “forward-looking statements” within the meaning of the Securities Laws. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Additional risks may be facing the Company, the industry, or the economy in general, whether domestically or internationally. The Company may not be aware of some risks and may currently consider other risks immaterial, but any risk may develop at any time into actual events that adversely affect the Company. There also may be risks that a particular investor would view differently from the Company, and current analysis may be wrong. The Company expressly disclaims any obligation to update or revise any forward-looking statements or any of these risks in whole or in part, whether as a result of new information, future events or otherwise, except as required by law.

        You should carefully consider each of the risks described below before deciding to invest in the Company’s common stock. If any of the following risks develops into actual events, or any other risks arise and develop into actual events, the Company’s business, financial condition or results of operations could be negatively affected, the market price of the Company’s common stock could decline and you may lose all or part of your investment.

Dependency on Largest Client and Large Retail Chains

        As discussed above in Clients, the Company does a significant amount of business with one client and performs a significant amount of services in a leading mass merchandising chain and a leading electronics chain. The loss of this client, the loss of the ability to provide merchandising and marketing services in those chains, or the failure to attract new large clients could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company’s business, results of operations and financial condition.

Dependence on Trend Toward Outsourcing

        The business and growth of the Company depends in large part on the continued trend toward outsourcing of merchandising and marketing services, which the Company believes has resulted from the consolidation of retailers and manufacturers, as well as the desire to seek outsourcing specialists and reduce fixed operation expenses. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the retail, manufacturing or business services industry not to use, or to reduce the use of, outsourced marketing services such as those provided by the Company, could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company’s business, results of operations and financial condition or the desired increases in the Company’s business, revenues and profits.

Failure to Successfully Compete

        The merchandising and marketing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal merchandising and marketing operations of its clients and prospective clients; (iii) independent brokers; and (iv) smaller regional providers. Remaining competitive in the highly competitive merchandising and marketing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to successfully compete, it could have a material adverse effect on the Company’s business, results of operations and financial condition or the desired increases in the Company’s business, revenues and profits.

        If certain competitors were to combine into integrated merchandising and marketing services companies, or additional merchandising and marketing service companies were to enter into this market, or existing participants in this industry were to become more competitive, it could have a material adverse effect on the Company’s business, results of operations and financial condition or the desired increases in the Company’s business, revenues and profits.

Risks of Continuing Losses and Financial Covenant Violations

        The Company has not been profitable in three of the last five years (see Item 6. Selected Financial Data). In addition, during this period the Company has violated the covenants of its Credit Facility with Webster Business Credit Corporation (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources).

        There can be no assurances that in the future the Company: will be profitable, will not violate covenants of its current or future Credit Facilities, its lenders would waive any violations of such covenants, the Company will continue to have adequate lines of credit, or will continue to have sufficient availability under its lines of credit. Accordingly, continued losses or marginal profitability by the Company, as well as any failure to maintain sufficient availability or lines of credit from the Company’s lenders, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Variability of Operating Results and Uncertainty in Client Revenue

        The Company has experienced and, in the future, may experience fluctuations in quarterly operating results. Factors that may cause the Company’s quarterly operating results to vary from time to time and may result in reduced revenue and profits include: (i) the number of active client projects; (ii) seasonality of client products; (iii) client delays, changes and cancellations in projects; (iv) the timing requirements of client projects; (v) the completion of major client projects; (vi) the timing of new engagements; (vii) the timing of personnel cost increases; and (viii) the loss of major clients. In particular, the timing of revenues is difficult to forecast for the home entertainment industry because timing is dependent on the commercial success of particular product releases. In the event that a particular release is not widely accepted by the public, the Company’s revenue could be significantly reduced. In addition, the Company is subject to revenue or profit uncertainties resulting from factors such as unprofitable client work and the failure of clients to pay. The Company attempts to mitigate these risks by dealing primarily with large credit-worthy clients, by entering into written or oral agreements with its clients and by using project budgeting systems. These revenue fluctuations could materially and adversely affect the Company’s business, results of operations and financial condition or the desired increases in the Company’s business, revenues and profits.

Failure to Develop New Products

        A key element of the Company’s growth strategy is the development and sale of new products. While several new products are under current development, there can be no assurance that the Company will be able to successfully develop and market new products. The Company’s inability or failure to devise useful merchandising or marketing products or to complete the development or implementation of a particular product for use on a large scale, or the failure of such products to achieve market acceptance, could adversely affect the Company’s ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on the Company’s business, results of operations and financial condition or the desired increases in the Company’s business, revenues and profits.

Inability to Identify, Acquire and Successfully Integrate Acquisitions

        Another key component of the Company’s growth strategy is the acquisition of businesses across the United States and worldwide that offer similar merchandising or marketing services. The successful implementation of this strategy depends upon the Company’s ability to identify suitable acquisition candidates, acquire such businesses on acceptable terms, finance the acquisition and integrate their operations successfully with those of the Company. There can be no assurance that such candidates will be available or, if such candidates are available, that the price will be attractive or that the Company will be able to identify, acquire, finance or integrate such businesses successfully. In addition, in pursuing such acquisition opportunities, the Company may compete with other entities with similar growth strategies, these competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices of acquisition targets and/or a diminished pool of companies available for acquisition.

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

        The inability to identify, acquire, finance and successfully integrate such merchandising or marketing services business could have a material adverse effect on the Company’s growth strategy and could limit the Company’s ability to significantly increase its revenues and profits.

Uncertainty of Financing for, and Dilution Resulting from, Future Acquisitions

        The timing, size and success of acquisition efforts and any associated capital commitments cannot be readily predicted. Future acquisitions may be financed by issuing shares of the Company’s Common Stock, cash, or a combination of Common Stock and cash. If the Company’s Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept the Company’s Common Stock as part of the consideration for the sale of their businesses, the Company may be required to obtain additional capital through debt or equity financings. To the extent the Company’s Common Stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for its acquisitions on terms that the Company deems acceptable. Failure to obtain such capital would materially adversely affect the Company’s ability to execute its growth strategy.

Reliance on the Internet and Third Party Vendors

        The Company relies on the Internet for the scheduling, coordination and reporting of its merchandising and marketing services. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic as well as increased attacks by hackers and other saboteurs. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on the Internet by this continued growth or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of accidental and intentional damage to portions of its infrastructure, and could face such outages and delays in the future of similar or greater effect. The Company relies on third-party vendors to provide its Internet access and other services used in its business, and the Company has no control over such third-party providers. Any protracted disruption or material slowdown in Internet or other services could increase the Company’s costs of operation and reduce efficiency and performance, which could have a material adverse effect on the Company’s business, results of operations and financial condition or the desired increases in the Company’s business, revenues and profits.

Economic and Retail Uncertainty

        The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism on consumer and business behavior, make it difficult for the Company, its vendors and its clients to accurately forecast and plan future business activities. Substantially all of the Company’s key clients are either retailers or those seeking to do product merchandising at retailers. Should the retail industry experience a significant economic downturn, the resultant reduction in product sales could significantly decrease the Company’s revenues. The Company also has risks associated with its clients changing their business plans and/or reducing their marketing budgets in response to economic conditions, which could also significantly decrease the Company’s revenues. Such revenue decreases could have a material adverse effect on the Company’s business, results of operations and financial condition or the desired increases in the Company’s business, revenues and profits.

Significant Stockholders: Voting Control and Market Illiquidity

        Mr. Robert G. Brown, founder, director, Chairman, President and Chief Executive Officer of the Company, beneficially owns approximately 46% of the Company’s outstanding Common Stock, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company beneficially owns approximately 28% of the Company’s outstanding Common Stock. These stockholders have, should they choose to act together, and under certain circumstances Mr. Brown acting alone has, the ability to control all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions.

        In addition, although the Company Common Stock is quoted on the Nasdaq Capital Market, the trading volume in such stock may be limited and an investment in the Company’s securities may be illiquid because the founders own a significant amount of the Company’s stock.

Dependence Upon and Potential Conflicts in Services Provided by Affiliates

        The success of the Company’s domestic business is dependent upon the successful execution of its field services by SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), as well as the programming services provided by SPAR Infotech, Inc. (“SIT”), each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company’s financial statements. SMS provides substantially all of the merchandising specialists used by the Company in conducting its domestic business (83% of domestic field expense in 2006), and SMSI provides substantially all of the domestic field management services (88% of domestic field management in 2006) used by the Company in conducting its business. These services provided to the Company by SMS and SMSI are on a cost-plus basis pursuant to contracts that are cancelable on 60 days notice prior to December 31 of each year, commencing in 1997, or with 180 days notice at any other time. SIT provides substantially all of the Internet programming services and other computer programming needs used by the Company in conducting its business (see Item 13 – Certain Relationships and Related Transactions, below), which are provided to the Company by SIT on an hourly charge basis pursuant to a contract that is cancelable on 30 days notice. The Company has determined that the services provided by SMS, SMSI and SIT are at rates favorable to the Company.

        SMS, SMSI and SIT (collectively, the “SPAR Affiliates”) are owned solely by Mr. Robert G. Brown, founder, director, Chairman, President and Chief Executive Officer of the Company, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company, each of whom are also directors and executive officers of each of the SPAR Affiliates (see Item 13 – Certain Relationships and Related Transactions, below). In the event of any dispute in the business relationships between the Company and one or more of the SPAR Affiliates, it is possible that Messrs. Brown and Bartels may have one or more conflicts of interest with respect to those relationships and could cause one or more of the SPAR Affiliates to renegotiate or cancel their contracts with the Company or otherwise act in a way that is not in the Company’s best interests.

        While the Company’s relationships with SMS, SMSI and SIT are excellent, there can be no assurance that the Company could (if necessary under the circumstances) replace the field merchandising specialists and management currently provided by SMS and SMSI, respectively, or replace the Internet and other computer programming services provided by SIT, in sufficient time to perform its client obligations or at such favorable rates in the event the SPAR Affiliates no longer performed those services. Any cancellation, other nonperformance or material pricing increase under those affiliate contracts could have a material adverse effect on the Company’s business, results of operations and financial condition or the desired increases in the Company’s business, revenues and profits.

The Company has not paid and does not intend to pay cash Dividends

        The Company has not paid dividends in the past, intends to retain any earnings or other cash resources to finance the expansion of its business and for general corporate purposes, and does not intend to pay dividends in the future. In addition, the Company’s Credit Facility with Webster Business Credit Corporation (“Webster”) (see Note 5 to the Consolidated Financial Statements – Lines of Credit) restricts the payment of dividends without Webster’s prior consent.

Risks Associated with International Subsidiaries

        While the Company endeavors to limit its exposure for claims and losses in any international subsidiary through contractual provisions, insurance and use of single purpose entities for such ventures, there can be no assurance that the Company will not be held liable for the claims against and losses of a particular international subsidiary under applicable local law or local interpretation of any subsidiary agreements or insurance provisions. If any such claims and losses should occur, be material in amount and be successfully asserted against the Company, such claims and losses could have a material adverse effect on the Company’s business, results of operations and financial condition or the desired increases in the Company’s business, revenues and profits.

Risks Associated with Foreign Currency

        The Company also has foreign currency exposure associated with its international subsidiaries. In 2006, these exposures are primarily concentrated in the Canadian Dollar, Japanese Yen, South African Rand and Australian Dollar.

Risks Associated with International Business

        The Company’s expansion strategy includes expansion into various countries around the world. While the Company endeavors to limit its exposure by entering only countries where the political, social and economic environments are conducive to doing business, there can be no assurances that the respective business environments will remain favorable. In the future, the Company’s international operations and sales may be affected by the following risks, which may adversely affect United States companies doing business in foreign countries:

•	Political and economic risks, including political instability;
•	Various forms of protectionist trade legislation that currently exist, or have been proposed;
•	Expenses associated with customizing products;
•	Local laws and business practices that favor local competition;
•	Dependence on local vendors;
•	Multiple, conflicting and changing governmental laws and regulations;
•	Potentially adverse tax consequences;
•	Local accounting principles, practices and procedures and limited familiarity with US GAAP;
•	Foreign currency exchange rate fluctuations;
•	Communication barriers, including those arising from language, culture, custom and times zones; and

•	Supervisory challenges arising from distance, physical absences and such communication barriers.

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

        The Company maintains its corporate headquarters in approximately 6,400 square feet of leased office space located in Tarrytown, New York, under an operating lease with a term expiring in May 31, 2009.

        The Company maintains its data processing center and warehouse at its regional office in Auburn Hills, Michigan, under an operating lease expiring in December 31, 2011.

        The Company believes that its existing facilities are adequate for its current business. However, new facilities may be added should the need arise in the future.

        The following is a list of the locations where the Company maintains leased facilities for the listed offices and countries:

Location	Office Use	Approximate Square Footage
Domestic:

Tarrytown, NY	Corporate Headquarters	6,400
Auburn Hills, MI	Regional Office and Warehouse	25,700

International:

Canada
Toronto, Ontario	Headquarters	4,100

Japan
Osaka	Headquarters	1,700
Tokyo	Regional Office	1,500
Nagoya	Regional Office	700

Turkey
Istanbul	Headquarters	3,000

South Africa
Durban	Headquarters	2,800
Port Elizabeth	Regional Office	3,000
Epping	Regional Office	650

India
New Delhi	Headquarters	1,280
Mumbai	Regional Office	500

Romania
Bucharest	Headquarters	770

China
Shanghai	Headquarters	400
Beijing	Regional Office	250
Guangzhou	Regional Office	400
Shenzhen	Regional Office	300

Lithuania
Siauliai	Headquarters	1,150

Australia
Melbourne	Headquarters	3,380

Item 3. Legal Proceedings

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

        On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal in September 2006 for $1,307,700. Both parties have filed appeals. Pivotal/SGRP is seeking to have Safeway’s judgment overturned. Safeway has asked for a new trial on the judgment found against them. The appellate process is expected to take fourteen to twenty four months to complete. The Company has recorded both the $1.3 million settlement award and approximately $1.2 million of related legal expenses as a net favorable impact to other income of approximately $100,000 for the year ended December 31, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of EquitySecurities.

Price Range of Common Stock

        The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq Capital Market.

	2006		2005
	High	Low	High	Low
First Quarter	$1.36	$0.89	$1.55	$0.81
Second Quarter	1.40	0.90	2.48	1.20
Third Quarter	1.13	0.90	2.89	1.50
Fourth Quarter	1.35	0.92	1.80	0.89

        As of December 31, 2006, there were approximately 1,300 beneficial shareholders of the Company’s Common Stock.

Dividends

        The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that the Company’s Board of Directors deems relevant.

        The Company’s Credit Facility with Webster Business Credit Corporation (see Note 5 to the Consolidated Financial Statements – Lines of Credit) restricts the payment of dividends without Webster’s prior consent.

Issuer Purchases of Equity Securities

        During the fiscal year ended December 31, 2006, SGRP did not repurchase any of its equity securities.

Corporation Performance

        The following graph shows a comparison of cumulative total returns for SGRP’s Common Stock, the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Stocks (SIC 7380-7389 U.S. Companies) Miscellaneous Business Services Index, Russell 2000 and S&P Advertising for the period during which SGRP’s Common Stock has been registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The graph assumes that the value of an investment in Common Stock and in each such index was $100 on December 31, 2001, and that all dividends have been reinvested.

        The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of SGRP’s Common Stock.

Item 6. Selected Financial Data.

        The following selected condensed consolidated financial data sets forth, for the periods and the dates indicated, summary financial data of the Company and its subsidiaries. The selected financial data have been derived from the Company’s consolidated financial statements.

SPAR Group, Inc.
Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:

Net revenues	$57,316	$51,586	$51,370	$64,859	$69,612
Cost of revenues	37,463	31,939	33,644	42,338	40,331

Gross profit	19,853	19,647	17,726	22,521	29,281
Selling, general and administrative expenses	19,831	16,691	20,222	20,967	18,804
Impairment charges	-	-	8,141	-	-
Depreciation and amortization	746	1,031	1,399	1,529	1,844

Operating (loss) income	(724)	1,925	(12,036)	25	8,633
Other (income) expense	(338)	446	(754)	237	(26)
Interest expense	237	191	220	269	363

(Loss) income before provision for income taxes
and minority interest	(623)	1,288	(11,502)	(481)	8,296
Provision for income taxes	99	242	853	58	2,998

(Loss) income before minority interest	(722)	1,046	(12,355)	(539)	5,298
Minority interest	(101)	168	(87)	-	-

Net (loss) income	$(621)	$878	$(12,268)	$(539)	$5,298

Basic/diluted net (loss) income per common share:
Basic/diluted net (loss) income	$(0.03)	$0.05	$(0.65)	$(0.03)	$0.28

Weighted average shares outstanding
- basic	18,934	18,904	18,859	18,855	18,761
- diluted	18,934	19,360	18,859	18,855	19,148
	December 31,
	2006	2005	2004	2003	2002

BALANCE SHEET DATA:

Working capital	$1,638	$3,120	$962	$4,085	$6,319

Total assets	18,077	15,417	15,821	28,137	28,800

Lines of credit, current	5,318	2,969	4,956	4,084	-

Lines of credit, long term(1)	-	-	-	-	148

Other long-term debt	504	415	218	270	235

Total stockholders' equity	4,528	4,850	3,714	16,023	16,592

(1)	Prior to 2003, the Company’s lines of credit were recorded as long-term.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Securities Laws and are based on the Company’s best estimates and determinations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than its plans, goals, intentions and/or expectations. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

        You should carefully review this management discussion and analysis together with the risk factors described above (see Item 1A – Risk Factors) and the other cautionary statements contained in this Annual Report on Form 10-K. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by such risk factors and other cautionary statements. Although the Company believes that its plans, goals, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, goals, intentions or expectations will be achieved in whole or in part. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

        The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, Radio Frequency Identification (“RFID”) services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and currently provides similar merchandising and marketing services through subsidiaries in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

        In December 2001, the Company decided to divest its Incentive Marketing Division and recorded an estimated loss on disposal of SPAR Performance Group, Inc., now called STIMULYS, Inc. (“SPGI”), of approximately $4.3 million, net of taxes, including a $1.0 million reserve recorded for the anticipated cost to divest SPGI and any anticipated losses through the divestiture date.

        On June 30, 2002, SPAR Incentive Marketing, Inc. (“SIM”), a wholly owned subsidiary of the Company, entered into a Stock Purchase and Sale Agreement with Performance Holdings, Inc. (“PHI”), a Delaware corporation headquartered in Carrollton, Texas. Pursuant to that agreement, SIM sold all of the stock of SPGI, its subsidiary, to PHI for $6.0 million. As a condition of the sale, PHI issued and contributed 1,000,000 shares of its common stock to Performance Holdings, Inc. Employee Stock Ownership Plan, which became the only shareholder of PHI.

Critical Accounting Policies & Estimates

        The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 2 to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, consolidation of subsidiaries and other companies, and discontinued business accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Four critical accounting policies are consolidation of subsidiaries, revenue recognition, allowance for doubtful accounts and sales allowances, and internal use software development costs.

Consolidation of Subsidiaries

The Company consolidates its 100% owned subsidiaries. The Company also consolidates all of its 51% owned subsidiaries and all of its 50% owned subsidiaries, as the Company believes it is the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation Number 46, as revised December 2003, Consolidation of Variable Interest Entities (“FIN 46(R)”).

Revenue Recognition

The Company’s services are provided to its clients under contracts or agreements. The Company bills its clients based upon service fee and per unit fee billing arrangements. Revenues under service fee billing arrangements are recognized when the service is performed. The Company’s per unit fee arrangements provide for fees to be earned based on the retail sales of a client’s products to consumers. The Company recognizes per unit fees in the period such amounts become determinable and are reported to the Company.

Allowance for Doubtful Accounts and Sales Allowances

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $400,000, $616,000 and $761,000 at December 31, 2006, 2005 and 2004, respectively. Bad debt and sales allowance expenses were $84,000, $38,000, and $366,000 in 2006, 2005, and 2004, respectively.

Internal Use Software Development Costs

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include (but are not limited to) the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company’s software development projects. Capitalized software development costs are amortized over three years.

The Company capitalized $280,000, $346,000, and $559,000 of costs related to software developed for internal use in 2006, 2005, and 2004, respectively, and amortized capitalized software of approximately $371,000, $516,000 and $638,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

In 2004, the Company recorded an impairment charge against capitalized software costs due to the loss of certain clients during the year totaling approximately $442,000 (see Note 3 – Impairment Charges).

Results of operations

        The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (in millions).

	Year Ended December 31,
	2006	%	2005	%	2004	%
Net revenues	$57.3	100.0%	$51.6	100.0%	$51.4	100.0%
Cost of revenues	37.5	65.4	32.0	61.9	33.6	65.5
Selling, general & administrative expenses	19.8	34.6	16.7	32.4	20.2	39.4
Impairment charges	-	-	-	-	8.1	15.8
Depreciation & amortization	0.7	1.3	1.0	2.0	1.4	2.7
Other (expense) income	(0.1)	(0.2)	0.6	1.2	(0.4)	(1.0)

(Loss) income before income tax provision and
minority interest	(0.6)	(1.1)	1.3	2.5	(11.5)	(22.4)
Provision for income taxes	0.1	0.2	0.2	0.4	0.9	1.7

(Loss) income before minority interest	(0.7)	(1.3)	1.1	2.1	(12.4)	(24.1)
Minority interest	(0.1)	(0.2)	0.2	0.4	(0.1)	(0.2)

Net (loss) income	$(0.6)	(1.1)%	$0.9	1.7%	$(12.3)	(23.9)%

Results from continuing operations for the twelve months ended December 31, 2006, compared to twelve months ended >December 31, 2005

Net Revenues

        Net revenues for the twelve months ended December 31, 2006, were $57.3 million, compared to $51.6 million for the twelve months ended December 31, 2005, an increase of $5.7 million. International net revenues totaled $23.2 million for 2006 increasing 56.1% from $14.9 million in 2005. The increase in international net revenues of $8.3 million was primarily due to additional revenues from international subsidiaries that began operations in 2006 totaling $4.5 million (primarily Australia $3.9 million, Lithuania $442,000 and China $112,000), increased net revenues from subsidiaries with operations continuing from 2005 totaling $3.5 million (primarily Japan $2.3 million, India $0.8 million, Turkey $0.2 million, Romania $0.2 million and Canada $0.1 million) and the inclusion of the Japanese subsidiary’s calendar year fourth quarter 2005 net revenues totaling $1.3 million as a result of the change in the year end reporting for Japan, offset by a decrease in South Africa net revenues totaling $1.0 million, due to the loss of a major client in 2005. Domestic net revenues totaled $34.1 million in 2006 compared to $36.7 million in 2005. The decrease in domestic net revenues of $2.6 million is primarily the result of lower project work and per unit fee billings, partially offset by revenue from new clients in 2006. Included in domestic revenue is $770,000 from the termination of a customer service agreement in 2006.

Cost of Revenues

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 65.4% of net revenues for the twelve months ended December 31, 2006, compared to 61.9% for the twelve months ended December 31, 2005. Domestic cost of revenues was 66.2% and 62.9% of net revenues for the twelve months ended December 31, 2006, and 2005, respectively. The increase was primarily attributable to the change in the mix of business, with higher cost project revenues accounting for a greater portion of revenues in the twelve months ended December 31, 2006, as well as a decrease in per unit fee revenues that did not have a proportionate decrease in cost compared to the prior year. As discussed above under Critical Accounting Policies/Revenue Recognition, the Company’s revenue consists of per unit fee revenue, which is earned when the client’s product is sold to the consumer at retail, not when the services are performed. Retail sales of client products are influenced by numerous factors including consumer tastes and preferences, and not solely by the merchandising and marketing service performed. In any given period, the cost of per unit fee revenues may not be directly proportionate to the per unit fee revenue. Internationally, the cost of revenues as a percentage of net revenues was 64.1% and 59.6% for the twelve months ended December 31, 2006, and 2005, respectively. The international cost of revenues percentage increase was primarily attributable to an increase in competitive pricing pressures in Canada and higher cost revenues in Japan accounting for a greater portion of revenue in the twelve months ended December 31, 2006, compared to the prior year.

        Approximately 84% of the Company’s domestic cost of revenue in both the twelve months ended December 31, 2006 and 2005, resulted from in-store independent contractor and field management services purchased from the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively. (See Item 13 – Certain Relationships and Related Transactions, below)

Operating Expenses

        Operating expenses consist of selling, general and administrative expenses, depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses for the years indicated (in millions):

	Year Ended December 31,
	2006	%	2005	%	Increase (decrease) %
Selling, general & administrative	$19.8	34.6%	$16.7	32.4%	18.8%
Depreciation and amortization	0.7	1.3	1.0	2.0	(27.6)%

Total operating expenses	$20.5	35.9%	$17.7	34.4%	16.1%

        Selling, general and administrative expenses increased by approximately $3.1 million, or 18.8%, for the twelve months ended December 31, 2006, to $19.8 million compared to $16.7 million for the twelve months ended December 31, 2005. The $3.1 million increase in selling, general and administrative expenses consisted of an increase in international selling, general and administrative expenses totaling $3.5 million offset by a decreases in domestic selling, general and administrative expenses of $0.4 million. International selling, general and administrative expenses for the twelve months ended December 31, 2006, were $8.7 million compared to $5.2 million for the prior year. The increase of approximately $3.5 million, or 68.8%, was primarily due to $1.6 million of additional selling, general and administrative expenses related to the new international subsidiaries in Australia $1.3 million, China $206,000 and Lithuania $139,000 which began operations in 2006, $1.3 million from increased spending in Japan, additional Japan costs of $544,000 resulting from the additional quarter of expense due to the change in year-end reporting, and approximately $282,000 from increased spending in corporate international business development expenses partially offset by reduced spending in South Africa of approximately $327,000. All other international subsidiaries contributed an increase of $117,000. Domestic selling, general and administrative expenses totaled $11.1 million for 2006 and were reduced $400,000 from $11.5 million in 2005.

        Depreciation and amortization charges were $746,000 for the twelve months ended December 31, 2006, compared to $1.0 million for the twelve months ended December 31, 2005. The decrease of approximately $285,000, or 27.6%, was due to lower purchases of property and equipment in recent years.

Other Income/Other Expense

        Other income was approximately $338,000 for twelve months ended December 31, 2006 compared to other expense of approximately $446,000 for the twelve months ended December 31, 2005. Included in other income for 2006 was a favorable $1.3 million judgment awarded in a lawsuit offset by the 2006 related legal expenses of approximately $1.2 million, and the favorable settlement of another lawsuit with a vendor. Other expenses in 2005 resulted from the reclassification of certain legal expenses to other expense from selling, general and administrative expenses to conform to the 2006 presentation.

Interest Expense

        Interest expense totaled approximately $237,000 for 2006 compared to interest expense of approximately $191,000 for 2005. The increase was a result of higher debt levels and interest rates in 2006.

Income Taxes

        The provision for income taxes was $99,000 and $242,000 for 2006 and 2005, respectively. The tax provisions were primarily for minimum domestic state taxes due and international tax liabilities. There were no tax provisions for federal tax as the Company reported losses for the twelve months ended December 31, 2006 and 2005.

Minority Interest

        Minority interest of approximately $(101,000) and $168,000 resulted from the net operating profits and losses of the Company’s 51% owned subsidiaries and its 50% owned subsidiaries for the twelve months ended December 31, 2006 and 2005, respectively.

Net (Loss) Income

        The SPAR Group had a net loss of approximately $621,000 or $0.03 per share for 2006, compared to a net income of approximately $878,000 or $0.05 per basic and diluted shares for 2005.

Off Balance Sheet Arrangements

      None.

Results from continuing operations for the twelve months ended December 31, 2005, compared to twelve months ended December 31, 2004

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

Cost of Revenues

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues as a percentage of net revenues was 61.9% for the twelve months ended December 31, 2005, compared to 65.5% for the twelve months ended December 31, 2004. Domestic cost of revenues as a percentage of net revenues was 62.9% and 65.8% for the twelve months ended December 31, 2005, and 2004, respectively. The decrease in cost as a percentage of net revenues is primarily a result of an increase in per unit fee revenues that do not have a proportionate increase in cost. As discussed above under Critical Accounting Policies/Revenue Recognition, the Company’s revenue consists of per unit fee revenue, which is earned when the client’s product is sold to the consumer at retail, not when the services are performed. Retail sales of client products are influenced by numerous factors including consumer tastes and preferences, and not solely by the merchandising and marketing service performed, in any given period, the cost of per unit fee revenues may not be directly proportionate to the per unit fee revenue. Internationally, the cost of revenues as a percentage of net revenues was 59.6% and 63.7% for the twelve months ended December 31, 2005, and 2004, respectively. The international cost of revenue percentage was favorably impacted by the increase in international revenue, which enabled the Company to leverage its infrastructure.

        Approximately 87% of the Company’s domestic cost of revenue in both the twelve months ended December 31, 2005 and 2004, resulted from in-store independent contractor and field management services purchased from the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”) and SPAR Management Services, Inc. (“SMSI”) respectively. (See Item 13 – Certain Relationships and Related Transactions, below)

Operating Expenses

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

	Year Ended December 31,
	2005	%	2004	%	Increase (decrease) %
Selling, general & administrative	$16.7	32.4%	$20.2	39.4%	(17.5)%
Impairment charges	-	-	8.1	15.8	-
Depreciation and amortization	1.0	2.0	1.4	2.7	(26.3)%

Total operating expenses	$17.7	34.4%	$29.7	57.9%	(40.4)%

        Selling, general and administrative expenses decreased by $3.5 million, or 18%, for the twelve months ended December 31, 2005, to $16.7 million compared to $20.2 million for the twelve months ended December 31, 2004. Domestic selling, general and administrative expenses totaled $12.2 million for 2005 and were reduced $5.2 million from $16.7 million in 2004. The reduction of 31% was a result of cost reduction programs initiated in the second half of 2004 as a result of the loss of certain large clients. The domestic cost reductions were partially offset by increases of $1.7 million in international selling, general and administrative expenses primarily a result of increased spending in Canada of approximately $550,000, and in Japan of approximately $500,000, with the balance attributable to Romania and China, and a full year of operations in South Africa, Turkey, and India.

        Impairment charges were $8.1 million for 2004 (see Note 3 to the Consolidated Financial Statements –Impairment Charges). Impairment charges resulting from the loss of certain large clients consisted of $7.6 million of goodwill impairment, $1.2 million for the impairment of other assets partially offset by the reduction of $1.4 million (net of taxes) of other liabilities related to the PIA Acquisition. In addition there was approximately $700,000 of goodwill impairment associated with the Canadian subsidiary.

        Depreciation and amortization charges were $1.0 million for the twelve months ended December 31, 2005, compared to $1.4 million for the twelve months ended December 31, 2004. The decrease was a result of reduced capitalized software.

Other Expense/Other Income

        Other expense was approximately $446,000 compared to other income of $754,000 for twelve months ended December 31, 2005 and 2004, respectively. In 2005, other expense resulted from the reclassification of certain legal expenses to other expense from selling, general and administrative expense to conform to the 2006 presentation partially offset by release of a reserve associated with the PIA Acquisition in July 1999. In 2004, other income consisted of approximately $640,000 resulting from the release of specific reserves related to the refinancing of the SPGI notes and approximately $114,000 of foreign currency translation gains.

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

Off Balance Sheet Arrangements

      None.

Liquidity and Capital Resources

        In the twelve months ended December 31, 2006, the Company had a net loss of $621,000.

        Net cash used in operating activities for the year ended December 31, 2006 was $2.5 million, compared to net cash provided by operating activities of $3.4 million in 2005. The change of approximately $5.9 million in cash used in operating activities is primarily due to decreases in net income and increases in accounts receivable and other assets.

        Net cash used in investing activities for the year ended December 31, 2006 and 2005, were $516,000 and $628,000, respectively. The change in net cash used in investing activities was a result of decreased purchases of property and equipment in 2006.

        Net cash provided by financing activities for the year ended December 31, 2006 was $2.3 million, compared with net cash used in financing activities of $1.9 million for the year ended December 31, 2005. The change in cash provided by financing activities was a result of the Company’s increased borrowing on its lines of credit.

        The above activity resulted in a decrease in cash and cash equivalents for the twelve months ended December 31, 2006 of $766,000.

        The Company had positive working capital of $1.6 million and $3.1 million for the twelve months ended December 31, 2006 and 2005, respectively. The Company’s current ratio was 1.13 and 1.31 at December 31, 2006 and 2005, respectively. The decrease in working capital and current ratio were primarily due to increases in lines of credit, accounts payable, accrued liability due to affiliates and decreases in cash partially offset by increases in accounts receivable and decreases in customer deposits.

        In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit. In January 2006, Webster extended the maturity date to January 23, 2009. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries and has set Minimum Fixed Charge Coverage Ratio and Minimum Net Worth covenants. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

        The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 0.75% per annum (a total of 8.7% per annum at December 31, 2006), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 8.7% per annum for the twelve months ended December 31, 2006. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

        The domestic revolving loan balances outstanding under the Credit Facility were $4.2 million and $2.4 million at December 31, 2006 and 2005, respectively. There were letters of credit outstanding under the Credit Facility of approximately $453,000 and $552,000 at December 31, 2006 and 2005, respectively. As of December 31, 2006, the SPAR Group had unused availability under the Credit Facility of $1.5 million out of the remaining maximum $2.3 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at December 31, 2006 and 2005, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

        The Company was in violation of Fixed Charge Coverage Ratio covenant at December 31, 2006, and in March 2007 Webster amended the Credit Facility to waive the violation, change the Fixed Charge Coverage Ratio going forward and increase the interest rate by 0.25% per annum. The Company expects that it will comply with the amended covenants in future periods. However, there can be no assurances that the Company will be able to comply with the amended covenants and that if the Company violates the amended covenants, Webster will continue to issue such waivers in the future.

        Although Webster does not currently require any personal guarantees from SGRP’s major stockholders, Mr. Robert Brown and Mr. William Bartels, Webster has requested such guarantees in the past. While Messrs. Brown and Bartels have issued personal guarantees in the past there can be no assurances that if Webster requests their guarantees in the future they will continue to issue such guarantees.

        The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $840,000 (based upon the exchange rate at December 31, 2006). The outstanding balances under the line of credit agreements were 70 million Yen or approximately $588,000 at December 31, 2006 and 2005, respectively (based upon the exchange rate at those dates). The average interest rate was 1.6% per annum for the twelve months ended December 31, 2006. In addition, the Japan subsidiary had cash balances totaling 97 million Yen or approximately $815,000 (based upon the exchange rate at December 31, 2006) and 86 million Yen or approximately $723,000 (based upon the exchange rate at December 31, 2005) at December 31, 2006 and 2005 respectively.

        In 2006, the Australian subsidiary SPARFACTS Australia Pty. Ltd. entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $789,000 (based upon the exchange rate at December 31, 2006). At December 31, 2006, SPARFACTS Australia Pty. Ltd. had $429,000

(Australian)     or approximately $339,000 outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 10.9% per annum for the eight months ended December 31, 2006.

        On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian) or approximately $858,000 (based upon the exchange rate at December 31, 2006). The Demand Operating Loan provides for borrowing based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). At December 31, 2006, SPAR Canada Company had $238,000 (Canadian) or approximately $204,000 outstanding under the line of credit (based upon the exchange rate at December 31, 2006). The average interest rate was 7% per annum for the two months ended December 31, 2006.

        The Company’s international model is to partner with local merchandising companies and combine the partner’s knowledge of the local market with the Company’s proprietary software and expertise in the merchandising and marketing business. In 2001, the Company established its first international subsidiary and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand through 9 subsidiaries.

        Certain of the international subsidiaries are marginally profitable while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these subsidiaries.

        Management believes that based upon the existing credit facilities, sources of cash availability will be sufficient to support ongoing operations over the next twelve months. However, delays in collection of receivables due from any of the Company’s major clients, or a significant further reduction in business from such clients, or the inability to acquire new clients, or the Company’s inability to remain profitable, or the inability to obtain bank waivers in the event of future covenant violations could have a material adverse effect on the Company’s cash resources and its ongoing ability to fund operations.

Certain Contractual Obligations

        The following table contains a summary of certain of the Company’s contractual obligations by category as of December 31, 2006 (in thousands).

Contractual Obligations	Payments due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Credit Facilities	$5,318	$5,318	$-	$-	$-

Operating Lease Obligations	2,340	766	1,173	401	$-

Total	$7,658	$6,084	$1,173	$401	$-

        In addition to the above table, at December 31, 2006, the Company had approximately $453,000 in outstanding Letters of Credit.

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

        The Company is exposed to market risk related to the variable interest rate on its lines of credit. At December 31, 2006, the Company’s outstanding debt totaled $5.3 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollars Equivalent (2)
United States	8.7%	4,187 USD	$4,187
Japan	1.6%	70,000 YEN	588
Australia	10.9%	429 AUD	339
Canada	7.0%	238 CAD	204

			$5,318

(1)	Per annum interest at December 31, 2006
(2)	Based on exchange rate at December 31, 2006

        Based on 2006 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows by approximately $33,000.

        The Company has foreign currency exposure associated with its international subsidiaries. In both 2006 and 2005, these exposures are primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At December 31, 2006, international assets totaled $5.6 million and international liabilities totaled $5.7 million. For 2006, international revenues totaled $23.2 million and the Company’s share of the net loss was approximately $630,000.

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

Item 9B. Other Information.

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Reference is made to the information set forth in our definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 24, 2007, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation and Other Information of SPAR Group, Inc.

        Reference is made to the information set forth in our definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 24, 2007, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 24, 2007, pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recent fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

        Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 24, 2007, pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recent fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

        Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 24, 2007, pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recent fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1. Index to Financial Statements filed as part of this report:

Reports of Independent Registered Public Accounting Firms

- Rehmann Robson	F-1

- Gureli Yeminli Mali Mu(0)avirlik A.(a)	F-2

- Baker Tilly Klitou and Partners S.R.L	F-3

- Nagesh Behl & Co.	F-4

- S. S. Kothari Mehta & Co.	F-5

- UAB " Rezultatas "	F-6

- Pitcher Partners	F-7

Consolidated Balance Sheets as of December 31, 2006, and December 31, 2005	F-8

Consolidated Statements of Operations for the years ended
December 31, 2006, December 31, 2005, and December 31, 2004	F-9

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2006, December 31, 2005, and December 31, 2004	F-10

Consolidated Statements of Cash Flows for the years ended
December 31, 2006, December 31, 2005, and December 31, 2004	F-11

Notes to Consolidated Financial Statements	F-12

2. Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts for the three years
ended December 31, 2006	F-35

3. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of SPAR Group, Inc. (referred to therein under its former name PIA Merchandising Services, Inc.), as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-80429), as filed with the Securities and Exchange Commission (“SEC”) on December 14, 1995 (the “Form S-1”), and the Certificate of Amendment filed with the Secretary of State of the State of Delaware on July 8, 1999 (which, among other things, changes the Company’s name to SPAR Group, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the 3rd Quarter ended September 30, 1999).

3.2	Amended and Restated By-Laws of SPAR Group, Inc., adopted on May 18, 2004 (incorporated by reference to the Company’s report on Form 8-K, as filed with the SEC on May 27, 2004).

3.3	Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., adopted May 18, 2004 (incorporated by reference to the Company’s report on Form 8-K, as filed with the SEC on May 27, 2004).

3.4	Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc., adopted on May 18, 2004 (incorporated by reference to the Company’s report on Form 8-K, as filed with the SEC on May 27, 2004).

3.5	Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc., adopted on May 18, 2004 (incorporated by reference to the Company’s report on Form 8-K, as filed with the SEC on May 27, 2004).

3.6	SPAR Group, Inc. Statement of Policy Respecting Stockholder Communications with Directors, adopted on May 18, 2004 (incorporated by reference to the Company’s report on Form 8-K, as filed with the SEC on May 27, 2004).

3.7	SPAR Group, Inc. Statement of Policy Regarding Director Qualifications and Nominations, adopted on May 18, 2004 (incorporated by reference to the Company’s report on Form 8-K, as filed with the SEC on May 27, 2004).

4.1	Registration Rights Agreement entered into as of January 21, 1992, by and between RVM Holding Corporation, RVM/PIA, a California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverine (incorporated by reference to the Form S-1).

10.1	2000 Stock Option Plan, as amended through May 16, 2006 (incorporated by reference to the Company’s report on Form 10-Q for quarter ended September 30, 2006 as filed with the SEC on November 14, 2006.

10.2	2001 Employee Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement for the Company’s Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.3	2001 Consultant Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement for the Company’s Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.4	Change in Control Severance Agreement between William H. Bartels and SPAR Group, Inc., dated as of March 30, 2007 (filed herewith).

10.5	Change in Control Severance Agreement between Kori G. Belzer and SPAR Group, Inc., dated as of March 30, 2007 (filed herewith).

10.6	Change in Control Severance Agreement between Patricia Franco and SPAR Group, Inc., dated as of March 30, 2007 (filed herewith).

10.7	Change in Control Severance Agreement between James R. Segreto and SPAR Group, Inc., dated as of March 30, 2007 (filed herewith).

10.8	Amended and Restated Field Service Agreement dated and effective as of January 1, 2004, by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.9	Amended and Restated Field Management Agreement dated and effective as of January 1, 2004, by and between SPAR Management Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.10	Amended and Restated Programming and Support Agreement dated and effective as of January 1, 2004, by and between SPAR InfoTech, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.11	Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc., and SPAR Trademarks, Inc. (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2002).

10.12	Trademark License Agreement dated as of July 8, 1999, by and between SPAR Infotech, Inc., and SPAR Trademarks, Inc. (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2002).

10.13	Master Lease Agreement by and between SPAR Marketing Services, Inc. and SPAR Marketing Force, Inc. dated as of November 2004 relating to lease of handheld computer equipment (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.14	Amended and Restated Equipment Leasing Schedule 001 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of November 1, 2004, relating to lease of handheld computer equipment (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.15	Amended and Restated Equipment Leasing Schedule 002 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of January 4, 2005, relating to lease of handheld computer equipment (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.16	Amended and Restated Equipment Leasing Schedule 003 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of January 31, 2005, relating to lease of handheld computer equipment (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.17	Equipment Leasing Schedule 004 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of March 24, 2005, relating to lease of handheld computer equipment (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.18	Master Lease Agreement by and between SPAR Marketing Services, Inc. and SPAR Canada Company dated as of January 2005 relating to lease of handheld computer equipment (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.19	Amended and Restated Equipment Leasing Schedule 001 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Canada Company dated as of January 4, 2005, relating to lease of handheld computer equipment (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.20	Joint Venture Agreement dated as of March 26, 2004, by and between Solutions Integrated Marketing Services Ltd. and SPAR Group International, Inc., respecting the Corporation’s subsidiary in India (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.21	Joint Venture Shareholders Agreement between Friedshelf 401 (Proprietary) Limited, SPAR Group International, Inc., Derek O’Brien, Brian Mason, SMD Meridian CC, Meridian Sales & Mnrechandisign (Western Cape) CC, Retail Consumer Marketing CC, Merhold Holding Trust in respect of SGRP Meridian (Proprietary) Limited, dated as of June 25, 2004, respecting the Corporation’s subsidiary in South Africa (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.22	Joint Venture Agreement dated as of July 21, 2003, by and between CEO Produksiyon Tanitim ve Arastirma Hizmetleri Ltd Sti and SPAR Group International, Inc., respecting the Corporation’s subsidiary in Turkey (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.23	Joint Venture Agreement dated as of May 1, 2001, by and between Paltac Corporation and SPAR Group, Inc., respecting the Corporation’s subsidiary in Japan (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.24	Agreement on Amendment dated as of August 1, 2004, by and between SPAR Group, Inc. and SPAR FM Japan, Inc., respecting the Corporation’s subsidiary in Japan (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.25	Joint Venture Agreement dated as of January 26, 2005, by and between Best Mark Investments Holdings Ltd. and SPAR International Ltd., respecting the Corporation’s subsidiary in China (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.26	Joint Venture Agreement dated as of December 14, 2004, by and between Field Insights S.R.L. and SPAR Group International, Inc., respecting the Corporation’s subsidiary in Romania (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.27	Joint Venture Agreement dated as of September 26, 2006 by and between UAB Rinkos skatinimo sistemo and SPAR Group International, Inc., respecting the Corporation’s subsidiary in Lithuania (filed herewith).

10.28	Joint Venture Agreement dated as of March 29, 2006 by and between FACE AND COSMETIC TRADING SERVICES PTY LIMITED and SPAR International, Ltd., respecting the Corporation’s subsidiary in Australia (filed herewith).

10.29	Stock Purchase and Sale Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002).

10.30	Revolving Credit, Guaranty and Security Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002).

10.31	Term Loan, Guaranty and Security Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002).

10.32	Promissory Note in the principal amount of $764,271.00 by STIMULYS, Inc., in favor of SPAR Incentive Marketing, Inc., dated as of September 10, 2004 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.33	Payoff and Release Letter by and between STIMULYS, Inc., and SPAR Incentive Marketing, Inc., dated as of September 10, 2004 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.34	Sales Proceeds Agreement by and between STIMULYS, Inc. and SPAR Incentive Marketing, Inc., dated as of September 10, 2004 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.35	Third Amended and Restated Revolving Credit and Security Agreement by and among Whitehall Business Credit Corporation (the "Lender") with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., SPAR Group International, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and Pivotal Sales Company (collectively, the "Existing Borrowers"), dated as of January 24, 2003 (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.36	Waiver And Amendment No. 3 To Third Amended And Restated Revolving Credit And Security Agreement entered into as of March 26, 2004 (incorporated by reference to the Company’s report on Form 8-K, as filed with the SEC on May 26, 2004).

10.37	Joinder, Waiver And Amendment No. 4 To Third Amended And Restated Revolving Credit And Security Agreement entered into as of May 17, 2004 (incorporated by reference to the Company’s report on Form 8-K, as filed with the SEC on May 26, 2004).

10.38	Waiver and Amendment to Third Amended and Restated Revolving Credit and Security Agreement by and among the Lender and the Borrowers dated as of January 2004 (incorporated by reference to the Company’s report on Form 10-K/A for the year ended December 31, 2003, as filed with the SEC on June 28, 2004).

10.39	Waiver and Amendment No. 5 to Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 20, 2004 (incorporated by reference to the Company’s quarterly report of the quarter ended June 30, 2004, as filed with the SEC on August 23, 2004).

10.40	Waiver and Amendment No. 6 to Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of November 12, 2004 (incorporated by reference to the Company’s quarterly report for the quarter ended September 30, 2004, as filed with the SEC on November 17, 2004).

10.41	Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of March 31, 2004 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.42	Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of March 31, 2005 (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.43	Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of May 11, 2005 (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.44	Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 10, 2005, with respect to the fiscal quarter ended June 30, 2005 (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended June 30, 2005, as filed with the SEC on August 15, 2005).

10.45	Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of November 10, 2005, with respect to the fiscal quarter ended September 30, 2005 (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended September 30, 2005, as filed with the SEC on November 14, 2005).

10.46	Amendment No. 7 to the Third Amended and Restated Revolving Credit and Security Agreement dated as of January 18, 2006, by and among, SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., the Registrant, SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services, Inc., PIA Merchandising Co., Inc., Pacific Indoor Display, Inc., Pivotal Sales Company, SPAR All Store Marketing Services, Inc., and SPAR Bert Fife, Inc., each as a "Borrower" and collectively as the "Borrowers" thereunder, and Webster Business Credit Corporation (formerly known as Whitehall Business Credit Corporation), as the "Lender" thereunder (incorporated by reference to the Company's report on the Form 8-K, as filed with the SEC on January 26, 2006).

10.47	Consent, Joinder, Release and Amendment Agreement dated as of October 31, 2003, by and among the Lender, the Existing Borrowers and SPAR All Store Marketing, Inc., as a Borrower (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 31, 2004).

10.48	Waiver And Amendment No. 8 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of March 28, 2007 with respect to the fiscal year ended December 31, 2006 (as filed herewith).

10.49	Confirmation of Credit Facilities Letter by Royal Bank of Canada in favor of SPAR Canada Company dated as of October 17, 2006 (filed herewith).

10.50	General Security Agreement by SPAR Canada Company in favor of Royal Bank of Canada dated as of October 20, 2006 (filed herewith).

14.1	Code of Ethical Conduct for the Directors, Senior Executives and Employees, of SPAR Group, Inc., dated May 1, 2004 (incorporated by reference to the Company’s Form 8-K, as filed with the SEC on May 5, 2004).

14.2	Statement of Policy Regarding Personal Securities Transaction in Company Stock and Non-Public Information, as amended and restated on May 1, 2004 (incorporated by reference to the Company’s Form 8-K, as filed with the SEC on May 5, 2004).

21.1	List of Subsidiaries.

23.1	Consent of Rehmann Robson.

23.2	Consent of Gureli Yeminli Mali Musavirlik A.S.

23.3	Consent of Baker Tilly Klitou and Partners S.R.L.

23.4	Consent of Nagesh Behl & Co.

23.5	Consent of S. S. Kothari Mehta & Co.

23.6	Consent of UAB “Rezultatas”

23.7	Consent of Pitcher Partners.

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By: /s/ Robert G. Brown
Robert G. Brown
President, Chief Executive Officer and Chairman of
the Board

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Robert G. Brown	President, Chief Executive Officer, Director,
Robert G. Brown	and Chairman of the Board
Date: April 2, 2007

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: April 2, 2007

/s/ Robert O. Aders	Director
Robert O. Aders
Date: April 2, 2007

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: April 2, 2007

/s/ Jerry B. Gilbert	Director
Jerry B. Gilbert
Date: April 2, 2007

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: April 2, 2007

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: April 2, 2007

/s/ Charles Cimitile	Chief Financial Officer,
Charles Cimitile	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: April 2, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SPAR Group, Inc. and Subsidiaries
Tarrytown, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule for these years as listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of SPARFACTS Australia PTY LTD.; UAB SPAR RSS Baltic; SPAR Merchandising Romania, Ltd.; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); or SPAR Solutions India Private Limited as of and for the year ended December 31, 2006. These statements reflect total assets constituting 15.6% of consolidated total assets as of December 31, 2006, and total revenues constituting 12.2% of total consolidated revenue for the year then ended. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for SPARFACTS Australia PTY LTD.; UAB SPAR RSS Baltic; SPAR Merchandising Romania, Ltd.; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); and SPAR Solutions India Private Limited for 2006, is based solely on the reports of the other auditors. We did not audit the financial statements of SPAR Merchandising Romania, Ltd.; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); or SPAR Solutions India Private Limited as of and for the year ended December 31, 2005. These statements reflect total assets constituting 4.9% of consolidated total assets as of December 31, 2005, and total revenues constituting 2.7% of total consolidated revenue for the year then ended. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for SPAR Merchandising Romania, Ltd.; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); and SPAR Solutions India Private Limited for 2005, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors for 2006 and 2005, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule for those years, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ Rehmann Robson

Troy, Michigan
March 30, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SPAR Alan Pazarlama Hizmetleri Limited Sirketi
Istanbul, Turkey

We have audited the accompanying balance sheets of Spar Alan Pazarlama Hizmetleri Limited Sirketi (the “Company”) as at December 31, 2006 and 2005 and the related statement of operations and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the result of its operations for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Güreli Yeminli Mali Müºavirlik A.S.

Istanbul, Turkey
February 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SPAR Merchandising Romania S.R.L.
Bucharest, Romania

We have audited the accompanying balance sheet of Spar Merchandising Romania SRL (“the Company”) as of 31 December 2006 and 2005, and the related statements of income, shareholders’ equity, and cash flows for the period from 20 April 2005 to 31 December 2005 and for the year ended 31 December 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversite Board. (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2006, and 31 December 2005, and the results of its operations and its cash flows for the period from 20 April 2005 to 31 December 2005 and for the year ended 31 December 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Klitou and Partners S.R.L.

Bucharest, Romania
March 21, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SPAR Solutions Merchandising Private Limited
New Delhi, India

We have audited the accompanying balance sheets of SPAR Solutions Merchandising Private Limited, a company incorporated under the laws of India, as at 31st December, 2006 and 2005 and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examination on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPAR Solutions Merchandising Private Limited as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in United States.

/s/ Nagesh Behl & Co.

New Delhi, India
February 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SPAR Solutions Merchandising Private Limited
New Delhi, India

We have audited the attached balance sheets of SPAR Solutions Merchandising Private Limited, a company incorporated in India, as at 31st December, 2005 and 2004 and also the Statements of Income, Changes in shareholders’ equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the company as at 31st December 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ S. S. Kothari Mehta & Co.

New Delhi, India
March 30, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
UAB “SPAR RRS BALTIC”
Vilnius, Lithuania

We have audited the accompanying balance sheet of UAB “SPAR RSS BALTIC” as of December 31, 2006, and related statements of income, stockholders’ equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express as opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards promulgated by the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAB “SPAR RSS BALTIC” as of December 31, 2006, and the results of its operations for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ UAB “Rezultatas”

Vilnius, Lithuania
19 February 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SPARFACTS
Melbourne, Australia

We have audited the accompanying balance sheet of SPARFACTS Pty Ltd (“the Company”) as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the period from March 30, 2006 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006, and the results of its operations and its cash flows for the period from March 30, 2006, to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Pitcher Partners

Melbourne, Australia
March 15, 2007

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,148	$1,914
Accounts receivable, net	12,982	10,656
Prepaid expenses and other current assets	553	702

Total current assets	14,683	13,272

Property and equipment, net	901	1,131
Goodwill	798	798
Other assets	1,695	216

Total assets	$18,077	$15,417

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,551	$1,597
Accrued expenses and other current liabilities	2,864	2,639
Accrued expenses due to affiliates	1,752	1,190
Restructuring charges	-	99
Customer deposits	560	1,658
Lines of credit	5,318	2,969

Total current liabilities	13,045	10,152

Minority interest and other long-term liabilities	504	415

Total liabilities	13,549	10,567

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares - 3,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 47,000,000
Issued and outstanding shares -
18,934,182 - 2006
18,916,847 - 2005	189	189
Treasury stock	(1)	(1)
Accumulated other comprehensive gain (loss)	(109)	17
Additional paid-in capital	11,484	11,059
Accumulated deficit	(7,035)	(6,414)

Total stockholders' equity	4,528	4,850

Total liabilities and stockholders' equity	$18,077	$15,417

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Net revenues	$57,316	$51,586	$51,370
Cost of revenues	37,463	31,939	33,644

Gross profit	19,853	19,647	17,726

Selling, general and administrative expenses	19,831	16,691	20,222
Impairment charges	-	-	8,141
Depreciation and amortization	746	1,031	1,399

Operating (loss) income	(724)	1,925	(12,036)

Interest expense	237	191	220
Other (income) expense	(338)	446	(754)

(Loss) income before provision for income taxes and	(623)	1,288	(11,502)
minority interest
Provision for income taxes	99	242	853

(Loss) income before minority interest	(722)	1,046	(12,355)
Minority interest	(101)	168	(87)

Net (loss) income	$(621)	$878	$(12,268)

Basic/diluted net (loss) income per common share:

Net (loss) income - basic/diluted	$(0.03)	$0.05	$(0.65)

Weighted average common shares - basic	18,934	18,904	18,859

Weighted average common shares - diluted	18,934	19,360	18,859

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total Stock-holders' Equity
Balance at January 1, 2004	18,859	189	(384)	11,249	4,976	(7)	16,023

Stock options exercised and employee
stock purchase plan purchases	-	-	276	(316)	-	-	(40)
Issuance of stock options to non-
employees for services	-	-	-	78	-	-	78
Comprehensive loss:
Foreign currency translation loss	-	-	-	-	-	(79)	(79)
Net loss	-	-	-	-	(12,268)	-	(12,268)

Comprehensive loss							(12,347)

Balance at December 31, 2004	18,859	189	(108)	11,011	(7,292)	(86)	3,714

Stock options exercised and employee
stock purchase plan purchases	58	-	107	(22)	-	-	85
Issuance of stock options to non-
employees for services	-	-	-	70	-	-	70
Comprehensive gain:
Foreign currency translation gain	-	-	-	-	-	103	103
Net income	-	-	-	-	878	-	878

Comprehensive gain							981

Balance at December 31, 2005	18,917	$189	$(1)	$11,059	$(6,414)	$17	$4,850

Stock options exercised and employee
stock purchase plan purchases	17	-	-	1	-	-	1
Issuance of stock options to non-
employees for services	-	-	-	110	-	-	110
Issuance of stock options to
employees for services	-	-	-	314	-	-	314
Comprehensive loss:
Foreign currency translation loss	-	-	-	-	-	(126)	(126)
Net loss	-	-	-	-	(621)	-	(621)

Comprehensive loss							(747)

Balance at December 31, 2006	18,934	189	(1)	11,484	(7,035)	(109)	4,528

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2006	2005	2004

Operating activities
Net (loss) income	$(621)	$878	$(12,268)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Impairment charges	-	-	8,141
Minority interest earnings in subsidiaries	93	168	(87)
Deferred tax asset adjustments	-	-	710
Depreciation	746	1,031	1,399
Issuance of stock options for service	424	70	78
Changes in operating assets and liabilities:
Accounts receivable	(2,326)	650	2,635
Prepaid expenses and other assets	(1,331)	375	(126)
Accounts payable, accrued expenses, other current
liabilities and customer deposits	82	201	756
Accrued expenses due to affiliates	562	203	(104)
Restructuring charges	(99)	(151)	250

Net cash (used in) provided by operating activities	(2,470)	3,425	1,384
Investing activities
Purchases of property and equipment	(516)	(628)	(1,260)
Deposit related to acquisition	-	-	350
Acquisition of businesses	-	-	(399)

Net cash used in investing activities	(516)	(628)	(1,309)
Financing activities
Net borrowings (payments) on lines of credit	2,349	(1,987)	872
Other long-term liabilities	(4)	29	35
Proceeds from employee stock purchase plan and exercised
options	1	85	(40)

Net cash provided by (used in) financing activities	2,346	(1,873)	867
Translation (loss) gain	(126)	103	(79)
Net change in cash and cash equivalents	(766)	1,027	863
Cash and cash equivalents at beginning of year	1,914	887	24

Cash and cash equivalents at end of year	$1,148	$1,914	$887

Supplemental disclosure of cash flows information
Interest paid	$220	$132	$180

Income taxes paid	$131	$127	$86

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2006

1. Business and Organization

The SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, Radio Frequency Identification (“RFID”) services, technology services and marketing research services.

Today the Company operates in 12 countries whose population represents approximately 48% of the total world population. The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, Radio Frequency Identification (“RFID”) services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and through its subsidiaries, the Company currently provides similar merchandising and marketing services in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Australia, and New Zealand. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

1. Business and Organization (continued)

International Merchandising Services Division

In July 2000, the Company established its International Merchandising Services Division, operating through a wholly owned subsidiary, SPAR Group International, Inc. (“SGI”), to focus on expanding its merchandising and marketing services business worldwide. The Company has expanded its international business as follows:

Date Established	Percent Ownership in Subsidiaries	Location
May 2001	50%	Osaka, Japan
June 2003	100%	Toronto, Canada
July 2003	51%	Istanbul, Turkey
April 2004	51%	Durban, South Africa
April 2004	51%	New Delhi, India
December 2004	51%	Bucharest, Romania
February 2005	50%	Hong Kong, China
September 2005	51%	Siauliai, Lithuania
April 2006	51%	Melbourne, Australia

Discontinued Operations – Incentive Marketing Division

In the fourth quarter of 2001, the Company made the decision to divest its interest in SPAR Performance Group, Inc. ("SPGI").

On June 30, 2002, SPAR Incentive Marketing, Inc. (“SIM”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase and Sale Agreement with Performance Holdings, Inc. (“PHI”), a Delaware corporation headquartered in Carrollton, Texas. Pursuant to that agreement, SIM sold all of the stock of SPGI, its subsidiary, to PHI for $6.0 million. As a condition of the sale, PHI issued and contributed 1,000,000 shares of its common stock to Performance Holdings, Inc. Employee Stock Ownership Plan, which became the only shareholder of PHI.

The $6.0 million sales price was evidenced by two Term Loans, an Initial Term Loan totaling $2.5 million and an Additional Term Loan totaling $3.5 million (collectively the “Term Loans”). The Term Loans were guarantied by SPGI and secured by pledges of all assets of PHI and SPGI. The Term Loans had interest rates of 12% per annum through December 31, 2003. On January 1, 2004 the interest rate changed to 8.9% per annum. Because the collection of the notes depended on the future operations of PHI, the $6.0 million notes were fully reserved.

Also in connection with the sale, the Company agreed to provide a discretionary revolving line of credit to SPGI not to exceed $2.0 million (the “SPGI Revolver”) through September 30, 2005. The SPGI Revolver was secured by a pledge of all the assets of SPGI and was guarantied by SPGI’s parent, Performance Holdings, Inc. The SPGI Revolver provided for advances in excess of the borrowing base through September 30, 2003. As of October 1, 2003, the SPGI Revolver was adjusted, as per the agreement, to include a borrowing base calculation (principally 85% of “eligible” accounts receivable). In September

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

1. Business and Organization (continued)

2003, SPGI requested and the Company agreed to provide advances of up to $1.0 million in excess of the borrowing base through September 30, 2004. In December of 2003, SPGI changed its name to STIMULYS, Inc (“STIMULYS”). On April 30, 2004, as a result of various defaults by STIMULYS, the Company amended the discretionary line of credit by eliminating advances in excess of STIMULYS’ borrowing base and reducing the maximum amount of the revolving line to the greater of $1.0 million or the borrowing base. Under the SPGI Revolver terms, STIMULYS was required to deposit all of its cash receipts to the Company’s lock box.

On September 10, 2004, the Company terminated the SPGI Revolver and the Term Loans in consideration for a new Promissory Note totaling $764,271 (which represented the amount outstanding under the SPGI Revolver at that time) and in the event of a change in control of STIMULYS, a share in the net proceeds resulting from such change in control,. SPAR also released its security interest in any collateral previously pledged by STIMULYS. The first payment due under the Promissory Note was received on October 29, 2004. Due to the collection risk associated with the Promissory Note, the Company has established a reserve for the remaining amount due, including interest of approximately $355,000 at December 31, 2004. As a result of the termination of the SPGI Revolver, the reserve for collection of advances and accrued interest under the SPGI Revolver previously established by the Company totaling approximately $984,000 was no longer required. The release of this reserve, net of the new reserve required for the Promissory Note, resulted in Other Income totaling approximately $640,000 for 2004.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates its 100% owned subsidiaries. The Company also consolidates all of its 51% owned subsidiaries and all of its 50% owned subsidiaries as the Company believes it is the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation Number 46, as revised December 2003, Consolidation of Variable Interest Entities (“FIN 46(R)”).

In 2004, due to the amendment of a royalty agreement between the Company and its 50% owned Japanese subsidiary, the Company has determined that in accordance with FIN 46(R) it is the primary beneficiary of the Japanese subsidiary, and has consolidated the Japanese financial results for 2006, 2005 and 2004 in accordance with the provisions of FIN 46(R). Prior to 2004 the investment in the Japanese subsidiary was accounted for using the equity method.

In 2006, the Japanese subsidiary changed its fiscal year from September 30 to December 31. Therefore for the year ended December 31, 2006, the Company consolidated fifteen months of operations (October 1, 2005 through December 31, 2006) for the Japanese subsidiary. For the year ended December 31, 2005, the Company consolidated the results of operations for the twelve month period ended September 30, 2005. In 2004, as a result of the change in the accounting treatment, the Company consolidated the results of operations for the nine months ended September 30, 2004.

All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s services are provided to its clients under contracts or agreements. The Company bills its clients based upon service fee or per unit fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. The Company’s per unit fee arrangements provide for fees to be earned based on the retail sales of a client’s products to consumers. The Company recognizes per unit fees in the period such amounts become determinable and are reported to the Company.

Unbilled Accounts Receivable

Unbilled accounts receivable represent services performed but not billed and are included as accounts receivable.

Doubtful Accounts, Sales Allowances and Credit Risks

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $400,000, $616,000 and $761,000 at December 31, 2006, 2005 and 2004, respectively. Bad debt and sales allowance expenses were $84,000, $38,000, and $366,000 in 2006, 2005, and 2004, respectively.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method.

Internal Use Software Development Costs

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include (but are not limited to) the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company’s software development projects. Capitalized software development costs are amortized over three years.

The Company capitalized $280,000, $346,000, and $559,000 of costs related to software developed for internal use in 2006, 2005, and 2004, respectively, and amortized capitalized software of approximately $371,000, $516,000 and $638,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

In 2004, the Company recorded an impairment charge against capitalized software costs due to the loss of certain clients during the year totaling approximately $442,000 (see Note 3 – Impairment Charges).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

2. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may be higher than its fair value. If an asset is considered to be impaired, the impairment charge recognized is the excess of the asset’s carrying value over the asset’s fair value (see Note 3 – Impairment Charges).

Fair Value of Financial Instruments

The Company’s balance sheets include the following financial instruments: accounts receivable, accounts payable and lines of credit. The Company considers the carrying amounts of current assets and liabilities in the financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization or payment. The carrying amount of the lines of credit approximates fair value because the obligations bear interest at a floating rate.

Excess Cash

The Company’s domestic cash balances are generally utilized to pay its bank line of credit. International cash balances are maintained in liquid cash accounts and are utilized to fund daily operations.

Major Clients - Domestic

One client accounted for 11%, 15%, and 12% of the Company’s net revenues for the years ended December 31, 2006, 2005, and 2004, respectively. This client accounted for approximately 10% of the Company’s accounts receivable at both December 31, 2006 and 2005, respectively.

In addition, approximately 8%, 11%, and 14% of the Company’s net revenues for the years ended December 31, 2006, 2005, and 2004, respectively, resulted from merchandising and marketing services performed for manufacturers and others in stores operated by a leading mass merchandising chain. These clients accounted for approximately 4% and 8% of the Company’s accounts receivable at December 31, 2006 and 2005, respectively.

Also, approximately 11% and 12% of the Company’s net revenues for the years ended December 31, 2006 and 2005, respectively, resulted from merchandising and marketing services performed for manufacturers and others in stores operated by a leading electronics chain. These clients accounted for 7% and 8% of the Company’s accounts receivable at December 31, 2006 and 2005, respectively.

Foreign Currency Rate Fluctuations

The Company has foreign currency exposure associated with its international subsidiaries. In both 2006 and 2005, these exposures are primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At December 31, 2006, international assets totaled $5.6 million and international liabilities totaled $5.7 million. For 2006, international revenues totaled $23.2 million and the Company’s share of the net loss was approximately $630,000.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

2. Summary of Significant Accounting Policies (continued)

Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At December 31, 2006, the Company’s outstanding debt totaled $5.3 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollars Equivalent (2)
United States	8.7%	4,187 USD	$4,187
Japan	1.6%	70,000 YEN	588
Australia	10.9%	429 AUD	339
Canada	7.0%	238 CAD	204

			$5,318

(1)	Per annum interest at December 31, 2006
(2)	Based on exchange rate at December 31, 2006

Based on 2006 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows by approximately $33,000.

Income Taxes

Deferred tax assets and liabilities represent the future tax return consequences of certain timing differences that will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. In the event the future consequences of differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in a net deferred tax asset, an evaluation is required of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 138%, 145%, and 150% for 2006, 2005, and

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

2. Summary of Significant Accounting Policies (continued)

2004, respectively; risk-free interest rate of 4.67%, 4.37%, and 4.23% for 2006, 2005, and 2004, respectively; and expected lives of six years.

Share-based compensation expense related to employee stock option grants totaled approximately $314,000 for the twelve months ended December 31, 2006 and the impact on basic and diluted earnings per share was approximately $0.02.

In 2005 and 2004, under the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, no compensation cost has been recognized for the stock option grants to Company employees. Compensation cost for the Company’s option grants to Company employees has been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and pro forma net income (loss) per share from continuing operations would have been reduced to the adjusted amounts indicated below (in thousands, except per share data):

	Year Ended December 31,

	2005	2004

Net income (loss), as reported	$878	$(12,268)
Stock based employee compensation expense
under the fair market value method	426	454

Pro forma net income (loss)	$452	$(12,722)

Basic and diluted net income (loss) per share, as reported	$0.05	$ (0.65)
Basic and diluted net income (loss) per share, pro forma	$0.02	$ (0.67)

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002. Therefore, goodwill is no longer amortized but is subject to annual impairment tests in accordance with that Statement. At June 30, 2004, the Company performed the required impairment test discussed in FAS 142. The Company calculated the fair value of each business

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

2. Summary of Significant Accounting Policies (continued)

unit for which goodwill was recorded to determine if there was an impairment. The fair value of each unit was based upon the estimate of the discounted cash flow generated by the respective business unit. As a result of these calculations, it was determined that there were impairments to the goodwill associated with the PIA Acquisition on July 8, 1999 and acquisition of the Company’s Canadian subsidiary in June 2003. Therefore, the Company recorded an impairment charge of approximately $8.4 million (see Note 3 - Impairment Charges).

Changes to goodwill for the years ended December 31, 2006, 2005, and 2004 were as follows (in thousands):

	2006	2005	2004
Beginning of the year	$798	$798	$ 8,749
Impairment charges	-	-	(8,350)
Acquisitions	-	-	399

End of the year	$798	$798	$ 798

Translation of Foreign Currencies

The financial statements of the foreign entities consolidated into SPAR Group, Inc. consolidated financial statements were translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts for assets and liabilities were converted at year-end rates, equity at historical rates and income statement accounts at average exchange rates for the year. The resulting translation gains and losses are reflected in accumulated other comprehensive gain or losses in the statement of stockholders’ equity. Foreign currency transaction gains and losses are reflected in net earnings.

Recently Issued Accounting Standards

On September 15, 2006, the FSAB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using the fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SPAR is in the process of analyzing the implications of SFAS No. 157.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

2. Summary of Significant Accounting Policies (continued)

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the 2006 presentation.

3. Impairment Charges

Goodwill

During 2004, in accordance with the requirements of SFAS 142, the Company determined that there were impairments of the goodwill amounts associated with certain of its reporting entities.

In April 2004, the Company’s largest client announced that they signed definitive agreements for the sale of their business to two purchasers. The sale was completed on August 2, 2004. This client accounted for 10%, 26%, and 30% of the Company’s domestic net revenues for the twelve months ended December 31, 2005, 2004, and 2003, respectively and was the last remaining profitable business related to the PIA Acquisition on July 8, 1999. At June 30, 2004, the Company had $7.6 million of goodwill remaining that was related to the PIA Acquisition. As a result of the loss of this major client, the Company did not expect a positive cash flow from this business unit. Therefore, the Company recorded an impairment of the PIA related goodwill resulting in a non-cash charge of $7.6 million to the results of the operations for 2004.

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

Capitalized Internal Use Software Development Costs

Historically, the Company has capitalized costs of computer software developed for internal use. In 2004, based upon a review of its capitalized costs of computer software developed for internal use, the Company determined that some of the costs previously capitalized were associated with certain clients to whom the

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

3. Impairment Charges (continued)

Company no longer provided merchandising and marketing services. As a result of the loss of these clients, the Company recorded an impairment charge for the net book value of internally developed software costs of approximately $442,000 for 2004.

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

In addition to the above, the Company recorded an impairment of other assets totaling $68,000 for 2004.

The above net impairment of $8.1 million is shown in the accompanying consolidated statement of operations in 2004 as “Impairment charges”.

In connection with the above Impairment Charges, the Company also recorded a $750,000 valuation allowance related to deferred tax assets resulting from PIA net operating loss carryforwards recorded as a result of the PIA Acquisition.

4. Supplemental Balance Sheet Information

	December 31,
Accounts receivable, net, consists of the following (in thousands):	2006	2005

Trade	$ 10,112	$ 7,666
Unbilled	2,774	3,461
Non-trade	496	145

	13,382	11,272
Less:
Allowance for doubtful accounts	(400)	(616)

	$ 12,982	$ 10,656

	December 31,
Property and equipment consists of the following (in thousands):	2006	2005

Equipment	$ 5,380	$ 5,202
Furniture and fixtures	606	570
Leasehold improvements	568	568
Capitalized software development costs	1,508	1,228

	8,062	7,568
Less accumulated depreciation and amortization	7,161	6,437

	$ 901	$ 1,131

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

4. Supplemental Balance Sheet Information (continued)

	December 31,

Other assets (in thousands):	2006	2005

Safeway settlement	$ 1,307	$ -
Other	388	216

	$ 1,695	$ 216

	December 31,
Accrued expenses and other current liabilities (in thousands):	2006	2005

Taxes payable	$ 489	$ 533
Accrued accounting and legal expenses	219	286
Accrued salaries payable	946	937
Other	1,210	883

	$ 2,864	$ 2,639

5. Lines of Credit

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million line of credit. In January 2006, Webster extended the maturity date to January 23, 2009. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries and has set Minimum Fixed Charge Coverage Ratio and Minimum Net Worth covenants. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 0.75% per annum (a total of 8.7% per annum at December 31, 2006), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 8.7% per annum for the twelve months ended December 31, 2006. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were $4.2 million and $2.4 million at December 31, 2006 and 2005, respectively. There were letters of credit outstanding under the Credit Facility of approximately $453,000 and $552,000 at December 31, 2006 and 2005, respectively. As of December 31, 2006, the SPAR Group had unused availability under the Credit Facility of $1.5 million out of the remaining maximum $2.3 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

5. Lines of Credit (continued)

In January 2003, the Company (other than SGRP's foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provides for a $7.0 million revolving line of credit and as amended in January 2006, extended its maturity until January 23, 2009. The Credit Facility allowed the Company to borrow up to $7.0 million based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" domestic accounts receivable). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries and has set Minimum Fixed Charge Coverage Ratio and Minimum Net Worth covenants. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

The Company was in violation of Fixed Charge Coverage Ratio covenant at December 31, 2006, and in March, 2007 Webster amended the Credit Facility to waive the violation, change the Fixed Charge Coverage Ratio going forward and increase the interest rate by 0.25% per annum. The Company expects that it will comply with the amended covenants in future periods. However, there can be no assurances that the Company will be able to comply with the amended covenants and that if the Company violates the amended covenants, Webster will continue to issue such waivers in the future.

Although Webster does not currently require any personal guarantees from SGRP’s major stockholders, Mr. Robert Brown and Mr. William Bartels, Webster has requested such guarantees in the past. While Messrs. Brown and Bartels have issued personal guarantees in the past there can be no assurances that if Webster requests their guarantees in the future they will continue to issue such guarantees.

The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $840,000 (based upon the exchange rate at December 31, 2006). The outstanding balances under the line of credit agreements were 70 million Yen or approximately $588,000 at December 31, 2006 and 2005, respectively (based upon the exchange rate at those dates). The average interest rate was 1.6% per annum for the twelve months ended December 31, 2006. In addition, the Japan subsidiary had cash balances totaling 97 million Yen or approximately $815,000 (based upon the exchange rate at December 31, 2006) and 86 million Yen or approximately $723,000 (based upon the exchange rate at December 31, 2005) at December 31, 2006 and 2005 respectively.

In 2006, the Australian subsidiary SPARFACTS Australia Pty. Ltd. entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $789,000 (based upon the exchange rate at December 31, 2006). At December 31, 2006, SPARFACTS Australia Pty. Ltd. had $429,000 (Australian) or approximately $339,000 outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 10.9% per annum for the eight months ended December 31, 2006.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian) or approximately $858,000 (based upon the exchange rate at December 31, 2006). The Demand Operating Loan provides for borrowing based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). At December 31, 2006, SPAR Canada Company had $238,000 (Canadian) or approximately $204,000 outstanding under the line of credit (based upon the exchange rate at December 31, 2006). The average interest rate was 7% per annum for the two months ended December 31, 2006.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

6. Income Taxes

The provision for income tax expense is summarized as follows (in thousands):

	December 31,
	2006	2005	2004
Current	$99	$242	$103
Deferred	-	-	750

	$99	$242	$853

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

	December 31,
	2006	2005	2004
Provision (benefit) for income taxes at
federal statutory rate, net of foreign	$(273)	$334	$(3,911)
tax
State income taxes, net of federal benefit	41	153	117
Permanent differences	36	14	1,613
Change in valuation allowance	150	(349)	3,013
International tax provisions	136	71	-
Other	9	19	21

Provision for income taxes	$99	$242	$853

Deferred taxes consist of the following (in thousands):

	December 31,

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$6,580	$5,405
Restructuring	-	37
Deferred revenue	52	536
SIM reserve against loan commitment	147	147
Allowance for doubtful accounts and other receivable	150	233
123R options expense	119	-
Other	23	61
Valuation allowance	(6,358)	(6,208)

Total deferred tax assets	713	211
Deferred tax liabilities:
Goodwill	40	-
Litigation receivables	496	-
Capitalized software development costs	177	211

Total deferred tax liabilities	713	211

Net deferred tax assets	$-	$-

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

6. Income Taxes (continued)

At December 31, 2006, the Company has net operating loss carryforwards (NOLs) of $7.6 million, related to the PIA Acquisition available to reduce future federal taxable income. The $7.6 million PIA related net operating loss carryforwards begin to expire in the year 2012. Section 382 of the Internal Revenue Code restricts the annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership had occurred in 1999, thereby restricting the NOL’s prior to such date available to the Company to approximately $657,500 per year. In addition, the Company has NOLs related to its prior and current year losses totaling $9.7 million of which $1.1 million, $5.2 million and $3.4 million expire in 2023, 2024 and 2025, respectively.

As a result of 2006 losses, a challenging market and the lack of certainty of continued profitability in 2007, the Company established a valuation allowance equal to the total of its net deferred tax assets of $6.4 million.

The Company does not provide currently for U.S. income taxes on the undistributed earnings of its foreign subsidiaries since, at the present time, management expects any earnings to be reinvested in the foreign subsidiaries and not distributed.

7. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $780,000, $900,000, and $1.0 million for 2006, 2005, and 2004, respectively. At December 31, 2006, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

2007	$766
2008	531
2009	365
2010	277
2011	277
2012	124

Total	$2,340

International Commitments

The Company’s international model is to partner with local merchandising companies and combine their knowledge of the local market with the Company’s proprietary software and expertise in the merchandising business. In 2001, the Company established its first international subsidiary and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand through 9 subsidiaries.

Certain of these international subsidiaries are marginally profitable while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these subsidiaries.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

7. Commitments and Contingencies (continued)

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

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal in September 2006 for $1,307,700. Both parties have filed appeals. Pivotal/SGRP is seeking to have Safeway’s judgment overturned. Safeway has asked for a new trial on the judgment found against them. The appellate process is expected to take fourteen to twenty four months to complete. The Company has recorded both the $1.3 million settlement award and approximately $1.2 million of related legal expenses as a net favorable impact to other income of approximately $100,000 for the year ended December 31, 2006.

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

The following table summarizes the Company’s treasury stock activity for the years 2006, 2005, and 2004.

	Quantity	Amount

Treasury Stock, January 1, 2004	76,056	$384,107
Used to fulfill options exercised	(54,148)	(276,007)

Treasury Stock, December 31, 2004	21,908	108,100
Used to fulfill options exercised	(21,654)	(106,888)

Treasury Stock, December 31, 2005	254	$1,212
Used to fulfill options exercised	-	-

Treasury Stock, December 31, 2006	254	$1,212

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

9. Employee Benefits

Stock Purchase Plans

The Company has Employee and Consultant Stock Purchase Plans (the “SP Plans”). The SP Plans allow employees and consultants of the Company to purchase common stock without having to pay any commissions on the purchases. On August 8, 2002, the Company’s Board of Directors approved a 15% discount for employee purchases and recommended that its affiliates (see Note 10 - Related-Party Transactions) approve a 15% cash bonus for affiliate consultant purchases. The maximum amount that any employee or consultant can contribute to the SP Plans per quarter is $6,250, and the total number of shares reserved by the Company for purchase under the SP Plans is 500,000.

Shares purchased by employees and consultants under the SP Plans were 31,385, 28,065, and 43,023 for 2006, 2005, and 2004, respectively.

The Company’s expense resulting from the 15% discount offered to employees and consultants was approximately $5,200, $5,000, and $10,000 for the years ending December 31, 2006, 2005, and 2004, respectively.

Retirement/Pension Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. Employer contributions were approximately $29,000, $27,000, and $97,000 for 2006, 2005, and 2004, respectively.

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

SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists in the field (through its independent contractor field force) and approximately 78% of the Company’s domestic field management at a total cost of approximately $18.9 million, $20.0 million, and $24.4 million for 2006, 2005, and 2004, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS’s merchandising specialist field force of approximately 5,000 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides approximately 50 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs, except that for 2004 SMSI agreed to concessions that reduced the premium paid by approximately $640,000 for 2004. Total net premiums (4% of SMS and SMSI costs less 2004 concessions) paid to SMS and SMSI for services rendered were approximately $730,000, $770,000, and $320,000 for 2006, 2005, and 2004, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations, Messrs. Brown and Bartels benefit from any income of such companies allocated to them.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

10. Related-Party Transactions (continued)

SIT provided substantially all of the Internet computer programming services to the Company at a total cost of approximately $678,000, $771,000, and $1.2 million for 2006, 2005, and 2004, respectively. SIT provided approximately 23,000, 25,000, and 34,000 hours of Internet computer programming services to the Company for 2006, 2005, and 2004, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $28.87, $30.34, and $34.71 for 2006, 2005, and 2004, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for 2005. However, since SIT is a “Subchapter S” corporation, Messrs. Brown and Bartels benefit from any income of such company allocated to them.

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

The following transactions occurred between the Company and the above affiliates (in thousands):

	Year Ended December 31,
	2006	2005	2004
Services provided by affiliates:
Independent contractor services (SMS)	$15,094	$16,333	$19,944

Field management services (SMSI)	$3,850	$3,704	$4,502

Handheld computer leases (SMS)	$278	$266	$25

Internet and software program

consulting services (SIT)	$678	$771	$1,172

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

10. Related-Party Transactions (continued)

Accrued expenses due to affiliates (in thousands):	December 31,

	2006	2005

SPAR Marketing Services, Inc.	$1,238	$847
SPAR Management Services, Inc.	346	238
SPAR Infotech, Inc.	168	105

	$1,752	$1,190

In addition to the above, through the services of Affinity Insurance, Ltd., the Company purchased insurance coverage for its casualty and property insurance risk for approximately $1.1 million for each of the three years ended December 31, 2006, 2005, and 2004. The Company’s CEO and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

11. Stock Options

SGRP currently has four stock option plans: the 2000 Stock Option Plan (“2000 Plan”), the Special Purpose Stock Option Plan (“Special Purpose Plan”), the Amended and Restated 1995 Stock Option Plan (“1995 Plan”) and the 1995 Director’s Plan (“Director’s Plan”).

On December 4, 2000, SGRP adopted the 2000 Plan as the successor to the 1995 Plan and the Director’s Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000 under the 1995 Plan). The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for whom the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of SGRP’s common stock at the date of grant (although typically the options are issued at 100% of the fair market value), and the exercise price of incentive stock options must be equal to at least the fair market value of SGRP’s common stock at the date of grant. During 2006, options to purchase 338,000 shares of SGRP’s common stock were granted, options to purchase 13,835 shares of the Company’s common stock were exercised and options to purchase 190,887 shares of SGRP’s stock were voluntarily surrendered and cancelled under this plan. At December 31, 2006, options to purchase 2,221,534 shares of SGRP’s common stock remain outstanding under this plan and options to purchase 557,108 shares of SGRP’s common stock were available for grant under this plan.

On July 8, 1999, in connection with the merger, SGRP established the Special Purpose Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were options to purchase 134,114 shares granted at $0.01 per share under this plan. Since July 8, 1999, SGRP has not granted any new options under this plan. During 2006, 3,500 options to purchase shares of the Company’s common stock were exercised under this plan. At December 31, 2006, options to purchase 1,250 shares of SGRP’s common stock remain outstanding under this plan.

The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specific employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of SGRP’s common stock. The options had a term of ten years from the date of issuance, except in the case of incentive stock options granted to greater than 10% stockholders for which the term was five years. The exercise price of nonqualified stock options must have been equal to at least 85% of the fair market value of the Company’s common stock at the date of grant. Since 2000, the Company has not granted any new options

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

11. Stock Options (continued)

under this plan. During 2006, 1,000 options to purchase shares of SGRP’s common stock were cancelled. At December 31, 2006, options to purchase 13,375 shares of the Company’s common stock remain outstanding under this plan. The 1995 Plan was superseded by the 2000 Plan with respect to all new options issued.

The Director’s Plan was a stock option plan for non-employee directors and provided for the purchase of up to 120,000 shares of SGRP’s common stock. Since 2000, SGRP has not granted any new options under this plan. During 2006, no options to purchase shares of SGRP’s common stock were exercised under this plan. However, 20,000 options to purchase shares of SGRP’s common stock were cancelled under this plan. At December 31, 2006, there are no options to purchase shares of SGRP’s common stock that remain outstanding under this plan. The Director’s Plan has been replaced by the 2000 Plan with respect to all new options issued.

The following table summarizes stock option activity under SGRP’s plans:

	Shares	Weighted Average Exercise Price

Options outstanding, January 1, 2004	2,262,810	$1.85
2004
Granted	476,417	$1.47
Exercised	(75,802)	0.49
Canceled or expired	(1,372,167)	6.18

Options outstanding, December 31, 2004	1,291,258	$1.66

2005
Granted	1,334,973	$1.32
Exercised	(57,875)	1.20
Canceled or expired	(440,975)	1.30

Options outstanding, December 31, 2005	2,127,381	$1.53

2006
Granted	338,000	$0.99
Exercised	(17,335)	0.04
Canceled or expired	(211,887)	2.71

Options outstanding, December 31, 2006	2,236,159	$1.35

Option price range at December 31, 2006	$0.01 to $5.27

	2006	2005	2004

Grant Date weighted average fair value of
options granted during the year	$0.99	$1.32	$1.47

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

11. Stock Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
Less than $1.00	504,851	8.0 years	$0.86	232,466	$0.77
$1.01 - $2.00	1,531,503	6.9 years	1.30	921,613	1.32
$2.01 - $4.00	178,305	6.8 years	2.70	162,619	2.64
Greater than $4.00	21,500	6.3 years	5.07	21,376	5.07

Total	2,236,159			1,338,074

The Company recorded expenses of approximately $110,000, $70,000 and $103,000 for the twelve months ended December 31, 2006, 2005 and 2004, respectively, under the provision of SFAS No. 123 dealing with stock option grants to non-employees for stock option grants that were awarded to the employees of the Company’s affiliates. The Company determines the fair value of the options granted to non-employees using the Black-Scholes valuation model and expenses that value over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

12. Geographic Data

A summary of the Company’s net revenue, operating income (loss) and long lived assets by geographic area as of and for the year ended December 31, is as follows (in thousands):

	Year Ended December 31,

	2006	2005	2004

Net revenue:
United States	$ 34,082	$36,701	$ 43,163
International	23,234	14,885	8,207

Total net revenue	$ 57,316	$51,586	$ 51,370

	Year Months Ended December 31,

	2006	2005	2004

Operating (loss) income:
United States	$ (228)	$ 1,200	$(10,559)
International	(496)	725	(1,477)

Total operating (loss) income	$ (724)	$ 1,925	$(12,036)

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

12. Geographic Data (continued)

	December 31,

Long lived assets:	2006	2005

United States	$3,141	$1,799
International	253	346

Total long lived assets	$3,394	$2,145

International revenues disclosed above were based upon revenues reported by the Company’s nine international subsidiaries. The Japan subsidiary contributed 16%, 11% and 5% of the consolidated net revenue of the Company for the twelve months ended December 31, 2006, 2005, and 2004, respectively. Included in the 2006 international revenue was an additional quarter of revenue, totaling approximately $1.3 million or 2% of the consolidated net revenue of the Company, associated with the change in reporting year of the Company’s subsidiary in Japan. The Canadian subsidiary contributed 8%, 8% and 3% of the consolidated net revenue of the Company for the twelve months ended December 31, 2006, 2005, and 2004, respectively. The South African subsidiary contributed 4%, 7% and 8% to the consolidated net revenue of the Company for the twelve months ended December 31, 2006, 2005 and 2004, respectively,. The Australian subsidiary contributed 7% to the consolidated net revenue of the Company for the twelve months ended December 31, 2006. Each of the remaining foreign subsidiaries contributed less than 4% to the consolidated net revenue for the twelve months ended December 31, 2006, 2005 and 2004.

13. Restructuring Charges

In July 2004, as a result of the loss of several significant clients and the pending sale of the Company’s largest client, the Company entered into a plan to restructure and reduce its field force, as well as, its selling, general and administrative cost structure to reflect its lower revenue base. These reductions consisted of personnel reductions, personnel related expenses and office closings. As a result of the July 2004 restructuring, the Company expensed approximately $480,000 in the quarter ending September 30, 2004, approximately $230,000 for severance benefits and approximately $250,000 for office leases that the Company ceased using. By December 31, 2006, the Company’s restructuring reserve was fully utilized.

In 1999, in connection with the PIA Acquisition, the Company’s Board of Directors approved a plan to restructure the operations of the PIA Companies. Restructuring costs were composed of committed costs required to integrate the SPAR Companies’ and the PIA Companies’ field organizations and the consolidation of administrative functions to achieve beneficial synergies and costs savings. At June 30, 2004, the Company evaluated its restructuring reserves and determined that certain restructuring reserves were no longer necessary (see Note 3 - Impairment Charges).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

13. Restructuring Charges (continued)

The following table displays a roll forward of the liabilities for restructuring charges from January 1, 2004 to December 31, 2006 (in thousands):

	Employee Separation	Equipment Lease Settlements	Office Lease Settlements		Total

January 1, 2004, balance	$-	$450		$235	$685

Impairment charge (see Note 3 - Impairment
Charges)	-	(450)		(235)	(685)
2004 restructure plan	230	-		250	480
2004 payments	(230)	-		-	(230)

December 31, 2004, balance	$-	$-		$250	$250

2005 payments	-	-		(151)	(151)

December 31, 2005, balance	$-	$-		$99	$99

2006 payments	-	-		(99)	(99)

December 31, 2006, balance	$-	$-	$		$-

14. Net (Loss) Income Per Share

The following table sets forth the computations of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,

	2006	2005	2004

Numerator:
Net (loss) income	$(621)	$878	$(12,268)

Denominator:
Shares used in basic net (loss) income per share
calculation	18,934	18,904	18,859
Effect of diluted securities:
Employee stock options	-	456	-

Shares used in diluted net (loss) income per
share calculations	18,934	19,360	18,859

Basic and diluted net (loss) income per common
share:	$(0.03)	$0.05	$(0.65)

The computation of dilutive loss per share for 2006 and 2004 excluded anti-dilutive stock options to purchase approximately 249,000 and 430,000 shares as of December 31, 2006 and 2004, respectively.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2006

15. Quarterly Financial Data (Unaudited)

Quarterly data for 2006 and 2005 was as follows (in thousands, except earnings per share data):

	Quarter

	First	Second	Third	Fourth

Year Ended December 31, 2006:
Net revenues	$15,850	$12,919	$12,709	$15,838
Gross profit	$5,996	$3,777	$3,852	$6,228
Net income (loss)	$777	$100	$(1,393)	$(105)

Basic/diluted net income (loss) per
common share	$0.04	$0.01	$0.07)	$(0.01)

Year Ended December 31, 2005:
Net revenues	$14,521	$12,800	$11,060	$13,205
Gross profit	$5,870	$4,631	$3,466	$5,680
Net income (loss)	$1,169	$116	$(1,140)	$733

Basic/diluted net income (loss) per
common share	$0.06	$0.01	$(0.06)	$0.04

2006
First quarter net revenues were favorably impacted by the inclusion of an additional quarter of revenue, totaling $1.3 million, associated with the change in the reporting year of the Company’s subsidiary in Japan and approximately $800,000 of additional revenue from the termination of a customer service agreement.

Net income for the second quarter 2006 was favorably impacted by approximately $200,000 resulting from a favorable $1.3 million judgment awarded in a lawsuit offset by legal expenses of approximately $1.1 million.

2005
Included in the net income for the fourth quarter of 2005 is approximately $400,000 of other income resulting form the release of a reserve associated with the PIA Acquisition of July 1999.

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful
accounts	$616	84	300	(1)	$400

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful
accounts	$761	38	183	(1)	$616

Year ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful
accounts	$515	366	120	(1)	$761
Sales allowances	$448	-	448		$-

(1)     Uncollectible accounts written off, net of recoveries