Form 10-K/A
period 2006-12-31
SPAR GROUP INC
filed 2007-04-17
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-K/A - Amendment No. 1

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 0-27824

SPAR GROUP, INC .
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 555 White Plains Road, Suite 250, Tarrytown, New York (Address of principal executive offices)	33-0684451 (I.R.S. Employer Identification No.) 10591 (Zip Code)

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)
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

Introduction

This Form 10-K/A (Amendment No. 1) amends the Annual Report for the Fiscal Year ended December 31, 2006 on Form 10-K filed on April 2, 2007 by amending and restating certain portions of the Notes to the Consolidated Financial Statements to correct certain immaterial typographical and clerical errors (by substituting the indicated restatements that include such corrections) for general cleanup purposes, including use in the registrant’s annual report to its shareholders.

The first sentence of the second paragraph of page F-14 is amended, restated and completely replaced to remove a comma following the word “control” from the end of the sentence to read as follows:

“On September 10, 2004, the Company terminated the SPGI Revolver and the Term Loans in consideration for a new Promissory Note totaling $764,271 (which represented the amount outstanding under the SPGI Revolver at that time) and in the event of a change in control of STIMULYS, a share in the net proceeds resulting from such change in control.”

The last paragraph on page F-22 is hereby deleted in its entirety and replaced with the following new paragraph:

“Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at December 31, 2006 and 2005, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.”

The last sentence of the third paragraph of page F-29 is amended, restated and completely replaced to correct a typographical error to read as follows:

“At December 31, 2006, options to purchase 2,221,534 shares of SGRP’s common stock remain outstanding under this plan and options to purchase 577,108 shares of SGRP’s common stock were available for grant under this plan.”

The fourth sentence of the first paragraph of page F-32 is amended, restated and completely replaced to remove a comma following the word “respectively” from the end of the sentence to read as follows:

“The South African subsidiary contributed 4%, 7% and 8% to the consolidated net revenue of the Company for the twelve months ended December 31, 2006, 2005 and 2004, respectively.”

Index of Exhibits

      Exhibits.

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

Date: April 17, 2007