Form 10-Q
period 2007-03-31
SPAR GROUP INC
filed 2007-05-21
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2007.

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

On March 31, 2007, there were 18,934,182 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:     FINANCIAL INFORMATION

Item 1:    Financial Statements

SPAR Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$2,132	$1,148
Accounts receivable, net	11,500	12,982
Prepaid expenses and other current assets	522	553

Total current assets	14,154	14,683

Property and equipment, net	1,296	901
Goodwill	798	798
Other assets	1,446	1,695

Total assets	$17,694	$18,077

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,320	$2,551
Accrued expenses and other current liabilities	2,973	2,864
Accrued expenses due to affiliates	2,521	1,752
Customer deposits	550	560
Lines of credit	3,609	5,318

Total current liabilities	12,973	13,045

Other long-term liabilities	252	6
Minority interest	542	498

Total liabilities	13,767	13,549

Commitments and contingencies (Note - 9)

Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares - 3,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 47,000,000
Issued and outstanding shares -
18,934,182 - March 31, 2007
18,934,182 - December 31, 2006	189	189
Treasury stock	(1)	(1)
Accumulated other comprehensive loss	(114)	(109)
Additional paid-in capital	11,542	11,484
Accumulated deficit	(7,689)	(7,035)

Total stockholders' equity	3,927	4,528

Total liabilities and stockholders' equity	$17,694	$18,077

Note:	The Balance Sheet at December 31, 2006, is an excerpt from the audited financial statements at that date but does not include any of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Net revenues	$15,413	$15,850
Cost of revenues	10,294	9,854

Gross profit	5,119	5,996
Selling, general and administrative expenses	5,209	5,071
Depreciation and amortization	197	213

Operating (loss) income	(287)	712

Interest expense	89	51
Other expense (income)	21	(178)

(Loss) income before provision for income taxes and
minority interest	(397)	839
Provision for income taxes	67	45

(Loss) income before minority interest	(464)	794

Minority interest	45	17

Net (loss) income	$(509)	$777

Basic/diluted net (loss) income per common share:
Net (loss) income - basic/diluted	$(0.03)	$0.04

Weighted average common shares - basic	18,934	18,918

Weighted average common shares - diluted	18,934	19,071

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Cash Flows
(unaudited) (In thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net cash provided by (used in) operating activities	$3,044	$(184)

Investing activities
Purchases of property and equipment	(346)	(100)

Financing activities
Net payments on lines of credit	(1,709)	(282)

Translation loss	(5)	(36)

Net change in cash and cash equivalents	984	(602)
Cash and cash equivalents at beginning of period	1,148	1,914

Cash and cash equivalents at end of period	$2,132	$1,312

Supplemental disclosure of cash flow information
Interest paid	$64	$44
Taxes paid	$5	$97

The Company acquired equipment in the amount of $358,000 by entering into a capital lease in January 2007.

See accompanying notes.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

        The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, collectively, the “Company” or the “SPAR Group”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company’s Annual Report for 2006 on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007, and amended on Form 10-K/A filed with the SEC on April 13, 2007 (the “Company’s Annual Report for 2006 on Form 10-K As Amended”). The Company’s results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

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

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.	Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Numerator:

Net (loss) income	$(509)	$777

Denominator:
Shares used in basic net (loss) income per
share calculation	18,934	18,918

Effect of diluted securities:
Employee stock options	-	153

Shares used in diluted net (loss) income per
share calculation	18,934	19,071

Basic and diluted net (loss) income per
common share	$(0.03)	$0.04

4.	Lines of Credit

        In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

        The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 9.25% per annum at March 31, 2007), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.50% per annum based on fixed periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 9.0% per annum for the three months ended March 31, 2007.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

        The domestic revolving loan balances outstanding under the Credit Facility were $2.7 million and $4.2 million at March 31, 2007 and December 31, 2006, respectively. There were letters of credit outstanding under the Credit Facility of approximately $453,000 at both March 31, 2007, and December 31, 2006. As of March 31, 2007, the SPAR Group had unused availability under the Credit Facility of $1.1 million out of the remaining maximum $3.8 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at March 31, 2007 and December 31, 2006, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

        The Company was in violation of its Minimum EBITDA covenant at March 31, 2007, and in May 2007 Webster amended the Credit Facility to among other things, waive the violation and established an availability reserve. The Company does not expect to comply with its covenants in future periods and is working with Webster to adjust them. In addition, Webster requested and Messrs. Brown and Bartels agreed to provide personal guarantees totaling $1.0 million. However, there can be no assurances that Webster will adjust the future covenants or that the Company will be able to comply with the adjusted future covenants and that if the Company violates such adjusted covenants, Webster will continue to issue waivers in the future.

        The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $848,000 (based upon the exchange rate at March 31, 2007). The outstanding balances under the line of credit agreements were 70 million Yen or approximately $594,000 at March 31, 2007 and December 31, 2006 (based upon the exchange rate at those dates). The average interest rate was 1.625% per annum for the three months ended March 31, 2007. In addition, the Japan subsidiary had cash balances totaling 174 million Yen or approximately $1.5 million (based upon the exchange rate at March 31, 2007).

        In 2006, the Australian subsidiary SPARFACTS Australia Pty. Ltd. entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $889,000 (based upon the exchange rate at March 31, 2007). The outstanding balances under the line of credit were $339,000 (Australian) or approximately $274,000 and $429,000 (Australian) or approximately $339,000 at March 31, 2007 and December 31, 2006, respectively (based upon the exchange rate at these dates). The average interest rate was 10.6% per annum for the three months ended March 31, 2007.

        On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian) or approximately $866,000 (based upon the exchange rate at March 31, 2007). The Demand Operating Loan provides for borrowings based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). At March 31, 2007, SPAR Canada did not have any borrowings outstanding under the credit agreement. The outstanding balance on the credit agreement was $238,000 (Canadian) or approximately $204,000 at December 31, 2006 (based upon the exchange rate at that date).

5.	Capital Lease Obligations

        The Company leases certain equipment under capital leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the leases. The equipment has cost of $358,000, accumulated depreciation of $28,000 and a net book value of $328,000 at March 31, 2007.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

        Annual future minimum lease payments required under the leases together with their present value as of March 31, 2007 are as follows:

Year Ending December 31	Amount
2007	$100,000
2008	$134,000
2009	$134,000
2010	$ 33,000

$401,000
Less amount representing interest @ 7.6%	$ 64,000

Present value of net minimum lease payments	$337,000
Less current portion included with other current liabilities	$ 90,000

Long-term portion included with other long-term liabilities	$247,000

6.	Related-Party Transactions

        Mr. Robert G. Brown, a Director, the Chairman, President and Chief Executive Officer and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR Infotech, Inc. (“SIT”).

        SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists field force (through independent contractors) for both the three months ended March 31, 2007 and 2006, and approximately 78% and 86% of the Company’s domestic field management at a total cost to the Company of approximately $4.7 million and $5.8 million for the three months ended March 31, 2007 and 2006, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS’s merchandising specialist field force of approximately 4,900 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides approximately 49 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs. Total net premiums (4% of SMS and SMSI costs) paid to SMS and SMSI for services rendered were approximately $189,000 and $235,000 for the three months ended March 31, 2007, and 2006, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

        SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of approximately $166,000 and $187,000 for the three months ended March 31, 2007 and 2006, respectively. SIT provided approximately 5,400 and 6,400 hours of Internet computer programming services to the Company for the three months ended March 31, 2007 and 2006, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $30.69 and $29.07 for the three months ended March 31, 2007 and 2006, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the three months ended March 31, 2007 and 2006, respectively. However, since SIT is a “Subchapter S” corporation and is owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

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

        The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended March 31,
	2007	2006
Services provided by affiliates:
Independent contractor services (SMS)	$3,871	$4,820

Field management services (SMSI)	$793	$951

Handheld computer leases (SMS)	$70	$70

Internet and software program
consulting services (SIT)	$166	$187

	March 31, 2007	December 31, 2006

Accrued expenses due to affiliates (in thousands):

SPAR Marketing Services, Inc. (SMS)	$1,911	$1,238

SPAR Management Services, Inc. (SMSI)	$438	$346

SPAR Infotech, Inc. (SIT)	$172	$168

        In addition to the above, through the services of Affinity Insurance, Ltd. (“Affinity”), the Company purchases insurance coverage for its casualty and property insurance risk. The Company’s Chairman/CEO and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

7.	Stock-Based Compensation

        As of January 1, 2006, SFAS No. 123(R) became effective and applicable to the Company’s accounting for its employee stock options. Under SFAS No. 123(R), compensation expense is now recognized in the Company’s financial statements when employee stock options are granted. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model. The Black-Scholes calculation was performed for the three months ended March 31, 2007, utilizing the methodology and assumptions consistent with those used in prior periods, which were disclosed in the Company’s previously filed Annual Report on Form 10-K, As Amended.

        Share-based compensation expense related to employee stock option grants totaled approximately $80,000 and $84,000 for the three months ended March 31, 2007 and 2006 respectively. Basic and diluted earnings per share were impacted by approximately $0.004 for both the three month periods ended March 31, 2007 and 2006.

        In addition, the Company awards stock options to the employees of the Company’s affiliates. Under the provision of SFAS No. 123 dealing with non-employee stock options awarded to the employees of the Company’s affiliates, the Company recorded an expense for the three months ended March 31, 2007 and 2006, of approximately $37,000 and $57,000 respectively.

        The Company determines the fair value of the options granted to employees and non-employees using the Black-Scholes valuation model and expenses amounts or recovers amounts previously expensed over the employee’s requisite service period, which generally is the options’ vesting period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

8.	Customer Deposits

        Customer deposits at March 31, 2007, were approximately $550,000 (approximately $194,000 from domestic operations and approximately $356,000 from international operations) compared to approximately $560,000 at December 31, 2006 (approximately $214,000 from domestic operations and approximately $346,000 from international operations).

9.	Commitments and Contingencies

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

        Certain of these subsidiaries are profitable, while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these subsidiaries.

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

        On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal in September 2006 for $1,307,700. Both parties filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal. Pivotal/SGRP is seeking to have Safeway’s judgment overturned, thereby increasing the award to Pivotal by over $5 million. Safeway has asked for a new trial on the judgment found against it. The appellate process is expected to take fourteen to twenty four months to complete. In the interim, the court has ordered a mediation of the dispute that is to take place during May 2007. The Company has recorded the net $1.3 million settlement award in other assets.

        In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.	Geographic Data

        A summary of the Company’s net revenues, operating (loss) income and long lived assets by geographic area for the three months ended March 31, 2007 and 2006, respectively, and at March 31, 2007 and December 31, 2006, are as follows (in thousands):

	Three Months Ended March 31,
Net revenues:	2007	2006

United States	$8,433	$10,818
International	6,980	5,032

Total net revenues	$15,413	$15,850

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

	Three Months Ended March 31,
Operating (loss) income:	2007	2006

United States	$(273)	$716
International	(14)	(4)

Total operating (loss) income	$(287)	$712

	March 31, 2007	December 31, 2006
Long lived assets:	2007	2006

United States	$3,293	$3,141
International	247	253

Total long lived assets	$3,540	$3,394

        International revenues disclosed above were based upon revenues reported by the Company’s nine international subsidiaries. The Japan subsidiary contributed 18% and 17% of the consolidated net revenue of the Company for the three months ended March 31, 2007 and 2006, respectively. Included in the international revenue for the three months ended March 31, 2006, was an additional quarter of revenue, totaling approximately $1.3 million or 8% of the consolidated net revenue of the Company, associated with the change in reporting year of the Company’s subsidiary in Japan. The Canadian subsidiary contributed 8% and 7% of the consolidated net revenue of the Company for the three months ended March 31, 2007 and 2006, respectively. The Australian subsidiary contributed 9% to the consolidated net revenue of the Company for the three months ended March 31, 2007. Each of the remaining foreign subsidiaries contributed less than 4% to the consolidated net revenue for the three months ended March 31, 2007 and 2006, respectively.

11.	Supplemental Balance Sheet Information

	March 31, 2007	December 31, 2006
Accounts receivable, net, consists of the following (in thousands):

Trade	$8,102	$10,112
Unbilled	3,246	2,774
Non-trade	482	496

	11,830	13,382
Less allowance for doubtful accounts	(330)	(400)

Accounts receivable, net	$11,500	$12,982

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

	March 31, 2007	December 31, 2006
Property and equipment, net, consists of the following (in thousands):

Equipment	$5,514	$5,380
Furniture and fixtures	597	606
Leasehold improvements	943	568
Capitalized software development costs	1,557	1,508

	8,611	8,062
Less accumulated depreciation and amortization	7,315	7,161

Property and equipment, net	$1,296	$901

	March 31, 2007	December 31, 2006
Accrued expenses and other current liabilities consist of the following (in thousands):

Taxes payable	$766	$489
Accrued accounting and legal expense	183	219
Accrued salaries payable	622	946
Other	1,402	1,210

Accrued expenses and other current liabilities	$2,973	$2,864

12.	Foreign Currency Rate Fluctuations

        The Company has foreign currency exposure associated with its international subsidiaries. In both 2007 and 2006, these exposures are primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At March 31, 2007, international assets totaled $7.1 million and international liabilities totaled $10.5 million. For 2007, international revenues totaled $7.0 million and the Company’s share of the net loss was approximately $118,000.

13.	Interest Rate Fluctuations

        The Company is exposed to market risk related to the variable interest rate on its lines of credit. At March 31, 2007, the Company’s outstanding debt totaled approximately $3.6 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollars Equivalent (2)
United States	9.25%	2,741 USD	$ 2,741
Japan	1.63%	70,000 YEN	594
Australia	10.60%	339 AUD	274

			$ 3,609

(1) Based on interest rate at March 31, 2007.
(2) Based on exchange rate at March 31, 2007.

        Based on the average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows for the three months ended March 31, 2007 by approximately $11,100.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

14.	Recently Issued Accounting Standards

        In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115 (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Management is currently assessing the potential impact of this standard on SPAR’s financial condition and results of operations.

15.	Taxes

        In July 2006, the FASB issued FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The Company has adopted FIN 48 as of January 1, 2007 and has reported on its financial statements the effects in this 10-Q report for the period ended March 31, 2007.

        FIN 48 requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. Management has made the policy to record this interest and penalties as additional tax expense.

        SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. state and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2004 through the present. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

        The Company’s tax reserves at December 31, 2006, $140,000 for potential domestic state tax liabilities were sufficient to meet the requirements of FIN 48. However, the $146,000 reserve for potential international tax liabilities were not sufficient to meet the adoption of FIN 48 and therefore, the Company recorded an adjustment to the accumulated deficit of $145,000.

        Details of the Company’s FIN 48 reserves at March 31, 2007 are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$105	$17	$18	$140
Federal	-	-	-	-
International	251	14	26	291

Total FIN 48 Reserve	$356	$31	$44	$431

SPAR Group, Inc.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (this “Quarterly Report”), of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) that are based on the Company’s best estimates. In particular and without limitation, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains such forward-looking statements, which are included in (among other places) the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carryforwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “likely”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

        You should carefully review this management discussion and analysis together with the risk factors and other cautionary statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 and as amended on Form 10-K/A filed with the SEC on April 13, 2007 (the “Company’s Annual Report for 2006 on Form 10-K As Amended”), including the risk factors described in Item 1 of that annual report under the caption “Certain Risk Factors” and the changes (if any) in such risk factors described in Item IA of Part II of this Quarterly Report (collectively, “Risk Factors”), as well as the cautionary statements contained in this Quarterly Report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Risk Factors and other cautionary statements in this Quarterly Report and in the Company’s Annual Report for 2006 on Form 10-K As Amended, which are incorporated by reference into this Quarterly Report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved in whole or in part. The Company undertakes no obligation to publicly update or revise any forward-looking statements, or any Risk Factors or other cautionary statements, whether as a result of new information, future events or otherwise, except as required by law.

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

SPAR Group, Inc.

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

Critical Accounting Policies

        There were no material changes to the Company’s critical accounting policies as reported in the Company’s Annual Report for 2006 on Form 10-K As Amended.

SPAR Group, Inc.

Results of Operations

Three months ended March 31, 2007, compared to three months ended March 31, 2006

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2007		2006		Increase
	$	%	$	%	(decrease) %
Net revenues	$15,413	100.0%	$15,850	100.0%	(2.8)%
Cost of revenues	10,294	66.8	9,854	62.2	4.5
Selling, general & administrative expense	5,209	33.8	5,071	32.0	2.7
Depreciation and amortization	197	1.3	213	1.3	(7.4)
Interest expense	89	0.6	51	0.3	73.0
Other expense (income)	21	0.1	(178)	(1.1)	(111.	9)

(Loss) income before income tax provision and minority interest	(397)	(2.6)	839	5.3	(147.	3)
Provision for income taxes	67	0.4	45	0.3	50.1

(Loss) income before minority interest	(464)	(3.0)	794	5.0	(158.	4)
Minority interest	45	0.3	17	0.1	165.3

Net (loss) income	$(509)	(3.3)%	$777	4.9%	(165.	5)%

Net Revenues

        Net revenues for the three months ended March 31, 2007, were $15.4 million, compared to $15.8 million for the three months ended March 31, 2006, a decrease of $437,000.

        International net revenues totaled $7.0 million for 2007 compared to $5.0 million in 2006. Included in international revenues for 2006 was an additional quarter of revenue totaling $1.3 million resulting from the change in the reporting year for the Japanese subsidiary. Excluding the $1.3 million, international 2007 net revenues increased $3.3 million or 110% from 2006. The increase in international net revenues was due to additional revenues from international subsidiaries that began operations in the second half of 2006 totaling $1.6 million (Australia $1.4 million, Lithuania $207,000) and increased net revenues from subsidiaries with operations continuing from 2006 totaling $2.0 million (Japan $1.5 million, India $172,000, Turkey $100,000, Canada $173,000 and China $52,000), partially offset by net revenue decreases in South African and Romania of $266,000 and $15,000, respectively.

        Domestic net revenues totaled $8.4 million in 2007 compared to $10.8 million in 2006. Included in domestic revenue for 2006 was $770,000 from the termination of a customer service agreement. Excluding the $770,000, domestic net revenues decreased $1.6 million primarily as a result of reduced business from a client that is in the process of selling its US operation, partially offset by revenue from new clients that started doing business with the Company in the fourth quarter of 2006.

        Approximately 12% and 10% of the Company’s net revenues for the three months ended March 31, 2007 and 2006, respectively, resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 5% and 7% of the Company’s accounts receivable at March 31, 2007 and December 31, 2006, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail electronics chain.

SPAR Group, Inc.

        One domestic client accounted for 8% and 13% of the Company’s net revenue for the three months ended March 31, 2007, and 2006, respectively. This client also accounted for approximately 4% and 6% of accounts receivable at March 31, 2007, and December 31, 2006, respectively.

        A second domestic client accounted for 6% and 12% of the Company’s net revenue for the three months ended March 31, 2007, and 2006, respectively. This client also accounted for approximately 6% and 10% of accounts receivable at March 31, 2007, and December 31, 2006, respectively.

        The loss of the ability to provide merchandising and marketing services in this chain and other chains or the loss of other clients could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company’s business, results of operations and financial condition.

Cost of Revenues

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 66.8% of net revenues for the three months ended March 31, 2007, compared to 62.2% for the three months ended March 31, 2006.

        Domestic cost of revenues was 67.3% and 61.9% of net revenues for the three months ended March 31, 2007, and 2006, respectively. The $770,000 of 2006 revenue attributed to the termination of a client service agreement favorably impacted 2006 cost of revenue by 4.8%.

        Internationally, the cost of revenues as a percentage of net revenues was 66.1% and 62.7% for the three months ended March 31, 2007, and 2006, respectively. The international cost of revenues percentage increase was primarily attributable to higher cost revenues in Japan.

        Approximately 82% and 86% of the Company’s domestic cost of revenues in the three months ended March 31, 2007 and 2006, respectively, resulted from in-store independent contractor and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 — Related-Party Transactions).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. Selling, general and administrative expenses increased by approximately $138,000, or 2.7%, for the three months ended March 31, 2007 to $5.2 million compared to $5.1 million for the three months ended March 31, 2006.

        International selling, general and administrative expenses totaled $2.3 million for 2007 compared to $1.9 million in 2006. Included in 2006 was an additional quarter of selling, general, and administrative expenses totaling $544.000 resulting from the change in the reporting year for the Japanese subsidiary. Excluding the $544,000, international 2007 selling, general, and administrative expenses increased $1.0 million or 80.4% from 2006. The increase in international selling, general and administrative expenses was due to additional selling, general and administrative expenses from international subsidiaries that began operations in the second half of 2006 totaling $482,000 (Australia $420,000 and Lithuania $62,000) and increased selling, general and administrative expenses from subsidiaries with operations continuing from 2006 totaling $566,000 (Japan $308,000, Canada 4,000, Turkey $17,000, China $43,000, India $27,000 and $52,000 in corporate international business development expenses), partially offset by decreases in selling, general and administrative expenses, South African $36,000 and Romania $9,000.

SPAR Group, Inc.

        Domestic selling, general and administrative expenses totaled $2.9 million in 2007 compared to $3.2 million in 2006. The decrease in domestic selling, general and administrative expenses of $300,000 is primarily the result of cost reductions initiated in 2006.

Depreciation and Amortization

        Depreciation and amortization charges for the three months ended March 31, 2007 totaling $197,000 were comparable with $213,000 for the three months ended March 31, 2006.

Interest Expense

        Interest expense totaled $89,000 and $51,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense was a result of higher debt levels and interest rates in the first three months in 2007.

Other Expense

        Other expense was $21,000 for the three months ended March 31, 2007 compared to other income of $178,000 for the three months ended March 31, 2006. Other income in 2006 was primarily a result of a favorable settlement of a vendor lawsuit of approximately $175,000.

Income Taxes

        Income taxes were approximately $67,000 and $45,000 for the three months ended March 31, 2007 and 2006, respectively. The tax provisions were primarily for minimum state taxes due. There were no tax provisions for federal tax as the Company reported a loss for the three months ended March 31, 2007, and in 2006 the Company was projecting to use net operating loss carryforwards to offset projected federal income taxes.

Minority Interest

        The combined operating results of the 51% and the 50% owned subsidiaries generated net losses for both the three months ended March 31, 2007 and 2006. These losses resulted in a charge to minority interest of approximately $45,000 and $17,000, respectively.

Net Loss

        The Company had a net loss of $509,000 for the three months ended March 31, 2007, or $0.03 per diluted share, compared to a net income of $777,000, or $0.04 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

        In the three months ended March 31, 2007 the Company had a net loss of $509,000.

        Net cash provided by operating activities for the three months ended March 31, 2007 was $3.0 million compared to net cash used in operating activities of $184,000 for the prior year. The increase in net cash provided by operating activities was primarily due to decreases in accounts receivable and other assets, and increases in accounts payable and accrued expenses due to affiliates.

        Net cash used in investing activities for the three months ended March 31, 2007 and March 31, 2006, was approximately $346,000 and $100,000, respectively. The increase in net cash used in investing activities was a result of increased purchases of property and equipment in 2007.

SPAR Group, Inc.

        Net cash used in financing activities for the three months ended March 31, 2007 and March 31, 2006, was approximately $1.7 million and $282,000, respectively. The increase of net cash used in financing activities was primarily a result of increased payments on lines of credit.

        The above activity resulted in an increase in cash and cash equivalents for the three months ended March 31, 2007, of approximately $984,000.

        At March 31, 2007, the Company had positive working capital of $1.3 million, as compared to a positive working capital of $1.6 million at December 31, 2006. The Company’s current ratio was 1.10 at March 31, 2007, and 1.13 at December 31, 2006.

        In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning April 2007. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

        The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 0.75% per annum (a total of 9.0% per annum at March 31, 2007), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.50% per annum based on fixed periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 9.0% per annum for the three months ended March 31, 2007.

        The domestic revolving loan balances outstanding under the Credit Facility were $2.7 million and $4.2 million at March 31, 2007 and December 31, 2006, respectively. There were letters of credit outstanding under the Credit Facility of approximately $453,000 at both March 31, 2007, and December 31, 2006. As of March 31, 2007, the SPAR Group had unused availability under the Credit Facility of $1.1 million out of the remaining maximum $3.8 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at March 31, 2007 and December 31, 2006, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

        The Company was in violation of its Minimum EBITDA covenant at March 31, 2007, and in May 2007 Webster amended the Credit Facility to among other things, waive the violation and establish an availability reserve. The Company does not expect to comply with its covenants in future periods and is working with Webster to adjust them. In addition, Webster requested and Messrs. Brown and Bartels agreed to provide personal guarantees totaling $1.0 million. However, there can be no assurances that Webster will adjust the future covenants or that the Company will be able to comply with the adjusted future covenants and that if the Company violates such adjusted covenants, Webster will continue to issue waivers in the future.

        The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $848,000 (based upon the exchange rate at March 31, 2007). The outstanding balances under the line

SPAR Group, Inc.

of credit agreements were 70 million Yen or approximately $594,000 at March 31, 2007 and December 31, 2006 (based upon the exchange rate at those dates). The average interest rate was 1.625% per annum for the three months ended March 31, 2007. In addition, the Japan subsidiary had cash balances totaling 174 million Yen or approximately $1.5 million (based upon the exchange rate at March 31, 2007).

        In 2006, the Australian subsidiary SPARFACTS Australia Pty. Ltd. entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $889,000 (based upon the exchange rate at March 31, 2007). The outstanding balances under the line of credit were $339,000 (Australian) or approximately $274,000 and $429,000 (Australian) or approximately $339,000 at March 31, 2007 and December 31, 2006, respectively (based upon the exchange rate at these dates). The average interest rate was 10.6% per annum for the three months ended March 31, 2007.

        On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian) or approximately $866,000 (based upon the exchange rate at March 31, 2007). The Demand Operating Loan provides for borrowings based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). At March 31, 2007, SPAR Canada did not have any borrowings outstanding under the credit agreement. The outstanding balance on the credit agreement was $238,000 (Canadian) or approximately $204,000 at December 31, 2006 (based upon the exchange rate at that date).

        The Company’s international business model is to partner with local merchandising companies and combine the Company’s proprietary software and expertise in the merchandising and marketing services business with their partner’s knowledge of the local market. In 2001, the Company established its first subsidiary in Japan and has continued this strategy. As of this filing, the Company is currently operating in 12 countries and has 9 international subsidiaries. Certain of these subsidiaries are profitable, while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may be required to provide additional cash infusions into these subsidiaries.

        Management believes that based upon the results of Company’s operations and the existing credit facilities, sources of cash availability will be sufficient to support ongoing operations over the next twelve months. However, continued losses, delays in collection of receivables due from any of the Company’s major clients, or a significant reduction in business from such clients could have a material adverse effect on the Company’s cash resources and its ongoing ability to fund operations.

Certain Contractual Obligations

        The following table contains a summary of certain of the Company’s contractual obligations by category as of March 31, 2007 (in thousands).

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$3,609	$3,609	-	$ -	$ -

Capital Lease Obligations	401	100	301	-	-

Operating Lease Obligations	2,189	810	1,128	251	-

Total	$6,199	$4,519	$1,429	$251	$ -

        The Company also had approximately $453,000 in outstanding Letters of Credit at March 31, 2007.

SPAR Group, Inc.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Company’s accounting policies for financial instruments and disclosures relating to financial instruments require that the Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and lines of credit. The Company carries current assets and liabilities at their stated or face amounts in its consolidated financial statements, as the Company believes those amounts approximate the fair value for these items because of the relatively short period of time between origination of the asset or liability and their expected realization or payment. The Company monitors the risks associated with asset and liability positions, as well as interest rates. The Company’s investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon the safety and liquidity objectives.

        The Company is exposed to market risk related to the variable interest rate on its lines of credit. At March 31, 2007, the Company’s outstanding debt totaled $3.6 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollars Equivalent (2)
United States	9.25%	2,741 USD	$2,741
Japan	1.63%	70,000 YEN	594
Australia	10.60%	339 AUD	274

			$3,609

(1)	Based on interest rate at March 31, 2007.
(2)	Based on exchange rate at March 31, 2007.

        Based on the 2007 average outstanding borrowings under the Company’s variable interest on its lines of credit, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows for the three months ended March 31, 2007, by approximately $11,100.

        The Company has foreign currency exposure associated with its international subsidiaries. In both 2007 and 2006, these exposures are primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At March 31, 2007, international assets totaled $7.1 million and international liabilities totaled $10.5 million. For 2007, international revenues totaled $7.0 million and the Company’s share of the net loss was approximately $118,000.

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

        On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal in September 2006 for $1,307,700. Both parties filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal. Pivotal/SGRP is seeking to have Safeway’s judgment overturned, thereby increasing the award to Pivotal by over $5 million. Safeway has asked for a new trial on the judgment found against it. The appellate process is expected to take fourteen to twenty four months to complete. In the interim, the court has ordered a mediation of the dispute that is to take place during May 2007.

        In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

        There have been no other new reportable proceedings or material developments in previously reported proceedings since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007, as amended on Form 10-K/A by Amendment No. 1 filed with the SEC on April 13, 2007, (the “Company’s Annual Report for 2006 on Form 10-K As Amended”).

Item 1A.    Risk Factors

        The Company’s Annual Report for 2006 on Form 10-K As Amended describes various risk factors applicable to the Company and its businesses in Item 1 under the caption “Certain Risk Factors”, which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company’s risk factors since the Company’s Annual Report for 2006 on Form 10-K As Amended.

Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a): Not applicable Item 2(b): Not applicable Item 2(c): Not applicable

SPAR Group, Inc.

Item 3:    Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None. Item 3(b): Defaults under Preferred Stock: Not applicable.

Item 4:    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:    Other Information

Not applicable.

Item 6:    Exhibits

10.1	Waiver and Amendment No. 9 To Third Amended and Restated Revolving Credit and Security Agreement entered into as of May 18, 2007.

10.2	Limited Guaranty of Robert G. Brown in favor of Webster Business Credit Corporation, dated as of May 18, 2007.

10.3	Limited Guaranty of William H. Bartels in favor of Webster Business Credit Corporation, dated as of May 18, 2007.

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SPAR Group, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2007	SPAR Group, Inc., Registrant By: /s/ Charles Cimitile Charles Cimitile Chief Financial Officer, Treasurer, Secretary and duly authorized signatory