Form 10-Q
period 2007-06-30
SPAR GROUP INC
filed 2007-08-20
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2007.

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

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes       No

On June 30, 2007, there were 18,934,182 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements

SPAR Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,601	$1,148
Accounts receivable, net	8,507	12,982
Prepaid expenses and other current assets	638	553

Total current assets	10,746	14,683

Property and equipment, net	1,297	901
Goodwill	798	798
Other assets	1,557	1,695

Total assets	$14,398	$18,077

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,558	$2,551
Accrued expenses and other current liabilities	3,201	2,864
Accrued expenses due to affiliates	2,299	1,752
Customer deposits	677	560
Lines of credit	2,426	5,318

Total current liabilities	11,161	13,045

Other long-term liabilities	215	6
Minority interest	514	498

Total liabilities	11,890	13,549

Commitments and contingencies (Note - 9)

Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares - 3,000,000
Issued and outstanding shares - none	-	-
Common stock, $.01 par value:
Authorized shares - 47,000,000
Issued and outstanding shares -
18,934,182 - June 30, 2007
18,934,182 - December 31, 2006	189	189
Treasury stock	(1)	(1)
Accumulated other comprehensive loss	(47)	(109)
Additional paid-in capital	11,649	11,484
Accumulated deficit	(9,282)	(7,035)

Total stockholders' equity	2,508	4,528

Total liabilities and stockholders' equity	$14,398	$18,077

Note:	The Balance Sheet at December 31, 2006, is an excerpt from the audited financial statements at that date but does not include any of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net revenues	$12,506	$12,919	$27,919	$28,769
Cost of revenues	8,757	9,142	19,255	18,996

Gross profit	3,749	3,777	8,664	9,773

Selling, general and administrative expenses	5,226	3,866	10,232	8,937
Depreciation and amortization	194	183	391	396

Operating (loss) income	(1,671)	(272)	(1,959)	440

Interest expense	93	46	181	97
Other income	(71)	(411)	(50)	(589)

(Loss) income before provision for income taxes and
minority interest	(1,693)	93	(2,090)	932

Provision for income taxes	74	54	141	99

(Loss) income before minority interest	(1,767)	39	(2,231)	833

Minority interest	(28)	(61)	16	(44)

Net (loss) income	$(1,739)	$100	$(2,247)	$877

Basic/diluted net (loss) income per common share:

Net (loss) income - basic/diluted	$(0.09)	$0.01	$(0.12)	$0.05

Weighted average common shares - basic	18,934	18,926	18,934	18,922

Weighted average common shares - diluted	18,934	19,206	18,934	19,207

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Cash Flows
(unaudited) (In thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net cash provided by (used in) operating activities	$3,758	$(6)

Investing activities
Purchases of property and equipment	(429)	(205)

Financing activities
Net payments on lines of credit	(2,892)	(2)
Other long-term liabilities	(46)	(2)
Proceeds from employee stock purchase plan and options exercised	-	1

Net cash used in financing activities	(2,938)	(3)

Translation gain (loss)	62	(45)

Net change in cash and cash equivalents	453	(259)
Cash and cash equivalents at beginning of period	1,148	1,914

Cash and cash equivalents at end of period	$1,601	$1,655

Supplemental disclosure of cash flow information
Interest paid	$127	$100
Taxes paid	$8	$100

The Company acquired equipment in the amount of $358,000 by entering into a capital lease in January 2007.

See accompanying notes.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

        The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, collectively, the “Company” or the “SPAR Group”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company’s Annual Report for 2006 on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007, and amended on Form 10-K/A by Amendment No. 1 filed with the SEC on April 13, 2007 (the “Company’s Annual Report for 2006 on Form 10-K As Amended”). The Company’s results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

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

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.	Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Numerator:

Net (loss) income	$(1,739)	$100	$(2,247)	$877

Denominator:
Shares used in basic net (loss) income per
share calculation	18,934	18,926	18,934	18,922

Effect of diluted securities:
Employee stock options	-	280	-	285

Shares used in diluted net (loss) income per
share calculation	18,934	19,206	18,934	19,207

Basic and diluted net (loss) income per common share	$(0.09)	$0.01	$(0.12)	$0.05

4.	Lines of Credit

        In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable less certain reserves). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

        The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 9.25% per annum at June 30, 2007), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.50% per annum based on fixed periods of one, two, three or six months. The actual average interest rate under the Credit Facility was 9.13% per annum for the six months ended June 30, 2007.

        The domestic revolving loan balances outstanding under the Credit Facility were $1.6 million and $4.2 million at June 30, 2007 and December 31, 2006, respectively. There were letters of credit outstanding under the Credit Facility of approximately $453,000 at both June 30, 2007, and December 31, 2006. As of June 30, 2007, the SPAR Group had unused availability under the Credit Facility of $386,000 out of the remaining maximum $4.9 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

        Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at June 30, 2007 and December 31, 2006, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

        The Company was in violation of its Minimum EBITDA covenant at June 30, 2007, and in August 2007 Webster amended the Credit Facility to among other things, waive the violation and reduce the previously established availability reserve. The Company does not expect to comply with its covenants in future periods and there can be no assurances that if the Company violates such covenants, Webster will continue to issue waivers. In addition, Mr. Robert G. Brown, a Director, the Chairman (former President and Chief Executive Officer) and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Credit Facility totaling $1.0 million.

        The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $811,000 (based upon the exchange rate at June 30, 2007). The outstanding balances under the line of credit agreements were 70 million Yen or approximately $568,000 at June 30, 2007 and $588,000 at December 31, 2006 (based upon the exchange rate at those dates). The average interest rate was 1.63% per annum for the six months ended June 30, 2007. In addition, the Japan subsidiary had cash balances totaling 133 million Yen or approximately $1.1 million and 97 million Yen or approximately $800,000 at June 30, 2007 and December 31, 2006 respectively (based upon the exchange rates at that date).

        In 2006, the Australian subsidiary SPARFACTS Australia Pty. Ltd. entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $934,000 (based upon the exchange rate at June 30, 2007). There were no outstanding balances under the line of credit agreement at June 30, 2007 and $429,000 (Australian) or approximately $339,000 at December 31, 2006 (based upon the exchange rate at that date). The average interest rate was 10.6% per annum for the six months ended June 30, 2007.

        In 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian) or approximately $944,000 (based upon the exchange rate at June 30, 2007). The Demand Operating Loan provides for borrowings based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). The outstanding balances under the line of credit agreement were $270,000 (Canadian) or approximately $255,000 and $238,000 (Canadian) or approximately $204,000 at June 30, 2007 and December 31, 2006, respectively (based upon the exchange rate at that date). The average interest rate was 7.0% per annum for the six months ended June 30, 2007.

5.	Capital Lease Obligations

        The Company leases certain equipment under capital leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the leases. The equipment has cost of $358,000, accumulated depreciation of $60,000 and a net book value of $298,000 at June 30, 2007.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

        Annual future minimum lease payments required under the leases together with their present value as of June 30, 2007 are as follows:

Year Ending December 31	Amount
2007	$67,000
2008	134,000
2009	134,000
2010	33,000

368,000
Less amount representing interest @ 7.6%	54,000

Present value of net minimum lease payments	314,000
Less current portion included with other current liabilities	103,000

Long-term portion included with other long-term liabilities	$211,000

6.	Related-Party Transactions

        Mr. Robert G. Brown, a Director, the Chairman (former President and Chief Executive Officer) and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR Infotech, Inc. (“SIT”).

        SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists field force (through independent contractors) for both the six months ended June 30, 2007 and 2006, and approximately 83% and 86% of the Company’s domestic field management at a total cost to the Company of approximately $8.5 million and $10.7 million for the six months ended June 30, 2007 and 2006, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS’s merchandising specialist field force of approximately 2,900 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 48 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs. Total net premiums (4% of SMS and SMSI costs) paid to SMS and SMSI for services rendered were approximately $348,000 and $412,000 for the six months ended June 30, 2007, and 2006, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

        SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of approximately $337,000 and $363,000 for the six months ended June 30, 2007 and 2006, respectively. SIT provided approximately 10,500 and 12,600 hours of Internet computer programming services to the Company for the six months ended June 30, 2007 and 2006, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $31.92 and $28.90 for the six months ended June 30, 2007 and 2006, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the six months ended June 30, 2007 and 2006, respectively. However, since SIT is a “Subchapter S” corporation and is owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

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

        The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Services provided by affiliates:
Independent contractor services (SMS)	$3,046	$3,993	$6,917	$8,817

Field management services (SMSI)	$776	$942	$1,569	$1,893

Handheld computer leases (SMS)	$69	$69	$139	$139

Internet and software program
Consulting services (SIT)	$171	$176	$337	$363

Accrued expenses due to affiliates:	June 30, 2007	December 31, 2006

SPAR Marketing Services, Inc. (SMS)	$1,653	$1,238

SPAR Management Services, Inc. (SMSI)	440	346

SPAR Infotech, Inc. (SIT)	206	168

Total accrued expenses due to affiliates	$2,299	$1,752

        In addition to the above, through the services of Affinity Insurance, Ltd. (“Affinity”), the Company purchases insurance coverage for its casualty and property insurance risk. The Company’s Chairman and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

7.	Stock-Based Compensation

        Under SFAS No. 123(R), the Company accounts for its employee stock option expense as compensation expense in the Company’s financial statements when employee stock options are granted. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model.

         Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled approximately $129,000 and $159,000 for the six months ended June 30, 2007 and 2006 respectively. Basic and diluted earnings per share were impacted by approximately $0.01 for both the six month periods ended June 30, 2007 and 2006.

        In addition, the Company awards stock options to the employees of the Company’s affiliates. Under the provision of SFAS No. 123 dealing with non-employee stock options awarded to the employees of the Company’s affiliates, the Company recorded an expense for the six months ended June 30, 2007 and 2006, of approximately $35,000 and $50,000 respectively.

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

        Customer deposits at June 30, 2007, were approximately $677,000 ($194,000 from domestic operations and $483,000 from international operations) compared to approximately $560,000 at December 31, 2006 ($214,000 from domestic operations and $346,000 from international operations).

9.	Commitments and Contingencies

        International Commitments

        The Company’s international business model is to partner with local merchandising companies and combine the Company’s proprietary software and expertise in the merchandising and marketing services business with their partner’s knowledge of the local market. In 2001, the Company established its Japanese subsidiary to provide the latest in-store merchandising and marketing services to the Japanese market. Since 2003, the Company has expanded its international presence to Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Australia, and New Zealand. Today the Company has nine subsidiaries operating in 12 countries whose population represents approximately 48% of the total world population.

        Certain of these subsidiaries are profitable, while others are operating at a loss. In the event certain subsidiaries have continued losses, the Company may be required to make additional cash infusions into those subsidiaries.

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

        On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal in September 2006 for $1,307,700. Both parties filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal. Pivotal/SGRP is seeking to have Safeway’s judgment overturned, thereby increasing the award to Pivotal by over $5 million. Safeway has asked for a new trial on the judgment found against it. The appellate process is expected to take fourteen to twenty four months to complete. In the interim, the court ordered a mediation of the dispute, which took place but was not successful in resolving the matter. Accordingly, the appeals will proceed. The Company has recorded the net $1.3 million settlement award in other assets.

        In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.	Geographic Data

        A summary of the Company’s net revenues, operating (loss) income and long lived assets by geographic area for the three and six months ended June 30, 2007 and 2006, respectively, and at June 30, 2007 and December 31, 2006, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net revenues:
United States	$5,912	$7,869	$14,345	$18,688
International	6,594	5,050	13,574	10,081

Total net revenues	$12,506	$12,919	$27,919	$28,769

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Operating (loss) income:
United States	$(1,325)	$25	$(1,599)	$740
International	(346)	(297)	(360)	(300)

Total operating (loss) income	$(1,671)	$(272)	$(1,959)	$440

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

Long lived assets:	June 30, 2007	December 31, 2006
United States	$3,421	$3,141
International	231	253

Total long lived assets	$3,652	$3,394

        International revenues disclosed above were based upon revenues reported by the Company’s nine international subsidiaries. The Japan subsidiary contributed 14.2% and 14.7% of the consolidated net revenues of the Company for the three months ended June 30, 2007 and 2006, respectively, and 16.5% and 15.9% of the Company’s net revenues for the six months ended June 30, 2007 and 2006, respectively. Included in the international revenues for the six months ended June 30, 2006, was an additional quarter of revenues, totaling approximately $1.3 million or 4.5% of the consolidated net revenues of the Company, associated with the change in reporting year of the Company’s subsidiary in Japan. The Canadian subsidiary contributed 10.0% and 8.2% of the consolidated net revenues of the Company for the three months ended June 30, 2007 and 2006, respectively, and 8.9% and 7.3% of the Company’s net revenues for the six months ended June 30, 2007 and 2006, respectively. The Australian subsidiary that began operations in May 2006, contributed 13.1% and 5.4% of the consolidated net revenues of the Company for the three months ended June 30, 2007 and 2006, respectively and 10.8% and 2.4% of the Company’s net revenues for the six months ended June 30, 2007 and 2006, respectively. Each of the remaining foreign subsidiaries contributed less than 7% of the consolidated net revenues of the Company for both the three and six months ended June 30, 2007 and 2006, respectively.

11.	Supplemental Balance Sheet Information

Accounts receivable, net, consists of the following (in thousands):	June 30, 2007	December 31, 2006
Trade	$6,536	$10,112
Unbilled	1,729	2,774
Non-trade	635	496

	8,900	13,382
Less allowance for doubtful accounts	(393)	(400)

Accounts receivable, net	$8,507	$12,982

Property and equipment, net, consists of the following (in thousands):	June 30, 2007	December 31, 2006

Equipment	$5,618	$5,380
Furniture and fixtures	604	606
Leasehold improvements	997	568
Capitalized software development costs	1,617	1,508

	8,836	8,062
Less accumulated depreciation and amortization	7,539	7,161

Property and equipment, net	$1,297	$901

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

Accrued expenses and other current liabilities consist of the following (in thousands):	June 30, 2007	December 31, 2006

Taxes payable	$833	$489
Accrued accounting and legal expense	242	219
Accrued salaries payable	710	946
Other	1,416	1,210

Accrued expenses and other current liabilities	$3,201	$2,864

12.	Foreign Currency Rate Fluctuations

        The Company has foreign currency exposure associated with its international subsidiaries. In both 2007 and 2006, these exposures are primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At June 30, 2007, international assets totaled $6.9 million and international liabilities totaled $5.4 million. International revenues for the six months ended June 30, 2007 and 2006 were $13.6 million and 10.1 million, respectively. The international division reported net losses of approximately $508,000 and $283,000 for the six months ended June 30, 2007 and 2006 respectively.

        In those countries where the Company had the greater risk for currency exposure, the total assets and liabilities are as follows (in thousands):

Country	Total Assets	Total Liabilities

Canada	$ 1,434	$ 630
South Africa	329	161
Australia	1,161	723
Japan	2,084	2,055

13.	Interest Rate Fluctuations

        The Company is exposed to market risk related to the variable interest rate on its lines of credit. At June 30, 2007, the Company’s outstanding debt totaled approximately $2.4 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollars Equivalent (2)
United States	9.25%	USD	$1,603
Japan	1.63%	YEN	568
Canada	7.0%	CND	255

			$2,426

(1)	Interest rate at June 30, 2007.
(2)	Based on exchange rate at June 30, 2007.

        Based on the average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows for the six months ended June 30, 2007 by approximately $18,000.

14.	Recently Issued Accounting Standards

        In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115 (SFAS No. 159), which permits an entity to

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

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

        In July 2006, the FASB issued FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The Company has adopted FIN 48 as of January 1, 2007.

        FIN 48 requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company’s policy is to record this interest and penalties as additional tax expense.

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

        In management’s view, the Company’s tax reserves at December 31, 2006, totaling $146,000 for potential domestic state tax liabilities were sufficient to meet the requirements of FIN 48. However, the reserve for potential international tax liabilities totaling $146,000 was deemed insufficient to satisfy FIN 48, and therefore, in March 2007, the Company recorded an adjustment increasing the total FIN 48 international tax reserve by $145,000 to $291,000.

        Details of the Company's FIN 48 reserves at June 30, 2007 are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$105	$19	$20	$144
Federal	-	-	-	-
International	251	14	26	291

Total FIN 48 Reserve	$356	$33	$46	$435

16.	Reclassifications

        Certain reclassifications have been made to the prior period financials to conform to the current presentation.

SPAR Group, Inc.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q for the six months ended June 30, 2007 (this “Quarterly Report”), of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) that are based on the Company’s best estimates. In particular and without limitation, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains such forward-looking statements, which are included in (among other places) the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carryforwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “likely”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

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

International Merchandising Services Division

        In July 2000, the Company established its International Merchandising Services Division, operating through a wholly owned subsidiary, SPAR Group International, Inc. (“SGI”), to focus on expanding its merchandising and marketing services business worldwide. Currently, the Company’s international subsidiaries are as follows:

Headquarter Location	Ownership Percentage	Date Established
Osaka, Japan	50	May 2001
Toronto, Canada	100	June 2003
Istanbul, Turkey	51	July 2003
Durban, South Africa	51	April 2004
New Delhi, India	51	April 2004
Bucharest, Romania	51	December 2004
Hong Kong, China	50	February 2005
Siauliai, Lithuania	51	September 2005
Melbourne, Australia	51	April 2006

Critical Accounting Policies

        There were no material changes to the Company’s critical accounting policies as reported in the Company’s Annual Report for 2006 on Form 10-K As Amended.

SPAR Group, Inc.

Results of Operations

Three months ended June 30, 2007, compared to three months ended June 30, 2006

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2007		2006		Increase/
	$	%	$	%	(decrease) %
Net revenues	$12,506	100.0%	$12,919	100.0%	(3.2)%
Cost of revenues	8,757	70.0	9,142	70.8	(4.2)
Selling, general & administrative expense	5,226	41.8	3,866	29.9	35.2
Depreciation and amortization	194	1.6	183	1.4	6.2
Interest expense	93	0.7	46	0.4	101.0
Other income	(71)	(0.6)	(411)	(3.2)	(82.7)

(Loss) income before income tax provision and minority
interest	(1,693)	(13.5)	93	0.7	-
Provision for income taxes	74	0.6	54	0.4	37.4

(Loss) income before minority interest	(1,767)	(14.1)	39	0.3	-
Minority interest	(28)	(0.2)	(61)	(0.5)	(52.9)

Net (loss) income	$(1,739)	(13.9)%	$100	0.8%	-

Net Revenues

        Net revenues for the three months ended June 30, 2007, were $12.5 million, compared to $12.9 million for the three months ended June 30, 2006, a decrease of $413,000 or 3.2%.

        International net revenues totaled $6.6 million for the three months ending June 30, 2007, compared to $5.0 million for the same period in 2006, an increase of $1.6 million or 30.6%. The increase in 2007 international net revenues was due to a full quarter of net revenues in 2007 from Australia $942,000 and Lithuania $143,000 that began operations during the second quarter of 2006 as well as increased net revenues from India $331,000, Canada $194,000 and Turkey $184,000, partially offset by net revenue decreases in South Africa $166,000 and Japan $121,000.

        Domestic net revenues totaled $5.9 million in the three months ending June 30, 2007, compared to $7.9 million for the same period in 2006. Domestic net revenues decreased $2.0 million primarily as a result of the loss of a significant client and reduced business from a client that was in the process of selling its US operation, partially offset by revenue from new clients that started doing business with the Company in the fourth quarter of 2006.

        Approximately 14% and 9% of the Company’s net revenues for the three months ended June 30, 2007 and 2006, respectively, resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 3% and 7% of the Company’s accounts receivable at June 30, 2007 and December 31, 2006, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail electronics chain.

        Approximately 8% and 7% of the Company’s net revenues for the three months ended June 30, 2007 and 2006, respectively, resulted from merchandising services performed for domestic clients at a leading mass merchandising chain. Services performed for clients in that chain also accounted for approximately 1% and 4% of the Company’s accounts receivable at June 30, 2007 and December 31, 2006, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail merchandising chain.

SPAR Group, Inc.

        One domestic client accounted for 3% and 10% of the Company’s net revenue for the three months ended June 30, 2007, and 2006, respectively. This client also accounted for approximately 1% and 6% of accounts receivable at June 30, 2007, and December 31, 2006, respectively.

        The loss of the ability to provide merchandising and marketing services in the above and/or other chains or the loss of other clients could significantly decrease the Company’s revenues and could have a material adverse effect on the Company’s business, results of operations and financial condition.

Cost of Revenues

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 70.0% of net revenues for the three months ended June 30, 2007 and 70.8% for the three months ended June 30, 2006.

        Domestic cost of revenues was 74.5% of net revenues for the three months ended June 30, 2007 and was consistent with 73.5% of net revenues for the three months ended June 30, 2006.

        Internationally, the cost of revenues was 66.0% of net revenues for the three months ended June 30, 2007 and was consistent with 66.5% of net revenues for the three months ended June 30, 2006.

        Approximately 87% and 85% of the Company’s domestic cost of revenues in the three months ended June 30, 2007 and 2006, respectively, resulted from in-store independent contractor and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. Selling, general and administrative expenses increased by approximately $1.4 million, or 35.2%, for the three months ended June 30, 2007, to $5.3 million compared to $3.9 million for the same period in 2006.

        International selling, general and administrative expenses totaled $2.6 million for the three months ended June 30, 2007, compared to $2.0 million for the same period in 2006. The increase in international selling, general and administrative expenses was primarily due to a full quarter of expenses in 2007 from the Australian subsidiary, that began operations in May 2006, totaling $209,000 as well as increased selling, general and administrative expenses from Canada of $135,000, increased expenses from all other subsidiaries totaling $135,000 and $128,000 in corporate international business development expenses.

        Domestic selling, general and administrative expenses totaled $2.7 million the three months ended June 30, 2007, compared to $1.9 million for the same period in 2006. Included in 2006 were adjustments totaling $800,000 for the reversal of unpaid incentive accruals ($500,000) and the reclassification of first quarter 2006 litigation expenses to other expense ($300,000). Excluding the adjustments, 2006 selling, general and administrative expenses totalled $2.7 million and was consistent with 2007.

Depreciation and Amortization

        Depreciation and amortization charges for the three months ended June 30, 2007, totaled $194,000 and were comparable to $183,000 for the same period in 2006.

SPAR Group, Inc.

Interest Expense

        Interest expense totaled $93,000 and $46,000 for the three months ended June 30, 2007 and 2006, respectively. The increase in interest expense was a result of higher debt levels and higher interest rates in the three months ended June 30, 2007.

Other Income

        Other income totaling $71,000 for the three months ended June 30, 2007 represented interest income on a favorable jury award compared to $411,000 for the three months ended June 30, 2006. Other income in 2006 is primarily a result of the favorable jury award in a lawsuit in the net amount of approximately $1.3 million, partially offset by related legal expenses for the period of approximately $1.0 million.

Income Taxes

        Income taxes were approximately $74,000 and $54,000 for the three months ended June 30, 2007 and 2006, respectively. The tax provisions were primarily for minimum state taxes due. There were no tax provisions for federal tax as the Company reported a loss for the three months ended June 30, 2007, and in 2006 the Company was projecting to use net operating loss carryforwards to offset projected federal income taxes.

Minority Interest

        The combined operating results of the 51% and the 50% owned subsidiaries generated net losses for both the three months ended June 30, 2007 and 2006. These losses resulted in a charge to minority interest of approximately $28,000 and $61,000, respectively.

Net Loss

        The Company had a net loss of $1.7 million for the three months ended June 30, 2007, or $0.09 per diluted share, compared to a net income of $100,000, or $0.01 per diluted share, for the corresponding period last year.

SPAR Group, Inc.

Results of Operations

Six months ended June 30, 2007, compared to six months ended June 30, 2006

        The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2007		2006		Increase/
	$	%	$	%	(decrease) %

Net revenues	$27,919	100.0%	$28,769	100.0%	(3.0)%
Cost of revenues	19,255	69.0	18,996	66.0	1.4
Selling, general & administrative expense	10,232	36.6	8,937	31.1	14.4
Depreciation and amortization	391	1.4	396	1.4	(1.2)
Interest expense	181	0.6	97	0.3	86.2
Other income	(50)	(0.2)	(589)	(2.0)	(91.5)

(Loss) income before income tax provision and minority
interest	(2,090)	(7.4)	932	3.2	-
Provision for income taxes	141	0.5	99	0.3	41.8

(Loss) income before minority interest	(2,231)	(7.9)	833	2.9	-
Minority interest	16	0.1	(44)	(0.2)	(136.7)

Net (loss) income	$(2,247)	(8.0)%	$877	3.1%	-

Net Revenues

        Net revenues for the six months ended June 30, 2007, was $27.9 million, compared to $28.8 million for the same period in 2006, a decrease of $850,000 or 3.0%.

        International net revenues totaled $13.6 million for the six months ended June 30, 2007, compared to $10.1 million for the same period in 2006. Included in the 2006 international revenues was an additional quarter of revenues totaling $1.3 million resulting from the change in the reporting year for the net revenues from the Japanese subsidiary. Excluding the $1.3 million of additional revenues for 2006, 2007 international net revenues increased $4.8 million or 55% from 2006. The increase in international net revenues was due to the Australian ($2.3 million) and Lithuanian subsidiaries ($350,000), that began operations during the second quarter of 2006 as well as increased revenue in Japan $1.4 million, India $503,000, Turkey $284,000, Canada $367,000 and China $93,000, partially offset by net revenues decrease in South Africa of $432,000.

        Domestic net revenues totaled $14.3 million for the six months ended June 30, 2007, compared to $18.7 million for the same period in 2006. Included in 2006 domestic revenue was $770,000 from the termination of a customer service agreement. Excluding the $770,000, domestic net revenues decreased $3.6 million, primarily as a result of the loss of a significant client and reduced business from a client that was in the process of selling its US operation, partially offset by revenue from new clients that started doing business with the Company in the fourth quarter of 2006.

        Approximately 13% and 10% of the Company’s net revenues for the six months ended June 30, 2007 and 2006, respectively, resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 3% and 7% of the Company’s accounts receivable at June 30, 2007 and December 31, 2006, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail electronics chain.

SPAR Group, Inc.

        Approximately 7% of the Company’s net revenues for both the six months ended June 30, 2007 and 2006, respectively, resulted from merchandising services performed for domestic clients at a leading mass merchandising chain. Services performed for clients in that chain also accounted for approximately 1% and 4% of the Company’s accounts receivable at June 30, 2007 and December 31, 2006, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail merchandising chain.

        One domestic client accounted for 5% and 12% of the Company’s net revenue for the six months ended June 30, 2007, and 2006, respectively. This client also accounted for approximately 1% and 6% of accounts receivable at June 30, 2007, and December 31, 2006, respectively.

        The loss of the ability to provide merchandising and marketing services in the above and/or other chains or the loss of other clients could significantly decrease the Company’s revenues and could have a material adverse effect on the Company’s business, results of operations and financial condition.

Cost of Revenues

        Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 69.0% of net revenues for the six months ended June 30, 2007, compared to 66.0% for the six months ended June 30, 2006.

        Domestic cost of revenues was 70.3% and 66.8% of net revenues for the six months ended June 30, 2007, and 2006, respectively. The $770,000 of 2006 revenue attributed to the termination of a client service agreement favorably impacted 2006 cost of revenue percentage by 2.9%.

        Internationally, the cost of revenues as a percentage of net revenues was 67.6% and 64.6% for the six months ended June 30, 2007 and 2006, respectively. The international cost of revenues percentage increase was primarily attributed to higher cost revenues in Japan.

        Approximately 84% and 86% of the Company’s domestic cost of revenues in the six months ended June 30, 2007 and 2006, respectively, resulted from in-store independent contractor and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. Selling, general and administrative expenses increased by approximately $1.3 million, or 14.4%, for the six months ended June 30, 2007 to $10.2 million compared to $8.9 million for the six months ended June 30, 2006.

        International selling, general and administrative expenses totaled $4.7 million for the six months period ended June 30, 2007, compared to $3.8 million for the same period in 2006. Included in that 2006 period was an additional quarter of selling, general, and administrative expenses totaling $544,000 resulting from the change in the reporting year for the Japanese subsidiary. Excluding the $544,000, international 2007 selling, general, and administrative expenses increased $1.5 million or 45% from 2006. The increase in international selling, general and administrative expense was due to Australia $629,000 and Lithuania $83,000, that both began operations during the second quarter of 2006 as well as from increases in Canada $299,000, Japan $162,000, India $69,000, China $66,000, Turkey $22,000 and $180,000 in corporate international business development expenses, partially offset by decreases in selling, general and administrative expenses in South Africa $40,000 and Romania $18,000.

        Domestic selling, general and administrative expenses totaled $5.5 million in the six months ended June 30, 2007, compared to $5.1 million in the same period in 2006. The increase in domestic selling, general and

SPAR Group, Inc.

administrative expenses of $388,000 is primarily due to a reversal of unpaid bonus accrual in 2006 totaling $300,000.

Depreciation and Amortization

        Depreciation and amortization charges for the six months ended June 30, 2007 totaling $391,000 were comparable with $396,000 for the six months ended June 30, 2006.

Interest Expense

        Interest expense totaled $181,000 and $97,000 for the six months ended June 30, 2007 and 2006, respectively. The increase in interest expense was a result of higher debt levels and higher interest rates in the first six months ended June 30, 2007 compared to the same period in 2006.

Other Income

        Other income totaled $50,000 for the six months ended June 30, 2007 and is primarily due to interest income on a favorable jury award compared to $589,000 for the six months ended June 30, 2006. Other income in 2006 was primarily a result of the favorable jury award in a lawsuit in the net amount of approximately $1.3 million, partially offset by related legal expenses for the period of approximately $1.0 million, and a favorable settlement of a vendor lawsuit of approximately $175,000.

Income Taxes

        Income taxes were approximately $141,000 and $99,000 for the six months ended June 30, 2007 and 2006, respectively. The tax provisions were primarily for minimum state taxes due. There were no tax provisions for federal tax as the Company reported a loss for the six months ended June 30, 2007. In 2006 the Company expected to use net operating loss carryforwards to offset any projected federal income taxes.

Minority Interest

        The combined operating results of the 51% and the 50% owned subsidiaries generated net profit for the six months ended June 30, 2007 compared to net losses for both the six months ended June 30, 2006 resulting in charges to minority interest of approximately $16,000 and ($44,000), respectively.

Net Loss

        The Company had a net loss of $2.2 million for the six months ended June 30, 2007, or $0.12 per diluted share, compared to a net income of $877,000, or $0.05 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

        In the six months ended June 30, 2007 the Company had a net loss of $2.2 million.

        Net cash provided by operating activities for the six months ended June 30, 2007 was $3.8 million compared to net cash used in operating activities of $6,000 for the prior year. The increase in net cash provided by operating activities was primarily due to decreases in accounts receivable and increases in accounts payable and accrued expenses due to affiliates.

        Net cash used in investing activities for the six months ended June 30, 2007 and June 30, 2006, was approximately $429,000 and $205,000, respectively. The increase in net cash used in investing activities was a result of increased purchases of property and equipment in 2007.

SPAR Group, Inc.

        Net cash used in financing activities for the six months ended June 30, 2007 and 2006, was approximately $2.9 million and $3,000, respectively. The increase of net cash used in financing activities was primarily a result of increased payments on lines of credit.

        The above activity resulted in an increase in cash and cash equivalents for the six months ended June 30, 2007, of approximately $453,000.

        At June 30, 2007, the Company had negative working capital of $450,000, as compared to a positive working capital of $1.6 million at December 31, 2006. The Company’s current ratio was 0.96 at June 30, 2007, and 1.13 at December 31, 2006.

        In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable less certain reserves). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

        The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 9.25% per annum at June 30, 2007), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.50% per annum based on fixed periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 9.13% per annum for the six months ended June 30, 2007.

        The domestic revolving loan balances outstanding under the Credit Facility were $1.6 million and $4.2 million at June 30, 2007 and December 31, 2006, respectively. There were letters of credit outstanding under the Credit Facility of approximately $453,000 at both June 30, 2007, and December 31, 2006. As of June 30, 2007, the SPAR Group had unused availability under the Credit Facility of $386,000 out of the remaining maximum $4.9 million unused revolving line of credit after reducing the borrowing base by outstanding loans and letters of credit.

        Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at June 30, 2007 and December 31, 2006, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

        The Company was in violation of its Minimum EBITDA covenant at June 30, 2007, and in August 2007 Webster amended the Credit Facility to, among other things, waive the violation and reduce the previously established availability reserve. The Company does not expect to comply with its covenants in future periods, and there can be no assurances that if the Company violates such covenants, Webster will continue to issue waivers. In addition, Mr. Robert G. Brown, a Director, the Chairman (former President and Chief Executive Officer) and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Credit Facility totaling $1.0 million.

        The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $811,000 (based upon the exchange rate at June 30, 2007). The outstanding balances under the line

SPAR Group, Inc.

of credit agreements were 70 million Yen or approximately $568,000 at June 30, 2007 and $588,000 at December 31, 2006 (based upon the exchange rate at those dates). The average interest rate was 1.63% per annum for the six months ended June 30, 2007. In addition, the Japan subsidiary had cash balances totaling 133 million Yen or approximately $1.1 million and 97 million Yen or approximately $800,000 at June 30, 2007 and December 31, 2006 respectively (based upon the exchange rate at that date).

        In 2006, the Australian subsidiary SPARFACTS Australia Pty. Ltd. entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $934,000 (based upon the exchange rate at June 30, 2007). There were no outstanding balances under the line of credit agreement at June 30, 2007 and $429,000 (Australian) or approximately $339,000 at December 31, 2006 (based upon the exchange rate at that date). The average interest rate was 10.6% per annum for the six months ended June 30, 2007.

        In 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian) or approximately $944,000 (based upon the exchange rate at June 30, 2007). The Demand Operating Loan provides for borrowings based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). The outstanding balances under the line of credit agreement were $270,000 (Canadian) or approximately $255,000 and $238,000 (Canadian) or approximately $204,000 at June 30, 2007, and December 31, 2006, respectively (based upon the exchange rate at that date). The average interest rate was 7.0% per annum for the six months ended June 30, 2007.

        The Company’s international business model is to partner with local merchandising companies and combine the Company’s proprietary software and expertise in the merchandising and marketing services business with their partner’s knowledge of the local market. In 2001, the Company established its first subsidiary in Japan and has continued this strategy. As of this filing, the Company is currently operating in 12 countries and has 9 international subsidiaries. Certain of these subsidiaries are profitable, while others are operating at a loss. In the event of continued losses, the Company may be required to provide additional cash infusions into those subsidiaries with losses.

        Management believes that based upon the Company’s existing credit facilities, projected results of operations and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be sufficient to support ongoing operations over the next twelve months. However, continued losses, delays in collection of receivables due from any of the Company’s major clients, or a significant reduction in business from such clients could have a material adverse effect on the Company’s cash resources and its ongoing ability to fund operations.

Certain Contractual Obligations

        The following table contains a summary of certain of the Company’s contractual obligations by category as of June 30, 2007 (in thousands).

	Period in which Payments are due
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Credit Facility	$2,426	$2,426	$ -	$ -	$ -

Capital Lease Obligations	368	67	301	-	-

Operating Lease Obligations	2,665	980	1,431	254	-

Total	$5,459	$3,473	$1,732	$254	$ -

        The Company also had approximately $453,000 in outstanding Letters of Credit at June 30, 2007.

SPAR Group, Inc.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

        The Company’s accounting policies for financial instruments and disclosures relating to financial instruments require that the Company’s consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and lines of credit. The Company carries current assets and liabilities at their stated or face amounts in its consolidated financial statements, as the Company believes those amounts approximate the fair value for these items because of the relatively short period of time between origination of the asset or liability and their expected realization or payment. The Company monitors the risks associated with asset and liability positions, as well as interest rates. The Company’s investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon its safety and liquidity objectives.

        The Company is exposed to market risk related to the variable interest rate on its lines of credit. At June 30, 2007, the Company’s outstanding debt totaled $2.4 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollars Equivalent (2)
United States	9.25%	USD	$1,603
Japan	1.63%	YEN	568
Canada	7.0%	CND	255

			$2,426

(1)	Interest rate at June 30, 2007.
(2)	Based on exchange rate at June 30, 2007.

        Based on the 2007 average outstanding borrowings under the Company’s variable interest on its lines of credit, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows for the six months ended June 30, 2007, by approximately $18,000.

        The Company has foreign currency exposure associated with its international subsidiaries. In both 2007 and 2006, these exposures are primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At June 30, 2007, international assets totaled $6.9 million and international liabilities totaled $5.4 million. International revenues for the six months ended June 30, 2007 and 2006 were $13.6 million and 10.1 million, respectively. The international division reported net losses of approximately $508,000 and $283,000 for the six months ended June 30, 2007 and 2006 respectively.

        In those countries where the Company had the greater risk for currency exposure, the total assets and liabilities are as follows (in thousands):

Country	Total Assets	Total Liabilities

Canada	$ 1,434	$ 630
South Africa	329	161
Australia	1,161	723
Japan	2,084	2,055

Item 4.	Controls and Procedures

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

SPAR Group, Inc.

        There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the three months covered by this report or from the end of the reporting period to the date of this Form 10-Q.

        The Company has established a plan and has begun to document and test its internal controls over financial reporting for both its domestic and international operations as required by Section 404 of the Sarbanes-Oxley Act of 2002 and it has developed a plan to document and test its internal controls as they pertain to its material international subsidiaries.

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

        On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal in September 2006 for $1,307,700. Both parties filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal. Pivotal/SGRP is seeking to have Safeway’s judgment overturned, thereby increasing the award to Pivotal by over $5 million. Safeway has asked for a new trial on the judgment found against it. The appellate process is expected to take fourteen to twenty four months to complete. In the interim, the court ordered a mediation of the dispute, which took place but was not successful in resolving the matter. Accordingly, the appeals will proceed. The Company has recorded the net $1.3 million settlement award in other assets.

        In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

        There have been no other new reportable proceedings or material developments in previously reported proceedings since the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007, and amended on Form 10-K/A by Amendment No. 1 filed with the SEC on April 13, 2007, (the “Company’s Annual Report for 2006 on Form 10-K As Amended”).

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

SGRP held its Annual Meeting of Stockholders on May 24, 2007. The meeting was held (1) to elect the Board of Directors and (2) to ratify the appointment of Rehmann Robson as the Company’s independent auditors for the year ending December 31, 2007.

Proposal Number 1 – Election of Directors:

Name:	For:	Abstention

Robert G. Brown	15,466,127	60,376

William H. Bartels	15,466,177	60,326

Robert O. Aders	15,466,177	60,326

Jack W. Partridge	15,466,177	60,326

Jerry B. Gilbert	15,466,177	60,326

Lorrence T. Kellar	15,466,177	60,326

C. Manly Molpus	15,466,177	60,326

Each of the nominees was elected to the Board of Directors of SGRP.

Proposal Number 2 – Ratification of the appointment of Rehmann Robson as the Company’s independent public accountant for the fiscal year ending December 31, 2006:

For:	Against:	Abstention

15,482,897	37,366	6,240

Item 5:	Other Information

        Not applicable.

Item 6:	Exhibits

10.1	Waiver and Amendment No. 10 To Third Amended and Restated Revolving Credit and Security Agreement entered into as of August 1, 2007.

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SPAR Group, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2007	SPAR Group, Inc., Registrant

By: /s/ Charles Cimitile
Charles Cimitile
Chief Financial Officer, Treasurer,
Secretary and duly authorized signatory