Form 10-Q
period 2007-09-30
SPAR GROUP INC
filed 2007-11-19
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2007.

     OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:      ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐       Accelerated Filer ☐        Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES  ☐      NO ☒

On September 30, 2007, there were 19,088,927 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:     FINANCIAL INFORMATION

Item 1: Financial Statements

SPAR Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$ 1,503	$ 1,148
Accounts receivable, net	10,046	12,982
Prepaid expenses and other current assets	677	553
Total current assets	12,226	14,683

Property and equipment, net	1,411	901
Goodwill	798	798
Other assets	1,597	1,695
Total assets	$ 16,032	$ 18,077

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 3,830	$ 2,551
Accrued expenses and other current liabilities	4,371	2,864
Accrued expenses due to affiliates	2,158	1,752
Customer deposits	694	560
Lines of credit	3,021	5,318
Total current liabilities	14,074	13,045

Other long-term liabilities	244	6
Minority interest	652	498
Total liabilities	14,970	13,549

Commitments and contingencies (Note – 9)

Stockholders' equity:
Preferred stock, $.01 par value: Authorized shares – 3,000,000 Issued and outstanding shares – none	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued and outstanding shares – 19,088,927 – September 30, 2007 18,934,182 – December 31, 2006	189	189
Treasury stock	(1)	(1)
Accumulated other comprehensive loss	(32)	(109)
Additional paid-in capital	11,935	11,484
Accumulated deficit	(11,029)	(7,035)
Total stockholders' equity	1,062	4,528
Total liabilities and stockholders' equity	$ 16,032	$ 18,077

Note:   The Balance Sheet at December 31, 2006, is an excerpt from the audited financial statements at that date but does not include any of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc.

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenues	$ 14,365	$ 12,709	$ 42,284	$ 41,477
Cost of revenues	10,483	8,856	29,738	27,853
Gross profit	3,882	3,853	12,546	13,624

Selling, general and administrative expenses	5,108	4,855	15,340	13,794
Depreciation and amortization	180	170	571	565
Operating loss	(1,406)	(1,172)	(3,365)	(735)

Interest expense	66	65	247	162
Other expense (income)	77	48	27	(542)
Loss before provision for income taxes and minority interest	(1,549)	(1,285)	(3,639)	(355)

Provision for income taxes	79	73	220	172
Loss before minority interest	(1,628)	(1,358)	(3,859)	(527)

Minority interest	119	34	135	(11)
Net loss	$ (1,747)	$ (1,392)	$ (3,994)	$ (516)

Basic/diluted net loss per common share:

Net loss – basic/diluted	$ (0.09)	$ (0.07)	$ (0.21)	$ (0.03)

Weighted average common shares – basic/diluted	19,012	18,934	18,973	18,929

See accompanying notes

SPAR Group, Inc.

Consolidated Statements of Cash Flows

(unaudited) (In thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net cash provided by operating activities	$ 3,097	$ 117

Investing activities
Purchases of property and equipment	(639)	(363)

Financing activities
Net payments on lines of credit	(2,297)	280
Other long-term liabilities	(84)	(3)
Proceeds from employee stock purchase plan and options exercised	201	–
Net cash (used in) provided by financing activities	(2,180)	277

Translation gain (loss)	77	(53)

Net change in cash and cash equivalents	355	(22)
Cash and cash equivalents at beginning of period	1,148	1,914
Cash and cash equivalents at end of period	$ 1,503	$ 1,892

Supplemental disclosure of cash flow information
Interest paid	$ 178	$ 153
Taxes paid	$ 10	$ 123

The Company acquired equipment by entering into capital leases in the amounts of $358,000 and $84,000 in January 2007 and September 2007, respectively.

See accompanying notes.

SPAR Group, Inc.
Notes to Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report for 2006 on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2007, and amended on Form 10-K/A by Amendment No. 1 filed with the SEC on April 13, 2007 (the "Company's Annual Report for 2006 on Form 10-K As Amended"). The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

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

SPAR Group, Inc.
Notes to Consolidated Financial Statements

(unaudited) (continued)

3.     Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:

Net loss	$ (1,747)	$ (1,392)	$ (3,994)	$ (516)

Denominator:
Shares used in basic net loss per share calculation	19,012	18,934	18,973	18,929

Effect of diluted securities:
Employee stock options	–	–	–	–

Shares used in diluted net loss per share calculation	19,012	18,934	18,973	18,929

Basic and diluted net loss per common share	$ (0.09)	$ (0.07)	$ (0.21)	$ (0.03)

4.      Lines of Credit

In January 2003, the Company (other than SGRP's foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provides for a $7.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. In May 2007 the credit facility was amended to provide for an availability reserve of $500,000. In August 2007 the credit facility was further amended to reduce the availability reserve to $250,000 until November 30, 2007. On November 16, 2007 Webster amended the credit facility to extend the availability reserve of $250,000 indefinitely and to reduce the revolving line of credit to $5.0 million. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" domestic accounts receivable less certain reserves). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

The basic interest rate under the Credit Facility is Webster's "Alternative Base Rate" plus 1.0% per annum (a total of 8.75% per annum at September 30, 2007), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.5% per annum based on fixed periods of one, two, three or six months. The actual average interest rate under the Credit Facility was 9.14% per annum for the nine months ended September 30, 2007.

The domestic revolving loan balances outstanding under the Credit Facility were $1.8 million and $4.2 million at September 30, 2007 and December 31, 2006, respectively. There was a letter of credit outstanding under the Credit Facility of approximately $453,000 at December 31, 2006 and there was no letter of credit outstanding as of September 30, 2007. As of September 30, 2007, the SPAR Group had unused availability under the Credit Facility of $329,000 out of the remaining maximum $5.2 million unused revolving line of credit after reducing the borrowing base by outstanding loans.

SPAR Group, Inc.
Notes to Consolidated Financial Statements

(unaudited) (continued)

Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at September 30, 2007 and December 31, 2006, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The Company was in violation of its Minimum EBITDA covenant at September 30, 2007, and on November 16, 2007 Webster amended the Credit Facility to, among other things (see comment above), waive the violation and agreed to reset the covenants for the three months ended December 31, 2007 and for 2008. The Company does not expect to comply with the existing covenants in future periods, and there can be no assurances that if the Company violates such covenants, Webster will continue to issue waivers. In addition, Mr. Robert G. Brown, a Director, the Chairman (former President and Chief Executive Officer) and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Credit Facility totaling $1.0 million.

The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $871,000 (based upon the exchange rate at September 30, 2007). The outstanding balances under the line of credit agreements were 90 million Yen or approximately $784,000 at September 30, 2007 and 70 million Yen or approximately $588,000 at December 31, 2006 (based upon the exchange rate at those dates). The interest rate was 1.88% per annum for the nine months ended September 30, 2007. In addition, the Japan subsidiary had cash balances totaling 121 million Yen or approximately $1.1 million and 97 million Yen or approximately $812,000 at September 30, 2007 and December 31, 2006 respectively (based upon the exchange rates at those dates).

In 2006, the Australian subsidiary SPARFACTS Australia Pty. Ltd. entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $977,000 (based upon the exchange rate at September 30, 2007). The outstanding balances under the line of credit agreement were $150,000 (Australian) or approximately $133,000 at September 30, 2007 and $429,000 (Australian) or approximately $339,000 at December 31, 2006 (based upon the exchange rate at those dates). The interest rate was 10.60% per annum for the nine months ended September 30, 2007.

In 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian) or approximately $1.0 million (based upon the exchange rate at September 30, 2007). The Demand Operating Loan provides for borrowings based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). The outstanding balances under the line of credit agreement were $298,000 (Canadian) or approximately $301,000 and $238,000 (Canadian) or approximately $204,000 at September 30, 2007 and December 31, 2006, respectively (based upon the exchange rate at those dates). The average interest rate was 7.08% per annum for the nine months ended September 30, 2007.

5.     Capital Lease Obligations

In 2007, the Company capitalized certain equipment leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the leases. The equipment has cost of $442,000, accumulated depreciation of $92,000 and a net book value of $350,000 at September 30, 2007.

SPAR Group, Inc.
Notes to Consolidated Financial Statements

(unaudited) (continued)

Annual future minimum lease payments required under the leases together with their present value as of September 30, 2007 are as follows:

Year Ending December 31	Amount
2007	$42,000
2008	167,000
2009	167,000
2010	55,000
431,000
Less amount representing interest	60,000
Present value of net minimum lease payments	371,000
Less current portion included with other current liabilities	131,000
Long-term portion included with other long-term liabilities	$240,000

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

SMS and SMSI provided approximately 99% of the Company's domestic merchandising specialists field force (through independent contractors) for both the nine months ended September 30, 2007 and 2006, and approximately 84% and 76% of the Company's domestic field management at a total cost to the Company of approximately $13.0 million and $14.7 million for the nine months ended September 30, 2007 and 2006, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS's merchandising specialist field force of approximately 3,300 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 53 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs. Total net premiums (4% of SMS and SMSI costs) paid to SMS and SMSI for services rendered were approximately $498,000 and $567,000 for the nine months ended September 30, 2007, and 2006, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of approximately $481,000 and $541,000 for the nine months ended September 30, 2007 and 2006, respectively. SIT provided approximately 15,000 and 19,000 hours of Internet computer programming services to the Company for the nine months ended September 30, 2007 and 2006, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of September 15, 2007, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $33.02 and $28.39 for the nine months ended September 30, 2007 and 2006, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the nine months ended September 30, 2007 and 2006, respectively. However, since SIT is a "Subchapter S" corporation and is owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

SPAR Group, Inc.
Notes to Consolidated Financial Statements

(unaudited) (continued)

      In November 2004 and January 2005, the Company entered into separate operating lease agreements between SMS and the Company's wholly owned subsidiaries, SPAR Marketing Force, Inc. ("SMF") and SPAR Canada Company ("SPAR Canada"). In May 2005, the Company and SMS amended the lease agreements reducing the total monthly payment. Each lease, as amended, has a 36 month term and representations, covenants and defaults customary for the leasing industry. The SMF lease is for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in the United States and has a monthly payment of $17,891. These handheld computers had an original purchase price of $632,200. The SPAR Canada lease is also for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in Canada and has a monthly payment of $2,972. These handheld computers had an original purchase price of $105,000. The monthly payments, as amended are based upon a lease factor of 2.83%.

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

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Services provided by affiliates:
Independent contractor services (SMS)	$ 2,866	$ 3,098	$ 9,783	$ 11,915

Field management services (SMSI)	$ 1,044	$ 937	$ 3,168	$ 2,831

Handheld computer leases (SMS)	$ 70	$ 70	$ 209	$ 209

Internet and software program Consulting services (SIT)	$ 143	$ 178	$ 481	$ 541

	September 30,	December 31,
Accrued expenses due to affiliates:	2007	2006

SPAR Marketing Services, Inc. (SMS)	$ 1,482	$ 1,238

SPAR Management Services, Inc. (SMSI)	480	346

SPAR Infotech, Inc. (SIT)	196	168

Total accrued expenses due to affiliates	$ 2,158	$ 1,752

In addition to the above, through the services of Affinity Insurance, Ltd. ("Affinity"), the Company purchases insurance coverage for its casualty and property insurance risk. The Company's Chairman and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

SPAR Group, Inc.
Notes to Consolidated Financial Statements

(unaudited) (continued)

7.      Stock-Based Compensation

The Company grants options to purchase shares of the Company's common stock to its employees and certain employees of its affiliates. Under SFAS No. 123(R), the Company accounts for its employee and affiliate employee stock option expense as compensation expense in the Company's financial statements when the stock options are granted. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the requisite service period, which generally is the options' vesting period. Fair value is calculated using the Black-Scholes option pricing model. The fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled approximately $215,000 and $233,000 for the nine months ended September 30, 2007 and 2006 respectively. Basic and diluted earnings per share were impacted by approximately $0.01 for both the nine month periods ended September 30, 2007 and 2006.

Compensation expense related to non-employee stock options awarded to the employees of the Company's affiliates, was approximately $36,000 and $74,000 for the nine months ended September 30, 2007 and 2006, respectively.

8.     Customer Deposits

Customer deposits at September 30, 2007, were approximately $694,000 (approximately $255,000 from domestic operations and approximately $439,000 from international operations) compared to approximately $560,000 at December 31, 2006 (approximately $214,000 from domestic operations and approximately $346,000 from international operations).

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

Legal Matters

Safeway Inc. ("Safeway") filed a Complaint against PIA Merchandising Co., Inc. ("PIA Co."), a wholly owned subsidiary of SPAR Group, Inc. ("SGRP"), Pivotal Sales Company ("Pivotal"), a wholly owned subsidiary of PIA Co., and SGRP in Alameda Superior Court, case no. 2001028498 on October 24, 2001. Safeway claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 11, 2002, and amended them on or about October 15, 2002, alleging causes of action by PIA Co. and Pivotal against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment. Trial commenced in March 2006.

SPAR Group, Inc.
Notes to Consolidated Financial Statements

(unaudited) (continued)

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway's interference with Pivotal's contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway's breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal in September 2006 for $1,307,700. Both parties filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal. Pivotal/SGRP is seeking to have Safeway's judgment overturned, thereby increasing the award to Pivotal by over $5 million. Safeway has asked for a new trial on the judgment found against it. The appellate process is expected to take fourteen to twenty four months to complete. In the interim, the court ordered a mediation of the dispute, which took place but was not successful in resolving the matter. Accordingly, the appeals will proceed. The Company has recorded the net $1.3 million settlement award in other assets.

Briefing on the appeals will commence in January 2008. It is expected that opposition and reply briefs will be completed by July, 2008. Thereafter, an oral argument hearing date will be assigned by the court of appeal.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.     Geographic Data

A summary of the Company's net revenues, operating loss and long lived assets by geographic area for the three and nine months ended September 30, 2007 and 2006, respectively, and at September 30, 2007 and December 31, 2006, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
United States	$ 5,631	$ 6,689	$ 19,976	$ 25,376
International	8,734	6,020	22,308	16,101
Total net revenues	$ 14,365	$ 12,709	$ 42,284	$ 41,477

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating (loss) income:
United States	$ (1,570)	$ (1,165)	$ (3,168)	$ (426)
International	164	(7)	(197)	(309)
Total operating loss	$ (1,406)	$ (1,172)	$ (3,365)	$ (735)

SPAR Group, Inc.
Notes to Consolidated Financial Statements

(unaudited) (continued)

	September 30,	December 31,
Long lived assets:	2007	2006

United States	$ 3,563	$ 3,141
International	243	253
Total long lived assets	$ 3,806	$ 3,394

International revenues disclosed above were based upon revenues reported by the Company's nine international subsidiaries. The Japan subsidiary contributed 18.3% and 19.3% of the consolidated net revenues of the Company for the three months ended September 30, 2007 and 2006, respectively, and 17.1% and 17.0% of the Company's net revenues for the nine months ended September 30, 2007 and 2006, respectively. Included in the international revenues for the nine months ended September 30, 2006, was an additional quarter of revenues, totaling approximately $1.3 million or 3.2% of the consolidated net revenues of the Company, associated with the change in reporting year of the Company's subsidiary in Japan. The Canadian subsidiary contributed 8.0% and 7.3% of the consolidated net revenues of the Company for the three months ended September 30, 2007 and 2006, respectively, and 8.6% and 7.3% of the Company's net revenues for the nine months ended September 30, 2007 and 2006, respectively. The Australian subsidiary that began operations in May 2006, contributed 18.1% and 9.6% of the consolidated net revenues of the Company for the three months ended September 30, 2007 and 2006, respectively and 13.3% and 4.6% of the Company's net revenues for the nine months ended September 30, 2007 and 2006, respectively. Each of the remaining foreign subsidiaries contributed less than 6.4% of the consolidated net revenues of the Company for both the three and nine months ended September 30, 2007 and 2006.

11.     Supplemental Balance Sheet Information

	September 30,	December 31,
Accounts receivable, net, consists of the following (in thousands):	2007	2006

Trade	$ 7,323	$ 10,112
Unbilled	2,345	2,774
Non-trade	799	496
	10,467	13,382
Less allowance for doubtful accounts	(421)	(400)
Accounts receivable, net	$ 10,046	$ 12,982

	September 30,	December 31,
Property and equipment, net, consists of the following (in thousands):	2007	2006

Equipment	$ 6,538	$ 5,810
Furniture and fixtures	621	606
Leasehold improvements	239	138
Capitalized software development costs	1,757	1,508
	9,155	8,062
Less accumulated depreciation and amortization	7,744	7,161
Property and equipment, net	$ 1,411	$ 901

SPAR Group, Inc.
Notes to Consolidated Financial Statements

(unaudited) (continued)

	September 30,	December 31,
Accrued expenses and other current liabilities consist of the following (in thousands):	2007	2006

Taxes payable	$ 669	$ 489
Accrued accounting and legal expense	236	219
Accrued salaries payable	1,767	1,232
Other	1,699	924
Accrued expenses and other current liabilities	$ 4,371	$ 2,864

12.     Foreign Currency Rate Fluctuations

The Company has foreign currency exposure associated with its international subsidiaries. In both 2007 and 2006, these exposures are primarily concentrated in the Canadian Dollar, Australian Dollar and Japanese Yen. At September 30, 2007, international assets totaled $8.4 million and international liabilities totaled $8.0 million. International revenues for the nine months ended September 30, 2007 and 2006 were $22.3 million and $16.1 million, respectively. The international division reported a net loss of approximately $620,000 and $365,000 for the nine months ended September 30, 2007 and 2006, respectively.

In those countries where the Company had the greater risk for currency exposure, the total assets and liabilities are as follows (in thousands):

Country	Total Assets	Total Liabilities
Canada	$ 723	$ 1,302
Australia	2,148	1,561
Japan	3,201	3,089

13.     Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At September 30, 2007, the Company's outstanding debt totaled approximately $3.0 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollars Equivalent (2)
United States	8.75%	USD	$1,803
Japan	1.88%	YEN	784
Canada	7.25%	CAD	301
Australia	10.60%	AUS	133
			$3,021

(1)     Based on interest rate at September 30, 2007.

(2)     Based on exchange rate at September 30, 2007.

Based on the 2007 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2007 by approximately $26,000.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

14.     Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115 (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Management has reviewed SFAS No. 159 and determined that there is no impact of this standard on SPAR’s financial condition and results of operations.

15.    Taxes

In July 2006, the FASB issued FASB interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The Company has adopted FIN 48 as of January 1, 2007.

FIN 48 requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.

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

In management's view, the Company's tax reserves at December 31, 2006, totaling $144,000 for potential domestic state tax liabilities were sufficient to meet the requirements of FIN 48. However, the reserve for potential international tax liabilities totaling $146,000 was deemed insufficient to satisfy FIN 48, and therefore, in March 2007, the Company recorded an adjustment increasing the total FIN 48 international tax reserve by $145,000 to $291,000.

Details of the Company's FIN 48 reserves at September 30, 2007 are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$ 105	$ 19	$ 20	$ 144
Federal	–	–	–	–
International	251	14	26	291
Total FIN 48 Reserve	$ 356	$ 33	$ 46	$ 435

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

16.     Reclassifications

Certain reclassifications have been made to the prior period financials to conform to the current presentation.

SPAR Group, Inc.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2007 (this "Quarterly Report" ), of SPAR Group, Inc. (" SGRP" , and together with its subsidiaries, the "SPAR Group" or the "Company "), include "forward-looking statements" (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) that are based on the Company' s best estimates. In particular and without limitation, this "Management 's Discussion and Analysis of Financial Condition and Results of Operations" contains such forward-looking statements, which are included in (among other places) the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carryforwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company' s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company' s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "likely", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

You should carefully review this management discussion and analysis together with the risk factors and other cautionary statements contained in the Company' s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 , as filed with the Securities and Exchange Commission (the "SEC ") on April 2, 2007 and as amended on Form 10-K/A filed with the SEC on April 13, 2007 (the "Company 's Annual Report for 2006 on Form 10-K As Amended" ), including the risk factors described in Item 1A of that annual report under the caption "Certain Risk Factors" and the changes (if any) in such risk factors described in Item IA of Part II of this Quarterly Report (collectively, "Risk Factors" ), as well as the cautionary statements contained in this Quarterly Report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Risk Factors and other cautionary statements in this Quarterly Report and in the Company' s Annual Report for 2006 on Form 10-K As Amended, which are incorporated by reference into this Quarterly Report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved in whole or in part. The Company undertakes no obligation to publicly update or revise any forward-looking statements, or any Risk Factors or other cautionary statements, whether as a result of new information, future events or otherwise, except as required by law.

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

SPAR Group, Inc.

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

International Merchandising Services Division

In July 2000, the Company established its International Merchandising Services Division, operating through a wholly owned subsidiary, SPAR Group International, Inc. ("SGI"), to focus on expanding its merchandising and marketing services business worldwide. Currently, the Company's international subsidiaries are as follows:

Headquarter Location	Ownership Percentage	Date Established
Osaka, Japan	50%	May 2001
Toronto, Canada	100%	June 2003
Istanbul, Turkey	51%	July 2003
Durban, South Africa	51%	April 2004
New Delhi, India	51%	April 2004
Bucharest, Romania	51%	December 2004
Hong Kong, China	50%	February 2005
Siauliai, Lithuania	51%	September 2005
Melbourne, Australia	51%	April 2006

Critical Accounting Policies

There were no material changes to the Company's critical accounting policies as reported in the Company's Annual Report for 2006 on Form 10-K as amended.

SPAR Group, Inc.

Results of Operations

Three months ended September 30, 2007, compared to three months ended September 30, 2006

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2007		2006		Increase/
	$	%	$	%	(decrease) %
Net revenues	$ 14,365	100.0%	$ 12,709	100.0%	13.0%
Cost of revenues	10,483	73.0	8,856	69.7	18.4
Selling, general & administrative expense	5,108	35.6	4,855	38.2	5.2
Depreciation and amortization	180	1.3	170	1.3	5.9
Interest expense	66	0.5	65	0.5	1.1
Other expense	77	0.5	48	0.4	63.9
Loss before income tax provision and minority interest	(1,549)	(10.9)	(1,285)	(10.1)	20.5
Provision for income taxes	79	0.5	73	0.6	9.9
Loss before minority interest	(1,628)	(11.4)	(1,358)	(10.7)	19.8
Minority interest	119	0.8	34	0.3	244.5
Net loss	$ (1,747)	(12.2)%	$ (1,392)	(11.0)%	25.5%

Net Revenues

Net revenues for the three months ended September 30, 2007, were $14.4 million, compared to $12.7 million for the three months ended September 30, 2006, an increase of $1.7 million or 13.0%.

International net revenues totaled $8.7 million for the three months ending September 30, 2007, compared to $6.0 million for the same period in 2006, an increase of $2.7 million or 45.1%. The increase in 2007 international net revenues was due to revenues from Australia $1.4 million, India $428,000, Turkey $366,000, Canada $224,000, Japan $181,000, Lithuania $134,000 and China $75,000, partially offset by net revenue decreases in South Africa $75,000.

Domestic net revenues totaled $5.7 million in the three months ending September 30, 2007, compared to $6.7 million for the same period in 2006. Domestic net revenues decreased $1.0 million primarily as a result of the loss of a significant client and reduced business from a client that was in the process of selling its US operation, partially offset by revenue from new clients that started doing business with the Company in the fourth quarter of 2006.

Approximately 11.1% and 9.8% of the Company's net revenues for the three months ended September 30, 2007 and 2006, respectively, resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 7.0% of the Company's accounts receivable at both September 30, 2007 and December 31, 2006. The Company's contractual relationships or agreements are with various clients and not that retail electronics chain.

The loss of the ability to provide merchandising and marketing services in the above and/or other chains or the loss of other clients could significantly decrease the Company's revenues and could have a material adverse effect on the Company's business, results of operations and financial condition.

SPAR Group, Inc.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 73.0% of net revenues for the three months ended September 30, 2007 and 69.7% for the three months ended September 30, 2006.

Domestic cost of revenues was 78.6% of net revenues for the three months ended September 30, 2007 and 73.6% of net revenues for the three months ended September 30, 2006. The increase in cost as a percentage of net revenues is primarily a result of a decrease in per unit fee revenues that do not have a proportionate decrease in cost. As discussed in the Company's 10-K/A under Item 3, Critical Accounting Policies/Revenue Recognition, the Company's revenue consists of per unit fee revenue, which is earned when the client's product is sold to the consumer at retail, not when the services are performed. Retail sales of client products are influenced by numerous factors including consumer tastes and preferences, and not solely by the merchandising and marketing service performed, in any given period, the cost of per unit fee revenues may not be directly proportionate to the per unit fee revenue.

Internationally, the cost of revenues was 69.4% of net revenues for the three months ended September 30, 2007 and 65.3% of net revenues for the three months ended September 30, 2006. The international cost of revenues percentage increase was primarily attributed to higher cost of revenues in Japan as well as the mix of business in other countries.

Approximately 88% and 82% of the Company's domestic cost of revenues in the three months ended September 30, 2007 and 2006, respectively, resulted from in-store independent contractor and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. Selling, general and administrative expenses increased by $253,000, or 5.2%, for the three months ended September 30, 2007, to $5.1 million compared to $4.9 million for the same period in 2006.

International selling, general and administrative expenses totaled $2.5 million for the three months ended September 30, 2007, compared to $2.1 million for the same period in 2006. The $432,000 increase in international selling, general and administrative expenses was primarily due to Australia $314,000, Canada $245,000, partially offset by decreased expenses from Japan of $184,000. All other international subsidiaries resulted in a net increase of $58,000.

Domestic selling, general and administrative expenses totaled $2.6 million the three months ended September 30, 2007, compared to $2.8 million for the same period in 2006. The decrease in domestic selling, general and administrative expenses of $180,000 was primarily due to decreases in building related expenses of $165,000, I.T. expenses of $93,000, other expenses of $62,000 partially offset by increases in corporate expense of $140,000 mainly related to legal.

Depreciation and Amortization

     Depreciation and amortization charges for the three months ended September 30, 2007, totaled $180,000 and were comparable to $170,000 for the same period in 2006.

SPAR Group, Inc.

Interest Expense

Interest expense totaled $66,000 and $65,000 for the three months ended September 30, 2007 and 2006, respectively.

Other Expense

Other expense totaled $77,000 and $48,000 for the three months ended September 30, 2007 and September 30, 2006, respectively.

Income Taxes

Income taxes were approximately $79,000 and $73,000 for the three months ended September 30, 2007 and 2006, respectively. The tax provisions were primarily for minimum state taxes due. There were no tax provisions for federal tax as the Company reported a loss for the three months ended September 30, 2007, and in 2006 the Company was projecting to use net operating loss carryforwards to offset projected federal income taxes.

Minority Interest

Minority interest of approximately $119,000 and $34,000 resulted from the net operating profits of the Company's 51% owned subsidiaries and 50% owned subsidiaries for the three months ended September 30, 2007 and 2006, respectively.

Net Loss

The Company had a net loss of $1.7 million for the three months ended September 30, 2007, or $0.09 per diluted share, compared to a net loss of $1.4 million, or $0.07 per diluted share, for the corresponding period last year.

SPAR Group, Inc.

Results of Operations

Nine months ended September 30, 2007, compared to nine months ended September 30, 2006

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2007		2006		Increase/
	$	%	$	%	(decrease)%
Net revenues	$ 42,284	100.0%	$ 41,477	100.0%	1.9%
Cost of revenues	29,738	70.3	27,853	67.1	6.8
Selling, general & administrative expense	15,340	36.3	13,794	33.2	11.2
Depreciation and amortization	571	1.3	565	1.4	0.6
Interest expense	247	0.6	162	0.4	52.2
Other expense (income)	27	0.1	(542)	(1.3)	(105.0)
Loss before income tax provision and minority interest	(3,639)	(8.6)	(355)	(0.8)	–
Provision for income taxes	220	0.5	172	0.4	27.7
Loss before minority interest	(3,859)	(9.1)	(527)	(1.2)	–
Minority interest	135	0.3	(11)	–	–
Net loss	$ (3,994)	(9.4)%	$ (516)	(1.2)%	–

Net Revenues

Net revenues for the nine months ended September 30, 2007, was $42.3 million, compared to $41.5 million for the same period in 2006, an increase of $800,000 or 1.9%.

International net revenues totaled $22.3 million for the nine months ended September 30, 2007, compared to $16.1 million for the same period in 2006. Included in the 2006 international revenues was an additional quarter of revenues totaling $1.3 million resulting from the change in the reporting year for the Japanese subsidiary. Excluding the $1.3 million of additional revenues for 2006, 2007 international net revenues increased $7.5 million or 51.1% from 2006. The increase in international net revenues was due to the Australian $3.7 million and Lithuanian subsidiaries $483,000, that started operations during the second quarter of 2006 as well as increased revenue in Japan $1.5 million, India $931,000, Turkey $650,000, Canada $590,000 and China $168,000, partially offset by net revenue decreases in South Africa of $507,000 and Romania of $17,000.

Domestic net revenues totaled $20.0 million for the nine months ended September 30, 2007, compared to $25.4 million for the same period in 2006. Included in 2006 domestic revenue was $770,000 from the termination of a customer service agreement. Excluding the $770,000, domestic net revenues decreased $4.6 million, primarily as a result of the loss of a significant client and reduced business from a client that was in the process of selling its US operation, partially offset by revenue from new clients that started doing business with the Company in the fourth quarter of 2006.

Approximately 12.1% and 10.1% of the Company's net revenues for the nine months ended September 30, 2007 and 2006, respectively, resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 7.0% of the Company's accounts receivable at both September 30, 2007 and December 31, 2006. The Company's contractual relationships or agreements are with various clients and not that retail electronics chain.

SPAR Group, Inc.

The loss of the ability to provide merchandising and marketing services in the above and/or other chains or the loss of other clients could significantly decrease the Company's revenues and could have a material adverse effect on the Company's business, results of operations and financial condition.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 70.3% of net revenues for the nine months ended September 30, 2007, compared to 67.1% for the nine months ended September 30, 2006.

Domestic cost of revenues was 72.6% and 68.6% of net revenues for the nine months ended September 30, 2007, and 2006, respectively. The 2006 cost of revenue percentage includes $770,000 attributed to the termination of a client service agreement. When this one time additional revenue is excluded, domestic cost of revenues was 70.7% of net revenues.

Internationally, the cost of revenues as a percentage of net revenues was 68.3% and 64.9% for the nine months ended September 30, 2007 and 2006, respectively. The international cost of revenues percentage increase was primarily attributed to higher cost revenues in Japan.

Approximately 89% and 85% of the Company's domestic cost of revenues in the nine months ended September 30, 2007 and 2006, respectively, resulted from in-store independent contractor and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. Selling, general and administrative expenses increased by approximately $1.5 million, or 11.2%, for the nine months ended September 30, 2007 to $15.3 million compared to $13.8 million for the nine months ended September 30, 2006.

International selling, general and administrative expenses totaled $7.2 million for the nine months period ended September 30, 2007, compared to $5.9 million for the same period in 2006. Included in that 2006 period was an additional quarter of selling, general, and administrative expenses totaling $544,000 resulting from the change in the reporting year for the Japanese subsidiary. Excluding the $544,000, international 2007 selling, general, and administrative expenses increased $1.9 million or 35.4% from 2006. The increase in international selling, general and administrative expense was due to Australia $943,000 and Lithuania $94,000, that both started operations during the second quarter of 2006 as well as from increases in Canada $544,000, India $107,000, China $83,000, Turkey $36,000 and $181,000 in corporate international business development expenses, partially offset by decreases in selling, general and administrative expenses in South Africa $54,000, Romania $28,000 and Japan $22,000.

Domestic selling, general and administrative expenses totaled $8.1 million in the nine months ended September 30, 2007 and were comparable to last year. Selling, general and administrative expenses in 2006 were $7.9 million which included an unpaid bonus accrual that reduced selling, general and administrative expenses by approximately $300,000. Excluding the $300,000 adjustment, 2006 selling, general and administrative expenses totaled $8.2 million.

SPAR Group, Inc.

Depreciation and Amortization

Depreciation and amortization charges for the nine months ended September 30, 2007 totaling $571,000 were comparable with $565,000 for the nine months ended September 30, 2006.

Interest Expense

Interest expense totaled $247,000 and $162,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense was a result of higher debt levels and higher interest rates in the first nine months ended September 30, 2007 compared to the same period in 2006.

Other Expense (Income)

Other expense totaled $27,000 for the nine months ended September 30, 2007 compared to income of $542,000 for the nine months ended September 30, 2006. Other income in 2006 is primarily a result of the favorable jury award in a lawsuit in the net amount of approximately $1.3 million, partially offset by related legal expenses for the period of approximately $1.1 million, and a favorable settlement of a vendor lawsuit of approximately $175,000.

Income Taxes

Income taxes were approximately $220,000 and $172,000 for the nine months ended September 30, 2007 and 2006, respectively. The tax provisions were primarily for minimum state taxes due. There were no tax provisions for federal tax as the Company reported a loss for the nine months ended September 30, 2007, and in 2006 the Company was projecting to use net operating loss carryforwards to offset projected federal income taxes.

Minority Interest

Minority interest of approximately $135,000 and ($11,000) resulted from the net operating profits and losses of the Company's 51% owned subsidiaries and 50% owned subsidiaries for the nine months ended September 30, 2007 and 2006, respectively.

Net Loss

The Company had a net loss of $4.0 million for the nine months ended September 30, 2007, or $0.21 per diluted share, compared to a net loss of $516,000, or $0.03 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the nine months ended September 30, 2007 the Company had a net loss of $4.0 million.

Net cash provided by operating activities for the nine months ended September 30, 2007 was $3.1 million compared to $117,000 for the prior year. The increase in net cash provided by operating activities was primarily due to decreases in accounts receivable, increases in accounts payable, accrued expense, other current liabilities and accrued expenses due to affiliates.

Net cash used in investing activities for the nine months ended September 30, 2007 and September 30, 2006, was approximately $639,000 and $363,000, respectively. The increase in net cash used in investing activities was a result of increased purchases of property and equipment.

SPAR Group, Inc.

Net cash used in financing activities for the nine months ended September 30, 2007 and 2006, was approximately $2.2 million compared to net cash provided by financing activities of $277,000 for the prior year. The increase of net cash used in financing activities was primarily a result of increased payments on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2007, of approximately $355,000.

At September 30, 2007, the Company had negative working capital of $1.8 million, as compared to a positive working capital of $1.6 million at December 31, 2006. The Company's current ratio was 0.87 at September 30, 2007, and 1.13 at December 31, 2006.

In January 2003, the Company (other than SGRP's foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the "Credit Facility"). The Credit Facility provides for a $7.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. In May 2007 the credit facility was amended to provide for an availability reserve of $500,000. In August 2007 the credit facility was further amended to reduce the availability reserve to $250,000 until November 30, 2007. On November 16, 2007 Webster amended the credit facility to extend the availability reserve of $250,000 indefinitely and to reduce the revolving line of credit to $5.0 million. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of "eligible" domestic accounts receivable less certain reserves). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

The basic interest rate under the Credit Facility is Webster's "Alternative Base Rate" plus 1.0% per annum (a total of 8.75% per annum at September 30, 2007), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.5% per annum based on fixed periods of one, two, three or six months. The actual average interest rate under the Credit Facility was 9.14% per annum for the nine months ended September 30, 2007.

The domestic revolving loan balances outstanding under the Credit Facility were $1.8 million and $4.2 million at September 30, 2007 and December 31, 2006, respectively. There was a letter of credit outstanding under the Credit Facility of approximately $453,000 at December 31, 2006 and there was no letter of credit outstanding as of September 30, 2007. As of September 30, 2007, the SPAR Group had unused availability under the Credit Facility of $329,000 out of the remaining maximum $5.2 million unused revolving line of credit after reducing the borrowing base by outstanding loans.

Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at September 30, 2007 and December 31, 2006, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The Company was in violation of its Minimum EBITDA covenant at September 30, 2007, and on November 16, 2007 Webster amended the Credit Facility to, among other things (see comment above), waive the violation and agreed to reset the covenants for the three months ended December 31, 2007 and for 2008. The Company does not expect to comply with the existing covenants in future periods, and there can be no assurances that if the Company violates such covenants, Webster will continue to issue waivers. In addition, Mr. Robert G. Brown, a Director, the Chairman (former President and Chief Executive Officer) and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Credit Facility totaling $1.0 million.

SPAR Group, Inc.

The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $871,000 (based upon the exchange rate at September 30, 2007). The outstanding balances under the line of credit agreements were 90 million Yen or approximately $784,000 at September 30, 2007 and 70 million Yen or approximately $588,000 at December 31, 2006 (based upon the exchange rate at those dates). The interest rate was 1.88% per annum for the nine months ended September 30, 2007. In addition, the Japan subsidiary had cash balances totaling 121 million Yen or approximately $1.1 million and 97 million Yen or approximately $812,000 at September 30, 2007 and December 31, 2006 respectively (based upon the exchange rates at those dates).

In 2006, the Australian subsidiary SPARFACTS Australia Pty. Ltd. entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $977,000 (based upon the exchange rate at September 30, 2007). The outstanding balances under the line of credit agreement were $150,000 (Australian) or approximately $133,000 at September 30, 2007 and $429,000 (Australian) or approximately $339,000 at December 31, 2006 (based upon the exchange rate at those dates). The interest rate was 10.60% per annum for the nine months ended September 30, 2007.

In 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian) or approximately $1.0 million (based upon the exchange rate at September 30, 2007). The Demand Operating Loan provides for borrowings based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). The outstanding balances under the line of credit agreement were $298,000 (Canadian) or approximately $301,000 and $238,000 (Canadian) or approximately $204,000 at September 30, 2007 and December 31, 2006, respectively (based upon the exchange rate at those dates). The interest rate was 7.08% per annum for the nine months ended September 30, 2007.

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

Management believes that based upon the Company’s existing credit facilities, projected results of operations and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be sufficient to support ongoing operations over the next twelve months. However, continued losses, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of September 30, 2007 (in thousands).

Contractual Obligations	Period in which payments are due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$3,021	$ 3,021	$ –	$ –	$ –
Capital Lease Obligations	431	42	389	–	–
Operating Lease Obligations	2,383	926	1,270	187	–
Total	$5,835	$3,989	$1,659	$ 187	$ –

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

     The Company is exposed to market risk related to the variable interest rate on its lines of credit. At September 30, 2007, the Company's outstanding debt totaled $3.0 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollars Equivalent (2)
United States	8.75%	USD	$1,803
Japan	1.88%	YEN	784
Canada	7.25%	CAD	301
Australia	10.60%	AUS	133
			$3,021

(1)     Based on interest rate at September 30, 2007.

(2)     Based on exchange rate at September 30, 2007.

Based on the 2007 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2007 by approximately $26,000.

The Company has foreign currency exposure associated with its international subsidiaries. In both 2007 and 2006, these exposures are primarily concentrated in the Canadian Dollar, Australian Dollar and Japanese Yen. At September 30, 2007, international assets totaled $8.4 million and international liabilities totaled $8.0 million. International revenues for the nine months ended September 30, 2007 and 2006 were $22.3 million and $16.1 million, respectively. The international division reported a net loss of approximately $620,000 and $365,000 for the nine months ended September 30, 2007 and 2006, respectively.

     In those countries where the Company had the greater risk for currency exposure, the total assets and liabilities are as follows (in thousands):

Country	Total Assets	Total Liabilities
Canada	$723	$1,302
Australia	2,148	1,561
Japan	3,201	3,089

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

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

Safeway Inc. ("Safeway") filed a Complaint against PIA Merchandising Co., Inc. ("PIA Co."), a wholly owned subsidiary of SPAR Group, Inc. ("SGRP"), Pivotal Sales Company ("Pivotal"), a wholly owned subsidiary of PIA Co., and SGRP in Alameda Superior Court, case no. 2001028498 on October 24, 2001. Safeway claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 11, 2002, and amended them on or about October 15, 2002, alleging causes of action by PIA Co. and Pivotal against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment. Trial commenced in March 2006.

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway's interference with Pivotal's contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway's breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal in September 2006 for $1,307,700. Both parties filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal. Pivotal/SGRP is seeking to have Safeway's judgment overturned, thereby increasing the award to Pivotal by over $5 million. Safeway has asked for a new trial on the judgment found against it. The appellate process is expected to take fourteen to twenty four months to complete. In the interim, the court ordered a mediation of the dispute, which took place but was not successful in resolving the matter. Accordingly, the appeals will proceed. The Company has recorded the net $1.3 million settlement award in other assets.

Briefing on the appeals will commence in January 2008. It is expected that opposition and reply briefs will be completed by July, 2008. Thereafter, an oral argument hearing date will be assigned by the court of appeal.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

There have been no other new reportable proceedings or material developments in previously reported proceedings since the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2007, and amended on Form 10-K/A by Amendment No. 1 filed with the SEC on April 13, 2007, (the "Company's Annual Report for 2006 on Form 10-K As Amended").

Item 1A.      Risk Factors

The Company's Annual Report for 2006 on Form 10-K As Amended describes various risk factors applicable to the Company and its businesses in Item 1 under the caption "Certain Risk Factors", which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since the Company's Annual Report for 2006 on Form 10-K As Amended.

Item 2:       Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a): Not applicable

Item 2(b): Not applicable

Item 2(c): Not applicable

Item 3:       Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.

Item 3(b): Defaults under Preferred Stock: Not applicable.

Item 4:       Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:       Other Information

Not applicable.

Item 6:       Exhibits

10.1      Waiver and Amendment No. 11 to Third Amended and Restated Revolving Credit and Security Agreement entered into as of November 16, 2007.

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

Date: November 19, 2007	SPAR Group, Inc., Registrant
By: /s/ Charles Cimitile
Charles Cimitile Chief Financial Officer, Treasurer, Secretary and duly authorized signatory