Form 10-K
period 2007-12-31
SPAR GROUP INC
filed 2008-03-31
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-27824

SPAR GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 White Plains Road, Suite 250, Tarrytown, New York	10591
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 332-4100

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐  NO   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐  NO   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer”, “accelerated filer”, and “Smaller reporting company” in Rule 12b-2 of the Exchange Act.). (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES  ☐  NO   ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2007, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $5,600,000.

The number of shares of the Registrant’s Common Stock outstanding as of December 31, 2007, was 19,089,177 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Shareholders, presently scheduled to be held on May 29, 2008, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Statements contained in this Annual Report on Form 10-K of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”, and together with the Securities Act, the “Securities Laws”), including, in particular and without limitation, the statements contained in the discussions under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur, to not be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company cannot assure that such plans, intentions or expectations will be achieved in whole or in part, that it has identified all potential risks or that it can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described below (see Item 1A – Risk Factors) and any other cautionary statements contained in this Annual Report on Form 10-K. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by all such risk factors and other cautionary statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 1. Business

GENERAL

The SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a supplier of merchandising and other marketing services throughout the United States and internationally. Today the Company operates in 13 countries whose population represents approximately 48% of the total world population. The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, Radio Frequency Identification (“RFID”) services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and through its subsidiaries, the Company currently provides similar merchandising and other marketing services in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia and New Zealand. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

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

Domestic Merchandising Services Division

The Company’s Domestic Merchandising Services Division provides nationwide merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, electronics store chains, drug store chains, convenience and grocery stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies in the United States.

International Merchandising Services Division

In July 2000, the Company established its International Merchandising Services Division to focus on expanding its merchandising and other marketing services business worldwide. The Company has expanded its international business as follows:

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

INDUSTRY OVERVIEW

Domestic Merchandising Services Division

According to industry estimates over two billion dollars is spent annually on domestic retail merchandising and marketing services. The merchandising and marketing services industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. The Company believes there is a continuing trend for major retailers and manufacturers to move toward third parties to handle in-store merchandising. The Company also believes that its merchandising and marketing services bring added value to retailers, manufacturers and other businesses. Retail merchandising and marketing services enhance sales by making a product more visible and available to consumers. These services primarily include placing orders, shelf maintenance, display placement, reconfiguring products on store shelves and replenishing product inventory. The Company provides other marketing services such as providing in-store event staffing services, test market research, mystery shopping, and promotion planning and analysis.

The Company believes merchandising and marketing services previously undertaken by retailers and manufacturers have continued to be outsourced to third parties. Historically, retailers staffed their stores as needed to ensure inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics. In an effort to improve their margins, retailers decreased their own store personnel and increased their reliance on manufacturers to perform such services. Initially, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. Retailers also used their employees to merchandise their stores. However, both the manufacturers and the retailers discovered that using their own sales representatives and employees for this purpose was expensive and inefficient. Therefore, manufacturers and retailers have continued to outsource the merchandising and marketing services to third parties capable of operating at a lower cost by (among other things) serving multiple manufacturers simultaneously.

Another significant trend impacting the merchandising segment is the tendency of consumers to make product purchase decisions once inside the store. Accordingly, merchandising and marketing services and in-store product promotions have proliferated and diversified. Retailers are continually re-merchandising and re-modeling entire stores in an effort to respond to new product developments and changes in consumer preferences. The Company estimates that these activities have increased in frequency over the last five years. Both retailers and manufacturers are seeking third parties to help them meet the increased demand for these labor-intensive services.

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

In July 2000, the Company established its International Merchandising Services Division to cultivate foreign markets, modify the necessary systems and implement the Company’s business model worldwide by expanding its merchandising and marketing services business off shore. The Company formed an International Merchandising Services Division task force consisting of members of the Company’s information technology, operations and finance groups to evaluate and develop foreign markets. In 2001, the Company established its Japanese subsidiary to provide the latest in-store merchandising and marketing services to the Japanese market. Subsequently, the Company translated several of its proprietary Internet-based logistical, communications and reporting software applications into Japanese and successfully implemented its software and business systems in Japan. Since 2003, the Company has expanded its international presence to Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia, and New Zealand. Today the Company operates in 13 countries whose population represents approximately 48% of the total world population.

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

Another key to the Company’s international strategy is seeking a material investment and participation in an international subsidiary by an experienced person or company in the local country not otherwise affiliated with the Company (each a “Local Owner’). The Company generally seeks to own at least 51% of a foreign subsidiary, although it owns 50% of the equity interests in the Company’s subsidiaries in Japan and China. Canada is the only international subsidiary wholly owned by the Company. Local Owners provide equity, credit support and certain services and generally are or provide management support for the corresponding international subsidiaries. (See Item 1A - Risks of Having Material Local Investors in International Subsidiaries, below).

Financial Information About Geographic and Business Segments

The Company operates both domestically and internationally in the two distinct geographic/business segments described above. Certain financial information regarding the Company’s geographic and business segments, which includes net revenues and operating (loss) income for each of the years ended December 31, 2007, December 31, 2006, and December 31, 2005, and long-lived assets as of December 31, 2007 and December 31, 2006 is provided in Note 11 to the Company’s Consolidated Financial Statements herein.

BUSINESS STRATEGY

As the marketing services industry continues to expand both in the United States and internationally, large retailers and manufacturers are outsourcing their merchandising and marketing service needs to third-party providers. The Company believes that offering marketing services on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that successful use of and continuous improvements to a sophisticated technology infrastructure, including its proprietary Internet-based software, is key to providing clients with a high level of client service while maintaining efficient, low cost operations. The Company’s objective is to become an international retail merchandising and marketing service provider by pursuing its operating and growth strategy, as described below.

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

Through the Company’s automated labor tracking system, its merchandising specialists communicate work assignment completion information via the Internet, cellular telephone or landlines, enabling the Company to report hours and other completion information for each work assignment on a daily basis and providing the Company with daily, detailed tracking of work completion. This information is analyzed and displayed in a variety of reports that can be accessed by both the Company and its clients via the Internet. These reports can depict the status of merchandising projects in real time. This technology also allows the Company to schedule its merchandising specialists more efficiently, quickly quantify the benefits of its services to clients, rapidly respond to clients’ needs and rapidly implement programs.

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

Improve Operating Efficiencies:

The Company will continue to seek greater operating efficiencies. The Company believes that its existing field force and technology infrastructure can support additional clients and revenue in both its Domestic Merchandising Services Division and International Merchandising Services Division.

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

The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, RFID services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains, convenience and grocery stores. The International Merchandising Services Division established in July 2000, currently provides similar merchandising and marketing services through subsidiaries in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia and New Zealand. Today the Company operates in 13 countries whose population represents approximately 48% of the total world population.

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

Syndicated Services

Syndicated services consist of regularly scheduled, routed merchandising and marketing services provided at the retail store level for various manufacturers and distributors. These services are performed for multiple manufacturers and distributors, including, in some cases, manufacturers and distributors whose products are in the same product category. Syndicated services may include activities such as:

•	Reordering and replenishment of products
•	Ensuring that the clients’ products authorized for distribution are in stock and on the shelf
•	Adding new products that are approved for distribution but not yet present on the shelf
•	Designing and implementing store planogram schematics
•	Setting product category shelves in accordance with approved store schematics
•	Ensuring that product shelf tags are in place
•	Checking for overall salability of the clients’ products
•	Placing new product and promotional items in prominent positions

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

In-Store Event Staffing Services

The Company provides in-store product samplings and in-store product demonstrations to national chains in target markets worldwide. The Company has also developed additional product offerings in an effort to expand this segment of its business.

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

SALES AND MARKETING

The Company’s sales efforts within its Domestic Merchandising Services Division are structured to develop new business in national, regional and local markets. The Company’s corporate business development team directs its efforts toward the senior management of prospective clients. Sales strategies developed at the Company’s headquarters are communicated to the Company’s sales force for execution. The sales force, located nationwide, work from both Company and in home offices. In addition, the Company’s corporate account executives play an important role in the Company’s new business development efforts within its existing manufacturer, distributor and retailer client base.

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

CLIENTS

The Company currently represents numerous manufacturers and /or retail clients in a wide range of retail chains and stores worldwide, including:

•	Mass Merchandisers
•	Electronics
•	Drug
•	Grocery
•	Other retail outlets (such as discount stores, home centers, etc.)

The Company also provides event staffing, RFID, research and other marketing services to retailers and the consumer packaged goods industry.

One client accounted for 7% of the Company’s net revenues for the year ended December 31, 2007. This client accounted for approximately 3% of the Company’s accounts receivable at December 31, 2007.

In addition, approximately 7%, 8%, and 11% of the Company’s net revenues for the years ended December 31, 2007, 2006, and 2005, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by a leading mass merchandising chain in the United States. These clients accounted for approximately 5% and 4% of the Company’s accounts receivable at December 31, 2007 and 2006, respectively.

Also, approximately 14% and 11% of the Company’s net revenues for the years ended December 31, 2007 and 2006, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by a leading electronics chain in the United States. These clients accounted for 10% and 7% of Company’s accounts receivable at December 31, 2007 and 2006, respectively.

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

EMPLOYEES

Worldwide the Company utilized a labor force of approximately 8,800 people in 2007. Today the Company operates in 13 countries whose population represents approximately 48% of the total world population.

As of December 31, 2007, the Company’s Domestic Merchandising Services Division utilized a labor force of approximately 3,800 people. There were 126 full-time employees and 10 part-time employees engaged in domestic operations. Of the 126 full-time employees, 83 employees (36 client service and 47 operational support professionals) were engaged in office operations, 38 were engaged in field operations and 5 were engaged in sales. The Company’s Domestic Merchandising Services Division utilized the services of its affiliate, SPAR Management Services, Inc. (“SMSI”), to schedule and supervise its field force of merchandising specialists, which consists of independent contractors furnished by SPAR Marketing Services, Inc. (“SMS”), another affiliate of the Company (see Item 13 – Certain Relationships and Related Transactions and Director Independence, below) as well as the Company’s domestic field employees. SMS and SMSI furnished approximately 3,600 merchandising specialists (all of whom are independent contractors of SMS) and 53 field managers (all of whom were full-time employees of SMSI), respectively.

As of December 31, 2007, the Company’s International Merchandising Services Division’s labor force consisted of approximately 5,000 people. There were 114 full-time and 7 part-time employees engaged in international operations. Of the 114 full-time employees, 74 employees were engaged in office operation and 40 full-time employees were engaged in sales. The International Division’s field force consisted of approximately 300 field management employees and approximately 4,600 merchandising specialists of which approximately 3,800 were Company employees and approximately 800 were independent contractors.

To support the International Merchandising Services Division, the Company utilizes employees of its Domestic Merchandising Services Division as well as the employees of its affiliates, SMSI and SPAR Infotech, Inc. (“SIT”). However, dedicated employees will be added to the International Merchandising Services Division as the need arises. The Company’s affiliate, SIT, also provides programming and other assistance to the Company’s various divisions (see Item 13 – Certain Relationships and Related Transactions and Director Independence, below).

The Company, SMS, SMSI and SIT consider their relations with their respective employees and independent contractors to be good.

Item 1A. Risk Factors

There are various risks associated with the Company’s growth and operating strategy. The risk factors presented below are the ones that the Company currently considers material based on best estimates and includes “forward-looking statements” within the meaning of the Securities Laws. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or to not be realized or to be less than expected. Additional risks may be facing the Company, the industry, or the economy in general, whether domestically or internationally. The Company may not be aware of some risks and may currently consider other risks immaterial, but any risk may develop at any time into actual events that adversely affect the Company. There also may be risks that a particular investor would view differently from the Company, and current analysis may be wrong. The Company expressly disclaims any obligation to update or revise any forward-looking statements or any of these risks in whole or in part, whether as a result of new information, future events or otherwise, except as required by law.

One should carefully consider each of the risks described below before making any investment decision respecting the Company’s common stock. If any of the following risks develops into actual events, or any other risks arise and develop into actual events, the Company’s business, financial condition or results of operations could be negatively affected, the market price of the Company’s common stock could decline and one may lose all or part of their investment.

Dependency on Largest Client and Large Retail Chains

As discussed above in “Clients”, the Company does a significant amount of business with a leading drug store chain, a leading mass merchandising chain and a leading electronics chain. The loss of this client, the loss of the ability to provide merchandising and marketing services in those chains, or the failure to attract new large clients could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Risks of Continuing Losses and Financial Covenant Violations

The Company has not been profitable in two of the last three years (see Item 8 - Financial Statements and Supplementary Data). In addition, during this period the Company has violated the covenants of its Credit Facility with Webster Business Credit Corporation (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources).

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

Significant Stockholders: Voting Control and Market Illiquidity

Mr. Robert G. Brown, founder, director, Chairman (and former President and Chief Executive Officer) of the Company, beneficially owns approximately 46% of the Company’s outstanding Common Stock, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company, beneficially owns approximately 28% of the Company’s outstanding Common Stock. These stockholders have, should they choose to act together, and under certain circumstances Mr. Brown acting alone may have, the ability to control all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions.

In addition, although the Company Common Stock is quoted on the Nasdaq Capital Market, the trading volume in such stock may be limited and an investment in the Company’s securities may be illiquid because the founders own a significant amount of the Company’s stock.

Dependence Upon and Potential Conflicts in Services Provided by Affiliates

The success of the Company’s domestic business is dependent upon the successful execution of its field services by SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), as well as the programming services provided by SPAR Infotech, Inc. (“SIT”), each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company’s financial statements. SMS provides substantially all of the merchandising specialists used by the Company in conducting its domestic business (89% of domestic field expense in 2007), and SMSI provides substantially all of the domestic field management services (93% of domestic field management in 2007) used by the Company in conducting its business (See Item 13 – Certain Relationships and Related Transactions, and Director Independence below). These services provided to the Company by SMS and SMSI are on a cost-plus basis pursuant to contracts that are cancelable on 60 days notice prior to December 31 of each year or with 180 days notice at any other time. SIT provides substantially all of the Internet programming services and other computer programming needs used by the Company in conducting its business (see Item 13 – Certain Relationships and Related Transactions, and Director Independence below), which are provided to the Company by SIT on an hourly charge basis pursuant to a contract that is cancelable on 30 days notice. The Company has determined that the services provided by SMS, SMSI and SIT are at rates favorable to the Company.

SMS, SMSI and SIT (collectively, the “SPAR Affiliates”) are owned solely by Mr. Robert G. Brown, founder, director, Chairman (and former President and Chief Executive Officer) of the Company, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company, each of whom are also directors and executive officers of each of the SPAR Affiliates (see Item 13 – Certain Relationships and Related Transactions, and Director Independence below). In the event of any dispute in the business relationships between the Company and one or more of the SPAR Affiliates, it is possible that Messrs. Brown and Bartels may have one or more conflicts of interest with respect to those relationships and could cause one or more of the SPAR Affiliates to renegotiate or cancel their contracts with the Company or otherwise act in a way that is not in the Company’s best interests.

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

The Company has not paid and does not intend to pay cash Dividends

The Company has not paid dividends in the past, intends to retain any earnings or other cash resources to finance the expansion of its business and for general corporate purposes, and does not intend to pay dividends in the future. In addition, the Company’s Credit Facility with Webster Business Credit Corporation (“Webster”) (see Note 4 to the Consolidated Financial Statements – Lines of Credit) restricts the payment of dividends without Webster’s prior consent.

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

Risks of Having Material Local Investors in International Subsidiaries

The Company’s international model is to partner with local merchandising companies and combine their knowledge of the local market with the Company’s proprietary software and expertise in the merchandising business. As a result, each of the Company’s international subsidiaries (other than Canada) is owned in material part by an entity in the local country where the international subsidiary resides and is not otherwise affiliated with the Company (each a “Local Owner”). 50% of the equity interests in the Company’s subsidiaries in Japan and China and 49% of the equity interests in the Company’s other international subsidiaries (other than Canada) are owned by Local Owners rather than by the Company. The joint venture agreements between the Company and the Local Owners in the respective international subsidiaries (other than Canada) specify, among other things, the equity, programming and support services the Company is required to provide and the equity, credit support, certain services and management support that the Local Owner is required to provide to the international subsidiary. In the event of any disagreement or other dispute in the business relationships between the Company and Local Owner, it is possible that the Local Owner may have one or more conflicts of interest with respect to the relationship and could cause the applicable international subsidiary to operate or otherwise act in a way that is not in the Company’s best interests.

The joint venture agreements generally have unlimited contract terms and parties generally do not have the right to unilaterally withdraw. However, a non-defaulting party has the right to terminate such agreement upon the other party’s default, receipt of notice and failure to cure within a specified period (generally 60 days). In addition, either party, at any time after the end of a specified period (usually between three and five years), may: (1) sell all or part of its equity interest in the international subsidiary to a third party by providing a written notice to the other party of such intentions (in which case the other party has the right of first refusal and may purchase the equity of the offering partner under the same terms and conditions); or (2) offer to purchase the equity of the other party( in which case the other party has 120 days to either accept or reject the offer or to reverse the transaction and actually purchase the offering partners equity under the same terms and conditions).

Several of the international subsidiary contracts are either at or near the end of the applicable periods during which either of the parties may trigger the right of first refusal and buy/sell provisions described above. Both the Company and the Local Owners, as part of their ongoing relationship, are or will be assessing appropriate action as described above. The Company believes its relationships with the Local Owners are good. However, there can be no assurance that the Company could (if necessary under the circumstances) replace equity, credit support, management and other services currently provided by a Local Owner in sufficient time to perform its client obligations or that the Company could provide these services and or equity in the event the Local Owner were to withdraw its investment and support in the local market. Any cancellation, other nonperformance or material change under the joint venture agreements with the Local Owners could have a material adverse effect on the Company’s current business, results of operations and financial condition or future growth.

Risks Associated with Foreign Currency

The Company also has foreign currency exposure associated with its international subsidiaries. In 2007, these exposures are primarily concentrated in the Canadian Dollar, Japanese Yen, South African Rand and Australian Dollar.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. The Company leases certain office space and storage facilities for its corporate headquarters, divisions and subsidiaries under various operating leases, which expire at various dates during thenext five years. These leases generally require the Company to pay minimum rents, subject to periodic adjustments, plus other charges, including utilities, real estate taxes and common area maintenance. The Company believes that its relationships with its landlords generally to be good. However, as these leased facilities generally are used for offices and storage, the Company believes that other leased spaces could be readily found and utilized on similar terms should the need arise.

The Company maintains its corporate headquarters in approximately 5,600 square feet of leased office space located in Tarrytown, New York, under an operating lease with a term expiring in October 31, 2013.

The Company maintains its data processing center and warehouse at its regional office in Auburn Hills, Michigan, under an operating lease expiring in December 31, 2011.

The Company believes that its existing facilities are adequate for its current business. However, new facilities may be added should the need arise in the future.

The following is a list of the locations where the Company maintains leased facilities for the listed offices and countries:

Location	Office Use	Approximate Square Footage

Domestic:

Tarrytown, NY	Corporate Headquarters	5,600
Auburn Hills, MI	Regional Office and Warehouse	25,700

International:

Canada
Toronto, Ontario	Headquarters	4,100

Japan
Osaka	Headquarters	1,700
Tokyo	Regional Office	1,500
Nagoya	Regional Office	700

Turkey
Istanbul	Headquarters	3,000

South Africa
Durban	Headquarters	2,800
Cape Town	Regional Office	3,000
Port Elizabeth	Regional Office	700

India
New Delhi	Headquarters	1,300
Mumbai	Regional Office	500

Romania
Bucharest	Headquarters	1,100

China
Shanghai	Headquarters	700
Beijing	Regional Office	300
Guangzhou	Regional Office	600
Shenzhen	Regional Office	500
Cheng Du	Regional Office	300

Lithuania
Siauliai	Headquarters	1,200

Australia
Melbourne	Headquarters	4,200

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

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal in September 2006 for $1,307,700 representing the net amount of the awards. Both parties filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal. Pivotal/SGRP is seeking to have Safeway’s judgment overturned, thereby increasing the award to Pivotal by over $5 million. Safeway has asked for a new trial on the judgment found against it. The appellate process is expected to take fourteen to twenty four months to complete. In the interim, the court ordered a mediation of the dispute, which took place but was not successful in resolving the matter. Accordingly, the appeals will proceed. The Company has recorded the net $1.3 million settlement award in other assets.

Briefing on the appeals was continued at the request of Safeway, who needed additional time to prepare their papers. Safeway’s initial brief on appeal is expected to be filed by the end of March, 2008. Spar’s opposition will be filed 90 days after Safeway’s brief has been filed. Opposition and Reply briefs will then be filed within the next 180 days. Thereafter, an oral argument hearing date will be assigned by the court of appeal.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq Capital Market.

	2007		2006
	High	Low	High	Low
First Quarter	$1.30	$0.95	$1.36	$0.89
Second Quarter	1.23	0.89	1.40	0.90
Third Quarter	1.50	0.95	1.13	0.90
Fourth Quarter	1.02	0.54	1.35	0.92

As of December 31, 2007, there were approximately 1,000 beneficial shareholders of the Company’s Common Stock.

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

The Company’s Credit Facility with Webster Business Credit Corporation (see Note 4 to the Consolidated Financial Statements – Lines of Credit) restricts the payment of dividends without Webster’s prior consent.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2007, SGRP did not repurchase any of its equity securities.

Corporation Performance

The following graph shows a comparison of cumulative total returns for SGRP’s Common Stock, the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Stocks (SIC 7380-7389 U.S. Companies) Miscellaneous Business Services Index, Russell 2000 and S&P Advertising for the period during which SGRP’s Common Stock has been registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The graph assumes that the value of an investment in Common Stock and in each such index was $100 on December 31, 2002, and that all dividends have been reinvested.

The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of SGRP’s Common Stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SPAR Group, Inc. . .

$250
$200
$150
$100
$50
$0
12/02
12/03
12/04
12/05
12/06
12/07
SPAR Group, Inc.
NASDAQ Composite
Russell 2000
S&P Advertising
Peer Group

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Creation and Sale of Unregistered Preferred Stock

On March 28, 2008, SGRP filed a “Certificate of Designation of Series “A” Preferred Stock of SPAR Group, Inc.” (the “Preferred Designation”), creating a series of 3,000,000 shares of Preferred Stock designated as “Series A Preferred Stock” with a par value of $0.01 per share (the “Preferred Stock”), which designation had been approved by SGRP’s Board of Directors (the “Board”) on March 27, 2008.

The Preferred Designation provides that each share of Preferred Stock is to be issued at a value equal to the closing bid price of SGRP’s common stock (the “Common Stock”) immediately preceding the day SGRP and the purchaser(s) entered into of a binding commitment to issue and acquire Preferred Stock. The Preferred Stock will accrue a 10% divided payable in either cash (when permitted by law and Nasdaq and authorized by the Board) or common stock when authorized by the Board (valued at the current market price of a share of common stock at the time paid but not less that the initial purchase price of a share of such preferred). All accrued and unpaid dividends and potential dividends must be paid to the holders of the Preferred Stock before any dividends can be paid to the holders of the Common Stock. The face value (purchase price) of the Preferred Stock and all accrued and unpaid dividends and potential dividends must be paid to the holders of the Preferred Stock before any liquidating distributions can be made to the holders of the Common Stock. The consent of all of the holders of the Preferred Stock is required for SGRP to make any changes in the Preferred Designation or issue any other class of preferred stock senior to or pari passu with the Preferred Stock.

The Preferred Stock is redeemable, at the discretion of the Corporation, for a cash redemption price equal to its face value (purchase price) plus all accrued and unpaid dividends and potential dividends. Each share of Preferred Stock is convertible into one share of Common Stock at the rate of one to one at the option of the holder, which option would be exercisable for so long as the Preferred Stock is outstanding (even if the Corporation has elected to redeem). Such a conversion also requires that the Corporation satisfy all accrued and unpaid dividends and potential dividends at the same time. The Preferred Stock votes with the Common Stock (no class voting) and have voting rights equal to one vote per share of Preferred Stock.

On March 27, 2008, the Board also authorized the issuance of up to 530,000 shares of Preferred Stock to its affiliates, Robert G. Brown and William H. Bartels (who are officers, directors and significant shareholders of SGRP - see Item 13, Certain Relationships and Related Transactions, and Director Independence) in return for (among other things) cash or the reduction of an equivalent debt owed by the Company to SPAR Management Services, Inc. (“SMSI”) (see Item 13, Certain Relationships and Related Transactions, and Director Independence), an affiliate of SGRP wholly owned by Mr. Brown and Mr. Bartels. On March 31, 2008, the Corporation, Mr. Brown, Mr. Bartels and SMSI entered into an agreement to issue and purchase 89,286 shares of Preferred Stock at $1.12 per share (the closing bid price of SGRP’s Common Stock for the most recent trading day available immediately preceding such agreement date). Pursuant to that agreement, SGRP’s payable to SMSI will be reduced by $100,000.32, and SGRP will issue 54,564 shares of Preferred Stock to Mr. Brown and 34,722 shares of Preferred Stock to Mr. Bartels, all effective March 31, 2008. SGRP’s Audit Committee reviewed and unanimously approved this transaction, including the terms of the Preferred Stock and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Securities Laws and are based on the Company’s best estimates and determinations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur or to not be realized or to be less than its plans, goals, intentions and/or expectations. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

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

Overview

The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, Radio Frequency Identification (“RFID”) services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and currently provides similar merchandising and other marketing services through subsidiaries in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia and New Zealand. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

Critical Accounting Policies & Estimates

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 2 to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, consolidation of subsidiaries and other companies, and discontinued business accounting. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Four critical accounting policies are consolidation of subsidiaries, revenue recognition, allowance for doubtful accounts, and internal use software development costs.

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

Allowance for Doubtful Accounts

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $163,000 and $400,000 at December 31, 2007 and 2006, respectively. Bad debt (recovery) expenses were $(164,000), $84,000, and $38,000 in 2007, 2006, and 2005, respectively.

Internal Use Software Development Costs

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include (but are not limited to) the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company’s software development projects. Capitalized software development costs are amortized over three years on a straight-line basis.

The Company capitalized $328,000, $280,000, and $346,000 of costs related to software developed for internal use in 2007, 2006, and 2005, respectively, and recognized approximately $292,000, $371,000, and $516,000 of amortization of capitalized software for the years ended December 31, 2007, 2006, and 2005, respectively.

Results of operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (in millions).

	Year Ended December 31,
	2007	%	2006	%	2005	%
Net revenues	$60.7	100.0%	$57.3	100.0%	$51.6	100.0%
Cost of revenues	41.5	68.3	37.5	65.4	32.0	61.9
Selling, general & administrative expenses	20.5	33.7	19.8	34.6	16.7	32.4
Depreciation & amortization	0.7	1.3	0.7	1.3	1.0	2.0
Other expense (income)	0.3	0.5	(0.1)	(0.2)	0.6	1.2

(Loss) income before income tax provision and minority interest	(2.3)	(3.8)	(0.6)	(1.1)	1.3	2.5
Provision for income taxes	0.2	0.3	0.1	0.2	0.2	0.4

(Loss) income before minority interest	(2.5)	(4.1)	(0.7)	(1.3)	1.1	2.1
Minority interest	—	—	(0.1)	(0.2)	0.2	0.4
Net (loss) income	$(2.5)	(4.1)%	$(0.6)	(1.1)%	$0.9	1.7%

Results of operations for the twelve months ended December 31, 2007, compared to twelve months ended December 31, 2006

Net Revenues

Net revenues for the twelve months ended December 31, 2007, were $60.7 million, compared to $57.3 million for the twelve months ended December 31, 2006, an increase of $3.4 million. International net revenues totaled $31.3 million for 2007 increasing 34.7% from $23.2 million in 2006. The increase in international net revenues of $8.1 million was primarily due to increased net revenues from subsidiaries with operations continuing from 2006 totaling $8.1 million. The following subsidiaries recorded 2007 increases in net revenues over 2006 results: Australia $4.2 million; India $1.4 million; Turkey $954,000; Canada $657,000; Lithuania $570,000; China $305,000; Japan $253,000 and Romania $113,000. South Africa reported a decline in net revenues for the twelve months ended December 31, 2007, $410,000. Included in the 2006 international revenues was an additional quarter of revenues totaling $1.3 million resulting from the change in the reporting year for the Japanese subsidiary. Excluding the $1.3 million of additional revenues for 2006, 2007 international net revenues increased $9.4 million or 40.5% from 2006. Domestic net revenues totaled $29.4 million in 2007, compared to $34.1 million in 2006. The decrease in domestic net revenues of $4.7 million, or 13.7%, is primarily the result of lower project work and per unit fee billings, partially offset by revenue from new clients in 2007. Included in 2006 domestic revenue was $770,000 from the termination of a customer service agreement.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 68.3% of net revenues for the twelve months ended December 31, 2007, compared to 65.4% for the twelve months ended December 31, 2006. Internationally, the cost of revenues as a percentage of net revenues was 68.9% and 64.1% for the twelve months ended December 31, 2007, and 2006, respectively. The international cost of revenues percentage increase was primarily attributable to lower margin revenues in Japan accounting for a greater portion of revenue in the twelve months ended December 31, 2007, compared to the prior year. Lithuania, Turkey and China had higher cost of revenues in 2007 compared to 2006. Domestic cost of revenues was 67.6% and 66.2% of net revenues for the twelve months ended December 31, 2007, and 2006, respectively. The increase was primarily attributable to the change in the mix of business, with higher cost project revenues accounting for a greater portion of revenues in the twelve months ended December 31, 2007, as well as a decrease in per unit fee revenues that did not have a proportionate decrease in cost compared to the prior year. As discussed above under Critical Accounting Policies/Revenue Recognition, the Company’s revenue consists of per unit fee revenue, which is earned when the client’s product is sold to the consumer at retail, not when the services are performed. Retail sales of client products are influenced by numerous factors including consumer tastes and preferences, and not solely by the merchandising and marketing service performed. In any given period, the cost of per unit fee revenues may not be directly proportionate to the per unit fee revenue.

Approximately 90% and 84% of the Company’s domestic cost of revenue in both the twelve months ended December 31, 2007 and 2006, respectively, resulted from in-store independent contractor and field management services purchased from the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively. (See Item 13 – Certain Relationships and Related Transactions, and Director Independence below)

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses for the years indicated (in millions):

	Year Ended December 31,				Increase (decrease)
	2007	%	2006	%	%
Selling, general & administrative	$20.5	33.7%	$19.8	34.6%	3.2%
Depreciation and amortization	0.7	1.3	0.7	1.3	2.9%

Total operating expenses	$21.2	35.0%	$20.5	35.9%	3.2%

Selling, general and administrative expenses increased by approximately $635,000, or 3.2%, for the twelve months ended December 31, 2007, to $20.5 million compared to $19.8 million for the twelve months ended December 31, 2006. The $635,000 increase in selling, general and administrative expenses consisted of an increase in international selling, general and administrative expenses totaling $1.5 million offset by a decrease in domestic selling, general and administrative expenses of $876,000. International selling, general and administrative expenses for the twelve months ended December 31, 2007, were $10.2 million compared to $8.7 million for the prior year. The increase of approximately $1.5 million, or 17.4%, was primarily due to $1.5 million of additional selling, general and administrative expenses related to the new international subsidiaries in Australia $1.4 million and Lithuania $116,000 which began operations in 2006. Increases from existing international subsidiaries include Canada $714,000, India $177,000, China $94,000, South Africa $44,000 and Romania $17,000. General corporate international business development costs increased $39,000. These increases were partially offset by decreases in the Japanese international subsidiary selling, general and administrative expenses of $1.0 million and $32,000 from the Turkish subsidiary. In 2006 there were $544,000 in additional expenses included in the Japan subsidiary’s results due to the inclusion of the fourth quarter of 2005 results in 2006 due to a change in reporting period. Without these expenses the decrease in the Japanese subsidiary’s expenses would be $497,000. Domestic selling, general and administrative expenses totaled $10.3 million for 2007 and were reduced $873,000 from $11.1 million in 2006.

Depreciation and amortization charges were $768,000 for the twelve months ended December 31, 2007, compared to $746,000 for the twelve months ended December 31, 2006. The decrease of approximately $22,000, or 2.9%, was due to lower purchases of property and equipment in recent years.

Other Income/Other Expense

Other expense, net was approximately $39,000 for twelve months ended December 31, 2007, compared to other income, net of approximately $338,000 for the twelve months ended December 31, 2006. Included in other income, net for 2006 was a favorable $1.3 million judgment awarded in a lawsuit, offset by the 2006 related legal expenses of approximately $1.2 million, and the favorable settlement of another lawsuit with a vendor.

Interest Expense

Interest expense totaled approximately $315,000 for 2007 compared to interest expense of approximately $237,000 for 2006. The increase was a result of higher debt levels and interest rates in 2007.

Income Taxes

The provision for income taxes was $157,000 and $99,000 for 2007 and 2006, respectively. The tax provisions were primarily for minimum domestic state taxes due and international tax liabilities. There were no tax provisions for United States federal tax as the Company reported losses for the twelve months ended December 31, 2007 and 2006.

Minority Interest

Minority interest of approximately $47,000 and $(101,000) resulted from the net operating profits and losses of the Company’s 51% owned subsidiaries and its 50% owned subsidiaries for the twelve months ended December 31, 2007 and 2006, respectively.

Net (Loss) Income

The SPAR Group had a net loss for 2007 of approximately $2.5 million, or $0.13 per share, compared to a net loss for 2006 of approximately $621,000, or $0.03 per share.

Off Balance Sheet Arrangements

None.

Results of operations for the twelve months ended December 31, 2006, compared to twelve months ended December 31, 2005

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

Approximately 84% of the Company’s domestic cost of revenue in both the twelve months ended December 31, 2006 and 2005, resulted from in-store independent contractor and field management services purchased from the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively. (See Item 13 – Certain Relationships and Related Transactions, and Director Independence below)

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses for the years indicated (in millions):

	Year Ended December 31,				Increase (decrease)
	2006	%	2005	%	%

Selling, general & administrative	$19.8	34.6%	$16.7	32.4%	18.8%
Depreciation and amortization	0.7	1.3	1.0	2.0	(27.6)%
Total operating expenses	$20.5	35.9%	$17.7	34.4%	16.1%

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

Net (Loss) Income

The SPAR Group had a net loss for 2006 of approximately $621,000, or $0.03 per share, compared to a net income for 2005 of approximately $878,000, or $0.05 per basic and diluted shares.

Off Balance Sheet Arrangements

None.

Liquidity and capital resources

For the twelve months ended December 31, 2007, the Company had a net loss of $2.5 million.

Net cash provided by operating activities for the year ended December 31, 2007 was $12,000, compared to net cash used in operating activities of $2.5 million in 2006. The change of approximately $2.5 million in cash used in operating activities is primarily due to decreases in net income offset by increases in accounts payable and accrued expenses due to affiliates.

Net cash used in investing activities for the year ended December 31, 2007 and 2006, was $814,000 and $516,000, respectively. The change in net cash used in investing activities was a result of increased purchases of property and equipment in 2007.

Net cash provided by financing activities for the year ended December 31, 2007 was $834,000, compared with net cash provided by financing activities of $2.3 million for the year ended December 31, 2006. The cash provided by financing activities was a result of the Company’s increased borrowing on its lines of credit.

The above activity resulted in a increase in cash and cash equivalents for the twelve months ended December 31, 2007 of $98,000.

The Company had negative working capital of $450,000 and positive working capital of $1.6 million as of December 31, 2007 and 2006, respectively. The Company’s current ratio was 0.97 and 1.13 at December 31, 2007 and 2006, respectively. The decrease in working capital and current ratio were primarily due to increases in lines of credit, accounts payable, accrued expenses due to affiliates and customer deposits partially offset by an increase in accounts receivable.

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. In May 2007 the credit facility was amended to provide for an availability reserve of $500,000. In August 2007 the credit facility was further amended to reduce the availability reserve to $250,000 until November 30, 2007. On November 16, 2007 Webster amended the credit facility to extend the availability reserve of $250,000 indefinitely and to reduce the revolving line of credit to $5.0 million. On February 12, 2008, the Credit Facility was further amended to reset the financial covenants for the fourth quarter of 2007 and to establish monthly EBITDA covenants for 2008. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable less certain reserves). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 8.25% per annum at December 31, 2007), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 8.96% per annum for the twelve months ended December 31, 2007. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were $4.9 million and $4.2 million at December 31, 2007 and 2006, respectively. There were letters of credit outstanding under the Credit Facility of approximately $0 and $453,000 at December 31, 2007 and 2006, respectively. As of December 31, 2007, the SPAR Group had unused availability under the Credit Facility of $102,000 out of the remaining unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at December 31, 2007 and 2006, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The Company was not in violation of its covenants at December 31, 2007 and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will be able to comply with its covenants and that if the Company violates the amended covenants, Webster will continue to issue such waivers in the future.

In addition, Mr. Robert G. Brown, a Director, the Chairman (and former President and Chief Executive Officer) and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Credit Facility totaling $1.0 million.

The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $891,000 (based upon the exchange rate at December 31, 2007). The outstanding balances under the line of credit agreements were 90 million Yen, or approximately $802,000 and 70 million Yen, or approximately $588,000 at December 31, 2007 and 2006, respectively (based upon the exchange rate at those dates). The average interest rate was 1.9% per annum for the twelve months ended December 31, 2007. In addition, the Japanese subsidiary had cash balances totaling 137 million Yen, or approximately $1,246,000 (based upon the exchange rate at December 31, 2007) and 97 million Yen, or approximately $815,000 (based upon the exchange rate at December 31, 2006) at December 31, 2007 and 2006, respectively.

In 2006, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian), or approximately $964,000 (based upon the exchange rate at December 31, 2007). At December 31, 2007, SPARFACTS Australia Pty. Ltd. had $315,000 (Australian), or approximately $276,000, outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 10.6% per annum for the twelve months ended December 31, 2007.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian) or approximately $1,019,400 (based upon the exchange rate at December 31, 2007). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  On March 28, 2008 Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian).  At December 31, 2007, SPAR Canada Company had $140,000 (Canadian), or approximately $143,000, outstanding under the line of credit (based upon the exchange rate at December 31, 2007). The average interest rate was 7.08% per annum for the twelve months ended December 31, 2007.

At December 31, 2007, SPAR Canada Company was in violation of its covenant. Royal Bank of Canada has waived this violation. The Company expects that it will comply with its covenants in future periods. However, there can be no assurances that the Company will be able to comply with its covenants and that if the Company violates its covenants, Royal Bank will continue to issue such waivers in the future.

The Company’s international model is to partner with local merchandising companies and combine the partner’s knowledge of the local market with the Company’s proprietary software and expertise in the merchandising and marketing business. In 2001, the Company established its first international subsidiary and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia and New Zealand through 9 subsidiaries.

Certain of the international subsidiaries are marginally profitable while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may find it necessary to provide additional cash infusions into these subsidiaries.

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company’s contractual obligations by category as of December 31, 2007 (in thousands).

Contractual Obligations	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Credit Facilities	$6,119	$6,119	—	—	—
Capital Lease Obligations	659	272	$387	—	—
Operating Lease Obligations	2,521	562	1,470	$489	—
Total	$9,299	$6,953	$1,857	$489	—

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At December 31, 2007, the Company’s outstanding debt totaled $6.1 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollar Equivalent (2)
United States	8.3%	4,898 USD	$4,898
Japan	1.9%	90,000 YEN	802
Australia	11.9%	315 AUD	276
Canada	7.1%	140 CAD	143
			$6,119

(1)	Per annum interest at December 31, 2007
(2)	Based on exchange rate at December 31, 2007

Based on 2007 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows by approximately $38,000.

The Company has foreign currency exposure associated with its international subsidiaries. In both 2007 and 2006, these exposures are primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At December 31, 2007, international assets totaled $7.9 million and international liabilities totaled $12.0 million. For 2007, international revenues totaled $31.3 million and the Company’s share of the net loss was approximately $979,000.

Investment Portfolio

The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and investments. Domestically, excess cash is normally used to pay down its revolving line of credit. Internationally, excess cash is used to fund operations.

Item 8. Financial Statements and Supplementary Data

See Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.(T) Controls and Procedures

Disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company carried out an evaluation of the effectiveness as of December 31, 2007, of the design and operation of its internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control--Integrated Framework”. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. The company’s registered public accounting firm was not required to report on internal controls for 2007, pursuant to the temporary rules of the Securities and Exchange Commission.

Internal control over financial reporting

The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 29, 2008, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 29, 2008, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 29, 2008, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 29, 2008, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 29, 2008, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Index to Financial Statements filed as part of this report:

Reports of Independent Registered Public Accounting Firms
– Rehmann Robson	F-1
– Güreli Yeminli Mali Müsavirlik A.S.	F-2
– Baker Tilly Klitou and Partners S.R.L	F-3
– Nagesh Behl & Co.	F-4
– UAB “ Rezultatas”	F-5
– Pitcher Partners	F-6
Consolidated Balance Sheets as of December 31, 2007, and December 31, 2006	F-7
Consolidated Statements of Operations for the years ended December 31, 2007, December 31, 2006, and December 31, 2005	F-8
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, December 31, 2006, and December 31, 2005	F-9
Consolidated Statements of Cash Flows for the years ended December 31, 2007, December 31, 2006, and December 31, 2005	F-10
Notes to Consolidated Financial Statements	F-11

2.	Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2007	F-31

3.	Exhibits.

Exhibit Number	Description
3.1

Certificate of Incorporation of SPAR Group, Inc. (referred to therein under its former name of PIA Merchandising Services, Inc.), as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-80429), as filed with the Securities and Exchange Commission (“SEC”) on December 14, 1995 (the “Form S-1”), and the Certificate of Amendment filed with the Secretary of State of the State of Delaware on July 8, 1999 (which, among other things, changes the Company’s name to SPAR Group, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the 3rd Quarter ended September 30, 1999).

3.2

Amended and Restated By-Laws of SPAR Group, Inc., adopted on May 18, 2004, as amended through November 8, 2007 (incorporated by reference to the Company's report on Form 8-K, as filed with the SEC on November 14, 2007).

3.3

Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., adopted May 18, 2004, as amended through November 8, 2007 (incorporated by reference to the Company’s report on Form 8-K, as filed with the SEC on November 14, 2007).

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

3.8	Certificate of Designation of SPAR Group, Inc. Series A Preferred Stock dated March 28, 2008 (as filed herewith).
4.1

Registration Rights Agreement entered into as of January 21, 1992, by and between RVM Holding Corporation, RVM/PIA, a California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverine (incorporated by reference to the Form S-1).

10.1

2000 Stock Option Plan, as amended through May 16, 2006 (incorporated by reference to the Company’s report on Form 10-Q for quarter ended September 30, 2006 as filed with the SEC on November 14, 2006).

10.2	2001 Employee Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement for the Company’s Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).
10.3	2001 Consultant Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement for the Company’s Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).
10.4

Change in Control Severance Agreement between William H. Bartels and SPAR Group, Inc., dated as of March 30, 2007 (incorporated by reference to the Company’s annual report on Form 10-K for year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.5

Change in Control Severance Agreement between Kori G. Belzer and SPAR Group, Inc., dated as of March 30, 2007 (incorporated by reference to the Company’s annual report on Form 10-K for year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.6

Change in Control Severance Agreement between Patricia Franco and SPAR Group, Inc., dated as of March 30, 2007 (incorporated by reference to the Company’s annual report on Form 10-K for year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.7

Change in Control Severance Agreement between James R. Segreto and SPAR Group, Inc., dated as of March 30, 2007 (incorporated by reference to the Company’s annual report on Form 10-K for year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.8

Change in Control Severance Agreement between Charles Cimitile and SPAR Group, Inc., dated as of June 4, 2007 (incorporated by reference to the Company’s report on Form 8-K, as filed with the SEC on June 6, 2007).

10.9

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

10.11

Amended and Restated Programming and Support Agreement by and between SPAR Marketing Force, Inc. and SPAR Infotech, Inc., dated and effective as of September 15, 2007 (incorporated by reference to the Company’s report on Form 8-K, as filed with the SEC on November 14, 2007).

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

10.14

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

10.19

Master Lease Agreement by and between SPAR Marketing Services, Inc. and SPAR Canada Company dated as of January 2005 relating to lease of handheld computer equipment (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.20

Amended and Restated Equipment Leasing Schedule 001 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Canada Company dated as of January 4, 2005, relating to lease of handheld computer equipment (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.21

Joint Venture Agreement dated as of March 26, 2004, by and between Solutions Integrated Marketing Services Ltd. and SPAR Group International, Inc., respecting the Corporation’s subsidiary in India (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.22

Joint Venture Shareholders Agreement between Friedshelf 401 (Proprietary) Limited, SPAR Group International, Inc., Derek O’Brien, Brian Mason, SMD Meridian CC, Meridian Sales & Merchandising (Western Cape) CC, Retail Consumer Marketing CC, Merhold Holding Trust in respect of SGRP Meridian (Proprietary) Limited, dated as of June 25, 2004, respecting the Corporation’s subsidiary in South Africa (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

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

10.28

Joint Venture Agreement dated as of September 26, 2006 by and between UAB Rinkos skatinimo sistemo and SPAR Group International, Inc., respecting the Corporation’s subsidiary in Lithuania (incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.29

Joint Venture Agreement dated as of March 29, 2006 by and between FACE AND COSMETIC TRADING SERVICES PTY LIMITED and SPAR International, Ltd., respecting the Corporation’s subsidiary in Australia (incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.30

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

10.33

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

10.36

Third Amended and Restated Revolving Credit and Security Agreement by and among Whitehall Business Credit Corporation (the “Lender”) with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., SPAR Group International, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and Pivotal Sales Company (collectively, the “Existing Borrowers”), dated as of January 24, 2003 (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.37

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

10.39

Waiver and Amendment to Third Amended and Restated Revolving Credit and Security Agreement by and among the Lender and the Borrowers dated as of January 2004 (incorporated by reference to the Company’s report on Form 10-K/A for the year ended December 31, 2003, as filed with the SEC on June 28, 2004).

10.40

Waiver and Amendment No. 5 to Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 20, 2004 (incorporated by reference to the Company’s quarterly report of the quarter ended June 30, 2004, as filed with the SEC on August 23, 2004).

10.41

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

10.46

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

10.47

Amendment No. 7 to the Third Amended and Restated Revolving Credit and Security Agreement dated as of January 18, 2006, by and among, SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., the Registrant, SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services, Inc., PIA Merchandising Co., Inc., Pacific Indoor Display, Inc., Pivotal Sales Company, SPAR All Store Marketing Services, Inc., and SPAR Bert Fife, Inc., each as a “Borrower” and collectively as the “Borrowers” thereunder, and Webster Business Credit Corporation (formerly known as Whitehall Business Credit Corporation), as the “Lender” thereunder (incorporated by reference to the Company’s report on the Form 8-K, as filed with the SEC on January 26, 2006).

10.48

Consent, Joinder, Release and Amendment Agreement dated as of October 31, 2003, by and among the Lender, the Existing Borrowers and SPAR All Store Marketing, Inc., as a Borrower (incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 31, 2004).

10.49

Waiver And Amendment No. 8 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of March 28, 2007 with respect to the fiscal year ended December 31, 2006 (incorporated by reference to the Company’s annual report on Form 10-K for year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.50

Waiver And Amendment No. 9 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of May 18, 2007 with respect to the fiscal year ended December 31, 2006 (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.51

Limited Guaranty of Robert G. Brown in favor of Webster Business Credit Corporation, dated as of May 18, 2007 (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.52

Limited Guaranty of William H. Bartels in favor of Webster Business Credit Corporation, dated as of May 18, 2007 (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.53

Waiver And Amendment No. 10 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 1, 2007 with respect to the fiscal quarter ended June 30, 2007 (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended June 30, 2007, as filed with the SEC on August 20, 2007).

10.54

Waiver And Amendment No. 11 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of November 16, 2007 with respect to the fiscal year ended December 31, 2006 (incorporated by reference to the Company’s quarterly report on Form 10-Q for quarter ended September 30, 2007, as filed with the SEC on November 19, 2007).

10.55

Waiver And Amendment No. 12 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of February 12, 2008 with respect to the fiscal year ended December 31, 2007 (as filed herewith).

10.56

Confirmation of Credit Facilities Letter by Royal Bank of Canada in favor of SPAR Canada Company dated as of October 17, 2006 (incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.57

General Security Agreement by SPAR Canada Company in favor of Royal Bank of Canada dated as of October 20, 2006 (incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.58	Waiver Letter and Amendment by and between Royal Bank of Canada and SPAR Canada Company, dated as of March 31, 2008 (as filed herewith).
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

21.1	List of Subsidiaries.
23.1	Consent of Rehmann Robson.
23.2	Consent of Güreli Yeminli Mali Müsavirlik A.S.
23.3	Consent of Baker Tilly Klitou and Partners S.R.L.
23.4	Consent of Nagesh Behl & Co.
23.5	Consent of UAB “Rezultatas”
23.6	Consent of Pitcher Partners
31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and filed herewith.
31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and filed herewith.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By: /s/ Gary S. Raymond
Gary S. Raymond
Chief Executive Officer

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Gary S. Raymond	Chief Executive Officer and Director
Gary S. Raymond
Date: March 31, 2008

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: March 31,, 2008

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: March 31,, 2008

/s/ Robert O. Aders	Director
Robert O. Aders
Date: March 31, 2008

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: March 31, 2008

/s/ Jerry B. Gilbert	Director
Jerry B. Gilbert
Date: March 31, 2008

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: March 31, 2008

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: March 31, 2008

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 31, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPAR Group, Inc. and Subsidiaries

Tarrytown, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule for these years as listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of UAB SPAR RSS Baltic; SPAR Merchandising Romania, Ltd.; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); or SPAR Solutions India Private Limited as of and for the year ended December 31, 2007. These statements reflect total assets constituting 8.3% of consolidated total assets as of December 31, 2007, and total revenues constituting 10.0% of total consolidated revenue for the year then ended. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for UAB SPAR RSS Baltic; SPAR Merchandising Romania, Ltd.; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); and SPAR Solutions India Private Limited for 2007, is based solely on the reports of the other auditors. We did not audit the financial statements of SPARFACTS Australia PTY LTD.; SPAR Merchandising Romania, Ltd.; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); or SPAR Solutions India Private Limited as of and for the year ended December 31, 2006. These statements reflect total assets constituting 15.6% of consolidated total assets as of December 31, 2006, and total revenues constituting 12.2% of total consolidated revenue for the year then ended. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for UAB SPAR RSS Baltic; SPARFACTS Australia PTY LTD.;SPAR Merchandising Romania, Ltd.; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); and SPAR Solutions India Private Limited for 2006, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors for 2007 and 2006, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule for those years, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ Rehmann Robson

Troy, Michigan

March 30, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
SPAR Alan Pazarlama Hizmetleri Limited Sirketi

We have audited the accompanying balance sheets of SPAR Alan Pazarlama Hizmetleri Limited Sirketi (the “Company”) as at December 31, 2007 and December 31, 2006 and the related statement of operations and stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the result of its operations for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Güreli Yeminli Mali MüŞavirlik A.Ş.

Istanbul, Turkey

February 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPAR Merchandising Romania S.R.L.

Bucharest, Romania

We have audited the accompanying balance sheet of Spar Merchandising Romania SRL (“the Company”) as of 31 December 2007 and 2006, and the related statements of operations, shareholders’ equity, and cash flows for the years ended 31 December 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2007, and 31 December 2006, and the results of its operations and its cash flows for the year ended 31 December 2007 and for the year ended 31 December 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Klitou and Partners S.R.L.

Bucharest, Romania

March 15, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPAR Solutions Merchandising Private Limited

New Delhi, India

The board of directors and stockholders of SPAR Solutions Merchandising Private Limited

We have audited the accompanying balance sheets of SPAR Solutions Merchandising Private Limited, a company incorporated under the laws of India, as of December 31, 2006 and 2007 and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examination on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPAR Solutions Merchandising Private Limited as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in United States.

/s/ Nagesh Behl & Co.

New Delhi, India

February 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

UAB “SPAR RRS BALTIC”

Vilnius, Lithuania

We have audited the accompanying balance sheets of UAB “SPAR RSS BALTIC” as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAB “SPAR RSS BALTIC” as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UAB “Rezultatas”

Vilnius, Lithuania

February 15, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPARFACTS Pty Ltd

Melbourne, Australia

We have audited the accompanying balance sheet of Sparfacts Pty Ltd (“the Company”) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the period from March 30, 2006 to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006, and the results of its operations and its cash flows for the period from March 30, 2006 to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Pitcher Partners

Melbourne, Australia

March 15, 2007

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,246	$1,148
Accounts receivable, net	13,748	12,982
Prepaid expenses and other current assets	975	553
Total current assets	15,969	14,683
Property and equipment, net	1,528	901
Goodwill	798	798
Other assets	1,648	1,695
Total assets	$19,943	$18,077
Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$3,631	$2,551
Accrued expenses and other current liabilities	3,981	2,864
Accrued expenses due to affiliates	2,107	1,752
Customer deposits	580	560
Lines of credit	6,119	5,318
Total current liabilities	16,418	13,045
Minority interest and other long-term liabilities	975	504
Total liabilities	17,393	13,549
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 3,000,000
Issued and outstanding shares - none	—	—
Common stock, $.01 par value:
Authorized shares - 47,000,000
Issued and outstanding shares -
19,089,177 - 2007
18,934,182 - 2006	191	189
Treasury stock	(1)	(1)
Accumulated other comprehensive loss	(43)	(109)
Additional paid-in capital	11,982	11,484
Accumulated deficit	(9,579)	(7,035)
Total stockholders’ equity	2,550	4,528
Total liabilities and stockholders’ equity	$19,943	$18,077

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net revenues	$60,716	$57,316	$51,586
Cost of revenues	41,468	37,463	31,939
Gross profit	19,248	19,853	19,647
Selling, general and administrative expenses	20,466	19,831	16,691
Depreciation and amortization	768	746	1,031
Operating (loss) income	(1,986)	(724)	1,925
Interest expense	315	237	191
Other expense (income)	39	(338)	446
(Loss) income before provision for income taxes and minority interest	(2,340)	(623)	1,288
Provision for income taxes	157	99	242
(Loss) income before minority interest	(2,497)	(722)	1,046
Minority interest	47	(101)	168

Net (loss) income	$(2,544)	$(621)	$878
Basic/diluted net (loss) income per common share:
Net (loss) income - basic/diluted	$(0.13)	$(0.03)	$0.05
Weighted average common shares - basic	19,011	18,934	18,904
Weighted average common shares - diluted	19,011	18,934	19,360

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock			Additional		Accumulated Other	Total
	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Gain	Stockholders’ Equity
Balance at January 1, 2005	18,859	$189	$(108)	$11,011	$(7,292)	$(86)	$3,714
Stock options exercised and employee stock purchase plan purchases	58	—	107	(22)	—	—	85
Issuance of stock options to non- employees for services	—	—	—	70	—	—	70
Comprehensive gain:
Foreign currency translation gain	—	—	—	—	—	103	103
Net income	—	—	—	—	878	—	878
Comprehensive gain							981
Balance at December 31, 2005	18,917	$189	$(1)	$11,059	$(6,414)	$17	$4,850
Stock options exercised and employee stock purchase plan purchases	17	—	—	1	—	—	1
Issuance of stock options to non- employees for services	—	—	—	110	—	—	110
Issuance of stock options to employees for services	—	—	—	314	—	—	314
Comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	(126)	(126)
Net loss	—	—	—	—	(621)	—	(621)
Comprehensive loss							(747)
Balance at December 31, 2006	18,934	$189	$(1)	$11,484	$(7,035)	$(109)	$4,528
Stock options exercised and employee stock purchase plan purchases	155	2	—	199	—	—	201
Issuance of stock options to non- employees for services	—	—	—	18	—	—	18
Issuance of stock options to employees for services	—	—	—	281	—	—	281
Comprehensive loss:
Foreign currency translation gain	—	—	—	—	—	66	66
Net loss	—	—	—	—	(2,544)	—	(2,544)
Comprehensive loss							(2,478)
Balance at December 31, 2007	19,089	$191	$(1)	$11,982	$(9,579)	$(43)	$2,550

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net (loss) income	$(2,544)	$(621)	$878
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Minority interest earnings in subsidiaries	178	93	168

Depreciation	768	746	1,031
Issuance of stock options for service	299	424	70
Changes in operating assets and liabilities:
Accounts receivable	(766)	(2,326)	650
Prepaid expenses and other assets	(375)	(1,331)	375
Accounts payable, accrued expenses, other current liabilities and customer deposits	2,097	82	201
Accrued expenses due to affiliates	355	562	203
Restructuring charges	—	(99)	(151)
Net cash provided by (used in) operating activities	12	(2,470)	3,425
Investing activities
Purchases of property and equipment	(814)	(516)	(628)

Financing activities
Net borrowings (payments) on lines of credit	801	2,349	(1,987)
Payment on leases	(168)	(4)	29
Proceeds from employee stock purchase plan and exercised options	201	1	85
Net cash provided by (used in) financing activities	834	2,346	(1,873)
Translation gain (loss)	66	(126)	103

Net change in cash and cash equivalents	98	(766)	1,027
Cash and cash equivalents at beginning of year	1,148	1,914	887
Cash and cash equivalents at end of year	$1,246	$1,148	$1,914
Supplemental disclosure of cash flows information
Interest paid	$238	$208	$132
Income taxes paid	$131	$131	$127
Property and equipment financed by capital leases	$581	$—	$—

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007

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

Today the Company operates in 13 countries whose population represents approximately 48% of the total world population. The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, in-store event staffing, product sampling, Radio Frequency Identification (“RFID”) services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and through its subsidiaries, the Company currently provides similar merchandising and other marketing services in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia, and New Zealand. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

Domestic Merchandising Services Division

The Company’s Domestic Merchandising Services Division provides nationwide merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, electronics store chains, drug store chains, convenience and grocery stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies in the United States.

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

December 31, 2007

1. Business and Organization (continued)

International Merchandising Services Division

In July 2000, the Company established its International Merchandising Services Division to focus on expanding its merchandising and marketing services business worldwide. The Company has expanded its international business as follows:

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

In 2004, due to the amendment of a royalty agreement between the Company and its 50% owned Japanese subsidiary, the Company has determined that in accordance with FIN 46(R) it is the primary beneficiary of the Japanese subsidiary, and has consolidated the Japanese financial results for 2007, 2006 and 2005 in accordance with the provisions of FIN 46(R).

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

December 31, 2007

2. Summary of Significant Accounting Policies (continued)

Unbilled Accounts Receivable

Unbilled accounts receivable represent services performed but not billed and are included as accounts receivable.

Doubtful Accounts and Credit Risks

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $163,000 and $400,000 at December 31, 2007 and 2006, respectively. Bad debt (recovery) expenses were $(164,000), $84,000, and $38,000 in 2007, 2006, and 2005, respectively.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method.

Internal Use Software Development Costs

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include (but are not limited to) the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company’s software development projects. Capitalized software development costs are amortized over three years on a straight-line basis.

The Company capitalized $328,000, $280,000, and $346,000 of costs related to software developed for internal use in 2007, 2006, and 2005, respectively, and recognized approximately $292,000, $371,000 and $516,000 of amortization of capitalized software for the years ended December 31, 2007, 2006, and 2005, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may be higher than its fair value. If an asset is considered to be impaired, the impairment charge that would be recognized is the excess of the asset’s carrying value over the asset’s fair value.

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

December 31, 2007

2. Summary of Significant Accounting Policies (continued)

Excess Cash

The Company’s domestic cash balances are generally utilized to pay its bank line of credit. International cash balances are maintained in liquid cash accounts and are utilized to fund daily operations.

Major Clients - Domestic

One client accounted for 7% of the Company’s net revenues for the year ended December 31, 2007. This client accounted for approximately 3% of the Company’s accounts receivable at December 31, 2007.

In addition, approximately 7%, 8%, and 11% of the Company’s net revenues for the years ended December 31, 2007, 2006, and 2005, respectively, resulted from merchandising and marketing services performed for manufacturers and others in stores operated by a leading mass merchandising chain in the United States. These clients accounted for approximately 5% and 4% of the Company’s accounts receivable at December 31, 2007 and 2006, respectively.

Also, approximately 14% and 11% of the Company’s net revenues for the years ended December 31, 2007 and 2006, respectively, resulted from merchandising and marketing services performed for manufacturers and others in stores operated by a leading electronics chain in the United States. These clients accounted for 10% and 7% of the Company’s accounts receivable at December 31, 2007 and 2006, respectively.

Foreign Currency Rate Fluctuations

The Company has foreign currency exposure associated with its international subsidiaries. In both 2007 and 2006, these exposures are primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At December 31, 2007, international assets totaled $7.9 million and international liabilities totaled $12.0 million. For 2007, international revenues totaled $31.3 million and the Company’s share of the net loss was approximately $979,000.

Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At December 31, 2007, the Company’s outstanding debt totaled $6.1 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollar Equivalent (2)
United States	8.3%	4,898 USD	$4,898
Japan	1.9%	90,000 YEN	802
Australia	11.9%	315 AUD	276
Canada	7.1%	140 CAD	143
			$6,119

(1)	Per annum interest at December 31, 2007
(2)	Based on exchange rate at December 31, 2007

Based on 2007 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows by approximately $38,000.

Income Taxes

Deferred tax assets and liabilities represent the future tax return consequences of certain temporary differences that will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. In the event the future consequences of differences between the financial reporting basis and the tax basis

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

2. Summary of Significant Accounting Policies (continued)

of the Company’s assets and liabilities result in a net deferred tax asset, an evaluation is required of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 133%, 138%, and 145% for 2007, 2006, and 2005, respectively; risk-free interest rate of 4.04%, 4.67%, and 4.37% for 2007, 2006, and 2005, respectively; and expected lives of six years.

Share-based compensation expense related to employee stock option grants totaled approximately $281,000 and $314,000 for the twelve months ended December 31, 2007 and 2006, respectively. The impact on basic earnings per share was approximately $0.01 and $0.02 for the twelve months ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company had $547,744 of unrecognized expense related to unvested share based compensation which will be recognized ratably as compensation cost over the vesting period form January 2008 through December 2012.

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

Year Ended
December 31, 2005
Net income, as reported	$878
Stock based employee compensation expense under the fair market value method	426
Pro forma net income	$452

Basic and diluted net income per share, as reported	$0.05
Basic and diluted net income per share, pro forma	$0.02

Net (Loss) Income Per Share

Basic net (loss) income per share amounts are based upon the weighted average number of common shares outstanding. Diluted net (loss) income per share amounts are based upon the weighted average number of common and potential

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

2. Summary of Significant Accounting Policies (continued)

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS142”), in the first quarter of 2002. Therefore, goodwill is no longer amortized but is subject to annual impairment tests in accordance with that Statement. At December 31, 2007 and 2006, the Company performed the required impairment test discussed in SFAS 142. The Company calculated the fair value of each business unit for which goodwill was recorded to determine if there was an impairment. The fair value of each unit was based upon the estimate of the discounted cash flow generated by the respective business unit. As a result of these calculations, it was determined that there was no impairment to the goodwill associated with the acquisition of its in-store demonstration business and therefore no impairment charge was recorded for the year ended December 31, 2007, or 2006. The goodwill balance was $798,000 at December 31, 2007 and 2006.

Translation of Foreign Currencies

The financial statements of the foreign entities consolidated into SPAR Group, Inc. consolidated financial statements were translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts for assets and liabilities were converted at year-end rates, equity at historical rates and income statement accounts at average exchange rates for the year. The resulting translation gains and losses are reflected in accumulated other comprehensive gain or loss in the statement of stockholders’ equity. Foreign currency transaction gains and losses are reflected in net earnings.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company is currently evaluating the effect, if any, of this statement on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008, and does not anticipate adoption to materially impact its financial position or results of operations.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

2. Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations,” or SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects to adopt this statement on January 1, 2009. SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the effect, if any, of this statement on its financial condition and results of operations.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 presentation.

3. Supplemental Balance Sheet Information

	December 31,
Accounts receivable, net, consists of the following (in thousands):	2007	2006

Trade	$9,833	$10,112
Unbilled	3,789	2,774
Non-trade	289	496
	13,911	13,382
Less:
Allowance for doubtful accounts	(163)	(400)
	$13,748	$12,982

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

	December 31,
Property and equipment consists of the following (in thousands):	2007	2006

Equipment	$6,781	$5,380
Furniture and fixtures	625	606
Leasehold improvements	245	568
Capitalized software development costs	1,837	1,508
	9,488	8,062
Less accumulated depreciation and amortization	7,960	7,161
	$1,528	$901

	December 31,
Other assets (in thousands):	2007	2006

Safeway settlement (inclusive of interest)	$1,481	$1,307
Other	167	388
	$1,648	$1,695

	December 31,
Accrued expenses and other current liabilities (in thousands):	2007	2006

Taxes payable	$664	$489
Accrued accounting and legal expenses	227	219
Accrued salaries payable	1,304	946
Other	1,786	1,210
	$3,981	$2,864

4. Lines of Credit

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. In May 2007 the credit facility was amended to provide for an availability reserve of $500,000. In August 2007 the credit facility was further amended to reduce the availability reserve to $250,000 until November 30, 2007. On November 16, 2007 Webster amended the credit facility to extend the availability reserve of $250,000 indefinitely and to reduce the revolving line of credit to $5.0 million. On February 12, 2008, the Credit Facility was further amended to reset the financial covenants for the fourth quarter of 2007 and to establish monthly EBITDA covenants for 2008. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable less certain reserves). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 8.25% per annum at December 31, 2007), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed periods of one, two,

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

4. Lines of Credit (continued)

three or nine months. The actual average interest rate under the Credit Facility was 8.96% per annum for the twelve months ended December 31, 2007. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were $4.9 million and $4.2 million at December 31, 2007 and 2006, respectively. There were letters of credit outstanding under the Credit Facility of approximately $0 and $453,000 at December 31, 2007 and 2006, respectively. As of December 31, 2007, the SPAR Group had unused availability under the Credit Facility of $102,000 out of the remaining unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at December 31, 2007 and 2006, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The Company was not in violation of its covenants at December 31, 2007 and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will be able to comply with its covenants and that if the Company violates the amended covenants, Webster will continue to issue such waivers in the future.

In addition, Mr. Robert G. Brown, a Director, the Chairman (former President and Chief Executive Officer) and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Credit Facility totaling $1.0 million.

The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen, or approximately $891,000 (based upon the exchange rate at December 31, 2007). The outstanding balances under the line of credit agreements were 90 million Yen, or approximately $802,000 and 70 million Yen, or approximately $588,000 at December 31, 2007 and 2006, respectively (based upon the exchange rate at those dates). The average interest rate was 1.9% per annum for the twelve months ended December 31, 2007. In addition, the Japanese subsidiary had cash balances totaling 137 million Yen, or approximately $1,246,000 (based upon the exchange rate at December 31, 2007) and 97 million Yen, or approximately $815,000 (based upon the exchange rate at December 31, 2006) at December 31, 2007 and 2006 respectively.

In 2006, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian), or approximately $964,000 (based upon the exchange rate at December 31, 2007). At December 31, 2007, SPARFACTS Australia Pty. Ltd. had $315,000 (Australian), or approximately $276,000 outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 10.6% per annum for the twelve months ended December 31, 2007.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian), or approximately $1,019,400 (based upon the exchange rate at December 31, 2007). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant. On March 28, 2008 Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian).  At December 31, 2007, SPAR Canada Company had $140,000 (Canadian), or approximately $143,000 outstanding under the line of credit (based upon the exchange rate at December 31, 2007). The average interest rate was 7.08% per annum for the twelve months ended December 31, 2007.

At December 31, 2007, SPAR Canada Company was in violation of its covenant. Royal Bank of Canada has waived this violation. The Company expects that it will comply with its covenants in future periods. However, there can be no assurances that the Company will be able to comply with its covenants and that if the Company violates its covenants, Royal Bank will continue to issue such waivers in the future.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

5. Income Taxes

The provision for income tax expense is summarized as follows (in thousands):

	December 31,
	2007	2006	2005
Current	$157	$99	$242
Deferred	—	—	—
	$157	$99	$242

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

	December 31,
	2007	2006	2005
Provision (benefit) for income taxes at federal statutory rate, net of foreign tax	$(751)	$(273)	$334
State income taxes, net of federal benefit	(115)	41	153
Permanent differences	33	36	14
Change in valuation allowance	880	150	(349)
International tax provisions	107	136	71
Other	3	9	19
Provision for income taxes	$157	$99	$242

Deferred taxes consist of the following (in thousands):	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$7,490	$6,580
Deferred revenue	45	52
SIM reserve against loan commitment	147	147
Allowance for doubtful accounts and other receivable	39	150
Share-based compensation expense	226	119
Accrued expenses	11	—
Other	27	23
Valuation allowance	(7,238)	(6,358)
Total deferred tax assets	747	713

Deferred tax liabilities:
Goodwill	61	40
Litigation receivables	496	496
Capitalized software development costs	190	177
Total deferred tax liabilities	747	713
Net deferred tax assets	$—	$—

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

5. Income Taxes (continued)

At December 31, 2007, the Company has net operating loss carryforwards (NOLs) of $6.9 million, related to the PIA Acquisition available to reduce future federal taxable income. The $6.9 million PIA related net operating loss carryforwards begin to expire in the year 2012. Section 382 of the Internal Revenue Code restricts the annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership had occurred in 1999, thereby restricting the NOL’s prior to such date available to the Company to approximately $657,500 per year. In addition, the Company has NOLs related to its prior and current year losses totaling $13.6 million of which $1.1 million, $5.2 million, $3.6 million and $3.7 million expire in 2023, 2024, 2026 and 2027, respectively.

As a result of losses, a challenging market and the lack of certainty of future profitability, the Company has established a valuation allowance equal to the total of its net deferred tax assets of $7.2 million.

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

The Company adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized an increase of approximately $145,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$431,000
Additions for tax positions of prior years	53,000
Reductions for tax positions of prior years	(145,000)
Balance at December 31, 2007	$339,000

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

In management’s view, the Company’s tax reserves at December 31, 2007, totaling $162,000 for potential domestic state tax liabilities were sufficient to meet the requirements of FIN 48. The reserve for potential international tax liabilities totaling $177,000 was also deemed sufficient to satisfy FIN 48.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

5. Income Taxes (continued)

Details of the Company’s FIN 48 reserves at December 31, 2007 are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$102	$38	$22	$162
Federal	—	—	—	—
International	125	29	23	177
Total FIN 48 Reserve	$227	$67	$45	$339

6. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $472,000, $780,000, and $900,000 for 2007, 2006, and 2005, respectively. At December 31, 2007, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

Year	Amount
2008	$562
2009	539
2010	462
2011	469
2012	330
2013	159
Total	$2,521

International Commitments

The Company’s international model is to partner with local merchandising companies and combine their knowledge of the local market with the Company’s proprietary software and expertise in the merchandising business. In 2001, the Company established its first international subsidiary and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia and New Zealand through 9 subsidiaries.

Certain of these international subsidiaries are marginally profitable while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may find it necessary to provide additional cash infusions into these subsidiaries.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

6. Commitments and Contingencies (continued)

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal in September 2006 for $1,307,700 representing the net amount of the awards. Both parties filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal. Pivotal/SGRP is seeking to have Safeway’s judgment overturned, thereby increasing the award to Pivotal by over $5 million. Safeway has asked for a new trial on the judgment found against it. The appellate process is expected to take fourteen to twenty four months to complete. In the interim, the court ordered a mediation of the dispute, which took place but was not successful in resolving the matter. Accordingly, the appeals will proceed. The Company has recorded the net $1.3 million settlement award in other assets.

Briefing on the appeals was continued at the request of Safeway, who needed additional time to prepare their papers. Safeway’s initial brief on appeal is expected to be filed by the end of March, 2008. Spar’s opposition will be filed 90 days after Safeway’s brief has been filed. Opposition and Reply briefs will then be filed within the next 180 days. Thereafter, an oral argument hearing date will be assigned by the court of appeal.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

7. Treasury Stock

The Company initiated a share repurchase program in 2002, which allowed for repurchase of up to 100,000 shares. In 2003, the Board of Directors authorized the repurchase of an additional 122,000 shares increasing the total to 222,000 shares.

The following table summarizes the Company’s treasury stock activity for the years 2007, 2006, and 2005.

	Quantity	Amount
Treasury Stock, January 1, 2005	21,908	$108,100
Used to fulfill options exercised	(21,654)	(106,888)

Treasury Stock, December 31, 2005	254	$1,212
Used to fulfill options exercised	—	—

Treasury Stock, December 31, 2006	254	$1,212
Used to fulfill options exercised	—	—

Treasury Stock, December 31, 2007	254	$1,212

8. Employee Benefits

Stock Purchase Plans

The Company has Employee and Consultant Stock Purchase Plans (the “SP Plans”). The SP Plans allow employees and consultants of the Company to purchase common stock without having to pay any commissions on the purchases. On August 8, 2002, the Company’s Board of Directors approved a 15% discount for employee purchases and recommended

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

8. Employee Benefits (continued)

that its affiliates (see Note 9 - Related-Party Transactions) approve a 15% cash bonus for affiliate consultant purchases. The maximum amount that any employee or consultant can contribute to the SP Plans per quarter is $6,250, and the total number of shares reserved by the Company for purchase under the SP Plans is 500,000.

Shares purchased by employees and consultants under the SP Plans were 34,994, 31,385, and 28,065 for 2007, 2006, and 2005, respectively. As of December 31, 2007, there were 329,868 shares remain outstanding under the SP plan.

The Company’s expense resulting from the 15% discount offered to employees and consultants was approximately $1,200, $5,200, and $5,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Retirement/Pension Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. Employer contributions were approximately $66,000, $29,000, and $27,000 for 2007, 2006, and 2005, respectively.

9. Related-Party Transactions

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

SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists in the field (through its independent contractor field force) and approximately 85% of the Company’s domestic field management at a total cost of approximately $18.0 million, $18.9 million, and $20.0 million for 2007, 2006, and 2005, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS’s merchandising specialist field force of approximately 5,000 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 53 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs. Total net premiums paid to SMS and SMSI for services rendered were approximately $690,000, $730,000, and $770,000 for 2007, 2006, and 2005, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations, Messrs. Brown and Bartels benefit from any income of such companies allocated to them.

SIT provided substantially all of the Internet computer programming services to the Company at a total cost of approximately $606,000, $678,000, and $771,000 for 2007, 2006, and 2005, respectively. SIT provided approximately 18,000, 23,000, and 25,000 hours of Internet computer programming services to the Company for 2007, 2006, and 2005, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $33.49, $28.87, and $30.34 for 2007, 2006, and 2005, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT since 2005. However, since SIT is a “Subchapter S” corporation, Messrs. Brown and Bartels benefit from any income realized by SIT.

In November 2004 and January 2005, the Company entered into separate operating lease agreements between SMS and the Company’s wholly owned subsidiaries, SPAR Marketing Force, Inc. (“SMF”) and SPAR Canada Company (“SPAR Canada”). In May 2005, the Company and SMS amended the lease agreements reducing the total monthly payment. Each lease, as amended, has a 36 month term and representations, covenants and defaults customary for the leasing industry. The SMF lease is for handheld computers to be used by field merchandisers in the performance of various

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

9. Related-Party Transactions (continued)

merchandising and marketing services in the United States and has a monthly payment of $17,891. These handheld computers had an original purchase price of $632,200. The SPAR Canada lease is also for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in Canada and has a monthly payment of $2,972. These handheld computers had an original purchase price of $105,000. The monthly payments, as amended, are based upon a lease factor of 2.83%. In March 2005, SMF entered into an additional 36 month lease with SMS for handheld computers. The lease factor is 2.83% and the monthly payment is $2,341. These handheld computers had an original purchase price of $82,727. The above referenced equipment leases have expired as of the date of this report and the Company has elected to continue to lease the equipment on a month-to-month basis.

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

The following transactions occurred between the Company and the above affiliates (in thousands):

	Year Ended December 31,
	2007	2006	2005
Services provided by affiliates:
Independent contractor services (SMS)	$13,713	$15,094	$16,333

Field management services (SMSI)	$4,238	$3,850	$3,704

Handheld computer leases (SMS)	$256	$278	$266
Internet and software program consulting services (SIT)	$606	$678	$771

Accrued expenses due to affiliates (in thousands):	December 31
	2007	2006
SPAR Marketing Services, Inc.	$1,490	$1,238
SPAR Management Services, Inc.	457	346
SPAR Infotech, Inc.	160	168
	$2,107	$1,752

In addition to the above, through the services of Affinity Insurance, Ltd., the Company purchased insurance coverage for its casualty and property insurance risk for approximately $1.1 million for each of the three years ended December 31, 2007, 2006, and 2005. The Company’s Chairman and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

10. Stock Options

SGRP currently has four stock option plans: the 2000 Stock Option Plan (“2000 Plan”), the Special Purpose Stock Option Plan (“Special Purpose Plan”), the Amended and Restated 1995 Stock Option Plan (“1995 Plan”) and the 1995 Director’s Plan (“Director’s Plan”).

On December 4, 2000, SGRP adopted the 2000 Plan as the successor to the 1995 Plan and the Director’s Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000 under the 1995 Plan). The options have a term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders for whom

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

10. Stock Options (continued)

the term is five years. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of SGRP’s common stock at the date of grant (although typically the options are issued at 100% of the fair market value), and the exercise price of incentive stock options must be equal to at least the fair market value of SGRP’s common stock at the date of grant. During 2007, options to purchase 449,250 shares of SGRP’s common stock were granted, options to purchase 154,745 shares of the Company’s common stock were exercised and options to purchase 235,811 shares of SGRP’s stock were voluntarily surrendered and cancelled under this plan. At December 31, 2007, options to purchase 2,280,228 shares of SGRP’s common stock remain outstanding under this plan and options to purchase 363,669 shares of SGRP’s common stock were available for grant under this plan.

On July 8, 1999, in connection with the merger, SGRP established the Special Purpose Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were options to purchase 134,114 shares granted at $0.01 per share under this plan. Since July 8, 1999, SGRP has not granted any new options under this plan. During 2007, 250 options to purchase shares of the Company’s common stock were exercised under this plan. At December 31, 2007, options to purchase 1,000 shares of SGRP’s common stock remain outstanding under this plan.

The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specific employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of SGRP’s common stock. The options had a term of ten years from the date of issuance, except in the case of incentive stock options granted to greater than 10% stockholders for which the term was five years. The exercise price of nonqualified stock options must have been equal to at least 85% of the fair market value of the Company’s common stock at the date of grant. Since 2000, the Company has not granted any new options under this plan. During 2007, no options to purchase shares of SGRP’s common stock were cancelled. At December 31, 2007, options to purchase 13,375 shares of the Company’s common stock remain outstanding under this plan. The 1995 Plan was superseded by the 2000 Plan with respect to all new options issued.

The Director’s Plan was a stock option plan for non-employee directors and provided for the purchase of up to 120,000 shares of SGRP’s common stock. Since 2000, SGRP has not granted any new options under this plan. During 2007, no options to purchase shares of SGRP’s common stock were exercised under this plan, however, 20,000 options to purchase shares of SGRP’s common stock were cancelled under this plan. At December 31, 2007, there are no options to purchase shares of SGRP’s common stock that remain outstanding under this plan. The Director’s Plan has been replaced by the 2000 Plan with respect to all new options issued.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

10. Stock Options (continued)

The following table summarizes stock option activity under SGRP’s plans:

	Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2005	1,291,258	$1.66
2005
Granted	1,334,973	1.32
Exercised	(57,875)	1.20
Canceled or expired	(440,975)	1.30
Options outstanding, December 31, 2005	2,127,381	$1.53

2006
Granted	338,000	$0.99
Exercised	(17,335)	0.04
Canceled or expired	(211,887)	2.71
Options outstanding, December 31, 2006	2,236,159	$1.35

2007
Granted	449,250	$0.92
Exercised	(154,995)	1.30
Canceled or expired	(235,811)	1.44
Options outstanding, December 31, 2007	2,294,603	$1.26
Option price range at December 31, 2007	$0.01 to $5.27

	2007	2006	2005
Grant Date weighted average fair value of options granted during the year	$0.92	$0.99	$1.32

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
Less than $1.00	751,539	8.0 years	$0.85	322,883	$0.82
$1.01 - $2.00	1,369,759	6.9 years	1.29	962,558	1.31
$2.01 - $4.00	151,805	6.8 years	2.50	150,430	2.60
Greater than $4.00	21,500	6.3 years	5.07	21,500	5.07
Total	2,294,603			1,457,371

The Company recorded expenses of approximately $18,000, $110,000, and $70,000 for the twelve months ended December 31, 2007, 2006 and 2005, respectively, under the provision of SFAS No. 123 dealing with stock option grants to non-employees for stock option grants that were awarded to the employees of the Company’s affiliates. The Company determines the fair value of the options granted to non-employees using the Black-Scholes valuation model and expenses that value over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant. As of December 31, 2007 the Company had $76,667 of

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

10. Stock Options (continued)

unrecognized expense related to non-employees which will be recognized ratably as compensation cost over the vesting period from January 2008 through December 2012.

11. Geographic Data

A summary of the Company’s net revenue, operating income (loss) and long lived assets by geographic area as of and for the year ended December 31, is as follows (in thousands):

	Year Ended December 31,
Net revenue:	2007	2006	2005
United States	$29,415	$34,082	$36,701
International	31,301	23,234	14,885
Total net revenue	$60,716	$57,316	$51,586

	Year Ended December 31,
	2007	2006	2005
Operating (loss) income:
United States	$(1,434)	$(228)	$1,200
International	(552)	(496)	725
Total operating (loss) income	$(1,986)	$(724)	$1,925

	December 31,
Long lived assets:	2007	2006
United States	$3,706	$3,141
International	268	253

Total long lived assets	$3,974	$3,394

International revenues disclosed above were based upon revenues reported by the Company’s nine international subsidiaries. The Japanese subsidiary contributed 16%, 11% and 5% of the consolidated net revenue of the Company for the twelve months ended December 31, 2007, 2006, and 2005, respectively. Included in the 2006 international revenue was an additional quarter of revenue, totaling approximately $1.3 million or 2% of the consolidated net revenue of the Company, associated with the change in reporting year of the Company’s subsidiary in Japan. The Canadian subsidiary contributed 8%, of the consolidated net revenue of the Company in each of the twelve months ended December 31, 2007, 2006, and 2005, respectively. The Australian subsidiary contributed 13% and 7% to the consolidated net revenue of the Company for the twelve months ended December 31, 2007 and 2006, respectively. Each of the remaining foreign subsidiaries contributed 4% or less to the consolidated net revenue for the twelve months ended December 31, 2007, 2006, and 2005.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

12. Net (Loss) Income Per Share

The following table sets forth the computations of basic and diluted net (loss) income per share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net (loss) income	$(2,544)	$(621)	$878

Denominator:
Shares used in basic net (loss) income per share calculation	19,011	18,934	18,904
Effect of diluted securities:
Employee stock options	—	—	456
Shares used in diluted net (loss) income per share calculations	19,011	18,934	19,360

Basic and diluted net (loss) income per common share:	$(0.13)	$(0.03)	$0.05

The computation of dilutive loss per share for 2007 and 2006 excluded anti-dilutive stock options to purchase approximately 217,000 and 249,000 shares as of December 31, 2007 and 2006, respectively.

13. Subsequent Event

On March 28, 2008, SGRP filed a “Certificate of Designation of Series “A” Preferred Stock of SPAR Group, Inc.” (the “Preferred Designation”), creating a series of 3,000,000 shares of Preferred Stock designated as “Series A Preferred Stock” with a par value of $0.01 per share (the “Preferred Stock”), which designation had been approved by SGRP’s Board of Directors (the “Board”) on March 27, 2008.

The Preferred Designation provides that each share of Preferred Stock is to be issued at a value equal to the closing bid price of SGRP’s common stock (the “Common Stock”) immediately preceding the day SGRP and the purchaser(s) entered into of a binding commitment to issue and acquire Preferred Stock. The Preferred Stock will accrue a 10% divided payable in either cash (when permitted by law and Nasdaq and authorized by the Board) or common stock when authorized by the Board (valued at the current market price of a share of common stock at the time paid but not less that the initial purchase price of a share of such preferred). All accrued and unpaid dividends and potential dividends must be paid to the holders of the Preferred Stock before any dividends can be paid to the holders of the Common Stock. The face value (purchase price) of the Preferred Stock and all accrued and unpaid dividends and potential dividends must be paid to the holders of the Preferred Stock before any liquidating distributions can be made to the holders of the Common Stock. The consent of all of the holders of the Preferred Stock is required for SGRP to make any changes in the Preferred Designation or issue any other class of preferred stock senior to or pari passu with the Preferred Stock.

The Preferred Stock is redeemable, at the discretion of the Corporation, for a cash redemption price equal to its face value (purchase price) plus all accrued and unpaid dividends and potential dividends. Each share of Preferred Stock is convertible into one share of Common Stock at the rate of one to one at the option of the holder, which option would be exercisable for so long as the Preferred Stock is outstanding (even if the Corporation has elected to redeem). Such a conversion also requires that the Corporation satisfy all accrued and unpaid dividends and potential dividends at the same time. The Preferred Stock votes with the Common Stock (no class voting) and have voting rights equal to one vote per share of Preferred Stock.

On March 27, 2008, the Board also authorized the issuance of up to 530,000 shares of Preferred Stock to its affiliates, Robert G. Brown and William H. Bartels (who are officers, directors and significant shareholders of SGRP - see Note 9, Related Party Transactions) in return for (among other things) cash or the reduction of an equivalent debt owed by the Company to SPAR Management Services, Inc. (“SMSI”) (see Note 9, Related Party Transactions), an affiliate of SGRP wholly owned by Mr. Brown and Mr. Bartels. On March 31, 2008, the Corporation, Mr. Brown, Mr. Bartels and SMSI entered into an agreement to issue and purchase 89,286 shares of Preferred Stock at $1.12 per share (the closing bid price

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2007

13. Subsequent Event (continued)

of SGRP’s Common Stock for the most recent trading day available immediately preceding such agreement date). Pursuant to that agreement, SGRP’s payable to SMSI will be reduced by $100,00.32, and SGRP will issue 54,564 shares of Preferred Stock to Mr. Brown and 34,722 shares of Preferred Stock to Mr. Bartels, all effective March 31, 2008. SGRP’s Audit Committee reviewed and unanimously approved this transaction, including the terms of the Preferred Stock and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4(2) of the Securities Act.

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$400	(164)	73	$163

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$616	84	300	$400

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$761	38	183	$616

(1)	Uncollectible accounts written off, net of recoveries