Form 10-Q
period 2008-03-31
SPAR GROUP INC
filed 2008-05-15
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2008.

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________.

Commission file number: 0-27824
SPAR Group, Inc.
(Exact name of registrant as specified in its charter)
Delaware	33-0684451
State of Incorporation	IRS Employer Identification No.
560 White Plains Road, Suite 210, Tarrytown, New York 10591
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (914) 332-4100

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

☒ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐      NO ☒

On March 31, 2008 there were 19,129,177 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1. Financial Statements

SPAR Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$2,409	$1,246
Accounts receivable, net	12,991	13,748
Prepaid expenses and other current assets	1,177	975
Total current assets	16,577	15,969

Property and equipment, net	1,466	1,528
Goodwill	798	798
Other assets	1,679	1,648
Total assets	$20,520	$19,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,654	$3,631
Accrued expenses and other current liabilities	4,735	3,981
Accrued expenses due to affiliates	1,808	2,107
Customer deposits	747	580
Lines of credit	5,055	6,119
Total current liabilities	16,999	16,418

Other long-term liabilities	266	299
Minority interest	741	676
Total liabilities	18,006	17,393

Commitments and contingencies (Note – 9)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 3,000,000 Issued and outstanding shares – 89,286 – March 31, 2008	1	—
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued and outstanding shares – 19,129,177 – March 31, 2008 19,089,177 – December 31, 2007	191	191
Treasury stock	(1)	(1)
Accumulated other comprehensive loss	(46)	(43)
Additional paid-in capital	12,198	11,982
Accumulated deficit	(9,829)	(9,579)
Total stockholders’ equity	2,514	2,550
Total liabilities and stockholders’ equity	$20,520	$19,943
Note:

The Balance Sheet at December 31, 2007, is an excerpt from the audited financial statements at that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc.

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Net revenues	$17,454	$15,413
Cost of revenues	12,484	10,498
Gross profit	4,970	4,915

Selling, general and administrative expenses	4,658	5,005
Depreciation and amortization	208	197
Operating income (loss)	104	(287)

Interest expense	81	89
Other expense	43	21
Loss before provision for income taxes and minority interest	(20)	(397)

Provision for income taxes	164	67
Loss before minority interest	(184)	(464)

Minority interest	66	45
Net loss	$(250)	$(509)

Basic/diluted net loss per common share:

Net loss – basic/diluted	$(0.01)	$(0.03)

Weighted average common shares
– basic/diluted	19,129	18,934

See accompanying notes

SPAR Group, Inc.

Consolidated Statements of Cash Flows

(unaudited)(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net cash provided by operating activities	$2,375	$3,044

Investing activities
Purchases of property and equipment	(146)	(346)

Financing activities
Net payments on lines of credit	(1,064)	(1,709)
Other long-term liabilities	(33)	—
Proceeds from employee stock purchase plan and options exercised	34	—
Net cash used in financing activities	(1,063)	(1,709)

Translation loss	(3)	(5)

Net change in cash and cash equivalents	1,163	984
Cash and cash equivalents at beginning of period	1,246	1,148
Cash and cash equivalents at end of period	$2,409	$2,132

Supplemental disclosure of cash flows information
Interest paid	$96	$64
Taxes paid	$4	$5

The Company acquired equipment by entering into capital leases in the amount of $358,000 in the first quarter of 2007.

The Company issued preferred stock in the first quarter of 2008. Upon issuance of the preferred shares the accrued expenses due to affiliates was reduced by $100,000.

See accompanying notes.

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, collectively, the “Company” or the “SPAR Group”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company’s Annual Report for 2007 on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008, (the “Company’s Annual Report for 2007 on Form 10-K”). The Company’s results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

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

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:

Net loss	$ (250)	$ (509)

Denominator:
Shares used in basic net loss per share calculation	19,129	18,934

Effect of diluted securities:
Employee stock options	–	–

Shares used in diluted net loss per share calculation	19,129	18,934

Basic and diluted net loss per common share	$ (0.01)	$ (0.03)

4.	Lines of Credit

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to, among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. In May 2007 the credit facility was amended to provide for an availability reserve of $500,000. In August 2007 the credit facility was further amended to reduce the availability reserve to $250,000 until November 30, 2007. On November 16, 2007 Webster amended the credit facility to extend the availability reserve of $250,000 indefinitely and to reduce the revolving line of credit to $5.0 million. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable less certain reserves). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments. In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Credit Facility totaling $1.0 million.

The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 6.25% per annum at March 31, 2008), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 7.06% per annum for the three months ended March 31, 2008.

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

The domestic revolving loan balances outstanding under the Credit Facility were $3.9 million and $4.9 million at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, the SPAR Group had unused availability under the Credit Facility of $120,000 out of the remaining maximum $1.1 million unused revolving line of credit after reducing the borrowing base by outstanding loans.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at March 31, 2008 and December 31, 2007, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The Company was not in violation of any covenants at March 31, 2008, and does not expect to be in violation at future measurement dates. However, there are no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue waivers of any future violations.

The Japanese subsidiary, SPAR FM Japan, Inc., has line of credit agreements totaling 100 million Yen, or approximately $1.0 million (based upon the exchange rate at March 31, 2008). The outstanding balances under the line of credit agreements were 90 million Yen, or approximately $907,000 at March 31, 2008 and 90 million Yen, or approximately $802,000 at December 31, 2007 (based upon the exchange rate at those dates). The average interest rate was 1.88% per annum for the three months ended March 31, 2008. In addition, the Japan subsidiary had cash balances totaling 209 million Yen, or approximately $2.1 million and 137 million Yen, or approximately $1.2 million at March 31, 2008 and December 31, 2007 respectively (based upon the exchange rates at those dates).

The Australian subsidiary, SPARFACTS Australia Pty. Ltd., has a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $1.0 million (based upon the exchange rate at March 31, 2008). There was no outstanding balance under the line of credit agreement at March 31, 2008 and a balance of $315,000 (Australian) or approximately $276,000 at December 31, 2007 (based upon the exchange rate at that date). The average interest rate was 12.6% per annum for the three months ended March 31, 2008.

SPAR Canada Company, a wholly owned subsidiary, has a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian) or approximately $978,000 (based upon the exchange rate at March 31, 2008). The Demand Operating Loan provides for borrowings based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). The outstanding balances under the line of credit agreement were $236,000 (Canadian) or approximately $231,000 and $140,000 (Canadian) or approximately $143,000 at March 31, 2008 and December 31, 2007, respectively (based upon the exchange rate at those dates). The average interest rate was 6.25% per annum for the three months ended March 31, 2008.

5.	Capital Lease Obligations

In 2007, the Company capitalized certain equipment leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the leases. The equipment has a cost of $582,000, accumulated depreciation of $185,000 and a net book value of $397,000 at March 31, 2008.

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

Annual future minimum lease payments required under the leases, together with their present value as of March 31, 2008 are as follows:

Year Ending December 31:	Amount

2008	$167,000
2009	223,000
2010	96,000
486,000
Less amount representing interest	61,000
Present value of net minimum lease payments	425,000
Less current portion included with other current liabilities	176,000
Long-term portion included with other long-term liabilities	$249,000

6.	Related-Party Transactions

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR Infotech, Inc. (“SIT”).

SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists field force (through independent contractors) for both the three months ended March 31, 2008 and 2007, and approximately 80% and 78% of the Company’s domestic field management, at a total cost to the Company of approximately $4.4 million and $4.7 million for the three months ended March 31, 2008 and 2007, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS’s merchandising specialist field force of approximately 4,200 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 53 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs. Total net premiums (4% of SMS and SMSI costs) paid to SMS and SMSI for services rendered were approximately $170,000 and $189,000 for the three months ended March 31, 2008, and 2007, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of approximately $188,000 and $166,000 for the three months ended March 31, 2008 and 2007, respectively. SIT provided approximately 6,100 and 5,400 hours of Internet computer programming services to the Company for the three months ended March 31, 2008 and 2007, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of September 15, 2007, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $30.96 and $30.69 for the three months ended March 31, 2008 and 2007, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the three months ended March 31, 2008 and 2007, respectively. However, since SIT is a “Subchapter S” corporation and is owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

In November 2004 and January 2005, the Company entered into separate operating lease agreements between SMS and the Company’s wholly owned subsidiaries, SPAR Marketing Force, Inc. (“SMF”) and SPAR Canada Company (“SPAR Canada”), respectively. In March 2005 SMF entered into an additional operating lease with SMS. Each lease had a term of 36 months. The equipment leased by SMF and SPAR Canada was handheld computers and the total monthly lease expense for SMF and SPAR Canada was $20,232 and $2,972, respectively.

By March 31, 2008, all of the operating leases noted above had expired. Both SMF and SPAR Canada elected to notify SMS of its intention to continue to lease the equipment for an additional twelve month period. The extended lease payments are based upon the fair market value of the equipment as of the expiration dates and an effective interest rate of 10% per annum. The revised monthly lease payments are $10,050 for SMF and $1,500 for SPAR Canada. SMF and SPAR Canada accrued the cost of the revised lease payments since the expiration of the original leases and in March 2008 SMS forgave the total indebtedness for the accrued monthly lease amounts that were due as of March 31, 2008 totaling $39,000.

In addition to the $39,000 in operating lease payments SMS forgave, SMSI also forgave $100,000 that was owed by the Company for field management expenses as of March 31, 2008. It should also be noted that SMSI forgave an additional $100,000 of the Company's indebtedness in exchange for 89,286 shares of Preferred Stock (see Note 16, Preferred Stock).

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

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended March 31,
	2008	2007
Services provided by affiliates:
Independent contractor services (SMS)	$3,441	$3,871

Field management services (SMSI)	$996	$793

Handheld computer leases (SMS)	$7	$70

Internet and software program Consulting services (SIT)	$188	$166

	March 31,	December 31,
Accrued expenses due to affiliates:	2008	2007

SPAR Marketing Services, Inc. (SMS)	$ 1,327	$ 1,490
SPAR Management Services, Inc. (SMSI)	398	457
SPAR Infotech, Inc. (SIT)	83	160
Total accrued expenses due to affiliates	$ 1,808	$ 2,107

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

The Company grants options to purchase shares of the Company’s common stock to its employees and certain employees of its affiliates. Under SFAS No. 123(R), the Company accounts for its employee and affiliate employee stock option expense as compensation expense in the Company’s financial statements when the stock options are granted. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model. The fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled approximately $49,000 and $80,000 for the three months ended March 31, 2008 and 2007 respectively. Compensation expense related to non-employee stock option grants awarded to the employees of the Company’s affiliates, was approximately $34,000 and $37,000 for the three months ended March 31, 2008 and 2007, respectively. The impact of the total share-based compensation expense on basic/diluted earnings per share was approximately $0.004and $0.006 for the three months ended March 31, 2008 and 2007, respectively.

8.	Customer Deposits

Customer deposits at March 31, 2008, were approximately $747,000 (approximately $28,000 from domestic operations and approximately $719,000 from international operations) compared to approximately $580,000 at December 31, 2007 (approximately $120,000 from domestic operations and approximately $460,000 from international operations).

9.	Commitments and Contingencies

International Commitments

The Company’s international business model is to partner with local merchandising companies and combine the Company’s proprietary software and expertise in the merchandising and marketing services business with their partner’s knowledge of the local market. In 2001, the Company established its Japanese subsidiary to provide the latest in-store merchandising and marketing services to the Japanese market. Since 2003, the Company has expanded its international presence to Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia, and New Zealand. Today the Company has nine subsidiaries operating in 13 countries whose population represents approximately 48% of the total world population.

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

Briefing on the appeals commenced in the first quarter of 2008. It is expected that opposition and reply briefs will be completed by July, 2008. Thereafter, an oral argument hearing date will be assigned by the court of appeal.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.	Geographic Data

A summary of the Company’s net revenues, operating income (loss) and long lived assets by geographic area for the three months ended March 31, 2008 and 2007, respectively, and at March 31, 2008 and December 31, 2007, are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net revenues:
United States	$7,443	$8,433
International	10,011	6,980
Total net revenues	$17,454	$15,413

	Three Months Ended March 31,
	2008	2007
Operating income (loss):
United States	$(233)	$(273)
International	337	(14)
Total operating income (loss)	$104	$(287)

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

	March 31, 2008	December 31, 2007
Long lived assets:

United States	$3,648	$3,706
International	295	268
Total long lived assets	$3,943	$3,974

International revenues disclosed above were based upon revenues reported by the Company’s nine international subsidiaries. The Japan subsidiary contributed 19% and 18% of the consolidated net revenues of the Company for the three months ended March 31, 2008 and 2007, respectively. The Canadian subsidiary contributed 10% and 8% of the consolidated net revenues of the Company for the three months ended March 31, 2008 and 2007, respectively. The Australian subsidiary contributed 11% and 9% of the consolidated net revenues of the Company for the three months ended March 31, 2008 and 2007, respectively. Each of the remaining foreign subsidiaries contributed less than 7% of the consolidated net revenues of the Company for the three ended March 31, 2008 and 2007, respectively.

11.	Supplemental Balance Sheet Information

	March 31, 2008	December 31, 2007
Accounts receivable, net, consists of the following (in thousands):

Trade	$8,935	$9,833
Unbilled	3,813	3,789
Non-trade	415	289
	13,163	13,911
Less allowance for doubtful accounts	(172)	(163)
Accounts receivable, net	$12,991	$13,748

	March 31, 2008	December 31, 2007
Property and equipment, net, consists of the following (in thousands):

Equipment	$6,810	$6,781
Furniture and fixtures	630	625
Leasehold improvements	245	245
Capitalized software development costs	1,936	1,837
	9,621	9,488
Less accumulated depreciation and amortization	8,155	7,960
Property and equipment, net	$1,466	$1,528

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

	March 31, 2008	December 31, 2007
Accrued expenses and other current liabilities consist of the following (in thousands):

Taxes payable	$900	$664
Accrued accounting and legal expense	440	227
Accrued salaries payable	1,366	1,304
Other	2,029	1,786
Accrued expenses and other current liabilities	$4,735	$3,981

12.	Foreign Currency Rate Fluctuations

The Company has foreign currency exposure associated with its international subsidiaries. In both 2008 and 2007, these exposures are primarily concentrated in the Canadian Dollar, Australian Dollar and Japanese Yen. At March 31, 2008, international assets totaled $10.1 million and international liabilities totaled $14.2 million. International revenues for the three months ended March 31, 2008 and 2007 were $10.0 million and $7.0 million, respectively. The international division reported a net income (loss) of approximately $69,000 and $(118,000) for the three months ended March 31, 2008 and 2007, respectively.

In those countries where the Company had the greater risk for currency exposure, the total assets and liab ilities are as follows (in thousands):

Country	Total Assets	Total Liabilities
Canada	$1,221	$897
Australia	1,873	1,396
Japan	4,093	3,765

13.	Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At March 31, 2008, the Company’s outstanding lines of credit totaled approximately $5.0 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollars Equivalent (2)
United States	6.25%	3,917 USD	$3,917
Japan	1.88%	90,000 YEN	907
Canada	6.25%	236 CAD	231
			$5,055

(1)	Based on interest rate at March 31, 2008.
(2)	Based on exchange rate at March 31, 2008.

Based on the 2008 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the three months ended March 31, 2008 by approximately $14,000.

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

14.	Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. There was no material impact from this statement on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. There was no material impact from this statement on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect to adopt this statement on January 1, 2009. SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisitions after the effective date.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We don’t believe this statement will impact our financial condition or results of operations but may impact the format of our financial statements.

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Investments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact, if any, that adoption of SFAS No. 161 may have in our financial statements.

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

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for uncertainty in Income Taxes, on January 1, 2007. In management’s view, the Company’s tax reserves at March 31, 2008, totaling $182,000 for potential domestic state tax and federal tax liabilities were sufficient to meet the requirements of FIN 48. The reserve for potential international tax liabilities totaling $180,000 was also deemed sufficient to satisfy FIN 48. For the first quarter of 2008 the reserve for FIN 48 exposures increased $23,000.

Details of the Company’s FIN 48 reserves at March 31, 2008 are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$116	$43	$23	$182
Federal	—	—	—	—
International	125	32	23	180
Total FIN 48 Reserve	$241	$75	$46	$362

16.	Preferred Stock

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

The Preferred Designation provides that each share of Preferred Stock is to be issued at a value equal to the closing bid price of SGRP’s common stock (the “Common Stock”) immediately preceding the day SGRP and the purchaser(s) entered into a binding commitment to issue and acquire Preferred Stock. The Preferred Stock will

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

accrue a 10% dividend payable in either cash (when permitted by law and Nasdaq and authorized by the Board) or common stock when authorized by the Board (valued at the current market price of a share of common stock at the time paid but not less that the initial purchase price of a share of such preferred). All accrued and unpaid dividends and potential dividends must be paid to the holders of the Preferred Stock before any dividends can be paid to the holders of the Common Stock. The face value (purchase price) of the Preferred Stock and all accrued and unpaid dividends and potential dividends must be paid to the holders of the Preferred Stock before any liquidating distributions can be made to the holders of the Common Stock. The consent of all of the holders of the Preferred Stock is required for SGRP to make any changes in the Preferred Designation or issue any other class of preferred stock senior to or pari passu with the Preferred Stock.

The Preferred Stock is redeemable, at the discretion of the Corporation only, for a cash redemption price equal to its face value (purchase price) plus all accrued and unpaid dividends and potential dividends. Each share of Preferred Stock is convertible into one share of Common Stock at the rate of one to one at the option of the holder, which option would be exercisable for so long as the Preferred Stock is outstanding (even if the Corporation has elected to redeem). Such a conversion also requires that the Corporation satisfy all accrued and unpaid dividends and potential dividends at the same time. The Preferred Stock votes with the Common Stock (no class voting) and have voting rights equal to one vote per share of Preferred Stock.

On March 27, 2008, the Board also authorized the issuance of up to 530,000 shares of Preferred Stock to its affiliates, Robert G. Brown and William H. Bartels (who are officers, directors and significant shareholders of SGRP - see Note 6, Related-Party Transactions) in return for (among other things) cash or the reduction of an equivalent debt owed by the Company to SPAR Management Services, Inc. (“SMSI”), an affiliate of SGRP wholly owned by Mr. Brown and Mr. Bartels. On March 31, 2008, the Corporation, Mr. Brown, Mr. Bartels and SMSI entered into an agreement to issue and purchase 89,286 shares of Preferred Stock at $1.12 per share (the closing bid price of SGRP’s Common Stock for the most recent trading day available immediately preceding such agreement date). Pursuant to that agreement, SGRP’s payable to SMSI was reduced by $100,000, and SGRP issued 54,564 shares of Preferred Stock to Mr. Brown and 34,722 shares of Preferred Stock to Mr. Bartels, all effective March 31, 2008. SGRP’s Audit Committee reviewed and unanimously approved this transaction, including the terms of the Preferred Stock and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

17.	Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform with the 2008 presentation.

SPAR Group, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (this “Quarterly Report”), of SPAR Group, Inc. (“SGRP” , and together with its subsidiaries, the “SPAR Group” or the “Company “), include “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”, and together with the Securities Act, the “Securities Laws”) that are based on the Company’ s best estimates. In particular and without limitation, this “Management ‘s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources” contains such forward-looking statements, which are included in (among other places) the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carryforwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur, to not be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’ s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “likely”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

You should carefully review this management discussion and analysis together with the risk factors and other cautionary statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Company’s Annual Report for 2007 on Form 10-K”), including the risk factors described in Item 1A of that annual report under the caption “Certain Risk Factors” and the changes (if any) in such risk factors described in Item IA of Part II of this Quarterly Report (collectively, “Risk Factors” ), as well as the cautionary statements contained in this Quarterly Report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Risk Factors and other cautionary statements in this Quarterly Report and in the Company’ s Annual Report for 2007 on Form 10-K, which are incorporated by reference into this Quarterly Report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company cannot assure that such plans, intentions or expectations will be achieved in whole or in part, that it has identified all potential risks or that it can successfully avoid or mitigate such risks in whole or in part. The Company undertakes no obligation to publicly update or revise any forward-looking statements, or any Risk Factors or other cautionary statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2008, to the Company’s critical accounting policies as reported in the Company’s Annual Report for 2007 on Form 10-K.

SPAR Group, Inc.

Results of Operations

Three months ended March 31, 2008, compared to three months ended March 31, 2007

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2008		2007		Increase/
	$	%	$	%	(decrease)
Net revenues	$17,454	100.0%	$15,413	100.0%	13.2%
Cost of revenues	12,484	71.5	10,498	68.1	18.9
Selling, general & administrative expense	4,658	26.7	5,005	32.5	(7.0)
Depreciation and amortization	208	1.2	197	1.3	5.5
Interest expense	81	0.5	89	0.6	(8.8)
Other expense	43	0.3	21	0.1	110.5
Loss before income tax provision and minority interest	(20)	(0.1)	(397)	(2.6)	(95.0)
Provision for income taxes	164	0.9	67	0.4	144.1
Loss before minority interest	(184)	(1.1)	(464)	(3.0)	(60.2)
Minority interest	66	0.4	45	0.3	48.1
Net loss	$(250)	1.4%	$(509)	(3.3)%	(50.8)%

Net Revenues

Net revenues for the three months ended March 31, 2008, were $17.5 million, compared to $15.4 million for the three months ended March 31, 2007, an increase of $2.1 million or 13.2%.

International net revenues totaled $10.0 million for the three months ended March 31, 2008, compared to $7.0 million for the same period in 2007, an increase of $3.0 million or 43.4%. The increase in 2008 international net revenues was due to net revenue increases from Australia $618,000, India $515,000, Turkey $287,000, Canada $548,000, Japan $551,000, South Africa $123,000 and China $409,000, partially offset by net revenue decreases in Romania $16,000 and Lithuania $5,000.

Domestic net revenues totaled $7.5 million in the three months ended March 31, 2008, compared to $8.4 million for the same period in 2007. Domestic net revenues decreased $900,000 primarily as a result of the loss of a significant client. Approximately 9% and 12% of the Company’s net revenues for the three months ended March 31, 2008 and 2007, respectively, resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 5% and 10% of the Company’s accounts receivable at March 31, 2008 and December 31, 2007, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail electronics chain.

One client accounted for 7% and 6% of the Company’s net revenues for the three months ended March 31, 2008 and 2007, respectively. The client accounted for approximately 6% and 3% of the Company’s accounts receivable at March 31, 2008 and December 31, 2007, respectively.

The loss of the ability to provide merchandising and marketing services in the above and/or other chains or the loss of this client or other clients could significantly decrease the Company’s revenues and could have a material adverse effect on the Company’s business, results of operations and financial condition.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 71.5% of net revenues for the three months ended March 31, 2008 and 68.1% for the three months ended March 31, 2007. The increase in cost of revenues as a percent of net revenues of 3.4% is primarily a result of international operations.

SPAR Group, Inc.

Domestic cost of revenues was 67.4% of net revenues for the three months ended March 31, 2008 and 67.3% of net revenues for the three months ended March 31, 2007. In the first quarter of 2008, SPAR Management Services, Inc. (“SMS”), an affiliate of the Company, forgave $100,000 of debt owed by the Company for field management expenses. Excluding this transaction, domestic cost of revenue as a percent of net revenues was 68.7%, an increase of 1.4% directly attributed to a mix in higher cost project work in the quarter ended March 31, 2008 compared to the same period in 2007.

Internationally, the cost of revenues was 74.6% of net revenues for the three months ended March 31, 2008 and 69.0% of net revenues for the three months ended March 31, 2007. The international cost of revenues percentage increase was primarily attributed to higher cost of revenues as a percentage of net revenues in Canada, China and Turkey.

Approximately 89% and 87% of the Company’s domestic cost of revenues in the three months ended March 31, 2008 and 2007, respectively, resulted from in-store independent contractor and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. Selling, general and administrative expenses decreased by $347,000, or 7.0%, for the three months ended March 31, 2008, to $4.7 million compared to $5.0 million for the same period in 2007.

International selling, general and administrative expenses totaled $2.2 million for the three months ended March 31, 2008, compared to $2.1 million for the same period in 2007. The $44,000 increase in international selling, general and administrative expenses was primarily due to Japan $132,000 and Canada $24,000, partially offset by decreased expenses from Australia of $126,000. All other international subsidiaries resulted in a net increase of $14,000.

Domestic selling, general and administrative expenses totaled $2.5 million for the three months ended March 31, 2008, compared to $2.9 million for the same period in 2007. The decrease in domestic selling, general and administrative expenses of $391,000 was primarily due to a decrease in payroll related expenses of $179,000 and reduced building related expenses of $149,000 ($73,000 was related to a one-time charge in 2007 for relocation expenses). In addition, there was a reduction in operating lease expense for equipment provided by the Company’s affiliate SMS totaling $63,000 (see Note 6, Related-Party Transactions).

Depreciation and Amortization

Depreciation and amortization charges for the three months ended March 31, 2008, totaled $208,000 and were comparable to $197,000 for the same period in 2007.

Interest Expense

Interest expense totaled $81,000 and $89,000 for the three months ended March 31, 2008 and 2007, respectively.

Other Expense

Other expense totaled $43,000 and $21,000 for the three months ended March 31, 2008 and 2007, respectively.

Income Taxes

Income taxes for the three months ended March 31, 2008 were approximately $164,000 for taxes due on international profits and minimum domestic state taxes. Income taxes for the three months ended March 31, 2007 were approximately $67,000 for minimum domestic state taxes. There were no tax provisions for federal tax as the Company reported a loss for the three months ended March 31, 2008, and provides a valuation allowance against any benefits from operating loss carryforwards.

SPAR Group, Inc.

Minority Interest

Minority interest of approximately $66,000 and $45,000 resulted from the net operating profits of the Company’s 51% owned subsidiaries and 50% owned subsidiaries for the three months ended March 31, 2008 and 2007, respectively.

Net Loss

The Company had a net loss of $250,000 for the three months ended March 31, 2008, or $0.01 per diluted share, compared to a net loss of $509,000, or $0.03 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the three months ended March 31, 2008 the Company had a net loss of $250,000.

Net cash provided by operating activities for the three months ended March 31, 2008 was $2.4 million compared to $3.0 million for the prior year. The decrease in net cash provided by operating activities was primarily due to a smaller decrease in total dollars in accounts receivable, an increase in prepaid expenses and a decrease in accrued expenses due affiliates. This was partially offset by a larger increase in accounts payable and accrued expenses in 2008 as compared to the first quarter of 2007.

Net cash used in investing activities for the three months ended March 31, 2008 and March 31, 2007, was approximately $146,000 and $346,000, respectively. The decrease in net cash used in investing activities was a result of decreased purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2008 and 2007, was approximately $1.1 million and $1.7 million, respectively. The decrease in net cash used in financing activities was primarily a result of reduced net payments on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the three months ended March 31, 2008, of approximately $1.2 million.

At March 31, 2008, the Company had negative working capital of $422,000, as compared to a negative $449,000 at December 31, 2007. The Company’s current ratio was 0.98 at March 31, 2008, and 0.97 at December 31, 2007.

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to, among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. In May 2007 the credit facility was amended to provide for an availability reserve of $500,000. In August 2007 the credit facility was further amended to reduce the availability reserve to $250,000 until November 30, 2007. On November 16, 2007 Webster amended the credit facility to extend the availability reserve of $250,000 indefinitely and to reduce the revolving line of credit to $5.0 million. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable less certain reserves). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.   In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Credit Facility totaling $1.0 million.

SPAR Group, Inc.

The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 6.25% per annum at March 31, 2008), which automatically changes with each change made by Webster in such Alternative Base Rate.  The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 7.06% per annum for the three months ended March 31, 2008.

The domestic revolving loan balances outstanding under the Credit Facility were $3.9 million and $4.9 million at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, the SPAR Group had unused availability under the Credit Facility of $120,000 out of the remaining maximum $1.1 million unused revolving line of credit after reducing the borrowing base by outstanding loans.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at March 31,2008 and December 31, 2007, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The Company was not in violation of any covenants at March 31, 2008, and does not expect to be in violation at future measurement dates. However, there are no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue such waivers in the future.

The Japanese subsidiary, SPAR FM Japan, Inc., has line of credit agreements totaling 100 million Yen, or approximately $1.0 million (based upon the exchange rate at March 31, 2008). The outstanding balances under the line of credit agreements were 90 million Yen, or approximately $907,000 at March 31, 2008 and 90 million Yen, or approximately $802,000 at December 31, 2007 (based upon the exchange rate at those dates). The average interest rate was 1.88% per annum for the three months ended March 31, 2008. In addition, the Japan subsidiary had cash balances totaling 209 million Yen, or approximately $2.1 million and 137 million Yen, or approximately $1.2 million at March 31, 2008 and December 31, 2007 respectively (based upon the exchange rates at those dates).

The Australian subsidiary, SPARFACTS Australia Pty. Ltd., has a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian), or approximately $1.0 million (based upon the exchange rate at March 31, 2008). There was no outstanding balance under the line of credit agreement at March 31, 2008 and a balance of $315,000 (Australian), or approximately $276,000 at December 31, 2007 (based upon the exchange rate at that date). The average interest rate was 12.6% per annum for the three months ended March 31, 2008.

SPAR Canada Company, a wholly owned subsidiary, has a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $1.0 million (Canadian), or approximately $978,000 (based upon the exchange rate at March 31, 2008). The Demand Operating Loan provides for borrowings based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). The outstanding balances under the line of credit agreement were $236,000 (Canadian), or approximately $231,000 and $140,000 (Canadian), or approximately $143,000 at March 31, 2008 and December 31, 2007, respectively (based upon the exchange rate at those dates). The average interest rate was 6.25% per annum for the three months ended March 31, 2008.

The Company’s international business model is to partner with local merchandising companies and combine the Company’s proprietary software and expertise in the merchandising and marketing services business with their partner’s knowledge of the local market. In 2001, the Company established its first subsidiary in Japan and has continued this strategy. As of this filing, the Company is currently operating in 13 countries and has 9

SPAR Group, Inc.

international subsidiaries. Certain of these subsidiaries are profitable, while others are operating at a loss. In the event of continued losses, the Company may be required to provide additional cash infusions into those subsidiaries with losses.

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company’s contractual obligations by category as of March 31, 2008 (in thousands).

Contractual Obligations	Period in which payments are due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$ 5,055	$ 5,055	$ –	$ –	$ –
Capital Lease Obligations	486	223	263	–	–
Operating Lease Obligations	3,414	713	1,957	744	–
Total	$ 8,955	$ 5,991	$ 2,220	$ 744	$ –

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At March 31, 2008, the Company’s outstanding lines of credit totaled $5.0 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollars Equivalent (2)
United States	6.25%	3,917 USD	$3,917
Japan	1.88%	90,000 YEN	907
Canada	6.25%	236 CAD	231
			$5,055

(1)	Based on interest rate at March 31, 2008.
(2)	Based on exchange rate at March 31, 2008.

Based on the 2008 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the three months ended March 31, 2008 by approximately $14,000.

SPAR Group, Inc.

The Company has foreign currency exposure associated with its international subsidiaries. In both 2008 and 2007, these exposures are primarily concentrated in the Canadian Dollar, Australian Dollar and Japanese Yen. At March 31, 2008, international assets totaled $10.1 million and international liabilities totaled $14.2 million. International revenues for the three months ended March 31, 2008 and 2007 were $10.0 million and $7.0 million, respectively. The international division reported a net income (loss) of approximately $69,000 and $(118,000) for the three months ended March 31, 2008 and 2007, respectively.

In those countries where the Company had the greater risk for currency exposure, the total assets and liabilities are as follows (in thousands):

Country	Total Assets	Total Liabilities
Canada	$1,221	$897
Australia	1,873	1,396
Japan	4,093	3,765

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

The Company has established a plan, documented and tested its domestic internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 and has developed a plan to document and test its internal controls as they pertain to its material international subsidiaries.

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

Briefing on the appeals commenced in the first quarter of 2008. It is expected that opposition and reply briefs will be completed by July, 2008. Thereafter, an oral argument hearing date will be assigned by the court of appeal.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 1A.	Risk Factors

The Company’s Annual Report for 2007 on Form 10-K describes various risk factors applicable to the Company and its businesses in Item 1 under the caption “Certain Risk Factors”, which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company’s risk factors since the Company’s Annual Report for 2007 on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a): Not applicable

Item 2(b): Not applicable

Item 2(c): Not applicable

SPAR Group, Inc.

Item 3.	Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.

Item 3(b): Defaults under Preferred Stock: Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Series A Preferred Stock Subscription Agreement dated as of March 31, 2008 by and among SPAR Group, Inc., each of Robert G. Brown and William H. Bartels and SPAR Management Services, Inc., as filed herewith.

10.2	Debtor Finance Agreement dated as of May 24, 2006 by and among Bendingo Bank Limited ACN and Sparfacts Pty Ltd. together with Bendingo Bank Limited ACN Standard Terms and Conditions, as filed herewith.

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.
31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SPAR Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory

SPAR Group, Inc.

EXHIBIT INDEX

10.1	Series A Preferred Stock Subscription Agreement dated as of March 31, 2008 by and among SPAR Group, Inc., each of Robert G. Brown and William H. Bartels and SPAR Management Services, Inc., as filed herewith.

10.2	Debtor Finance Agreement dated as of May 24, 2006 by and among Bendingo Bank Limited ACN and Sparfacts Pty Ltd. together with Bendingo Bank Limited ACN Standard Terms and Conditions, as filed herewith.

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.
31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.