Form 10-Q
period 2008-06-30
SPAR GROUP INC
filed 2008-08-14
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2008.

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

☒Yes	☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

On June 30, 2008 there were 19,136,865 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:        FINANCIAL INFORMATION

Item 1. Financial Statements

SPAR Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$2,245	$1,246
Accounts receivable, net	13,521	13,748
Prepaid expenses and other current assets	929	975
Total current assets	16,695	15,969

Property and equipment, net	1,532	1,528
Goodwill	798	798
Other assets	1,724	1,648
Total assets	$20,749	$19,943

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,439	$3,631
Accrued expenses and other current liabilities	4,597	3,981
Accrued expenses due to affiliates	2,343	2,107
Customer deposits	651	580
Lines of credit	5,129	6,119
Total current liabilities	17,159	16,418

Other long-term liabilities	231	299
Minority interest	832	676
Total liabilities	18,222	17,393

Commitments and contingencies (Note – 9)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 3,000,000 Issued and outstanding shares – 89,286 – March 31, 2008	1	—
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued and outstanding shares – 19,136,865 – June 30, 2008 19,089,177 – December 31, 2007	191	191
Treasury stock	(1)	(1)

Accumulated other comprehensive loss	(69)	(43)
Additional paid-in capital	12,231	11,982
Accumulated deficit	(9,826)	(9,579)
Total stockholders’ equity	2,527	2,550
Total liabilities and stockholders’ equity	$20,749	$19,943

Note:

The Balance Sheet at December 31, 2007, is an excerpt from the audited financial statements at that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc.

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$18,910	$12,506	$36,364	$27,919
Cost of revenues	13,719	8,757	26,203	19,255
Gross profit	5,191	3,749	10,161	8,664

Selling, general and administrative expenses	4,510	5,137	9,168	10,144
Depreciation and amortization	221	194	429	391
Operating income (loss)	460	(1,582)	564	(1,871)

Interest expense	81	93	162	181
Other expense	521	18	564	38
Loss before provision for income taxes (benefit) and minority interest	(142)	(1,693)	(162)	(2,090)

Provision for income taxes (benefit)	(185)	74	(21)	141
Income (loss) before minority interest	43	(1,767)	(141)	(2,231)

Minority interest	40	(28)	106	16
Net income (loss)	$3	$(1,739)	$(247)	$(2,247)

Basic/diluted net loss per common share:

Net loss – basic/diluted	$—	$(0.09)	$(0.01)	$(0.12)

Weighted average common shares
– basic/diluted	19,133	18,934	19,123	18,934

See accompanying notes

SPAR Group, Inc.

Consolidated Statements of Cash Flows

(unaudited)(In thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net cash provided by operating activities	$2,274	$3,758

Investing activities
Purchases of property and equipment	(225)	(429)

Financing activities
Net payments on lines of credit	(990)	(2,892)
Other long-term liabilities	(68)	(46)
Proceeds from employee stock purchase plan and options exercised	34	—
Net cash used in financing activities	(1,024)	(2,938)

Translation (loss)/gain	(26)	62

Net change in cash and cash equivalents	999	453
Cash and cash equivalents at beginning of period	1,246	1,148
Cash and cash equivalents at end of period	$2,245	$1,601

Supplemental disclosure of cash flows information
Interest paid	$147	$127
Taxes paid	$9	$8

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

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:

Net income (loss)	$3	$(1,739)	$(247)	$(2,247)

Denominator:
Shares used in basic net income (loss) per share calculation	19,137	18,934	19,137	18,934

Effect of diluted securities:
Employee stock options	—	—	—	—

Shares used in diluted net loss per share calculation	19,137	18,934	19,137	18,934

Basic and diluted net loss per common share	$—	$(0.09)	$(0.01)	$(0.12)

4.	Lines of Credit

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $5.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to, among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. In May 2007 the credit facility was amended to provide for an availability reserve of $500,000. In August 2007 the credit facility was further amended to reduce the availability reserve to $250,000 until November 30, 2007. On November 16, 2007 Webster amended the credit facility to extend the availability reserve of $250,000 indefinitely and to reduce the revolving line of credit from $7.0 to $5.0 million. In February 2008 the Credit Facility was amended to establish monthly EBITDA covenants until September 30, 2008 and to set a Fixed Charged Coverage Ratio covenant for the year ended December 31, 2008. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable less certain reserves). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments. In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Credit Facility totaling $1.0 million.

The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 6.0% per annum at June 30, 2008), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed interest

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 6.57% per annum for the six months ended June 30, 2008.

The domestic revolving loan balances outstanding under the Credit Facility were $3.9 million and $4.9 million at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, the SPAR Group had unused availability under the Credit Facility of $44,000 out of the remaining maximum $1.1 million unused revolving line of credit after reducing the borrowing base by outstanding loans.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at June 30, 2008 and December 31, 2007, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Agreement.

The Company was in violation of its April 2008 covenant (and has received a waiver for the violation). The Company was not in violation as of June 30, 2008, and does not expect to be in violation at future measurement dates. However, there are no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary, SPAR FM Japan, Inc., has line of credit agreements totaling 100 million Yen, or approximately $948,000 (based upon the exchange rate at June 30, 2008). The outstanding balances under the line of credit agreements were 50 million Yen, or $474,000 at June 30, 2008 and 90 million Yen, or $802,000 at December 31, 2007 (based upon the exchange rate at those dates). The average interest rate was 2.45% per annum for the six months ended June 30, 2008. In addition, the Japan subsidiary had cash balances totaling 191 million Yen, or approximately $1.8 million and 137 million Yen, or approximately $1.2 million at June 30, 2008 and December 31, 2007 respectively (based upon the exchange rates at those dates).

The Australian subsidiary, SPARFACTS Australia Pty. Ltd., has a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $1.0 million (based upon the exchange rate at June 30, 2008). The outstanding balances under the line of credit agreements were $268,000 (Australian), or $249,000 at June 30, 2008 and a balance of $315,000 (Australian) or $276,000 at December 31, 2007 (based upon the exchange rate at those dates). The average interest rate was 12.7% per annum for the six months ended June 30, 2008.

SPAR Canada Company, a wholly owned subsidiary, has a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or $743,000 (based upon the exchange rate at June 30, 2008). The Demand Operating Loan provides for borrowings based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). The outstanding balances under the line of credit agreement were $500,000 (Canadian) or $495,000 and $140,000 (Canadian) or $143,000 at June 30, 2008 and December 31, 2007, respectively (based upon the exchange rate at those dates). The average interest rate was 5.75% per annum for the six months ended June 30, 2008.

5.	Capital Lease Obligations

In 2007, the Company capitalized certain equipment leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the leases. The equipment has a cost of $582,000, accumulated depreciation of $234,000 and a net book value of $348,000 at June 30, 2008.

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

Annual future minimum lease payments required under the leases, together with their present value as of June 30, 2008 are as follows:

Year Ending December 31:	Amount

2008	$111,000
2009	223,000
2010	97,000
431,000
Less amount representing interest	49,000
Present value of net minimum lease payments	382,000
Less current portion included with other current liabilities	182,000
Long-term portion included with other long-term liabilities	$200,000

6.	Related-Party Transactions

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR Infotech, Inc. (“SIT”).

SMS and SMSI provided 99% of the Company’s domestic merchandising specialists field force (through independent contractors) for both the six months ended June 30, 2008 and 2007, and 84% and 83% of the Company’s domestic field management, at a total cost to the Company of approximately $9.9 million and $8.5 million for the six months ended June 30, 2008 and 2007, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, SMS provides the services of SMS’s merchandising specialist field force of approximately 4,100 independent contractors to the Company. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 48 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs. Total net premiums (4% of SMS and SMSI costs) paid to SMS and SMSI for services rendered were $378,000 and $348,000 for the six months ended June 30, 2008, and 2007, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of $359,000 and $337,000 for the six months ended June 30, 2008 and 2007, respectively. SIT provided approximately 12,000 and 10,500 hours of Internet computer programming services to the Company for the six months ended June 30, 2008 and 2007, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of September 15, 2007, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $29.92 and $31.92 for the six months ended June 30, 2008 and 2007, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the six months ended June 30, 2008 and 2007, respectively. However, since SIT is a “Subchapter S” corporation and is owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

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

By March 31, 2008, all of the operating leases noted above had expired. Both SMF and SPAR Canada elected to notify SMS of its intention to continue to lease the equipment for an additional twelve month period. The extended lease payments are based upon the fair market value of the equipment as of the expiration dates and an effective interest rate of 10% per annum. The revised monthly lease payments are $10,050 for SMF and $1,500 for SPAR Canada. SMF and SPAR Canada accrued the cost of the revised lease payments since the expiration of the original leases and as of June 30, 2008 SMS forgave the total indebtedness for the accrued monthly lease amounts that were due as of June 30, 2008 totaling $74,000.

In addition to the $74,000 in operating lease payments SMS forgave, SMSI also forgave $100,000 that was owed by the Company for field management expenses as of March 31, 2008. SMSI also forgave an additional $100,000 of the Company’s indebtedness in exchange for 89,286 shares of Preferred Stock (see Note 16, Preferred Stock).

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

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Services provided by affiliates:
Independent contractor services (SMS)	$4,480	$3,046	$7,921	$6,917

Field management services (SMSI)	$934	$776	$1,930	$1,569

Handheld computer leases (SMS)	$—	$69	$7	$139

Internet and software program Consulting services (SIT)	$171	$171	$359	$337

	June 30,	December 31,
Accrued expenses due to affiliates:	2008	2007

SPAR Marketing Services, Inc. (SMS)	$1,988	$1,490
SPAR Management Services, Inc. (SMSI)	271	457
SPAR Infotech, Inc. (SIT)	84	160
Total accrued expenses due to affiliates	$2,343	$2,107

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

Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled $85,000 and $129,000 for the six months ended June 30, 2008 and 2007 respectively. Compensation expense related to non-employee stock option grants awarded to the employees of the Company’s affiliates was $48,000 and $35,000 for the six months ended June 30, 2008 and 2007, respectively. The impact of the total share-based compensation expense on basic/diluted earnings per share was approximately $0.01 for both the six months ended June 30, 2008 and 2007.

8.	Customer Deposits

Customer deposits at June 30, 2008, were $651,000 ($34,000 from domestic operations and $617,000 from international operations) compared to $580,000 at December 31, 2007 ($120,000 from domestic operations and $460,000 from international operations).

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

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal on August 14, 2006 for $1,307,700. Both sides filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal/PIA/SGRP. Pivotal/PIA/SGRP is seeking to have Safeway’s award overturned, thereby increasing the award to Pivotal by over $5 million. Safeway is seeking to have overturned the $5,760,879 award against it for interference with contractual relationships. With the appeals pending, the parties participated in a mediation of the dispute, but it was not successful in resolving the matter. Accordingly, the appeals are proceeding.

Briefing on the appeals commenced in the second quarter of 2008, it is expected that opposition and reply briefs will be completed by March 2009. Thereafter, an oral argument hearing date will be assigned by the court of appeal. The appellate process in the California Court of Appeal is expected to last until late 2009. The Company has recorded the net $1.3 million judgment award in other assets.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.	Geographic Data

A summary of the Company’s net revenues, operating income (loss) and long lived assets by geographic area for the three and six months ended June 30, 2008 and 2007, respectively, and at June 30, 2008 and December 31, 2007, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
United States	$8,897	$5,912	$16,340	$14,345
International	10,013	6,594	20,024	13,574
Total net revenues	$18,910	$12,506	$36,364	$27,919

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating income (loss):
United States	$317	$(1,237)	$84	$(1,511)
International	143	(345)	480	(360)
Total operating income (loss)	$460	$(1,582)	$564	$(1,871)

	June 30, 2008	December 31, 2007
Long lived assets:

United States	$3,734	$3,706
International	320	268
Total long lived assets	$4,054	$3,974

International revenues disclosed above were based upon revenues reported by the Company’s nine international subsidiaries. The Japan subsidiary contributed 14.7% and 14.2% of the consolidated net revenues of

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

the Company for the three months ended June 30, 2008 and 2007, respectively, and 16.9% and 16.5% of the Company’s net revenues for the six months ended June 30, 2008 and 2007, respectively. The Canadian subsidiary contributed 12.0% and 10.0% of the consolidated net revenues of the Company for the three months ended June 30, 2008 and 2007, respectively, and 11.1% and 8.9% of the Company’s net revenues for the six months ended June 30, 2008 and 2007, respectively. The Australian subsidiary contributed 10.9% and 13.1% of the consolidated net revenues of the Company for the three months ended June 30, 2008 and 2007, respectively, and 11.2% and 10.8% of the Company’s net revenues for the six months ended June 30, 2008 and 2007, respectively. Each of the remaining six foreign subsidiaries contributed, in total, 15.4% for both the three months ended June 30, 2008 and 2007 and 15.9% and 12.5% of the Company’s net revenues for the six months ended June 30, 2008 and 2007, respectively.

11.	Supplemental Balance Sheet Information

	June 30, 2008	December 31, 2007
Accounts receivable, net, consists of the following (in thousands):

Trade	$8,804	$9,833
Unbilled	4,422	3,789
Non-trade	409	289
	13,635	13,911
Less allowance for doubtful accounts	(114)	(163)
Accounts receivable, net	$13,521	$13,748

	June 30, 2008	December 31, 2007
Property and equipment, net, consists of the following (in thousands):

Equipment	$6,933	$6,781
Furniture and fixtures	568	625
Leasehold improvements	245	245
Capitalized software development costs	2,056	1,837
	9,802	9,488
Less accumulated depreciation and amortization	8,270	7,960
Property and equipment, net	$1,532	$1,528

	June 30, 2008	December 31, 2007
Accrued expenses and other current liabilities consist of the following (in thousands):

Taxes payable	$ 534	$ 664
Accrued accounting and legal expense	283	227
Accrued salaries payable	1,365	1,304
Other	2,415	1,786
Accrued expenses and other current liabilities	$ 4,597	$ 3,981

12.	Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2008 and 2007, these exposures are primarily concentrated in the Canadian Dollar, Australian Dollar and Japanese Yen. At June 30,

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

2008, international assets totaled $9.8 million and international liabilities totaled $13.8 million. International revenues for the six months ended June 30, 2008 and 2007 were $20.0 million and $13.6 million, respectively. The international division reported a net income (loss) of approximately $257,000 and ($508,000) for the six months ended June 30, 2008 and 2007, respectively.

In those countries where the Company had the greater risk for foreign currency exposure, the total assets and liabilities are as follows (in thousands) in U.S. Dollars based on the June 30, 2008, exchange rates:

Country	Total Assets	Total Liabilities
Canada	$ 1,452	$ 783
Australia	1,779	1,219
Japan	3,175	2,748

13.	Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At June 30, 2008, the Company’s outstanding lines of credit totaled approximately $5.1 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollars Equivalent (2)
United States	6.00%	3,911USD	$ 3,911
Japan	2.45%	50,000YEN	474
Australia	12.7%	268AUD	249
Canada	5.75%	500CAD	495
			$ 5,129

(1)	Based on interest rate at June 30, 2008.
(2)	Based on exchange rate at June 30, 2008.

Based on the 2008 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the six months ended June 30, 2008 by approximately $28,000.

14.	Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective January 1, 2008, for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. There was no material impact from this statement on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

liabilities to be carried at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. There was no material impact from this statement on the Company’s financial condition and results of operations.

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

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe this statement will impact the Company’s financial condition or results of operations but may impact the format of the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Investments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company is currently assessing the potential impact, if any, that adoption of SFAS No. 161 may have in the Company’s financial statements.

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

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

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

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for uncertainty in Income Taxes, on January 1, 2007. In management’s view, the Company’s tax reserves at June 30, 2008, totaling $188,000 for potential domestic state tax and federal tax liabilities were sufficient to meet the requirements of FIN 48. The reserve for potential international tax liabilities totaling $177,000 was deemed to no longer be required and was released as of June 30, 2008.

Balance at January 1, 2008	$339,000
Additions to state tax position	26,000
Reduction to international tax positions	(177,000)
Balance at January 1, 2008	$188,000

16.	Preferred Stock

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

The Preferred Designation provides that each share of Preferred Stock is to be issued at a value equal to the closing bid price of SGRP’s common stock (the “Common Stock”) immediately preceding the day SGRP and the purchaser(s) entered into a binding commitment to issue and acquire Preferred Stock. The Preferred Stock will accrue a 10% dividend payable in either cash (when permitted by law and Nasdaq and authorized by the Board) or common stock when authorized by the Board (valued at the current market price of a share of common stock at the time paid but not less than the initial purchase price of a share of such preferred). All accrued and unpaid dividends and potential dividends must be paid to the holders of the Preferred Stock before any dividends can be paid to the holders of the Common Stock. The face value (purchase price) of the Preferred Stock and all accrued and unpaid dividends and potential dividends must be paid to the holders of the Preferred Stock before any liquidating distributions can be made to the holders of the Common Stock. The consent of all of the holders of the Preferred Stock is required for SGRP to make any changes in the Preferred Designation or issue any other class of preferred stock senior to or pari passu with the Preferred Stock.

The Preferred Stock is redeemable, at the discretion of SGRP only, for a cash redemption price equal to its face value (purchase price) plus all accrued and unpaid dividends and potential dividends. Each share of Preferred Stock is convertible into one share of Common Stock at the rate of one to one at the option of the holder, which option would be exercisable for so long as the Preferred Stock is outstanding (even if SGRP has elected to redeem). Such a conversion also requires that SGRP satisfy all accrued and unpaid dividends and potential dividends at the same time. The Preferred Stock votes with the Common Stock (no class voting) and have voting rights equal to one vote per share of Preferred Stock.

On March 27, 2008, the Board also authorized the issuance of up to 530,000 shares of Preferred Stock to its affiliates, Robert G. Brown and William H. Bartels (who are officers, directors and significant shareholders of SGRP - see Note 6, Related-Party Transactions) in return for (among other things) cash or the reduction of an equivalent debt owed by the Company to SPAR Management Services, Inc. (“SMSI”), an affiliate of SGRP wholly

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

owned by Mr. Brown and Mr. Bartels. On March 31, 2008, SGRP, Mr. Brown, Mr. Bartels and SMSI entered into an agreement to issue and purchase 89,286 shares of Preferred Stock at $1.12 per share (the closing bid price of SGRP’s Common Stock for the most recent trading day available immediately preceding such agreement date). Pursuant to that agreement, SGRP’s payable to SMSI was reduced by $100,000, and SGRP issued 54,564 shares of Preferred Stock to Mr. Brown and 34,722 shares of Preferred Stock to Mr. Bartels, all effective March 31, 2008. SGRP’s Audit Committee reviewed and unanimously approved this transaction, including the terms of the Preferred Stock and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

17.	Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform with the 2008 presentation.

SPAR Group, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (this “Quarterly Report”), of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”, and together with the Securities Act, the “Securities Laws”) that are based on the Company’s best estimates. In particular and without limitation, this “Management ‘s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources” contains such forward-looking statements, which are included in (among other places) the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur, to not be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’ s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “likely”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

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

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2008, to the Company’s critical accounting policies as reported in the Company’s Annual Report for 2007 on Form 10-K.

SPAR Group, Inc.

Results of Operations

Three months ended June 30, 2008, compared to three months ended June 30, 2007

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2008		2007		Increase/
	$	%	$	%	(decrease)
Net revenues	$18,910	100.0%	$12,506	100.0%	51.2%
Cost of revenues	13,719	72.5	8,757	70.0	56.7
Selling, general & administrative expense	4,510	23.8	5,137	41.1	(12.2)
Depreciation and amortization	221	1.2	194	1.6	13.9
Interest expense	81	0.4	93	0.7	(12.9)
Other expense	521	2.8	18	0.1	N/A
Loss before income tax provision (benefit) and minority interest	(142)	(0.8)	(1,693)	(13.5)	(91.6)
Provision for income taxes (benefit)	(185)	(1.0)	74	0.6	N/A
Income (loss) before minority interest	43	0.2	(1,767)	(14.1)	(102.5)
Minority interest	40	0.2	(28)	(0.2)	N/A
Net income (loss)	$3	0.0%	$(1,739)	(13.9)%	(100.1)%

Net Revenues

Net revenues for the three months ended June 30, 2008, were $18.9 million, compared to $12.5 million for the three months ended June 30, 2007, an increase of $6.4 million or 51.2%.

International net revenues totaled $10 million for the three months ended June 30, 2008, compared to $6.6 million for the same period in 2007, an increase of $3.4 million or 51.5%. The increase in 2008 international net revenues was due to net revenue increases provided by the following countries based on expansion from existing clients and new business in; Canada $1.0 million, Japan $995,000, China $442,000, Australia $426,000, India $353,000, Turkey $268,000 and South Africa $23,000 partially offset by net revenue decreases in Romania $64,000 and Lithuania $37,000.

Domestic net revenues totaled $8.9 million in the three months ended June 30, 2008, compared to $5.9 million for the same period in 2007. Domestic net revenues increased $3.0 million due to an increase in project revenue.

Approximately 8% and 14% of the Company’s net revenues for the three months ended June 30, 2008 and 2007, respectively, resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 3% and 10% of the Company’s accounts receivable at June 30, 2008 and December 31, 2007, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail electronics chain.

One client accounted for 6% and 8% of the Company’s net revenues for the three months ended June 30, 2008 and 2007, respectively. The client accounted for approximately 3% of the Company’s accounts receivable at both June 30, 2008 and December 31, 2007.

The loss of the ability to provide merchandising and marketing services in the above and/or other chains or the loss of this client or other clients could significantly decrease the Company’s revenues and could have a material adverse effect on the Company’s business, results of operations and financial condition.

SPAR Group, Inc.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 72.5% of net revenues for the three months ended June 30, 2008 and 70.0% for the three months ended June 30, 2007. The increase in cost of revenues as a percent of net revenues of 2.5% is primarily a result of international operations.

Internationally, the cost of revenues was 73.9% of net revenues for the three months ended June 30, 2008 and 66.0% of net revenues for the three months ended June 30, 2007. The international cost of revenues percentage increase was primarily attributed to a mix of higher cost margin business in Canada, China and Turkey.

Domestic cost of revenues was 71.1% of net revenues for the three months ended June 30, 2008 and 74.5% of net revenues for the three months ended June 30, 2007. The decrease in cost of revenues as a percentage of net revenues of 3.4% was due to a favorable mix of business.

Approximately 86% and 87% of the Company’s domestic cost of revenues in the three months ended June 30, 2008 and 2007, respectively, resulted from in-store independent contractor and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. As a result of continuing efforts to reduce such expenses, selling, general and administrative expenses decreased by $627,000, or 12.2%, for the three months ended June 30, 2008, to $4.5 million compared to $5.1 million for the same period in 2007.

International selling, general and administrative expenses totaled $2.5 million for the three months ended June 30, 2008, compared to $2.6 million for the same period in 2007. The $101,000 decrease in international selling, general and administrative expenses was primarily due to salary related expense reductions in Japan $134,000.

Domestic selling, general and administrative expenses totaled $2.0 million for the three months ended June 30, 2008, compared to $2.6 million for the same period in 2007. The decrease in domestic selling, general and administrative expenses of $527,000 was primarily due to a reduction in salary related expense of $156,000, office related expense of $371,000 (legal cost of $103,000, equipment cost of $68,000 and all other of $200,000).

Depreciation and Amortization

Depreciation and amortization charges for the three months ended June 30, 2008, totaled $221,000 and were comparable to $194,000 for the same period in 2007.

Interest Expense

Interest expense decreased 14.8% to $81,000 from $93,000 for the three months ended June 30, 2008 and 2007, respectively. The decrease was primarily due to decreases in interest rates.

Other Expense

Other expense totaled $521,000 and $18,000 for the three months ended June 30, 2008 and 2007, respectively. Included in other expense for the three months ended June 30, 2008 was approximately $458,000 for non-recurring legal costs, which was the primary reason for the increase in other expenses over the prior period.

SPAR Group, Inc.

Income Taxes

Income tax benefit for the three months ended June 30, 2008 was ($185,000) resulting primarily from a FIN 48 adjustment from international operations. Income taxes for the three months ended June 30, 2007 were approximately $74,000 for minimum domestic state taxes. There were no tax provisions for federal tax as the Company reported a loss for the three months ended June 30, 2008, and provides a valuation allowance against any benefits from operating loss carry forwards.

Minority Interest

Minority interest of approximately $40,000 and ($28,000) resulted from the net operating profits and losses of the Company’s 51% owned subsidiaries and 50% owned subsidiaries for the three months ended June 30, 2008 and 2007, respectively.

Net Income (Loss)

The Company reported a net income of $3,000 for the three months ended June 30, 2008, or $0.0 per share, compared to a net loss of $1.7 million, or ($0.09) per share, for the corresponding period last year.

SPAR Group, Inc.

Results of Operations

Six months ended June 30, 2008, compared to six months ended June 30, 2007

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2008		2007		Increase/
	$	%	$	%	(decrease)
Net revenues	$36,364	100.0%	$27,919	100.0%	30.2%
Cost of revenues	26,203	72.0	19,255	69.0	36.1
Selling, general & administrative expense	9,168	25.2	10,144	36.6	(9.6)
Depreciation and amortization	429	1.2	391	1.4	9.7
Interest expense	162	0.4	181	0.6	(10.5)
Other expense	564	1.6	38	(0.2)	N/A
Loss before income tax provision (benefit) and minority interest	(162)	(0.4)	(2,090)	(7.4)	(92.2)
Provision for income taxes (benefit)	(21)	—	141	0.5	(114.9)
Loss before minority interest	(141)	(0.4)	(2,231)	(7.9)	(93.7)
Minority interest	106	0.3	16	0.1	N/A
Net loss	$(247)	(0.7)%	$(2,247)	(8.0)%	(89.0)%

Net Revenues

Net revenues for the six months ended June 30, 2008, were $36.4 million, compared to $27.9 million for the six months ended June 30, 2007, an increase of $8.5 million or 30.2%.

International net revenues totaled $20.0 million for the six months ended June 30, 2008, compared to $13.6 million for the same period in 2007, an increase of $6.4 million or 48%. The increase in 2008 international net revenues was due to net revenue increases from Canada $1.6 million, Japan $1.5 million, Australia $1.0 million, India $868,000, China $852,000, Turkey $555,000 and South Africa $146,000, partially offset by net revenue decreases in Romania $80,000 and Lithuania $42,000.

Domestic net revenues totaled $16.4 million in the six months ended June 30, 2008, compared to $14.3 million for the same period in 2007. Domestic net revenues increased $2.1 million. The increase in domestic net revenues was due primarily to an increase in project revenues.

Approximately 9% and 13% of the Company’s net revenues for the six months ended June 30, 2008 and 2007, respectively, resulted from merchandising services performed for clients at a leading domestic electronics chain. Services performed for these clients in that electronics chain also accounted for approximately 3% and 10% of the Company’s accounts receivable at June 30, 2008 and December 31, 2007, respectively. The Company’s contractual relationships or agreements are with various clients and not that retail electronics chain.

One client accounted for 7% and 5% of the Company’s net revenues for the six months ended June 30, 2008 and 2007, respectively. The client accounted for approximately 3% of the Company’s accounts receivable at both June 30, 2008 and December 31, 2007.

The loss of the ability to provide merchandising and marketing services in the above and/or other chains or the loss of this client or other clients could significantly decrease the Company’s revenues and could have a material adverse effect on the Company’s business, results of operations and financial condition.

SPAR Group, Inc.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 72.1% of net revenues for the six months ended June 30, 2008 and 69.0% for the six months ended June 30, 2007. The increase in cost of revenues as a percent of net revenues of 3.1% is primarily a result of international operations.

Internationally, the cost of revenues was 74.2% of net revenues for the six months ended June 30, 2008 and 67.6% of net revenues for the six months ended June 30, 2007. The international cost of revenues percentage increase was primarily attributed to a mix of higher cost margin business in Canada, China and Turkey.

Domestic cost of revenues was 69.4% of net revenues for the six months ended June 30, 2008 and 70.3% of net revenues for the six months ended June 30, 2007. In the first quarter of 2008, SPAR Management Services, Inc. (“SMS”), an affiliate of the Company, forgave $100,000 of debt owed by the Company for field management expenses. Excluding this transaction, domestic cost of revenue as a percent of net revenues for the six months ending June 30, 2008 was 70.0%, a decrease of (0.3)% compared to the same period in 2007.

Approximately 87% and 84% of the Company’s domestic cost of revenues in the six months ended June 30, 2008 and 2007, respectively, resulted from in-store independent contractor and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. Selling, general and administrative expenses decreased by $976,000, or 9.6%, for the six months ended June 30, 2008, to $9.2 million compared to $10.2 million for the same period in 2007.

International selling, general and administrative expenses totaled $4.7 million for both the six months ended June 30, 2008 and 2007.

Domestic selling, general and administrative expenses totaled $4.5 million for the six months ended June 30, 2008, compared to $5.4 million for the same period in 2007. The decrease in domestic selling, general and administrative expenses of $919,000 was primarily due to a decrease in salary related expenses of $357,000, reduced building related expenses of $163,000 ($74,000 was related to a one-time charge in 2007 for relocation expenses) and a reduction of $419,000 in office related expenses ($211,000 was related to reduced equipment rental expenses).

Depreciation and Amortization

Depreciation and amortization charges for the six months ended June 30, 2008, totaled $429,000 and were comparable to $391,000 for the same period in 2007.

Interest Expense

Interest expense decreased 10.5% to $162,000 from $181,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease of 10.5% was primarily due to decreases in interest rates.

Other Expense

Other expense totaled $564,000 and $38,000 for the six months ended June 30, 2008 and 2007, respectively. Included in other expense for the six months ended June 30, 2008 was approximately $458,000 for non-recurring legal costs, which was the primary reason for the increase in other expenses over the prior period.

SPAR Group, Inc.

Income Taxes

Income tax benefit for the six months ended June 30, 2008 was approximately ($21,000) resulting from a FIN 48 adjustment from international operations.

Minority Interest

Minority interest of approximately $106,000 and $16,000 resulted from the net operating profits of the Company’s 51% owned subsidiaries and 50% owned subsidiaries for the six months ended June 30, 2008 and 2007, respectively.

Net Loss

The Company had a net loss of $247,000 for the six months ended June 30, 2008, or ($0.01) per share, compared to a net loss of 2.2 million, or $0.12 per share, for the corresponding period last year.

SPAR Group, Inc.

Liquidity and Capital Resources

In the six months ended June 30, 2008 the Company had a net loss of $247,000.

Net cash provided by operating activities for the six months ended June 30, 2008 was $2.3 million compared to $3.8 million for the prior year. The decrease in net cash provided by operating activities was primarily due to a decrease in accounts receivable and increase in accounts payable, accrued expenses and other account liabilities.

Net cash used in investing activities for the six months ended June 30, 2008 and June 30, 2007, was approximately $225,000 and $429,000, respectively. The decrease in net cash used in investing activities was a result of decreased purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2008 and 2007, was approximately $1.0 million and $2.9 million, respectively. The decrease in net cash used in financing activities was primarily a result of reduced net payments on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the six months ended June 30, 2008, of approximately $1.0 million.

At June 30, 2008, the Company had negative working capital of $464,000, as compared to a negative $449,000 at December 31, 2007. The Company’s current ratio was 0.97 at June 30, 2008, and 0.97 at December 31, 2007.

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $5.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to, among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. In May 2007 the credit facility was amended to provide for an availability reserve of $500,000. In August 2007 the credit facility was further amended to reduce the availability reserve to $250,000 until November 30, 2007. On November 16, 2007 Webster amended the credit facility to extend the availability reserve of $250,000 indefinitely and to reduce the revolving line of credit from $7.0 to $5.0 million. In February 2008 the Credit Facility was amended to establish monthly EBITDA covenants until September 30, 2008 and to set a Fixed Charged Coverage Ratio covenant for the year ended December 31, 2008. Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable less certain reserves). The Credit Facility is secured by all of the assets of the Company and its domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments. In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Credit Facility totaling $1.0 million.

The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 6.0% per annum at June 30, 2008), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed interest periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 6.57% per annum for the six months ended June 30, 2008.

The domestic revolving loan balances outstanding under the Credit Facility were $3.9 million and $4.9 million at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, the SPAR Group had unused availability under the Credit Facility of $44,000 out of the remaining maximum $1.1 million unused revolving line of credit after reducing the borrowing base by outstanding loans.

SPAR Group, Inc.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at June 30, 2008 and December 31, 2007, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box agreement.

The Company was in violation of its April 2008 covenant (and has received a waiver from Webster). The Company was not in violation as of June 30, 2008, and does not expect to be in violation at future measurement dates. However, there are no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary, SPAR FM Japan, Inc., has line of credit agreements totaling 100 million Yen, or approximately $948,000 (based upon the exchange rate at June 30, 2008). The outstanding balances under the line of credit agreements were 50 million Yen, or $474,000 at June 30, 2008 and 90 million Yen, or $802,000 at December 31, 2007 (based upon the exchange rate at those dates). The average interest rate was 2.45% per annum for the six months ended June 30, 2008. In addition, the Japan subsidiary had cash balances totaling 191 million Yen, or approximately $1.8 million and 137 million Yen, or approximately $1.2 million at June 30, 2008 and December 31, 2007 respectively (based upon the exchange rates at those dates).

The Australian subsidiary, SPARFACTS Australia Pty. Ltd., has a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $1.0 million (based upon the exchange rate at June 30, 2008). The outstanding balances under the line of credit agreements were $268,000 (Australian), or $249,000 at June 30, 2008 and a balance of $315,000 (Australian) or $276,000 at December 31, 2007 (based upon the exchange rate at those dates). The average interest rate was 12.7% per annum for the six months ended June 30, 2008.

SPAR Canada Company, a wholly owned subsidiary, has a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian), or $743,000 (based upon the exchange rate at June 30, 2008). The Demand Operating Loan provides for borrowings based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). The outstanding balances under the line of credit agreement were $500,000 (Canadian), or $495,000 and $140,000 (Canadian), or $143,000 at June 30, 2008 and December 31, 2007, respectively (based upon the exchange rate at those dates). The average interest rate was 5.75% per annum for the six months ended June 30, 2008.

The Company’s international business model is to partner with local merchandising companies and combine the Company’s proprietary software and expertise in the merchandising and marketing services business with their partner’s knowledge of the local market. In 2001, the Company established its first subsidiary in Japan and has continued this strategy. As of this filing, the Company is currently operating in 13 countries and has 9 international subsidiaries. Certain of these subsidiaries are profitable, while others are operating at a loss. In the event of continued losses, the Company may be required to provide additional cash infusions into those subsidiaries with losses.

While the Company’s borrowing capacity has been limited in recent months, management believes that based upon the continuation of the Company’s existing credit facilities (or a comparable replacement), projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next twelve months. However, continued losses, delays in collection of receivables due from any of the Company’s major clients, or a significant reduction in business from such clients could have a material adverse effect on the Company’s cash resources and its ongoing ability to fund operations.

The Company’s Credit Facility with Webster is scheduled for renewal in late January 2009, as noted above. While management believes that Webster will renew the Credit facility with the Company, there are no assurances that Webster will in fact renew the Credit Facility at that time or that the Company would be able to obtain alternative financing on acceptable terms.

SPAR Group, Inc.

Certain Contractual Obligations

The following table contains a summary of certain of the Company’s contractual obligations by category as of June 30, 2008 (in thousands):

Contractual Obligations	Period in which payments are due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$5,129	$5,129	$—	$—	$—
Capital Lease Obligations	431	223	208	—	—
Operating Lease Obligations	3,978	826	2,313	839	—
Total	$9,538	$6,178	$2,521	$839	$—

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At June 30, 2008, the Company’s outstanding lines of credit totaled $5.1 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	Local Currency Amount	US Dollars Equivalent (2)
United States	6.00%	3,911 USD	$3,911
Japan	2.45%	50,000 YEN	474
Australia	12.7%	268 AUD	249
Canada	5.75%	500 CAD	495
			$5,129

(1)	Based on interest rate at June 30, 2008.
(2)	Based on exchange rate at June 30, 2008.

Based on the 2008 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the six months ended June 30, 2008 by approximately $28,000.

The Company has foreign currency exposure with its international subsidiaries. In both 2008 and 2007, these exposures are primarily concentrated in the Canadian Dollar, Australian Dollar and Japanese Yen. At June 30, 2008, international assets totaled $9.8 million and international liabilities totaled $13.8 million. International revenues for the six months ended June 30, 2008 and 2007 were $20 million and $13.6 million, respectively. The international division reported a net income (loss) of approximately $257,000 and ($508,000) for the six months ended June 30, 2008 and 2007, respectively.

SPAR Group, Inc.

In those countries where the Company had the greater risk for foreign currency exposure, the total assets and liabilities are as follows (in thousands) in U.S. Dollars based on the June 30, 2008, exchange rates:

Country	Total Assets	Total Liabilities
Canada	$1,452	$783
Australia	1,779	1,219
Japan	3,175	2,748

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

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal on August 14, 2006 for $1,307,700. Both sides filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal/PIA/SGRP. Pivotal/PIA/SGRP is seeking to have Safeway’s award overturned, thereby increasing the award to Pivotal by over $5 million. Safeway is seeking to have overturned the $5,760,879 award against it for interference with contractual relationships. With the appeals pending, the parties participated in a mediation of the dispute, but it was not successful in resolving the matter. Accordingly, the appeals are proceeding.

Briefing on the appeals commenced in the second quarter of 2008, it is expected that opposition and reply briefs will be completed by March 2009. Thereafter, an oral argument hearing date will be assigned by the court of appeal. The appellate process in the California Court of Appeal is expected to last until late 2009. The Company has recorded the net $1.3 million judgment award in other assets.

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

SGRP held its Annual Meeting of Stockholders on May 29, 2008. The meeting was held (1) to elect the Board of Directors, (2) to ratify the appointment of Rehmann Robson, P.C. as the Company’s independent auditors for the year ending December 31, 2008 and (3) to approve the 2008 Stock Compensation Plan.

Proposal Number 1 – Election of Directors:

Name:	For:	Abstention:
Gary S. Raymond	18,267,323	122,748
Robert G. Brown	18,219,423	170,648
William H. Bartels	18,219,923	170,148
Jack W. Partridge	17,014,812	1,375,259
Jerry B. Gilbert	18,241,599	148,472
Lorrence T. Kellar	18,241,299	148,772
C. Manly Molpus	18,239,799	150,272

Each of the nominees was elected to the Board of Directors of SGRP.

Proposal Number 2 – Ratification of the appointment of Rehmann Robson, P.C. as the Company’s independent public accountant for the fiscal year ending December 31, 2008:

For:	Against:	Abstention:
18,289,673	65,802	34,596

Proposal Number 3 – Approval of the 2008 Stock Compensation Plan:

For:	Against:	Abstention:
15,811,943	286,026	15,760

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1

Waiver And Amendment No. 13 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 14, 2008 with respect to the fiscal quarter ended June 30, 2008 (as filed herewith).

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

Date: August 14, 2008	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory