Form 10-Q
period 2008-09-30
SPAR GROUP INC
filed 2008-11-14
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2008.

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

[X]Yes    [ ] No

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

On September 30, 2008 there were 19,139,365 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1. Financial Statements

SPAR Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$2,051	$1,246
Accounts receivable, net	13,968	13,748
Prepaid expenses and other current assets	939	975
Total current assets	16,958	15,969

Property and equipment, net	1,950	1,528
Goodwill	798	798
Other assets	1,758	1,648
Total assets	$21,464	$19,943

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,180	$3,631
Accrued expenses and other current liabilities	5,447	3,981
Accrued expenses due to affiliates	997	2,107
Customer deposits	414	580
Lines of credit	4,713	6,119
Total current liabilities	17,751	16,418

Other long-term liabilities	130	299
Minority interest	1,025	676
Total liabilities	18,906	17,393

Commitments and contingencies (Note – 9)

Stockholders' equity:
Preferred stock, $.01 par value:
Authorized shares – 3,000,000 Issued and outstanding shares – 554,402 – September 30, 2008	6	—
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued and outstanding shares – 19,139,365 – September 30, 2008 19,089,177 – December 31, 2007	191	191
Treasury stock	(1)	(1)
Accumulated other comprehensive loss	(386)	(43)
Additional paid-in capital	12,691	11,982
Accumulated deficit	(9,943)	(9,579)
Total stockholders' equity	2,558	2,550
Total liabilities and stockholders' equity	$21,464	$19,943

Note:

The Balance Sheet at December 31, 2007, is an excerpt from the audited financial statements at that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc.

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$17,271	$14,365	$53,635	$42,284
Cost of revenues	12,237	10,483	38,440	29,738
Gross profit	5,034	3,882	15,195	12,546

Selling, general and administrative expenses	4,377	5,074	13,545	15,218
Depreciation and amortization	239	180	668	571
Operating income (loss)	418	(1,372)	982	(3,243)

Interest expense	92	66	254	247
Other expense	301	111	865	149
Income (loss) before provision for income taxes and minority interest	25	(1,549)	(137)	(3,639)

Provision for income taxes	25	79	4	220
Income (loss) before minority interest	—	(1,628)	(141)	(3,859)

Minority interest	117	119	223	135
Net loss	$(117)	$(1,747)	$(364)	$(3,994)

Basic/diluted net loss per common share:

Net loss – basic/diluted	$(0.01)	$(0.09)	$(0.02)	$(0.21)

Weighted average common shares
– basic/diluted	19,138	19,012	19,130	18,973

See accompanying notes.

SPAR Group, Inc.

Consolidated Statements of Cash Flows

(unaudited)(In thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net cash provided by operating activities	$3,299	$3,097

Investing activities
Purchases of property and equipment	(1,090)	(639)

Financing activities
Net payments on lines of credit	(1,388)	(2,297)
Other long-term liabilities	(169)	(84)
Proceeds from employee stock purchase plan and options exercised	96	201
Proceeds from issuance of preferred shares	400	—
Net cash used in financing activities	(1,061)	(2,180)

Translation (loss) gain	(343)	77

Net change in cash and cash equivalents	805	355
Cash and cash equivalents at beginning of period	1,246	1,148
Cash and cash equivalents at end of period	$2,051	$1,503

Supplemental disclosure of cash flows information
Interest paid	$224	$178
Taxes paid	$15	$10

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

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:

Net loss	$(117)	$(1,747)	$(364)	$(3,994)

Denominator:
Shares used in basic net loss per share calculation	19,138	19,012	19,130	18,973

Effect of diluted securities:
Employee stock options	—	—	—	—

Shares used in diluted net loss per share calculation	19,138	19,012	19,130	18,973

Basic and diluted net loss per common share	$(0.01)	$(0.09)	$(0.02)	$(0.21)

4.	Lines of Credit

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

The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 6% per annum at September 30, 2008), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

interest periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 6.4% per annum for the nine months ended September 30, 2008.

The domestic revolving loan balances outstanding under the Credit Facility were $3.6 million and $4.9 million at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the SPAR Group had unused availability under the Credit Facility of $49,000 out of the remaining maximum $1.4 million unused revolving line of credit after reducing the borrowing base by outstanding loans.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at September 30, 2008 and December 31, 2007, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The Company was not in violation of the described covenants as of September 30, 2008, and does not expect to be in violation at future measurement dates. However, there are no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary, SPAR FM Japan, Inc., has line of credit agreements totaling 100 million Yen, or approximately $945,000 (based upon the exchange rate at September 30, 2008). The outstanding balances under the line of credit agreements were 30 million Yen, or $283,000 at September 30, 2008 and 90 million Yen, or $802,000 at December 31, 2007 (based upon the exchange rate at those dates). The average interest rate was 2.45% per annum for the nine months ended September 30, 2008. In addition, the Japan subsidiary had cash balances totaling 168 million Yen, or approximately $1.6 million and 137 million Yen, or approximately $1.2 million at September 30, 2008 and December 31, 2007 respectively (based upon the exchange rates at those dates).

The Australian subsidiary, SPARFACTS Australia Pty. Ltd., has a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $903,000 (based upon the exchange rate at September 30, 2008). The outstanding balance under the line of credit agreement was $381,000 (Australian), or $313,000 at September 30, 2008 and a balance of $315,000 (Australian) or $276,000 at December 31, 2007 (based upon the exchange rate at those dates). The average interest rate was 12.65% per annum for the nine months ended September 30, 2008.

SPAR Canada Company, a wholly owned subsidiary, has a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or $723,000 (based upon the exchange rate at September 30, 2008). The Demand Operating Loan provides for borrowings based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). The outstanding balances under the line of credit agreement were $500,000 (Canadian) or $482,000 and $140,000 (Canadian) or $143,000 at September 30, 2008 and December 31, 2007, respectively (based upon the exchange rate at those dates). The average interest rate was 6.1% per annum for the nine months ended September 30, 2008.

5.	Capital Lease Obligations

In 2007, the Company capitalized certain equipment leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the leases. The equipment has a cost of $582,000, accumulated depreciation of $283,000 and a net book value of $299,000 at September 30, 2008.

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

Annual future minimum lease payments required under the leases, together with their present value as of September 30, 2008 are as follows (in thousands):

Year Ending December 31:	Amount

2008	$56
2009	223
2010	97
376
Less amount representing interest	38
Present value of net minimum lease payments	338
Less current portion included with other current liabilities	208
Long-term portion included with other long-term liabilities	$130

6.	Related-Party Transactions

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR InfoTech, Inc. (“SIT”).

SMS and SMSI provided 99% of the Company’s domestic merchandising specialists field force for both the nine months ended September 30, 2008 and 2007, and 86% and 84% of the Company’s domestic field management, at a total cost to the Company of approximately $13.0 million for both the nine months ended September 30, 2008 and 2007. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended (the “Field Services Agreement”), SMS provides merchandising services to the Company through the use of approximately 4,100 of its field force of merchandising specialists. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 48 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the “Plus Compensation”). SMS and the Company amended the Field Services Agreement effective as of September 24, 2008, pursuant to which SMS agreed to partially reduce their total cost by $500,000 through September 30, 2008, in order to (among other things) facilitate operation of the Company’s business, and in return and consideration of that reduction, the parties extended the term of the Field Service Agreement to December 31, 2010, and SMF agreed to pay a fee of $300,000 in the event it terminates or elects to not renew the Field Agreement prior to that date. The total Plus Compensation (4% of the costs of SMS and SMSI) earned by SMS and SMSI for services rendered were $515,000 and $498,000 for the nine months ended September 30, 2008, and 2007, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of $536,000 and $481,000 for the nine months ended September 30, 2008 and 2007, respectively. SIT provided approximately 18,000 and 15,000 hours of Internet computer programming services to the Company for the nine months ended September 30, 2008 and 2007, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of September 15, 2007, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $29.42 and $33.02 for the nine months ended September 30, 2008 and 2007, respectively.  The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were

SPAR Group, Inc.
Notes to Consolidated Financial Statements
(unaudited) (continued)

charged to the Company by SIT for the nine months ended September 30, 2008 and 2007, respectively. However, since SIT is a “Subchapter S” corporation and is owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

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

By March 31, 2008, all of the operating leases noted above had expired. Both SMF and SPAR Canada elected to notify SMS of their intention to continue to lease the equipment for an additional twelve month period. On September 24, 2008, SMS entered into a Bill of Sale and Lease Termination agreement with SMF and SPAR Canada, pursuant to which the parties terminated those leases and SMF purchased from SMS the equipment SMF leased under its existing equipment lease pursuant to its option thereunder and the equipment SPAR Canada leased under its existing equipment lease (with SPAR Canada’s consent), for a total purchase price of $500,000 (the fair market value of the hand held computer units so purchased).

In addition, through arrangements with the Company, SMS, SMSI and SIT participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them. All transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business.

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Services provided by affiliates:
Merchandising services (SMS)	$2,256	$2,886	$10,177	$9,783

Field management services (SMSI)	$929	$1,044	$2,862	$3,168

Handheld computer leases (SMS)	$—	$70	$7	$209

Internet and software program consulting services (SIT)	$177	$143	$536	$481

	September 30, 2008	December 31, 2007
Total accrued expenses due to affiliates	$997	$2,107

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

Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled $219,000 and $215,000 for the nine months ended September 30, 2008 and 2007 respectively. Compensation expense related to non-employee stock option grants awarded to the employees of the Company’s affiliates was $60,000 and $36,000 for the nine months ended September 30, 2008 and 2007, respectively. The impact of the total share-based compensation expense on basic/diluted earnings per share was approximately $0.01 for both the nine months ended September 30, 2008 and 2007.

8.	Customer Deposits

Customer deposits at September 30, 2008, were $414,000 ($28,000 from domestic operations and $386,000 from international operations) compared to $580,000 at December 31, 2007 ($120,000 from domestic operations and $460,000 from international operations).

9.	Commitments and Contingencies

International Commitments

The Company’s international business model is to partner with local merchandising companies and combine the Company’s proprietary software and expertise in the merchandising and marketing services business with their partner’s knowledge of the local market. Since 2000, the Company has expanded its international presence to Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia, and New Zealand. Today the Company operates in 13 countries whose population represents approximately 48% of the total world population.

Certain of these international subsidiaries are profitable, while others are operating at a loss. In the event certain subsidiaries have continued losses, the Company may be required to make additional cash infusions into those subsidiaries.

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

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

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

Briefing on the appeals commenced in the second quarter of 2008, and it is expected that opposition and reply briefs will be completed by March 2009. Thereafter, an oral argument hearing date will be assigned by the court of appeal. The appellate process in the California Court of Appeal is expected to last until late 2009. The Company has recorded the net $1.3 million judgment award in other assets.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.	Geographic Data

A summary of the Company’s net revenues, operating income (loss) and long lived assets by geographic area for the three and nine months ended September 30, 2008 and 2007, respectively, and at September 30, 2008 and December 31, 2007, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
United States	$6,438	$5,631	$22,777	$19,976
International	10,833	8,734	30,858	22,308
Total net revenues	$17,271	$14,365	$53,635	$42,284

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating income (loss):
United States	$(92)	$(1,536)	$(8)	$(3,046)
International	510	164	990	(197)
Total net revenues	$418	$(1,372)	$982	$(3,243)

	September 30, 2008	December 31, 2007
Long lived assets:

United States	$4,137	$3,706
International	369	268
Total long lived assets	$4,506	$3,974

International revenues disclosed above were based upon revenues reported by the Company’s nine international subsidiaries. The Japan subsidiary contributed 17.7% and 18.3% of the consolidated net revenues of the Company for the three months ended September 30, 2008 and 2007, respectively, and 17.1% and 17.1% of the Company’s net revenues for the nine months ended September 30, 2008 and 2007, respectively. The Australian

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

subsidiary contributed 17.8% and 18.1% of the consolidated net revenues of the Company for the three months ended September 30, 2008 and 2007, respectively, and 13.3% and 13.3% of the Company’s net revenues for the nine months ended September 30, 2008 and 2007, respectively. The Canadian subsidiary contributed 8.1% and 8.0% of the consolidated net revenues of the Company for the three months ended September 30, 2008 and 2007, respectively, and 10.2% and 8.6% of the Company’s net revenues for the nine months ended September 30, 2008 and 2007, respectively. Each of the remaining six foreign subsidiaries contributed, in total less than 7.3% and 6.4% for the three months ended September 30, 2008 and 2007, respectively and 6.6% and 6.4% of the Company’s net revenues for the nine months ended September 30, 2008 and 2007, respectively.

11.	Supplemental Balance Sheet Information

	September 30, 2008	December 31, 2007
Accounts receivable, net, consists of the following (in thousands):

Trade	$10,469	$9,833
Unbilled	2,795	3,789
Non-trade	872	289
	14,136	13,911
Less allowance for doubtful accounts	(168)	(163)
Accounts receivable, net	$13,968	$13,748

	September 30, 2008	December 31, 2007
Property and equipment, net, consists of the following (in thousands):

Equipment	$7,424	$6,781
Furniture and fixtures	565	625
Leasehold improvements	245	245
Capitalized software development costs	2,203	1,837
	10,437	9,488
Less accumulated depreciation and amortization	8,487	7,960
Property and equipment, net	$1,950	$1,528

	September 30, 2008	December 31, 2007
Accrued expenses and other current liabilities consist of the following (in thousands):

Taxes payable	$832	$664
Accrued accounting and legal expense	242	227
Accrued salaries payable	1,506	1,304
Other	2,867	1,786
Accrued expenses and other current liabilities	$5,447	$3,981

12.	Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2008 and 2007, these exposures are primarily concentrated in the Japanese Yen, Australian Dollar and Canadian Dollar.

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

International revenues for the nine months ended September 30, 2008 and 2007 were $30.9 million and $22.3 million, respectively. The international division reported a net income (loss) of approximately $394,000 and ($620,000) for the nine months ended September 30, 2008 and 2007, respectively.

In those countries where the Company had the greater risk for foreign currency exposure, the total assets were $6.6 million and total liabilities were $6.7 million based on exchange rates at September 30, 2008.

13.	Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At September 30, 2008, the Company’s outstanding lines of credit totaled approximately $4.7 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	6.0%	$3,635
International	2.5% - 12.7%	1,078
		$4,713

(1)	Based on interest rate at September 30, 2008.
(2)	Based on exchange rate at September 30, 2008.

Based on the 2008 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2008 by approximately $41,000.

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

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

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

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 1, 2007. In management’s view, the Company’s tax reserves at September 30, 2008, totaling $187,000 for potential domestic state tax and federal tax liabilities were sufficient to meet the requirements of FIN 48. The reserve for potential international tax liabilities totaling $177,000 was deemed to no longer be required and  was released as of September 30, 2008.

Balance at January 1, 2008	$339,000
Additions to state tax position	25,000
Reduction to international tax positions	(177,000)
Balance at September 30, 2008	$187,000

16.	Preferred Stock

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

On March 27, 2008, the Board also authorized the issuance of up to 530,000 shares of Preferred Stock to its affiliates, Robert G. Brown and William H. Bartels (who are officers, directors and significant shareholders of SGRP - see Note 6, Related-Party Transactions) and their respective affiliates in return for (among other things) cash or the reduction of an equivalent debt owed by the Company to SPAR Management Services, Inc. (“SMSI”), an affiliate of SGRP wholly owned by Mr. Brown and Mr. Bartels. On March 31, 2008, SGRP, and SMSI entered into an agreement to issue and purchase 89,286 shares of Preferred Stock at $1.12 per share (the closing bid price of SGRP’s Common Stock for the most recent trading day available immediately preceding such agreement date) at a cost of $100,000.

Effective September 24, 2008, SGRP and the pension plans of Mr. Brown and Mr. Bartels, SP/R Inc. Defined Benefit Pension Plan, acting through Robert G. Brown, its Trustee, WHB Services, Inc. Defined Benefit Trust, acting through William H. Bartels, its Trustee, and WHB Services, Inc. Investment Savings Trust, acting through William H. Bartels, its Trustee, entered into another agreement to issue and purchase an additional 465,116 shares of preferred stock at $0.86 per share (the closing bid price of SGRP’s Common Stock for the most recent

SPAR Group, Inc.

Notes to Consolidated Financial Statements

(unaudited) (continued)

trading day available preceding such agreement date). Mr. Brown’s pension plan acquired 284,237 preferred shares at cost of $244,444 and Mr. Bartels’ pension plans acquired 180,879 preferred shares at a cost of $155,556. SGRP’s Audit Committee reviewed and unanimously approved this transaction, including the terms of the Preferred Stock and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

17.	Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform with the 2008 presentation.

SPAR Group, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2008 (this “Quarterly Report”), of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”, and together with the Securities Act, the “Securities Laws”) that are based on the Company’s best estimates. In particular and without limitation, this “Management’s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources” contains such forward-looking statements, which are included in (among other places) the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur, to not be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “likely”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

You should carefully review this management discussion and analysis together with the risk factors and other cautionary statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Company’s Annual Report for 2007 on Form 10-K”), including the risk factors described in Item 1A of that annual report under the caption “Certain Risk Factors” and the changes (if any) in such risk factors described in Item 1A of Part II of this Quarterly Report (collectively, “Risk Factors” ), as well as the cautionary statements contained in this Quarterly Report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Risk Factors and other cautionary statements in this Quarterly Report and in the Company’s Annual Report for 2007 on Form 10-K, which are incorporated by reference into this Quarterly Report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company cannot assure that such plans, intentions or expectations will be achieved in whole or in part, that it has identified all potential risks or that it can successfully avoid or mitigate such risks in whole or in part. The Company undertakes no obligation to publicly update or revise any forward-looking statements, or any Risk Factors or other cautionary statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2008, to the Company’s critical accounting policies as reported in the Company’s Annual Report for 2007 on Form 10-K.

SPAR Group, Inc.

Results of Operations

Three months ended September 30, 2008, compared to three months ended September 30, 2007

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2008		2007		Increase/
	$	%	$	%	(decrease)
Net revenues	$17,271	100.0%	$14,365	100.0%	20.2%
Cost of revenues	12,237	70.8	10,483	73.0	16.7
Selling, general & administrative expense	4,377	25.3	5,074	35.3	(13.7)
Depreciation and amortization	239	1.4	180	1.3	32.8
Interest expense	92	0.5	66	0.5	39.8
Other expense	301	1.7	111	0.8	171.2
Income (loss) before income tax provision and minority interest	25	0.1	(1,549)	(10.9)	(101.6)
Provision for income taxes	25	0.1	79	0.5	(68.2)
Income (loss) before minority interest	—	—	(1,628)	(11.4)	(100.0)
Minority interest	117	(0.7)	119	0.8	(1.9)
Net loss	$(117)	(0.7)%	$(1,747)	(12.2)%	(93.3)%

Net Revenues

Net revenues for the three months ended September 30, 2008, were $17.3 million, compared to $14.4 million for the three months ended September 30, 2007, an increase of $2.9 million or 20.2%.

International net revenues totaled $10.8 million for the three months ended September 30, 2008, compared to $8.7 million for the same period in 2007, an increase of $2.1 million or 24.0%. The increase in 2008 international net revenues was due to net revenue increases provided by the following countries based on expansion from existing clients and new business in; Canada $255,000, Japan $417,000, China $698,000, Australia $469,000, India $348,000, Turkey $91,000, partially offset by net revenue decreases in Romania $68,000, South Africa $61,000 and Lithuania $51,000.

Domestic net revenues totaled $6.5 million in the three months ended September 30, 2008, compared to $5.7 million for the same period in 2007. Domestic net revenues increased $800,000 due to an increase in project revenue.

Approximately 6.4% and 11.1% of the Company’s net revenues for the three months ended September 30, 2008 and 2007, respectively, resulted from merchandising services performed for manufacturers and other clients at Circuit City Stores, Inc. (“Circuit City”), a leading domestic electronics chain. Services performed for those clients in Circuit City also accounted for approximately 2.5% and 10% of the Company’s accounts receivable at September 30, 2008 and December 31, 2007, respectively. The Company also performed some services directly for Circuit City, which accounted for approximately $171,000 of the Company’s receivables at September 30, 2008. Circuit City closed a number of stores in 2008 and filed for protection under the U.S. Bankruptcy Code on November 10, 2008 (at which time it owed approximately $205,000 in unpaid receivables to the Company). There can be no assurance that this retailer will continue to operate all or any of its remaining stores.

While the Company’s contractual relationships or agreements are for the most part with various clients and not directly with Circuit City, a significant reduction of this retailer’s stores or a significant reduction in this retailer’s business could significantly decrease the Company’s revenues and could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, the loss of some of its clients or the

SPAR Group, Inc.

failure to attract new clients could significantly impede the growth of the Company’s revenues, which could have a material adverse effect on the Company’s future business, results of operations and financial condition.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 70.8% of net revenues for the three months ended September 30, 2008 and 73.0% for the three months ended September 30, 2007. The decrease in cost of revenues as a percent of net revenues of 2.2% is primarily a result of cost improvement in domestic operations partially offset by increased cost in international operations.

Internationally, the cost of revenues increased to 75.2% of net revenues for the three months ended September 30, 2008 compared to 69.4% of net revenues for the three months ended September 30, 2007. The international cost of revenues percentage increase of 5.8% was primarily attributed to a mix of higher cost margin business in Canada, Australia and Turkey.

Domestic cost of revenues was 63.5% of net revenues for the three months ended September 30, 2008 and 78.6% of net revenues for the three months ended September 30, 2007. The decrease in cost of revenues as a percentage of net revenues of 15.1% was due to a favorable mix of business and a $400,000 one time reduction in service cost from an affiliate (see Note 6, Related Party Transaction).

Approximately 78% and 88% of the Company’s domestic cost of revenues in the three months ended September 30, 2008 and 2007, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. As a result of continuing efforts to reduce such expenses, selling, general and administrative expenses decreased by $697,000, or 13.7%, for the three months ended September 30, 2008, to $4.4 million compared to $5.1 million for the same period in 2007.

International selling, general and administrative expenses totaled $2.2 million for the three months ended September 30, 2008, compared to $2.5 million for the same period in 2007. The $338,000 decrease in international selling, general and administrative expenses was primarily due to salary related expense reductions in China $150,000, Canada $75,000, Australia $61,000 and international development cost of $58,000.

Domestic selling, general and administrative expenses totaled $2.2 million for the three months ended September 30, 2008, compared to $2.6 million for the same period in 2007. The decrease in domestic selling, general and administrative expenses of $360,000 was primarily due to a reduction in salary related expenses of $350,000.

Depreciation and Amortization

Depreciation and amortization charges for the three months ended September 30, 2008, totaled $239,000 and were comparable to $180,000 for the same period in 2007.

Interest Expense

Interest expense increased 39.8% to $92,000 from $66,000 for the three months ended September 30, 2008 and 2007, respectively. The increase was primarily due to increases in borrowings in the domestic division and increases in interest rates in foreign divisions. Interest rates in the domestic division have declined as compared to the same period last year.

SPAR Group, Inc.

Other Expense

Other expense totaled $301,000 and $111,000 for the three months ended September 30, 2008 and 2007, respectively.

Income Taxes

Income tax provision for the three months ended September 30, 2008 was $25,000 resulting primarily from minimum domestic state taxes due. Income taxes for the three months ended September 30, 2007 were approximately $79,000 for minimum domestic state taxes. There were no tax provisions for federal tax as the Company reported a loss for the three months ended September 30, 2008, and provides a valuation allowance against any benefits from operating loss carry forwards.

Minority Interest

Minority interest of approximately $117,000 and $119,000 resulted from the net operating profits and losses of the Company’s 51% owned subsidiaries and 50% owned subsidiaries for the three months ended September 30, 2008 and 2007, respectively.

Net Loss

The Company reported a net loss of $117,000 for the three months ended September 30, 2008, or $0.01 per share, compared to a net loss of $1.7 million, or $0.09 per share, for the corresponding period last year.

SPAR Group, Inc.

Results of Operations

Nine months ended September 30, 2008, compared to nine months ended September 30, 2007

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2008		2007		Increase/
	$	%	$	%	(decrease)
Net revenues	$53,635	100.0%	$42,284	100.0%	26.8%
Cost of revenues	38,440	71.7	29,738	70.3	29.3
Selling, general & administrative expense	13,545	25.3	15,218	36.0	(11.0)
Depreciation and amortization	668	1.2	571	1.3	16.9
Interest expense	254	0.5	247	0.6	2.7
Other expense	865	1.6	149	0.4	480.5
Loss before income tax provision and minority interest	(137)	(0.3)	(3,639)	(8.6)	(96.3)
Provision for income taxes	4	—	220	0.5	(98.0)
Loss before minority interest	(141)	(0.3)	(3,859)	(9.1)	(96.4)
Minority interest	223	0.4	135	0.3	65.4
Net loss	$(364)	(0.7)%	$(3,994)	(9.4)%	(90.9)%

Net Revenues

Net revenues for the nine months ended September 30, 2008, were $53.6 million, compared to $42.3 million for the nine months ended September 30, 2007, an increase of $11.3 million or 26.8%.

International net revenues totaled $30.9 million for the nine months ended September 30, 2008, compared to $22.3 million for the same period in 2007, an increase of $8.6 million or 38.3%. The increase in 2008 international net revenues was due to net revenue increases from Canada $1.8 million, Japan $2.0 million, Australia $1.5 million, India $1.2 million, China $1.5 million, Turkey $647,000 and South Africa $86,000, partially offset by net revenue decreases in Romania $148,000 and Lithuania $93,000.

Domestic net revenues totaled $22.8 million in the nine months ended September 30, 2008, compared to $20.0 million for the same period in 2007. Domestic net revenues increased $2.8 million, due primarily to an increase in project revenues.

Approximately 6.0% and 12.1% of the Company’s net revenues for the nine months ended September 30, 2008 and 2007, respectively, resulted from merchandising services performed for manufacturers and other clients at Circuit City Stores, Inc. (“Circuit City”), a leading domestic electronics chain. Services performed for those clients in that electronics chain also accounted for approximately 2% and 10% of the Company’s accounts receivable at September 30, 2008 and December 31, 2007, respectively. The Company also performed some services directly for Circuit City, which accounted for approximately $171,000 of the Company’s receivables at September 30, 2008. Circuit City closed a number of stores in 2008 and filed for protection under the U.S. Bankruptcy Code on November 10, 2008 (at which time it owed approximately $205,000 in unpaid receivables to the Company). There can be no assurance that this retailer will continue to operate all or any of its remaining stores.

While the Company’s contractual relationships or agreements are for the most part with various clients and not directly with Circuit City, a significant reduction of this retailer’s stores or a significant reduction in this retailer’s business could significantly decrease the Company’s revenues and could have a material adverse effect on the Company’s business, results of operations and financial condition or the desired increases in the Company’s business, revenues and profits. In addition, the loss of some of its clients or the failure to attract new clients could

SPAR Group, Inc.

significantly impede the growth of the Company’s revenues, which could have a material adverse effect on the Company’s future business, results of operations and financial condition.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 71.7% of net revenues for the nine months ended September 30, 2008 and 70.3% for the nine months ended September 30, 2007.

Internationally, the cost of revenues was 74.6% of net revenues for the nine months ended September 30, 2008 and 68.3% of net revenues for the nine months ended September 30, 2007. The international cost of revenues percentage increase was primarily attributed to a mix of higher cost margin business in Canada, China, Romania, Lithuania and Turkey.

Domestic cost of revenues was 67.7% of net revenues for the nine months ended September 30, 2008 and 72.6% of net revenues for the nine months ended September 30, 2007. SPAR Management Services, Inc. (“SMS”), an affiliate of the Company, reduced its costs to the Company by $500,000 for the nine months ended September 30, 2008, pursuant to the amended Field Service Agreement dated September 24, 2008 (See Note 6 – Related-Party Transactions). Excluding this transaction, domestic cost of revenue as a percent of net revenues for the nine months ending September 30, 2008 was 69.9%, a decrease of 2.7% compared to the same period in 2007.

Approximately 84% and 89% of the Company’s domestic cost of revenues in the nine months ended September 30, 2008 and 2007, respectively, resulted from in-store merchandising specialist and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. Selling, general and administrative expenses decreased by $1.7 million, or 11.0%, for the nine months ended September 30, 2008, to $13.5 million compared to $15.2 million for the same period in 2007.

International selling, general and administrative expenses declined $394,000 or 5.5% to $6.8 million from $7.2 million for the nine months ended September 30, 2008 as compared to the same period in 2007.

Domestic selling, general and administrative expenses totaled $6.7 million for the nine months ended September 30, 2008, compared to $8.0 million for the same period in 2007. The decrease in domestic selling, general and administrative expenses of $1.3 million was primarily due to a decrease in salary related expenses of $670,000, reduced office and building related expenses of $135,000 ($76,000 was related to a one-time charge in 2007 for relocation expenses), and a reduction of $261,000 in program cost, and a reduction in legal and accounting of $105,000.

Depreciation and Amortization

Depreciation and amortization charges for the nine months ended September 30, 2008, totaled $668,000 and were comparable to $571,000 for the same period in 2007.

Interest Expense

Interest expense increased 2.7% to $254,000 from $247,000 for the nine months ended September 30, 2008 and 2007, respectively. The increase of 2.7% was primarily due to increases in domestic borrowing and increases in foreign interest rates, partially offset by reductions in domestic borrowing rates.

SPAR Group, Inc.

Other Expense

Other expense totaled $865,000 and $149,000 for the nine months ended September 30, 2008 and 2007, respectively. Included in other expense for the nine months ended September 30, 2008 was approximately $740,000 for non-recurring legal costs, which was the primary reason for the increase in other expenses over the prior period.

Income Taxes

Income tax expense for the nine months ended September 30, 2008 was approximately $4,000 resulting from minimum domestic state taxes due.

Minority Interest

Minority interest of approximately $223,000 and $135,000 resulted from the net operating profits of the Company’s 51% owned subsidiaries and 50% owned subsidiaries for the nine months ended September 30, 2008 and 2007, respectively.

Net Loss

The Company had a net loss of $364,000 for the nine months ended September 30, 2008, or $0.02 per share, compared to a net loss of $4.0 million, or $0.21 per share, for the corresponding period last year.

SPAR Group, Inc.

Liquidity and Capital Resources

In the nine months ended September 30, 2008 the Company had a net loss of $364,000.

Net cash provided by operating activities was $3.3 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Net cash used in investing activities for the nine months ended September 30, 2008 and September 30, 2007, was approximately $1.1 million and $639,000, respectively. The increase in net cash used in investing activities was a result of increased purchases of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2008 and 2007, was approximately $1.1 million and $2.2 million, respectively. The decrease in net cash used in financing activities was primarily a result of reduced net payments on lines of credit and proceeds from the sale of preferred stock.

The above activity resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2008, of approximately $805,000, compared to an increase of $355,000 for the same period in the prior year.

At September 30, 2008, the Company had negative working capital of $793,000, as compared to a negative $449,000 at December 31, 2007. The Company’s current ratio was 0.95 at September 30, 2008, and 0.97 at December 31, 2007.

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

The basic interest rate under the Credit Facility is Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 6.0% per annum at September 30, 2008), which automatically changes with each change made by Webster in such Alternative Base Rate. The Company at its option, subject to certain conditions, may elect to have portions of its loans under the Credit Facility bear interest at various LIBOR rates plus 3.25% per annum based on fixed interest periods of one, two, three or nine months. The actual average interest rate under the Credit Facility was 6.4% per annum for the nine months ended September 30, 2008.

The domestic revolving loan balances outstanding under the Credit Facility were $3.6 million and $4.9 million at September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the SPAR Group had unused availability under the Credit Facility of $49,000 out of the remaining maximum $1.4 million unused revolving line of credit after reducing the borrowing base by outstanding loans.

SPAR Group, Inc.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at September 30, 2008 and December 31, 2007, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box agreement.

The Company was not in violation of the described covenants as of September 30, 2008, and does not expect to be in violation at future measurement dates. However, there are no assurances that the Company will not be in violation of certain covenants in the future. Should the Company be in violation, there are no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary, SPAR FM Japan, Inc., has line of credit agreements totaling 100 million Yen, or approximately $945,000 (based upon the exchange rate at September 30, 2008). The outstanding balances under the line of credit agreements were 30 million Yen, or $283,000 at September 30, 2008 and 90 million Yen, or $802,000 at December 31, 2007 (based upon the exchange rate at those dates). The average interest rate was 2.45% per annum for the nine months ended September 30, 2008. In addition, the Japan subsidiary had cash balances totaling 168 million Yen, or approximately $1.6 million and 137 million Yen, or approximately $1.2 million at September 30, 2008 and December 31, 2007 respectively (based upon the exchange rates at those dates).

The Australian subsidiary, SPARFACTS Australia Pty. Ltd., has a revolving line of credit arrangement with Oxford Funding Pty. Ltd. for $1.1 million (Australian) or approximately $903,000 (based upon the exchange rate at September 30, 2008). The outstanding balance under the line of credit agreement was $381,000 (Australian), or $313,000 at September 30, 2008 and a balance of $315,000 (Australian) or $276,000 at December 31, 2007 (based upon the exchange rate at those dates). The average interest rate was 12.65% per annum for the nine months ended September 30, 2008.

SPAR Canada Company, a wholly owned subsidiary, has a credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian), or $723,000 (based upon the exchange rate at September 30, 2008). The Demand Operating Loan provides for borrowings based upon a borrowing base formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions). The outstanding balances under the line of credit agreement were $500,000 (Canadian), or $482,000 and $140,000 (Canadian), or $143,000 at September 30, 2008 and December 31, 2007, respectively (based upon the exchange rate at those dates). The average interest rate was 6.1% per annum for the nine months ended September 30, 2008.

The Company’s international business model is to partner with local merchandising companies and combine the Company’s proprietary software and expertise in the merchandising and marketing services business with their partner’s knowledge of the local market. In 2001, the Company established its first subsidiary in Japan and has continued this strategy. As of this filing, the Company is currently operating in 13 countries and has 9 international subsidiaries. Certain of these international subsidiaries are profitable, while others are operating at a loss. In the event of continued losses, the Company may be required to provide additional cash infusions into those subsidiaries with losses.

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

SPAR Group, Inc.

Certain Contractual Obligations

The following table contains a summary of certain of the Company’s contractual obligations by category as of September 30, 2008 (in thousands):

Contractual Obligations	Period in which payments are due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$4,713	$4,713	$—	$—	$—
Capital Lease Obligations	338	208	130	—	—
Operating Lease Obligations	3,739	792	2,264	683	—
Total	$8,790	$5,713	$2,394	$683	$—

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At September 30, 2008, the Company’s outstanding lines of credit totaled $4.7 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	6.0%	$ 3,635
International	2.5% - 12,7%	1,078
		$ 4,713

(1)	Based on interest rate at September 30, 2008.
(2)	Based on exchange rate at September 30, 2008.

Based on the 2008 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2008 by approximately $41,000.

The Company has foreign currency exposure with its international subsidiaries. In both 2008 and 2007, these exposures are primarily concentrated in the Japanese Yen, Australian Dollar and Canadian Dollar. International revenues for the nine months ended September 30, 2008 and 2007 were $30.9 million and $22.3 million, respectively. The international division reported a net income (loss) of approximately $394,000 and ($620,000) for the nine months ended September 30, 2008 and 2007, respectively.

SPAR Group, Inc.

In those countries where the Company had the greater risk for foreign currency exposure, the total assets were $6.6 million and total liabilities were $6.7 million based on exchange rates at September 30, 2008.

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

Briefing on the appeals commenced in the second quarter of 2008, and it is expected that opposition and reply briefs will be completed by March 2009. Thereafter, an oral argument hearing date will be assigned by the court of appeal. The appellate process in the California Court of Appeal is expected to last until late 2009. The Company has recorded the net $1.3 million judgment award in other assets.

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

Item 3(b): Defaults under Preferred Stock: None.

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

Date: November 14, 2008	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory