Form 10-K
period 2008-12-31
SPAR GROUP INC
filed 2009-04-15
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-27824

SPAR GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 White Plains Road, Suite 210, Tarrytown, New York	10591
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer”, “accelerated filer”, and "smaller reporting company" in Rule 12b-2 of the Exchange Act.). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2008, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $3,700,000.

The number of shares of the Registrant’s Common Stock outstanding as of December 31, 2008, was 19,139,365 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Shareholders, presently scheduled to be held on May 28, 2009, are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business

GENERAL

The SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a supplier of merchandising and other marketing services throughout the United States and internationally. Today the Company operates in 13 countries whose population represents approximately 48% of the total world population. The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, Radio Frequency Identification (“RFID”) services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and through its subsidiaries, the Company currently provides similar merchandising, marketing services and in-store event staffing in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia and New Zealand. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

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

Key to the Company’s international strategy is the translation of several of its proprietary Internet-based logistical, communications and reporting software applications into the native language of any market the Company enters. As a result of this requirement for market penetration, the Company has developed translation software that can quickly convert its proprietary software into various languages. Through its computer facilities in Auburn Hills, Michigan, the Company provides worldwide access to its proprietary logistical, communications and reporting software. In addition, the Company maintains personnel in Greece and Australia to assist in its international efforts. Today the Company operates in 13 countries whose population represents approximately 48% of the total world population and is actively pursuing expansion into various other markets.

Another key to the Company's international strategy is seeking a material investment and participation in an international subsidiary by an experienced person or company in the local country not otherwise affiliated with the Company (each a "Local Owner"). The Company generally seeks to own at least 51% of a foreign subsidiary, although it owns 50% of the equity interests in the Company's subsidiaries in Japan and China. Canada is the only international subsidiary wholly-owned by the Company. Local Owners provide equity, credit support and certain services and generally are or provide management support for the corresponding international subsidiaries. (See Item 1A - Risks of Having Material Local Investors in International Subsidiaries, below).

Financial Information About Geographic and Business Segments

The Company operates both domestically and internationally in the two distinct geographic/business segments described above. Certain financial information regarding the Company’s geographic and business segments, which includes net revenues and operating income (loss) for each of the years ended December 31, 2008, and December 31, 2007, and long-lived assets as of December 31, 2008, and December 31, 2007, is provided in Note 11 to the Company’s Consolidated Financial Statements herein.

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

DESCRIPTION OF SERVICES

The Company currently provides a broad array of merchandising and marketing services to some of the world’s leading companies, both domestically and internationally. The Company believes its full-line capabilities provide fully integrated solutions that distinguish the Company from its competitors. These capabilities include the ability to develop plans at one centralized location, effect chain wide execution, implement rapid, coordinated responses to its clients’ needs and report on a real time Internet enhanced basis. The Company also believes its international presence, industry-leading technology, centralized decision-making ability, local follow-through, ability to recruit, train and supervise merchandisers, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a significant advantage over local, regional or other competitors.

The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, RFID services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains, convenience and grocery stores. The International Merchandising Services Division established in July 2000, currently provides similar merchandising, marketing services and in-store event staffing through subsidiaries in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia and New Zealand. Today the Company operates in 13 countries whose population represents approximately 48% of the total world population.

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

CUSTOMER BASE

The Company currently represents numerous manufacturers and /or retail clients in a wide range of retail chains and stores worldwide, including:

•	Mass Merchandisers
•	Electronics
•	Drug
•	Grocery
•	Other retail outlets (such as discount stores, home and office supply centers, etc.)

One customer accounted for 11% and 6% of the Company’s net revenues for the years ended December 31, 2008, and 2007, respectively. This customer accounted for approximately 4% and 7% of the Company’s accounts receivable at December 31, 2008, and 2007, respectively.

A second customer accounted for 7% of the Company's net revenues for both the years ended December 31, 2008, and 2007. This customer accounted for approximately 3% of the Company's accounts receivable at December 31, 2008, and 2007.

In addition, approximately 5% and 7% of the Company’s net revenues for the years ended December 31, 2008, and 2007, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by a leading mass merchandising chain in the United States. These customers accounted for approximately 4% and 5% of the Company’s accounts receivable at December 31, 2008, and 2007, respectively.

Also, approximately 9% and 14% of the Company’s net revenues for the years ended December 31, 2008, and 2007, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by Circuit City Stores, Inc. ("Circuit City"), which until recently was a leading electronics chain in the United States. Services performed for those clients in Circuit City also accounted for 7% and 10% of Company’s accounts receivable at December 31, 2008, and 2007, respectively. Circuit City closed a number of stores in 2008 and filed for protection under the U.S. Bankruptcy Code on November 10, 2008. On January 17, 2009, Circuit City began the complete liquidation of all of its inventory. Its liquidation sales are scheduled to continue through March 31, 2009, following which it is currently scheduled to close all of its stores. At December 31, 2008, Circuit City owed the Company approximately $245,000 in unpaid (pre-bankruptcy) receivables.

While the Company's contractual relationships or agreements are for the most part with various clients and not directly with Circuit City, the closing of this retailer's stores will result in a significant decrease in the Company's 2009 revenues and could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the failure to attract new business in other retailers could significantly impede the growth of the Company's revenues, which could have a material adverse effect on the Company's future business, results of operations and financial condition.

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

EMPLOYEES

Worldwide the Company utilized a labor force of approximately 9,800 people in 2008. Today the Company operates in 13 countries whose population represents approximately 48% of the total world population.

As of December 31, 2008, the Company’s Domestic Merchandising Services Division utilized a labor force of approximately 5,200 people. There were 128 full-time employees and 10 part-time employees engaged in domestic operations. Of the 128 full-time employees, 78 employees (39 client service and 34 operational support and 5 were engaged in sales) were engaged in office operations, 50 were engaged in field merchandising operations. The Company’s Domestic Merchandising Services Division utilized the services of its affiliate, SPAR Management Services, Inc. (“SMSI”), to schedule and supervise its field force of merchandising specialists, which consists of independent contractors furnished by SPAR Marketing Services, Inc. (“SMS”), another affiliate of the Company (see Item 13 – Certain Relationships and Related Transactions and Director Independence, and Note 9 – Related Party Transactions, below) as well as the Company’s domestic field employees. SMS and SMSI furnished approximately 5,000 merchandising specialists (all of whom are independent contractors of SMS) and 50 field managers (all of whom were full-time employees of SMSI), respectively.

As of December 31, 2008, the Company’s International Merchandising Services Division’s labor force consisted of approximately 4,600 people. There were 484 full-time and 82 part-time employees engaged in international operations. Of the 484 full-time employees, 63 employees were engaged in office operations, 394 were engaged in field management and 27 employees were engaged in sales. The International Division’s field force consisted of approximately 4,100 merchandising specialists of which approximately 2,700 were Company employees and approximately 1,400 were independent contractors.

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

Dependency on Largest Customer and Large Retail Chains

As discussed above in “Customer Base”, the Company does a significant amount of business with a leading drug store chain and a leading mass merchandising chain and has been adversely affected by the closure of the Circuit City stores. The loss of any of these customers, the loss of the ability to provide merchandising and marketing services in those chains, or the failure to attract new large clients could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Risks of Continuing Losses and Financial Covenant Violations

The Company was profitable in 2008 but was not profitable in 2007 (see Item 8 - Financial Statements and Supplementary Data). In addition, with the exception of the Company's violation of its April 2008 monthly Fixed Charge Coverage Ratio covenant, the Company was in compliance with the covenants of its Credit Facility with Webster Business Credit Corporation for the balance of 2008 (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources).

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

Significant Stockholders: Voting Control and Market Illiquidity

Mr. Robert G. Brown, founder, director, Chairman of the Company, beneficially owns approximately 48% of the Company’s outstanding Common Stock, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company, beneficially owns approximately 28% of the Company’s outstanding Common Stock. These stockholders have, should they choose to act together, and under certain circumstances Mr. Brown acting alone may have, the ability to control all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions.

In addition, although the Company Common Stock is quoted on the Nasdaq Capital Market, the trading volume in such stock may be limited and an investment in the Company’s securities may be illiquid because the founders own a significant amount of the Company’s stock.

Dependence Upon and Potential Conflicts in Services Provided by Affiliates

The success of the Company’s domestic business is dependent upon the successful execution of its field services by SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), as well as the programming services provided by SPAR Infotech, Inc. (“SIT”), each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company’s financial statements. SMS provides substantially all of the merchandising specialists used by the Company in conducting its domestic business (85% of domestic field expense in 2008), and SMSI provides substantially all of the domestic field management services (88% of domestic field management in 2008) used by the Company in conducting its business (See Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 9 – Related Party Transactions, below). These services provided to the Company by SMS and SMSI are on a cost-plus basis pursuant to contracts that are cancelable on 60 days notice prior to December 31 of each year or with 180 days notice at any other time (SMS service agreement terminates on December 31, 2010). SIT provides substantially all of the Internet programming services and other computer programming needs used by the Company in conducting its business (see Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 9 – Related Party Transactions, below), which are provided to the Company by SIT on an hourly charge basis pursuant to a contract that is cancelable on 30 days notice. The Company has determined that the services provided by SMS, SMSI and SIT are at rates favorable to the Company.

SMS, SMSI and SIT (collectively, the “SPAR Affiliates”) are owned solely by Mr. Robert G. Brown, founder, director, Chairman of the Company, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company, each of whom are also directors and executive officers of each of the SPAR Affiliates (see Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 9 – Related Party Transactions, below). In the event of any dispute in the business relationships between the Company and one or more of the SPAR Affiliates, it is possible that Messrs. Brown and Bartels may have one or more conflicts of interest with respect to those relationships and could cause one or more of the SPAR Affiliates to renegotiate or cancel their contracts with the Company or otherwise act in a way that is not in the Company’s best interests.

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

The Company has not paid and does not intend to pay cash Dividends on its stock

The Company has not paid dividends in the past, intends to retain any earnings or other cash resources to finance the expansion of its business and for general corporate purposes, and does not intend to pay cash dividends in the foreseeable future. While the Company's recently issued Preferred Stock accrues a 10% dividend payable in either cash or common stock when authorized by the Board, the Company does not anticipate paying such dividend, in cash, in the foreseeable future. In addition, the Company’s Credit Facility with Webster Business Credit Corporation (“Webster”) (see Note 4 to the Consolidated Financial Statements – Lines of Credit) restricts the payment of dividends without Webster’s prior consent.

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

Risks of Having Material Local Investors in International Subsidiaries

The Company’s international model is to partner with local merchandising companies and combine their knowledge of the local market with the Company’s proprietary software and expertise in the merchandising business. As a result, each of the Company's international subsidiaries (other than Canada) is owned in material part by an entity in the local country where the international subsidiary resides and is not otherwise affiliated with the Company (each a "Local Stockholder"). 50% of the equity interests in the Company's subsidiaries in Japan and China and 49% of the equity interests in the Company's other international subsidiaries (other than Canada) are owned by Local Stockholders rather than by the Company. The joint venture agreements between the Company and the Local Stockholder in the respective international subsidiaries (other than Canada) specify, among other things, the equity, programming and support services the Company is required to provide and the equity, credit support, certain services and management support that the Local Stockholder is required to provide to the international subsidiary. In the event of any disagreement or other dispute in the business relationships between the Company and Local Stockholder, it is possible that the Local Stockholder may have one or more conflicts of interest with respect to the relationship and could cause the applicable international subsidiary to operate or otherwise act in a way that is not in the Company’s best interests.

The joint venture agreements generally have unlimited contract terms and parties generally do not have the right to unilaterally withdraw. However, a non-defaulting party has the right to terminate such agreement upon the other party's default, receipt of notice and failure to cure within a specified period (generally 60 days). In addition, either party, at any time after the end of a specified period (usually between three and five years), may: (1) sell all or part of its equity interest in the international subsidiary to a third party by providing a written notice to the other party of such intentions (in which case the other party has the right of first refusal and may purchase the equity of the offering partner under the same terms and conditions) (a "Right of First Refusal"); or (2) offer to purchase the equity of the other party (in which case the other party has 120 days to either accept or reject the offer or to reverse the transaction and actually purchase the offering partners equity under the same terms and conditions) (a "Buy/Sell Right").

Prior to the May 2008 Board meeting there had been discussions among various parties including the Company about buying or selling shares in the Company's Japan subsidiary. At the March 2009 SPAR Board meeting the board approved, in principal, a sale of its shares in the Japan subsidiary under terms and conditions to be negotiated.

The Company believes its relationships with the Local Stockholders in its international subsidiaries remain good. Several of the company’s respective international subsidiary contracts are either at or near the end of the applicable periods during which either of the parties may trigger the Right of First Refusal and Buy/Sell provisions described above. Both the Company and such Local Stockholders, as part of their ongoing relationship, are or will be assessing appropriate action as described above.

There can be no assurance that the Company could (if necessary under the circumstances) replace equity, credit support, management and other services currently provided by any Local Stockholder in sufficient time to perform its client obligations or that the Company could provide these services and or equity in the event the Local Stockholder was to sell its stock or reduce any support to the Company’s subsidiary in the applicable country. Any cancellation, other nonperformance or material change under the joint venture agreements with Local Stockholders could have a material adverse effect on the Company’s current business, results of operations and financial condition or future growth.

Risks Associated with Foreign Currency

The Company also has foreign currency exposure associated with its international subsidiaries. In 2008, these exposures are primarily concentrated in the Canadian Dollar, Japanese Yen, and Australian Dollar.

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

The Company maintains its corporate headquarters in approximately 5,600 square feet of leased office space located in Tarrytown, New York, under an operating lease with a term expiring October 31, 2013.

The Company maintains its data processing center and warehouse at its regional office in Auburn Hills, Michigan, under an operating lease expiring December 31, 2011.

The Company believes that its existing facilities are adequate for its current business. However, new facilities may be added should the need arise in the future.

The following is a list of the locations where the Company maintains leased facilities for the listed offices and countries:

Location	Office Use	Approximate Square Footage

Domestic:

Tarrytown, NY	Corporate Headquarters	5,600
Auburn Hills, MI	Regional Office and Warehouse	25,700

International:

Canada
Toronto, Ontario	Headquarters	8,600

Japan
Osaka	Headquarters	1,700
Tokyo	Regional Office	1,500
Nagoya	Regional Office	700

Turkey
Istanbul	Headquarters	3,000

South Africa
Durban	Headquarters	2,800
Cape Town	Regional Office	3,000
Port Elizabeth	Regional Office	700

India
New Delhi	Headquarters	1,300
Mumbai	Regional Office	500

Romania
Bucharest	Headquarters	1,100

China
Shanghai	Headquarters	700
Beijing	Regional Office	300
Guangzhou	Regional Office	600
Shenzhen	Regional Office	500
Cheng Du	Regional Office	300

Lithuania
Siauliai	Headquarters	1,200

Australia
Melbourne	Headquarters	4,200

Item 3. Legal Proceedings

Safeway Inc. (“Safeway”) filed a Complaint against PIA Merchandising Co., Inc. (“PIA Co.”), a wholly owned subsidiary of SPAR Group, Inc. (“SGRP”), Pivotal Sales Company (“Pivotal”), a wholly-owned subsidiary of PIA Co., and SGRP in Alameda Superior Court, case no. 2001028498 on October 24, 2001. Safeway claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 11, 2002, and amended them on or about October 15, 2002, alleging causes of action by PIA Co. and Pivotal against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment. Trial commenced in March 2006.

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

	2008		2007
	High	Low	High	Low
First Quarter	$1.50	$0.62	$1.30	$0.95
Second Quarter	1.45	0.61	1.23	0.89
Third Quarter	1.20	0.62	1.50	0.95
Fourth Quarter	0.90	0.22	1.02	0.54

As of December 31, 2008, there were approximately 1,000 beneficial shareholders of the Company’s Common Stock.

Dividends

The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. While the Company's recently issued Preferred Stock accrues a 10% dividend payable in either cash or common stock when authorized by the Board, the Company does not anticipate paying such dividend in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that the Company’s Board of Directors deems relevant.

The Company’s Credit Facility with Webster Business Credit Corporation (see Note 4 to the Consolidated Financial Statements – Lines of Credit) restricts the payment of dividends without Webster’s prior consent.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2008, SGRP did not repurchase any of its equity securities.

Corporation Performance

The following graph shows a comparison of cumulative total returns for SGRP’s Common Stock, the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Stocks (SIC 7380-7389 U.S. Companies) Miscellaneous Business Services Index, Russell 2000 and S&P Advertising for the period during which SGRP’s Common Stock has been registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The graph assumes that the value of an investment in Common Stock and in each such index was $100 on December 31, 2003, and that all dividends have been reinvested.

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

The Preferred Designation provides that each share of Preferred Stock is to be issued at a value equal to the closing bid price of SGRP’s common stock (the “Common Stock”) immediately preceding the day SGRP and the purchaser(s) entered into a binding commitment to issue and acquire Preferred Stock. The Preferred Stock will accrue a 10% dividend payable in either cash (when permitted by law and Nasdaq and authorized by the Board) or common stock when authorized by the Board (valued at the current market price of a share of common stock at the time paid but not less than the initial purchase price of a share of such preferred stock). All accrued and unpaid dividends and potential dividends must be paid to the holders of the Preferred Stock before any dividends can be paid to the holders of the Common Stock. The face value (purchase price) of the Preferred Stock and all accrued and unpaid dividends and potential dividends must be paid to the holders of the Preferred Stock before any liquidating distributions can be made to the holders of the Common Stock. The consent of all of the holders of the Preferred Stock is required for SGRP to make any changes in the Preferred Designation or issue any other class of preferred stock senior to or pari passu with the Preferred Stock.

The Preferred Stock is redeemable, at the discretion of SGRP only, for a cash redemption price equal to its face value (purchase price) plus all accrued and unpaid dividends and potential dividends. Each share of Preferred Stock is convertible into one share of Common Stock at the rate of one to one at the option of the holder, which option would be exercisable for so long as the Preferred Stock is outstanding (even if SGRP has elected to redeem the stock). Such a conversion also requires that SGRP satisfy all accrued and unpaid dividends and potential dividends at the same time. The Preferred Stock votes with the Common Stock (no class voting) and have voting rights equal to one vote per share of Preferred Stock.

On March 31, 2008, SGRP, Mr. Brown, Mr. Bartels and SPAR Management Services, Inc. (“SMSI”), an affiliate of SGRP wholly-owned by Mr. Brown and Mr. Bartels (who are officers, directors and significant shareholders of SGRP - see Note 9, Related-Party Transactions), entered into a Subscription Agreement to issue and purchase 89,286 shares of Preferred Stock at $1.12 per share (the closing bid price of SGRP’s Common Stock for the most recent trading day available immediately preceding such agreement date) at a cost of $100,000, in return for (among other things) cash or the reduction of an equivalent debt owed by the Company to SMSI. That agreement listed Mr. Brown and Mr. Bartels as the purchasers of such Preferred Stock rather than listing SMSI as the record purchaser of such Preferred Stock and Mr. Brown and Mr. Bartels as prospective indirect (i.e., beneficial) owners. On September 30, 2008, SGRP, Mr. Brown, Mr. Bartels and SMSI entered into an Amended and Restated Series A Preferred Stock Subscription Agreement effective as of March 31, 2008 (the “Restated Subscription Agreement”), to more accurately reflect the parties intentions that SMSI would pay for and acquire record ownership of those shares. SGRP’s Audit Committee and Board of Directors each reviewed and approved this affiliated transaction, including (without limitation) the terms of the Restated Subscription Agreement and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

Effective September 24, 2008, SGRP and the pension plans of Mr. Brown and Mr. Bartels, SP/R Inc. Defined Benefit Pension Plan, acting through Robert G. Brown, its Trustee, WHB Services, Inc. Defined Benefit Trust, acting through William H. Bartels, its Trustee, and WHB Services, Inc. Investment Savings Trust, acting through William H. Bartels, its Trustee, entered into another agreement to issue and purchase an additional 465,116 shares of preferred stock at $0.86 per share (the closing bid price of SGRP's Common Stock for the most recent trading day available preceding such agreement date). Mr. Brown's pension plan acquired 284,237 preferred shares at cost of $244,444 and Mr. Bartels' pension plans acquired 180,879 preferred shares at a cost of $155,556. SGRP’s Audit Committee and Board of Directors each reviewed and unanimously approved this transaction, including the terms of the Preferred Stock and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources

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

Overview

The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, Radio Frequency Identification (“RFID”) services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and currently provides similar merchandising, marketing services and in-store event staffing through subsidiaries in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia and New Zealand. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

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

Allowance for Doubtful Accounts

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $292,000 and $163,000 at December 31, 2008, and 2007, respectively. Bad debt expenses (recovery) were $284,000 and $(164,000) in 2008, and 2007, respectively.

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

The Company capitalized $448,000 and $328,000 of costs related to software developed for internal use in 2008, and 2007, respectively, and recognized approximately $333,000 and $292,000 of amortization of capitalized software for the years ended December 31, 2008, and 2007, respectively.

Results of operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (in millions).

	Year Ended December 31,
	2008	%	2007	%
Net revenues	$69.6	100.0%	$60.7	100.0%
Cost of revenues	48.7	69.9	41.5	68.3
Selling, general & administrative expenses	18.5	26.6	20.5	33.7
Depreciation & amortization	0.9	1.3	0.7	1.3
Interest expense	0.3	0.5	0.3	0.5
Other expense (income)	0.7	1.0	0.0	0.0

Income (loss) before income tax
provision and minority interest	0.4	0.7	(2.3)	(3.8)
Provision for income taxes	0.5	0.8	0.2	0.3

Loss before minority interest	(0.1)	(0.1)	(2.5)	(4.1)
Minority interest	(0.2)	(0.2)	–	–
Net income (loss)	$0.1	0.1%	$(2.5)	(4.1)%

Results of operations for the twelve months ended December 31, 2008, compared to twelve months ended December 31, 2007

Net Revenues

Net revenues for the twelve months ended December 31, 2008, were $69.6 million, compared to $60.7 million for the twelve months ended December 31, 2007, an increase of $8.9 million.

International net revenues totaled $38.8 million for 2008, increasing 24.0% from $31.3 million in 2007. The following subsidiaries recorded 2008 increases in net revenues over 2007 results: Canada $2.2 million; China $2.0 million; Japan $1.7 million; India $1.5 million; Turkey $516,000 and Australia $268,000. The following subsidiaries reported declines in net revenues below 2007 results: Romania $354,000; Lithuania $162,000 and South Africa $152,000.

Domestic net revenues increased $1.4 million or 4.7% to $30.8 million in 2008 from $29.4 million in 2007.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 69.9% of net revenues for the twelve months ended December 31, 2008, compared to 68.3% for the twelve months ended December 31, 2007.

Internationally, the cost of revenues as a percentage of net revenues were 74.2% and 68.9% for the twelve months ended December 31, 2008, and 2007, respectively. The international cost of revenues percentage increase was primarily attributable to lower margin revenues in Canada, Australia and China accounting for a greater portion of revenues in the twelve months ended December 31, 2008, compared to the prior year.

Domestic cost of revenues as a percentage of net revenues were 64.6% and 67.6% for the twelve months ended December 31, 2008, and 2007, respectively. The decrease was primarily attributable to non-recurring cost concessions totaling $900,000 that were provided in 2008 by the Company's affiliates, SPAR Marketing Services, Inc. ("SMS") and SPAR Management Services, Inc. ("SMSI") (See Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 9 – Related Party Transactions, below).

Approximately 85% and 88% of the Company’s domestic cost of revenue in both the twelve months ended December 31, 2008, and 2007, respectively, resulted from in-store merchandiser and field management services purchased from the Company’s affiliates, SMS and SMSI, respectively. (See Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 9 – Related Party Transactions, below)

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses for the years indicated (in millions):

	Year Ended December 31,				Increase (decrease)
	2008	%	2007	%	%

Selling, general & administrative	$18.5	26.6%	$20.5	33.7%	(9.5)%
Depreciation and amortization	0.9	1.3	0.7	1.3	22.2%

Total operating expenses	$19.4	27.9%	$21.2	35.0%	8.4%

Selling, general and administrative expenses decreased by approximately $2.0 million, or 9.5%, for the twelve months ended December 31, 2008, to $18.5 million compared to $20.5 million for the twelve months ended December 31, 2007.

International selling, general and administrative expenses for the twelve months ended December 31, 2008, were $9.4 million compared to $10.2 million for the prior year. The decrease of approximately $800,000, or 8.2%, was due to a decrease in spending primarily in Japan, Canada, Australia and South Africa.

Domestic selling, general and administrative expenses totaled $9.1 million for 2008 compared to $10.3 million in 2007. The 2008 reduction in selling, general and administrative expenses of $1.2 million was a result of the Company's continued focus on cost reduction efforts.

Depreciation and amortization charges were $939,000 for the twelve months ended December 31, 2008, compared to $768,000 for the twelve months ended December 31, 2007. The increase of approximately $171,000, or 22.2%, was due to higher purchases of property and equipment in recent years.

Other Expense

Other expense, net was approximately $671,000 for twelve months ended December 31, 2008, compared to other expense, net of approximately $39,000 for the twelve months ended December 31, 2007. The increase of approximately $632,000 was due primarily to one time litigation expense in 2008.

Interest Expense

Interest expense totaled approximately $320,000 for 2008, compared to interest expense of approximately $315,000 for 2007. The increase was a compilation of lower debt levels and higher interest rates in 2008.

Income Taxes

The provision for income taxes was $532,000 and $157,000 for 2008 and 2007, respectively. The increase in income tax provision of approximately $375,000 was primarily due to additional tax expense resulting from a change in tax filing status in Japan. The domestic tax provisions for both 2008 and 2007 were primarily for minimum domestic state tax liabilities.

Minority Interest

Minority interest income of $163,000 and expense of $47,000 resulted from the net operating profits and losses of the Company’s 51% owned subsidiaries and its 50% owned subsidiaries for the twelve months ended December 31, 2008 and 2007, respectively.

Net Income (Loss)

The SPAR Group had a net income for 2008 of approximately $102,000, or $0.01 per share, compared to a net loss for 2007 of approximately $2.5 million, or $0.13 per share.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

For the twelve months ended December 31, 2008, the Company had a net income of $102,000, compared to a loss of approximately $2.5 million for the year ended December 31, 2007.

Net cash provided by operating activities for the year ended December 31, 2008 was $2.2 million, compared to net cash provided by operating activities of $12,000 in 2007. The change of approximately $2.2 million in cash provided by operating activities is primarily due to increased net income.

Net cash used in investing activities for the year ended December 31, 2008 and 2007, was $1.2 million and $814,000, respectively. The change in net cash used in investing activities was a result of increased purchases of property and equipment in 2008.

Net cash used in financing activities for the year ended December 31, 2008 was $279,000 compared with net cash provided by financing activities of $834,000 for the year ended December 31, 2007. The cash used in financing activities was a result of the Company payments on its lines of credit, partially offset by the issuance of preferred stock.

The above activity resulted in an increase in cash and cash equivalents for the twelve months ended December 31, 2008, of $439,000.

The Company had negative working capital of $635,000 and $450,000 as of December 31, 2008 and 2007, respectively. The Company’s current ratio was 0.96 and 0.97 at December 31, 2008 and 2007, respectively. The decrease in working capital and current ratio were primarily due to increases in accounts payable and other current liabilities.

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to, among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. In May 2007 the credit facility was amended to provide for an availability reserve of $500,000. In August 2007 the credit facility was further amended to reduce the availability reserve to $250,000 until November 30, 2007. On November 16, 2007 Webster amended the credit facility to extend the availability reserve of $250,000 indefinitely and to reduce the revolving line of credit from $7.0 to $5.0 million. In February 2008, the Credit Facility was amended to establish monthly EBITDA covenants until September 30, 2008, and to set a Fixed Charge Coverage Ratio covenant for the year ended December 31, 2008. In January 2009 the Credit Facility was amended to extend the agreement until March 15, 2009, adjust the interest rate to the greater of 5%, the Alternative Base Rate or 30 day LIBOR plus 2.75% and to increase the limit on the capital expenditures to $1.3 million. In March 2009, the Credit Facility was further amended to extend the maturity until March 15, 2010, extend the monthly Fixed Charge Coverage Ratio covenant until March 15, 2010 and reset the limit on capital expenditures to $800,000.

Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable less certain reserves). The Credit Facility is secured by all of the assets of the Company's domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Credit Facility totaling $1.0 million.

The basic interest rate under the Credit Facility is the greater of 5%, Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 5.1% per annum at December 31, 2008), which automatically changes with each change made by Webster in such Alternative Base Rate, or LIBOR plus 2.75%. The actual average interest rate under the Credit Facility was 4.3% per annum for the twelve months ended December 31, 2008. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were $3.9 million and $4.9 million at December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had unused availability under the Credit Facility of $84,000 out of the remaining maximum $1.1 million unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at December 31, 2008 and 2007, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

At December 31, 2008, the Company was not in violation of its covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $1.1 million (based upon the exchange rate at December 31, 2008). There were no outstanding balances under the line of credit agreements at December 31, 2008. The outstanding balance at December 31, 2007 was approximately 90 million Yen, or approximately $802,000 (based upon the exchange rate at that date). In addition, the Japanese subsidiary had cash balances totaling 105 million Yen, or approximately $1.2 million (based upon the exchange rate at December 31, 2008) and 137 million Yen, or approximately $1.2 million (based upon the exchange rate at December 31, 2007) at December 31, 2008 and 2007, respectively. The average interest rate was 2.3% per annum for 2008.

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.4 million (based upon the exchange rate at December 31, 2008). At December 31, 2008, SPARFACTS Australia Pty. Ltd. had $1.4 million (Australian), or approximately $1.0 million, outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 9.5% per annum for the twelve months ended December 31, 2008.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $613,725 (based upon the exchange rate at December 31, 2008). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant. On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). At December 31, 2008, SPAR Canada Company had $691,000 (Canadian), or approximately $565,000, outstanding under the line of credit (based upon the exchange rate at December 31, 2008). The average interest rate was 4.5% per annum for the twelve months ended December 31, 2008.

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company’s contractual obligations by category as of December 31, 2008 (in thousands).

Contractual Obligations	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Credit Facilities	$ 5,494	$5,494	–	–	–
Capital Lease Obligations	325	223	$102	–	–
Operating Lease Obligations	1,808	607	1,165	$ 36	–
Total	$ 7,627	$6,324	$ 1,267	$ 36	–

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.(T) Controls and Procedures

Disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that:

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

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

The Company carried out an evaluation of the effectiveness as of December 31, 2008, of the design and operation of its internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control--Integrated Framework". Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's internal controls over financial reporting are effective as of December 31, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. The company's registered public accounting firm was not required to report on internal controls for 2008, pursuant to the temporary rules of the Securities and Exchange Commission.

Internal control over financial reporting

The Company’s management, including the CEO and CFO, confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 28, 2009, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 28, 2009, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 28, 2009, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 28, 2009, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 28, 2009, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Index to Financial Statements filed as part of this report:
Reports of Independent Registered Public Accounting Firms
– Rehmann Robson	F-1
– Güreli Yeminli Mali Müsavirlik A.S.	F-2
– Nagesh Behl & Co.	F-3
– UAB " Rezultatas "	F-4
Consolidated Balance Sheets as of December 31, 2008, and December 31, 2007	F-5
Consolidated Statements of Operations for the years ended December 31, 2008, and December 31, 2007	F-6
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, and December 31, 2007	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2008, and December 31, 2007	F-8
Notes to Consolidated Financial Statements	F-9

2.	Financial Statement Schedules.
Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2008	F-29

3.	Exhibits.
Exhibit Number	Description
3.1

Certificate of Incorporation of SPAR Group, Inc. (referred to therein under its former name of PIA Merchandising Services, Inc.), as amended (incorporated by reference to SGRP’s Registration Statement on Form S-1 (Registration No. 33-80429), as filed with the Securities and Exchange Commission (“SEC”) on December 14, 1995 (the “Form S-1”), and the Certificate of Amendment filed with the Secretary of State of the State of Delaware on July 8, 1999 (which, among other things, changes SGRP’s name to SPAR Group, Inc.) (incorporated by reference to Exhibit 3.1 to SGRP’s Form 10-Q for the 3rd Quarter ended September 30, 1999).

3.2

Amended and Restated By-Laws of SPAR Group, Inc., adopted on May 18, 2004, as amended through November 8, 2007 (incorporated by reference to SGRP’s report on Form 8-K, as filed with the SEC on November 14, 2007).

3.3

Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., adopted May 18, 2004, as amended through November 8, 2007 (incorporated by reference to SGRP’s report on Form 8-K, as filed with the SEC on November 14, 2007).

3.4

Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc., adopted on May 18, 2004 (incorporated by reference to SGRP’s report on Form 8-K, as filed with the SEC on May 27, 2004).

3.5

Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc., adopted on May 18, 2004 (incorporated by reference to SGRP’s report on Form 8-K, as filed with the SEC on May 27, 2004).

3.6

SPAR Group, Inc. Statement of Policy Respecting Stockholder Communications with Directors, adopted on May 18, 2004 (incorporated by reference to SGRP’s report on Form 8-K, as filed with the SEC on May 27, 2004).

3.7

SPAR Group, Inc. Statement of Policy Regarding Director Qualifications and Nominations, adopted on May 18, 2004 (incorporated by reference to SGRP’s report on Form 8-K, as filed with the SEC on May 27, 2004).

3.8

Certificate of Designation of Series “A” Preferred Stock of SPAR Group, Inc., As of March 28, 2008 (incorporated by reference to SGRP's annual report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.1

Registration Rights Agreement entered into as of January 21, 1992, by and between RVM Holding Corporation, RVM/PIA, a California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverine (incorporated by reference to the Form S-1).

4.2

Amended and Restated Series A Preferred Stock Subscription Agreement by and among SGRP, Robert G. Brown, William H. Bartels and SPAR Management Services, Inc., a Nevada corporation (“SMSI”), dated September 30, 2008, and effective as of March 31, 2008 (incorporated by reference to SGRP’s current report on Form 8-K dated October 6, 2008, as filed with the SEC on October 10, 2008).

4.3

Series A Preferred Stock Subscription Agreement by and among SGRP, SP/R Inc. Defined Benefit Pension Plan, acting through Robert G. Brown, its Trustee, WHB Services, Inc. Defined Benefit Trust, acting through William H. Bartels, its Trustee, and WHB Services, Inc. Investment Savings Trust, acting through William H. Bartels, its Trustee, affiliates of Mr. Robert G. Brown and Mr. William H. Bartels, dated September 30, 2008, and effective as of September 24, 2008 (incorporated by reference to SGRP’s current report on Form 8-K dated October 6, 2008, as filed with the SEC on October 10, 2008).

10.1

2008 Stock Compensation Plan effective as of May 29, 2008 (incorporated by reference to SGRP's Proxy Statement for SGRP's annual stockholders meeting held on May 29, 2008, as filed with the SEC on April 29, 2008).

10.2

2000 Stock Option Plan, as amended through May 16, 2006 (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, as filed with the SEC on November 14, 2006).

10.3	2001 Employee Stock Purchase Plan (incorporated by reference to SGRP’s Proxy Statement for SGRP’s annual stockholders meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).
10.4	2001 Consultant Stock Purchase Plan (incorporated by reference to SGRP’s Proxy Statement for SGRP’s Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).
10.5	Amended and Restated Change in Control Severance Agreement between William H. Bartels and SPAR Group, Inc., dated as of December 22, 2008 (as filed herewith).
10.6	Amended and Restated Change in Control Severance Agreement between Gary S. Raymond and SPAR Group, Inc., dated as of December 30, 2008 (as filed herewith).

10.7	Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SPAR Group, Inc., dated as of December 31, 2008 (as filed herewith).
10.8	Amended and Restated Change in Control Severance Agreement between Patricia Franco and SPAR Group, Inc., dated as of December 31, 2008 (as filed herewith).
10.9	Amended and Restated Change in Control Severance Agreement between James R. Segreto and SPAR Group, Inc., dated as of December 20, 2008 (as filed herewith).
10.10

Amended and Restated Field Service Agreement dated and effective as of January 1, 2004, by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.11

First Amendment to Amended and Restated Field Service Agreement between SPAR Marketing Services, Inc., a Nevada corporation (“SMS”), and SPAR Marketing Force, Inc., a Nevada corporation (“SMF”), dated September 30, 2008, and effective as of September 24, 2008 (the “First Amendment”) (incorporated by reference to SGRP’s current report on Form 8-K dated October 6, 2008, as filed with the SEC on October 10, 2008).

10.12

Amended and Restated Field Management Agreement dated and effective as of January 1, 2004, by and between SPAR Management Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.13

Amended and Restated Programming and Support Agreement by and between SPAR Marketing Force, Inc. and SPAR Infotech, Inc., dated and effective as of September 15, 2007 (incorporated by reference to SGRP’s report on Form 8-K, as filed with the SEC on November 14, 2007).

10.14

Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2002).

10.15

Trademark License Agreement dated as of July 8, 1999, by and between SPAR Infotech, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2002).

10.16

Master Lease Agreement by and between SPAR Marketing Services, Inc. and SPAR Marketing Force, Inc. dated as of November 2004 relating to lease of handheld computer equipment (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.17

Amended and Restated Equipment Leasing Schedule 001 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of November 1, 2004, relating to lease of handheld computer equipment (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.18

Amended and Restated Equipment Leasing Schedule 002 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of January 4, 2005, relating to lease of handheld computer equipment (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.19

Amended and Restated Equipment Leasing Schedule 003 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of January 31, 2005, relating to lease of handheld computer equipment (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.20

Equipment Leasing Schedule 004 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of March 24, 2005, relating to lease of handheld computer equipment (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.21

Master Lease Agreement by and between SPAR Marketing Services, Inc. and SPAR Canada Company dated as of January 2005 relating to lease of handheld computer equipment (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.22

Amended and Restated Equipment Leasing Schedule 001 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Canada Company dated as of January 4, 2005, relating to lease of handheld computer equipment (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.23

Bill of Sale and Lease Termination Under Certain Schedules to Master Equipment Leases by and among SMF, SPAR Canada Company, a Nova Scotia corporation, and SMS dated September 30, 2008, and effective as of September 24, 2008 (the “Bill of Sale”) (incorporated by reference to SGRP’s current report on Form 8-K dated October 6, 2008, as filed with the SEC on October 10, 2008).

10.24

Joint Venture Agreement dated as of March 26, 2004, by and between Solutions Integrated Marketing Services Ltd. and SPAR Group International, Inc., respecting the Corporation’s subsidiary in India (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.25

Joint Venture Shareholders Agreement between Friedshelf 401 (Proprietary) Limited, SPAR Group International, Inc., Derek O’Brien, Brian Mason, SMD Meridian CC, Meridian Sales & Merchandising (Western Cape) CC, Retail Consumer Marketing CC, Merhold Holding Trust in respect of SGRP Meridian (Proprietary) Limited, dated as of June 25, 2004, respecting the Corporation’s subsidiary in South Africa (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.26

Joint Venture Agreement dated as of July 21, 2003, by and between CEO Produksiyon Tanitim ve Arastirma Hizmetleri Ltd Sti and SPAR Group International, Inc., respecting the Corporation’s subsidiary in Turkey (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.27

Joint Venture Agreement dated as of May 1, 2001, by and between Paltac Corporation and SPAR Group, Inc., respecting the Corporation’s subsidiary in Japan (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.28

Agreement on Amendment dated as of August 1, 2004, by and between SPAR Group, Inc. and SPAR FM Japan, Inc., respecting the Corporation’s subsidiary in Japan (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.29

Joint Venture Agreement dated as of January 26, 2005, by and between Best Mark Investments Holdings Ltd. and SPAR International Ltd., respecting the Corporation’s subsidiary in China (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.30

Joint Venture Agreement dated as of December 14, 2004, by and between Field Insights S.R.L. and SPAR Group International, Inc., respecting the Corporation’s subsidiary in Romania (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.31

Joint Venture Agreement dated as of September 26, 2006 by and between UAB Rinkos skatinimo sistemo and SPAR Group International, Inc., respecting the Corporation’s subsidiary in Lithuania (incorporated by reference to SGRP’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.32

Joint Venture Agreement dated as of March 29, 2006 by and between FACE AND COSMETIC TRADING SERVICES PTY LIMITED and SPAR International, Ltd., respecting the Corporation’s subsidiary in Australia (incorporated by reference to SGRP’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.33

Stock Purchase and Sale Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to SGRP’s Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002).

10.34

Revolving Credit, Guaranty and Security Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to SGRP’s Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002).

10.35

Term Loan, Guaranty and Security Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to SGRP’s Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002).

10.36

Promissory Note in the principal amount of $764,271.00 by STIMULYS, Inc., in favor of SPAR Incentive Marketing, Inc., dated as of September 10, 2004 (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.37

Payoff and Release Letter by and between STIMULYS, Inc., and SPAR Incentive Marketing, Inc., dated as of September 10, 2004 (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.38

Sales Proceeds Agreement by and between STIMULYS, Inc. and SPAR Incentive Marketing, Inc., dated as of September 10, 2004 (incorporated by reference to SGRP's Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.39

Third Amended and Restated Revolving Credit and Security Agreement by and among Whitehall Business Credit Corporation (the "Lender") with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., SPAR Group International, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and Pivotal Sales Company (collectively, the "Existing Borrowers"), dated as of January 24, 2003 (incorporated by reference to SGRP's Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.40

Waiver And Amendment No. 3 To Third Amended And Restated Revolving Credit And Security Agreement entered into as of March 26, 2004 (incorporated by reference to SGRP’s report on Form 8-K, as filed with the SEC on May 26, 2004).

10.41

Joinder, Waiver And Amendment No. 4 To Third Amended And Restated Revolving Credit And Security Agreement entered into as of May 17, 2004 (incorporated by reference to SGRP’s report on Form 8-K, as filed with the SEC on May 26, 2004).

10.42

Waiver and Amendment to Third Amended and Restated Revolving Credit and Security Agreement by and among the Lender and the Borrowers dated as of January 2004 (incorporated by reference to SGRP’s report on Form 10-K/A for the year ended December 31, 2003, as filed with the SEC on June 28, 2004).

10.43

Waiver and Amendment No. 5 to Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 20, 2004 (incorporated by reference to SGRP’s quarterly report of the quarter ended June 30, 2004, as filed with the SEC on August 23, 2004).

10.44

Waiver and Amendment No. 6 to Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of November 12, 2004 (incorporated by reference to SGRP’s quarterly report for the quarter ended September 30, 2004, as filed with the SEC on November 17, 2004).

10.45

Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of March 31, 2004 (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.46

Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of March 31, 2005 (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.47

Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of May 11, 2005 (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.48

Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 10, 2005, with respect to the fiscal quarter ended June 30, 2005 (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 15, 2005).

10.49

Waiver to the Third Amended and Restated Revolving Credit and Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of November 10, 2005, with respect to the fiscal quarter ended September 30, 2005 (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005).

10.50

Amendment No. 7 to the Third Amended and Restated Revolving Credit and Security Agreement dated as of January 18, 2006, by and among, SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., the Registrant, SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services, Inc., PIA Merchandising Co., Inc., Pacific Indoor Display, Inc., Pivotal Sales Company, SPAR All Store Marketing Services, Inc., and SPAR Bert Fife, Inc., each as a "Borrower" and collectively as the "Borrowers" thereunder, and Webster Business Credit Corporation (formerly known as Whitehall Business Credit Corporation), as the "Lender" thereunder (incorporated by reference to SGRP's report on the Form 8-K, as filed with the SEC on January 26, 2006).

10.51

Consent, Joinder, Release and Amendment Agreement dated as of October 31, 2003, by and among the Lender, the Existing Borrowers and SPAR All Store Marketing, Inc., as a Borrower (incorporated by reference to SGRP’s Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 31, 2004).

10.52

Waiver And Amendment No. 8 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of March 28, 2007 with respect to the fiscal year ended December 31, 2006 (incorporated by reference to SGRP’s annual report on Form 10-K for year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.53

Waiver And Amendment No. 9 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of May 18, 2007 with respect to the fiscal year ended December 31, 2006 (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.54

Limited Guaranty of Robert G. Brown in favor of Webster Business Credit Corporation, dated as of May 18, 2007 (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.55

Limited Guaranty of William H. Bartels in favor of Webster Business Credit Corporation, dated as of May 18, 2007 (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.56

Waiver And Amendment No. 10 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 1, 2007 with respect to the fiscal quarter ended June 30, 2007 (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 20, 2007).

10.57

Waiver And Amendment No. 11 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of November 16, 2007 with respect to the fiscal year ended December 31, 2006 (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 19, 2007).

10.58

Waiver And Amendment No. 12 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of February 12, 2008, with respect to the fiscal year ended December 31, 2007 (incorporated by reference to SGRP's annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2008).

10.59

Waiver And Amendment No. 13 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of August 14, 2008, with respect to the fiscal quarter ended June 30, 2008 (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 14, 2008).

10.60

Amendment No. 14 To Third Amended And Restated Revolving Credit And Security Agreement among Webster Business Credit Corporation, SPAR Group, Inc., and certain of its subsidiaries dated as of January 23, 2009, as filed herewith.

10.61

Confirmation of Credit Facilities Letter by Royal Bank of Canada in favor of SPAR Canada Company dated as of October 17, 2006 (incorporated by reference to SGRP’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.62

General Security Agreement by SPAR Canada Company in favor of Royal Bank of Canada dated as of October 20, 2006 (incorporated by reference to SGRP’s annual report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.63

Waiver Letter and Amendment by and between Royal Bank of Canada Company, dated as of March 31, 2008 (incorporated by reference to SGRP's annual report on Form 10-K , as filed with the SEC on March 31, 2008).

10.64

Debtor Finance Agreement dated as of May 24, 2006 by and among Bendingo Bank Limited ACN and Sparfacts Pty Ltd. together with Bendingo Bank Limited ACN Standard Terms and Conditions (incorporated by reference to SGRP’s quarterly report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 15, 2008).

14.1	Code of Ethical Conduct for the Directors, Senior Executives and Employees, of SPAR Group, Inc., dated May 1, 2004 (incorporated by reference to SGRP’s Form 8-K, as filed with the SEC on May 5, 2004).
14.2

Statement of Policy Regarding Personal Securities Transaction in Company Stock and Non-Public Information, as amended and restated on May 1, 2004 (incorporated by reference to SGRP’s Form 8-K, as filed with the SEC on May 5, 2004).

21.1	List of Subsidiaries.
23.1	Consent of Rehmann Robson.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By: /s/ Gary S. Raymond
Gary S. Raymond
Chief Executive Officer

Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Gary S. Raymond	Chief Executive Officer and Director
Gary S. Raymond
Date: April 15, 2009

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: April 15, 2009

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: April 15, 2009

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: April 15, 2009

/s/ Jerry B. Gilbert	Director
Jerry B. Gilbert
Date: April 15, 2009

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: April 15, 2009

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: April 15, 2009

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: April 15, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPAR Group, Inc. and Subsidiaries

Tarrytown, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for these years as listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of UAB SPAR RSS Baltic; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); or SPAR Solutions India Private Limited as of and for the years ended December 31, 2008 and 2007. These statements reflect total assets constituting 10% and 8% of consolidated total assets as of December 31, 2008 and 2007, respectively, and total revenues constituting 11% and 10% of total consolidated revenue for 2008 and 2007, respectively. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for UAB SPAR RSS Baltic; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); and SPAR Solutions India Private Limited for 2008, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors for 2008 and 2007, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule for those years, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ Rehmann Robson

Troy, Michigan

April 14, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors

SPAR Alan Pazarlama Hizmetleri Limited Sirketi

We have audited the accompanying balance sheet of Spar Alan Pazarlama Hizmetleri Limited Sirketi (the “Company”) as at December 31, 2008 and 2007, and the related statement of operations and stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the result of its operations for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Güreli Yeminli Mali Müşavirlik A.Ş.

Istanbul, Turkey

February 6, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPAR Solutions Merchandising Private Limited

New Delhi, India

The board of directors and stockholders of SPAR Solutions Merchandising Private Limited

We have audited the accompanying balance sheets of SPAR Solutions Merchandising Private Limited, a company incorporated under the laws of India, as of December 31, 2008 and 2007 and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPAR Solutions Merchandising Private Limited as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in United States.

/s/ Nagesh Behl & Co.

New Delhi, India

April 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

UAB “SPAR RRS BALTIC”

Vilnius, Lithuania

We have audited the accompanying balance sheet of UAB “SPAR RRS BALTIC” as of December 31, 2008 and 2007, and the related statements of income, stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAB “SPAR RRS BALTIC” as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UAB “Rezultatas”

Vilnius, Lithuania

February 17, 2009

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,685	$1,246
Accounts receivable, net	13,110	13,748
Prepaid expenses and other current assets	1,446	975
Total current assets	16,241	15,969
Property and equipment, net	1,803	1,528
Goodwill	798	798
Other assets	1,806	1,648
Total assets	$20,648	$19,943
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,491	$3,631
Accrued expenses and other current liabilities	4,911	3,981
Accrued expenses due to affiliates	1,398	2,107
Customer deposits	582	580
Lines of credit	5,494	6,119
Total current liabilities	16,876	16,418
Minority interest and other long-term liabilities	593	975
Total liabilities	17,469	17,393
Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 3,000,000
Issued and outstanding shares-	6	—
554,402 – December 31, 2008
Common stock, $.01 par value:
Authorized shares - 47,000,000
Issued and outstanding shares -
19,139,365 – December 31, 2008
19,089,177 – December 31, 2007	191	191
Treasury stock	(1)	(1)
Accumulated other comprehensive loss	(361)	(43)
Additional paid-in capital	12,821	11,982
Accumulated deficit	(9,477)	(9,579)
Total stockholders’ equity	3,179	2,550
Total liabilities and stockholders’ equity	$20,648	$19,943

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007
Net revenues	$69,611	$60,716
Cost of revenues	48,688	41,468
Gross profit	20,923	19,248
Selling, general and administrative expenses	18,514	20,466
Depreciation and amortization	939	768
Operating income (loss)	1,470	(1,986)
Interest expense	328	315
Other expense	671	39
Income (loss) before provision for income taxes and	471	(2,340)
minority interest
Provision for income taxes	532	157
Loss before minority interest	(61)	(2,497)
Minority interest	(163)	47
Net income (loss)	$102	$(2,544)
Basic/diluted net income (loss) per common share:
Net income (loss) - basic/diluted	$0.01	$(0.13)
Weighted average common shares – basic	19,130	19,011
Weighted average common shares – diluted	19,315	19,011

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock					Accumulated Other	Total Stock-
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Gain	holders’ Equity
Balance at January 1, 2007			18,934	$ 189	$ (1)	$ 11,484	$ (7,035)	$ (109)	$ 4,528

Stock options exercised and employee stock purchase plan purchases			155	2	–	199	–	–	201
Issuance of stock options to
non-employees for services			–	–	–	18	–	–	18
Issuance of stock options to
employees for services			–	–	–	281	–	–	281
Comprehensive loss:
Foreign currency translation loss			–	–	–	–	–	66	66
Net loss			–	–	–	–	(2,544)	–	(2,544)
Comprehensive loss									(2,478)
Balance at December 31, 2007	–	–	19,089	$ 191	$ (1)	$ 11,982	$ (9,579)	$ (43)	$ 2,550

Preferred Stock Issued	554	$ 6	–	–	–	–	–	–	6
Stock options exercised and employee stock purchase			–	–	–	494	–	–	494
plan purchases			50	–	–	41	–	–	41
Issuance of stock options to
non-employees for services			–	–	–	71	–	–	71
Issuance of stock options to
employees for services			–	–	–	233	–	–	233
Comprehensive loss:
Foreign currency translation gain			–	–	–	–	–	(318)	(318)
Net Income			–	–	–	–	102	–	102
Comprehensive loss									(216)
Balance at December 31, 2008	554	$ 6	19,139	$ 191	$ (1)	$ 12,821	$ (9,477)	$ (361)	$ 3,179

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007
Operating activities
Net income (loss)	$102	$(2,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Minority interest in (loss) earnings of subsidiaries	(188)	178
Depreciation	939	768
Issuance of stock options for service	305	299
Changes in operating assets and liabilities:
Accounts receivable	638	(766)
Prepaid expenses and other assets	(629)	(375)
Accounts payable, accrued expenses, other current liabilities and customer deposits	1,791	2,097
Accrued expenses due to affiliates	(709)	355
Net cash provided by operating activities	2,249	12
Investing activities
Purchases of property and equipment	(1,214)	(814)

Financing activities
Net (payments) borrowings on lines of credit	(626)	801
Other long-term liabilities	(194)	(168)
Issuance of Preferred Stock	500	—
Proceeds from employee stock purchase plan and exercised options	41	201
Net cash (used in) provided by financing activities	(279)	834
Translation (loss) gain	(317)	66

Net change in cash and cash equivalents	439	98
Cash and cash equivalents at beginning of year	1,246	1,148
Cash and cash equivalents at end of year	$1,685	$1,246
Supplemental disclosure of cash flows information
Interest paid	$268	$238
Income taxes paid	$156	$131
Property and equipment financed by capital leases	$135	$581

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

Today the Company operates in 13 countries whose population represents approximately 48% of the total world population. The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, Radio Frequency Identification (“RFID”) services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and through its subsidiaries, the Company currently provides similar merchandising, marketing services and in-store event staffing in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia, and New Zealand. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

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

Merchandising services primarily consist of regularly scheduled dedicated routed services and special projects provided at the store level for a specific retailer or single or multiple manufacturers primarily under single or multi-year contracts or agreements. Services also include stand-alone large-scale implementations. These services may include sales enhancing activities such as ensuring that client products authorized for distribution are in stock and on the shelf, adding new products that are approved for distribution but not presently on the shelf, setting category shelves in accordance with approved store schematics, ensuring that shelf tags are in place, checking for the overall salability of client products and setting new and promotional items and placing and/or removing point of purchase and other related media advertising. Specific in-store services can be initiated by retailers or manufacturers, and include new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. The Company also provides RFID services, technology services and marketing research services.

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

Due to the royalty agreements between the Company and its 50% owned Japanese and Chinese subsidiaries, the Company has determined that in accordance with FIN 46(R) it is the primary beneficiary of these subsidiaries, and has consolidated their financial results for 2008, and 2007 in accordance with the provisions of FIN 46(R).

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Doubtful Accounts and Credit Risks

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $292,000 and $163,000 at December 31, 2008 and 2007, respectively. Bad debt expenses (recovery) were $284,000 and $(164,000) in 2008, and 2007, respectively.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method.

Capital Lease Obligations

In 2007, the Company capitalized certain equipment leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the leases. The equipment has a cost of $582,000, accumulated depreciation of $330,000 and a net book value of $252,000 at December 31, 2008.

Annual future minimum lease payments required under the leases, together with their present value as of December 31, 2008 are as follows (in thousands):

Year Ending December 31:	Amount

2009	$223
2010	102
325
Less amount representing interest	28
Present value of net minimum lease payments	297
Less current portion included with other current liabilities	198
Long-term portion included with other long-term liabilities	$99

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

The Company capitalized $448,000 and $328,000 of costs related to software developed for internal use in 2008, and 2007, respectively, and recognized approximately $333,000 and $292,000 of amortization of capitalized software for 2008 and 2007, respectively.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments

The Company’s balance sheets include the following financial instruments: accounts receivable, accounts payable and lines of credit. The Company considers the carrying amounts of current assets and liabilities in the financial statements to approximate the fair value for these financial instruments, because of the relatively short period of time between origination of the instruments and their expected realization or payment. The carrying amount of the lines of credit approximates fair value because the obligations bear interest at a floating market rate of interest.

Excess Cash

The Company’s domestic cash balances are generally utilized to pay its bank line of credit. International cash balances are maintained in liquid cash accounts and are utilized to fund daily operations.

Major Customers - Domestic

One customer accounted for 11% and 6% of the Company’s net revenues for 2008 and 2007, respectively. This customer accounted for approximately 4% and 7% of the Company’s accounts receivable at December 31, 2008, and 2007, respectively.

A second customer accounted for 7% of the Company’s net revenues for both 2008 and 2007. This customer accounted for approximately 3% of the Company’s accounts receivable at December 31, 2008, and 2007.

In addition, approximately 5% and 7% of the Company’s net revenues for 2008 and 2007, respectively, resulted from merchandising and marketing services performed for manufacturers and others in stores operated by a leading mass merchandising chain in the United States. These customers accounted for approximately 4% and 5% of the Company’s accounts receivable at December 31, 2008, and 2007, respectively.

Also, approximately 9% and 14% of the Company’s net revenues for the years ended December 31, 2008, and 2007, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by Circuit City Stores, Inc. (“Circuit City”), which until recently was a leading electronics chain in the United States. Services performed for those clients in Circuit City also accounted for 7% and 10% of the Company’s accounts receivable at December 31, 2008, and 2007, respectively. Circuit City closed a number of stores in 2008 and filed for protection under the U.S. Bankruptcy Code on November 10, 2008. On January 17, 2009, Circuit City began the complete liquidation of all of its inventory. Its liquidation sales are scheduled to continue through March 31, 2009, following which it is currently scheduled to close all of its stores. At December 31, 2008, Circuit City owed the Company approximately $245,000 in unpaid (pre-bankruptcy) receivables.

Foreign Currency Rate Fluctuations

The Company has foreign currency exposure associated with its international subsidiaries. In both 2008 and 2007, these exposures are primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At December 31, 2008, international assets totaled $9.8 million and international liabilities totaled $8.7 million. For 2008, international revenues totaled $38.8 million and the Company’s share of the net loss was approximately $112,000.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At December 31, 2008, the Company’s outstanding debt totaled $5.5 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.3%	$3,939
International	2.3% - 9.5%	1,555
		$5,494
(1)	Per annum interest at December 31, 2008
(2)	Based on exchange rate at December 31, 2008

Based on 2008 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows by approximately $55,000.

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

Stock-Based Compensation

As of January 1, 2006, SFAS No. 123(R) became effective and applicable to the Company’s accounting for its employee options. Under SFAS No. 123(R), compensation expense is recognized in the Company’s financial statements when employee stock options are granted. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 142% and 133% for 2008, and 2007, respectively; risk-free interest rate of 2.25% and 4.04% for 2008, and 2007, respectively; and expected lives of six years.

Share-based compensation expense related to employee stock option grants totaled approximately $233,000 and $281,000 for 2008 and 2007, respectively. The impact on basic earnings per share was approximately $0.01 for both the twelve months ended December 31, 2008, and 2007, respectively.

As of December 31, 2008, the Company had $433,251 of unrecognized expense related to unvested share based compensation which will be recognized ratably as compensation cost over the vesting period form January 2008 through December 2012.

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

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS142”), in the first quarter of 2002. Therefore, goodwill is no longer amortized, but is subject to annual impairment tests in accordance with that Statement. At December 31, 2008 and 2007, the Company performed the required impairment test discussed in SFAS 142. The Company calculated the fair value of each business unit for which goodwill was recorded to determine if there was an impairment. The fair value of each unit was based upon the estimate of the discounted cash flow generated by the respective business unit. As a result of these calculations, it was determined that there was no impairment to the goodwill associated with the acquisition of its in-store demonstration business and therefore no impairment charge was recorded for 2008 or 2007. The goodwill balance was $798,000 at December 31, 2008 and 2007, respectively.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations. There was no material impact from this statement on the Company’s financial condition and results of operations.

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

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations. The Company does not believe this statement will impact the Company’s financial condition or results of operations but may impact the format of the Company’s financial statements.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” which expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires additional disclosures regarding: (1) how and why a company uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (3) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. In addition, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of a company’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently assessing the potential impact, if any, that adoption of SFAS No. 161 may have in the Company’s financial statements.

In May 2008 the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. APB 14-1 will require that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company expects to adopt this statement on January 1, 2009.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

In June 2008 the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. The Company does not anticipate that the adoption of FSP No. EITF 03-6-1 will have an effect on our previously reported losses per share.

In June 2008 the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which requires that an instrument’s contingent exercise provisions be analyzed first. If this evaluation does not preclude consideration of an instrument as indexed to the company’s own stock, the instrument’s settlement provisions are then analyzed. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires reporting of a cumulative effect of a change in accounting principle to retained earnings for all instruments existing at the effective date to the balance of retained earnings. The Company currently does not anticipate adoption of EITF No. 07-5 will have a significant effect on our consolidated financial statements.

In December 2007 the FASB ratified EITF No. 07-1, “Accounting for Collaborative Arrangements,” which requires revenue generated and costs incurred by the parties in a collaborative arrangement be reported in the appropriate line in each company’s financial statements pursuant to the guidance in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and not account for such arrangements using the equity method of accounting. EITF No. 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and the amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively (if practicable) to all prior periods presented for all collaborative arrangements existing at the effective date. The Company does not anticipate the adoption of EITF No. 07-1 will have a significant effect on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

3. Supplemental Balance Sheet Information

	December 31,
Accounts receivable, net, consists of the following (in thousands):	2008	2007

Trade	$9,895	$9,833
Unbilled	2,964	3,789
Non-trade	543	289
	13,402	13,911
Less:
Allowance for doubtful accounts	(292)	(163)
	$13,110	$13,748

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Supplemental Balance Sheet Information (continued)

	December 31,
Property and equipment consists of the following (in thousands):	2008	2007

Equipment	$7,423	$6,781
Furniture and fixtures	555	625
Leasehold improvements	245	245
Capitalized software development costs	2,278	1,837
	10,501	9,488
Less accumulated depreciation and amortization	8,698	7,960
	$1,803	$1,528

	December 31,
Other assets (in thousands):	2008	2007

Safeway settlement (inclusive of interest)	$1,612	$1,481
Other	194	167
	$1,806	$1,648

	December 31,
Accrued expenses and other current liabilities (in thousands):	2008	2007

Taxes payable	$1,061	$664
Accrued accounting and legal expenses	277	227
Accrued salaries payable	622	1,304
Other	2,951	1,786
	$4,911	$3,981

4. Lines of Credit

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit maturing on January 23, 2009. In March 2007 the credit facility was further amended to, among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by .25% beginning March 28, 2007. In May 2007 the credit facility was amended to provide for an availability reserve of $500,000. In August 2007 the credit facility was further amended to reduce the availability reserve to $250,000 until November 30, 2007. On November 16, 2007 Webster amended the credit facility to extend the availability reserve of $250,000 indefinitely and to reduce the revolving line of credit from $7.0 to $5.0 million. In February 2008, the Credit Facility was amended to establish monthly EBITDA covenants until September 30, 2008, and to set a Fixed Charge Coverage Ratio covenant for the year ended December 31, 2008. In January 2009 the Credit Facility was amended to extend the agreement until March 15, 2009, adjust the interest rate to the greater of 5%, the Alternative Base Rate or 30 day LIBOR plus 2.75% and to increase the limit on the capital expenditures to $1.3 million. In March 2009, the Credit Facility was further amended to extend the maturity until March 15, 2010, extend the monthly Fixed Charge Coverage Ratio covenant until March 15, 2010 and reset the limit on capital expenditures to $800,000.

Borrowings are based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable less certain reserves). The Credit Facility is secured by all of the assets of the Company’s domestic subsidiaries. The Credit Facility also limits certain expenditures, including, but not limited to, capital expenditures and other investments.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Lines of Credit (continued)

In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Credit Facility totaling $1.0 million.

The basic interest rate under the Credit Facility is the greater of 5%, Webster’s “Alternative Base Rate” plus 1.0% per annum (a total of 5.1% per annum at December 31, 2008), which automatically changes with each change made by Webster in such Alternative Base Rate, or LIBOR plus 2.75%. The actual average interest rate under the Credit Facility was 4.3% per annum for the twelve months ended December 31, 2008. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were $3.9 million and $4.9 million at December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had unused availability under the Credit Facility of $84,000 out of the remaining maximum $1.1 million unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at December 31, 2008 and 2007, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

At December 31, 2008, the Company was not in violation of its covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $1.1 million (based upon the exchange rate at December 31, 2008). There were no outstanding balances under the line of credit agreements at December 31, 2008. The outstanding balance at December 31, 2007 was approximately 90 million Yen, or approximately $802,000 (based upon the exchange rate at that date). In addition, the Japanese subsidiary had cash balances totaling 105 million Yen, or approximately $1.2 million (based upon the exchange rate at December 31, 2008) and 137 million Yen, or approximately $1.2 million (based upon the exchange rate at December 31, 2007) at December 31, 2008 and 2007, respectively. The average interest rate was 2.3% per annum for 2008.

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.4 million (based upon the exchange rate at December 31, 2008). At December 31, 2008, SPARFACTS Australia Pty. Ltd. had $1.4 million (Australian), or approximately $1.0 million, outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 9.5% per annum for the twelve months ended December 31, 2008.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $613,725 (based upon the exchange rate at December 31, 2008). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant. On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). At December 31, 2008, SPAR Canada Company had $691,000 (Canadian), or approximately $565,000, outstanding under the line of credit (based upon the exchange rate at December 31, 2008). The average interest rate was 4.5% per annum for the twelve months ended December 31, 2008.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Income Taxes

The provision for income tax expense is summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007
Current	$532	$157
Deferred	—	—
	$532	$157

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2008	2007
Provision (benefit) for income taxes at federal statutory rate, net of foreign tax	$35	$(751)
State income taxes, net of federal benefit	3	(115)
Permanent differences	28	33
Change in valuation allowance	(39)	880
International tax provisions	302	107
International tax exam provision	400	—
FIN 48 Adjustment	(224)	—
Other	27	3
Provision for income taxes	$532	$157

Deferred taxes consist of the following (in thousands):	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$7,376	$7,490
Deferred revenue	59	45
SIM reserve against loan commitment	147	147
Allowance for doubtful accounts and other receivable	93	39
Share-based compensation expense	318	226
Depreciation	26	—
Accrued expenses	5	11
Other	—	27
Valuation allowance	(7,199)	(7,238)
Total deferred tax assets	825	747

Deferred tax liabilities:
Goodwill	81	61
Litigation receivables	496	496
Capitalized software development costs	248	190
Total deferred tax liabilities	825	747
Net deferred tax assets	$—	$—

At December 31, 2008, the Company has net operating loss carryforwards (NOLs) of $6.3 million, related to the PIA Acquisition available to reduce future federal taxable income.  Section 382 of the Internal Revenue Code restricts the annual utilization

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Income Taxes (continued)

of the NOLs incurred prior to a change in ownership. Such a change in ownership had occurred in 1999. The Company may utilize $657,500 of the PIA NOLs per year through the year 2018.

In addition, the Company incurred NOLs related to its prior year losses totalling $ 13.2 million of which:

$1.1 expires in 2023,
$5.2 expires in 2024,
$3.6 expires in 2026,
$2.9 expires in 2027, and
$0.4 expires in 2028.

As a result of losses, a challenging market and the lack of certainty of continued profitability in 2009, the Company has established a valuation allowance of approximately $7.2 million against deferred tax assets at December 31, 2008.

The Company does not provide currently for U.S. income taxes on the undistributed earnings of its profitable foreign subsidiaries since, at the present time, management expects any earnings to be reinvested in the foreign subsidiaries and not distributed. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes, which could potentially be offset by foreign tax credits. Distribution of those earnings can also subject the Company to related withholding taxes payable to various non-U.S. jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations.

The Japanese tax authority examined the Company tax returns for the period from September 30, 2001 through December 31, 2007. As a result, the tax authority disallowed the utilization of tax loss carryforwards for the three-month period ended December 31, 2006, and for the years ended September 30, 2005 and 2004. The Company filed amended tax returns for 2006, 2005, 2004 periods, which increased the international tax provision by $400,000.

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

The Company adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized an increase of approximately $145,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2008	2007
Beginning Balance	$339	$431
Additions for tax positions of prior years	6	53
Reductions for tax positions of prior years	(230)	(145)
Ending Balance	$115	$339

FIN 48 requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Income Taxes (continued)

recognized in the financial statements. The Company’s policy is to record this interest and penalties as additional tax expense.

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

In management’s view, the Company’s tax reserves at December 31, 2008, totaling $115,000 for potential domestic state tax liabilities were sufficient to meet the requirements of FIN 48. The Company has evaluated the tax liabilities of its internal subsidiaries and does not believe a FIN 48 reserve is necessary at this time.

Details of the Company’s FIN 48 reserves at December 31, 2008, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$73	$29	$13	$115
Federal	—	—	—	—
International	—	—	—	—
Total FIN 48 Reserve	$73	$29	$13	$115

6. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $417,000 and $472,000 for 2008, and 2007, respectively. At December 31, 2008, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

Year	Amount
2009	$607
2010	507
2011	442
2012	215
2013	36
Total	$1,807

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

6. Commitments and Contingencies (continued)

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

The Company’s treasury stock balances have remained unchanged at a quantity of 254 shares at a value of $1,212 for the years 2008, and 2007.

8. Employee Benefits

Stock Purchase Plans

The Company has Employee and Consultant Stock Purchase Plans (the “SP Plans”). The SP Plans allow employees and consultants of the Company to purchase common stock without having to pay any commissions on the purchases. On August 8, 2002, the Company’s Board of Directors approved a 15% discount for employee purchases and recommended that its affiliates (see Note 9 - Related-Party Transactions) approve a 15% cash bonus for affiliate consultant purchases. The maximum amount that any employee or consultant can contribute to the SP Plans per quarter is $6,250, and the total number of shares reserved by the Company for purchase under the SP Plans is 500,000.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Employee Benefits (continued)

Shares purchased by employees and consultants under the SP Plans were 6,961 and 34,994 for 2008, and 2007, respectively. As of December 31, 2008, there were 322,907 shares remain outstanding under the SP plan.

The Company’s expense resulting from the 15% discount offered to employees and consultants was immaterial for all years presented.

Retirement/Pension Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. Employer contributions were approximately $51,000 and $66,000 for 2008, and 2007, respectively.

9. Related-Party Transactions

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR Infotech, Inc. (“SIT”).

SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists field force and approximately 91% of the Company’s domestic field management at a total cost of approximately $17.5 million and $18.0 million for 2008 and 2007, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended (the “Field Services Agreement”), SMS provides merchandising services to the Company through the use of approximately 5,000 of its field force of merchandising specialists. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 50 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the “Plus Compensation”). SMS and the Company amended the Field Services Agreement effective as of September 24, 2008, pursuant to which SMS agreed to partially reduce the 2008 Plus Compensation by $500,000 through September 30, 2008 ($100,000 at March 31, 2008, and $400,000 at September 30, 2008), all in order to (among other things) facilitate operation of SMF’s business. In return, the First Amendment amended the Field Agreement to provide that the Company will pay an early termination fee of $300,000 to SMS in the event the Company terminates or elects to not renew the Field Agreement prior to December 31, 2010. In December 2008, SMS agreed to reduce its Plus Compensation by an additional $400,000 in 2008. The total Plus Compensation (4% of the costs of SMS and SMSI) earned by SMS and SMSI for services rendered were zero (reflecting such Plus Compensation cost reductions) and $690,000 for 2008 and 2007, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations, Messrs. Brown and Bartels benefit from any income of such companies allocated to them.

SIT provided substantially all of the Internet computer programming services to the Company at a total cost of approximately $728,000 and $606,000 for 2008, and 2007, respectively. SIT provided approximately 25,000 and 18,000 hours of Internet computer programming services to the Company for 2008, and 2007, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $28.93 and $33.49 for 2008, and 2007, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT since 2005. However, since SIT is a “Subchapter S” corporation, Messrs. Brown and Bartels benefit from any income realized by SIT.

In November 2004 and January 2005, the Company entered into separate operating lease agreements between SMS and the Company’s wholly owned subsidiaries, SPAR Marketing Force, Inc. (“SMF”) and SPAR Canada Company (“SPAR Canada”). In May 2005, the Company and SMS amended the lease agreements reducing the total monthly payment.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Related-Party Transactions (continued)

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

By March 31, 2008, all of the operating leases noted above had expired. Both SMF and SPAR Canada elected to notify SMS of their intention to continue to lease the equipment for an additional twelve month period. On September 24, 2008, SMS entered into a Bill of Sale and Lease Termination agreement with SMF and SPAR Canada, pursuant to which the parties terminated those leases and SMF purchased from SMS the equipment SMF leased under its existing equipment lease pursuant to its option thereunder and the equipment SPAR Canada leased under its existing equipment lease (with SPAR Canada’s consent), for a total purchase price of $500,000 (the fair market value of the hand held computer units so purchased). SGRP’s Audit Committee and Board of Directors each reviewed and approved this affiliated transaction, including (without limitation) the terms of the Bill of Sale and the affiliated relationship of the parties.

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

The following transactions occurred between the Company and the above affiliates (in thousands):

	Year Ended December 31,
	2008	2007
Services provided by affiliates:
Independent contractor services (SMS)	$13,760	$13,713

Field management services (SMSI)	$3,314	$4,238

Handheld computer leases (SMS)	$7	$256

Internet and software program consulting services (SIT)	$728	$606

Accrued expenses due to affiliates (in thousands):	December 31,
	2008	2007
Total accrued expenses due to affiliates	$1,398	$2,107

In addition to the above, through the services of Affinity Insurance, Ltd., the Company purchased insurance coverage for its casualty and property insurance risk for approximately $1.1 million for each of the years 2008 and 2007. The Company’s Chairman and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

10. Stock Options

SGRP currently has five stock option plans: the 2008 Stock Compensation Plan (“2008 Plan”), the 2000 Stock Option Plan (“2000 Plan”), the Special Purpose Stock Option Plan (“Special Purpose Plan”), the Amended and Restated 1995 Stock Option Plan (“1995 Plan”) and the Directors Plan.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Stock Options (continued)

On May 29, 2008, SGRP’s stockholders approved and adopted the 2008 Plan as the successor to the 2000 Plan, the 1995 Plan and the Director’s Plan with respect to all new options issued. The 2008 Plan provides for the granting of either incentive or nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards to specified employees, consultants, and directors of the Company, although to date SGRP has not issued any permissible form of award other than stock options. Pursuant to the 2008 Plan, no more than 5,600,000 shares of SGRP’s common stock in the aggregate (“Maximum Covered Shares”) may be covered by options or other awards issued from time to time under the 2008 Plan on or after May 29, 2009 (“New Awards”), or to the extent still outstanding on May 29, 2008, issued at any time under the 2000 Plan or 1995 Plan (“Continuing Awards”). Shares covered by New Awards or Continuing Awards that expire, lapse, terminate, are forfeited, become void or otherwise cease to exist (other than as a result of exercise) are added back to the Maximum Covered Shares and become available for new grants, while those shares covered by exercised New Awards or Continuing Awards are not added back and accordingly effectively reduce the Maximum Covered Shares under the 2008 Plan. The options have a maximum term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders (whose terms are limited to a maximum of five years), and SGRP has generally issued options having maximum terms. During 2008, options to purchase 334,100 shares of SGRP common stock were granted and no options were exercised or cancelled under this plan in 2008. At December 31, 2008, 3,354,551 shares of SGRP common stock remain available under the 2008 Plan for granting options and other stock based awards.

On December 4, 2000, SGRP adopted the 2000 Plan as the successor to the 1995 Plan and the Director’s Plan with respect to all new options issued. The 2000 Plan provides for the granting of either incentive or nonqualified stock options to specified employees, consultants, and directors of the Company for the purchase of up to 3,600,000 (less those options still outstanding under the 1995 Plan or exercised after December 4, 2000 under the 1995 Plan). The options generally had a term of ten years, except that incentive stock options granted to greater than 10% stockholders generally had five year terms. The exercise price of nonqualified stock options must be equal to at least 85% of the fair market value of SGRP’s common stock at the date of grant (although typically the options are issued at 100% of the fair market value), and the exercise price of incentive stock options must be equal to at least the fair market value of SGRP’s common stock at the date of grant. During 2008 options to purchase 52,688 shares of common stock were exercised and options to purchase 327,191 shares of common stock were cancelled under this plan. The 2000 Plan was superseded by the 2008 Plan with respect to all new options issued on or after May 29, 2008.

On July 8, 1999, in connection with the merger, SGRP established the Special Purpose Plan of PIA Merchandising Services, Inc. to provide for the issuance of substitute options to the holders of outstanding options granted by SPAR Acquisition, Inc. There were options to purchase 134,114 shares granted at $0.01 per share under this plan. Since July 8, 1999, SGRP has not granted any new options under this plan. During 2008, 1,000 options to purchase shares of the Company’s common stock were exercised under this plan. At December 31, 2008, there are no options to purchase shares of SGRP’s common stock remain outstanding under this plan.

The 1995 Plan provided for the granting of either incentive or nonqualified stock options to specific employees, consultants, and directors of the Company for the purchase of up to 3,500,000 shares of SGRP’s common stock. The options had a term of ten years from the date of issuance, except in the case of incentive stock options granted to greater than 10% stockholders for which the term was five years. During 2008, 2,375 options to purchase shares of SGRP’s common stock were cancelled. At December 31, 2008, options to purchase 11,000 shares of the Company’s common stock remain outstanding under this plan. The 1995 Plan was superseded by the 2008 Plan and the 2000 Plan with respect to all new options issued.

The Director’s Plan was a stock option plan for non-employee directors and provided for the purchase of up to 120,000 shares of SGRP’s common stock. Since 2000, SGRP has not granted any new options under this plan. During 2008, no options to purchase shares of SGRP’s common stock were exercised under this plan. At December 31, 2008, there are no options to purchase shares of SGRP’s common stock that remain outstanding under this plan. The Director’s Plan has been replaced by the 2008 Plan and the 2000 Plan with respect to all new options issued.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Stock Options (continued)

The following table summarizes stock option activity under SGRP’s plans:

	Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2007	2,236,159	$1.35
2007
Granted	449,250	$0.92
Exercised	(154,995)	1.30
Canceled or expired	(235,811)	1.44
Options outstanding, December 31, 2007	2,294,603	$1.26

2008
Granted	334,100	$0.96
Exercised	(53,688)	0.77
Canceled or expired	(329,566)	1.36
Options outstanding, December 31, 2008	2,245,499	$1.21
Option price range at December 31, 2008	$0.01 to $5.27

	2008	2007
Grant Date weighted average fair value of
options granted during the year	$ 0.96	$ 0.92

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
Less than $1.00	855,101	7.8 years	$0.86	406,233	$0.85
$1.01 - $2.00	1,239,543	5.9 years	1.26	902,379	1.29
$2.01 - $4.00	129,305	4.9 years	2.47	129,305	2.47
Greater than $4.00	21,500	4.3 years	5.07	21,500	5.07
Total	2,245,449			1,459,417

The Company recorded expenses of approximately $71,000 and $18,000 for 2008 and 2007, respectively, under the provision of SFAS No. 123 dealing with stock option grants to non-employees for stock option grants that were awarded to the employees of the Company’s affiliates. The Company determines the fair value of the options granted to non-employees using the Black-Scholes valuation model and expenses that value over the service period. Until an option is vested, the fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant. As of December 31, 2008, the Company had $75,245 of unrecognized expense related to non-employees which will be recognized ratably as compensation cost over the vesting period from January 2009 through December 2018.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Geographic Data

A summary of the Company’s net revenue, operating income (loss) and long lived assets by geographic area as of and for  the year ended December 31, is as follows (in thousands):

Net revenue:	2008	2007
United States	$30,803	$29,415
International	38,808	31,301
Total net revenue	$69,611	$60,716

	2008	2007
Operating income (loss):
United States	$879	$(1,434)
International	591	(552)
Total operating income (loss)	$1,470	$(1,986)

Long lived assets:	2008	2007
United States	$4,070	$3,706
International	337	268

Total long lived assets	$4,407	$3,974

International revenues disclosed above were based upon revenues reported by the Company’s nine international subsidiaries. The Japanese subsidiary contributed 16% of the consolidated net revenue of the Company for both 2008 and 2007. The Canadian subsidiary contributed 10% and 8% of the consolidated net revenue of the Company in 2008 and 2007, respectively. The Australian subsidiary contributed 12% and 13% to the consolidated net revenue of the Company for 2008 and 2007, respectively. Each of the remaining foreign subsidiaries contributed less than 7% to the consolidated net revenue for 2008 and 2007.

12. Net Income (Loss) Per Share

The following table sets forth the computations of basic and diluted net (loss) income per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007
Numerator:
Net income (loss)	$102	$(2,544)

Denominator:
Shares used in basic net income (loss) per share calculation	19,130	19,011
Effect of diluted securities:
Employee stock options	185	—
Shares used in diluted net income (loss) per share calculations	19,315	19,011

Basic and diluted net income (loss) per common share:	$0.01	$(0.13)

The computation of dilutive loss per share for 2007 excluded anti-dilutive stock options to purchase approximately 185,000 shares as of December 31, 2007.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Subsequent Events

In May of 2001 the Company invested approximately $90,000 in the start-up of its first foreign subsidiary located in Japan. The Company has a 50% ownership in the Japan subsidiary and the local stockholder, since the inception of the foreign subsidiary in Japan, owns the remaining 50%.

Prior to the May 2008 Board meeting there had been discussions among various parties including the Company about buying or selling shares in the Company's Japan subsidiary. At the March 2009 SPAR Board meeting the board approved, in principal, a sale of its shares in the Japan subsidiary under terms and conditions to be negotiated.

The Company is currently assessing the impact on the Company’s 2009 operating results under the different alternatives that are available to it based on the existing joint venture agreement. The Japan subsidiary represented 16% of the total Company’s net revenues for both 2008 and 2007, and net loss of $222,000 and $22,000, before minority interest in 2008 and 2007, respectively

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$163	284	155	$292

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$400	(164)	73	$163

(1)	Uncollectible accounts written off, net of recoveries