Form 10-Q
period 2009-03-31
SPAR GROUP INC
filed 2009-05-15
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes	☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

On March 31, 2009, there were 19,139,365 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1. Financial Statements

SPAR Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,366	$1,685
Accounts receivable, net	12,504	13,110
Prepaid expenses and other current assets	822	1,446
Total current assets	14,692	16,241

Property and equipment, net	1,727	1,803
Goodwill	798	798
Other assets	1,829	1,806
Total assets	$19,046	$20,648

Liabilities and equity
Current liabilities:
Accounts payable	$5,206	$4,491
Accrued expenses and other current liabilities	4,548	4,911
Accrued expenses due to affiliates	1,207	1,398
Customer deposits	490	582
Lines of credit	3,997	5,494
Total current liabilities	15,448	16,876

Long-term liabilities	45	105
Total liabilities	15,493	16,981

Commitments and contingencies (Note – 9)

Equity:
SPAR Group, Inc. Equity
Preferred stock, $.01 par value:
Authorized shares – 3,000,000 Issued and outstanding shares – 554,402 – March 31, 2009 554,402 – December 31, 2008	6	6
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued and outstanding shares – 19,139,365 – March 31, 2009 19,139,365 – December 31, 2008	191	191
Treasury stock	(1)	(1)
Additional paid-in capital	12,874	12,821
Accumulated other comprehensive loss	(367)	(361)
Accumulated deficit	(9,672)	(9,477)
Total SPAR Group, Inc. equity	3,031	3,179
Non-controlling interest	522	488
Total liabilities and equity	$19,046	$20,648

Note:

The Balance Sheet at December 31, 2008, is an excerpt from the audited financial statements at that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc.

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Net revenues	$15,171	$17,454
Cost of revenues	11,073	12,484
Gross profit	4,098	4,970

Selling, general and administrative expenses	3,968	4,658
Depreciation and amortization	262	208
Operating (loss) income	(132)	104

Interest expense	61	81
Other (income) expense	(187)	43
Loss before provision for income taxes	(6)	(20)

Provision for income taxes	149	164
Net loss	(155)	(184)

Less: Net income attributable to the non-controlling interest	40	66
Net loss attributable to SPAR Group, Inc.	$(195)	$(250)

Basic/diluted net loss per common share:

Net loss- basic and diluted	$(0.01)	$(0.01)

Weighted average common shares – basic and diluted	19,139	19,129

See accompanying notes.

SPAR Group, Inc.

Consolidated Statements of Cash Flows

(unaudited)(In thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net cash provided by operating activities	$1,430	$2,375

Investing activities
Purchases of property and equipment and capitalized software	(186)	(146)

Financing activities
Net payments on lines of credit	(1,497)	(1,064)
Other long-term liabilities	(60)	(33)
Proceeds from employee stock purchase plan and options exercised	—	34
Net cash used in financing activities	(1,557)	(1,063)

Translation loss	(6)	(3)

Net change in cash and cash equivalents	(319)	1,163
Cash and cash equivalents at beginning of period	1,685	1,246
Cash and cash equivalents at end of period	$1,366	$2,409

Supplemental disclosure of cash flows information
Interest paid	$120	$96
Taxes paid	$635	$4

The Company issued preferred stock in the first quarter of 2008. Upon issuance of the preferred shares the accrued expenses due to affiliates was reduced by $100,000.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, collectively, the “Company” or the “SPAR Group”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company’s Annual Report for 2008 on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2009, (the “Company’s Annual Report for 2008 on Form 10-K”). The Company’s results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.	Business and Organization

The Company is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, radio frequency identification (“RFID”) services, technology services and marketing research.

Today the Company operates in 13 countries whose population represents approximately 48% of the total world population. The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, RFID services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and through its subsidiaries, the Company currently provides similar merchandising, marketing services and in-store event staffing in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia and New Zealand.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:

Net loss	$(195)	$(250)

Denominator:
Shares used in basic net loss per share calculation	19,139	19,129

Effect of diluted securities:
Employee stock options	—	—

Shares used in diluted net loss per share calculation	19,139	19,129

Basic and diluted net loss per common share	$(0.01)	$(0.01)

4.	Lines of Credit

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit. In March 2007, the credit facility was amended to, among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by 0.25% beginning March 28, 2007. In May 2007, the credit facility was amended to provide for an availability reserve of $500,000. In August 2007, the credit facility was further amended to reduce the availability reserve to $250,000 until November 30, 2007. On November 16, 2007, Webster amended the credit facility to extend the availability reserve of $250,000 indefinitely and to reduce the revolving line of credit from $7.0 to $5.0 million. In February 2008, the Credit Facility was amended to establish monthly EBITDA covenants until September 30, 2008, and to set a Fixed Charge Coverage Ratio covenant for the year ended December 31, 2008. In January 2009, the Credit Facility was amended to extend the agreement until March 15, 2009, adjust the interest rate to the greater of 5%, the Alternative Base Rate plus 1% or the 30 day LIBOR plus 2.75% and to increase the limit on the capital expenditures to $1.3 million. In March 2009, the Credit Facility was further amended to extend the maturity until March 15, 2010, extend the monthly Fixed Charge Coverage Ratio covenant until March 15, 2010, and reset the limit on capital expenditures to $800,000.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The basic interest rate under the Credit Facility is the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Credit Facility was 5% per annum for the three months ended March 31, 2009. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were approximately $3.1 million and $4.0 million at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, the Company had unused availability under the Credit Facility of $69,000 out of the remaining maximum $1.9 million unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at March 31, 2009 and December 31, 2008, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The Webster Credit Facility contains certain restrictive covenants. At March 31, 2009, the Company was in compliance with the covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $1.0 million (based upon the exchange rate at March 31, 2009). There were no outstanding balances under the line of credit agreements at March 31, 2009. The outstanding balance at December 31, 2008 was approximately 100 million Yen, or approximately $1.1 million (based upon the exchange rate at that date). In addition, the Japanese subsidiary had cash balances totaling 109 million Yen, or approximately $1.1million (based upon the exchange rate at March 31, 2009) and 105 million Yen, or approximately $1.2 million (based upon the exchange rate at December 31, 2008) at March 31, 2009 and December 31, 2008, respectively. The average interest rate was 2.3% per annum for the three months ended March 31, 2009.

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.4 million (based upon the exchange rate at March 31, 2009). At March 31, 2009, SPARFACTS Australia Pty Ltd had $561,000 (Australian) or $361,000 outstanding under the line of credit and at December 31, 2008, SPARFACTS Australia Pty. Ltd. had $1.4 million (Australian), or approximately $1.0 million, outstanding under the line of credit (based upon the exchange rate at those dates). The average interest rate was 8.5% per annum for the three months ended March 31, 2009.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $601,000 (based upon the exchange rate at March 31, 2009). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant. The outstanding balances under the line of credit agreement were $691,000 (Canadian) or $553,000 and $691,000 (Canadian) or $565,000 at March 31, 2009 and December 31, 2008, respectively (based upon the exchange rate at those dates). The average interest rate was 3.5% per annum for the three months ended March 31, 2009.

5.	Capital Lease Obligations

In 2007, the Company capitalized certain equipment leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the leases. The equipment has a cost of $582,000, accumulated depreciation of $379,000 and a net book value of $203,000 at March 31, 2009. The accumulated depreciation and net book value as of December 31, 2008 was $330,000 and $252,000, respectively.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Annual future minimum lease payments required under the leases, together with their present value as of March 31, 2009, are as follows (in thousands):

Year Ending December 31:	Amount

2009	$167
2010	102
269
Less amount representing interest	34
Present value of net minimum lease payments	235
Less current portion included with other current liabilities	190
Long-term portion included with other long-term liabilities	$45

6.	Related-Party Transactions

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR InfoTech, Inc. (“SIT”).

SMS and SMSI provided 98% and 99% of the Company’s domestic merchandising specialists field force for the three months ended March 31, 2009 and 2008, respectively, and they also provided 91% and 80% of the Company’s domestic field management, at a total cost to the Company of approximately $3.3 million and $4.4 million for the three months ended March 31, 2009 and 2008, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended on September 24, 2008 (the “Field Services Agreement”), SMS provides merchandising services to the Company through the use of approximately 4,000 of its field force of merchandising specialists. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 42 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the “Plus Compensation”). SMS and the Company agreed to provide a temporary price concession by lowering the Plus Compensation rate by one percentage point, from 4% to 3%, effective January 1, 2009, continuing through December 31, 2009, at which time the Plus Compensation rate will be re-instated to 4%. The total Plus Compensation (3% of the costs of SMS and SMSI for 2009 and 4% for 2008) earned by SMS and SMSI for services rendered was approximately $90,000 and $170,000 for the three months ended March 31, 2009, and 2008, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of $161,000 and $188,000 for the three months ended March 31, 2009 and 2008, respectively. SIT provided approximately 6,000 and 6,100 hours of Internet computer programming services to the Company for the three months ended March 31, 2009 and 2008, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of September 15, 2007, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $26.89 and $30.96 for the three months ended March 31, 2009 and 2008, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the three months ended March 31, 2009 and 2008, respectively. However, since SIT is a “Subchapter S” corporation and is owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

In November 2004 and January 2005 and as amended in May 2005, the Company entered into separate operating lease agreements between SMS and the Company’s wholly-owned subsidiaries, SPAR Marketing Force, Inc. (“SMF”) and SPAR Canada Company (“SPAR Canada”).

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

In July 2008, the Company (through SMF) entered into a new Master Lease Agreement with SMS, and in July and September of 2008 entered into new separate operating leases with SMS pursuant to Equipment Leasing Schedules under that Master Lease Agreement. Each operating lease has a 36 month term and representations, covenants and defaults customary for the leasing industry and substantially the same as those in the SMS leases in 2004 and 2005. The leases are for a total of 240 handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in the United States and have a total monthly payment of $11,067. These handheld computers had an original purchase price of $401,188. The monthly payments are based upon a lease factor of 3.1%.

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended March 31,
	2009	2008
Services provided by affiliates:
Merchandising services (SMS)	$2,400	$3,441

Field management services (SMSI)	$869	$996

Handheld computer leases (SMS)	$33	$7

Internet and software program consulting services (SIT)	$161	$188

	March 31,	December 31,
	2009	2008

Total accrued expenses due to affiliates	$1,207	$1,398

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

In July 1999, SMF, SMS and SIT entered into a software ownership agreement providing that each party independently owned an undivided share of and had the right to unilaterally license and exploit their “Business Manager” Internet job scheduling software (which had been jointly developed by such parties), and all related improvements, revisions, developments and documentation from time to time made or procured by any of them. In addition, SPAR Trademarks, Inc. (“STM”), SMS and SIT entered into separate trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT and SMS (and through them to their commonly controlled subsidiaries and affiliates by sublicenses, including SMSI through SMS) for their continued use of the name “SPAR” and certain other trademarks and related rights transferred to STM, a wholly owned subsidiary of SGRP.

On March 31, 2008, and September 24, 2008, the pension plans of Mr. Brown and Mr. Bartels purchased an aggregate of 554,402 shares of SGRP’s Series A Preferred Stock (which are convertible without further consideration into shares of SGRP’s common stock on a one-for-one basis at the request of the holders) from SGRP at the market prices for SGRP’s common stock at such purchase times (see Note 16 - Preferred Stock).

In addition to the above, through the services of Affinity Insurance, Ltd. (“Affinity”), the Company purchases insurance coverage for its casualty and property insurance risk. The Company’s Chairman and Vice Chairman own, through SMSI, a minority (less than 5%) equity interest in Affinity.

SGRP’s Audit Committee periodically reviews and has approved all of the related party relationships and transactions described above. As required by its Charter and the Company’s Code of Ethical Conduct, the Audit Committee reviews each material related party transaction for its overall fairness, which review includes (without limitation) the costs and benefit to the Company, the other terms of the transactions, and the affiliated relationship of the parties.

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

Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled $68,000 and $49,000 for the three months ended March 31, 2009 and 2008 respectively. Compensation income related to non-employee stock option grants awarded to the employees of the Company’s affiliates was $15,000 for the three months ended March 31, 2009 compared with compensation expense of $34,000 for the three months ended March 31, 2008. The unamortized expense as of March 31, 2009, was approximately $348,000 and $41,000 for employee and non-employee outstanding stock option grants, respectively. The impact of the total share-based compensation expense on basic/diluted earnings per share was less than half a cent for both the three months ended March 31, 2009 and 2008, respectively.

8.	Customer Deposits

Customer deposits at March 31, 2009, were $490,000 ($102,000 from domestic operations and $388,000 from international operations) compared to $582,000 at December 31, 2008 ($156,000 from domestic operations and $426,000 from international operations).

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Certain of these international subsidiaries are profitable, while others are operating at a loss. In the event certain subsidiaries have continued losses, the Company may be required to make additional cash infusions into those subsidiaries.

Legal Matters

Safeway Inc. (“Safeway”) filed a Complaint against PIA Merchandising Co., Inc. (“PIA Co.”), a wholly owned subsidiary of SPAR Group, Inc. (“SGRP”), Pivotal Sales Company (“Pivotal”), a wholly-owned subsidiary of PIA Co., and SGRP in Alameda County Superior Court, case no. 2001028498 on October 24, 2001. Safeway’s claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 21, 2002, and amended them on or about October 15, 2002, alleging causes of action by PIA Co. and Pivotal against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment. Trial commenced in March 2006.

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA Co. for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal on August 14, 2006 for $1,307,700. Both sides filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal/PIA/SGRP. Pivotal/PIA/SGRP is seeking to have Safeway’s award overturned, thereby increasing the award to Pivotal by over $5 million. Safeway is seeking to have overturned the $5,760,879 award against it for interference with contractual relationships. With the appeals pending, the parties participated in a mediation of the dispute, but it was not successful in resolving the matter. Accordingly, the appeals are proceeding.

Briefing on the appeals commenced in the second quarter of 2008, and the case was fully briefed by April 2009. An oral argument hearing date will be assigned by the California Court of Appeal. The appellate process in the Court of Appeal is expected to last until late 2009. The Company has recorded the net $1.3 million judgment award in other assets.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of the Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10.	Geographic Data

A summary of the Company’s net revenues, operating (loss) income and long lived assets by geographic area for the three months ended March 31, 2009 and 2008, respectively, and at March 31, 2009 and December 31, 2008, are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net revenues:
United States	$5,662	$7,443
International	9,509	10,011
Total net revenues	$15,171	$17,454

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating (loss) income:
United States	$(259)	$(233)
International	127	337
Total operating (loss) income	$(132)	$104

	March 31, 2009	December 31, 2008
Long lived assets:

United States	$4,047	$4,070
International	307	337
Total long lived assets	$4,354	$4,407

International revenues disclosed above were based upon revenues reported by the Company’s nine international subsidiaries. The Japan subsidiary contributed 24% and 19% of the consolidated net revenues of the Company for the three months ended March 31, 2009 and 2008, respectively. The Canadian subsidiary contributed 13% and 10% of the consolidated net revenues of the Company for the three months ended March 31, 2009 and 2008, respectively. The Australian subsidiary contributed 9% and 11% of the consolidated net revenues of the Company for the three months ended March 31, 2009 and 2008, respectively. The India subsidiary contributed 9% and 6% of the consolidated net revenues of the Company for the three months ended March 31, 2009 and 2008, respectively. Each of the remaining five foreign subsidiaries contributed, in total, less than 4% for both the three months ended March 31, 2009 and 2008.

During 2008 and 2009 the Company has been involved in various discussions regarding its ownership position in the Company’s Japan subsidiary. At the March 2009 SPAR Board meeting the board approved, in principal, a sale of its shares in the Japan subsidiary provided the terms and conditions to be negotiated would be favorable to the Company.

Negotiations continue and the Company is currently assessing its options in 2009 under the various alternatives that are available to it based on the existing joint venture agreement. As of this filing on Form 10-Q, no formal decisions related to a purchase or sale of the Company’s share in the Japan subsidiary have been finalized.

11.	Supplemental Balance Sheet Information

	March 31, 2009	December 31, 2008
Accounts receivable, net, consists of the following (in thousands):

Trade	$9,978	$9,895
Unbilled	1,861	2,964
Non-trade	989	543
	12,828	13,402
Less allowance for doubtful accounts	(324)	(292)
Accounts receivable, net	$12,504	$13,110

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

	March 31, 2009	December 31, 2008
Property and equipment, net, consists of the following (in thousands):

Equipment	$7,446	$7,423
Furniture and fixtures	552	555
Leasehold improvements	246	245
Capitalized software development costs	2,431	2,278
	10,675	10,501
Less accumulated depreciation and amortization	8,948	8,698
Property and equipment, net	$1,727	$1,803

	March 31, 2009	December 31, 2008
Accrued expenses and other current liabilities consist of the following (in thousands):

Taxes payable	$557	$1,061
Accrued accounting and legal expense	280	277
Accrued salaries payable	1,436	622
Other	2,275	2,951
Accrued expenses and other current liabilities	$4,548	$4,911

12.	Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2009 and 2008, these exposures are primarily concentrated in the Japanese Yen, Australian Dollar and Canadian Dollar. International revenues for the three months ended March 31, 2009 and 2008 were $9.5 million and $10.0 million, respectively. The international division reported a net (loss) income of approximately $(74,000) and $69,000 for the three months ended March 31, 2009 and 2008, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $7.9 million and total liabilities were $9.1 million based on exchange rates at March 31, 2009.

13.	Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At March 31, 2009, the Company’s outstanding lines of credit totaled approximately $4.0 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	5.0%	$ 3,060
International	2.3% - 8.5%	937
		$ 3,997

(1)	Based on interest rate at March 31, 2009.
(2)	Based on exchange rate at March 31, 2009.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Based on the 2009 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the three months ended March 31, 2009 by approximately $11,000.

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

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has adopted the provisions of this statement effective January 1, 2008.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” which expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires additional disclosures regarding: (1) how and why a company uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (3) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. In addition, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of a company’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. There was no material impact from this statement on the Company’s financial condition and results of operations.

In May 2008, the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. APB 14-1 will require that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. There was no material impact from this statement on the Company’s financial condition and results of operations.

In June 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. There was no material impact from this statement on the Company’s financial condition and results of operations.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which requires that an instrument’s contingent exercise provisions be analyzed first. If this evaluation does not preclude consideration of an instrument as indexed to the company’s own stock, the instrument’s settlement provisions are then analyzed. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires reporting of a cumulative effect of a change in accounting principle to retained earnings for all instruments existing at the effective date to the balance of retained earnings. There was no material impact from this statement on the Company’s financial condition and results of operations.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Arrangements,” which requires revenue generated and costs incurred by the parties in a collaborative arrangement be reported in the appropriate line in each company’s financial statements pursuant to the guidance in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and not account for such arrangements using the equity method of accounting. EITF No. 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and the amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively (if practicable) to all prior periods presented for all collaborative arrangements existing at the effective date. There was no material impact from this statement on the Company’s financial condition and results of operations.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 1, 2007. In management’s view, the Company’s tax reserves at March 31, 2009, totaling $120,000 for potential domestic state tax and federal tax liabilities were sufficient to meet the requirements of FIN  48.

Balance at January 1, 2009	$115,000
Additions to state tax position	5,000
Reduction to international tax positions	—
Balance at March 31, 2009	$120,000

16.	Preferred Stock

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

On March 31, 2008, SGRP, Mr. Brown, Mr. Bartels and SPAR Management Services, Inc. (“SMSI”), an affiliate of SGRP wholly-owned by Mr. Brown and Mr. Bartels (who are officers, directors and significant shareholders of SGRP), entered into a Subscription Agreement to issue and purchase 89,286 shares of Preferred Stock at $1.12 per share (the closing bid price of SGRP’s Common Stock for the most recent trading day available immediately preceding such agreement date) at a cost of $100,000, in return for (among other things) cash or the reduction of an equivalent debt owed by the Company to SMSI. That agreement listed Mr. Brown and Mr. Bartels as the purchasers of such Preferred Stock rather than listing SMSI as the record purchaser of such Preferred Stock and Mr. Brown and Mr. Bartels as prospective indirect (i.e., beneficial) owners. On September 30, 2008, SGRP, Mr. Brown, Mr. Bartels and SMSI entered into an Amended and Restated Series A Preferred Stock Subscription Agreement effective as of March 31, 2008 (the “Restated Subscription Agreement”), to more accurately reflect the parties' intentions that SMSI would pay for and acquire record ownership of those shares. SGRP’s Audit Committee and Board of Directors each reviewed and approved this affiliated transaction, including (without limitation) the terms of the Restated Subscription Agreement and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

Effective September 24, 2008, SGRP and the pension plans of Mr. Brown and Mr. Bartels, SP/R Inc. Defined Benefit Pension Plan, acting through Robert G. Brown, its Trustee, WHB Services, Inc. Defined Benefit Trust, acting through William H. Bartels, its Trustee, and WHB Services, Inc. Investment Savings Trust, acting through William H. Bartels, its Trustee, entered into another agreement to issue and purchase an additional 465,116 shares of preferred stock at $0.86 per share (the closing bid price of SGRP’s Common Stock for the most recent trading day available preceding such agreement date). Mr. Brown’s pension plan acquired 284,237 preferred shares at cost of $244,444 and Mr. Bartels’ pension plans acquired 180,879 preferred shares at a cost of $155,556. SGRP’s Audit Committee and Board of Directors each reviewed and unanimously approved this transaction, including the terms of the Preferred Stock and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

17.	Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform with the 2009 presentation.

SPAR Group, Inc. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (this “Quarterly Report”), of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”, and together with the Securities Act, the “Securities Laws”) that are based on the Company’s best estimates. In particular and without limitation, this “Management’s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources” contains such forward-looking statements, which are included in (among other places) the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur, to not be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’ s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “likely”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

You should carefully review this management discussion and analysis together with the risk factors and other cautionary statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2009 (the “Company’s Annual Report for 2008 on Form 10-K”), including the risk factors described in Item 1A of that annual report under the caption “Certain Risk Factors” and the changes (if any) in such risk factors described in Item 1A of Part II of this Quarterly Report (collectively, “Risk Factors” ), as well as the cautionary statements contained in this Quarterly Report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Risk Factors and other cautionary statements in this Quarterly Report and in the Company’ s Annual Report for 2008 on Form 10-K, which are incorporated by reference into this Quarterly Report. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company cannot assure that such plans, intentions or expectations will be achieved in whole or in part, that it has identified all potential risks or that it can successfully avoid or mitigate such risks in whole or in part. The Company undertakes no obligation to publicly update or revise any forward-looking statements, or any Risk Factors or other cautionary statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

Today the Company operates in 13 countries whose population represents approximately 48% of the total world population. The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, radio frequency identification services (“RFID”), technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, drug store chains and convenience and grocery stores. The International Merchandising Services Division was established in July 2000 and through its subsidiaries, the Company currently provides similar merchandising, marketing services and in-store event staffing in Japan, Canada, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Estonia, Australia and New Zealand.

SPAR Group, Inc. and Subsidiaries

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

International Merchandising Services Division

In July 2000, the Company established its International Merchandising Services Division, operating through a wholly owned subsidiary, SPAR Group International, Inc. (“SGI”), to focus on expanding its merchandising, marketing services and in-store event staffing business worldwide. Currently, the Company’s international subsidiaries are as follows:

Headquarter Location	Ownership Percentage	Date Established
Osaka, Japan	50%	May 2001
Toronto, Canada	100%	June 2003
Istanbul, Turkey	51%	July 2003
Durban, South Africa	51%	April 2004
New Delhi, India	51%	April 2004
Bucharest, Romania	51%	December 2004
Hong Kong, China	50%	February 2005
Siauliai, Lithuania	51%	September 2005
Melbourne, Australia	51%	April 2006

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2009, to the Company’s critical accounting policies as reported in the Company’s Annual Report for 2008 on Form 10-K.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended March 31, 2009, compared to three months ended March 31, 2008

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2009		2008		Increase/
	$	%	$	%	(decrease)
Net revenues	$15,171	100.0%	$17,454	100.0%	(13.1)%
Cost of revenues	11,073	73.0	12,484	71.5	(11.3)
Selling, general & administrative expense	3,968	26.2	4,658	26.7	(14.8)
Depreciation and amortization	262	1.7	208	1.2	26.0
Interest expense	61	0.4	81	0.5	(24.2)
Other (income) expense	(187)	(1.2)	43	0.3	(538.6)
Loss before income taxes	(6)	(0.0)	(20)	(0.1)	(71.0)
Provision for income taxes	149	1.0	164	1.0	(9.3)
Net loss	(155)	(1.0)	(184)	(1.1)	(16.2)
Net income attributable to non-controlling interest	40	0.3	66	0.4	(39.9)
Net loss attributable to Spar Group, Inc.	$(195)	(1.3)%	$(250)	(1.4)%	(22.0)%

Net Revenues

Net revenues for the three months ended March 31, 2009, were $15.2 million, compared to $17.5 million for the three months ended March 31, 2008, a decrease of $2.3 million or 13.1%.

International net revenues totaled $9.5 million for the three months ended March 31, 2009, compared to $10.0 million for the same period in 2008, a decrease of $502,000 or 5.0%. The decrease in 2009 international net revenues was due to net revenue decreases in the following countries; Australia $690,000, Turkey $313,000, South Africa $225,000, Romania $18,000, Lithuania $8,000; partially offset by net revenue increases in India $262,000, Japan $211,000, Canada $193,000 and China $86,000.

Domestic net revenues totaled $5.7 million in the three months ended March 31, 2009, compared to $7.5 million for the same period in 2008. Domestic net revenues decreased $1.8 million due to the reported bankruptcy and eventual liquidations of a major electronics retailer and by a reduction of some non-recurring project work.

Approximately 9% of the Company’s net revenues for the three months ended March 31, 2008, resulted from merchandising services performed for manufacturers and other clients at Circuit City Stores, Inc. (“Circuit City”). Circuit City filed for protection under the U.S. Bankruptcy Code in November 2008 and in early 2009, closed its stores and liquidated its assets. The Company’s accounts receivable at March 31, 2009 included approximately $250,000 related to pre-bankruptcy activities which the Company has recorded as appropriate bad debt allowance.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 73.0% of net revenues for the three months ended March 31, 2009 and 71.5% for the three months ended March 31, 2008.

Internationally, the cost of revenues increased to 77.9% of net revenues for the three months ended March 31, 2009 compared to 74.6% of net revenues for the three months ended March 31, 2008. The international cost of revenues percentage increase of 3.3% was primarily attributed to a mix of higher cost margin business in Canada, India and South Africa.

SPAR Group, Inc. and Subsidiaries

Domestic cost of revenues was 64.8% of net revenues for the three months ended March 31, 2009 and 67.4% of net revenues for the three months ended March 31, 2008. The decrease in cost of revenues as a percentage of net revenues of 2.6% was due to a favorable mix of business.

Approximately 89% of the Company’s domestic cost of revenues in both the three months ended March 31, 2009 and 2008, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. As a result of continuing efforts to reduce such expenses, selling, general and administrative expenses decreased by $690,000, or 14.8%, for the three months ended March 31, 2009, to $4.0 million compared to $4.7 million for the same period in 2008.

International selling, general and administrative expenses totaled $2.0 million for the three months ended March 31, 2009, compared to $2.2 million for the same period in 2008. The $227,000 decrease in international selling, general and administrative expenses was primarily due to expense reductions in Australia of $183,000.

Domestic selling, general and administrative expenses totaled $2.0 million for the three months ended March 31, 2009, compared to $2.5 million for the same period in 2008. The decrease in domestic selling, general and administrative expenses of $462,000 was primarily due to a reduction in salary related expenses of $271,000 and $191,000 related to a reduction in legal expense.

Depreciation and Amortization

Depreciation and amortization charges for the three months ended March 31, 2009, totaled $262,000 and were comparable to $208,000 for the same period in 2008.

Interest Expense

Interest expense decreased 24% to $61,000 from $81,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease was primarily due to decreases in borrowings in the domestic division as well as decreases in interest rates in both the domestic and international divisions.

Other (Income) Expense

Other income totaled $187,000 compared with other expense of $43,000 for the three months ended March 31, 2009 and 2008, respectively. Included in 2009 other income was $265,000 resulting from a favorable judgment in a legal action.

Income Taxes

Income tax provision for the three months ended March 31, 2009 was $149,000 resulting primarily from tax provisions related to international profits. Domestic income taxes for the three months ended March 31, 2009 were approximately $15,000 for minimum domestic state taxes. There were no tax provisions for federal tax as the Company reported a loss for the three months ended March 31, 2009, and provides a valuation allowance against any deferred benefits arising from operating loss carry forwards.

SPAR Group, Inc. and Subsidiaries

Non-controlling Interest

Non-controlling interest of approximately $40,000 and $66,000 resulted from the net operating profits of the Company’s 51% and 50% owned subsidiaries for the three months ended March 31, 2009 and 2008, respectively.

Net Loss

The Company reported a net loss of $195,000 for the three months ended March 31, 2009, or $0.01 per share, compared to a net loss of $250,000, or $0.01 per share, for the corresponding period last year.

Liquidity and Capital Resources

In the three months ended March 31, 2009 the Company had a net loss of $195,000.

Net cash provided by operating activities was $1.4 million and $2.4 million for the three months ended March 31, 2009 and 2008, respectively.

Net cash used in investing activities for the three months ended March 31, 2009 and March 31, 2008, was approximately $186,000 and $146,000, respectively. The increase in net cash used in investing activities was a result of increased investment in software development costs.

Net cash used in financing activities for the three months ended March 31, 2009 and 2008, was approximately $1.6 million and $1.1 million, respectively. The increase in net cash used in financing activities was primarily a result of additional net payments on lines of credit.

The above activity resulted in a decrease in cash and cash equivalents for the three months ended March 31, 2009, of $319,000.

At March 31, 2009, the Company had negative working capital of $756,000, as compared to a negative $635,000 at December 31, 2008. The Company’s current ratio was 0.95 at March 31, 2009, and 0.96 at December 31, 2008.

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $7.0 million revolving line of credit. In March 2007, the credit facility was amended to, among other things, delay the Minimum Fixed Coverage ratio until the fourth quarter 2007, establish an EBITDA covenant and increase the interest rate by 0.25% beginning March 28, 2007. In May 2007, the credit facility was amended to provide for an availability reserve of $500,000. In August 2007, the credit facility was further amended to reduce the availability reserve to $250,000 until November 30, 2007. On November 16, 2007, Webster amended the credit facility to extend the availability reserve of $250,000 indefinitely and to reduce the revolving line of credit from $7.0 to $5.0 million. In February 2008, the Credit Facility was amended to establish monthly EBITDA covenants until September 30, 2008, and to set a Fixed Charge Coverage Ratio covenant for the year ended December 31, 2008. In January 2009, the Credit Facility was amended to extend the agreement until March 15, 2009, adjust the interest rate to the greater of 5%, the Alternative Base Rate plus 1% or the 30 day LIBOR plus 2.75% and to increase the limit on the capital expenditures to $1.3 million. In March 2009, the Credit Facility was further amended to extend the maturity until March 15, 2010, extend the monthly Fixed Charge Coverage Ratio covenant until March 15, 2010, and reset the limit on capital expenditures to $800,000.

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

The basic interest rate under the Credit Facility is the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum or iii) the mininum rate imposed by Webster of 5% per annum. The actual average interest rate under the Credit Facility was 5% per annum for the three months ended March 31, 2009. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were approximately $3.1 million and $4.0 million at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, the Company had unused availability under the Credit Facility of $69,000 out of the remaining maximum $1.9 million unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at March 31, 2009 and December 31, 2008, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The Webster credit facility contains certain restrictive covenants. At March 31, 2009, the Company was in compliance with these covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $1.0 million (based upon the exchange rate at March 31, 2009). There were no outstanding balances under the line of credit agreements at March 31, 2009. The outstanding balance at December 31, 2008 was approximately 100 million Yen, or approximately $1.1 million (based upon the exchange rate at that date). In addition, the Japanese subsidiary had cash balances totaling 109 million Yen, or approximately $1.1million (based upon the exchange rate at March 31, 2009) and 105 million Yen, or approximately $1.2 million (based upon the exchange rate at December 31, 2008) at March 31, 2009 and December 31, 2008, respectively. The average interest rate was 2.3% per annum for the three months ended March 31, 2009.

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.4 million (based upon the exchange rate at March 31, 2009). At March 31, 2009, SPARFACTS Australia Pty Ltd had $561,000 (Australian) or $361,000 outstanding under the line of credit and at December 31, 2008, SPARFACTS Australia Pty. Ltd. had $1.4 million (Australian), or approximately $1.0 million, outstanding under the line of credit (based upon the exchange rate at those dates). The average interest rate was 8.5% per annum for the three months ended March 31, 2009.

On October 20, 2006, SPAR Canada Company, a wholly-owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $601,000 (based upon the exchange rate at March 31, 2009). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant. On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). The outstanding balances under the line of credit agreement were $691,000 (Canadian) or $553,000 and $691,000 (Canadian) or $565,000 at March 31, 2009 and December 31, 2008, respectively (based upon the exchange rate at those dates). The average interest rate was 3.5% per annum for the three months ended March 31, 2009.

SPAR Group, Inc. and Subsidiaries

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

The Company’s Credit Facility with Webster is scheduled for renewal in March 2010.

Certain Contractual Obligations

The following table contains a summary of certain of the Company’s contractual obligations by category as of March 31, 2009 (in thousands):

Contractual Obligations	Period in which payments are due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$3,997	$3,997	$—	$—	$—
Capital Lease Obligations	269	167	102	—	—
Operating Lease Obligations	1,599	455	893	251	—
Total	$5,865	$4,619	$995	$251	$—

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

SPAR Group, Inc. and Subsidiaries

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At March 31, 2009, the Company’s outstanding lines of credit totaled approximately $4.0 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	5.0%	$3,060
International	2.3% — 8.5%	937
		$3,997

(1)	Based on interest rate at March 31, 2009.
(2)	Based on exchange rate at March 31, 2009.

Based on the 2009 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the three months ended March 31, 2009 by approximately $11,000.

The Company has foreign currency exposure with its international subsidiaries. In both 2009 and 2008, these exposures are primarily concentrated in the Japanese Yen, Australian Dollar and Canadian Dollar. International revenues for the three months ended March 31, 2009 and 2008 were $9.5 million and $10.0 million, respectively. The international division reported a net (loss) income of approximately $(74,000) and $69,000 for the three months ended March 31, 2009 and 2008, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $7.9 million and total liabilities were $9.1 million based on exchange rates at March 31, 2009.

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

The Company has internally documented and tested its internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the Company believes it is in compliance.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the three months covered by this report or from the end of the reporting period to the date of this Form 10-Q.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Safeway Inc. (“Safeway”) filed a Complaint against PIA Merchandising Co., Inc. (“PIA Co.”), a wholly owned subsidiary of SPAR Group, Inc. (“SGRP”), Pivotal Sales Company (“Pivotal”), a wholly-owned subsidiary of PIA Co., and SGRP in Alameda County Superior Court, case no. 2001028498 on October 24, 2001. Safeway claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 21, 2002, and amended them on or about October 15, 2002, alleging causes of action by PIA Co. and Pivotal against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment. Trial commenced in March 2006.

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA Co. for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal on August 14, 2006 for $1,307,700. Both sides filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal/PIA/SGRP. Pivotal/PIA/SGRP is seeking to have Safeway’s award overturned, thereby increasing the award to Pivotal by over $5 million. Safeway is seeking to have overturned the $5,760,879 award against it for interference with contractual relationships. With the appeals pending, the parties participated in a mediation of the dispute, but it was not successful in resolving the matter. Accordingly, the appeals are proceeding.

Briefing on the appeals commenced in the second quarter of 2008, and the case was fully briefed by April 2009. An oral argument hearing date will be assigned by the California Court of Appeal. The appellate process in the Court of Appeal is expected to last until late 2009. The Company has recorded the net $1.3 million judgment award in other assets.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of the Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 1A.	Risk Factors

The Company’s Annual Report for 2008 on Form 10-K describes various risk factors applicable to the Company and its businesses in Item 1A under the caption “Risk Factors”, which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company’s risk factors since the Company’s Annual Report for 2008 on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a): Not applicable

Item 2(b): Not applicable

Item 2(c): Not applicable

SPAR Group, Inc. and Subsidiaries

Item 3.     Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.

Item 3(b): Defaults under Preferred Stock: None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1

Master Lease Agreement by and between SPAR Marketing Services, Inc. ("SMS"), and SPAR Marketing Force, Inc. ("SMF"), dated as of July 1, 2008, relating to leases of handheld computer equipment, as filed herewith.

10.2	Equipment Leasing Schedule No. 001 to Master Lease Agreement by and between SMS and SMF dated as of July 1, 2008, as filed herewith.
10.3	Equipment Leasing Schedule No. 002 to Master Lease Agreement by and between SMS and SMF dated as of September 1, 2008, as filed herewith.
31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.
31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SPAR Group, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory