Form 10-Q
period 2009-06-30
SPAR GROUP INC
filed 2009-08-14
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2009.

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

☐ Yes ☒ No

On June 30, 2009, there were 19,139,365 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SPAR Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$1,466	$1,685
Accounts receivable, net	10,751	13,110
Prepaid expenses and other current assets	1,048	1,446
Total current assets	13,265	16,241

Property and equipment, net	1,641	1,803
Goodwill	798	798
Other assets	1,908	1,806
Total assets	$17,612	$20,648

Liabilities and equity
Current liabilities:
Accounts payable	$4,454	$4,491
Accrued expenses and other current liabilities	3,350	4,911
Accrued expenses due to affiliates	1,533	1,398
Customer deposits	538	582
Lines of credit	3,825	5,494
Total current liabilities	13,700	16,876

Long-term liabilities	24	105
Total liabilities	13,724	16,981

Commitments and contingencies (Note – 9)

Equity:
SPAR Group, Inc. Equity
Preferred stock, $.01 par value:
Authorized shares – 3,000,000 Issued and outstanding shares – 554,402 – June 30 2009 554,402 – December 31, 2008	6	6
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued and outstanding shares – 19,139,365 – June 30, 2009 19,139,365 – December 31, 2008	191	191
Treasury stock	(1)	(1)
Additional paid-in capital	12,918	12,821
Accumulated other comprehensive loss	(236)	(361)
Accumulated deficit	(9,436)	(9,477)
Total SPAR Group, Inc. equity	3,442	3,179
Non-controlling interest	446	488
Total liabilities and equity	$17,612	$20,648

Note:

The Balance Sheet at December 31, 2008, is an excerpt from the audited financial statements at that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc.

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$13,478	$18,910	$28,649	$36,364
Cost of revenues	9,310	13,719	20,383	26,203
Gross profit	4,168	5,191	8,266	10,161

Selling, general and administrative expenses	3,888	4,510	7,856	9,168
Depreciation and amortization	267	221	529	429
Operating income (loss)	13	460	(119)	564

Interest expense	45	81	106	162
Other (income) expense	(255)	521	(442)	564
Income (loss) before provision for income taxes	223	(142)	217	(162)

Provision for income taxes (benefit)	73	(185)	222	(21)
Net income (loss)	150	43	(5)	(141)

(Income) loss attributable to the non-controlling interest	(86)	40	(46)	106
Net income (loss) attributable to SPAR Group, Inc.	$236	$3	$41	$(247)

Basic/diluted net income (loss) per common share:

Net income (loss)- basic and diluted	$0.01	$-	$-	$(0.01)

Weighted average common shares – basic	19,139	19,133	19,139	19,123
Weighted average common shares- diluted	19,183	19,133	19,183	19,123

See accompanying notes.

SPAR Group, Inc.

Consolidated Statements of Cash Flows

(unaudited)(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net cash provided by operating activities	$1,772	$2,274

Investing activities
Purchases of property and equipment and capitalized software	(367)	(225)

Financing activities
Net payments on lines of credit	(1,668)	(990)
Other long-term liabilities	(81)	(68)
Proceeds from employee stock purchase plan and options exercised	–	34
Net cash used in financing activities	(1,749)	(1,024)

Translation gain (loss)	125	(26)

Net change in cash and cash equivalents	(219)	999
Cash and cash equivalents at beginning of period	1,685	1,246
Cash and cash equivalents at end of period	$1,466	$2,245

Supplemental disclosure of cash flows information
Interest paid	$128	$147
Taxes paid	$–	$9

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

3.      Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:

Net income (loss)	$236	$3	$41	$(247)

Denominator:
Shares used in basic net loss per share calculation	19,139	19,133	19,139	19,123

Effect of diluted securities:
Employee stock options	44	–	44	–

Shares used in diluted net loss per share calculation	19,183	19,137	19,183	19,137

Basic and diluted net loss per common share	$0.01	$–	$–	$(0.01)

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

The basic interest rate under the Credit Facility is the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Credit Facility was 5% per annum for the six months ended June 30, 2009. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were approximately $3.0 million and $4.0 million at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, the Company had unused availability under the Credit Facility of $48,000 out of the remaining maximum $2.0 million unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at June 30, 2009 and December 31, 2008, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The Webster Credit Facility contains certain restrictive covenants. At June 30, 2009, the Company was in compliance with the covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $1.0 million (based upon the exchange rate at June 30, 2009). There were no outstanding balances under the line of credit agreements at June 30, 2009. The outstanding balance at December 31, 2008 was approximately 100 million Yen, or approximately $1.1 million (based upon the exchange rate at that date). In addition, the Japanese subsidiary had cash balances totaling 113 million Yen, or approximately $1.2 million (based upon the exchange rate at June 30, 2009) and 105 million Yen, or approximately $1.2 million (based upon the exchange rate at December 31, 2008) at June 30, 2009 and December 31, 2008, respectively. The average interest rate was 2.3% per annum for the six months ended June 30, 2009.

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.6 million (based upon the exchange rate at June 30, 2009). At June 30, 2009, SPARFACTS Australia Pty. Ltd. had $469,000 (Australian) or $377,000 outstanding under the line of credit and at December 31, 2008, SPARFACTS Australia Pty. Ltd. had $1.4 million (Australian), or approximately $1.0 million, outstanding under the line of credit (based upon the exchange rate at those dates). The average interest rate was 9.5% per annum for the six months ended June 30, 2009.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $649,000 (based upon the exchange rate at June 30, 2009). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant. On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing of $500,000 (Canadian) however, in October 2008; Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). The outstanding balances under the line of credit agreement were $540,000 (Canadian) or $467,000 and $691,000 (Canadian) or $565,000 at June 30, 2009 and December 31, 2008, respectively (based upon the exchange rate at those dates). The average interest rate was 3.3% per annum for the six months ended June 30, 2009.

5.      Capital Lease Obligations

In 2007, the Company capitalized certain equipment leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the leases. The equipment has a cost of $582,000,

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

accumulated depreciation of $427,000 and a net book value of $155,000 at June 30, 2009. The accumulated depreciation and net book value as of December 31, 2008, was $330,000 and $252,000, respectively.

Annual future minimum lease payments required under the leases, together with their present value as of June 30, 2009, are as follows (in thousands):

Year Ending December 31:	Amount

2009	$119
2010	102
221
Less amount representing interest	34
Present value of net minimum lease payments	187
Less current portion included with other current liabilities	163
Long-term portion included with other long-term liabilities	$24

6.      Related-Party Transactions

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR InfoTech, Inc. (“SIT”).

SMS and SMSI provided 99% of the Company’s domestic merchandising specialists field force for both the six months ended June 30, 2009 and 2008, respectively, and they also provided 87% and 84% of the Company’s domestic field management, at a total cost to the Company of approximately $6.9 million and $9.9 million for the six months ended June 30, 2009 and 2008, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended on September 24, 2008 (the “Field Services Agreement”), SMS provides merchandising services to the Company through the use of approximately 4,000 of its field force of merchandising specialists. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 52 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the “Plus Compensation”). SMS and the Company agreed to provide a temporary price concession by lowering the Plus Compensation rate by one percentage point, from 4% to 3%, effective January 1, 2009, continuing through December 31, 2009, at which time the Plus Compensation rate will be re-instated to 4%. The total Plus Compensation (3% of the costs of SMS and SMSI for 2009 and 4% for 2008) earned by SMS and SMSI for services rendered was approximately $194,000 and $378,000 for the six months ended June 30, 2009, and 2008, respectively. The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, they benefit from any income of such companies allocated to them.

SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of $301,000 and $359,000 for the six months ended June 30, 2009 and 2008, respectively. SIT provided approximately 11,400 and 12,000 hours of Internet computer programming services to the Company for the six months ended June 30, 2009 and 2008, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of September 15, 2007, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $26.26 and $29.92 for the six months ended June 30, 2009 and 2008, respectively. The Company has been

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the six months ended June 30, 2009 and 2008, respectively. However, since SIT is a “Subchapter S” corporation and is owned by Messrs. Brown and Bartels, they benefit from any income of such company allocated to them.

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

By March 31, 2008, all of the operating leases noted above had expired. Both SMF and SPAR Canada elected to notify SMS of their intention to continue to lease the equipment for an additional twelve month period. On September 24, 2008, SMS entered into a Bill of Sale and Lease Termination agreement with SMF and SPAR Canada, pursuant to which the parties terminated those leases and SMF purchased from SMS the equipment SMF leased under its existing equipment lease pursuant to its option there under and the equipment SPAR Canada leased under its existing equipment lease (with SPAR Canada’s consent), for a total purchase price of $500,000 (the fair market value of the hand held computer units so purchased). SGRP’s Audit Committee and Board of Directors each reviewed and approved this affiliated transaction, including (without limitation) the terms of the Bill of Sale and the affiliated relationship of the parties.

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

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Services provided by affiliates:
Merchandising services (SMS)	$2,818	$4,480	$5,218	$7,921

Field management services (SMSI)	$766	$934	$1,635	$1,930

Handheld computer leases (SMS)	$33	$-	$66	$7

Internet and software program consulting services (SIT)	$140	$171	$301	$359

	June 30,	December 31,
	2009	2008

Total accrued expenses due to affiliates	$1,533	$1,398

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

In addition to the above, through the services of Affinity Insurance, Ltd. (“Affinity”), the Company purchases insurance coverage for its casualty and property insurance risk. The Company’s Chairman and Vice Chairman own, through SMSI, a minority (less than 1%) equity interest in Affinity.

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

7.      Stock-Based Compensation

SGRP grants options to purchase shares of common stock issued by SGRP to its directors, officers, employees and certain employees of its affiliates pursuant to its 2008 Stock Compensation Plan, as amended (the “2008 Plan”), and has granted stock options under various predecessor plans that continue to be outstanding. SGRP has the authority to issue other types of stock-based awards under the 2008 Plan, but to date has not done so. Under SFAS No. 123(R), the Company accounts for its employee and affiliate employee stock option expense as compensation expense in the Company’s financial statements when the stock options are granted. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model. The fair value of the option continues to be updated through the vesting date. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled $73,000 and $85,000 for the six months ended June 30, 2009 and 2008. respectively. Compensation expense related to non-employee stock option grants awarded to the employees of the Company’s affiliates was $22,000 and $48,000 for the six months ended June 30, 2009 and 2008, respectively. The unamortized expense as of June 30, 2009, was approximately $294,000 and $22,000 for employee and non-employee outstanding stock option grants, respectively. The impact of the total share-based compensation expense on basic/diluted earnings per share was $0.01 for both the six months ended June 30, 2009 and 2008, respectively.

At the 2009 annual meeting on May 28, 2009, the stockholders of SGRP approved an amendment (the “Repricing Amendment”) to the 2008 Plan that gives the Compensation Committee of SGRP’s Board of Directors (the “Compensation Committee”) the full authority and complete flexibility from time to time to designate and modify (in its discretion) one or more of the outstanding stock options or other awards (including their exercise prices and other terms) to (among other things) restore their intended values and incentives to their holders. No further consent of SGRP’s stockholders is required for any repricing or other modification of any award pursuant to the Repricing Amendment. However, no

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

modification can adversely affect an awardee’s rights or obligations under an award without the awardee’s consent. The Repricing Amendment permits changes in all outstanding stock options and other awards, including those previously issued under predecessor plans.

On August 6, 2009, in order to restore the intended value and incentives under SGRP’s outstanding stock options as permitted by the Repricing Amendment, the Compensation Committee and Board approved a plan to offer to its employees, officers, directors, consultants and retirees the opportunity to surrender options on approximately 2.1 million shares of the Corporation’s common stock in exchange for repriced replacement options in the same amount as the surrendered option shares except for those surrendered by outside directors (who will receive fewer replacement shares as described below).

The replacement options were granted at that meeting conditioned on (among other things) the completion of the required documentation, its filing with the SEC, and the option holder’s voluntary participation and surrender of selected existing option contracts and the option holder’s continuing to be an employee, officer, consultant or retiree at the time of such issuance. In accordance with the 2008 Plan, the exercise price for the replacement options is $0.40, which was the closing sale price on August 6, 2009 (the date of grant in accordance with the 2008 Plan and past practice). SGRP is in the process of preparing and filing the required documentation with the SEC.

Replacement options for employees, officers, consultants and retirees will vest over four (4) years (which currently is the case with any new options issued to them), and the participants will not receive any credit for past vesting of the surrendered options. If the program receives 100% participation by all eligible option holders, and they do not terminate their relationship with the Company during the vesting period (other than through retirement), it is expected that the maximum incremental compensation expense to the Company will be approximately $90,000 (based on current Black-Scholes computation factors), which will be recognized ratably over the vesting period from August 7, 2009, to August 6, 2013.

Replacement options for current and retired outside directors, priced and conditioned as described above will vest immediately (which currently is the case with any new options issued to them). However, the Compensation Committee insisted that the exchange rate for outside directors be less than one replacement option share for each surrendered option share to endeavor to avoid any resulting incremental expense to the Company. The replacement options will vest immediately (which currently is the case with any new options issued to them). It is expected that there will be no incremental expense to the Company from the participation in the repricing exchange by any outside director or retiree, whether or not all participate.

8.      Customer Deposits

Customer deposits at June 30, 2009, were $538,000 ($52,000 from domestic operations and $486,000 from international operations) compared to $582,000 at December 31, 2008 ($156,000 from domestic operations and $426,000 from international operations).

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

10.    Geographic Data

A summary of the Company’s net revenues, operating income (loss) and long lived assets by geographic area for the six months ended June 30, 2009 and 2008, respectively, and at June 30, 2009 and 2008, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
United States	$6,740	$8,897	$12,401	$16,340
International	6,738	10,013	16,248	20,024
Total net revenues	$13,478	$18,910	$28,649	$36,364

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating income (loss):
United States	$332	$317	$73	$84
International	(319)	143	(192)	480
Total operating income (loss)	$13	$460	$(119)	$564

	June 30, 2009	December 31, 2008
Long lived assets:
United States	$3,990	$4,070
International	357	337
Total long lived assets	$4,347	$4,407

International revenues disclosed above were based upon revenues reported by the Company’s nine international subsidiaries. The Japan subsidiary contributed 16.3% and 14.7% of the consolidated net revenues of the Company for the three months ended June 30, 2009 and 2008, respectively, and 20.2% and 16.9% of the Company’s net revenues for the six months ended June 30, 2009 and 2008, respectively. The Canadian subsidiary contributed 7.1% and 12.0% of the consolidated net revenues of the Company for the three months ended June 30, 2009 and 2008, respectively, and 10.2% and 11.1% of the Company’s net revenues for the six months ended June 30, 2009 and 2008, respectively. The Australian subsidiary contributed 7.6% and 10.9% of the consolidated net revenues of the Company for the three months ended June 30, 2009 and 2008, respectively, and 8.2% and 11.2% of the Company’s net revenues for the six months ended June 30, 2009 and 2008, respectively. The India subsidiary contributed 10.8% and 6.2% of the consolidated net revenues of the Company for the three months ended June 30, 2009 and 2008, respectively, and 9.9% and 6.3% of the Company’s net revenues for the six months ended June 30, 2009 and 2008, respectively. Each of the remaining five foreign subsidiaries contributed, in total, 8.2% and 9.3% of the consolidated net revenue of the Company for the three months ended June 30, 2009 and 2008, and 8.3% and 9.6% for the six months ended June 30, 2009 and 2008.

During 2008 and 2009 the Company has been involved in various discussions regarding its ownership position in the Company’s Japan subsidiary. At the SPAR Board meetings in March and August 2009 the Board approved, in principal, a change in the ownership of its Japan subsidiary provided the terms and conditions to be negotiated would be favorable to the Company.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Negotiations continue and the Company is currently assessing its options in 2009 under the various alternatives that are available to it, including those based on the existing joint venture agreement. As of this filing on Form 10-Q, no formal decisions related to a purchase or sale of the Company’s share in the Japan subsidiary have been finalized.

11.    Supplemental Balance Sheet Information

	June 30, 2009	December 31, 2008
Accounts receivable, net, consists of the following (in thousands):

Trade	$6,687	$9,895
Unbilled	3,470	2,964
Non-trade	905	543
	11,062	13,402
Less allowance for doubtful accounts	(311)	(292)
Accounts receivable, net	$10,751	$13,110

	June 30, 2009	December 31, 2008
Property and equipment, net, consists of the following (in thousands):

Equipment	$7,498	$7,423
Furniture and fixtures	556	555
Leasehold improvements	246	245
Capitalized software development costs	2,588	2,278
	10,888	10,501
Less accumulated depreciation and amortization	9,247	8,698
Property and equipment, net	$1,641	$1,803

	June 30, 2009	December 31, 2008
Accrued expenses and other current liabilities consist of the following (in thousands):

Taxes payable	$479	$1,061
Accrued accounting and legal expense	265	277
Accrued salaries payable	675	622
Other	1,931	2,951
Accrued expenses and other current liabilities	$3,350	$4,911

12.    Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2009 and 2008, these exposures are primarily concentrated in the Japanese Yen, Australian Dollar and Canadian Dollar. International revenues for the six months ended June 30, 2009 and 2008 were $16.2 million and $20.0 million, respectively. The international division reported a net (loss) income of approximately $(403,000) and $257,000 for the six months ended June 30, 2009 and 2008, respectively.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

In those countries where the Company had risk for foreign currency exposure, the total assets were $4.7 million and total liabilities were $3.9 million based on exchange rates at June 30, 2009.

13.    Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At June 30, 2009, the Company’s outstanding lines of credit totaled approximately $3.8 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	5.0%	$2,980
International	3.3% - 9.5%	845
		$3,825

(1) Based on interest rate at June 30, 2009.
(2) Based on exchange rate at June 30, 2009.

Based on the 2009 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the six months ended June 30, 2009 by approximately $19,000.

14.    Recently Issued Accounting Standards

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009, the date the financial statements were issued.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

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

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on January 1, 2007. In management’s view, the Company’s tax reserves at June 30, 2009, totaling $120,000 for potential domestic state tax and federal tax liabilities were sufficient to meet the requirements of FIN 48.

Balance at January 1, 2009	$115,000
Additions to state tax position	5,000
Balance at June 30, 2009	$120,000

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

On March 31, 2008, SGRP, Mr. Brown, Mr. Bartels and SPAR Management Services, Inc. (“SMSI”), an affiliate of SGRP wholly-owned by Mr. Brown and Mr. Bartels (who are officers, directors and significant shareholders of SGRP), entered into a Subscription Agreement to issue and purchase 89,286 shares of Preferred Stock at $1.12 per share (the closing bid price of SGRP’s Common Stock for the most recent trading day available immediately preceding such agreement date) at a cost of $100,000, in return for (among other things) cash or the reduction of an equivalent debt owed by the Company to SMSI. That agreement listed Mr. Brown and Mr. Bartels as the purchasers of such Preferred Stock rather than listing SMSI as the record purchaser of such Preferred Stock and Mr. Brown and Mr. Bartels as prospective indirect (i.e., beneficial) owners for the benefit of certain non-Company benefit plans in which either Mr. Brown or Mr. Bartels are the trustee and principal beneficiary. On September 30, 2008, SGRP, Mr. Brown, Mr. Bartels and SMSI entered into an Amended and Restated Series A Preferred Stock Subscription Agreement effective as of March 31, 2008 (the “Restated Subscription Agreement”), to more accurately reflect the parties’ intentions that SMSI would pay for and acquire record ownership of those shares. SGRP’s Audit Committee and Board of Directors each reviewed and approved this affiliated transaction, including (without limitation) the terms of the Restated Subscription Agreement and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

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

18.    Subsequent Events

The Company has taken two actions in the Romanian market. First, in July 2009, the Company purchased the remaining 49% ownership in the Company’s Romanian subsidiary, which currently has minimal operations, at a cost of $1.00, and the Company is currently assessing ongoing business opportunities for this subsidiary. Then on August 6, 2009, the Board of Directors and its Audit Committee approved, in principal, the purchase of 51% ownership in S.C. SPAR City S.R.L., a Romanian marketing services company, from SPAR InfoTech, Inc., an affiliated company (“SIT”) (see Note 6, Related-Party Transactions), for a cost of $61,876, which was the fair market value of SIT’s interest in the company as of June 30, 2009. The purchase by the Company of SIT’s 51% ownership in such new Romanian subsidiary has been approved verbally by the minority shareholder of such subsidiary, but such change in majority ownership must be approved in writing and documented. It is expected that such acquisition will be effective as of July 1, 2009, for purposes of the consolidation of the new Romanian subsidiary into the Company’s financial statements.

SPAR Group, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the six months ended June 30, 2009 (this “Quarterly Report”), of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”, and together with the Securities Act, the “Securities Laws”) that are based on the Company’s best estimates. In particular and without limitation, this “Management’s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources” contains such forward-looking statements, which are included in (among other places) the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur, to not be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “likely”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

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

International Merchandising Services Division

In July 2000, the Company established its International Merchandising Services Division, operating through a wholly owned subsidiary, SPAR Group International, Inc. (“SGI”), to focus on expanding its merchandising, marketing services and in-store event staffing business worldwide. Currently, the Company’s international subsidiaries are as follows:

Headquarter Location	Ownership Percentage	Date Established
Osaka, Japan	50%	May 2001
Toronto, Canada	100%	June 2003
Istanbul, Turkey*	51%	July 2003
Durban, South Africa	51%	April 2004
New Delhi, India	51%	April 2004
Bucharest, Romania**	51%	December 2004
Hong Kong, China	50%	February 2005
Siauliai, Lithuania	51%	September 2005
Melbourne, Australia	51%	April 2006

* The Company’s Turkish subsidiary currently has minimal operations, and the Company is currently assessing ongoing business opportunities for this subsidiary.

** In July 2009, the Company acquired the remaining 49% ownership in its Romanian subsidiary at a cost of $1.00, and in August 2009 commenced the acquisition as of July 1, 2009, of a 51% interest in another Romanian merchandising services company. See Note 18 – Subsequent Events, above.

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2009, to the Company’s critical accounting policies as reported in the Company’s Annual Report for 2008 on Form 10-K.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended June 30, 2009, compared to three months ended June 30, 2008

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2009		2008		Increase/
	$	%	$	%	(decrease)
Net revenues	$13,478	100.0%	$18,910	100.0%	(28.7)%
Cost of revenues	9,310	69.1	13,719	72.5	(32.1)
Selling, general & administrative expense	3,888	28.8	4,510	23.8	(13.8)
Depreciation and amortization	267	2.0	221	1.2	21.1
Interest expense	45	0.3	81	0.4	(44.0)
Other (income) expense	(255)	(1.8)	521	2.8	–
Income (loss) before income taxes	223	1.6	(142)	(0.8)	–
Provision for income taxes (benefit)	73	1.0	(185)	(1.0)	–
Net income before non-controlling interest	150	1.1	43	0.2	–
Net (income) loss attributable to non-controlling interest	(86)	0.6	40	0.2	–
Net income attributable to Spar Group, Inc.	$236	1.7%	$3	0.0%	–

Net Revenues

Net revenues for the three months ended June 30, 2009, were $13.5 million, compared to $18.9 million for the three months ended June 30, 2008, a decrease of $5.4 million or 28.7%.

International net revenues totaled $6.7 million for the three months ended June 30, 2009, compared to $10.0 million for the same period in 2008, a decrease of $3.3 million or 32.7%. The decrease in 2009 international net revenues was primarily due to a reduction in non-recurring project revenue in both; Canada $1.3 million and Australia $1.0 million, as well as revenue decreases in Japan $572,000 and Turkey $433,000.

Domestic net revenues totaled $6.8 million in the three months ended June 30, 2009, compared to $8.9 million for the same period in 2008. Domestic net revenues decreased $2.1 million due to the reported bankruptcy and eventual liquidations of a major electronics retailer and by a reduction of some non-recurring project work, partially offset by increased project revenue from new client business.

Approximately 8.3% of the Company’s net revenues for the three months ended June 30, 2008, resulted from merchandising services performed for manufacturers and other clients at Circuit City Stores, Inc. (“Circuit City”). Circuit City filed for protection under the U.S. Bankruptcy Code in November 2008 and in early 2009, closed its stores and liquidated its assets. The receivables related to Circuit City have been appropriately reserved in the allowance for doubtful accounts.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 69.1% of net revenues for the three months ended June 30, 2009 and 72.5% for the three months ended June 30, 2008.

Internationally, the cost of revenues increased to 75.1% of net revenues for the three months ended June 30, 2009 compared to 73.9% of net revenues for the three months ended June 30, 2008. The international cost of revenues percentage increase of 1.2% was primarily attributed to a higher mix of cost margin business in Canada.

SPAR Group, Inc. and Subsidiaries

Domestic cost of revenues was 63.1% of net revenues for the three months ended June 30, 2009 and 71.1% of net revenues for the three months ended June 30, 2008. The decrease in cost of revenues as a percentage of net revenues of 8.0% was due to a favorable mix of business and reductions in field costs.

Approximately 84.3% and 86.0% of the Company’s domestic cost of revenues in the three months ended June 30, 2009 and 2008, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. As a result of continuing efforts to reduce such expenses, selling, general and administrative expenses decreased by $622,000, or 13.8%, for the three months ended June 30, 2009, to $3.9 million compared to $4.5 million for the same period in 2008.

International selling, general and administrative expenses totaled $2.0 million for the three months ended June 30, 2009, compared to $2.5 million for the same period in 2008. The $479,000 decrease in international selling, general and administrative expenses was primarily due to expense reductions in Canada of $237,000, Australia of $151,000 and corporate international development spending of $116,000.

Domestic selling, general and administrative expenses totaled $1.9 million for the three months ended June 30, 2009, compared to $2.0 million for the same period in 2008. The decrease in domestic selling, general and administrative expenses of $145,000 was primarily due to a reduction in salary related expenses.

Depreciation and Amortization

Depreciation and amortization charges for the three months ended June 30, 2009, totaled $267,000 and $221,000 for the same period in 2008. The increase was primarily driven by increased capitalization of internally developed software.

Interest Expense

Interest expense decreased 44.0% to $45,000 from $81,000 for the three months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to decreases in borrowings in the domestic division as well as decreases in interest rates in both the domestic and international divisions.

Other (Income) Expense

Other income totaled $255,000 compared with other expense of $521,000 for the three months ended June 30, 2009 and 2008, respectively. Included in the 2009 second quarter results was $285,000 resulting from a credit for prior legal expenses. Included in other expense for the three months ended June 30, 2008, was approximately $458,000 for non-recurring legal cost.

Income Taxes

Income tax provision for the three months ended June 30, 2009 was $73,000 resulting primarily from tax provisions related to international profits. Domestic income taxes for the three months ended June 30, 2009, were approximately $15,000 for domestic state taxes. There were no tax provisions for federal tax as the Company provides a valuation allowance against any deferred benefits arising from operating loss carry forwards. Income tax benefit for the three months ended June 30, 2008, was $185,000 resulting primarily from a FIN 48 adjustment from international operations.

SPAR Group, Inc. and Subsidiaries

Non-controlling Interest

Non-controlling interest income of approximately $(86,000) and expense of approximately $40,000 resulted from the net operating profits and losses of the Company’s 51% and 50% owned subsidiaries for the three months ended June 30, 2009 and 2008, respectively.

Net Income (Loss)

The Company reported a net income of $236,000 for the three months ended June 30, 2009, or $0.01 per share, compared to a net income of $3,000, or $0.00 per share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Six months ended June 30, 2009, compared to six months ended June 30, 2008

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2009		2008		Increase/
	$	%	$	%	(decrease)
Net revenues	$28,649	100.0%	$36,364	100.0%	(21.2)%
Cost of revenues	20,383	71.2	26,203	72.1	(22.2)
Selling, general & administrative expense	7,856	27.4	9,168	25.2	(14.3)
Depreciation and amortization	529	1.8	429	1.2	23.5
Interest expense	106	0.4	162	0.4	(34.7)
Other (income) expense	(442)	(1.5)	564	1.6	-
Income (loss) before income taxes	217	0.7	(162)	(0.5)	-
Provision for income taxes (benefit)	222	0.8	(21)	(0.1)	-
Net loss before non-controlling interest	(5)	(0.1)	(141)	(0.4)	-
Net (income) loss attributable to non-controlling interest	(46)	(0.2)	106	0.3	-
Net income (loss) attributable to Spar Group, Inc.	$41	0.1%	$(247)	(0.7)%	-

Net Revenues

Net revenues for the six months ended June 30, 2009, were $28.6 million, compared to $36.4 million for the six months ended June 30, 2008, a decrease of $7.7 million or 21.2%.

International net revenues totaled $16.2 million for the six months ended June 30, 2009, compared to $20.0 million for the same period in 2008, a decrease of $3.8 million or 18.9%. The decrease in 2009 international net revenues was primarily due to net revenue decreases in the following countries; Australia $1.7 million, Canada $1.1 million, Turkey $746,000, Japan $361,000, South Africa $292,000; and was partially offset by a net revenue increase in India of $553,000.

Domestic net revenues totaled $12.4 million in the six months ended June 30, 2009, compared to $16.4 million for the same period in 2008. Domestic net revenues decreased $4.0 million due to the reported bankruptcy and eventual liquidations of a major electronics retailer and by a reduction of some non-recurring project work, partially offset by increased project revenue from new client business.

Approximately 8.8% of the Company’s net revenues for the six months ended June 30, 2008, resulted from merchandising services performed for manufacturers and other clients at Circuit City Stores, Inc. (“Circuit City”). Circuit City filed for protection under the U.S. Bankruptcy Code in November 2008 and in early 2009, closed its stores and liquidated its assets. The receivables related to Circuit City have been appropriately reserved in the allowance for doubtful accounts.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 71.1% of net revenues for the six months ended June 30, 2009 and 72.1% for the six months ended June 30, 2008.

Internationally, the cost of revenues increased to 76.7% of net revenues for the six months ended June 30, 2009, compared to 74.2% of net revenues for the six months ended June 30, 2008. The international cost of revenues

SPAR Group, Inc. and Subsidiaries

percentage increase of 2.5% was primarily attributed to a mix of higher cost margin business in Canada and South Africa.

Domestic cost of revenues was 63.9% of net revenues for the six months ended June 30, 2009, and 69.4% of net revenues for the six months ended June 30, 2008. The decrease in cost of revenues as a percentage of net revenues of 5.5% was due to a favorable mix of business.

Approximately 86.5% and 87.0% of the Company’s domestic cost of revenues in the six months ended June 30, 2009 and 2008, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. As a result of continuing efforts to reduce such expenses, selling, general and administrative expenses decreased by $1.3 million, or 14.3%, for the six months ended June 30, 2009, to $7.9 million compared to $9.2 million for the same period in 2008.

International selling, general and administrative expenses totaled $4.0 million for the six months ended June 30, 2009, compared to $4.7 million for the same period in 2008. The $700,000 decrease in international selling, general and administrative expenses was primarily due to expense reductions to offset lost project revenue in Australia of $334,000, Canada $272,000 and corporate international development spending of $123,000.

Domestic selling, general and administrative expenses totaled $3.9 million for the six months ended June 30, 2009, compared to $4.5 million for the same period in 2008. The decrease in domestic selling, general and administrative expenses of $608,000 was primarily due to a reduction in salary related expenses $417,000 and reduced legal expenses $191,000.

Depreciation and Amortization

Depreciation and amortization charges for the six months ended June 30, 2009, totaled $529,000 and were comparable to $429,000 for the same period in 2008. The increase was primarily driven by increased capitalization of internally developed software.

Interest Expense

Interest expense decreased 34.7% to $106,000 from $162,000 for the six months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to decreases in borrowings in the domestic division as well as decreases in interest rates in both the domestic and international divisions.

Other (Income) Expense

Other income totaled $442,000 compared with other expense of $564,000 for the six months ended June 30, 2009 and 2008, respectively. Included in other income for the six months ended June 30, 2009, was approximately $265,000 resulting from a favorable judgment in a legal action and $285,000 for a credit from prior legal expenses. Included in other expense for the six months ended June 30, 2009, was approximately $458,000 for non-recurring legal cost.

Income Taxes

Income tax provision for the six months ended June 30, 2009, was $222,000 resulting primarily from tax provisions related to international profits. Domestic income taxes for the six months ended June 30, 2009, were approximately $30,000 for domestic state taxes. There were no tax provisions for federal tax as the Company provides a valuation allowance against any deferred benefits arising from operating loss carry forwards. Income tax

SPAR Group, Inc. and Subsidiaries

benefit for the six months ended June 30, 2008 was approximately $21,000 resulting from a FIN 48 adjustment from international operations.

Non-controlling Interest

Non-controlling interest income of approximately $(46,000) and expense of approximately $106,000 resulted from the net operating losses and profits of the Company’s 51% and 50% owned subsidiaries for the six months ended June 30, 2009 and 2008, respectively.

Net Income (Loss)

The Company reported a net income of $41,000 for the six months ended June 30, 2009, or $0.00 per share, compared to a net loss of $247,000, or ($0.01) per share, for the corresponding period last year.

Liquidity and Capital Resources

In the six months ended June 30, 2009, the Company had net income of $41,000.

Net cash provided by operating activities was $1.8 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively.

Net cash used in investing activities for the six months ended June 30, 2009, and June 30, 2008, was approximately $367,000 and $225,000, respectively. The increase in net cash used in investing activities was a result of increased investment in software development costs.

Net cash used in financing activities for the six months ended June 30, 2009 and 2008, was approximately $1.8 million and $1.0 million, respectively. The increase in net cash used in financing activities was primarily a result of additional payments on lines of credit.

The above activity resulted in a decrease in cash and cash equivalents for the six months ended June 30, 2009, of $219,000.

At June 30, 2009, the Company had negative working capital of $435,000, as compared to a negative $635,000 at December 31, 2008. The Company’s current ratio was 0.97 at June 30, 2009, and 0.96 at December 31, 2008.

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

SPAR Group, Inc. and Subsidiaries

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

The basic interest rate under the Credit Facility is the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Credit Facility was 5% per annum for the six months ended June 30, 2009. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were approximately $3.0 million and $4.0 million at June 30, 2009, and December 31, 2008, respectively. As of June 30, 2009, the Company had unused availability under the Credit Facility of $48,000 out of the remaining maximum $2.0 million unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at June 30, 2009, and December 31, 2008, in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Agreement.

The Webster credit facility contains certain restrictive covenants. At June 30, 2009, the Company was in compliance with these covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary SPAR FM Japan, Inc. has line of credit agreements totaling 100 million Yen or approximately $1.0 million (based upon the exchange rate at June 30, 2009). There were no outstanding balances under the line of credit agreements at June 30, 2009. The outstanding balance at December 31, 2008, was approximately 100 million Yen, or approximately $1.1 million (based upon the exchange rate at that date). In addition, the Japanese subsidiary had cash balances totaling 113 million Yen, or approximately $1.2 million (based upon the exchange rate at June 30, 2009) and 105 million Yen, or approximately $1.2 million (based upon the exchange rate at December 31, 2008) at June 30, 2009, and December 31, 2008, respectively. The average interest rate was 2.3% per annum for the six months ended June 30, 2009.

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.6 million (based upon the exchange rate at June 30, 2009). At June 30, 2009, SPARFACTS Australia Pty. Ltd. had $469,000 (Australian) or $377,000 outstanding under the line of credit and at December 31, 2008, SPARFACTS Australia Pty. Ltd. had $1.4 million (Australian), or approximately $1.0 million, outstanding under the line of credit (based upon the exchange rate at those dates). The average interest rate was 9.5% per annum for the six months ended June 30, 2009.

On October 20, 2006, SPAR Canada Company, a wholly-owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $649,000 (based upon the exchange rate at June 30, 2009). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant. On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008; Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). The outstanding balances under the line of credit agreement were $540,000 (Canadian) or $467,000 and $691,000 (Canadian) or $565,000 at June 30, 2009, and December 31, 2008, respectively (based upon the exchange rate at those dates). The average interest rate was 3.3% per annum for the six months ended June 30, 2009.

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

The Company’s Credit Facility with Webster is scheduled for renewal in March 2010.

Certain Contractual Obligations

The following table contains a summary of certain of the Company’s contractual obligations by category as of June 30, 2009 (in thousands):

Contractual Obligations	Period in which payments are due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$ 3,825	$ 3,825	$ –	$ –	$ –
Capital Lease Obligations	221	119	102	–	–
Operating Lease Obligations	2,051	351	1,199	501	–
Total	$ 6,097	$ 4,295	$ 1,301	$ 501	$ –

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At June 30, 2009, the Company’s outstanding lines of credit totaled approximately $3.8 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	5.0%	$2,980
International	3.3% - 9.5%	845
		$3,825

(1) Based on interest rate at June 30, 2009.
(2) Based on exchange rate at June 30, 2009.

SPAR Group, Inc. and Subsidiaries

Based on the 2009 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the six months ended June 30, 2009, by approximately $19,000.

The Company has foreign currency exposure with its international subsidiaries. In both 2009 and 2008, these exposures are primarily concentrated in the Japanese Yen, Australian Dollar and Canadian Dollar. International revenues for the six months ended June 30, 2009 and 2008 were $16.2 million and $20.0 million, respectively. The international division reported a net (loss) income of approximately $(403,000) and $257,000 for the six months ended June 30, 2009 and 2008, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $4.7 million and total liabilities were $3.9 million based on exchange rates at June 30, 2009.

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

Item 1A.    Risk Factors

Risks of a Nasdaq Delisting

SGRP’s common stock is currently trading, has recently traded and could continue to trade for less than $1.00 per share, which is below Nasdaq’s minimum trading price for continued listing on the Nasdaq stock market. In response to market conditions, late last year Nasdaq temporarily suspended the enforcement of its rules requiring a minimum $1.00 closing bid price (and related minimum required market value of publicly held shares) for all its listed companies, but that enforcement suspension expired on August 2, 2009. There can be no assurance that SGRP will be in compliance in the future with Nasdaq’s continued listing requirements. If SGRP’s stock continues to trade below $1.00, Nasdaq may give SGRP notice of non-compliance, which starts a six month cure period during which SGRP may endeavor to once again satisfy Nasdaq’s continued listing requirements, and if SGRP continues to be in non-compliance after such six month cure period ends, Nasdaq may commence delisting procedures against SGRP (during which SGRP will have additional time of up to six months to appeal and correct its non-compliance). If SGRP’s shares were ultimately delisted by Nasdaq, the market liquidity of SGRP’s common stock could be adversely affected and its market price could decrease, even though such shares may continue to be traded “over the counter”, due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting.

SPAR Group, Inc. and Subsidiaries

Existing Risk Factors

The Company’s Annual Report for 2008 on Form 10-K describes various risk factors applicable to the Company and its businesses in Item 1A under the caption “Risk Factors”, which risk factors are incorporated by reference into this Quarterly Report. Except for the addition of the new Risks of a Nasdaq Delisting in this Quarterly Report, above, there have been no material changes in the Company’s risk factors since the Company’s Annual Report for 2008 on Form 10-K.

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

Date: August 14, 2009	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory