Form 10-Q
period 2009-09-30
SPAR GROUP INC
filed 2009-11-16
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2009.

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

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

On September 30, 2009, there were 19,139,365 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1. Financial Statements

SPAR Group, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,040	$1,685
Accounts receivable, net	11,807	13,110
Prepaid expenses and other current assets	1,504	1,446
Total current assets	15,351	16,241

Property and equipment, net	1,544	1,803
Goodwill	798	798
Other assets	1,874	1,806
Total assets	$19,567	$20,648

Liabilities and equity
Current liabilities:
Accounts payable	$5,387	$4,491
Accrued expenses and other current liabilities	2,738	4,911
Accrued expenses due to affiliates	2,170	1,398
Customer deposits	672	582
Lines of credit	4,369	5,494
Total current liabilities	15,336	16,876

Long-term liabilities	5	105
Total liabilities	15,341	16,981

Equity:
SPAR Group, Inc. Equity
Preferred stock, $.01 par value:
Authorized shares – 3,000,000 Issued and outstanding shares – 554,402 – September 30, 2009 and December 31, 2008	6	6
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued and outstanding shares – 19,139,365 –September 30, 2009 19,139,365 – December 31, 2008	191	191
Treasury stock	(1)	(1)
Additional paid-in capital	12,969	12,821
Accumulated other comprehensive loss	(299)	(361)
Accumulated deficit	(9,279)	(9,477)
Total SPAR Group, Inc. equity	3,587	3,179
Non-controlling interest	639	488
Total liabilities and equity	$19,567	$20,648

Note:

The Balance Sheet at December 31, 2008, is an excerpt from the audited financial statements at that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc.

Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$14,708	$17,271	$43,358	$53,635
Cost of revenues	10,373	12,237	30,757	38,440
Gross profit	4,335	5,034	12,601	15,195

Selling, general and administrative expenses	3,745	4,377	11,601	13,545
Depreciation and amortization	271	239	800	668
Operating income	319	418	200	982

Interest expense	49	92	155	254
Other (income) expense	(101)	301	(542)	865
Income (loss) before provision for income taxes	371	25	587	(137)

Provision for income taxes	24	25	246	4
Net income (loss)	347	—	341	(141)

Net income attributable to the non-controlling interest	190	117	143	223
Net income (loss) attributable to SPAR Group, Inc.	$157	$(117)	$198	$(364)

Basic/diluted net income (loss) per common share:

Net income (loss) - basic and diluted	$0.01	$(0.01)	$0.01	$(0.02)

Weighted average common shares – basic	19,139	19,138	19,139	19,127
Weighted average common shares- diluted	19,436	19,138	19,266	19,127

See accompanying notes.

SPAR Group, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net cash provided by operating activities	$1,987	$3,299

Investing activities
Purchases of property and equipment and capitalized software	(540)	(1,090)
Acquisitions of new business	(62)	—
Net cash used in investing activities	(602)	(1,090)

Financing activities
Net payments on lines of credit	(1,012)	(1,388)
Other long-term liabilities	(100)	(169)
Proceeds from employee stock purchase plan and options exercised	—	96
Proceeds from issuance of preferred shares	—	400
Net cash used in financing activities	(1,112)	(1,061)

Effects of foreign exchange rate on cash	82	(343)

Net change in cash and cash equivalents	355	805
Cash and cash equivalents at beginning of period	1,685	1,246
Cash and cash equivalents at end of period	$2,040	$2,051

Supplemental disclosure of cash flows information
Interest paid	$160	$224
Taxes paid	$757	$70

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

SPAR Group is a diversified international merchandising and marketing services company that provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, electronic and drug store chains, convenience and grocery stores, as well as providing related technology services and marketing research. The Company has supplied these products and services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001. Today the Company operates in 12 countries whose populations represent approximately 48% of the total world population, through operations in the United States, Canada, Japan, Turkey, South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at the store level, and the Company may be engaged by either the retailer or the manufacturer. Those services may include restocking and adding new products, removing spoiled products and resetting categories “on the shelf” in accordance with client or store schematics, confirming and replacing shelf tags, and setting new sale or promotional product displays and advertising and providing in-store event staffing. Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches, special seasonal or promotional merchandising, focused product support and product recalls. The Company continues to seek to expand its merchandising and marketing services business throughout the world.

In order to cultivate foreign markets and expand the Company’s merchandising and marketing services business outside of the United States, modify the necessary systems and implement the Company’s business model worldwide, and insure a consistent approach to the Company’s merchandising and marketing efforts worldwide, the Company has divided its world focus into two geographic areas, the United States, which is the sales territory for the Company’s Domestic Merchandising Services Division, and International (i.e. all locations outside the United States), which are the sales territories for the Company’s International Merchandising Services Division. (See Note 11 – Geographic Data, below.) To that end, the Company also (1) provides and requires all of its locations to use its Internet based operating, scheduling and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with its financial reporting and disclosure controls and procedures, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company’s International subsidiaries and maintaining consistency with the Company’s other subsidiaries worldwide.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009		2008
Numerator:

Net income (loss)	$157	$(117)	$198		$(364)

Denominator:
Shares used in basic net income (loss) per share calculation	19,139	19,138	19,139		19,127

Effect of diluted securities:
Employee stock options	297	0	127	`	0

Shares used in diluted net income per share calculation	19,436	19,138	19,266		19,127

Basic and diluted net income (loss) per common share	$0.01	$(0.01)	$0.01		$(0.02)

4.	Lines of Credit

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

The basic interest rate under the Credit Facility is the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Credit Facility was 5% per annum for the nine months ended September 30, 2009. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were approximately $3.3 million and $4.0 million at September 30, 2009, and December 31, 2008, respectively. As of September 30, 2009, the Company had unused availability under the Credit Facility of $47,000 out of the remaining maximum $1.7 million unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at September 30, 2009, and December 31, 2008.

The Webster Credit Facility contains certain restrictive covenants. At September 30, 2009, the Company was in compliance with the covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary SPAR FM Japan, Inc. has a line of credit agreement totaling 100 million Yen or approximately $1.1 million (based upon the exchange rate at September 30, 2009). At September 30, 2009, SPAR FM Japan, Inc. had 27 million Yen or $300,000 outstanding under the line of credit and there was no outstanding balance at December 31, 2008 (based upon the exchange rate at that date). The average interest rate was 1.48% per annum for the nine months ended September 30, 2009.

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.7 million (based upon the exchange rate at September 30, 2009). At September 30, 2009, SPARFACTS Australia Pty. Ltd. had $476,000 (Australian) or $416,000 outstanding under the line of credit and at December 31, 2008, SPARFACTS Australia Pty. Ltd. had $1.4 million (Australian), or approximately $1.0 million, outstanding under the line of credit (based upon the exchange rate at those dates). The average interest rate was 8.49% per annum for the nine months ended September 30, 2009.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $691,000 (based upon the exchange rate at September 30, 2009). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant. On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing of $500,000 (Canadian) however, in October 2008; Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). The outstanding balances under the line of credit agreement were $415,000 (Canadian) or $383,000 and $691,000 (Canadian) or $565,000 at September 30, 2009, and December 31, 2008, respectively (based upon the exchange rate at those dates). The average interest rate was 3.25% per annum for the nine months ended September 30, 2009.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

5.	Capital Lease Obligations

In 2007, the Company capitalized certain equipment leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the leases. The equipment has a cost of $582,000, accumulated depreciation of $476,000 and a net book value of $106,000 at September 30, 2009. The accumulated depreciation and net book value as of December 31, 2008, was $330,000 and $252,000, respectively.

Annual future minimum lease payments required under the leases, together with their present value as of September 30, 2009, are as follows (in thousands):

Year Ending December 31:	Amount

2009	$56
2010	102
158
Less amount representing interest	24
Present value of net minimum lease payments	134
Less current portion included with other current liabilities	129
Long-term portion included with other long-term liabilities	$5

6.	Related-Party Transactions

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR InfoTech, Inc. (“SIT”).

SMS and SMSI provided 99% of the Company’s domestic merchandising specialists field force for both the nine months ended September 30, 2009 and 2008, respectively, and they also provided 84% and 86% of the Company’s domestic field management, at a total cost to the Company of approximately $10.4 million and $13.0 million for the nine months ended September 30, 2009, and 2008, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended on September 24, 2008 (the “Field Services Agreement”), SMS provides merchandising services to the Company through the use of approximately 4,500 of its field force of merchandising specialists. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 60 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the “Plus Compensation”). SMS and the Company agreed to provide a temporary price concession by lowering the Plus Compensation rate by one percentage point, from 4% to 3%, effective January 1, 2009, continuing through December 31, 2009, at which time the Plus Compensation rate will be re-instated to 4%. The total Plus Compensation (3% of the costs of SMS and SMSI for 2009 and 4% for 2008) earned by SMS and SMSI for services rendered was approximately $296,000 and $515,000 for the nine months ended September 30, 2009, and 2008, respectively.

The Company has continued to purchase those services because it believes the terms it receives from them are at least as favorable to the Company than it could obtain from non-affiliated providers of similar services. The Company periodically engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates. The most recent such survey showed that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services. For the three months ended September 30, 2009 and 2008, the Company’s cost of revenue would have increased by $123,000 and $112,000 respectively, and for the nine months ended September 30, 2009 and 2008, the Company’s cost of revenue would have increased by $363,000 and $456,000 respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates. All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described below.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of $446,000 and $536,000 for the nine months ended September 30, 2009 and 2008, respectively. SIT provided approximately 17,000 and 18,000 hours of Internet computer programming services to the Company for the nine months ended September 30, 2009 and 2008, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of September 15, 2007, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $26.44 and $29.42 for the nine months ended September 30, 2009 and 2008, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the nine months ended September 30, 2009 and 2008, respectively. However, since SIT is a “Subchapter S” corporation and is owned by Messrs. Brown and Bartels, all income of SIT is allocated to them.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Services provided by affiliates:
Merchandising services (SMS)	$2,736	$2,256	$7,954	$10,177

Field management services (SMSI)	$770	$929	$2,406	$2,862

Handheld computer leases (SMS)	$33	$—	$99	$7

Internet and software program consulting services (SIT)	$144	$177	$446	$536

	September 30,	December 31,
	2009	2008

Total accrued expenses due to affiliates	$1,784	$1,398

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

On August 6, 2009, the Board of Directors and its Audit Committee approved, in principal, the purchase of 51% ownership in S.C. SPAR City S.R.L., a Romanian marketing services company, from SPAR InfoTech, Inc., an affiliated company (“SIT”), for a cost of $61,876, which was the fair market value of SIT’s interest in the company as of June 30, 2009. The purchase by the Company of SIT’s 51% ownership in such new Romanian subsidiary was effective as of July 1, 2009, for purposes of the consolidation of the new Romanian subsidiary into the Company’s financial statements.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

In addition to the above, through the services of Affinity Insurance, Ltd. (“Affinity”), the Company purchases insurance coverage for its casualty and property insurance risk. The Company’s Chairman and Vice Chairman own, through SMSI, a minority (less than 1%) equity interest in Affinity.

SGRP’s Audit Committee periodically reviews and has approved all of the related party relationships and transactions described above. As required by and in accordance with its Charter and the Company’s Code of Ethical Conduct, NASDAQ rules and applicable law, the Audit Committee reviews each material related party transaction for its overall fairness to the Company, both initially and periodically (often annually), which review includes (without limitation) the costs and benefits to the Company, the other terms of the transactions, the affiliated relationship of the parties, and whether the overall economic and other terms are (or continue to be) no less favorable to the Company than would be the case with an unrelated provider of substantially similar services.

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

On August 6, 2009, 330,000 new stock option grants were issued to employees, officers, and certain employees of its affiliate at an exercise price of $0.40, which represents the fair market value of a share of the Corporation’s common stock on August 6, 2009, as determined in accordance with the Corporation’s 2008 Stock Compensation Plan. The estimated stock compensation expense is $93,000 and $42,000 for employees and non-employees, respectively, which will be recognized ratably over the four-year vesting period.

At the 2009 annual meeting on May 28, 2009, the stockholders of SGRP approved an amendment (the “Repricing Amendment”) to the 2008 Plan that gives the Compensation Committee of SGRP’s Board of Directors (the “Compensation Committee”) the full authority and complete flexibility from time to time to designate and modify (in its discretion) one or more of the outstanding stock options or other awards (including their exercise prices and other terms) to (among other things) restore their intended values and incentives to their holders. No further consent of SGRP’s stockholders is required for any repricing or other modification of any award pursuant to the Repricing Amendment. The Repricing Amendment permits changes in all outstanding stock options and other awards, including those previously issued under predecessor plans. However, no modification can adversely affect an awardee’s rights or obligations under an award without the awardee’s consent.

On August 6, 2009, in order to restore the intended value and incentives under SGRP’s outstanding stock options as permitted by the Repricing Amendment, the Compensation Committee and Board approved a plan to offer to its employees, officers, directors, consultants and retirees the opportunity to surrender options on approximately 2.1 million shares of the Corporation’s common stock in exchange for repriced replacement options (“New Option Contracts”) in the same amount as the surrendered option shares except for those surrendered by outside directors, who will receive fewer replacement shares.

The Corporation detailed such plan in its Offer to Exchange Certain Outstanding Stock Options for New Stock Options dated August 24, 2009 (including its exhibits and incorporated documents, the “Exchange Offer”), as filed with the SEC in its Schedule TO on August 25, 2009.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

On September 24, 2009, pursuant to the Company’s Exchange Offer: eighty-one of the Corporation’s eligible officers, employees and consultants voluntarily surrendered for exchange and cancellation their existing option contracts to purchase an aggregate of 1,257,740 shares of the Corporation’s common stock, representing approximately 82.5% of the total option shares under all existing option contracts eligible for exchange. Those existing option contracts were accepted for exchange by the Corporation; and in exchange for those surrendered option contracts, the Corporation issued new stock option contracts to them to purchase an aggregate of 1,257,740 shares of the Corporation’s common stock (“New Option Contracts”). These New Option Contracts have an exercise price of $0.40 per share, which represents the fair market value of a share of the Corporation’s common stock on August 6, 2009 (their grant date), as determined in accordance with the Corporation’s 2008 Stock Compensation Plan and will vest over four (4) years. The incremental compensation expense to the Company is approximately $92,000 (based on current Black-Scholes computation factors), which will be recognized ratably over the vesting period from August 7, 2009, to August 6, 2013.

Also on September 24, 2009, pursuant to the Company’s Exchange Offer: all five of the Corporation’s eligible current and retired outside directors voluntarily surrendered for exchange and cancellation their existing option contracts to purchase an aggregate of 530,564 shares of the Corporation’s common stock, representing 98.2% of the total option shares under all existing option contracts eligible for exchange by such directors; those existing option contracts were accepted for exchange by the Corporation; and in exchange for those surrendered option contracts, the Corporation issued new stock option contracts to them to purchase an aggregate of 446,000 shares of the Corporation’s common stock for exchange and cancellation of their existing option contracts. These new contracts have an exercise price of $0.40 per share, which represents the fair market value of a share of the Corporation’s common stock on August 6, 2009 (their grant date), as determined in accordance with the Corporation’s 2008 Stock Compensation Plan, vest immediately, and have no incremental compensation expense to the Company. The number of shares covered by the new stock options received by the outside directors averaged 0.83 new option shares for each surrendered and cancelled option share, which they required to avoid any such incremental compensation expense to the Company from their participation in the repricing exchange.

Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled $120,000 and $219,000 for the nine months ended September 30, 2009 and 2008, respectively. Compensation expense related to non-employee stock option grants awarded to the employees of the Company’s affiliates was $27,000 and $60,000 for the nine months ended September 30, 2009 and 2008, respectively. The unamortized expense as of September 30, 2009, was approximately $429,000 and $80,000 for employee and non-employee outstanding stock option grants, respectively. The impact of the total share-based compensation expense on basic/diluted earnings per share was $0.01 and $0.01 for both the nine months ended September 30, 2009 and 2008, respectively.

8.	Customer Deposits

Customer deposits at September 30, 2009, were $672,000 ($49,000 from domestic operations and $623,000 from international operations) compared to $582,000 at December 31, 2008 ($156,000 from domestic operations and $426,000 from international operations).

9.	Commitments and Contingencies

International Commitments

Certain of the Company’s international subsidiaries are profitable, while others are operating at a loss. In the event certain subsidiaries have continued losses, the Company may be required (by contract or to preserve its investment) to make additional cash infusions into those subsidiaries.

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

10.	Purchase of Interest in Subsidiaries

In July 2009, the Company purchased the remaining 49% ownership in the Company’s existing Romanian subsidiary, which currently has minimal operations. As consideration for purchase, the Company forgave $34,344 of debt owed by the former partner. The Company is currently assessing ongoing business opportunities for this subsidiary.

On August 6, 2009, the Board of Directors and its Audit Committee approved the purchase of the 51% ownership in S.C. SPAR City S.R.L., a Romanian marketing services company, held by SPAR InfoTech, Inc., an affiliated company (“SIT”) (see Note 6, Related-Party Transactions), for a cost of $61,876, which was the fair market value of SIT’s interest in the company as of June 30, 2009. The purchase by the Company of SIT’s entire 51% ownership in such new Romanian subsidiary was effective as of July 1, 2009, for purposes of the consolidation of the new Romanian subsidiary into the Company’s financial statements. The remaining 49% ownership in the new Romanian subsidiary is held by a Romanian party not affiliated with the Company.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Effective August 31, 2009, the Company purchased the remaining 50% ownership in the Company’s subsidiary in China, SPAR China Limited, at a cost of $1.00 and its assumption of a working capital loan payable to the previous partner for approximately $191,000 USD payable in eight monthly installments beginning September 2009. The Company is actively pursuing a new local partner in the merchandising business to purchase a 49% interest in its subsidiary in China.

The effects of the above transactions on the net income attributed to the Company and transfers to the non-controlling interest are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Net income attributed to SPAR Group, Inc	$157	$198
Transfers to the non-controlling interest:
Decrease in SPAR Group, Inc. Paid in Capital for purchase of Subsidiaries common stock	(3)	(3)
Change from net income attributed to SPAR Group, Inc. and transfer to non-controlling interest	154	195

11.	Geographic Data

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division, uses those divisions to improve its operational and strategic focuses, and tracks and reports certain financial information separately for each of those divisions, as described above. (See Note 2 - Business and Organization, above). The Company measures the performance of its Domestic and International divisions and subsidiaries using the same metrics. The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts. Set forth below are summaries (in thousands) of the Company’s net revenues from its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and from its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain International subsidiaries as a percent of consolidated net revenue, operating income (loss) and long lived assets by geographic area for the three and nine months ended September 30, 2009, and 2008, respectively, and at September 30, 2009, and December 31, 2008, respectively :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
United States	$6,518	$6,438	$18,921	$22,777
International	8,190	10,833	24,437	30,858
Total net revenues	$14,708	$17,271	$43,358	$53,635

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Net revenues International :		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Japan	$3,350	22.8%	$3,051	17.7%	$9,133	21.1%	$9,195	17.1%
Australia	2,008	13.6%	3,069	17.8%	4,346	10.0%	7,131	13.3%
India	1,165	7.9%	1,269	7.3%	3,997	9.2%	3,548	6.6%
Canada	752	5.1%	1,406	8.1%	3,680	8.5%	5,448	10.2%
All Others	915	6.3%	2,038	11.8%	3,281	7.6%	5,536	10.3%
Total international revenue	$8,190	55.7%	$10,833	62.7%	$24,437	56.4%	$30,858	57.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating income (loss):
United States	$188	$(92)	$262	$(8)
International	131	510	(62)	990
Total operating income (loss)	$319	$418	$200	$982

	September 30, 2009	December 31, 2008
Long lived assets:
United States	$3,930	$4,070
International	286	337
Total long lived assets	$4,216	$4,407

12.	Supplemental Balance Sheet Information (in thousands)

	September 30, 2009	December 31, 2008
Accounts receivable, net, consists of the following:

Trade	$8,565	$9,895
Unbilled	3,027	2,964
Non-trade	490	543
	12,082	13,402
Less allowance for doubtful accounts	(275)	(292)
Accounts receivable, net	$11,807	$13,110

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

	September 30, 2009	December 31, 2008
Property and equipment, net, consists of the following:

Equipment	$7,506	$7,423
Furniture and fixtures	560	555
Leasehold improvements	245	245
Capitalized software development costs	2,747	2,278
	11,058	10,501
Less accumulated depreciation and amortization	9,514	8,698
Property and equipment, net	$1,544	$1,803

	September 30, 2009	December 31, 2008
Accrued expenses and other current liabilities consist of the following:

Taxes payable	$441	$1,061
Accrued accounting and legal expense	228	277
Accrued salaries payable	1,297	622
Other	772	2,951
Accrued expenses and other current liabilities	$2,738	$4,911

13.	Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2009 and 2008, these exposures are primarily concentrated in the Japanese Yen, Australian Dollar and Canadian Dollar. International revenues for the nine months ended September 30, 2009 and 2008 were $24.5 million and $30.9 million, respectively. The international division reported a net (loss) income of approximately ($377,000) and $394,000 for the nine months ended September 30, 2009 and 2008, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $6.4 million and total liabilities were $5.4 million based on exchange rates at September 30, 2009.

14.	Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At September 30, 2009, the Company’s outstanding lines of credit totaled approximately $4.4 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	5.0%	$3,271
International	1.48% -8.49%	1,098
		$4,369

(1)	Based on interest rate at September 30, 2009.
(2)	Based on exchange rate at September 30, 2009.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Based on the 2009 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2009 by approximately $30,000.

15.	Recently Issued Accounting Standards

In June 2009, the FASB issued Codification and the Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. Management has determined that the adoption of these changes will not have an impact on the consolidated financial statements.

In June 2009, the FASB issued Amendments to Consolidation of Variable Interest Entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment are at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Management has determined that the adoption of these changes will not have an impact on the consolidated financial statements.

In May 2009, the FASB issued Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. The Company evaluated subsequent events through November 13, 2009; the issuance date of the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

16.	Taxes

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company’s policy is to record this interest and penalties as additional tax expense. The Company’s tax reserves at September 30, 2009 total $115,000 for potential domestic state tax and federal tax liabilities.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

17.	Preferred Stock

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

18.	Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

19.	Subsequent Events

The Company has entered into an agreement, effective November 30, 2009, to purchase the remaining 50% ownership in its Japan subsidiary for approximately $6,000 USD and is currently in negotiations with a local merchandising services company to purchase 49% ownership interest in this subsidiary.

SPAR Group, Inc. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2009 (this “Quarterly Report”), of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”, and together with the Securities Act, the “Securities Laws”) that are based on the Company’s best estimates. In particular and without limitation, this “Management’s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources” contains such forward-looking statements, which are included in (among other places) the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results, performance and achievements, whether expressed or implied by such forward-looking statements, to not occur, to not be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “likely”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar terms, variations of those terms or the negative of those terms. You should carefully consider such risks, uncertainties and other information, disclosures and discussions (including the risk factors described below) containing cautionary statements or identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

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

SPAR Group, Inc. and Subsidiaries

Overview

According to industry estimates over two billion dollars is spent annually in the United States alone on retail merchandising and marketing services. The merchandising and marketing services industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. The Company believes that merchandising and marketing services add value to retailers, manufacturers and other businesses and enhance sales by making a product more visible and available to consumers. These services primarily involve placing orders, shelf maintenance, display placement, reconfiguring products on store shelves and replenishing product inventory.

Manufacturers and retailers have been, and SPAR Group believes, will continue to outsource their merchandising and marketing service needs to third parties capable of operating at a lower cost by (among other things) serving multiple manufacturers simultaneously. The Company also believes that it is well positioned, as a domestic and international merchandising and marketing services company, to more effectively provide these services to retailers, manufacturers and other businesses around the world.

In addition, the consolidation of many retailers has created opportunities for third party merchandisers when an acquired retailer’s stores are converted to the format of the acquiring retailer. In many cases, stores are completely remodeled and re-merchandised after a consolidation.

SPAR Group believes the current trend in business toward globalization fits well with its expansion model. As companies expand into foreign markets they will need assistance in merchandising or marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising and marketing programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for  the Company to exploit its Internet-based technology and business model worldwide.

Domestic and International Geographic Divisions:

In order to cultivate foreign markets and expand SPAR Group Inc.’s merchandising and marketing services business outside of the United States, modify the necessary systems and implement its business model worldwide, and insure a consistent approach to its merchandising and marketing efforts worldwide, the Company has divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Merchandising Services Division, and International (i.e., all locations outside the United States), which are the sales territories for its International Merchandising Services Division. To that end, the Company also (1) provides and requires all of its locations to use its Internet based operating, scheduling and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with its financial reporting and disclosure controls and procedures, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company’s International subsidiaries and maintaining consistency with the Company’s other subsidiaries worldwide.

Each of these divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store chains, convenience and grocery stores in their respective territories. SPAR Group Inc.’s clients include the makers and distributors of home entertainment, general merchandise, health and beauty care, consumer goods and food products in their respective territories.

SPAR Group has provided merchandising and other marketing services in the United States since the formation of its predecessor in 1979 and outside the United States since it acquired its first international subsidiary in Japan in May of 2001. Today the Company conducts its business through its domestic and international divisions in 12 territories around the world whose populations represent approximately 48% of the total world population.

SPAR Group, Inc. and Subsidiaries

The percentage of the Company’s equity ownership operating territories, and the principal office location for its US (Domestic) subsidiaries and each of its foreign (International) subsidiaries is as follows:

Primary Territory (+ additional Territory)	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York
Japan	May 2001	50%	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
Turkey	July 2003	51%*	Istanbul, Turkey
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Romania	July 2009	51%**	Bucharest, Romania
China	February 2005	100%***	Hong Kong, China
Lithuania (+ Latvia)	September 2005	51%	Siauliai, Lithuania
Australia (+ New Zealand)	April 2006	51%	Melbourne, Australia

*	Currently inactive and exploring a change in market focus.

**	Currently the Company owns two subsidiaries in Romania. One Subsidiary is 100% owned and currently inactive. The second subsidiary, acquired in July 2009, is 51% owned and is active.

***	Temporarily 100% is owned by the Company which is currently negotiating with a local merchandising and services company to purchase 49% of this subsidiary.

One key to the Company’s international expansion strategy is its internally developed capability to translate all of its current and future proprietary Internet-based logistical, communications and reporting software applications into any language for any market in which it operates or would like to enter. Through the Company’s IT operations currently located in the facilities in Auburn Hills, Michigan, it provides worldwide access to the proprietary logistical, communications and reporting software to its entire operations worldwide on a 24/7/365 basis.

Another key to the Company’s international strategy is its policy of seeking a material investor in a new subsidiary in an international location who is an experienced person or company in the local country who is not otherwise affiliated with SPAR Group (each a “Local Owner”). The Company generally seeks to own at least 51% of a foreign subsidiary, although the Company currently owns 50% of the equity interest in its subsidiary in Japan and has agreed to acquire the other 50% (see Note 19 – Subsequent Events).  Canada, Romania and China are the only international subsidiaries wholly-owned by SPAR Group at the present time. The Company is actively seeking another Local Owner in China and likely will do so in Japan. A Local Owner provides equity, credit support and certain services to each international subsidiary not wholly owned by the Company, as well as the useful local attention, perspective and relationships of an equity owner with a strong financial stake in such subsidiary’s success. The Company provides executive management and support to each foreign subsidiary as well its operational backbone (and procedures and controls) through its proprietary Internet-based logistical, communications, reporting and accounting programs.

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2009, to the Company’s critical accounting policies as reported in the Company’s Annual Report for 2008 on Form 10-K.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended September 30, 2009, compared to three months ended September 30, 2008

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2009		2008		Increase/
	$	%	$	%	(decrease)
Net revenues	$14,708	100.0%	$17,271	100.0%	(14.8)%
Cost of revenues	10,373	70.5	12,237	70.8	(15.2)
Selling, general & administrative expense	3,745	25.5	4,377	25.3	(14.4)
Depreciation and amortization	271	1.8	239	1.4	13.4
Interest expense	49	0.3	92	0.5	(47.0)
Other (income) expense	(101)	(0.7)	301	1.7	—
Income (loss) before income taxes	371	2.6	25	0.1	—
Provision for income taxes	24	0.1	25	0.1	—
Net income before non-controlling interest	347	2.5	—	—	—
Net income attributable to non-controlling interest	190	(1.3)	117	(0.7)	—
Net income attributable to Spar Group, Inc.	$157	1.2%	$(117)	(0.7)%	—

Net Revenues

Net revenues for the three months ended September 30, 2009, were $14.7 million, compared to $17.3 million for the three months ended September 30, 2008, a decrease of $2.6 million or 14.8%.

International net revenues totaled $8.2 million for the three months ended September 30, 2009, compared to $10.8 million for the same period in 2008, a decrease of $2.6 million or 24.4%. The decrease in 2009 international net revenues as compared to 2008 was primarily due to the loss of a key client in each of the following markets, Australia, China and Canada and a decision by management to suspend services in the Turkish market as it evaluates more profitable alternatives.

Domestic net revenues totaled $6.52 million in the three months ended September 30, 2009, compared to $6.44 million for the same period in 2008. Domestic net revenues increased by $80,000, even as the economy continued to show weakness, based on new client relationships which replaced service work at a large electronic retail chain that ceased to exist early in 2009.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 70.5% of net revenues for the three months ended September 30, 2009 and 70.8% for the three months ended September 30, 2008.

Internationally, the cost of revenues decreased to 73.4% of net revenues for the three months ended September 30, 2009, compared to 75.2% of net revenues for the three months ended September 30, 2008. The cost of revenue percentage decrease of 1.8% was primarily due to a profitable mix of product services in the key markets of Japan, India and Canada, partially offset by higher cost margin business in Australia.

Domestic cost of revenues was 66.9% of net revenues for the three months ended September 30, 2009, and 63.5% of net revenues for the three months ended September 30, 2008. The increase in cost of revenues as a percentage of net revenues of 3.4% was directly attributable to the loss of business services provided to the electronic retailer that ceased doing business in early 2009 that was replaced with a mix of higher cost margin products and services provided to the balance of customers.

SPAR Group, Inc. and Subsidiaries

Approximately 80% and 78% of the Company’s domestic cost of revenues in the three months ended September 30, 2009 and 2008, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. As a result of continuing efforts to reduce such expenses, selling, general and administrative expenses decreased by $632,000, or 14.4%, for the three months ended September 30, 2009, to $3.7 million compared to $4.4 million for the same period in 2008.

International selling, general and administrative expenses totaled $2.0 million for the three months ended September 30, 2009, compared to $2.1 million for the same period in 2008. The decrease of approximately $100,000 in international selling, general and administrative expenses was primarily due to expense reductions in Canada of $137,000 and Australia of $95,000 primarily driven by lower salary and other employee related expenses and consulting fees.  These favorabilities were partially offset by expenses in the new Romanian joint venture that was not part of the Company in 2008.

Domestic selling, general and administrative expenses totaled $1.7 million for the three months ended September 30, 2009, compared to $2.2 million for the same period in 2008. The decrease in domestic selling, general and administrative expenses of approximately $500,000 was primarily due to a reduction in salary and related expenses, and a reduction in marketing, legal and accounting expenses.

Depreciation and Amortization

Depreciation and amortization charges for the three months ended September 30, 2009, totaled $271,000 and $239,000 for the same period in 2008. The increase was primarily driven by increased capitalization of internally developed software.

Interest Expense

Interest expense decreased 47% to $49,000 from $92,000 for the three months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to decreases in borrowings in the domestic division as well as decreases in interest rates in both the domestic and international divisions.

Other (Income) Expense

Other income totaled $101,000 compared with other expense of $301,000 for the three months ended September 30, 2009 and 2008, respectively. Included in the 2009 third quarter results was approximately $94,000 of cost concessions provided by the joint venture partner in China. Included in other expense for the three months ended September 30, 2008, was primarily  non-recurring legal cost.

Income Taxes

The income tax provision for the three months ended September 30, 2009 was $24,000 resulting primarily from domestic state taxes of $15,000 and $9,000 for tax provisions related to international profits for the three months ended September 30, 2009. There were no tax provisions for federal tax as the Company provides a valuation allowance against any deferred benefits arising from operating loss carry forwards. Income tax provision for the three months ended September 30, 2008, was $25,000 resulting primarily from international operations.

SPAR Group, Inc. and Subsidiaries

Non-controlling Interest

Non-controlling interest in income of subsidiaries of approximately $190,000 and approximately $117,000 resulted from the net operating profits of the Company’s 51% and 50% owned subsidiaries for the three months ended September 30, 2009 and 2008, respectively.

Net Income (Loss)

The Company reported a net income of $157,000 for the three months ended September 30, 2009, or $0.01 per share, compared to a net loss of $117,000, or $0.01 per share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Nine months ended September 30, 2009, compared to nine months ended September 30, 2008

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2009		2008		Increase/
	$	%	$	%	(decrease)
Net revenues	$43,358	100.0%	$53,635	100.0%	(19.2)%
Cost of revenues	30,757	70.9	38,440	71.7	(20.0)
Selling, general & administrative expense	11,601	26.7	13,545	25.3	(14.4)
Depreciation and amortization	800	1.8	668	1.2	19.9
Interest expense	155	0.4	254	0.5	(38.8)
Other (income) expense	(542)	(1.2)	865	1.6	—
Income (loss) before income taxes	587	1.4	(137)	(0.3)	—
Provision for income taxes	246	0.6	4	—	—
Net income (loss) before non-controlling interest	341	0.8	(141)	(0.3)	—
Net income attributable to non-controlling interest	143	0.3	223	0.4	—
Net income (loss) attributable to Spar Group, Inc.	$198	0.5%	$(364)	(0.7)%	—

Net Revenues

Net revenues for the nine months ended September 30, 2009, were $43.4 million, compared to $53.6 million for the nine months ended September 30, 2008, a decrease of $10.2 million or 19.2%.

International net revenues totaled $24.5 million for the nine months ended September 30, 2009, compared to $30.8 million for the same period in 2008, a decrease of $6.3 million or 20.8%. The decrease in 2009 international net revenues as compared to 2008 was primarily due to the loss of a key client in each of the following markets: Australia, China and Canada and a decision by management to suspend services in the Turkish market as it evaluates more profitable alternatives.

Domestic net revenues totaled $18.9 million in the nine months ended September 30, 2009, compared to $22.8 million for the same period in 2008. Domestic net revenues decreased $3.9 million due to the reported bankruptcy and eventual liquidations of a major electronics retailer, and reduction in revenue from a significant retail customer and some non-recurring project work, partially offset by increased project revenue from existing and new client business.

Approximately 5.4% of the Company’s net revenues for the nine months ended September 30, 2008, resulted from merchandising services performed for manufacturers and other clients at Circuit City Stores, Inc. (“Circuit City”). Circuit City filed for protection under the U.S. Bankruptcy Code in November 2008 and in early 2009, closed its stores and liquidated its assets. The receivables related to Circuit City have been appropriately reserved in the allowance for doubtful accounts.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 70.9% of net revenues for the nine months ended September 30, 2009, and 71.7% for the nine months ended September 30, 2008.

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 75.6% of net revenues for the nine months ended September 30, 2009, compared to 74.6% of net revenues for the nine months ended September 30, 2008. The international cost of revenues percentage increase of 1% was primarily attributed to a mix of higher cost margin products and services offered in Canada and Australia, partially offset by a favorable mix of products and services offered in Japan, India and China.

Domestic cost of revenues was 64.9% of net revenues for the nine months ended September 30, 2009, and 67.7% of net revenues for the nine months ended September 30, 2008. The decrease in cost of revenues as a percentage of net revenues of 2.8% was due to a favorable mix of product and services.

Approximately 84.4% and 84.0% of the Company’s domestic cost of revenues in the nine months ended September 30, 2009 and 2008, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company’s affiliates, SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), respectively (see Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. As a result of continuing efforts to reduce such expenses, selling, general and administrative expenses decreased by $1.9 million, or 14.4%, for the nine months ended September 30, 2009, to $11.6 million compared to $13.5 million for the same period in 2008.

International selling, general and administrative expenses totaled $6.0 million for the nine months ended September 30, 2009, compared to $6.8 million for the same period in 2008. The $800,000 decrease in international selling, general and administrative expenses was primarily due to expense reductions to offset lost project revenue in Australia of $429,000 and Canada $409,000.  The expense reductions in both subsidiaries were primarily attributable to reductions in salary and other employee related expenses, marketing, legal and accounting and other office expenses.

Domestic selling, general and administrative expenses totaled $5.6 million for the nine months ended September 30, 2009, compared to $6.7 million for the same period in 2008. The decrease in domestic selling, general and administrative expenses of $1.1 million was primarily due to a reduction in salary and related expenses, and lower legal and accounting fees.

Depreciation and Amortization

Depreciation and amortization charges for the nine months ended September 30, 2009, totaled $800,000 compared to $668,000 for the same period in 2008. The increase was primarily driven by increased capitalization of internally developed software.

Interest Expense

Interest expense decreased 38.8% to $155,000 from $254,000 for the nine months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to decreases in borrowings in the domestic division as well as decreases in interest rates in both the domestic and international divisions.

Other (Income) Expense

Other income totaled $542,000 compared with other expense of $865,000 for the nine months ended September 30, 2009 and 2008, respectively. Included in other income for the nine months ended September 30, 2009, was approximately $265,000 resulting from a favorable judgment in a legal action and $285,000 for a credit from prior legal expenses. Included in other expense for the nine months ended September 30, 2008, was approximately $740,000 for non-recurring legal cost.

SPAR Group, Inc. and Subsidiaries

Income Taxes

Income tax provision for the nine months ended September 30, 2009, was $246,000 resulting primarily from tax provisions related to international profits. Domestic income taxes for the nine months ended September 30, 2009, were approximately $45,000 for domestic state taxes. There were no tax provisions for federal tax as the Company provides a valuation allowance against any deferred benefits arising from operating loss carry forwards. Income tax benefit for the nine months ended September 30, 2008 was approximately $4,000 resulting from minimum domestic state taxes due.

Non-controlling Interest

Non-controlling interest income of approximately $143,000 and $223,000 resulted from the net operating profits of the Company’s 51% and 50% owned subsidiaries for the nine months ended September 30, 2009 and 2008, respectively.

Net Income (Loss)

The Company reported a net income of $198,000 for the nine months ended September 30, 2009, or $0.01 per share, compared to a net loss of $364,000, or $0.02 per share, for the corresponding period last year.

Liquidity and Capital Resources

In the nine months ended September 30, 2009, the Company had net income of $198,000.

Net cash provided by operating activities was $2.0 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively.

Net cash used in investing activities for the nine months ended September 30, 2009, and September 30, 2008, was approximately $602,000 and $1.1 million, respectively. The decrease in net cash used in investing activities was a result of decreased investment in software development costs offset by the acquisition of a new business in Romania.

Net cash used in financing activities for the nine months ended September 30, 2009 and September 30, 2008, was approximately $1.1 million in both years. Net cash used in financing activities was primarily payments on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2009, of $355,000.

At September 30, 2009, the Company had working capital of $16,000, as compared to a negative working capital of $635,000 at December 31, 2008. The Company’s current ratio was 1.0 to 1 at September 30, 2009, and 0.96 at December 31, 2008.

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

SPAR Group, Inc. and Subsidiaries

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

The basic interest rate under the Credit Facility is the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Credit Facility was 5% per annum for the nine months ended September 30, 2009. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were approximately $3.3 million and $4.0 million at September 30, 2009, and December 31, 2008, respectively. As of September 30, 2009, the Company had unused availability under the Credit Facility of $47,000 out of the remaining maximum $1.7 million unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at September 30, 2009, and December 31, 2008.

The Webster credit facility contains certain restrictive covenants. At September 30, 2009, the Company was in compliance with these covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary SPAR FM Japan, Inc. has a line of credit agreement totaling 100 million Yen or approximately $1.1 million (based upon the exchange rate at September 30, 2009). At September 30, 2009, SPAR FM Japan, Inc. had 27 million Yen or $300,000 outstanding under the line of credit and there was no outstanding balance at December 31, 2008 (based upon the exchange rate at that date). The average interest rate was 1.48% per annum for the nine months ended September 30, 2009.

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.7 million (based upon the exchange rate at September 30, 2009). At September 30, 2009, SPARFACTS Australia Pty. Ltd. had $476,000 (Australian) or $416,000 outstanding under the line of credit and at December 31, 2008, SPARFACTS Australia Pty. Ltd. had $1.4 million (Australian), or approximately $1.0 million, outstanding under the line of credit (based upon the exchange rate at those dates). The average interest rate was 8.49% per annum for the nine months ended September 30, 2009.

On October 20, 2006, SPAR Canada Company, a wholly-owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $691,000 (based upon the exchange rate at September 30, 2009). The

SPAR Group, Inc. and Subsidiaries

Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant. On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008; Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). The outstanding balances under the line of credit agreement were $415,000 (Canadian) or $383,000 and $691,000 (Canadian) or $565,000 at September 30, 2009, and December 31, 2008, respectively (based upon the exchange rate at those dates). The average interest rate was 3.25% per annum for the nine months ended September 30, 2009.

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

The Company’s Credit Facility with Webster is scheduled for renewal in March 2010.

Certain Contractual Obligations

The following table contains a summary of certain of the Company’s contractual obligations by category as of September 30, 2009 (in thousands):

Contractual Obligations	Period in which payments are due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$4,369	$4,369	$ –	$ –	$ –
Capital Lease Obligations	134	129	5	–	–
Operating Lease Obligations	1,912	187	1,222	503	–
Total	$6,415	$4,685	$ 1,227	$ 503	$ –

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

SPAR Group, Inc. and Subsidiaries

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At September 30, 2009, the Company’s outstanding lines of credit totaled approximately $4.4 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	5.0%	$ 3,271
International	1.48% - 8.49%	1,098
		$ 4,369

(1)	Based on interest rate at September 30, 2009.
(2)	Based on exchange rate at September 30, 2009.

Based on the 2009 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2009, by approximately $30,000.

The Company has foreign currency exposure with its international subsidiaries. In both 2009 and 2008, these exposures are primarily concentrated in the Japanese Yen, Australian Dollar and Canadian Dollar. International revenues for the nine months ended September 30, 2009 and 2008 were $24.5 million and $30.9 million, respectively. The international division reported a net (loss) income of approximately ($377,000) and $394,000 for the nine months ended September 30, 2009 and 2008, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $6.4 million and total liabilities were $5.4 million based on exchange rates at September 30, 2009.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covering this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Risk of a NASDAQ Delisting

On September 16, 2009, the Company received a notification letter from NASDAQ that the Company is no longer in compliance with certain requirements for continued listing on The NASDAQ Capital Market The letter from the NASDAQ stated the Company has failed to maintain a minimum closing bid price of $1.00 per share for its shares of Class A Common Stock for the prior 30 consecutive business days as required by NASDAQ Stock Market Listing Rule 5550(a)(2) (the “Bid Price Rule”). The letter provides that SPAR Group has until March 15, 2010 as a grace period to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for a minimum of ten consecutive business days. If at any time during the grace period the bid price of the SPAR Group’s security closes at $1.00 per share or more for a minimum of ten consecutive business days, NASDAQ will provide the Company with written confirmation of compliance and the matter will be closed.

In the event the Company does not regain compliance with the Rule prior to the expiration of the grace period, it will receive written notification that its securities are subject to delisting. Alternatively, the Company may be eligible for an additional grace period if it meets the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market. If it meets the initial listing criteria, Staff will notify the Company that it has been granted an additional 180 calendar day compliance period.

SPAR Group, Inc. and Subsidiaries

The NASDAQ letter does not affect the listing of the Company’s securities at this time, and SPAR Group shares will continue to trade on The NASDAQ Capital Market under the symbol, SGRP.

Existing Risk Factors

The Company’s Annual Report for 2008 on Form 10-K describes various risk factors applicable to the Company and its businesses in Item 1A under the caption “Risk Factors”, which risk factors are incorporated by reference into this Quarterly Report. Except for the addition of the new Risk of a Nasdaq Delisting in this Quarterly Report, above, there have been no material changes in the Company’s risk factors since the Company’s Annual Report for 2008 on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a): Not applicable

Item 2(b): Not applicable

Item 2(c): Not applicable

Item 3.	Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.

Item 3(b): Defaults under Preferred Stock: None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 4, 2009, SGRP filed a Current Report on Form 8-K with the SEC reporting the results of the votes of its stockholders on the matters submitted to them at their annual meeting on May 28, 2009, which results are incorporated herein by reference. In summary, and without limiting such incorporated results, SGRP’s stockholders at such annual meeting (1) re-elected SGRP’s existing Board of Directors, (2) ratified the appointment of Rehmann Robson, P.C. as the Company’s independent auditors for the year ending December 31, 2009, and (3) approved the adoption of the repricing amendment to the 2008 stock compensation plan.

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

Date: November 16, 2009	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory