Form 10-K
period 2009-12-31
SPAR GROUP INC
filed 2010-04-15
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-K

 (Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009
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

Large Accelerated Filer        ☐                                    Accelerated Filer  ☐

Non-Accelerated Filer          ☐                                    Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES  ☐  NO  ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2009, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $3,700,000.

The number of shares of the Registrant’s Common Stock outstanding as of December 31, 2009, was 19,139,365 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Shareholders, presently scheduled to be held on May 27, 2010, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Statements contained in this Annual Report on Form 10-K of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”, and together with the Securities Act, the “Securities Laws”), including, in particular and without limitation, the statements contained in the discussions under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual achievements, business, performance, prospects and results, whether expressed or implied by such forward-looking statements, to fail to occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’s plans, intentions and best estimates of the Company’s current and accounts, assets, business, cash flow, credit, expenses, financial condition, growth, income, liabilities, operations, prospects, reputation, taxation or other results or condition (collectively, the Company's "Condition and Results"). Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar words or variations or the negative of those words.

You should carefully review and consider all forward-looking and other information contained in this Annual Report, including (without limitation) the risk factors described below and any other cautionary statements contained in this Annual Report. All forward-looking and other statements attributable to the Company or persons acting on its behalf are expressly qualified by all such risk factors and other cautionary statements, which could cause the Company's actual Condition and Results to differ materially from those estimated or desired and included in the Company's forward-looking statements or other information.  Although the Company believes that its plans, intentions and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure that such plans, intentions or expectations will be achieved in whole or in part, that it has identified all potential risks or that it can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described below (See Item 1A – Risk Factors) and any other cautionary statements contained in this Annual Report on Form 10-K. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by all such risk factors and other cautionary statements.

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements are based on the information currently available to it and speak only as of the date on the cover of this Annual Report. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual business, income, growth or other Condition and Results will likely differ from our estimated or desired Condition and Results that are expressed or implied by the Company's forward-looking statements, and such difference might be significant and materially and adversely affect the Company, its business, income, growth or other Condition and Results or the value of your investment in the Company's Common Stock.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as and to the extent required by applicable law.

Item 1. Business

GENERAL

SPAR Group, Inc., (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office, grocery and drug store chains, independent, convenience and electronics stores, as well as providing furniture and other product assembly services and related technology services and marketing research.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company operates in 11 countries whose populations represent approximately 47% of the total world population, through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at the store level, and the Company may be engaged by either the retailer or the manufacturer.  Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories "on the shelf" in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, kiosk replenishment and providing in-store event staffing and in store, in home and in office assembly services.  Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, special seasonal or promotional merchandising, focused product support and product recalls.  The Company continues to seek to expand its merchandising, assembly and marketing services business throughout the world.

An Overview of the Merchandising and Marketing Services Industry

According to industry estimates over two billion dollars is spent annually in the United States alone on retail merchandising and marketing services. The merchandising and marketing services industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. The Company believes that merchandising and marketing services add value to retailers, manufacturers and other businesses and enhance sales by making a product more visible and more available to consumers. These services primarily involve placing orders, shelf maintenance, display placement, reconfiguring products on store shelves and replenishing product inventory.

Historically, retailers staffed their stores as needed to provide these services to ensure, that manufactures inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics and product placement were properly merchandised. However retailers, in an effort to improve their margins, decreased their own store personnel and increased their reliance on manufacturers to perform such services. Initially, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. Additionally, retailers also used their own employees to merchandise their stores to satisfy their own merchandising needs. However, both the manufacturers and the retailers discovered that using their own sales representatives and employees for this purpose was expensive and inefficient.

Manufacturers and retailers have been, and SPAR Group believes they will continue, outsourcing their merchandising and marketing service needs to third parties capable of operating at a lower cost by (among other things) serving multiple manufacturers simultaneously.  The Company also believes that it is well positioned, as a domestic and international merchandising and marketing services company, to more effectively provide these services to retailers, manufacturers and other businesses around the world.

Another significant trend impacting the merchandising and marketing services business is the tendency of consumers to make product purchase decisions once inside the store. Accordingly, merchandising and marketing services and in-store product promotions have proliferated and diversified. Retailers are continually re-merchandising and re-modeling entire stores in an effort to respond to new product developments and changes in consumer preferences. We estimate that these activities have increased in frequency over the last five years. Both retailers and manufacturers are seeking third parties to help them meet the increased demand for these labor-intensive services.

In addition, the consolidation of many retailers has created opportunities for third party merchandisers when an acquired retailer's stores are converted to the look and format of the acquiring retailer. In many cases, stores are completely remodeled and re-merchandised after a consolidation.

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

Domestic and International Geographic Divisions:

In order to cultivate foreign markets and expand SPAR Group Inc.’s merchandising and marketing services business outside of the United States, modify the necessary systems and implement its business model worldwide, and insure a consistent approach to its merchandising and marketing efforts worldwide, the Company has divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Merchandising Services Division, and International (i.e., all locations outside the United States), which are the sales territories for its International Merchandising Services Division.  To that end, the Company also (1) provides and requires all of its locations to use its Internet based accounting, operating, scheduling and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with its financial reporting and disclosure controls and procedures, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's International subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide.

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

SPAR Group has provided merchandising and other marketing services in the United States since the formation of its predecessor in 1979 and outside the United States since it acquired its first international subsidiary in Japan in May of 2001.  Today the Company conducts its business through its domestic and international divisions in 11 territories around the world whose populations represent approximately 47% of the total world population.

The Company's International business in each territory outside the United States is conducted through a foreign subsidiary incorporated in its primary territory.  The primary territory (together with each additional territory in which it conducts its business), establishment date (which may include predecessors), the percentage of the Company's equity ownership, and the principal office location for its US (Domestic) subsidiaries and each of its foreign (International) subsidiaries is as follows:

Primary Territory (+ additional Territory)	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York United States of America
Japan	May 2001	100%*	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
Turkey	July 2003	51%**	Istanbul, Turkey
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
China	February 2005	100%***	Hong Kong, China
Lithuania (+ Latvia)	September 2005	51%	Siauliai, Lithuania
Australia (+ New Zealand)	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%****	Bucharest, Romania

*	Temporarily 100% is owned by the Company which is currently negotiating with a local merchandising and services company to purchase 49% of this subsidiary

**	Currently inactive and exploring a change in market focus.

***
In March 2010, the Company signed a new Joint Venture agreement with a Local Partner to establish a new merchandising and marketing company in mainland China.  The new company is expected to be operational by June 2010.

****	Currently the Company owns two subsidiaries in Romania. One Subsidiary is 100% owned and currently inactive. The second subsidiary, acquired in July 2009, is 51% owned and is active.

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

Another key to the Company’s international strategy is its policy of seeking a material investor in a new subsidiary in an international location who is an experienced person or company in the local country who is not otherwise affiliated with SPAR Group (each a "Local Owner").  The Company generally seeks to own at least 51% of a foreign subsidiary.  Canada, China, Japan and Romania are the only international subsidiaries wholly-owned by SPAR Group at the present time.  The Company is actively seeking another Local Owner in China and Japan.  A Local Owner provides equity, credit support and certain services to each international subsidiary not wholly owned by the Company, as well as the useful local attention, perspective and relationships of an equity owner with a strong financial stake in such subsidiary's success.   The Company provides executive management and support to each foreign subsidiary as well its operational backbone (and procedures and controls) through its proprietary Internet-based logistical, communications, reporting and accounting programs.  (See Item 1A, Risks of Having Material Local Investors in International Subsidiaries, page 15, below.)

Financial Information about Our Domestic and International Geographic Divisions

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both our domestic and international divisions, and tracks and reports certain financial information separately for each of those divisions, as described above.  The Company measures the performance of its Domestic and International divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding the Company's two geographic divisions, which includes their net revenues and operating (loss) income for each of the years ended December 31, 2009, and December 31, 2008, and long-lived assets as of December 31, 2009, and December 31, 2008, are provided in Note 11 to the Company's consolidated financial statements, page F-26, below.

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

On December, 4, 2009, the Company acquired substantially all of the domestic merchandising service business and customer contracts and hired certain employees of Brenner Associates Inc., which also did business as National Marketing Services or "NMS".  The NMS assets acquired included all of the stock of its wholly owned subsidiaries; National Assembly Services, Inc., a New Jersey corporation that performs in-home furniture assembly services ("NAS"), and NMS Retail Services ULC (“NRS”), a Nova Scotia unlimited Liability Company that performs merchandising services in Canada (See Note 13 to the Consolidated Financial Statements – Acquisition).

Leverage and Improve Technology:

The Company believes that providing merchandising and marketing services in a timely, accurate and efficient manner, as well as delivering timely, accurate and useful reports to its clients, are key components that are and will continue to be critical to the Company’s success. The Company has developed Internet-based logistic deployment, communications, and reporting systems that improve the productivity of its merchandising specialists and assembly technicians, and provide timely data to its clients. The Company’s merchandising specialists and assembly technicians use hand-held computers, personal computers or laptop computers to report the status of each store or client product they service. Merchandising specialists and technicians report on a variety of issues such as store conditions, status of client products (e.g. out of stocks, inventory, display placement) or they may scan and process new orders for certain products.

Through the Company’s automated labor tracking system, its merchandising specialists and assembly technicians communicate work assignment completion information via the Internet, hand held technology, cellular telephone or landlines, enabling the Company to report hours and other completion information for each work assignment on a daily basis and providing the Company with daily, detailed tracking of work completion.  This information is analyzed and displayed in a variety of reports that can be accessed by both the Company and its clients via the Internet. These reports can depict the status of merchandising projects in real time. This technology also allows the Company to schedule its merchandising specialists and technicians more efficiently, quickly quantify the benefits of its services to clients, rapidly respond to clients’ needs and rapidly implement programs.

The Company intends to continue to utilize computer (including hand-held computers), Internet, cellular telephone and other technology to enhance its efficiency and ability to provide real-time data to its clients, as well as, maximize the speed of communication, and logistical deployment of its merchandising specialists and assembly technicians. Industry sources indicate that clients are increasingly relying on merchandising and marketing service providers to supply rapid, value-added information regarding the results of merchandising and marketing expenditures on sales and profits. The Company (together with certain of its affiliates) has developed and owns proprietary Internet-based software technology that allows it to utilize the Internet to communicate with its field management, schedule its store-specific field operations more efficiently, receive information and incorporate the data immediately, quantify the benefits of its services to clients faster, respond to clients’ needs quickly and implement client programs rapidly. The Company has successfully modified and is currently utilizing certain of its software applications in connection with its international ventures.

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

The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, furniture and other product assembly services, RFID services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, electronics store chains, drug store chains, convenience and grocery stores. The International Merchandising Services Division established in May 2001, currently provides similar merchandising, marketing services and in-store event staffing through subsidiaries in Japan, Canada, South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand. Today the Company operates in 11 countries whose population represents approximately 47% of the total world population.

The Company provides its merchandising and marketing services primarily on behalf of retailers and consumer product manufacturers and distributors at mass merchandiser, electronic, drug and retail grocery chains. The Company currently provides three principal types of merchandising and marketing services: syndicated services, dedicated services and project services.

Syndicated Services:

Syndicated services consist of regularly scheduled, routed merchandising and marketing services provided at the retail store level for various manufacturers and distributors. These services are performed for multiple manufacturers and distributors, including, in some cases, manufacturers and distributors whose products are in the same product category. Syndicated services may include activities such as:

•	Reordering and replenishment of products
•	Ensuring that the clients' products authorized for distribution are in stock and on the shelf or sales floor
•	Adding new products that are approved for distribution but not yet present on the shelf or sales floor
•	Designing and implementing store planogram schematics
•	Setting product category shelves in accordance with approved store schematics
•	Ensuring that product shelf tags are in place
•	Checking for overall salability of the clients' products
•	Placing new product and promotional items in prominent positions
•	Kiosk replenishment and maintenance

Dedicated Services:

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

Project Services:

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

 Assembly Service:

Assembly services are initiated by retailers, manufacturers or consumers, for which the Company assembles furniture, grills, fitness equipment and many other products either at retail, in-home or in-office as requested.  The Company performs ongoing routed coverage at retail ensuring furniture and other product lines are well displayed and maintained, while building any new items or replacement items.  In addition, the Company provides in-home and in-office assembly to customers who purchase their product at retailers, on line or through catalog services.

In-Store Event Staffing Services:

The Company provides in-store product samplings and in-store product demonstrations to national chains in target markets worldwide. The Company has also developed additional product offerings in an effort to expand this segment of its business.

Other Marketing Services:

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

CUSTOMER BASE

The Company currently represents numerous manufacturers and/or retail clients in a wide range of retail chains and stores worldwide, including:

•	Mass Merchandisers
•	Drug
•	Grocery
•	Office Supply
•	Other retail outlets (such as discount and electronic stores, in-home and in-office, etc.)

One customer accounted for 10% and 7% of the Company's net revenues for the years ended December 31, 2009, and 2008, respectively, resulting from merchandising services performed for a large pharmaceutical distributor. This customer accounted for approximately 6% and 3% of the Company's accounts receivable at December 31, 2009, and 2008, respectively.

A second customer accounted for 6% and 5% of the Company’s net revenues for the years ended December 31, 2009, and 2008, respectively, resulting from merchandising services performed for manufacturers and others in stores operated by a leading mass merchandising chain in the United States. These customers accounted for approximately 9% and 4% of the Company’s accounts receivable at December 31, 2009, and 2008, respectively.

In addition, approximately 5% and 11% of the Company’s net revenues for the years ended December 31, 2009, and 2008, respectively, resulted from merchandising services performed for a national drug store chain. This customer accounted for approximately less than 1% and approximately 4% of the Company’s accounts receivable at December 31, 2009, and 2008, respectively.

Also, less than 1% and 9% of the Company’s net revenues for the years ended December 31, 2009, and 2008, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by Circuit City Stores, Inc. ("Circuit City"), which until recently was a leading electronics chain in the United States. Services performed for those clients in Circuit City also accounted for 2% and 7% of Company’s accounts receivable at December 31, 2009, and 2008, respectively.  Circuit City closed a number of stores in 2008 and filed for protection under the U.S. Bankruptcy Code on November 10, 2008.  On January 17, 2009, Circuit City began the complete liquidation of all of its inventory.  Its liquidation sales continued through March 31, 2009, and eventually closed all of its stores.  At December 31, 2009, Circuit City owed the Company approximately $245,000 in unpaid (pre-bankruptcy) receivables.  The Company has fully reserved this receivable for the potential non collectability of these receivables.

While the Company's contractual relationships or agreements were for the most part with various clients and not directly with Circuit City, the closing of this retailer's stores resulted in a significant decrease in the Company's 2009 revenues and had an adverse effect on the Company's business, results of operations and financial condition.

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

TRADEMARKS

The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly, efficiently and consistently over a wide geographic area. (See “An Overview of the Merchandising and Marketing Services Industry” and “Competition”).

EMPLOYEES

Worldwide the Company utilized a labor force of approximately 8,500 people in 2009. Today the Company operates in 11 countries whose population represents approximately 47% of the total world population.

As of December 31, 2009, the Company’s Domestic Merchandising Services Division utilized a labor force of approximately 5,100 people. There were 217 full-time employees and 27 part-time employees engaged in domestic operations. Of the 217 full-time employees, 138 employees (54 client service and 80 operational support and 4 were engaged in sales) were engaged in office operations, 79 were engaged in field merchandising operations. The Company’s Domestic Merchandising Services Division utilized the services of its affiliate, SPAR Management Services, Inc. (“SMSI”), to schedule and supervise its field force of merchandising specialists and assembly technicians, which consists of independent contractors furnished by SPAR Marketing Services, Inc. (“SMS”), another affiliate of the Company (See Item 13 – Certain Relationships and Related Transactions and Director Independence, and Note 9 – Related Party Transactions, below) as well as the Company’s domestic field employees. SMS and SMSI furnished approximately 4,800 merchandising specialists and assembly technicians (all of whom are independent contractors of SMS) and 50 field managers (all of whom were full-time employees of SMSI), respectively.

As of December 31, 2009, the Company’s International Merchandising Services Division’s labor force consisted of approximately 3,400 people. There were 421 full-time and 40 part-time employees engaged in international operations.  Of the 421 full-time employees, 50 employees were engaged in office operations, 359 were engaged in field management and 12 employees were engaged in sales. The International Division’s field force consisted of approximately 2,900 merchandising specialists of which approximately 2,650 were Company employees and approximately 250 were independent contractors.

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

Item 1A. Risk Factors

There are various risks associated with investing in any common stock issued by SGRP ("SGRP Common Stock") that are more fully described below. You should carefully consider each of those risk factors before you purchase or trade any of SGRP Common Stock.  If any of the described risks develops into actual events, or any other risks arise and develop into actual events, the Company's present or future business, income, growth or other Condition and Results could be materially and adversely affected (in whole or in part), the market price of the SGRP Common Stock could decline, and you could lose all or part of your investment in your SGRP Common Stock.

The Company has described the risk factors that it currently consider material based on its best estimates respecting those risk factors, our current and future business, income, growth or other Condition and Results, the likelihood of those risks developing into actual events and the likely impact of those events on our business, income, growth or other Condition and Results, which all involve and include "forward-looking statements" within the meaning of applicable Securities Law (as discussed above).  The Company also may be facing additional risks individually, and the merchandising service industry or the economy may be facing additional risks, whether domestically or internationally, that are currently unknown to the Company, that are more material or otherwise different than the Company currently believes, or that the Company may have incorrectly analyzed (whether as to the nature or likelihood of such risks or their potential effect on its business, income, growth or other Condition and Results).  As a potential investor, there also may be risks that you would consider more material than our view of it.  Whether or not described in a risk factor, any event could at any time arise, change or worsen and materially and adversely effect the Company or any of its business, income, growth or other Condition and Results.

Accordingly, the Company's risk factors and forward-looking statements each involve known and unknown risks, uncertainties, potential errors and misjudgments and other factors that could materially and adversely affect, and could contribute to our failure to achieve or realize, in whole or in part, the Company's estimated or desired business, income, growth or other Condition and Results, whether as expressed or implied by such forward-looking statements.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to update or revise any forward-looking statements or any of those risk factors (in whole or in part), whether as a result of new information, future events or otherwise, except as and to the extent required by applicable law.

Dependency on Largest Customer and Large Retail Chains

As discussed above in “Customer Base”, the Company does a significant amount of business with a leading drug store chain and a leading mass merchandising chain. The loss of any of these customers, the loss of the ability to provide merchandising and marketing services in those chains, or the failure to attract new large clients could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

Dependence on Trend Toward Outsourcing

The business and growth of the Company depends in large part on the continued trend toward outsourcing of merchandising and marketing services, which the Company believes has resulted from the consolidation of retailers and manufacturers, as well as the desire to seek outsourcing specialists and reduce fixed operation expenses. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the retail, manufacturing or business services industry not to use, or to reduce the use of, outsourced marketing services such as those provided by the Company, could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

Failure to Successfully Compete

The merchandising and marketing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal merchandising and marketing operations of its clients and prospective clients; (iii) independent brokers; and (iv) smaller regional providers. Remaining competitive in the highly competitive merchandising and marketing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to successfully compete, it could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

If certain competitors were to combine into integrated merchandising and marketing services companies, or additional merchandising and marketing service companies were to enter into this market, or existing participants in this industry were to become more competitive, it could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

Risks of Continuing Losses and Financial Covenant Violations

The Company was profitable in both 2009 and in 2008 (See Item 8 – Financial Statements and Supplementary Data).  The Company was in compliance of all its bank covenants in 2009 and with the exception of only one violation of its monthly Fixed Charge Coverage Ratio covenant recorded in April 2008, for which the Company had received a waiver, it was in compliance of all its covenants in 2008 as well.  (See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources).

There can be no assurances that in the future the Company: will be profitable, will not violate covenants of its current or future Credit Facilities, its lenders would waive any violations of such covenants, the Company will continue to have adequate lines of credit, or will continue to have sufficient availability under its lines of credit. Accordingly, continued losses or marginal profitability by the Company, as well as any failure to maintain sufficient availability or lines of credit from the Company’s lenders, could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

Variability of Operating Results and Uncertainty in Client Revenue

The Company has experienced and, in the future, may experience fluctuations in quarterly operating results. Factors that may cause the Company’s quarterly operating results to vary from time to time and may result in reduced revenue and profits include: (i) the number of active client projects; (ii) seasonality of client products; (iii) client delays, changes and cancellations in projects; (iv) the timing requirements of client projects; (v) the completion of major client projects; (vi) the timing of new engagements; (vii) the timing of personnel cost increases; and (viii) the loss of major clients. In particular, the timing of revenues is difficult to forecast for the home entertainment industry because timing is dependent on the commercial success of particular product releases. In the event that a particular release is not widely accepted by the public, the Company’s revenue could be significantly reduced. In addition, the Company is subject to revenue or profit uncertainties resulting from factors such as unprofitable client work and the failure of clients to pay. The Company attempts to mitigate these risks by dealing primarily with large credit-worthy clients, by entering into written or oral agreements with its clients and by using project budgeting systems. These revenue fluctuations could materially and adversely affect the Company or its estimated or desired business, income, growth or other Condition and Results.

Failure to Develop New Products

A key element of the Company’s growth strategy is the development and sale of new products. While several new products are under current development, there can be no assurance that the Company will be able to successfully develop and market new products. The Company’s inability or failure to devise useful merchandising or marketing products or to complete the development or implementation of a particular product for use on a large scale, or the failure of such products to achieve market acceptance, could adversely affect the Company’s ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results or growth strategy and could limit the Company’s ability to significantly increase its revenues and profits.

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

The inability to identify, acquire, finance and successfully integrate such merchandising or marketing services business could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

Uncertainty of Financing for, and Dilution Resulting from, Future Acquisitions

The timing, size and success of acquisition efforts and any associated capital commitments cannot be readily predicted. Future acquisitions may be financed by issuing shares of the Company’s Common Stock, cash, or a combination of Common Stock and cash. If the Company’s Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept the Company’s Common Stock as part of the consideration for the sale of their businesses, the Company may be required to obtain additional capital through debt or equity financings. To the extent the Company’s Common Stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for its acquisitions on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its estimated or desired business, income, growth or other Condition and Results.

Reliance on the Internet and Third Party Vendors

The Company relies on the Internet for the scheduling, coordination and reporting of its merchandising and marketing services. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic as well as increased attacks by hackers and other saboteurs. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on the Internet by this continued growth or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of accidental and intentional damage to portions of its infrastructure, and could face such outages and delays in the future of similar or greater effect. The Company relies on third-party vendors to provide its Internet access and other services used in its business, and the Company has no control over such third-party providers. Any protracted disruption or material slowdown in Internet or other services could increase the Company’s costs of operation and reduce efficiency and performance, which could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

Economic and Retail Uncertainty

The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism on consumer and business behavior, make it difficult for the Company, its vendors and its clients to accurately forecast and plan future business activities. Substantially all of the Company’s key clients are either retailers or those seeking to do product merchandising at retailers. Should the retail industry experience a significant economic downturn, the resultant reduction in product sales could significantly decrease the Company’s revenues. The Company also has risks associated with its clients changing their business plans and/or reducing their marketing budgets in response to economic conditions, which could also significantly decrease the Company’s revenues. Such revenue decreases could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

Risks Associated with Furniture and Other Related Assembly Services

The Company's technicians assemble furniture and other products in the homes and offices of customers.  Working at a customer's home or office could give rise to claims against the Company for errors, omissions or misconduct by those technicians, including (without limitation) harassment, personal injury, death, damage to or theft of customer property, or other civil or criminal misconduct by such technicians.  Claims also could be made against the Company as a result of its involvement in such assembly services due to (among other things) product assembly errors and omissions, product defects, deficiencies, breakdowns or collapse, products that are not merchantable or fit for their particular purpose, products that do not conform to published specifications or satisfy customer expectations, or products that cause personal injury, death or property damage, in each case whether actual, alleged or perceived by customers, and irrespective of how much time may have passed since such assembly.  If such claims are asserted and adversely determined against the Company, then to the extent such claims are not covered by indemnification from the product’s seller or manufacturer by insurance, they could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

Significant Stockholders: Voting Control and Market Illiquidity

Mr. Robert G. Brown, founder, director, Chairman of the Company, beneficially owns approximately 48% of the Company’s outstanding Common and Preferred Stock, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company, beneficially owns approximately 28% of the Company’s outstanding Common and Preferred Stock. These stockholders have, should they choose to act together, and under certain circumstances Mr. Brown acting alone may have, the ability to control all matters requiring stockholder approval, including the election of directors and the approval of mergers and other business combination transactions.

In addition, although the Company Common Stock is quoted on the Nasdaq Capital Market, the trading volume in such stock may be limited and an investment in the Company’s securities may be illiquid because the founders own a significant amount of the Company’s stock.

Dependence Upon and Potential Conflicts in Services Provided by Affiliates

The success of the Company’s domestic business is dependent upon the successful execution of its field services by SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), as well as the programming services provided by SPAR Infotech, Inc. (“SIT”), each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company’s financial statements. SMS provides substantially all of the merchandising specialists used by the Company in conducting its domestic business (82% of domestic field expense in 2009), and SMSI provides substantially all of the domestic field management services (91% of domestic field management in 2009) used by the Company in conducting its business (See Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 9 – Related Party Transactions, below). These services provided to the Company by SMS and SMSI are on a cost-plus basis pursuant to contracts that are cancelable on 60 days notice prior to December 31 of each year or with 180 days notice at any other time (SMS service agreement terminates on December 31, 2010). SIT provides substantially all of the Internet programming services and other computer programming needs used by the Company in conducting its business (See Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 9 – Related Party Transactions, below), which are provided to the Company by SIT on an hourly charge basis pursuant to a contract that is cancelable on 30 days notice. The Company has determined that the services provided by SMS, SMSI and SIT are at rates that are slightly favorable to the Company.

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

While the Company’s relationships with SMS, SMSI and SIT are excellent, there can be no assurance that the Company could (if necessary under the circumstances) replace the field merchandising specialists and management currently provided by SMS and SMSI, respectively, or replace the Internet and other computer programming services provided by SIT, in sufficient time to perform its client obligations or at such favorable rates in the event the SPAR Affiliates no longer performed those services. Any cancellation, other nonperformance or material pricing increase under those affiliate contracts could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

Specific Stock Related Risks (No Dividends Paid, Dilution, etc.)

Dividends are discretionary, have never been paid, are subject to restrictions in our credit facilities and applicable law and can only be paid to the holders of SGRP Common Stock if the accrued and unpaid dividends and potential dividends are first paid to the holders of the Series A Preferred Stock.  While the Company's recently issued Preferred Stock accrues a 10% dividend payable in either cash or common stock when authorized by the Board, the Company does not anticipate paying such dividend, in cash, in the foreseeable future.  In the event of the Company's liquidation, dissolution, or winding-up, the holders of SGRP Common Stock are only entitled to share in the Company's assets, if any, that remain after we make payment of and provision for all of our debts and liabilities and the liquidation preferences of all of the Company's outstanding Preferred Stock.  There can be no assurance that sufficient funds will remain in any such case for dividends or distributions to the holders of SGRP Common Stock.

The Company may issue SGRP Common Stock or options, warrants or other rights to acquire SGRP Common Stock at varying prices from time to time.  As part of an option repricing program, the Company recently issued options to acquire 1,703,740 shares of SGRP Common Stock at $0.40 per share as and when exercised.  In addition, the Company may issue shares of SGRP Common Stock or options, warrants or other rights to acquire SGRP Common Stock in the future in furtherance of its acquisitions, financing or development of its business or assets.  Each of those and other issuances of SGRP Common Stock could have a dilutive effect on the value of your shares, depending on the price the Company is paid (or the value of the assets or business acquired) for such shares, market conditions at the time and other factors.

Risks related to SGRP Preferred Stock

Our ability to issue or redeem our Preferred Stock, or rights to purchase such shares, could discourage an unsolicited acquisition proposal.  For example, we could impede a business combination by issuing a series of preferred stock containing class voting rights that would enable the holders of such preferred stock to block a business combination transaction.  Alternatively, we could facilitate a business combination transaction by issuing a series of preferred stock having sufficient voting rights to provide a required percentage vote of the stockholders.  Additionally, under certain circumstances, our issuance of preferred stock could adversely affect the voting power of the holders of our common stock.  Although our board of directors is required to make any determination to issue any preferred stock based on its judgment as to the best interests of our stockholders, our board of directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over prevailing market prices of such stock.  Our board of directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or applicable stock exchange requirements.

Risks of a Nasdaq Delisting:

SGRP Common Stock has recently traded and could in the future again trade for less than $1.00 per share, which is below Nasdaq's minimum trading price for continued listing on the Nasdaq stock market.  The Company received a notice from Nasdaq on September 16, 2009, advising the Company of that it failed to maintain a minimum closing bid price of $1.00 per share for its shares of Common Stock for the prior 30 consecutive business days as required by Nasdaq Listing Rule 5550(a)(2) (known as the "Bid Price Rule"), and that it had a 180 day grace period in which to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for SGRP Common Stock for a minimum of ten consecutive business days.  On December 1, 2009, the Company received notice from Nasdaq that it had regained compliance with the Bid Price Rule and the matter was closed.

There can be no assurance that the Company will be able to comply in the future with Nasdaq's Bid Price Rule or other continued listing requirements. If the SGRP Common Stock were ultimately delisted by Nasdaq, the market liquidity of SGRP Common Stock could be adversely affected and its market price could decrease, even though such shares may continue to be traded "over the counter", due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting.

Risks Associated with International Subsidiaries

While the Company endeavors to limit its exposure for claims and losses in any international subsidiary through contractual provisions, insurance and use of single purpose entities for such ventures, there can be no assurance that the Company will not be held liable for the claims against and losses of a particular international subsidiary under applicable local law or local interpretation of any subsidiary agreements or insurance provisions. If any such claims and losses should occur, be material in amount and be successfully asserted against the Company, such claims and losses could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

Risks of Having Material Local Investors in International Subsidiaries

The Company’s international model is to partner with local merchandising companies and combine their knowledge of the local market with the Company’s proprietary software and expertise in the merchandising business.  As a result, each of the Company's international subsidiaries (other than Canada, Japan and China) is owned in material part by an entity in the local country where the international subsidiary resides and is not otherwise affiliated with the Company (each a "Local Stockholder").  The joint venture agreements between the Company and the Local Stockholder in the respective international subsidiaries specify, among other things, the equity, programming and support services the Company is required to provide and the equity, credit support, certain services and management support that the Local Stockholder is required to provide to the international subsidiary.  In the event of any disagreement or other dispute in the business relationships between the Company and Local Stockholder, it is possible that the Local Stockholder may have one or more conflicts of interest with respect to the relationship and could cause the applicable international subsidiary to operate or otherwise act in a way that is not in the Company’s best interests.

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

There can be no assurance that the Company could (if necessary under the circumstances) replace equity, credit support, management and other services currently provided by any Local Stockholder in sufficient time to perform its client obligations or that the Company could provide these services and or equity in the event the Local Stockholder was to sell its stock or reduce any support to the Company’s subsidiary in the applicable country.  Any cancellation, other nonperformance or material change under the joint venture agreements with Local Stockholders could have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

Risks Associated with Foreign Currency

The Company also has foreign currency exposure associated with its international subsidiaries. In 2009, these exposures are primarily concentrated in the Canadian Dollar, Japanese Yen, and Australian Dollar.

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

Item 1B. Unresolved Staff Comments

The Staff of the SEC has reviewed the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed on April 15, 2009, and has exchanged comment letters and responses with the Company, which have resolved most of the comments.  However, the SEC Staff continues to question the Company's financial reporting of its international division and suggest that its international division be treated as a completely separate business segment for reporting purposes, while the Company continues to believe its domestic and international business are in the same merchandising service segment and more than the required disclosures are already being made.  The Company most recently responded to the SEC staff on April 9, 2010, explaining and defending its reporting position.

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

The Company maintains its corporate headquarters in approximately 5,600 square feet of leased office space located in Tarrytown, New York, under an operating lease with a term expiring October 31, 2013 and maintains its data processing center and warehouse at its regional office in Auburn Hills, Michigan, under an operating lease expiring December 31, 2011.  The Company believes that its existing facilities are adequate for its current business. However, new facilities may be added should the need arise in the future.

The following is a list of the headquarter locations for the Company and its international subsidiaries:

Domestic:
Tarrytown, NY (Corporate Headquarters)
Auburn Hills, MI (Regional Office, Warehouse and Central Computer Operations)

International:
Toronto, Ontario, Canada	Tokyo, Japan	Istanbul, Turkey
Durban, South Africa	New Delhi, India	Bucharest, Romania
Shanghai, China	Siauliai, Lithuania	Melbourne, Australia

Item 3. Legal Proceedings

Safeway Inc. (“Safeway”) filed a Complaint against PIA Merchandising Co., Inc. (“PIA Co.”), a wholly owned subsidiary of SPAR Group, Inc. (“SGRP”), Pivotal Sales Company (“Pivotal”), a wholly-owned subsidiary of PIA Co., and SGRP in Alameda County Superior Court, case no. 2001028498 on October 24, 2001. Safeway's claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 21, 2002, and amended them on or about October 15, 2002, alleging causes of action by PIA Co. and Pivotal against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment. Trial commenced in March 2006.

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA Co. for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal on August 14, 2006 for $1,307,700. Both sides filed post trial motions but all post trial motions were denied. Notices of appeal were thereafter filed by both Safeway and Pivotal/PIA Co./SGRP. Pivotal/PIA Co./SGRP is seeking to have Safeway’s award overturned, thereby increasing the award to Pivotal by over $5 million. Safeway is seeking to have overturned the $5,760,879 award against it for interference with contractual relationships.  With the appeals pending, the parties participated in a mediation of the dispute, but it was not successful in resolving the matter.  Accordingly, the appeals are proceeding.

Briefing on the appeals commenced in the second quarter of 2008, and the case was fully briefed by April 2009.  An oral argument hearing date has been scheduled by the California Court of Appeal for May 12, 2010.  The appellate process in the Court of Appeal is expected to conclude by late summer 2010.  The Company has recorded the net $1.3 million judgment award in other assets.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq Capital Market.

	2009		2008
	High	Low	High	Low
First Quarter	$0.75	$0.45	$1.50	$0.62
Second Quarter	0.70	0.36	1.45	0.61
Third Quarter	0.95	0.36	1.20	0.62
Fourth Quarter	1.10	0.65	0.90	0.22

As of December 31, 2009, there were approximately 900 beneficial shareholders of the Company’s Common Stock.

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

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2009, SGRP did not repurchase any of its equity securities.

Corporation Performance

The following graph shows a comparison of cumulative total returns for SGRP’s Common Stock, the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Stocks (SIC 7380-7389 U.S. Companies) Miscellaneous Business Services Index, Russell 2000 and S&P Advertising for the period during which SGRP’s Common Stock has been registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The graph assumes that the value of an investment in Common Stock and in each such index was $100 on December 31, 2004, and that all dividends have been reinvested.

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

On March 31, 2008, SGRP, Mr. Brown, Mr. Bartels and SPAR Management Services, Inc. ("SMSI"), an affiliate of SGRP wholly-owned by Mr. Brown and Mr. Bartels (who are officers, directors and significant shareholders of SGRP), entered into a Subscription Agreement to issue and purchase 89,286 shares of Preferred Stock at $1.12 per share (the closing bid price of SGRP's Common Stock for the most recent trading day available immediately preceding such agreement date) at a cost of $100,000, in return for (among other things) cash or the reduction of an equivalent debt owed by the Company to SMSI.  That agreement listed Mr. Brown and Mr. Bartels as the purchasers of such Preferred Stock rather than listing SMSI as the record purchaser of such Preferred Stock and Mr. Brown and Mr. Bartels as prospective indirect (i.e., beneficial) owners for the benefit of certain non-Company benefit plans in which either Mr. Brown or Mr. Bartels are the trustee and principal beneficiary.  On September 30, 2008, SGRP, Mr. Brown, Mr. Bartels and SMSI entered into an Amended and Restated Series A Preferred Stock Subscription Agreement effective as of March 31, 2008 (the "Restated Subscription Agreement"), to more accurately reflect the parties' intentions that SMSI would pay for and acquire record ownership of those shares.  SGRP's Audit Committee and Board of Directors each reviewed and approved this affiliated transaction, including (without limitation) the terms of the Restated Subscription Agreement and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

Effective September 24, 2008, SGRP and the pension plans of Mr. Brown and Mr. Bartels, SP/R Inc. Defined Benefit Pension Plan, acting through Robert G. Brown, its Trustee, WHB Services, Inc. Defined Benefit Trust, acting through William H. Bartels, its Trustee, and WHB Services, Inc. Investment Savings Trust, acting through William H. Bartels, its Trustee, entered into another agreement to issue and purchase an additional 465,116 shares of preferred stock at $0.86 per share (the closing bid price of SGRP's Common Stock for the most recent trading day available preceding such agreement date).  Mr. Brown's pension plan acquired 284,237 preferred shares at cost of $244,444 and Mr. Bartels' pension plans acquired 180,879 preferred shares at a cost of $155,556.  SGRP's Audit Committee and Board of Directors each reviewed and unanimously approved this transaction, including the terms of the Preferred Stock and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

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

Overview

SPAR Group, Inc., (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office, grocery and drug store chains, independent, convenience and electronics stores, as well as providing furniture and other product assembly services and related technology services and marketing research.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company operates in 11 countries whose populations represent approximately 47% of the total world population, through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand.

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

Consolidation of Subsidiaries

The Company consolidates its 100% owned subsidiaries. The Company also consolidates all of its 51% owned subsidiaries as the Company believes it is the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation Number 46, as revised December 2003, Consolidation of Variable Interest Entities (“FIN 46(R)”).

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

Allowance for Doubtful Accounts

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $317,000 and $292,000 at December 31, 2009, and 2008, respectively. Bad debt expenses were $412,000 and $284,000 in 2009, and 2008, respectively.

Internal Use Software Development Costs

In accordance with ASC-350-10-720, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include (but are not limited to) the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company’s software development projects. Capitalized software development costs are amortized over three years on a straight-line basis.

The Company capitalized $586,000 and $448,000 of costs related to software developed for internal use in 2009, and 2008, respectively, and recognized approximately $396,000 and $333,000 of amortization of capitalized software for the years ended December 31, 2009, and 2008, respectively.

Results of operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (in millions).

	Year Ended December 31,
	2009	%	2008	%
Net revenues	$57.5	100.0%	$69.6	100.0%
Cost of revenues	40.0	69.5	48.7	69.9
Selling, general & administrative expenses	16.1	28.0	18.5	26.6
Depreciation & amortization	1.1	1.9	0.9	1.3
Interest expense	0.2	0.3	0.3	0.5
Other (income) expense	(0.6)	(1.0)	0.7	1.0

Income before income tax
provision and non-controlling interest	0.7	1.3	0.4	0.7
Provision for income taxes	0.1	0.3	0.5	0.8

Net income (loss)	0.6	1.0	(0.1)	(0.1)
Net loss (income) attributable to non-controlling interest	0.1	0.1	(0.2)	(0.2)
Net income	$0.5	0.9%	$0.1	0.1%

Results of operations for the twelve months ended December 31, 2009, compared to twelve months ended December 31, 2008

Net Revenues

Net revenues for the twelve months ended December 31, 2009, were $57.5 million, compared to $69.6 million for the twelve months ended December 31, 2008, a decrease of $12.1 million.

International net revenues totaled $31.1 million for 2009, decreasing 19.8% from $38.8 million in 2008. The decrease in 2009 international net revenues compared to 2008 was due to a general downturn  in international markets the Company services and specifically to the loss of a key client in each of the following markets:  Canada, Australia and China and a decision by management to suspend services in the Turkish market as it evaluates more profitable alternatives.

Domestic net revenues decreased $4.4 million or 14.2% to $26.4 million in 2009 from $30.8 million in 2008.  The decrease in domestic revenue was primarily attributable to loss of service for a large electronic retail chain that ceased operations early in 2009.  However, this decline in revenue was partially offset by new client project work.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 69.5% of net revenues for the twelve months ended December 31, 2009, compared to 69.9% for the twelve months ended December 31, 2008.

Internationally, the cost of revenues as a percentage of net revenues were 74.9% and 74.2% for the twelve months ended December 31, 2009, and 2008, respectively. The international cost of revenues percentage increase of approximately 1% was primarily attributable to lower margin revenues in Canada and Australia (attributable to the loss of a key client in each market) partially offset by higher margin revenue in Japan and India accounting for a greater portion of revenues in the twelve months ended December 31, 2009, compared to the prior year.

Domestic cost of revenues as a percentage of net revenues were 63.2% and 64.6% for the twelve months ended December 31, 2009, and 2008, respectively.  The 1.4% improvement in cost margin was primarily attributable to a shift to more favorable project revenue in 2009 as compared to 2008.

Approximately 84% and 85% of the Company’s domestic cost of revenue in both the twelve months ended December 31, 2009, and 2008, respectively, resulted from in-store merchandiser and field management services purchased from the Company’s affiliates, SMS and SMSI, respectively. (See Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 9 – Related Party Transactions, below).

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, depreciation and amortization. Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. The following table sets forth the operating expenses and percentage of net revenues for the years indicated (in millions):

	Year Ended December 31,				Increase (decrease)
	2009	%	2008	%	%

Selling, general & administrative	$16.1	28.0%	$18.5	26.6%	(12.9)%
Depreciation and amortization	1.1	1.9	0.9	1.3	15.0%

Total operating expenses	$17.2	29.9%	$19.4	27.9%	(11.9)%

International selling, general and administrative expenses for the twelve months ended December 31, 2009, were $8.3 million compared to $9.4 million for the prior year. The decrease of approximately $1.1 million, or 11.3%, was due to a decrease in spending primarily Canada and Australia related to reduced spending on payroll and related expenses and program cost.

Domestic selling, general and administrative expenses totaled $7.8 million for 2009 compared to $9.1 million in 2008.  The $1.3 million or 14.5% reduction in selling, general and administrative expenses in 2009 was a result of the Company's continued focus on cost reduction efforts primarily related to payroll and related expenses.

Depreciation and amortization charges were $1.1 million for the twelve months ended December 31, 2009, compared to $939,000 for the twelve months ended December 31, 2008. The increase of approximately $141,000, or 15%, was primarily driven by increased capitalization of internally developed software.

Other (Income) expense

Other income, net was approximately $582,000 for twelve months ended December 31, 2009, compared to other expense, net of approximately $671,000 for the twelve months ended December 31, 2008.  The change of approximately $1.3 million was due primarily to several key activities, an overall reduction in litigation expenses in 2009, a $285,000 credit from prior year legal expenses and a third party settlement in 2009 for $300,000.

Interest Expense

Interest expense totaled approximately $178,000 for 2009, compared to interest expense of approximately $328,000 for 2008. The decrease resulted from a combination of lower debt levels and lower interest rates in 2009.

Income Taxes

The provision for income taxes was $169,000 and $532,000 for 2009 and 2008, respectively. The decrease in income tax provision of approximately $363,000 was primarily due to a one time, 2008 additional tax expense resulting from a change in tax filing status in Japan.  The domestic tax provisions for both 2009 and 2008 were primarily for minimum domestic state tax liabilities.

Non-Controlling Interest

Non-controlling interest loss of $55,000 and income of $163,000 resulted from the net operating profits and losses of the Company’s 51% owned subsidiaries and its 50% owned subsidiaries for the twelve months ended December 31, 2009 and 2008, respectively.

Net Income

The SPAR Group had a net income for 2009 of approximately $502,000, or $0.03 per share, compared to net income for 2008 of approximately $102,000, or $0.01 per share.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

For the twelve months ended December 31, 2009, the Company had a net income of $557,000, compared to a net loss of $61,000 for the year ended December 31, 2008.

Net cash provided by operating activities for the year ended December 31, 2009 was $1.4 million, compared to net cash provided by operating activities of $2.1 million in 2008. The decrease of approximately $700,000 in cash provided by operating activities is primarily due to reduced accounts payable and other accrued liabilities, partially offset by decreased accounts receivable and increased liabilities due to affiliates as well as an increase in net income.

Net cash used in investing activities for the year ended December 31, 2009 and 2008, was $831,000 and $1.2 million, respectively. The change in net cash used in investing activities was a result of decreased purchases of property and equipment in 2009.

Net cash used in financing activities for the year ended December 31, 2009 was $743,000 compared with net cash used in financing activities of $399,000 for the year ended December 31, 2008. The cash used in financing activities was primarily a result of the Company payments on its lines of credit.  In 2008, the Company received a benefit of $500,000 from the issuance of preferred stock.

The above activity resulted in a decrease in cash and cash equivalents for the twelve months ended December 31, 2009, of $26,000.

The Company had positive working capital of $252,000 at December 31, 2009 compared to negative working capital of $635,000 at December 31, 2008. The Company’s current ratio was 1.02 and 0.96 at December 31, 2009 and 2008, respectively. The increase in working capital and current ratio were primarily due to decreases in accounts payable and other current liabilities.

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $5.0 million revolving line of credit which matured on March 15, 2010. In February 2008, the Credit Facility was amended to establish monthly EBITDA covenants until September 30, 2008, and to set a Fixed Charge Coverage Ratio covenant for the year ended December 31, 2008.  In January 2009 the Credit Facility was amended to extend the agreement until March 15, 2009, adjust the interest rate to the greater of 5%, the Alternative Base Rate or 30 day LIBOR plus 2.75% and to increase the limit on the capital expenditures to $1.3 million.  In March 2009, the Credit Facility was amended to extend the maturity until March 15, 2010, extend the monthly Fixed Charge Coverage Ratio covenant until March 15, 2010 and reset the limit on capital expenditures to $800,000.  On March 15, 2010, the Credit Facility was further amended to extend the maturity and continue the monthly covenant requirements until September 15, 2010.

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

The basic interest rate under the Credit Facility is the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Credit Facility was 5% per annum for the twelve months ended December 31, 2009. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were $4.0 million and $3.9 million at December 31, 2009 and 2008, respectively.  As of December 31, 2009, the Company had unused availability under the Credit Facility of $16,000 out of the remaining maximum $969,000 of unused revolving line of credit.

Due to the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at December 31, 2009 and 2008.

The Webster Credit Facility contains certain restrictive covenants.  At December 31, 2009, the Company was in compliance with the covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary SPAR FM Japan, Inc.’s line of credit agreement totaling 100 million Yen or approximately $1.1 million (based upon the exchange rate at November 30, 2009) was cancelled on November 30, 2009 with the change in ownership to 100% owned by SGRP.  Prior to this change there were no outstanding balances under the line of credit agreement at November 30, 2009 and December 31, 2008.

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.8 million (based upon the exchange rate at December 31, 2009). At December 31, 2009, SPARFACTS Australia Pty. Ltd. had $510,000 (Australian), or approximately $455,000, outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 8.5% per annum for the twelve months ended December 31, 2009.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $715,000 (based upon the exchange rate at December 31, 2009). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). At December 31, 2009, SPAR Canada Company had $395,000 (Canadian), or approximately $376,000, outstanding under the line of credit (based upon the exchange rate at December 31, 2009).  The average interest rate was 3.25% per annum for the twelve months ended December 31, 2009.

The Company’s international model is to partner with local merchandising companies and combine the partner’s knowledge of the local market with the Company’s proprietary software and expertise in the merchandising and marketing business. In 2001, the Company established its first international subsidiary and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand through 8 active international subsidiaries.

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company’s contractual obligations by category as of December 31, 2009 (in thousands).

Contractual Obligations	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Credit Facilities	$4,862	$4,862	–	–	–
Capital Lease Obligations	102	102	–	–	–
Operating Lease Obligations	1,980	658	$1,087	$235	–
Total	$6,944	$5,622	$1,087	$235	–

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.(T) Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  We have designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Management has evaluated the effectiveness of our internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2009, except for the following  weakness:

The Company was not able to insure timely receipt of the auditor's report respecting  the Company's subsidiary in India, SPAR Solutions India Private Limited, in order to allow completion of its consolidated reporting for the year ended December 31, 2009, which ultimately led to an extension request for filing of this Annual Report and filing this Annual Report in a manner that is not complete with regard to the reporting of the results of that foreign subsidiary (See Note 1 to the Consolidated Financial Statements – Business and Organization – International Merchandising Services Division).

Under applicable Securities Law, the Company is not yet required to obtain  an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly such an attestation has not been obtained or included in this Annual Report.

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are, except as noted above in respect of one foreign subsidiary, effective and adequate to insure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation and Changes in Control Over Financial Reporting

Management believes that the aforementioned reporting weakness will be corrected by (among other things) improving the period end closing and reporting procedures related to accumulation of annual financial results and disclosures.  Management is actively reviewing its existing procedures to determine changes necessary to correct this matter for future reporting.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth quarter of the fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 27, 2010, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 11. Executive Compensation

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 27, 2010, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 27, 2010, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 27, 2010, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for our Annual Meeting of Shareholders, presently scheduled to be held on May 27, 2010, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report on Form 10-K. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedule

1.      Index to Financial Statements filed as part of this report:

Reports of Independent Registered Public Accounting Firms
– Rehmann Robson	F-1
– Güreli Yeminli Mali Müsavirlik A.S.	F-2
– Nagesh Behl & Co.	F-3
– UAB " Rezultatas "	F-4
Consolidated Balance Sheets as of December 31, 2009, and December 31, 2008	F-5
Consolidated Statements of Operations for the years ended December 31, 2009, and December 31, 2008	F-6
Consolidated Statements of Equity for the years ended December 31, 2009, and December 31, 2008	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2009, and December 31, 2008	F-8
Notes to Consolidated Financial Statements	F-9

2.       Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts for the two years ended December 31, 2009	F-31

3.	Exhibits.

Exhibit Number	Description
3.1
Certificate of Incorporation of SPAR Group, Inc. (referred to therein under its former name of PIA Merchandising Services, Inc.), as amended ("SGRP"), incorporated by reference to SGRP's Registration Statement on Form S-1 (Registration No. 33-80429), as filed with the Securities and Exchange Commission ("SEC") on December 14, 1995 (the "Form S-1"), and the Certificate of Amendment filed with the Secretary of State of the State of Delaware on July 8, 1999 (which, among other things, changes SGRP's name to SPAR Group, Inc.), incorporated by reference to Exhibit 3.1 to SGRP's Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 1999.

3.2
Amended and Restated By-Laws of SPAR Group, Inc., adopted on May 18, 2004, as amended through November 8, 2007 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on November 14, 2007).

3.3
Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., adopted May 18, 2004, as amended through November 8, 2007 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on November 14, 2007).

3.4
Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc., adopted on May 18, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 27, 2004).

3.5
Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc., adopted on May 18, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 27, 2004).

3.6
SPAR Group, Inc. Statement of Policy Respecting Stockholder Communications with Directors, adopted on May 18, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 27, 2004).

3.7
SPAR Group, Inc. Statement of Policy Regarding Director Qualifications and Nominations, adopted on May 18, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 27, 2004).

3.8
Certificate of Designation of Series "A" Preferred Stock of SPAR Group, Inc., As of March 28, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.1
Registration Rights Agreement entered into as of January 21, 1992, by and between RVM Holding Corporation, RVM/PIA, a California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverine (incorporated by reference to the Form S-1).

4.2
Amended and Restated Series A Preferred Stock Subscription Agreement by and among SGRP, Robert G. Brown, William H. Bartels and SPAR Management Services, Inc., a Nevada corporation ("SMSI"), dated September 30, 2008, and effective as of March 31, 2008 (incorporated by reference to SGRP's Current Report on Form 8-K dated October 6, 2008, as filed with the SEC on October 10, 2008).

4.3
Series A Preferred Stock Subscription Agreement by and among SGRP, SP/R Inc. Defined Benefit Pension Plan, acting through Robert G. Brown, its Trustee, WHB Services, Inc. Defined Benefit Trust, acting through William H. Bartels, its Trustee, and WHB Services, Inc. Investment Savings Trust, acting through William H. Bartels, its Trustee, affiliates of Mr. Robert G. Brown and Mr. William H. Bartels, dated September 30, 2008, and effective as of September 24, 2008 (incorporated by reference to SGRP's Current Report on Form 8-K dated October 6, 2008, as filed with the SEC on October 10, 2008).

4.6
SGRP's Offer to Exchange Certain Outstanding Stock Options for New Stock Options dated August 24, 2009, incorporated by reference to Exhibits 99(a)(1)(A) through (G) of SGRP's Schedule TO dated August 24, 2009, as filed with the SEC on August 25, 2009 ("SGRP's SC TO-I").

10.1
SPAR Group, Inc. 2008 Stock Compensation Plan, effective as of May 29, 2008, and as amended through May 28, 2009 (the "SGRP 2008 Plan"), incorporated by reference to SGRP's Current Report on Form 8-K dated June 4, 2009, as filed with the SEC on June 4, 2009.

10.2	Summary Description and Prospectus dated August 24, 2009, respecting the SPAR Group, Inc. 2008 Stock Compensation Plan, as amended, incorporated by reference to Exhibit 99(a)(1)(G) to SGRP's SC TO-I.
10.3
Form of Nonqualified Stock Option Contract for new awards under the SGRP 2008 Plan, incorporated by reference to SGRP's first and final amendment to its SC TO-I on Schedule TO I/A dated October 20, 2009, as filed with the SEC on October 22, 2009.

10.4
2000 Stock Option Plan, as amended through May 16, 2006 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the SEC on November 14, 2006).

10.5	2001 Employee Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's annual stockholders meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).
10.6	2001 Consultant Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).
10.7	Amended and Restated Change in Control Severance Agreement between William H. Bartels and SPAR Group, Inc., dated as of December 22, 2008 (as filed herewith).
10.8	Amended and Restated Change in Control Severance Agreement between Gary S. Raymond and SPAR Group, Inc., dated as of December 30, 2008 (as filed herewith).

10.9	Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SPAR Group, Inc., dated as of December 31, 2008 (as filed herewith).
10.10	Amended and Restated Change in Control Severance Agreement between Patricia Franco and SPAR Group, Inc., dated as of December 31, 2008 (as filed herewith).
10.11	Amended and Restated Change in Control Severance Agreement between James R. Segreto and SPAR Group, Inc., dated as of December 20, 2008 (as filed herewith).
10.12
Amended and Restated Field Service Agreement dated and effective as of January 1, 2004, by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.13
First Amendment to Amended and Restated Field Service Agreement between SPAR Marketing Services, Inc., a Nevada corporation ("SMS"), and SPAR Marketing Force, Inc., a Nevada corporation ("SMF"), dated September 30, 2008, and effective as of September 24, 2008 (the "First Amendment") (incorporated by reference to SGRP's Current Report on Form 8-K dated October 6, 2008, as filed with the SEC on October 10, 2008).

10.14
Amended and Restated Field Management Agreement dated and effective as of January 1, 2004, by and between SPAR Management Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.15
Amended and Restated Programming and Support Agreement by and between SPAR Marketing Force, Inc. and SPAR Infotech, Inc., dated and effective as of September 15, 2007 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on November 14, 2007).

10.16
Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2002).

10.17
Trademark License Agreement dated as of July 8, 1999, by and between SPAR Infotech, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2002).

10.18
Master Lease Agreement by and between SPAR Marketing Services, Inc. and SPAR Marketing Force, Inc. dated as of November 2004 relating to lease of handheld computer equipment (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.19
Amended and Restated Equipment Leasing Schedule 001 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of November 1, 2004, relating to lease of handheld computer equipment (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.20
Amended and Restated Equipment Leasing Schedule 002 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of January 4, 2005, relating to lease of handheld computer equipment (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.21
Amended and Restated Equipment Leasing Schedule 003 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of January 31, 2005, relating to lease of handheld computer equipment (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.22
Equipment Leasing Schedule 004 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc., dated as of March 24, 2005, relating to lease of handheld computer equipment (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.23
Master Lease Agreement by and between SPAR Marketing Services, Inc. and SPAR Canada Company dated as of January 2005 relating to lease of handheld computer equipment (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.24
Amended and Restated Equipment Leasing Schedule 001 to Master Lease Agreement by and between SPAR Marketing Services, Inc., and SPAR Canada Company dated as of January 4, 2005, relating to lease of handheld computer equipment (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.25
Bill of Sale and Lease Termination Under Certain Schedules to Master Equipment Leases by and among SMF, SPAR Canada Company, a Nova Scotia corporation, and SMS dated September 30, 2008, and effective as of September 24, 2008 (the "Bill of Sale") (incorporated by reference to SGRP's Current Report on Form 8-K dated October 6, 2008, as filed with the SEC on October 10, 2008).

10.26
Master Lease Agreement by and between SPAR Marketing Services, Inc. ("SMS"), and SGRP's subsidiary, SPAR Marketing Force, Inc. ("SMF"), dated as of July 1, 2008, relating to leases of handheld computer equipment (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the SEC on May 15, 2009).

10.27
Equipment Leasing Schedule No. 001 to Master Lease Agreement by and between SMS and SMF dated as of July 1, 2008 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the SEC on May 15, 2009).

10.28
Equipment Leasing Schedule No. 002 to Master Lease Agreement by and between SMS and SMF dated as of September 1, 2008 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the SEC on May 15, 2009).

10.29
Joint Venture Agreement dated as of March 26, 2004, by and between Solutions Integrated Marketing Services Ltd. and SPAR Group International, Inc., respecting the Corporation's subsidiary in India (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.30
Joint Venture Agreement dated as of May 1, 2001, by and between Paltac Corporation and SPAR Group, Inc., respecting the Corporation's subsidiary in Japan (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.31
Agreement on Amendment dated as of August 1, 2004, by and between SPAR Group, Inc. and SPAR FM Japan, Inc., respecting the Corporation's subsidiary in Japan (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.32
Joint Venture Agreement dated as of January 26, 2005, by and between Best Mark Investments Holdings Ltd. and SPAR International Ltd., respecting the Corporation's subsidiary in China (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.33
Joint Venture Agreement dated as of March 29, 2006 by and between FACE AND COSMETIC TRADING SERVICES PTY LIMITED and SPAR International, Ltd., respecting the Corporation's subsidiary in Australia (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.34
Stock Purchase and Sale Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002).

10.35
Revolving Credit, Guaranty and Security Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002).

10.36
Term Loan, Guaranty and Security Agreement by and among Performance Holdings, Inc. and SPAR Incentive Marketing, Inc., effective as of June 30, 2002 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002).

10.37
Promissory Note in the principal amount of $764,271.00 by STIMULYS, Inc., in favor of SPAR Incentive Marketing, Inc., dated as of September 10, 2004 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.38
Payoff and Release Letter by and between STIMULYS, Inc., and SPAR Incentive Marketing, Inc., dated as of September 10, 2004 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.39
Sales Proceeds Agreement by and between STIMULYS, Inc. and SPAR Incentive Marketing, Inc., dated as of September 10, 2004 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.40
Third Amended and Restated Revolving Credit and Security Agreement dated as of January 24, 2003 (as amended, the "Webster Credit Agreement"), by and among Webster Business Credit Corporation, formerly known as Whitehall Business Credit Corporation (the "Lender") with SPAR Marketing Force, Inc., SPAR Group, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., SPAR Group International, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and Pivotal Sales Company (as such borrower list may be amended from time to time, collectively, the "SPAR Borrowers"), (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.41
Consent, Joinder, Release and Amendment Agreement (Amendment No. 1) to the Webster Credit Agreement among the SPAR Borrowers and Lender dated as of October 31, 2003 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 30, 2004.

10.42
Waiver and Amendment Letter (Amendment No. 2) to the Webster Credit Agreement among the SPAR Borrowers and Lender dated as of January 1, 2004 (incorporated by reference to SGRP's Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, as filed with the SEC on June 28, 2004.

10.43
Waiver And Amendment No. 3 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of March 26, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 26, 2004).

10.44
Waiver And Amendment No. 4 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of May 17, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 26, 2004).

10.45
Waiver and Amendment No. 5 to Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of August 20, 2004 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 23, 2004).

10.46
Waiver and Amendment No. 6 to Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of November 15, 2004 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 17, 2004).

10.47
Waiver to the Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of March 31, 2005 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.48
Waiver to the Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of May 11, 2005, with respect to the fiscal quarter ended March 31, 2005 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.49
Waiver to the Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of August 10, 2005, with respect to the fiscal quarter ended June 30, 2005 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 15, 2005).

10.50
Waiver to the Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of November 10, 2005, with respect to the fiscal quarter ended September 30, 2005 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005).

10.51
Amendment No. 7 to the Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of January 18, 2006 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2006).

10.52
Waiver And Amendment No. 8 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of March 28, 2007, with respect to the fiscal year ended December 31, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.53
Waiver And Amendment No. 9 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of May 18, 2007, with respect to the fiscal year ended December 31, 2006 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.54
Limited Guaranty of Robert G. Brown respecting certain obligations of the SPAR Borrowers under the Webster Credit Agreement in favor of the Lender dated as of May 18, 2007 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.55
Limited Guaranty of William H. Bartels respecting certain obligations of the SPAR Borrowers under the Webster Credit Agreement in favor of the Lender dated as of May 18, 2007 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.56
Waiver And Amendment No. 10 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of August 1, 2007, with respect to the fiscal quarter ended June 30, 2007 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 20, 2007).

10.57
Waiver And Amendment No. 11 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of November 16, 2007, with respect to the fiscal year ended December 31, 2006 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 19, 2007).

10.58
Waiver And Amendment No. 12 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of February 12, 2008, with respect to the fiscal year ended December 31, 2007 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2008).

10.59
Waiver And Amendment No. 13 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of August 14, 2008, with respect to the fiscal quarter ended June 30, 2008 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 14, 2008).

10.60
Amendment No. 14 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of January 23, 2009 (as filed herewith).

10.61
Amendment No. 15 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of March15, 2009 (as filed herewith).

10.62
Amendment No. 16 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Borrowers and Lender dated as of March 15, 2010 (as filed herewith).

10.63
Confirmation of Credit Facilities Letter by Royal Bank of Canada in favor of SPAR Canada Company dated as of October 17, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.64
General Security Agreement by SPAR Canada Company in favor of Royal Bank of Canada dated as of October 20, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.65
Waiver Letter and Amendment by and between Royal Bank of Canada Company, dated as of March 31, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on March 31, 2008).

10.66
Debtor Finance Agreement dated as of May 24, 2006 by and among Bendingo Bank Limited ACN and Sparfacts Pty Ltd. together with Bendingo Bank Limited ACN Standard Terms and Conditions (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 15, 2008).

14.1
Code of Ethical Conduct for the Directors, Senior Executives and Employees, of SPAR Group, Inc., dated May 1, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 5, 2004).

14.2
Statement of Policy Regarding Personal Securities Transaction in Company Stock and Non-Public Information, as amended and restated on May 1, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 5, 2004).

21.1	List of Subsidiaries.
23.1	Consent of Rehmann Robson.
23.2	Consent of Güreli Yeminli Mali Müşavirlik A.Ş.
23.3	Consent of Nagesh Behl & Co.
23.4	Consent of UAB Rezultatas.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By:	/s/ Gary S. Raymond
Gary S. Raymond
Chief Executive Officer

Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Gary S. Raymond	Chief Executive Officer and Director
Gary S. Raymond
Date: April 15, 2010

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: April 15, 2010

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: April 15, 2010

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: April 15, 2010

/s/ Jerry B. Gilbert	Director
Jerry B. Gilbert
Date: April 15, 2010

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: April 15, 2010

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: April 15, 2010

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: April 15, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SPAR Group, Inc. and Subsidiaries
Tarrytown, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for these years as listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.  We did not audit the financial statements of UAB SPAR RSS Baltic, SPAR Turkey. Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi), or SPAR Solutions India Private Limited for the year ended December 31, 2008. These financial statements reflect total assets constituting 10% of consolidated total assets as of December 31, 2008, and total revenues constituting 11% of total consolidated revenue for 2008. Such 2008 financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for UAB SPAR RSS Baltic, SPAR Turkey. Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi), and SPAR Solutions India Private Limited for 2008, is based solely on the reports of the other auditors.

Except as discussed in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit on its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting  as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As of this report, we have not received the final audit report for SPAR Solutions India Private Limited as referenced in Note 1 of the accompanied financial statements.  We also did not audit the financial statements of SPAR Solutions India Private Limited for 2009.  SPAR Solutions India Private Limited financial statements reflect total assets constituting 7% of consolidated total assets as of December 31, 2009, and total revenues constituting 9% of total consolidated revenue for the year then ended.  We were unable to satisfy ourselves about the amounts reported in 2009 for SPAR Solutions India Private Limited by means of other auditing procedures.

In our opinion, based on our audits and the reports of the other auditors for 2008, except for the effects of such adjustments, if any, as might have been determined to be necessary in 2009 had we been able to satisfy ourselves about the 2009 reported financial statement amounts for SPAR Solutions India Private Limited, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule for those years, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ Rehmann Robson

Troy, Michigan
April 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors
SPAR Alan Pazarlama Hizmetleri Limited Sirketi

We have audited the accompanying balance sheet of Spar Alan Pazarlama Hizmetleri Limited Şirketi (the “Company”) as at December 31, 2008, and the related statement of operations and stockholders’ equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the result of its operations for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Güreli Yeminli Mali Müşavirlik A.Ş.

Istanbul, Turkey
February 6, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SPAR Solutions Merchandising Private Limited
New Delhi, India

The board of directors and stockholders of SPAR Solutions Merchandising Private Limited

We have audited the accompanying balance sheets of SPAR Solutions Merchandising Private Limited, a company incorporated under the laws of India, as of December 31, 2008 and the related statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPAR Solutions Merchandising Private Limited as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in United States.

/s/ Nagesh Behl & Co.

New Delhi, India
April 13, 2009

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

UAB “SPAR RRS BALTIC”

Vilnius, Lithuania

We have audited the accompanying balance sheet of UAB "SPAR RRS BALTIC" as of December 31, 2008, and the related statements of income, stockholders equity, and cash flow for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UAB "SPAR RRS BALTIC" as of December 31, 2008, and the results of its operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UAB “Rezultatas”

Vilnius, Lithuania
February 17, 2009

 SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,659	$1,685
Accounts receivable, net	10,231	13,110
Prepaid expenses and other current assets	1,182	1,446
Total current assets	13,072	16,241

Property and equipment, net	1,550	1,803
Goodwill	798	798
Other assets	1,931	1,806
Total assets	$17,351	$20,648

Liabilities and equity
Current liabilities:
Accounts payable	$3,819	$4,491
Accrued expenses and other current liabilities	2,226	4,911
Accrued expenses due to affiliates	1,436	1,398
Customer deposits	477	582
Lines of credit	4,862	5,494
Total current liabilities	12,820	16,876

Long-term liabilities	–	105
Total liabilities	12,820	16,981

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized shares - 3,000,000
Issued and outstanding shares-	6	6
554,402 – December 31, 2009 and 2008
Common stock, $.01 par value:
Authorized shares - 47,000,000
Issued and outstanding shares -
19,139,365 – December 31, 2009 and 2008	191	191
Treasury stock	(1)	(1)
Additional paid-in capital	13,099	12,821
Accumulated other comprehensive loss	(220)	(361)
Accumulated deficit	(8,975)	(9,477)
Total SPAR Group, Inc. equity	4,100	3,179
Non-controlling interest	431	488
Total Equity	4,531	3,667
Total liabilities and equity	$17,351	$20,648

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008
Net revenues	$57,549	$69,611
Cost of revenues	40,019	48,688
Gross profit	17,530	20,923

Selling, general and administrative expenses	16,127	18,514
Depreciation and amortization	1,081	939
Operating income	322	1,470

Interest expense	178	328
Other (income) expense	(582)	671
Income before provision for income taxes	726	471

Provision for income taxes	169	532
Net income (loss)	557	(61)
Net loss (income) attributable to non-controlling interest	55	(163)
Net income attributable to SPAR Group, Inc	$502	$102
Basic/diluted net income per common share:
Net income - basic/diluted	$0.03	$0.01
Weighted average common shares – basic	19,139	19,130
Weighted average common shares – diluted	19,434	19,315

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands)

	Preferred Stock		Common Stock					Accumulated Other
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Gain	Total Equity
Balance at January 1, 2008			19,089	$ 191	$(1)	$11,982	$(9,579)	$(43)	$2,550

Preferred Stock Issued	554	$ 6	–	–	–	494	–	–	500
Stock options exercised and employee stock purchase plan purchases			50	–	–	41	–	–	41
Issuance of stock options to
non-employees for services			–	–	–	71	–	–	71
Issuance of stock options to
employees for services			–	–	–	233	–	–	233
Comprehensive loss:
Foreign currency translation loss								(318)	(318)
Net Income							102	–	102
Comprehensive loss			–	–	–	–	102	(318)	(216)
Balance at December 31, 2008	554	$6	19,139	$ 191	$(1)	$12,821	$(9,477)	$ (361)	$3,179

Preferred Stock Issued			–	–	–	–	–	–
Issuance of stock options to
non-employees for services			–	–	–	70	–	–	70
Issuance of stock options to
employees for services			–	–	–	136	–	–	136
Purchase of non-controlling interest in joint ventures			–	–	–	51	–	–	51
Stock Compensation			–	–	–	21	–	–	21
Comprehensive income:
Foreign currency translation gain			–	–	–	–	–	141	141
Net Income							502	–	502
Comprehensive income							502	141	643
Balance at December 31, 2009	554	$ 6	19,139	$ 191	$(1)	$13,099	$(8,975)	$(220)	$4,100

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008
Operating activities
Net income (loss)	$557	$(61)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,081	939
Issuance of stock and stock options for service	278	305
Additional paid-in capital from purchase of non-controlling interest	(112)	–
Changes in operating assets and liabilities:
Accounts receivable	2,997	638
Prepaid expenses and other assets	139	(742)
Accounts payable, accrued expenses, other current liabilities and customer deposits	(3,529)	1,057
Net cash provided by operating activities	1,411	2,136

Investing activities
Purchase of property and equipment and non controlling interest in subsidiary	(831)	(1,219)

Financing activities
Net (payments) borrowings on lines of credit	(743)	(746)
Long-term liabilities	–	(194)
Issuance of Preferred Stock	–	500
Proceeds from employee stock purchase plan and exercised options	–	41
Net cash used in financing activities	(743)	(399)

Effect of foreign exchange rate changes on cash	137	(79)

Net change in cash and cash equivalents	(26)	439
Cash and cash equivalents at beginning of year	1,685	1,246
Cash and cash equivalents at end of year	$1,659	$1,685

Supplemental disclosure of cash flows information
Interest paid	$288	$268
Income taxes paid	$799	$156

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business and Organization

The SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, furniture and other product assembly services, Radio Frequency Identification (“RFID”) services, technology services and marketing research services.

Today the Company operates in 11 countries whose population represents approximately 47% of the total world population. The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Domestic Merchandising Services Division provides merchandising and marketing services, furniture and other product assembly services, Radio Frequency Identification (“RFID”) services, technology services and marketing research to manufacturers and retailers in the United States. The various services are primarily performed in mass merchandisers, office, grocery and drug store chains, independent, convenience and electronics stores.

The International Merchandising Services Division began operations in May of 2001 through its subsidiaries, the Company currently provides similar merchandising, marketing services and in-store event staffing in Japan, Canada, South Africa, India, Romania, China, Lithuania, Latvia, Australia, and New Zealand.

The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

Domestic Merchandising Services Division

The Company’s Domestic Merchandising Services Division provides nationwide merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, office, grocery and drug store chains, independent, convenience and electronics stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies in the United States.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at the store level, and the Company may be engaged by either the retailer or the manufacturer.  Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories "on the shelf" in accordance with client or store schematics, confirming, replacing shelf tags, setting new sale or promotional product displays and advertising, kiosk replenishment and providing in-store event staffing and in store, in home and in office assembly services.  Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, special seasonal or promotional merchandising, focused product support and product recalls.  The Company also provides RFID services, technology services and marketing research services.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Business and Organization (continued)

International Merchandising Services Division

The Company's International business in each territory outside the United States is conducted through a foreign subsidiary incorporated in its primary territory.  The primary territory (together with each additional territory in which it conducts its business), establishment date (which may include predecessors), the percentage of the Company's equity ownership, and the principal office location for its US (Domestic) subsidiaries and each of its foreign (International) subsidiaries is as follows:

Primary Territory (+ additional Territory)	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York United States of America
Japan	May 2001	100%*	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
Turkey	July 2003	51%**	Istanbul, Turkey
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
China	February 2005	100%***	Hong Kong, China
Lithuania (+ Latvia)	September 2005	51%	Siauliai, Lithuania
Australia (+ New Zealand)	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%****	Bucharest, Romania

*	Temporarily 100% is owned by the Company which is currently negotiating with a local merchandising and services company to purchase 49% of this subsidiary.

**	Currently inactive and exploring a change in market focus.

***
In March 2010, the Company signed a new Joint Venture agreement with a Local Partner to establish a new merchandising and marketing company in mainland China.  The new company is expected to be operational by June 2010.

****	Currently the Company owns two subsidiaries in Romania. One Subsidiary is 100% owned and currently inactive. The second subsidiary, acquired in July 2009, is 51% owned and is active.

The Company's subsidiary in India, SPAR Solutions India Private Limited, has prepared financial statements and is being audited by Nagesh Behl & Co., who have submitted a draft of their audit report and the adjusted financial statements for the year ended December 31, 2009, to the Indian subsidiary's Board of Directors for approval.  The Company's Indian auditors have advised the Company that such approval is required under Indian accounting rules in order for them to issue their report, and they will issue their audit report as soon as the Indian subsidiary's board has approved such report and adjusted financial statements.  The Board of Directors of SPAR Solutions India Private Limited has been unable to meet in person due to scheduling difficulties, but has scheduled a board meeting for April 26, 2010, to address the approval of the 2009 audit report and adjusted financial statements. The Company believes that those adjusted financial statements will not be changed and expects an unqualified audit report to be issued at that time.

The assets, liabilities, revenues and expenses of the Company's Indian subsidiary reported in those adjusted financial statements are included in the Company’s 2009 consolidated financial statements, and those assets represent 7% of the consolidated total assets and those revenues represent 9% of the consolidated total revenue of the Company for the year ended December 31, 2009.  Rehmann Robson, the Company's principal auditor, has included a scope limitation in its report as the audit of SPAR Solutions Private Limited has not been finalized.  Once the audit of SPAR Solutions Private Limited is finalized the Company intends to file an amendment to this Annual Report with the opinion of Nagesh Behl & Co. and an updated opinion from Rehmann Robson.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates its 100% owned subsidiaries. The Company also consolidates all of its 51% owned subsidiaries as the Company believes it is the primary beneficiary in accordance with Accounting Standards Codification (ASC) 810-10, Consolidation of Variable Interest Entities.

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

Doubtful Accounts and Credit Risks

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $317,000 and $292,000 at December 31, 2009 and 2008, respectively. Bad debt expenses were $412,000 and $284,000 in 2009, and 2008, respectively.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method.

Internal Use Software Development Costs

In accordance with ASC-350-10-720, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include (but are not limited to) the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company’s software development projects. Capitalized software development costs are amortized over three years on a straight-line basis.

The Company capitalized $586,000 and $448,000 of costs related to software developed for internal use in 2009, and 2008, respectively, and recognized approximately $396,000 and $333,000 of amortization of capitalized software for 2009 and 2008, respectively.

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

2. Summary of Significant Accounting Policies (continued)

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

Major Customers - Domestic

One customer accounted for 10% and 7% of the Company's net revenues for the years ended December 31, 2009, and 2008, respectively, resulting from merchandising services performed for a large pharmaceutical distributor. This customer accounted for approximately 6% and 3% of the Company's accounts receivable at December 31, 2009, and 2008, respectively.

A second customer accounted for  6% and 5% of the Company’s net revenues for the years ended December 31, 2009, and 2008, respectively, resulting from merchandising services performed for manufacturers and others in stores operated by a leading mass merchandising chain in the United States. These customers accounted for approximately 9% and 4% of the Company’s accounts receivable at December 31, 2009, and 2008, respectively.

In addition, approximately 5% and 11% of the Company’s net revenues for the years ended December 31, 2009, and 2008, respectively, resulted from merchandising services performed for a national drug store chain. This customer accounted for approximately less than 1% and approximately 4% of the Company’s accounts receivable at December 31, 2009, and 2008, respectively.

Also, less than 1% and 9% of the Company’s net revenues for the years ended December 31, 2009, and 2008, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by Circuit City Stores, Inc. ("Circuit City"), which until recently was a leading electronics chain in the United States. Services performed for those clients in Circuit City also accounted for 2% and 7% of Company’s accounts receivable at December 31, 2009, and 2008, respectively.  Circuit City closed a number of stores in 2008 and filed for protection under the U.S. Bankruptcy Code on November 10, 2008.  On January 17, 2009, Circuit City began the complete liquidation of all of its inventory.  Its liquidation sales continued through March 31, 2009, and eventually closed all of its stores.  At December 31, 2009, Circuit City owed the Company approximately $245,000 in unpaid (pre-bankruptcy) receivables.  The Company has fully reserved this receivable for the potential non collectability of these receivables.

Foreign Currency Rate Fluctuations

The Company has foreign currency exposure associated with its international subsidiaries. In both 2009 and 2008, these exposures are primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At December 31, 2009, international assets totaled $3.5 million and international liabilities totaled $5.5 million. For 2009, international revenues of subsidiaries posted $31.1 million and the international share of the Company’s net income was a net loss of approximately $631,000.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At December 31, 2009, the Company’s outstanding debt totaled $4.9 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	5.0%	$4,030
International	3.5% - 8.5%	832
		$4,862

(1)         Per annum interest at December 31, 2009
(2)         Based on exchange rate at December 31, 2009

Based on 2009 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows by approximately $40,000.

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

Stock-Based Compensation

As of January 1, 2006, ASC-718-10 became effective and applicable to the Company’s accounting for its employee options. Under ASC-718-10, compensation expense is recognized in the Company’s financial statements when employee stock options are granted. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee’s requisite service period, which generally is the options’ vesting period. Fair value is calculated using the Black-Scholes option pricing model. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 144% and 142% for 2009, and 2008, respectively; risk-free interest rate of 3.85% and 2.25% for 2009, and 2008, respectively; and expected lives of six years.

Net Income Per Share

Basic net income per share amounts are based upon the weighted average number of common shares outstanding. Diluted net income per share amounts are based upon the weighted average number of common and potential common shares outstanding except for periods in which such potential common shares are anti-dilutive. Potential common shares outstanding include stock options and are calculated using the treasury stock method.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Goodwill

The Company adopted ASC-805-10, Goodwill and Other Intangible Assets, in the first quarter of 2002. Therefore, goodwill is no longer amortized, but is subject to annual impairment tests. At December 31, 2009 and 2008, the Company performed the required impairment test. The Company calculated the fair value of each business unit for which goodwill was recorded to determine if there was an impairment. The fair value of each unit was based upon the estimate of the discounted cash flow generated by the respective business unit. As a result of these calculations, it was determined that there was no impairment to the goodwill associated with the acquisition of its in-store demonstration business and therefore no impairment charge was recorded for 2009 or 2008. The goodwill balance was $798,000 at December 31, 2009 and 2008, respectively.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.  This standard establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative U.S. GAAP, superseding all previously issued authoritative guidance.  All references to pre-Codification GAAP in our financial statements are replaced with the Accounting Standard Codification (ASC).

In June 2009, the FASB issued a new accounting standard related to transfers of financial assets.  The standard provides greater transparency about transfers of financial assets and a company’s continuing involvement in the transferred financial assets.  The standard also removes the concept of a qualifying special-purpose entity from U.S. GAAP, changes the requirements for derecognizing financial assets, and requires additional disclosures about a transferor's continuing involvement with the transferred financial assets and the related risks retained.  The standard is effective as of January 1, 2010.  We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

In June 2009, the FASB issued a new accounting standard related to the consolidation of VIEs.  The standard replaces the quantitative-based risks and rewards calculation with an approach that is primarily qualitative.  The standard also requires ongoing reassessments of the appropriateness of consolidation, and additional disclosures about involvement with VIEs.  The standard is effective for us as of January 1, 2010.  We do not expect this standard to have a material impact on our financial condition, results of operations, and financial statement disclosures.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information

	December 31,
Accounts receivable, net, consists of the following (in thousands):	2009	2008

Trade	$7,250	$9,895
Unbilled	2,953	2,964
Non-trade	345	543
	10,548	13,402
Less:
Allowance for doubtful accounts	(317)	(292)
	$10,231	$13,110

	December 31,
Property and equipment consists of the following (in thousands):	2009	2008

Equipment	$7,669	$7,423
Furniture and fixtures	558	555
Leasehold improvements	245	245
Capitalized software development costs	2,886	2,278
	11,358	10,501
Less accumulated depreciation and amortization	9,808	8,698
	$1,550	$1,803

	December 31,
Other assets (in thousands):	2009	2008

Safeway settlement (inclusive of interest)	$1,744	$1,612
Other	187	194
	$1,931	$1,806

	December 31,
Accrued expenses and other current liabilities (in thousands):	2009	2008

Taxes payable	$240	$1,061
Accrued accounting and legal expenses	201	277
Accrued salaries payable	696	622
Other	1,089	2,951
	$2,226	$4,911

4. Lines of Credit

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Credit Facility”). The Credit Facility provides for a $5.0 million revolving line of credit which matured on March 15, 2010. In February 2008, the Credit Facility was amended to establish monthly EBITDA covenants until September 30, 2008, and to set a Fixed Charge Coverage Ratio covenant for the year ended December 31, 2008.  In January 2009 the Credit Facility was amended to extend the agreement until March 15, 2009, adjust the interest rate to the greater of 5%, the Alternative Base Rate or 30 day LIBOR plus 2.75% and to increase the limit on the capital expenditures to $1.3 million.  In March 2009, the Credit Facility was amended to

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Lines of Credit (continued)

extend the maturity until March 15, 2010, extend the monthly Fixed Charge Coverage Ratio covenant until March 15, 2010 and reset the limit on capital expenditures to $800,000.  On March 15, 2010, the Credit Facility was further amended to extend the maturity and continue the monthly covenant requirements until September 15, 2010.

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

The basic interest rate under the Credit Facility is the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Credit Facility was 5% per annum for the twelve months ended December 31, 2009. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were $4.0 million and $3.9 million at December 31, 2009 and 2008, respectively.  As of December 31, 2009, the Company had unused availability under the Credit Facility of $16,000 out of the remaining maximum $969,000 unused revolving line of credit.

Due to the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at December 31, 2009 and 2008.

The Webster Credit Facility contains certain restrictive covenants.  At December 31, 2009, the Company was in compliance with the covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary SPAR FM Japan, Inc. line of credit agreement totaling 100 million Yen or approximately $1.1 million (based upon the exchange rate at November 30, 2009) was cancelled at November 30, 2009 with the change in ownership to 100% owned by SGRP.  Prior to this change there were no outstanding balances under the line of credit agreement at November 30, 2009 and December 31, 2008.

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.8 million (based upon the exchange rate at December 31, 2009). At December 31, 2009, SPARFACTS Australia Pty. Ltd. had $510,000 (Australian), or approximately $455,000, outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate was 8.5% per annum for the twelve months ended December 31, 2009.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $715,000 (based upon the exchange rate at December 31, 2009). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.   On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). At December 31, 2009, SPAR Canada Company had $395,000 (Canadian), or approximately $376,000, outstanding under the line of credit (based upon the exchange rate at December 31, 2009).  The average interest rate was 3.25% per annum for the twelve months ended December 31, 2009.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes

The provision for income tax expense is summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008
Current	$169	$532
Deferred	–	–
	$169	$532

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Provision for income taxes at federal statutory rate, net of foreign tax	$136	$35
State income taxes, net of federal benefit	43	3
Permanent differences	18	28
Change in valuation allowance	(202)	(39)
International tax (benefit) provisions	109	302
International tax exam provision	-	400
Change in tax reserve	4	(224)
Other	61	27
Provision for income taxes	$169	$532

Deferred taxes consist of the following (in thousands):	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$7,179	$7,376
Deferred revenue	3	59
SIM reserve against loan commitment	147	147
Allowance for doubtful accounts and other receivable	115	93
Share-based compensation expense	374	318
Depreciation	72	26
Accrued expenses	5	5
Other	27	–
Valuation allowance	(6,997)	(7,199)
Total deferred tax assets	926	825

Deferred tax liabilities:
Goodwill	101	81
Litigation receivables	496	496
Capitalized software development costs	329	248
Total deferred tax liabilities	926	825
Net deferred tax assets	$–	$–

At December 31, 2009, the Company has net operating loss carryforwards (NOLs) of $5.6 million, related to the PIA Acquisition available to reduce future federal taxable income.  Section 382 of the Internal Revenue Code restricts the

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership had occurred in 1999.  The Company may utilize $657,500 of the PIA NOLs per year through the year 2018.

In addition, the Company incurred NOLs related to its prior year losses totaling $13.4 million of which:

$1.1 expires in 2023,
$5.2 expires in 2024,
$3.6 expires in 2026,
$2.9 expires in 2027,
$0.3 expires in 2028, and
$0.3 expires in 2029.

As a result of losses, a challenging market and the lack of certainty of continued profitability in 2010, the Company has established a valuation allowance of approximately $7.0 million against deferred tax assets at December 31, 2009.

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

ASC-740-10 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with ASC-740-10. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of ASC-740-10 and in subsequent periods. ASC-740-10 is effective for fiscal years beginning after December 15, 2006 and the provisions of ASC-740-10 will be applied to all tax positions upon initial adoption of the Interpretation. The Company has adopted ASC-740-10 as of January 1, 2007.

The Company adopted provisions of ASC-740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized an increase of approximately $145,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2009	2008
Beginning Balance	$115	$339
Additions for tax positions of prior years	21	6
Reductions for tax positions of prior years	(17)	(230)
Ending Balance	$119	$115

ASC-740-10 requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. state and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2005 through the present. However, tax authorities have

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

In management's view, the Company's tax reserves at December 31, 2009, totaling $119,000 for potential domestic state tax liabilities were sufficient to meet the requirements of ASC-740-10. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

Details of the Company's tax reserves at December 31, 2009, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$78	$28	$13	$119
Federal	–	–	–	–
International	–	–	–	–
Total FIN 48 Reserve	$78	$28	$13	$119

6. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $418,000 and $417,000 for 2009, and 2008, respectively. At December 31, 2009, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

Year	Amount
2010	$658
2011	673
2012	414
2013	235
Total	$1,980

International Commitments

The Company’s international model is to partner with local merchandising companies and combine the partner’s knowledge of the local market with the Company’s proprietary software and expertise in the merchandising and marketing business. In 2001, the Company established its first international subsidiary and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand through 8 subsidiaries.

Certain of these international subsidiaries are marginally profitable while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may find it necessary to provide additional cash infusions into these subsidiaries.

Legal Matters

Safeway Inc. (“Safeway”) filed a Complaint against PIA Merchandising Co., Inc. (“PIA Co.”), a wholly owned subsidiary of SPAR Group, Inc. (“SGRP”), Pivotal Sales Company (“Pivotal”), a wholly-owned subsidiary of PIA Co., and SGRP in Alameda County Superior Court, case no. 2001028498 on October 24, 2001. Safeway's claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 21, 2002, and amended them on or about October 15,

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

2002, alleging causes of action by PIA Co. and Pivotal against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment. Trial commenced in March 2006.

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway’s interference with Pivotal’s contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA Co. for Safeway’s breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal on August 14, 2006 for $1,307,700. Both sides filed post trial motions but all post trial motions were denied. Notices of appeal were thereafter filed by both Safeway and Pivotal/PIA Co./SGRP. Pivotal/PIA Co./SGRP is seeking to have Safeway’s award overturned, thereby increasing the award to Pivotal by over $5 million. Safeway is seeking to have overturned the $5,760,879 award against it for interference with contractual relationships.  With the appeals pending, the parties participated in a mediation of the dispute, but it was not successful in resolving the matter.  Accordingly, the appeals are proceeding.

Briefing on the appeals commenced in the second quarter of 2008, and the case was fully briefed by April 2009.  An oral argument hearing date has been scheduled by the California Court of Appeal for May 12, 2010.  The appellate process in the Court of Appeal is expected to conclude by late summer 2010.  The Company has recorded the net $1.3 million judgment award in other assets.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the Company or its estimated or desired business, income, growth or other Condition and Results.

7. Treasury Stock

The Company initiated a share repurchase program in 2002, which allowed for repurchase of up to 100,000 shares. In 2003, the Board of Directors authorized the repurchase of an additional 122,000 shares increasing the total to 222,000 shares.

The Company’s treasury stock balances have remained unchanged at a quantity of 254 shares at a value of $1,212 for the years 2009, and 2008.

8. Employee Benefits

Stock Purchase Plans

The Company has Employee and Consultant Stock Purchase Plans (the “SP Plans”). The SP Plans allow employees and consultants of the Company to purchase common stock without having to pay any commissions on the purchases. On August 8, 2002, the Company’s Board of Directors approved a 15% discount for employee purchases and recommended that its affiliates (See Note 9 – Related-Party Transactions) approve a 15% cash bonus for affiliate consultant purchases. The maximum amount that any employee or consultant can contribute to the SP Plans per quarter is $6,250, and the total number of shares reserved by the Company for purchase under the SP Plans is 500,000.

Shares purchased by employees and consultants under the SP Plans were 13,237 and 6,961 for 2009, and 2008, respectively.  As of December 31, 2009, 309,670 shares remain outstanding under the SP plan.

The Company’s expense resulting from the 15% discount offered to employees and consultants was immaterial for all years presented.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Employee Benefits (continued)

Retirement/Pension Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. Employer contributions were suspended for 2009 and were approximately $51,000 in 2008.  Effective January 1, 2010 the Company has reinstated the Employer contributions.

9. Related-Party Transactions

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR Infotech, Inc. (“SIT”).

SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists field force and approximately 93% of the Company’s domestic field management at a total cost of approximately $14 million and $17.5 million for 2009 and 2008, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended (the "Field Services Agreement"), SMS provides merchandising services to the Company through the use of approximately 4,800 of its field force of merchandising specialists.  Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 50 full-time national, regional and district managers to the Company.  For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the "Plus Compensation").  In 2009, SMS and the Company agreed to provide a temporary price concession by lowering the Plus Compensation rate by one percentage point, from 4% to 3%, effective January 1, 2009, continuing through December 31, 2009, at which time the Plus Compensation rate was re-instated to 4% as of January 1, 2010. The total Plus Compensation (3% of the costs of SMS and SMSI for 2009) earned by SMS and SMSI for services rendered in 2009 was $404,000.  The total Plus Compensation earned by SMS and SMSI for services rendered in 2008 was zero as both SMS and the Company amended the Field Services Agreement effective as of September 24, 2008, pursuant to which SMS agreed to partially reduce the 2008 Plus Compensation by $500,000 through September 30, 2008 ($100,000 at March 31, 2008, and $400,000 at September 30, 2008), all in order to (among other things) facilitate operation of SMF's business.  In return, the First Amendment amended the Field Agreement to provide that the Company will pay an early termination fee of $300,000 to SMS in the event the Company terminates or elects to not renew the Field Agreement prior to December 31, 2010.  In December 2008, SMS agreed to reduce its Plus Compensation by an additional $400,000 in 2008.

The Company has continued to purchase those services because it believes the terms it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services.  The Company periodically engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates.  The most recent such survey showed that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services.  The Company's cost of revenue would have increased by $492,000 and $598,000 for the years ended December 31, 2009 and 2008, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described below.

The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, all income from SMS and

SMSI is allocated to them.

SIT provided substantially all of the Internet computer programming services to the Company at a total cost of approximately $572,000 and $728,000 for 2009, and 2008, respectively. SIT provided approximately 21,000 and 25,000 hours of Internet computer programming services to the Company for 2009, and 2008, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of January 1, 2004, SIT continues to provide programming services to the Company for which the Company has agreed to pay SIT competitive hourly wage rates for

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Related-Party Transactions (continued)

time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $26.64 and $28.93 for 2009, and 2008, respectively. Effective January 1, 2010, the Company will no longer be utilizing the programming services of SIT.  In an effort to reduce cost and improve efficiencies, the Company has made arrangements to perform these programming services at its centralized data processing facility located in Auburn Hills, Michigan.  The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT since 2005. However, since SIT is a “Subchapter S” corporation and is owned by, Messrs. Brown and Bartels all income of  SIT, is allocated to them.

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

By March 31, 2008, all of the operating leases noted above had expired. Both SMF and SPAR Canada elected to notify SMS of their intention to continue to lease the equipment for an additional twelve month period. On September 24, 2008,

SMS entered into a Bill of Sale and Lease Termination agreement with SMF and SPAR Canada, pursuant to which the parties terminated those leases and SMF purchased from SMS the equipment SMF leased under its existing equipment lease pursuant to its option thereunder and the equipment SPAR Canada leased under its existing equipment lease (with SPAR Canada's consent), for a total purchase price of $500,000 (the fair market value of the hand held computer units so purchased).  SGRP’s Audit Committee and Board of Directors each reviewed and approved this affiliated transaction, including (without limitation) the terms of the Bill of Sale and the affiliated relationship of the parties.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Related-Party Transactions (continued)

The following transactions occurred between the Company and the above affiliates (in thousands):

	Year Ended December 31,
	2009	2008
Services provided by affiliates:
Independent contractor services (SMS)	$10,820	$13,760

Field management services (SMSI)	$3,223	$3,314

Handheld computer leases (SMS)	$132	$7

Internet and software program consulting services (SIT)	$572	$728

Accrued expenses due to affiliates (in thousands):	December 31,
	2009	2008
Total accrued expenses due to affiliates	$1,436	$1,398

In addition to the above, through the services of Affinity Insurance, Ltd. (“Affinity”), the Company purchases insurance coverage for its casualty and property insurance risk. The Company’s Chairman and Vice Chairman own, through SMSI, a minority (less than 1%) equity interest in Affinity.

SGRP’s Audit Committee periodically reviews and has approved all of the related party relationships and transactions described above.  As required by and in accordance with its Charter and the Company's Code of Ethical Conduct,

NASDAQ rules and applicable law, the Audit Committee reviews each material related party transaction for its overall fairness to the Company, both initially and periodically (often annually), which review includes (without limitation) the costs and benefits to the Company, the other terms of the transactions, the affiliated relationship of the parties, and whether the overall economic and other terms are (or continue to be) no less favorable to the Company than would be the case with an unrelated provider of substantially similar services.

10. Stock Based Compensation

SGRP currently has five stock option plans:  the 2008 Stock Compensation Plan ("2008 Plan"), the 2000 Stock Option Plan ("2000 Plan"), the Special Purpose Stock Option Plan ("Special Purpose Plan"), the Amended and Restated 1995 Stock Option Plan (“1995 Plan”) and the Directors Plan.

On May 29, 2008, SGRP's stockholders approved and adopted the 2008 Plan as the successor to the 2000 Plan, the 1995 Plan and the Director’s Plan with respect to all new options issued. The 2008 Plan provides for the granting of either incentive or nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other stock based awards to specified employees, consultants, and directors of the Company, although to date SGRP has not issued any permissible form of award other than stock options.  Pursuant to the 2008 Plan, no more than 5,600,000 shares of SGRP's common stock in the aggregate ("Maximum Covered Shares") may be covered by options or other awards issued from time to time under the 2008 Plan on or after May 29, 2009 ("New Awards"), or to the extent still outstanding on May 29, 2008, issued at any time under the 2000 Plan or 1995 Plan ("Continuing Awards").  Shares covered by New Awards or Continuing Awards that expire, lapse, terminate, are forfeited, become void or otherwise cease to exist (other than as a result of exercise) are added back to the Maximum Covered Shares and become available for new grants, while those shares covered by exercised New Awards or Continuing Awards are not added back and accordingly effectively reduce the Maximum Covered Shares under the 2008 Plan.  The options have a maximum term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders (whose terms are limited to a maximum of five years), and SGRP has generally issued options having maximum terms.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Stock Based Compensation (continued)

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

Summary of 2009 Plan Activities:

	Options
Plan	Beginning Balance	Granted	Exercised	Cancelled	December 31, 2009 options outstanding
2008 Plan	330,300	2,123,739	–	(351,850)	2,102,189
2000 Plan	1,904,149	–	–	(1,623,108)	281,041
Special Purpose Plan	–	–	–	–	–
1995 Plan	11,000	–	–	(9,000)	2,000
Director’s Plan	–	–	–	–	–
Total	2,245,449	2,123,739	–	(1,983,958)	2,385,230

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Stock Based Compensation (continued)

estimated stock compensation expense is $93,000 and $42,000 for employees and non-employees, respectively, which will be recognized ratably over the four-year vesting period.

At the 2009 annual meeting on May 28, 2009, the stockholders of SGRP approved an amendment (the “Repricing Amendment”) to the 2008 Plan that gives the Compensation Committee of SGRP's Board of Directors (the "Compensation Committee") the full authority and complete flexibility from time to time to designate and modify (in its discretion) one or more of the outstanding stock options or other awards (including their exercise prices and other terms) to (among other things) restore their intended values and incentives to their holders.  No further consent of SGRP’s stockholders is required for any repricing or other modification of any award pursuant to the Repricing Amendment.  The Repricing Amendment permits changes in all outstanding stock options and other awards, including those previously issued under predecessor plans.  However, no modification can adversely affect an awardee’s rights or obligations under an award without the awardee’s consent.

On August 6, 2009, in order to restore the intended value and incentives under SGRP's outstanding stock options as permitted by the Repricing Amendment, the Compensation Committee and Board approved a plan to offer to its employees, officers, directors, consultants and retirees the opportunity to surrender options on approximately 2.1 million shares of the Corporation's common stock  in exchange for repriced replacement options (“New Option Contracts”)  in the same amount as the surrendered option shares except for those surrendered by outside directors, who will receive fewer replacement shares.

 The Corporation detailed such plan in its Offer to Exchange Certain Outstanding Stock Options for New Stock Options dated August 24, 2009 (including its exhibits and incorporated documents, the "Exchange Offer"), as filed with the SEC in its Schedule TO on August 25, 2009.

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

Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled $136,000 and $233,000 for the years ended December 31, 2009 and 2008, respectively. Compensation expense related to non-employee stock option grants awarded to the employees of the Company’s affiliates was $70,000 and

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Stock Based Compensation (continued)

$71,000 for the years ended December 31, 2009 and 2008, respectively.  The unamortized expense as of December 31, 2009, was approximately $321,000 and $269,000 for employee and non-employee outstanding stock option grants, respectively.  The impact of the total share-based compensation expense on basic/diluted earnings per share was $0.01 and $0.01 for both the year ended December 31, 2009 and 2008, respectively.

On March 10, 2010, in connection with an Investor Relations Consulting agreement dated August 15, 2009, with Alliance Advisors LLC, the Board of Directors approved the issuance of 120,000 shares of SGRP common stock in return for a cash payment of $0.01 per share and services rendered by Alliance Advisors LLC to the Company.

The following table summarizes stock option activity under SGRP’s plans:
	Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2008	2,294,603	$1.26
2008
Granted	334,100	$0.96
Exercised	(53,688)	0.77
Canceled or expired	(329,566)	1.36
Options outstanding, December 31, 2008	2,245,449	$1.21
2009
Granted	2,123,739	$0.41
Exercised	–	–
Canceled or expired	(1,983,958)	1.22
Options outstanding, December 31, 2009	2,385,230	$0.48

Option price range at December 31, 2009	$0.01 to $4.65

	2009	2008
Grant Date weighted average fair value of
options granted during the year	$0.41	$0.96

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
Less than $1.01	2,274,865	9.3 years	$0.44	458,749	$0.48
$1.01 - $2.00	104,115	5.1 years	1.25	88,476	1.28
$2.01 - $4.00	6,000	2.1 years	3.14	6,000	3.14
Greater than $4.00	250	3.6 years	$4.65	250	$4.65
Total	2,385,230			553,475

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Geographic Data

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division, uses those divisions to improve its operational and strategic focuses, and tracks and reports certain financial information separately for each of those divisions, as described above. (See Note 1 – Business and Organization, above).  The Company measures the performance of its Domestic and International divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.  Set forth below are summaries (in thousands) of the Company's net revenues from its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and from its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain International subsidiaries as a percent of consolidated net revenue, operating income (loss) and long lived assets by geographic area for 2009 and 2008, respectively:

	Year Ended December 31,
	2009	2008
Net revenues:
United States	$26,427	$30,803
International	31,122	38,808
Total net revenues	$57,549	$69,611

	Year Ended December 31,
	2009		2008
Net revenues International :	% of consolidated net revenue		% of consolidated net revenue
Japan	$10,972	19.1%	$11,208	16.1%
Australia	6,171	10.7%	8,425	12.1%
India	5,010	8.7%	4,887	7.0%
Canada	4,663	8.1%	7,191	10.3%
All Others	4,306	7.5%	7,097	10.2%
Total international revenue	$31,122	54.1%	$38,808	55.7%

	Year Ended December 31,
	2009	2008
Operating income (loss):
United States	$888	$879
International	(566)	591
Total operating income	$322	$1,470

	December 31, 2009	December 31, 2008
Long lived assets:
United States	$4,001	$4,070
International	278	337
Total long lived assets	$4,279	$4,407

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Geographic Data (continued)

Purchase of Interest in Subsidiaries

In July 2009, the Company purchased the remaining 49% ownership in the Company's existing Romanian subsidiary, which currently has minimal operations.  As consideration for purchase, the Company forgave $34,344 of debt owed by the former partner.  The Company is currently assessing ongoing business opportunities for this subsidiary.

On August 6, 2009, the Board of Directors and its Audit Committee approved the purchase of the 51% ownership in S.C. SPAR City S.R.L., a Romanian marketing services company, held by SPAR Infotech, Inc. (“SIT”), an affiliated company (See Note 9, Related-Party Transactions), for a cost of $61,876, which was the fair market value of SIT's interest in the company as of June 30, 2009.  The purchase by the Company of SIT's entire 51% ownership in such new Romanian subsidiary was effective as of July 1, 2009, for purposes of the consolidation of the new Romanian subsidiary into the Company's financial statements.  The remaining 49% ownership in the new Romanian subsidiary is held by a Romanian party not affiliated with the Company.

Effective August 31, 2009, the Company purchased the remaining 50% ownership in the Company’s subsidiary in China, SPAR China Limited, at a cost of $1.00 and its assumption of a working capital loan payable to the previous partner for approximately $191,000 USD payable in eight monthly installments beginning September 2009. The Company was actively pursuing a new local partner in the merchandising business to purchase a 49% interest in its subsidiary in China.  On March 23, 2010, the Company entered into a joint venture agreement with a Local Partner in mainland China.  A new company is being formed and will manage its operations from a Shanghai location.  The Company believes this new Joint Venture will be operational by June 2010.

Effective November 30, 2009 the Company purchased the remaining 50% ownership in the Company’s subsidiary in Japan, SPAR FM Japan, Inc., at a cost of 667,578 Yen or approximately $8,000 US dollars.  The Company is actively pursuing a new local partner in the merchandising business to purchase a 49% interest in its subsidiary in Japan.

The effects of the above transactions on the net income attributed to the Company and transfers to the non- controlling interest are as follows (in thousands):

Year Ended
December 31, 2009

Net income attributed to SPAR Group, Inc	$502
Transfers to the non-controlling interest:
Increase in SPAR Group, Inc. Paid in Capital for purchase of subsidiaries common stock	51
Change from net income attributed to SPAR Group, Inc. and transfer to non-controlling interest	$553

The purpose of the above schedule is to disclose the effects of changes in the Company's ownership interest in its subsidiaries on the Company's equity.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008
Numerator:
Net income	$502	$102

Denominator:
Shares used in basic net income per share calculation	19,139	19,130
Effect of diluted securities:
Employee stock options:	295	185
Shares used in diluted net income per share calculations	19,434	19,315

Basic and diluted net income per common share:	$0.03	$0.01

13. Acquisition

On December, 4 2009, the Company acquired substantially all of the business and customer contracts and hired certain employees of Brenner Associates Inc., an assembly service and merchandising service company that also did business as National Marketing Services or "NMS".  NMS was in a bankruptcy proceeding. With the approval of the court, the trustee and NMS's secured lender, JPMorgan Chase Bank, N.A. ("Chase"), and in return for the transfer of certain NMS assets to the Company, Chase released certain claims against NMS, and the Company agreed to compensate Chase through a contingent earn-out based on achieving certain future gross revenue levels and to indemnify Chase for up to $50,000 of uncollected NMS receivables in the event the collections by the trustee and Chase were less than the specified minimum.  No other consideration was paid for NMS.

The earn out is based on the Company achieving at least $8.0 million in gross revenue from the acquired NMS business on a rolling 12 month basis. If this revenue level is achieved, Chase will be paid a monthly earn-out that could aggregate $350,000 during a 12 month period. If the Company achieved a similar gross revenue level on such a basis during a second 12 month period, Chase will be paid a second monthly earn-out that could aggregate $350,000 over that period (thus providing Chase with a potential earn-out of $700,000 over a 24 month period).  The Company has not recorded any contingent liabilities related to the earn-out as current revenue levels do not indicate that such earn-out will be triggered. .  The Company will continue to evaluate the terms of the purchase in 2010 and adjust the purchase price as appropriate.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Acquisition (continued)

The acquired NMS assets included all of the stock of its wholly owned subsidiaries; National Assembly Services, Inc., a New Jersey corporation that performs in-home furniture assembly services ("NAS"), and NMS Retail Services ULC (“NRS”), a Nova Scotia unlimited Liability Company that performs merchandising services in Canada.  The principal assets of NAS and NRS were cash and accounts receivable, which had an approximate fair value of $205,000 on December 4, 2009, and their principal liabilities were accounts payable and accrued expenses, which had a fair value of $214,000 on the date of such acquisition.  As subsidiaries of the Company, the assets and liabilities of NAS and NMS Canada, as well as their results since the date of acquisition, are included in the Company's 2009 consolidated financial statements.

14. Subsequent Events

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $1.0 million at which time the Company received its first installment of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010. The remaining balance of the loan amounting to $500,000 will be issued to the Company as needed and agreed upon between the parties.

The loan is payable on an interest only basis (for a one year term) at the rate of 14% per annum (payable monthly). Maturity is set at March 31, 2011, however, should the loan not be paid in full by March 31, 2011 the interest rate increases to 24% per annum (payable monthly, until the principal is paid in full). It should be noted that the loan does not contain a prepayment penalty.

In addition to the cost of interest the Company paid, at closing, to Michael Anthony Holding, Inc. a fee of $10,000 in cash and issued 75,000 warrants to purchase 75,000 shares of the Company’s Common Stock. The warrants are exercisable over two (2) years at the market price of $0.85 per Common share (SPAR’s closing stock price on that date). In addition, the loan is secured by the stock of SPAR Canada Company.

In March 2010, the Company established a new Canadian subsidiary, SPAR Wings & Ink Company ("SWI"). On April 1, 2010, with the approval of SGRP’s directors, SWI acquired substantially all of the business, customer contracts, receivables, work-in progress, other assets and certain liabilities of 2078281 Ontario Limited, an Ontario merchandising and marketing company doing business as Wings & Ink (the "Seller"). The Company, at closing, also hired substantially all of the Seller’s employees including offering consulting contracts to the principals of the Seller.

In return for the purchase of such assets and assumed liabilities, at closing SWI compensated the Seller through 1) a cash payment of $500,000 Canadian dollars (“CAD”), 2) issued a $75,000 CAD interest bearing promissory note payable over an 18 month period and 3) placed $50,000 in escrow for a 12 month period.

SWI also agreed to pay an earn out to the principals of the Seller based on SWI achieving certain revenue and gross profit margin levels of the acquired business for each of the next two12 month periods. The earn out is based on revenue and gross profit margins exceeding certain agreed upon base levels, if achieved, the principles will be paid one third of the excess gross profit dollars in each of the two 12 month periods.

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2009:

Deducted from asset accounts:
Allowance for doubtful accounts	$ 292	412	387	$ 317

Year ended December 31, 2008:

Deducted from asset accounts:
Allowance for doubtful accounts	$ 163	284	155	$ 292

(1)           Uncollectible accounts written off, net of recoveries