Form 10-K/A
period 2009-12-31
SPAR GROUP INC
filed 2010-04-30
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.).  (Check one):

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

The number of shares of the Registrant's Common Stock outstanding as of December 31, 2009, was 19,139,365 shares.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

SPAR Group, Inc. ("SGRP" or the "Corporation"), and together with its subsidiaries, the "SPAR Group" or the "Company"), is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the SEC on April 15, 2010 (as amended hereby, its "2009 Annual Report"), for the purpose of including the information required by Part III of Form 10-K.  Because no financial statements are contained in this Amendment, SGRP is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act.  SGRP is not making any other changes in this Amendment to its 2009 Annual Report.  SGRP anticipates filing an additional amendment to its 2009 Annual Report when it receives the final audit report for its Indian subsidiary, SPAR Solutions India Private Limited, as referenced in Item 9A of, and in Note 1 to the financial statements to, its 2009 Annual Report.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

THE BOARD OF DIRECTORS OF THE CORPORATION

The Board of Directors (the "Board") is responsible for the management and direction of SGRP and establishing its corporate policies. The current members of the Board are set forth below, and each director is a nominee for election at the 2010 Annual Meeting:

Name	Age	Position with SPAR Group, Inc.
Gary S. Raymond	51	Chief Executive Officer and President
Robert G. Brown	67	Chairman and Director
William H. Bartels	66	Vice Chairman and Director
Jack W. Partridge (1)	64	Director and Chairman of the Compensation Committee
Jerry B. Gilbert (1)	76	Director
Lorrence T. Kellar (1)	73	Director and Chairman of the Audit Committee
C. Manly Molpus (1)	68	Director and Chairman of the Governance Committee

(1) Member of the Governance, Compensation and Audit Committees

Gary S. Raymond serves as the Chief Executive Officer, President and a Director of SGRP and has held such positions since July 9, 2007.  Mr. Raymond served in senior management capacities at Proctor and Gamble, The Gillette Company, Duracell, The White Rain Company and Revlon.  Mr. Raymond was general manager of Gillette's North American operations and was an active member of Duracell's global business team.

Robert G. Brown serves as the Chairman and a Director of SGRP (and former Chief Executive Officer and President) and has held such positions since July 8, 1999, the effective date of the merger of the SPAR Marketing Companies with PIA Merchandising Services, Inc. (the "Merger"). Mr. Brown served as the Chairman, President and Chief Executive Officer of the SPAR Marketing Companies (SPAR/Burgoyne Retail Services, Inc. ("SBRS") since 1994, SPAR, Inc. ("SINC") since 1979, SPAR Marketing, Inc. ("SMNEV") since November 1993, and SPAR Marketing Force, Inc. ("SMF") since 1996).

William H. Bartels serves as the Vice Chairman and a Director of SGRP and has held such positions since July 8, 1999 (the effective date of the Merger). Mr. Bartels served as the Vice Chairman, Secretary, Treasurer and Senior Vice President of the SPAR Marketing Companies (SBRS since 1994, SINC since 1979, SMNEV since November 1993 and SMF since 1996).

Jack W. Partridge serves as a Director of SGRP and has done so since January 29, 2001. He has served as the Chairman of the Compensation Committee of SGRP since May 9, 2003, and also is a member of the Audit Committee and Governance Committee. Mr. Partridge is President of Jack W. Partridge & Associates. He previously served as Vice Chairman of the Board of The Grand Union Company from 1998 to 2000. Mr. Partridge's service with Grand Union followed a distinguished 23-year career with The Kroger Company, where he served as Group Vice President, Corporate Affairs, and as a member of the Senior Executive Committee, as well as various other executive positions. Mr. Partridge has been a leader in industry and community affairs for over three decades. He has served as Chairman of the Food Marketing Institute's Government Relations Committee, the Food and Agriculture Policy Task Force, and as Chairman of the Board of The Ohio Retail Association. He currently serves as a member of the board of Checkpoint Systems, Inc.

Jerry B. Gilbert serves as a Director of SGRP and has done so since June 4, 2001. Mr. Gilbert is a member of the Audit Committee, Compensation Committee and Governance Committee. Mr. Gilbert served as Vice President of Customer Relations for Johnson & Johnson's Consumer and Personal Care Group of Companies from 1989 to 1997. Mr. Gilbert joined Johnson & Johnson in 1958 and from 1958 to 1989 held various executive positions. Mr. Gilbert also served on the Advisory Boards of the Food Marketing Institute, the National Association of Chain Drug Stores and the General Merchandise Distributors Council (GMDC) where he was elected the first President of the GMDC Educational Foundation. He was honored with lifetime achievement awards from GMDC, Chain Drug Review, Drug Store News and the Food Marketing Institute. He is the recipient of the prestigious National Association of Chain Drug Stores (NACDS) Begley Award, as well as the National Wholesale Druggists Association (NWDA) Tim Barry Award. In June 1997, Mr. Gilbert received an Honorary Doctor of Letters Degree from Long Island University.

Lorrence T. Kellar serves as a Director and the Chairman of the Audit Committee of SGRP and has done so since April 2, 2003.  Mr. Kellar also is a member of the Compensation Committee and Governance Committee. Mr. Kellar had a 31-year career with The Kroger Co., where he served in various financial capacities, including Group Vice President for real estate and finance, and earlier, as Corporate Treasurer. He was responsible for all of Kroger's real estate activities, as well as facility engineering, which coordinated all store openings and remodels. Mr. Kellar subsequently served as Vice President, real estate, for Kmart and then as Vice President of Continental Properties Company, Inc., a retail real estate developer, until November, 2009. Mr. Kellar also serves on the boards of Frisch's Restaurants and Multi-Color Corporation and is a trustee of the Acadia Realty Trust. He also is a major patron of the arts and has served as Chairman of the Board of the Cincinnati Ballet.

C. Manly Molpus serves as a Director of SGRP and has done so since August 9, 2006.  Mr. Molpus is a member of the Audit Committee, Compensation Committee and Governance Committee.  Mr. Molpus recently retired as president, chief executive officer and a director of the Grocery Manufacturers Association, based in Washington, D.C.  Mr. Molpus serves on the Advisory Board of Levick Strategic Communications Company and as a Member of the CPG Advisory Board of ICG Commerce, a leading provider of procurement outsourcing services.. In 2002, he was appointed to the U.S. Department of State Advisory Committee on International Economic Policy. He formerly served on the USDA/USTR Agriculture Policy Advisory Committee for Trade.  Previously, Mr. Molpus served as president and chief executive officer of the American Meat Institute and was vice president of corporate affairs for The Kroger Co., the nation's largest supermarket company.

EXECUTIVE OFFICERS OF THE CORPORATION

Set forth in the table below are the names, ages and current offices held by all executive officers of SGRP. For biographical information regarding Gary S. Raymond, Robert G. Brown and William H. Bartels (See - The Board of Directors of the Corporation, above).

Name	Age	Position with SPAR Group, Inc.
Gary S. Raymond	51	Chief Executive Officer, President and Director
Robert G. Brown	67	Chairman and Director
William H. Bartels	66	Vice Chairman and Director
James R. Segreto	61	Chief Financial Officer, Secretary and Treasurer
Kori G. Belzer	44	Chief Operating Officer
Patricia Franco	49	Chief Information Officer and President of the SPAR International Merchandising Services Division

James R. Segreto serves as Chief Financial Officer, Secretary and Treasurer of SGRP and has done so since December 14, 2007. Prior to his current position Mr. Segreto served as Vice President and Controller of SGRP since July 8, 1999, the effective date of the Merger.  Mr. Segreto served as Chief Financial Officer for Supermarket Communications Systems, Inc. from 1992 to 1997 and LM Capital, LLP from 1990 to 1992. Prior to 1992, he served as Controller of Dorman Roth Foods, Inc.

Kori G. Belzer serves as the Chief Operating Officer of SGRP and has done so since January 1, 2004. Ms. Belzer also serves as Chief Operating Officer of SPAR Management Services, Inc. ("SMSI"), and SPAR Marketing Services, Inc. ("SMS"), each an affiliate of SGRP (See - Transactions with Related Persons, Promoters and Certain

Control Persons, below), and has done so since 2000. The Audit Committee determined that Ms. Belzer also served during 2003 as the de facto chief operating officer of SGRP through her position as Chief Operating Officer of SMSI and SMS. From 1997 to 2000, Ms. Belzer served as Vice President Operations of SMSI and as Regional Director of SMSI from 1995 to 1997. Prior to 1995, she served as Client Services Manager for SPAR/Servco, Inc.

Patricia Franco serves as the Chief Information Officer of SGRP and President of the SPAR International Merchandising Services Division and has done so since January 1, 2004. Ms. Franco also serves as Senior Vice President of SPAR Infotech, Inc. ("SIT"), an affiliate of SGRP (See - Transactions with Related Persons, Promoters and Certain Control Persons, below), and has done so since January 1, 2003. The Audit Committee determined that Ms. Franco also served during 2003 as the de facto chief information officer of SGRP as well as, the de facto President of the SPAR International Merchandising Services Division, through her position as Senior Vice President of SIT. Prior to 2003, Ms. Franco served in various management capacities with SIT, SMS and their affiliates.

CORPORATE GOVERNANCE

Board Meetings

The Board meets regularly to receive and discuss operating and financial reports presented by management of SGRP and its advisors. During the year ended December 31, 2009, the Board held four meetings in person and two meetings by telephone. Each incumbent Director is required to attend 75% of the board meetings.  In 2009, each incumbent director attended all of the meetings of the Board of Directors.

Board Size

On April 20, 2009, the Board reduced the size of the Board from eight directors to seven directors.  The eighth position had been vacant since the resignation and retirement of Mr. Robert O. Aders as a director on May 29, 2008.  The Governance Committee of the Board did not actively seek a candidate to replace Mr. Aders and fill the eighth seat on the Board, and instead recommended that the Board reduce the Board size in connection with this year's nominations of candidates for director.  Accordingly, there are only seven nominees for election as Directors at the 2010 Annual Meeting.  The Board can increase or decrease the size of the Board at any time, and any vacancy (including those caused by an increase in Board size) can be filled by the Board without an election.

Committees

From time to time the Board may establish permanent standing committees and temporary special committees to assist the Board in carrying out its responsibilities. Currently, SGRP has three permanent standing committees; the Audit Committee, the Compensation Committee and the Governance Committee.  An audit committee is required by the Nasdaq Stock Market, Inc. ("Nasdaq"), the Securities and Exchange Commission (the "SEC"), and applicable law. While SGRP is not similarly required to have either a compensation committee or governance committee, certain responsibilities assigned to these committees in their respective charters are required to be fulfilled by independent directors.

The standing committees of the Board are the Audit Committee of the Board (the "Audit Committee"), the Compensation Committee of the Board (the "Compensation Committee"), and the Governance Committee of the Board (the "Governance Committee"), as provided in SGRP's Restated By-Laws (See - Limitation of Liability and Indemnification Matters, below).

Audit Committee

The Audit Committee assists the Board in fulfilling its oversight responsibilities respecting the accounting, auditing and financial reporting and disclosure principles, policies, practices and controls of SGRP and its direct and indirect subsidiaries (together with SGRP, collectively, the "Company"), the integrity of the Company's financial statements, the audits of the financial statements of the Company and the Company's compliance with legal and regulatory requirements and disclosure, and has done so since June of 2000. The specific functions and responsibilities of the Audit Committee are set forth in the written Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., Dated (as of) May 18, 2004 (the "Audit Charter"), approved and recommended by the Audit Committee and Governance Committee and adopted by the Board on May 18, 2004. The Audit Committee also is given specific functions and responsibilities by and is subject to the rules and regulations of Nasdaq ("Nasdaq Rules") and of the SEC (the "SEC Rules"), the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and other applicable law, which are reflected in the Audit Charter. You can obtain and review a current copy of the Audit Charter on the Company's web site (www.sparinc.com), which is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab. The Audit Charter was amended and restated to reflect the recent evolution of the Audit Committee's expanding responsibilities, the recent adoption of Sarbanes-Oxley, and recent changes in Nasdaq Rules, SEC Rules, securities laws and other applicable law pertaining to all audit committees.  The Audit Committee reviews and reassesses the Audit Charter annually and recommends any needed changes to the Board for approval.  The Audit Committee's most recent review was in November of 2009, when it determined no changes were then needed in the Audit Charter.

The Audit Committee (among other things and as more fully provided in the Audit Charter):

(a)	Serves as an independent and objective party to monitor the Company's financial reporting process and internal accounting and disclosure control system and their adequacy and effectiveness;

(b)
Is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company (hereinafter referred to as the "Company's Independent Accountants");

(c)	Resolves disagreements between the Company's senior management and the Company's Independent Accountants regarding financial reporting;

(d)	Communicates directly with the Company's Independent Accountants;

(e)	Reviews and appraises the audit efforts of the Company's Independent Accountants, including the plans for and scope of the audit, the audit procedures to be utilized and results of the audit;

(f)	Provides an open avenue of communication among the Company's Independent Accountants, the Company's financial and senior management and the Board;

(g)
Reviews and approves, in advance, all non-audit services to be performed by the Company's Independent Accountants, either individually or through policies and procedures for particular types of services to be performed within specified periods;

(h)	Reviews the performance, qualifications and independence of the Company's Independent Accountants;

(i)	Reviews the financial reports and other financial information provided by SGRP to any governmental body or the public;

(j)	Encourages continuous improvement of, and fosters adherence to, the Company's accounting, disclosure and similar control policies, procedures and practices at all levels; and

(k)	Reviews and approves the overall fairness of all material related-party transactions.

The Audit Committee currently consists of Messrs. Kellar (its Chairman), Gilbert, Molpus and Partridge, each of whom has been determined by the Governance Committee and the Board to meet the independence requirements for Audit Committee members under Nasdaq Rule 4200(a)(14). In connection with his re-nomination as a Director, the Governance Committee and the Board re-determined that Mr. Kellar was qualified to be the "Audit Committee financial expert" as required by applicable law and the SEC Rules.

During the year ended December 31, 2009, the Audit Committee met four times in person and seven times by telephone.  All incumbent members attended at least 75% of the meetings.

See - Report of the Audit Committee of the Board of Directors below.

Compensation Committee

The Compensation Committee assists the Board in fulfilling its oversight responsibilities respecting the performance and compensation of the executives and the other compensation, equity incentive and related policies of the Company, through which the Company endeavors to attract, motivate and retain the executive talent needed to optimize stockholder value in a competitive environment while facilitating the business strategies and long-range plans of the Company. The specific functions and responsibilities of the Compensation Committee are set forth in the written Charter of the Compensation Committee of the Board of Directors of SPAR Group, Inc., Dated (as of) May 18, 2004 (the "Compensation Charter"), approved and recommended by the Compensation Committee and Governance Committee and adopted by the Board on May 18, 2004. The Compensation Committee also is given specific functions and responsibilities by and is subject to Nasdaq Rules, SEC Rules, Sarbanes-Oxley and other applicable law. You can obtain and review a current copy of the Compensation Charter on the Company's web site (www.sparinc.com), which is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab. The Compensation Charter was adopted to reflect the recent evolution of the Compensation Committee's informal responsibilities, the recent adoption of Sarbanes-Oxley, and recent changes in Nasdaq Rules, SEC Rules, securities laws and other applicable law pertaining to compensation committees.  The Compensation Committee reviews and reassesses the Compensation Charter annually and recommends any needed changes to the Board for approval.  The Compensation Committee's most recent review was in November of 2009, when it determined no changes were then needed in the Compensation Charter.

The Compensation Committee (among other things and as more fully provided in the Compensation Charter):

(a)
Oversees the existing and proposed compensation plans, policies and practices of the Company, and reviews and recommends to the Board any necessary or desirable changes or additions to any such plan, policy or practice, all in order to (i) attract and retain quality directors, executives and employees, (ii) provide total compensation competitive with similar companies, (iii) reward and reinforce the attainment of the Company's performance objectives, and (iv) align the interests of SGRP's directors and the Company's executives and employees with those of SGRP's stockholders (the "Company's Compensation Objectives");

(b)	Reviews the Company's existing and proposed Compensation Objectives from time to time and recommends to the Board any necessary or desirable changes or additions to such objectives;

(c)	Reviews the performance of and establishes the compensation for the Company's senior executives; and

(d)
Oversees the Company's stock option, stock purchase and other benefit plans and severance policies, and reviews and recommends to the Board any necessary or desirable changes or additions to any such plan, policy or practice.

The Compensation Committee currently consists of Messrs. Partridge (its Chairman), Gilbert, Kellar and Molpus, all of whom are non-employees of the Company and have been determined by the Governance Committee and the Board to be independent directors in accordance with Nasdaq Rule 4200(a)(14).

During the year ended December 31, 2009, the Compensation Committee met four times in person and one time by telephone.  All incumbent members attended at least 75% of the meetings.

Governance Committee

The Governance Committee assists the Board in fulfilling its oversight responsibilities respecting the nomination of directors and committee members for the Board and the corporate governance policies and practices of the Company. The specific functions and responsibilities of the Governance Committee are set forth in the written Charter of the Governance Committee of the Board of Directors of SPAR Group, Inc., Dated (as of) May 18, 2004 (the "Governance Charter"), approved and recommended by the Governance Committee and adopted by the Board on May 18, 2004. The Governance Committee also is given specific functions and responsibilities by and is subject to the Nasdaq Rules, SEC Rules, Sarbanes-Oxley and other applicable law, which are reflected in the Governance Charter. You can obtain and review a current copy of the Governance Charter on the Company's web site (www.sparinc.com), which is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab.  The Governance Charter was adopted to reflect the recent evolution of the Governance Committee's informal responsibilities, the recent adoption of Sarbanes-Oxley, and recent changes in Nasdaq Rules, SEC Rules, securities laws and other applicable law pertaining to governance committees.  The Governance Committee reviews and reassesses the

Governance Charter, Nomination Policy and Ethics Code (as such terms are defined below) annually and recommends any needed changes to the Board for approval.  The Governance Committee's most recent review was in November of 2009, when it determined no changes were then needed in the Governance Charter, Nomination Policy and Ethics Code.

The Governance Committee (among other things and as more fully provided in the Governance Charter):

(a)
Oversees the identification, vetting and nomination of candidates for directors of SGRP and the selection of committee members, reviews their qualifications (including outside director independence) and recommends any proposed nominees to the Board;

(b)	Oversees SGRP's organizational documents and policies and practices on corporate governance and recommends any proposed changes to the Board for approval; and

(c)
Oversees the Company's codes of ethics and other internal policies and guidelines and monitors the Company's enforcement of them and incorporation of them into the Company's culture and business practices.

The Governance Committee currently consists of Messrs. Molpus (its Chairman), Gilbert, Kellar, and Partridge, all of whom are non-employees of the Company and have been determined by the Governance Committee and the Board to be independent directors in accordance with Nasdaq Rule 4200(a)(14).

During the year ended December 31, 2009, the Governance Committee met four times in person.  All incumbent members attended at least 75% of the meetings.

Director Nominations

The Governance Committee oversees the identification, vetting and nomination of candidates for directors and the selection of committee members, the review of their qualifications (including outside director independence), and recommends any proposed nominees to the Board in accordance with the Governance Charter and with the SPAR Group, Inc. Statement of Policy Regarding Director Qualifications and Nominations dated as of May 18, 2004 (the "Nomination Policy"), as approved and recommended by the Governance Committee and adopted by the Board on May 18, 2004. You can obtain and review a current copy of this policy on the Company's web site (www.sparinc.com), which is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab.

The Nomination Policy requires that a majority of the directors of the Board and all members of its Audit Committee, Compensation Committee and Governance Committee satisfy the independence requirements applicable to Audit Committee members under the applicable Nasdaq Rules. Each of the Audit Charter, Compensation Charter and Governance Charter also contain the same requirements that all of their respective members satisfy such independence requirements.

The Nomination Policy identifies numerous characteristics believed important by the Board for any nominee for director and provides that each nominee for director should possess as many of them as practicable. These desirable characteristics include (among other things) the highest professional and personal ethics and integrity, sufficient time and attention to devote to Board and Committee duties and responsibilities, strong relevant business and industry knowledge and contacts, and business and financial sophistication, common sense and wisdom, and the ability to make informed judgments on a wide range of issues, the ability and willingness to exercise and express independent judgments, and the apparent ability and willingness to meet or exceed the Board's performance expectations.

Performance expectations for each director have also been established by the Board in the Nomination Policy, including (among other things) the director's regular preparation for, attendance at and participation in all meetings (including appropriate questioning), support and advice to management in his areas of expertise, maintenance of focus on the Board's agenda, understanding the business, finances, plans and strategies of Company, professional and collegial interaction, acting in the best interests of the Company and the stockholders, compliance with the Company's applicable ethics codes.

The Governance Committee generally will consider recommending the re-nomination of incumbent directors in accordance with the Nomination Policy, provided that they continue to satisfy the applicable personal characteristic criteria and performance expectations.  The Nomination Policy reflects the Board's belief that qualified incumbent directors are generally uniquely positioned to provide stockholders the benefit of continuity of leadership and seasoned judgment gained through experience as a director of SGRP, and that the value of these benefits may outweigh many other factors. However, the Governance Committee is not required to recommend to the Board the nomination of any eligible incumbent director for re-election.

In considering the potential director nominee slate (including incumbent directors) to recommend to the Board, the Nomination Policy directs the Governance Committee to take into account: (i) the benefits of incumbency, as noted above; (ii) any perceived needs of Board, any Committee or the Company at the time for business contacts, skills or experience or other particular desirable personal characteristics; (iii) the collegiality of Board members; (iv) the need for independent directors or financial experts under that Policy or applicable law for the Board or its Committees; (v) any other requirements of applicable law; and (vi) the desirability of ethnic, racial, gender and geographic diversity. The Governance Committee will consider proposed nominees from any source, including those properly submitted by stockholders (See - Stockholder Communications - Submission of Stockholder Proposals and Director Nominations, below).

Each potential nominee for director is required to complete and submit an officers' and directors' questionnaire as part of the process for making director nominations and preparation of SGRP's annual report and proxy statement. With new nominees, the process also may include interviews and background checks.

The seven nominees for director were reviewed, approved and recommended by the Governance Committee, were nominated by the Board and are all incumbents. Based on their respective officers' and directors' questionnaires, the Governance Committee and Board each determined that Mr. Jack W. Partridge, Mr. Jerry B. Gilbert, Mr. Lorrence T. Kellar, and Mr. C. Manly Molpus are independent directors under Nasdaq Rules, as required by the Nominations Policy and the committee charters, and that Mr. Lorrence T. Kellar is an "audit committee financial expert" under SEC Rules, as required by such rules and the Audit Charter.

Ethics Codes

SGRP has adopted codes of ethical conduct applicable to all of its directors, officers and employees, as approved and recommended by the Audit Committee and Governance Committee and adopted by the Board, in accordance with Nasdaq Rules. These codes of conduct (collectively, the "Ethics Code") consist of: (1) the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Dated (as of) May 1, 2004; and (2) the SPAR Group Statement of Policy Regarding Personal Securities Transaction in SGRP Stock and Non-Public Information Dated, Amended and Restated as of May 1, 2004, which amends, restates and completely replaces its existing similar statement of policy. Both Committees were involved because general authority over the Ethics Codes shifted from the Audit Committee to the Governance Committee with the adoption of the committee charters on May 18, 2004. However, the Audit Committee retained the express duty to review and approve the overall fairness of all material related-party transactions. You can obtain and review current copies of such code and policy on the Company's web site (www.sparinc.com), which are posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab.

Limitation of Liability and Indemnification Matters

SGRP's Certificate of Incorporation, as amended, eliminates the liability of all directors to the Corporation and its stockholders for monetary damages for breaches of their fiduciary duties as directors to the maximum extent such liability can be eliminated or limited under the Delaware General Corporation Law, as amended (the "DGCL"), which applies to SGRP as a Delaware corporation.  The DGCL permits a certificate of incorporation to include a provision eliminating such personal liability of its directors, and such elimination is effective under the DGCL, except that such liability currently may not be eliminated or limited under the DGCL (i) for any breach of their duty of loyalty to the company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.

SGRP's Restated By-Laws (as hereinafter defined) provide that SGRP must indemnify each of its current and former directors, executive officers and other designated persons (including those serving its affiliates in such capacities at SGRP's request), and may in the Board's discretion indemnify the other current and former officers, employees and other agents of SGRP and its subsidiaries, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit or proceeding to the fullest extent permitted by Delaware law (as more fully described in the following paragraphs).  The Restated By-Laws also provide that SGRP must advance the expenses (including attorneys' fees) actually and reasonably incurred by any such person in defending any such action, suit or proceeding, subject to such person's agreement to the extent required by the DGCL under the circumstances to reimburse SGRP if such person is not entitled to indemnification.  The Restated By-Laws and these mandatory indemnification provisions were approved and recommended by the Governance Committee and adopted by the Board of Directors of SGRP in order to conform to the current practices of most public companies and to attract and maintain quality candidates for its directors and management, and are included in the Amended and Restated By-Laws of SPAR Group, Inc., Dated as of May 18, 2004, as amended (the "Restated By-Laws").  You can obtain and review a current copy of the Restated By-Laws on the Company's web site (www.sparinc.com), which is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab.

Section 145 of the DGCL provides that SGRP (as a Delaware corporation) has the power to indemnify under various circumstances anyone who is or was serving as a director, officer, employee or agent of SGRP or (at its request) another corporation, partnership, joint venture, trust or other enterprise, which includes indemnification against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation), but only if (i) such person acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of SGRP, (ii) in the case of any criminal action or proceeding, such person had no reasonable cause to believe his or her conduct was unlawful, and (iii) in the case of any suit by or in the right of SGRP in which the person is adjudged to be liable to SGRP, the applicable court determines such person is nevertheless fairly and reasonably entitled to such indemnification under the circumstances.  Section 145 of the DGCL also permits SGRP to pay or advance the expenses (including attorneys' fees) actually and reasonably incurred by any such person in defending any such action, suit or proceeding, and requires that SGRP indemnify such person for such unpaid expenses upon a successful defense of such action, suit or proceeding.

SGRP maintains director and officer liability insurance that (subject to deductibles, maximums and exceptions) covers most liabilities arising out of the acts or omissions of any officer, director, employee or other covered person, both for the benefit of SGRP and its subsidiaries and the direct benefit of their directors and officers, regardless of whether the Restated By-Laws or DGCL Section 145 would permit indemnification of the matters covered by such insurance.  The Restated By-Laws and DGCL Section 145 expressly permit SGRP to secure such insurance and expressly provide that their respective indemnification provisions are not exclusive of any other rights to which the indemnified party may be entitled, including such insurance.

At present, there is no pending action, suit or proceeding involving any director, officer, employee or agent of the Company in which indemnification will be required or permitted.  The Company is not aware of any overtly threatened action, suit or proceeding that may result in a claim for such indemnification.

REPORT OF THE AUDIT COMMITTEE
OF THE BOARD OF DIRECTORS

The following is the Audit Committee's report submitted to the Board.

Report

Management is responsible for the Company's internal controls and the financial reporting process (as more fully described below).  Rehmann Robson, P.C. ("Rehmann"), the principal independent auditing firm for the Company, is responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and issuing a report thereon. The Audit Committee's responsibility is to monitor and oversee these processes.

The Audit Committee has reviewed and discussed with management of the Company and Rehmann the audited consolidated financial statements of the Company as of December 31, 2009, for each of the two years in the period ended December 31, 2009 (the "Audited Financial Statements"), as included in the Company's Annual Report on Form 10-K for that period as filed with the Securities and Exchange Commission on April 15, 2010.

In addition, the Audit Committee has discussed with Rehmann the matters required by Codification of Statements on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Audit Committee received and reviewed the written disclosures and the letter from Rehmann required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as adopted by the Public Company Accounting Oversight Board in Rule 3600T. The Audit Committee has discussed Rehmann's independence from the Company with Rehmann. The Audit Committee also discussed with management of the Company and the auditing firm such other matters and received such assurances from them, as the Audit Committee deemed appropriate.

Based on the foregoing review and discussions and a review of the report of Rehmann with respect to the Audited Financial Statements, and relying thereon, the Audit Committee has recommended to the Company's Board of Directors that the Audited Financial Statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

AUDIT COMMITTEE (for the period ended December 31, 2009)
Lorrence T. Kellar, its Chairman, and Jerry B. Gilbert, C. Manly Molpus and Jack W. Partridge

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

The management of the Company is responsible for the integrity and objectivity of the consolidated financial statements and other related financial information of the Company as of December 31, 2009, for each of the two years in the period ended December 31, 2009 (the "Audited Financial Statements"), as included in the Company's Annual Report on Form 10-K for that period as filed with the Securities and Exchange Commission on April 15, 2010. These financial statements were prepared in accordance with U.S. generally accepted accounting principles, as appropriate under the circumstances and consistently applied. Some of the amounts included in the financial statements are necessarily based on management's best estimates and judgment.

Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such terms are defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company has designed internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Management has evaluated the effectiveness of our internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2009, except for the following weakness:

The Company was not able to insure timely receipt of the auditor's report respecting the Company's subsidiary in India, SPAR Solutions India Private Limited, in order to allow completion of its consolidated reporting for the year ended December 31, 2009, which ultimately led to an extension request for filing the Company's Annual Report and filing such Annual Report in a manner that is not complete with regard to the reporting of the results of that foreign subsidiary.  See - Note 1 (Business and Organization – International Merchandising Services Division) to the Company's financial statements included in the 2009 Annual Report.

Under applicable Securities Law, the Company is not yet required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly such an attestation has not been obtained or included in its Annual Report or this Proxy Statement.

Management's Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and Rule

15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company's current disclosure controls and procedures are, except as noted above in respect of one foreign subsidiary, effective and adequate to insure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the year covered by this report or from the end of the reporting period to the date of this Proxy Statement.

The Company has established a plan, documented and tested its internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

Company's Financial Statements

The Audit Committee of the Board is responsible for reviewing and monitoring the Company's financial statements and practices to ascertain that they are appropriate in the circumstances. The Audit Committee currently consists of four independent directors.  It meets at least four times a year with representatives of financial management and the independent accountants, both together and separately, to review and discuss audit and financial reporting matters. The independent accountants have direct access to the Audit Committee to review the results of their audit. In addition, at the regular meetings of the Board of Directors, management and the Board discuss, among other things, financial and related matters, as appropriate. See - Report of the Audit Committee of the Board of Directors, above.

The Company's consolidated financial statements have been audited by Rehmann Robson, P.C., independent accountants, as stated in their report. The Company's principal independent accountants are appointed annually by the Audit Committee and confirmed by the Board. Their audit of the Company's consolidated financial statements was made in accordance with generally accepted auditing standards, and such audit included a study and evaluation of the Company's system of internal accounting controls they considered necessary to determine the nature, timing, and extent of the auditing procedures required for expressing an opinion on the Company's financial statements.

STOCKHOLDER COMMUNICATIONS

Communications with SGRP and the Directors

Generally, a stockholder who has a question or concern regarding the business or affairs of SGRP should contact the Chief Financial Officer of SGRP. However, if a stockholder would like to address any such question directly to the Board, to a particular Committee, or to any individual director(s), the stockholder may do so by sending his or her question(s) in writing addressed to such group or person(s), c/o SPAR Group, Inc., 560 White Plains Road, Suite 210, Tarrytown, New York, 10591, and marked "Stockholder Communication".

SGRP has a policy of generally responding in writing to each bona fide, non-frivolous, written communication from an individual stockholder. This policy is reflected in the SPAR Group, Inc. Statement of Policy Respecting Stockholder Communications with Directors dated as of May 18, 2004, approved and recommended by the Governance Committee and adopted by the Board on May 18, 2004. You can obtain and review a current copy of this policy on the

Company's web site (www.sparinc.com), which is posted and available to stockholders and the public under the Investor Relations tab and Corporate Governance sub-tab.

In addition, questions may be asked of any director at SGRP's annual stockholders' meeting. SGRP schedules its annual stockholders' meeting on the same day as a regularly scheduled quarterly Board meeting, so all directors generally attend. All of SGRP's directors attended its 2009 annual stockholders' meeting.  The Corporation believes its directors should attend all possible meetings of the Board and its committees and stockholders, but has not specified any required minimum attendance.

Submission of Stockholder Proposals and Director Nominations

For any business, nominee or proposal to be properly brought before an Annual Meeting by a stockholder (acting in his or her capacity as stockholder), the By-Laws require that such stockholder must give timely written notice thereof by physical delivery to the Secretary of SGRP. Any stockholder who wishes to present any business, nominee or proposal for action at the 2011 annual meeting of stockholders of SGRP must notify SGRP by no later than December 10, 2010.  Such stockholder's notice shall be in the form and contain the substance required under the Restated By-Laws and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, notices of stockholder proposals and nominations submitted after December 10, 2010, or that do not conform to the requirements of the Restated By-Laws or Rule 14a-18 of the Securities Exchange Act of 1934 (relating to proposals to be presented at the meeting but not included in SGRP's proxy statement and form of proxy) will be considered untimely or incomplete, respectively, and thus such matters will not be brought before the 2011 Annual Meeting of stockholders.

The Restated By-Laws provide that a stockholder's notice to the Secretary must set forth as to each matter the stockholder proposes to bring before the Annual Meeting (i) a brief description of the business, nominee or proposal desired to be brought before the Annual Meeting and the reasons for considering the same at the Annual Meeting, (ii) the name and address, as they appear on SGRP's books, of the stockholder proposing such business and any other stockholders known by such stockholder to be supporting such proposal, (iii) the class and number of shares of SGRP's stock which are beneficially owned by the stockholder on the date of such stockholder notice and by any other stockholders known by such stockholder to be supporting such proposal on the date of such stockholder notice, and (iv) any financial interest of such stockholder (or any affiliate or family member of such stockholder), whether current or at any time within the past three years, in such business, nominee or proposal. In addition, if the notice is a nomination of a candidate for director, the stockholder's notice also must contain (A) the proposed nominee's name and qualifications, including five year employment history with employer names and a description of the employer's business, whether such individual can read and understand basic financial statements, and board memberships (if any), (B) the reason for such recommendation, (C) the number of shares of stock of SGRP that are beneficially owned by such nominee, (D) a description of any business or other relationship, whether current or at any time within the past three years, between such nominee (or any affiliate or family member of such nominee) and either the Company, any of its directors or officers, its auditor, or any of its customers or vendors, and (E) a description of any financial or other relationship, whether current or at any time within the past three years, between the stockholder (or any affiliate or family member of such stockholder) and such nominee (or any affiliate or family member of such nominee).

If it is determined by the Governance Committee or the presiding officer of the Annual Meeting that a stockholder proposal was not made in accordance with the terms of the Restated By-Laws or the applicable SEC Rules or is not under the circumstances required to be considered thereunder, such proposal will not be acted upon at the Annual Meeting.

Item 11. Executive Compensation

Executive Compensation

The following table sets forth all compensation for services rendered to the Company in all capacities for the years ended December 31, 2009 and 2008 except for amounts paid to or by SMS, SMSI and SIT, (See - Transactions with Related Persons, Promoters and Certain Control Persons, above) by (i) the Corporation's Chief Executive Officer during the year ended December 31, 2009, (ii) each of the other two most highly compensated executive officers of the Company and its affiliates who were serving as executive officers of the Corporation or performing equivalent functions for the Corporation through a subsidiary or affiliate, at December 31, 2009, and (iii) certain other highly compensated executive officers of the Company who were serving as executive officers of the Corporation at December 31, 2009, and have been voluntarily included herein by the Corporation (collectively, the "Named Executive Officers").  The Company does not have any Non-Equity Incentive Compensation Plans other than as part of its individual Incentive Bonus Plans, any stock awards, any pension plans or any non-qualified deferred compensation plans, and accordingly those columns have been omitted.

Summary Compensation Table

Name and Principal Positions	Year	Salary($)		Bonus ($)	Option Awards ($)(1)	All Other Compensation ($) (2)	Total ($)
(a)	(b)	(c)		(d)	(f)	(g)	(h)
Gary S. Raymond	2009	176,474		–	23,216	6,517	206,207
Chief Executive Officer,	2008	200,000		–	30,971	8,607	239,578
President, and Director
Robert G. Brown	2009	41,830	(3)	–	–	47,082 (4)	88,912
Chairman of the Board	2008	34,270	(3)	–	–	10,872	45,142
and Director
William H. Bartels	2009	45,859	(3)	–	–	16,001	61,860
Vice Chairman and Director	2008	31,529	(3)	–	–	8,143	39,672

James R. Segreto	2009	132,355		–	9,674	18,462	160,491
Chief Financial Officer, Treasurer and Secretary	2008	150,000		14,341	12,928	10,873	188,142

Kori G. Belzer	2009	150,003		–	11,608	7,603	169,214
Chief Operating Officer	2008	170,000		–	39,811	11,034	220,845

Patricia Franco	2009	135,814		–	5,804	10,334	151,952
Chief Information Officer	2008	153,919		–	45,569	10,366	209,854
and the President of the SPAR International Merchandising Services Division

(1)
These are not amounts actually paid to or received by the named executives.  These are option related "compensation expenses" recognized by the Corporation under generally accepted accounting principles computed in accordance with ASC-718-10.  (See Note 2 - Summary of Significant Accounting Policies Stock Based Compensation) to the Company's Financial Statements included in the 2009 Annual Report.

(2)	Other compensation represents amounts paid for car allowances, 401(k) matching contributions, and medical, life and long term disability insurance premiums.
(3)	Does not include amounts paid to SMS, SMSI, SIT and Affinity Insurance Ltd. (See – Transactions with Related Persons, Promoters and Certain Control Persons, above)
(4)	Includes $27,000 as compensation paid to Mr. Brown as a Director of the Company.

All Other Compensation

The Corporation also provides a 401(k) plan, healthcare plan and certain other benefits to all of the Company's employees (including its executives).  The Company does not provide any perquisites or other benefits to its Named Executive Officers other than as described above.  The only retirement plan the Company maintains in the United States is its 401(k) Profit Sharing Plan, which is available to all of its employees.  Pursuant to that plan, the Company provides discretionary matching contributions for all eligible employees of the Company equal to a uniform percentage of their contribution, however the discretionary match was suspended for plan year 2009, and therefore no matching contributions are reflected in the 2010 Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth unexercised options, unvested stock options and certain related information for each Named Executive Officer outstanding as of December 31, 2009.  Except for the 2008 Plan and the stock options issued under it, the Corporation did not make any stock-based Awards in 2009, and does not have any equity incentive plans for the award of any stock, and accordingly those columns are omitted.

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Not Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date
Gary Raymond	05/31/07	50,000	50,000(2)	$0.91	05/30/17
	08/06/09	-	60,000	$0.40	08/06/19
	08/06/09	-	50,000	$0.40	08/06/19
	08/06/09	-	50,000	$0.40	08/06/19

James Segreto	08/06/09	-	25,000	$0.40	08/06/19
	08/06/09	-	2,000	$0.40	08/06/19
	08/06/09	-	17,000	$0.40	08/06/19
	08/06/09	-	4,500	$0.40	08/06/19
	08/06/09	-	8,000	$0.40	08/06/19
	08/06/09	-	10,000	$0.40	08/06/19
	08/06/09	-	9,000	$0.40	08/06/19
	08/06/09	-	10,000	$0.40	08/06/19
	08/06/09	-	15,000	$0.40	08/06/19
	08/06/09	-	20,000	$0.40	08/06/19

Kori Belzer	02/14/02	10,000	-	$1.78	02/13/12
	08/06/09	-	30,000	$0.40	08/06/19
	08/06/09	-	2,000	$0.40	08/06/19
	08/06/09	-	10,000	$0.40	08/06/19
	08/06/09	-	2,000	$0.40	08/06/19
	08/06/09	-	2,000	$0.40	08/06/19
	08/06/09	-	10,000	$0.40	08/06/19
	08/06/09	-	25,000	$0.40	08/06/19
	08/06/09	-	25,000	$0.40	08/06/19
	08/06/09	-	10,000	$0.40	08/06/19
	08/06/09	-	10,000	$0.40	08/06/19
	08/06/09	-	76,140	$0.40	08/06/19
	08/06/09	-	20,000	$0.40	08/06/19
	08/06/09	-	15,000	$0.40	08/06/19
	08/06/09	-	20,000	$0.40	08/06/19
	08/06/09	-	25,000	$0.40	08/06/19

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Not Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date
Patricia Franco	12/04/00	10,000	-	$0.63	12/03/10
	04/06/01	2,000	-	$0.88	04/05/11
	05/09/01	2,000	-	$1.10	05/08/11
	11/09/05	15,000	-	$1.10	11/09/15
	08/06/09	-	15,000	$0.40	08/06/19
	08/06/09	-	2,000	$0.40	08/06/19
	08/06/09	-	10,000	$0.40	08/06/19
	08/06/09	-	40,000	$0.40	08/06/19
	08/06/09	-	25,000	$0.40	08/06/19
	08/06/09	-	97,500	$0.40	08/06/19
	08/06/09	-	25,000	$0.40	08/06/19
	08/06/09	-	10,000	$0.40	08/06/19
	08/06/09	-	10,000	$0.40	08/06/19

(1)	Amounts, except as otherwise noted, vest one fourth in each of 2010, 2011, 2012 and 2013.
(2)	Amount vest one half in 2010 and 2011.

Option Exercises and Stock Vested

No other Named Executive Officers exercised options in 2009, and the Company did not make any stock-based Awards in 2009 other than the stock options described above.

Pension Benefits

The Company does not currently have a pension plan available to its executives or other employees, and accordingly this table has been omitted.

Non-Qualified Deferred Compensation

The Company does not currently have any non-qualified deferred compensation available to its executives or other employees, and accordingly this table has been omitted.

Compensation of Directors

The following table sets forth all compensation costs of the Corporation for services rendered to it by its directors (other than any Named Executive Officer), and certain other amounts that may have been received by or allocated to them, for the year ended December 31, 2009.  The Corporation does not give stock awards and does not have pension plans or non-qualified deferred compensation plans, so those columns have been omitted.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Option Awards (expense) ($) (1)	All Other Compensa- tion ($)	Total ($)	Option Grantz Date	Grant Date Fair Value of Stock Option Awards ($) (2)

Jack W. Partridge	2009	27,000	3,895	–	30,895	5/28/2009	4,129
Jerry B. Gilbert	2009	27,000	3,895	–	30,895	5/28/2009	4,129
Lorrence T. Kellar	2009	31,500	3,895	–	35,395	5/28/2009	4,129
C. Manly Molpus	2009	27,000	3,895	–	30,895	5/28/2009	4,129

(1)
These are not amounts actually paid to or received by the named directors.  These are option related "compensation expenses" recognized by the Corporation under generally accepted accounting principles, computed in accordance with

ASC-718-10.  See Note 2 (Summary of Significant Accounting Policies Stock Based Compensation) to the Company's Financial Statements included in the 2009 Annual Report.
(2)
These are not amounts actually paid to or received by the named directors and are not the "compensation expenses" recognized by the Corporation under generally accepted accounting principles.  These amounts are the full fair value on the grant date of the options awarded as computed in accordance with ASC-718-10 without regard to vesting or service period, and accordingly are likely to be different than the option expense amounts reported in this table.  See Note 2 (Summary of Significant Accounting Policies Stock Based Compensation) to the Company's Financial Statements included in the 2009 Annual Report.

Discussion of Directors' Compensation

The Compensation Committee administers the compensation plan for its outside Directors as well as the compensation for its executives. Each member of SGRP's Board who is not otherwise an employee or officer of SGRP or any subsidiary or affiliate of SGRP (each, an "Eligible Director") is eligible to receive the compensation contemplated under the Directors Compensation Plan (as defined below).

The Compensation Committee administers the compensation of directors pursuant to SGRP's Director Compensation Plan for its outside Directors, as approved and amended by the Board (the "Directors Compensation Plan"), as well as the compensation for SGRP's executives.

Under the Directors Compensation Plan, each member of SGRP's Board who is not otherwise an employee or officer of SGRP or any subsidiary or affiliate of SGRP (each a "Non-Employee Director") is eligible to receive director's fees of $30,000 per annum (plus an additional $5,000 per annum for the Audit Committee Chairman), payable quarterly in cash.  In February 2009, the Compensation Committee approved and recommended and the Board adopted a temporary 10% reduction in Non-Employee Director compensation for 2009.

In addition, upon acceptance of the directorship, each Non-Employee Director receives options to purchase 10,000 shares of SGRP's common stock, options to purchase 10,000 additional shares of SGRP's common stock after one year of service and options to purchase 10,000 additional shares of SGRP's common stock for each additional year of service thereafter granted by the Corporation at the regularly scheduled board meeting which coincides with the Annual Meeting. All options above have an exercise price equal to 100% of the fair market value of SGRP's common stock at the date of grant.

All of those options to Non-Employee Directors have been granted under the 2008 Plan, under which each member of the Board is eligible to participate. Non-Employee Directors will be reimbursed for all reasonable expenses incurred during the course of their duties. There is no additional compensation for committee participation, phone meetings, or other Board activities.

Audit and Compensation Committee Interlocks and Insider Participation

No member of the Board's Audit Committee, Compensation Committee or Governance Committee was at any time during the year ended December 31, 2009, or at any other time an officer or employee of the Company. No executive officer of the Company or Board member serves as a member of the board of directors, audit, compensation or governance committee of any other entity that has one or more executive officers serving as a member of SGRP's Board, Audit Committee, Compensation Committee or Governance Committee, except for the positions of Messrs. Brown and Bartels as directors and officers of the Company (including each of its subsidiaries) and as directors and officers of each of its affiliates, including SMS, SMSI and SIT (See - Transactions with Related Persons, Promoters and Certain Control Persons, above).

Potential Severance Payments upon a Change-In-Control and Termination

In order to retain and motivate certain highly qualified executives in the event of a "Change-in-Control", the Corporation has entered into a separate Amended and Restated Change in Control Severance Agreement in substantially the same form (each a "CICSA") in December 2008 with each of William H. Bartels, its Vice Chairman, Gary S. Raymond, its President and Chief Executive Officer, James Segreto, its Chief Financial Officer, Secretary and Treasurer, Kori G. Belzer, its Chief Operating Officer and Patricia Franco, its Chief Information Officer and President of the SPAR International Merchandising Services Division, which amended and restated substantially similar prior agreements from July 2007 in the case of Mr. Raymond and March 2007 in the case of the other executives.  Each CICSA provides that the applicable executive will receive a lump sum severance payment if both (1) a "Change in Control" occurs (which includes certain changes in ownership as well as the hiring of a new Chairman or Chief Executive Officer who was not

an executive on the date of the CICSA), and (2) within the "Protected Period" the executive either resigns for "Good Reason" (such as an adverse change in duties or compensation) or is terminated other than in a "Termination For Cause" (as such terms are defined in the applicable CICSA).  The Protected Period is equal to the greater of 36 months from the date of the CICSA or 24 months from the then most recent Change in Control (which could begin after the end of such 36 month period).  The payment is equal to the sum of (i) the employee's monthly salary  times the number of remaining months in the Protected Period following such resignation or termination, plus (ii)  the maximum bonus if any that would have been paid to such employee for any bonus plan then in effect (not to exceed 25% of the employee's annual salary).  Mr. Brown is not a party to a CICSA.  The CICSAs were amended and restated in December 2008 to comply with Section 409A of the Code.

Equity Compensation Plans

The following table contains a summary of the number of shares of Common Stock of SGRP that could be issued upon the exercise of the stock options outstanding at December 31, 2009, under the 2008 Plan and Prior Plans (as defined below), the weighted-average exercise price of those outstanding stock options, and the number of additional shares of Common Stock remaining available for future issuance of stock options and other stock based rights under the 2008 Plan as at December 31, 2009.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and stock rights (#)	Weighted average exercise price of outstanding options and stock rights ($)	Number of securities remaining available for future issuance of options and stock rights (#)

Equity compensation plans
approved by security holders	2,385,230	$0.48	2,327,460
Equity compensation plans
not approved by security holders	–	–	–
Total	2,385,230	$0.48	2,327,460

Stock Options Plans

SGRP currently grants options to its eligible directors, officers and employees and certain employees of its affiliates to purchase shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to the 2008 Stock Compensation Plan (as amended, the "2008 Plan").  SGRP also has granted stock options that continue to be outstanding under various predecessor stock option plans (each a "Prior Plan").  The Prior Plans consist of the following: the Amended and Restated 1995 Stock Option Plan (the "1995 Plan"); and the 2000 Stock Option Plan ("2000 Plan"), which succeeded the 1995 Plan.  Each Prior Plan will continue to be outstanding for the purposes of any remaining outstanding options issued under it for so long as such options are outstanding.  As described below, SGRP also has the authority to issue other types of stock-based awards under the 2008 Plan, but to date has not done so.

The Company believes that it is desirable to align the interests of SGRP's directors, executives, employees and consultants with those of its stockholders through their ownership of SGRP Shares.  Although the Company does not require its directors, executives, employees or consultants to own SGRP Shares, the Corporation believes that it can help achieve this objective by providing long term equity incentives through the issuance to its directors, executives, employees or consultants of options to purchase SGRP Shares and other stock-based awards pursuant to the 2008 Plan (as defined below) and facilitating the purchase of SGRP Shares at a modest discount by all of its executives, employees and consultants who elect to participate in its Employee Stock Purchase Plan (as defined below).  In particular, the Company believes that the award of options to purchase SGRP Shares to such directors, executives, employees and consultants encourages growth in their ownership of SGRP Shares, which in turn leads to the expansion of their stake in the long-term performance and success of the Company.

On May 29, 2008, SGRP's stockholders approved and adopted the 2008 Plan as the successor to the Prior Plans with respect to all new options issued. The 2008 Plan provides for the granting of either incentive or nonqualified stock options to purchase SGRP Shares, restricted SGRP Shares, and restricted stock units, stock appreciation rights and other awards based on SGRP Shares ("Awards") to SGRP Directors and the Company's specified executives, employees and  consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of award other than stock options.  Unless terminated sooner as provided therein, the 2008 Plan will terminate on May

28, 2018, which is ten years from the 2008 Plan Effective Date, and no further Awards may be made under it.  However, any existing Awards made prior to such termination will continue in accordance with their respective terms and will continue to be governed by the 2008 Plan.  Stock options granted under the 2008 Plan have a maximum term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders (whose terms are limited to a maximum of five years), and SGRP has generally issued options having maximum terms.

The 2008 Plan limits the number of SGRP Shares that may be covered by Awards ("Outstanding Covered Shares") to 5,600,000 SGRP Shares in the aggregate (the "Maximum Covered Shares"), which Outstanding Covered Shares for this purpose consist of the sum of (i) the SGRP Shares covered by all Awards issued under the 2008 Plan on or after May 29, 2008 ("New Awards"), plus (ii) and the SGRP Shares covered by all stock options issued at any time under the 2000 Plan or 1995 Plan to the extent they were still outstanding on May 29, 2008 ("Continuing Awards").  SGRP Shares covered by New Awards or Continuing Awards that expire, lapse, terminate, are forfeited, become void or otherwise cease to exist (other than as a result of exercise) are no longer Outstanding Covered Shares, are added back to remaining availability under the Maximum Covered Shares and thus become available for new Award grants, while those SGRP Shares covered by exercised New Awards or Continuing Awards continue to be Outstanding Covered Shares and are not added back to, and thus continue to reduce, the remaining availability under the Maximum Covered Shares under the 2008 Plan.  The Outstanding Covered Shares and Maximum Covered Shares (as well as the SGRP Shares covered by a particular Award) are all subject to certain adjustments that may be made by the Compensation Committee upon the occurrence of certain changes in the Corporation's capitalization or structure as provided in the 2008 Plan.  Except for the adjustments described above, an increase in the Maximum Covered Shares requires the consent of the SGRP stockholders under the terms of the 2008 Plan and Exchange Rules.

At the 2009 Annual Meeting, the stockholders of SGRP approved the adoption of the proposed amendment to SGRP's 2008 adding a new Section 12(a) thereto (the "Repricing Amendment"). For descriptions of the 2008 Plan, the Repricing Amendment and the reasons for such amendment, see "Proposal 3 – Approval of the Adoption of the Repricing Amendment to the 2008 Stock Compensation Plan" (pages 4 & 5) and "Stock Options and Purchase Plans" (pages 17 &18) in SGRP's Proxy Statement for the 2009 Annual Meeting, as filed with the Securities and Exchange Commission on April 30, 2009.

The Repricing Amendment gives SGRP's Compensation Committee the full authority and complete flexibility from time to time to designate and modify (in its discretion) one or more of the outstanding awards (including their exercise and base prices and other components and terms) to (among other things) restore their intended values and incentives to their holders. However, the exercise price, base value or similar component (if equal to SGRP's full stock price at issuance) of any award cannot be lowered to an amount that is less than the Fair Market Value (as defined in the 2008 Plan) on the date of the applicable modification, and no modification can adversely affect an awardee's rights or obligations under an award without the awardee's consent. No further consent of SGRP's stockholders is required for any repricing or other modification of any award under the Repricing Amendment. The Repricing Amendment applies to all outstanding options and other awards, including those previously issued under predecessor plans.

Stock options are included in the annual officer incentive plans described above.  Stock options also may be issued from time to time by SGRP in its discretion.  At each of its regular quarterly meetings, the Compensation Committee receives, discusses and approves (as and to the extent modified by them) management's recommendations respecting the discretionary issuance of stock options to executives and employees of the Company pursuant to the 2008 Plan.  The Chairman of the Board or the Compensation Committee may make those recommendations respecting Mr. Raymond, Mr. Raymond as Chief Executive Officer makes those recommendations respecting Mr. Segreto, Ms. Belzer and Ms. Franco, as well as for any new officer, and each of those executives in turn are allocated potential option shares for their departments and make recommendations respecting those under their supervision (subject to review and approval by Mr. Raymond).  In recommending to the Compensation Committee the actual number of options (and options shares covered) to be granted to each individual, the person making the recommendation makes an assessment of the individual's contribution to the Company's overall performance, the individual's successful completion of a special project, and any significant increase or decrease in the participant's abilities, responsibilities and performance of his or her duties.  The Compensation Committee reviews managements' recommendations at its meeting and determines whether and to what extent to approve the proposed stock option grants.

The stock options issued under the 2000 Plan are typically "nonqualified" (as a tax matter), have a ten (10) year maximum life (term) and vest during the first four years following issuance at the rate of 25% on each anniversary date of their issuance.  The Company accounts for its employee and affiliate employee stock option expense as compensation expense in the Company's financial statements when the stock options are granted, as now required by applicable accounting principles. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the requisite service period, which generally is the options' vesting period. Fair value is calculated using the Black-Scholes option pricing model.

A more complete description of the 2008 Plan is contained in SGRP's Summary Description and Prospectus dated August 24, 2009, as filed with the SEC as an exhibit to SGRP's Schedule TO on August 25, 2009.  You can obtain and review a copy of that prospectus [and the full 2008 Plan] on the Company's web site (www.sparinc.com), which is posted and available to stockholders and the public under the Investor Relations tab and Stock Plans sub-tab.

Summary of 2009 Plan Activities:

	Options
Plans:	Beginning Balance	Granted		Exercised	Cancelled		December 31, 2009 options outstanding
2008 Plan	330,300	2,123,739	(1)	–	(351,850	)(2)	2,102,189
2000 Plan	–	–		–	–		–
Prior Plans:
2000 Plan	1,904,149	–		–	(1,623,108	)(3)	281,041
1995 Plan	11,000	–		–	(9,000	)(4)	2,000
Total	2,245,449	2,123,739		–	(1,983,959)		2,385,230

(1)	Of this total, options covering 1,703,740 SGRP Shares were replacement options granted pursuant to the Exchange Offer described below.
(2)	Of this total, options covering 299,450 SGRP Shares were surrendered for cancellation and replacement pursuant to the Exchange Offer described below.
(3)	Of this total, options covering 1,484,770 SGRP Shares were surrendered for cancellation and replacement pursuant to the Exchange Offer described below.
(4)	Of this total, options covering 7,500 SGRP Shares were surrendered for cancellation and replacement pursuant to the Exchange Offer described below.

Exchange Offer and Stock Option Replacement and Repricing

On August 6, 2009, in order to restore the intended value and incentives under SGRP's outstanding stock options as permitted by the Repricing Amendment, SGRP's Compensation Committee and Board approved a plan to offer to its employees, officers, directors, consultants and retirees the opportunity to surrender options to purchase approximately 2.1 million shares of SGRP's common stock  in exchange for repriced replacement options ("New Option Contracts")  in the same amount as the surrendered option shares except for those surrendered by outside directors, who received fewer replacement shares. SGRP detailed that plan in its Offer to Exchange Certain Outstanding Stock Options for New Stock Options dated August 24, 2009 (including its exhibits and incorporated documents, the "Exchange Offer"), as filed with the SEC in SGRP's Schedule TO on August 25, 2009.  You can obtain and review a copy of the Exchange Offer on the Company's web site (www.sparinc.com), which is posted and available to stockholders and the public under  the Investor Relations tab and Stock Plans sub-tab.

On September 24, 2009, pursuant to the Exchange Offer, eighty-one of SGRP's eligible officers, employees and consultants voluntarily surrendered for exchange and cancellation their existing option contracts to purchase an aggregate of 1,257,740 shares of SGRP's common stock, representing approximately 82.5% of the total option shares under all existing option contracts eligible for exchange. Those existing option contracts were accepted for exchange by SGRP; and in exchange for those surrendered option contracts, SGRP issued new stock option contracts to them to purchase an aggregate of 1,257,740 shares of SGRP's common stock ("New Option Contracts"). These New Option Contracts have an exercise price of $0.40 per share, which represents the fair market value of a share of SGRP's common stock on August 6, 2009 (their grant date), as determined in accordance with SGRP's 2008 Stock Compensation Plan and will vest over four (4) years.

The Company recognized an incremental compensation expense from the issuance of those replacement New Option Contracts of approximately $93,000 for employees and $42,000 for non-employees (based on then current Black-Scholes computation factors), which will be recognized ratably over the vesting period of such options from August 7, 2009, to August 6, 2013.

Also on September 24, 2009, pursuant to the Exchange Offer: all five of SGRP's eligible current and retired outside directors voluntarily surrendered for exchange and cancellation their existing option contracts to purchase an aggregate of 530,564 shares of SGRP's common stock, representing 98.2% of the total option shares under all existing option contracts eligible for exchange by such directors; those existing option contracts were accepted for exchange by SGRP; and in exchange for those surrendered option contracts, SGRP issued new stock option contracts to them to purchase an aggregate of 446,000 shares of SGRP's common stock for exchange and cancellation of their existing option contracts.  These new contracts have an exercise price of $0.40 per share, which represents the fair market value of a share of SGRP's common stock on August 6, 2009 (their grant date), as determined in accordance with SGRP's 2008 Stock Compensation Plan, vest immediately, and have no incremental compensation expense to the Company.  The number of shares covered by the new stock options received by the outside directors averaged 0.83 new option shares for each surrendered and cancelled option share, which they required to avoid any such incremental compensation expense to the Company from their participation in the repricing exchange.

Stock Purchase Plans

In 2001, SGRP adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaced its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company, and the CSP Plan allows employees of the affiliates of the Company (See - Transactions with Related Persons, Promoters and Certain Control Persons, above), to purchase SGRP's Common Stock from SGRP without having to pay any brokerage commissions. On August 8, 2002, SGRP's Board approved a 15% discount for employee purchases of Common Stock under the ESP Plan and recommended that its affiliates pay 15% of the value of the stock purchased as a cash bonus for affiliate consultant purchases of Common Stock under the CSP Plan.

Certain Tax Issues - Internal Revenue Code Section 162(m)

Under Section 162(m) of the Internal Revenue Code (the "Code"), the amount of compensation paid to certain executives that is deductible with respect to the Company's corporate taxes is limited to $1,000,000 annually. It is the current policy of the Compensation Committee to maximize, to the extent reasonably possible, the Company's ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of SGRP and its stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of SGRP's common and preferred stock as of March 31, 2010 by: (i) each person (or group of affiliated persons) who is known by SGRP to own beneficially more than 5% of SGRP's common stock; (ii) each of SGRP's directors; (iii) each of the Named Executive Officers in the Summary Compensation Table; and (iv) SGRP's directors and such Named Executive Officers as a group. Except as indicated in the footnotes to this table, the persons named in the table, based on information provided by such persons, have sole voting and sole investment power with respect to all shares of common and preferred stock shown as beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	See Note #		Percentage (13)
Common Shares	Robert G. Brown (1)	9,689,496	(2	)(12)	49.2%
Common Shares	William H. Bartels (1)	5,627,002	(3	)(12)	28.6%
Common Shares	Gary S. Raymond (1)	115,000	(4)		*
Common Shares	Jack W. Partridge (1)	141,886	(5)		*
Common Shares	Jerry B. Gilbert (1)	128,043	(6)		*
Common Shares	Lorrence T. Kellar (1)	123,804	(7)		*
Common Shares	C. Manly Molpus (1)	40,452	(8)		*
Common Shares	James R. Segreto (1)	29,063			*
Common Shares	Kori G. Belzer (1)	26,851	(9)		*
Common Shares	Patricia Franco (1)	51,806	(10)		*
Common Shares	Richard J. Riordan 300 South Grand Avenue, Suite 2900 Los Angeles, California 90071	1,234,922	(11)		6.1%

Common Shares	Executive Officers and Directors	15,973,422	-		79.0%

Series A Preferred	Robert G. Brown	338,801			61.1%
Series A Preferred	William H. Bartels	215,601			38.9%
Series A Preferred	Executive Officers and Directors	554,402			100.0%

*	Less than 1%
(1)	The address of such owners is c/o SPAR Group, Inc. 560 White Plains Road, Suite 210, Tarrytown, New York 10591.
(2)
Mr. Brown's beneficial ownership includes (a) 1,800,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James R. Brown, Sr. and William H. Bartels are trustees (James R. Brown, Sr., and William H. Bartels each disclaim beneficial ownership of those trust shares), (b) 141,823 shares held by Jean Brown in her 401(k) and Roth IRA accounts, and (c) 338,801 shares of Series A Preferred Stock, convertible at any time into the same number of Common Shares at the holder's option, held through certain retirement plans of Mr. Brown.

(3)
Mr. Bartels' beneficial ownership excludes 1,800,000 shares held by a grantor trust for the benefit of certain family members of Robert G. Brown over which Robert G. Brown, James R. Brown, Sr. and William H. Bartels are trustees, beneficial ownership of these trust shares are disclaimed by Mr. Bartels.  Mr. Bartels' beneficial ownership includes 215,601 of Series A Preferred Stock convertible at any time into the same number of Common Shares at the holder's option, held through certain retirement plans of Mr. Bartels.

(4)	Mr. Raymond's beneficial ownership includes 75,000 shares issuable upon exercise of options.
(5)	Mr. Partridge's beneficial ownership includes 130,918 shares issuable upon exercise of options.
(6)	Mr. Gilbert's beneficial ownership includes 114,958 shares issuable upon exercise of options.
(7)	Mr. Kellar's beneficial ownership includes 117,656 shares issuable upon exercise of options.
(8)	Mr. Molpus' beneficial ownership includes 39,352 shares issuable upon exercise of options.
(9)	Ms. Belzer's beneficial ownership includes 10,000 shares issuable upon exercise of options.

(10)	Ms. Franco's beneficial ownership includes 29,000 shares issuable upon exercise of options.
(11)	Share ownership was confirmed with SGRP's stock transfer agent.
(12)
Messrs. Brown's and Bartels' percentage ownership includes 54,564 and 34,722 of Series A Preferred Stock issued on March 31, 2008,  as well as an additional 284,237 and 180,879 of Series A Preferred Stock issued on September 24, 2008, to certain retirement plans of  Messrs. Brown's and Bartels', respectively.

(13)	Percentage ownership is based on total quantity of common, preferred and eligible options granted as of March 31, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act ("Section 16(a)") requires SGRP's directors and certain of its officers and persons who own more than 10% of SGRP's Common Stock (collectively, "Insiders"), to file reports of ownership and changes in their ownership of SGRP's Common Stock with the Commission. Insiders are required by Commission regulations to furnish SGRP with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it for the year ended December 31, 2009, or written representations from certain reporting persons for such year, SGRP believes that its Insiders complied with all applicable Section 16(a) filing requirements for such year, with the exception that Robert G. Brown untimely filed 4 reports on Form 4 respecting 6 transactions.  All such transactions were related to the issuance of certain options or purchases of convertible Series A Preferred Stock rather than actual purchases or sales of the Corporation's common stock.  All such Section 16(a) filing requirements have since been completed by each of the aforementioned individuals.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Corporation's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Dated (as of) May 1, 2004 (the "Ethics Code").  Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code).  Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any customer or vendor of the Company other than pursuant to any Approved Activity.  Approved Activities include (among other things) anything disclosed to and approved by the Board, the Governance Committee or the Audit Committee, as the case may be, as well as the ownership, board and executive positions held by certain executive officers in SMS, SMSI and SIT (as defined and described below).  The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including conflicting relationships and transactions, subject to the review and oversight of the Company's Governance Committee as provided in clause IV.11 of the Governance Charter, and the Audit Committee as provided in clause I.2(l) of the Audit Charter (as such terms are defined below in "Governance Committee" and "Audit Committee", respectively).  The Governance Committee and Audit Committee each consist solely of independent outside directors.

The Audit Committee has the specific duty and responsibility to review and approve the overall fairness of all material related-party transactions.  The Audit Committee receives every affiliate contract and amendment thereto for its review and approval (to the extent approval is given), and each contract is periodically (often annually) again reviewed, in accordance with the Audit Charter, the Ethics Code, the rules of the Nasdaq Stock Market, Inc. ("Nasdaq"), and applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms length contract with an unrelated provider of similar services (i.e., its overall fairness).  The Audit Committee periodically reviews and has approved all of the related party relationships and transactions described below.

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP (See - Security Ownership Of Certain Beneficial Owners and Management, page 6), and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP (See - Security Ownership Of Certain Beneficial Owners and Management, page 6), are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), and SPAR Infotech, Inc. ("SIT").

SMS and SMSI provided approximately 99% of the Company's domestic merchandising specialists field force and approximately 93% of the Company's domestic field management at a total cost of approximately $14 million and $17.5 million for 2009 and 2008, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended (the "Field Services Agreement"), SMS provides merchandising services to the Company through the use of approximately 4,800 of its field force of merchandising specialists.  Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 50 full-time national, regional and district managers to the Company.  For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the "Plus Compensation").  In 2009, SMS and the Company agreed to provide a temporary price concession by lowering the Plus Compensation rate by one percentage point, from 4% to 3%, effective January 1, 2009, continuing through December 31, 2009, at which time the Plus Compensation rate was re-instated to 4% as of January 1, 2010. The total Plus Compensation (3% of the costs of SMS and SMSI for 2009) earned by SMS and SMSI for services rendered in 2009 was $404,000.  The total Plus Compensation earned by SMS and SMSI for services rendered in 2008 was zero as both SMS and the Company amended the Field Services Agreement effective as of September 24, 2008, pursuant to which SMS agreed to partially reduce the 2008 Plus Compensation by $500,000 through September 30, 2008 ($100,000 at March 31, 2008, and $400,000 at September 30, 2008), all in order to (among other things) facilitate operation of SMF's business.  In return, the First Amendment amended the Field Agreement to provide that the Company will pay an early termination fee of $300,000 to SMS in the event the Company terminates or elects to not renew the Field Agreement prior to December 31, 2010.  In December 2008, SMS agreed to reduce its Plus Compensation by an additional $400,000 in 2008.

The Company has continued to purchase those services from its affiliates because it believes the terms it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services.  The Company believes it is the largest and most important customer of its affiliates (and from time to time may be their only customer), and it accordingly is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from its affiliates than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business.  The Company periodically engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates.  The most recent such survey showed that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services.  The Company's cost of revenue would have increased by $492,000 and $598,000 for the years ended December 31, 2009 and 2008, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described above.

The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

SIT provided substantially all of the Internet computer programming services to the Company at a total cost of approximately $572,000 and $728,000 for 2009, and 2008, respectively. SIT provided approximately 21,000 and 25,000 hours of Internet computer programming services to the Company for 2009, and 2008, respectively. Pursuant to the Amended and Restated Programming and Support Agreement dated as of September 15, 2007, SIT provided programming services to the Company for which the Company agreed to pay SIT competitive hourly wage rates for time spent on Company matters and to reimburse the related out-of-pocket expenses of SIT and its personnel. The average hourly billing rate was $26.64 and $28.93 for 2009, and 2008, respectively. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT since 2005. However, since SIT is a "Subchapter S" corporation and is owned by, Messrs. Brown and Bartels all income of SIT, is allocated to them. In an effort to further reduce costs and improve efficiencies, on January 1, 2010, the Company began performing its own programming services through its centralized data processing facility located in Auburn Hills, Michigan, using its own employees and contractors worldwide, and ceased utilizing the programming services of SIT.  The Company was able to hire certain employees and contractors who previously worked for SIT with SIT's gracious cooperation.

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

By March 31, 2008, all of the operating leases noted above had expired. Both SMF and SPAR Canada elected to notify SMS of their intention to continue to lease the equipment for an additional twelve month period. On September 24, 2008,

SMS entered into a Bill of Sale and Lease Termination agreement with SMF and SPAR Canada, pursuant to which the parties terminated those leases and SMF purchased from SMS the equipment SMF leased under its existing equipment lease pursuant to its option thereunder and the equipment SPAR Canada leased under its existing equipment lease (with SPAR Canada's consent), for a total purchase price of $500,000 (the fair market value of the hand held computer units so purchased).  SGRP's Audit Committee and Board of Directors each reviewed and approved this affiliated transaction, including (without limitation) the overall fairness of the terms of the Bill of Sale and the affiliated relationship of the parties.

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

In July 1999, SMF, SMS and SIT entered into a software ownership agreement providing that each party independently owned an undivided share of and had the right to unilaterally license and exploit their "Business Manager" Internet job scheduling software (which had been jointly developed by such parties), and all related improvements, revisions, developments and documentation from time to time made or procured by any of them. In addition, SPAR Trademarks, Inc. ("STM"), SMS and SIT entered into separate trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT and SMS (and through them to their commonly controlled subsidiaries and affiliates by sublicenses, including SMSI through SMS) for their continued use of the name "SPAR" and certain other trademarks and related rights transferred to STM, a wholly owned subsidiary of SGRP.

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

In December of 2009, wholly-owned affiliates of Robert G. Brown and William H. Bartels, agreed with the Company to assume the defense and costs of litigation and arbitration with Stimulys, LLC, in return for the Company's assignment to them of the net proceeds (gross proceeds less any offsetting damage amounts awarded to Stimulys, LLC) recovered in any such proceedings.  The Company remained liable for any damages awarded against it in excess of such net proceeds.  This arrangement was approved by SGRP's Audit Committee.  Those affiliates reimbursed the Company for approximately $95,000 in respect of the expenses of such litigation for the six month period ended December 31, 2009.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board has appointed Rehmann Robson, P.C. ("Rehmann") as the principal independent public accounting firm to audit the consolidated financial statements and internal controls of the Company for its year ending December 31, 2010, subject to the Audit Committee's review of the final terms of Rehmann's engagement and plans for their audit. A resolution will be submitted to stockholders at the 2010 Annual Meeting for the ratification of such appointment. Since May of 2003, all audit and permitted non-audit services to be performed by the Company's principal independent auditor have required approval by SGRP's Audit Committee. Shareholder ratification of the appointment of Rehmann or anyone else for non-audit services is not required and will not be sought.

Rehmann has served as the Company's principal independent accountants since 2004.

Audit Fees

During the Company's fiscal year ended December 31, 2009 and 2008, fees for all audit services rendered to the Company (i.e. SGRP and its subsidiaries) by Rehmann were $153,500 and $157,950, respectively. Audit services principally include fees for the Company's year end and 401K audits and 10-Q filing reviews. As required by law, the choice of the Company's principal auditor and the audit services to be performed by it have been approved in advance by SGRP's Audit Committee.

Audit-Related Fees, Tax Fees, and All Other Fees

During the Company's fiscal year ended December 31, 2009 and 2008, the Company did not engage Rehmann to provide advice regarding financial information systems design or implementation.  In 2009 and 2008 the Company did engage Rehmann to prepare the 2008 and 2007 tax returns and for those services paid Rehmann $65,900 and $64,260, respectively.  Rehmann was also engaged to review SEC correspondence, preliminary 404 documentation and other qualified services for which Rehmann was paid $80,300 and $59,180 in 2009 and 2008, respectively. No other non-audit services were performed by Rehmann in 2009 or 2008.

Since 2003, as required by law, each non-audit service performed by the Company's auditor either (i) was approved in advance on a case-by-case basis by SGRP's Audit Committee, or (ii) fit within a pre-approved "basket" of audit-related, tax and other non-audit services of limited amount, scope and duration established in advance by SGRP's Audit Committee. In connection with the standards for independence of the Company's independent registered public accounting firm promulgated by the Securities and Exchange Commission, the Audit Committee considers (among other things) whether the provision of such services would be compatible with maintaining the independence of Rehmann.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By:	/s/ Gary S. Raymond
Gary S. Raymond
Chief Executive Officer

Date: April 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Gary S. Raymond	Chief Executive Officer and Director
Gary S. Raymond
Date: April 30, 2010

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: April 30, 2010

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: April 30, 2010

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: April 30, 2010

/s/ Jerry B. Gilbert	Director
Jerry B. Gilbert
Date: April 30, 2010

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: April 30, 2010

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: April 30, 2010

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: April 30, 2010