Form 10-Q
period 2010-03-31
SPAR GROUP INC
filed 2010-05-13
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2010.
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
☐ Yes    ☒ No

On March 31, 2010, there were 19,139,365 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:    FINANCIAL INFORMATION

Item 1.  Financial Statements

SPAR Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$983	$1,659
Accounts receivable, net	9,939	10,231
Prepaid expenses and other current assets	1,005	1,182
Total current assets	11,927	13,072

Property and equipment, net	1,619	1,550
Goodwill	798	798
Other assets	1,949	1,931
Total assets	$16,293	$17,351

Liabilities and equity
Current liabilities:
Accounts payable	$3,173	$3,819
Accrued expenses and other current liabilities	1,856	2,226
Accrued expenses due to affiliates	1,815	1,436
Customer deposits	555	477
Lines of credit	4,304	4,862
Total liabilities (all current)	11,703	12,820

Equity:
SPAR Group, Inc. Equity
Preferred stock, $.01 par value:
Authorized shares – 3,000,000 Issued and outstanding shares – 554,402 – March 31, 2010 and December 31, 2009	6	6
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued and outstanding shares – 19,139,365 – March 31, 2010 and December 31, 2009	191	191
Treasury stock	(1)	(1)
Additional paid-in capital	13,135	13,099
Accumulated other comprehensive loss	(181)	(220)
Accumulated deficit	(8,939)	(8,975)
Total SPAR Group, Inc. Equity	4,211	4,100
Non-controlling interest	379	431
Total equity	4,590	4,531
Total liabilities and equity	$16,293	$17,351

Note:
The Balance Sheet at December 31, 2009, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

 SPAR Group, Inc.
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Net revenues	$13,128	$15,171
Cost of revenues	8,857	11,073
Gross profit	4,271	4,098

Selling, general and administrative expenses	3,973	3,968
Depreciation and amortization	259	262
Operating income (loss)	39	(132)

Interest expense	35	61
Other expense (income)	3	(187)
Income (loss) before provision for income taxes	1	(6)

Provision for income taxes	17	149
Net loss	(16)	(155)

Net (income) loss attributable to the non-controlling interest	(52)	40
Net income (loss) attributable to SPAR Group, Inc.	$36	$(195)

Basic/diluted net income (loss) per common share:

Net income (loss) - basic and diluted	$0.00	$(0.01)

Weighted average common shares – basic	19,139	19,139

Weighted average common shares- diluted	20,269	19,139

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Cash Flows
(unaudited) (In thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net cash provided by operating activities	$164	$1,430

Investing activities
Purchases of property and equipment and capitalized software	(330)	(186)

Financing activities
Net payments on lines of credit	(1,058)	(1,497)
Bridge loan proceeds	500	–
Other long-term liabilities	–	(60)
Net cash used in financing activities	(558)	(1,557)

Effects of foreign exchange rate on cash	48	(6)

Net change in cash and cash equivalents	(676)	(319)
Cash and cash equivalents at beginning of period	1,659	1,685
Cash and cash equivalents at end of period	$983	$1,366

Supplemental disclosure of cash flows information
Interest paid	$58	$120
Taxes paid	$67	$635

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.           Basis of Presentation

The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report for 2009 on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2010, and amended by SGRP's Form 10-K/A as filed with the SEC on April 30, 2010 (the "Company's Annual Report"). The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.           Business and Organization

SPAR Group is a diversified international merchandising and marketing services company that provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, electronic and drug store chains, convenience and grocery stores, as well as providing furniture and other product assembly services and related technology services and marketing research..  The Company has supplied these products and services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company operates in 11 countries whose populations represent approximately 47% of the total world population, through operations in the United States, Canada, Japan, , South Africa, India, Romania, China, Lithuania, Latvia, Australia and New Zealand.

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

In order to cultivate foreign markets and expand the Company's merchandising and marketing services business outside of the United States, modify the necessary systems and implement the Company's business model worldwide, and insure a consistent approach to the Company's merchandising and marketing efforts worldwide, the Company has divided its world focus into two geographic areas, the United States, which is the sales territory for the Company's Domestic Merchandising Services Division, and International (i.e. all locations outside the United States), which are the sales territories for the Company's International Merchandising Services Division.  (See Note 11 – Geographic Data.)  To that end, the Company also (1) provides and requires all of its locations to use its Internet based operating, scheduling  and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with its financial reporting and disclosure controls and procedures, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's International subsidiaries and maintaining consistency with the Company's other  subsidiaries worldwide.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.           Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:

Net income (loss)	$36	$(195)

Denominator:
Shares used in basic net income (loss) per share calculation	19,139	19,139

Effect of diluted securities:
Employee stock options	1,130	–

Shares used in diluted net income per share calculation	20,269	19,139

Basic and diluted net income (loss) per common share	$0.00	$(0.01)

4.           Lines of Credit

In January 2009, the Credit Facility was amended to extend the agreement until March 15, 2009, adjust the interest rate to the greater of 5%, the Alternative Base Rate plus 1% or the 30 day LIBOR plus 2.75% and to increase the limit on the capital expenditures to $1.3 million.  In March 2009, the Credit Facility was further amended to extend the maturity until March 15, 2010, extend the monthly Fixed Charge Coverage Ratio covenant until March 15, 2010, and reset the limit on capital expenditures to $800,000.  On March 15, 2010, the Credit Facility was further amended to increase the credit facility to $5.5 million from $5.0 million and to extend the maturity and continue the monthly covenant requirement until September 15, 2010.

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

The basic interest rate under the Credit Facility is the greater of i) Webster's "Alternative Base Rate" plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Credit Facility was 5% per annum for the three months ended March 31, 2010. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP's foreign subsidiaries and their assets).

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The domestic revolving loan balances outstanding under the Credit Facility were approximately $3.6 million and $4.0 million at March 31, 2010, and December 31, 2009, respectively.  As of March 31, 2010, the Company had unused availability under the Credit Facility of $113,000 out of the remaining maximum $1.9 million unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at March 31, 2010, and December 31, 2009.

The Webster Credit Facility contains certain restrictive covenants.  At March 31, 2010, the Company was in compliance with the covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary SPAR FM Japan, Inc.'s line of credit agreement totaling 100 million Yen was cancelled November 30, 2009 with the change in ownership to 100% by SGRP.  The Australian subsidiary, SPARFACTS Australia Pty. Ltd., has a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.8 million (based upon the exchange rate at March 31, 2010). At March 31, 2010, SPARFACTS Australia Pty. Ltd. had $238,000 (Australian) or $219,000 outstanding under the line of credit and at December 31, 2009, SPARFACTS Australia Pty. Ltd. had $510,000 (Australian), or approximately $456,000, outstanding under the line of credit (based upon the exchange rate at those dates). The average interest rate was 8.5% per annum for the three months ended March 31, 2010.

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $736,000 (based upon the exchange rate at March 31, 2010). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  There was no outstanding borrowing under the credit facility as of March 31, 2010.  The outstanding balance under the line of credit agreement was $395,000 (Canadian) or $376,000 at December 31, 2009 (based upon the exchange rate at that date).  The average interest rate was 3.25% per annum for the three months ended March 31, 2010.

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $1.0 million at which time the Company received its first installment of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010. The remaining balance of the loan amounting to $500,000 will be issued to the Company as needed.

The loan is payable on an interest only basis (for a one year term) at the rate of 14% per annum (payable monthly). Maturity is set at March 31, 2011, however, should the loan not be paid in full by March 31, 2011 the interest rate increases to 24% per annum (payable monthly, until the principal is paid in full). The loan does not contain a prepayment penalty.

In addition to the cost of interest, the Company paid, at closing, to Michael Anthony Holding, Inc. a fee of $10,000 in cash and issued 75,000 warrants to purchase 75,000 shares of the Company’s Common Stock. The warrants are exercisable over two (2) years at the market price of $0.85 per Common share (SPAR’s closing stock price on that date). In addition, the loan is secured by the stock of SPAR Canada Company.

5.           Capital Lease Obligations

In 2007, the Company capitalized certain equipment leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the leases. The equipment has a cost of $582,000,

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

accumulated depreciation of $543,000 and a net book value of $39,000 at March 31, 2010.  The accumulated depreciation and net book value as of December 31, 2009, was $524,000 and $58,000, respectively.

Of the $46,000 minimum lease payment remaining in 2010, the interest portion is $4,000.

6.           Related-Party Transactions

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Dated (as of) May 1, 2004 (the "Ethics Code").  Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code).  Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any customer or vendor of the Company other than pursuant to any Approved Activity.  Approved Activities include (among other things) anything disclosed to and approved by the Board, the Governance Committee or the Audit Committee, as the case may be, as well as the ownership, board and executive positions held by certain executive officers in SMS, SMSI and SIT (as defined and described below).  The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Charter, and its Audit Committee as provided in clause I.2(l) of the Audit Charter. The Governance Committee and Audit Committee each consist solely of independent outside directors.

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

SMS and SMSI provided 99% and 98% of the Company's domestic merchandising specialists field force for the three months ended March 31, 2010 and 2009, respectively, and they also provided 91%  of the Company's domestic field management for both the three months ended March 31, 2010 and 2009, at a total cost to the Company of approximately $3.8 million and $3.3 million for the three months ended March 31, 2010, and 2009, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended on September 24, 2008 (the "Field Services Agreement"), SMS provides merchandising services to the Company through the use of approximately 5,200 of its field force of merchandising specialists.  Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 50 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the "Plus Compensation").  SMS and the Company agreed to provide a temporary price concession by lowering the Plus Compensation rate by one percentage point, from 4% to 3%, effective January 1, 2009, continuing through December 31, 2009, at which time the Plus Compensation rate was re-instated to 4%. The total Plus Compensation (4% of the costs of SMS and SMSI for 2010 and 3% for 2009) earned

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

by SMS and SMSI for services rendered was approximately $150,000 and $90,000 for the three months ended March 31, 2010, and 2009, respectively.

The Company has continued to purchase those services because it believes the terms it receives from them are at least as favorable to the Company than it could obtain from non-affiliated providers of similar services.  The Company periodically engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates.  The most recent such survey indicated that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services.  For the three months ended March 31, 2010 and 2009, the Company's cost of revenue would have increased by approximately $115,000 and $103,000 respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described below.

The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

In an effort to further reduce costs and improve efficiencies, on January 1, 2010, the Company began performing its own programming services through its centralized data processing facility located in Auburn Hills, Michigan, using its own employees and contractors worldwide, and ceased utilizing the programming services of SIT.  The Company hired the majority of the employees and contractors who previously worked for SIT with SIT's cooperation.  In 2009, SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of $161,000 for the three months ended March 31, 2009. SIT provided approximately  6,000 hours of Internet computer programming services to the Company for the three months ended March 31, 2009. The average hourly billing rate was $26.89 for the three months ended March 31, 2009. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the three months ended March 31, 2010 and 2009, respectively. However, since SIT is a "Subchapter S" corporation and is owned by Messrs. Brown and Bartels, all income of SIT is allocated to them.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended March 31,
	2010	2009
Services provided by affiliates:
Merchandising services (SMS)	$2,833	$2,400

Field management services (SMSI)	$998	$869

Handheld computer leases (SMS)	$33	$33

Internet and software program consulting services (SIT)	$–	$161

	March 31,	December 31,
	2010	2009

Total accrued expenses due to affiliates	$1,815	$1,436

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

On August 6, 2009, the Board of Directors and its Audit Committee approved, in principal, the purchase of 51% ownership in S.C. SPAR City S.R.L., a Romanian marketing services company, from SPAR InfoTech, Inc., an affiliated company ("SIT"), for a cost of $61,876, which was the fair market value of SIT's interest in the company as of June 30, 2009.  The purchase by the Company of SIT's 51% ownership in such new Romanian subsidiary was effective as of July 1, 2009, for purposes of the consolidation of the new Romanian subsidiary into the Company's financial statements.

In December of 2009, wholly-owned affiliates of Robert G. Brown and William H. Bartels, agreed with the Company to assume the defense and costs of litigation and arbitration with Stimulys, LLC, in return for the Company's assignment to them of the net proceeds (gross proceeds less any offsetting damage amounts awarded to Stimulys, LLC) recovered in any such proceedings.  The Company remained liable for any damages awarded against it in excess of such net proceeds.  This arrangement was approved by SGRP's Audit Committee.  Those affiliates reimbursed the Company for approximately $95,000 in respect of the expenses of such litigation for the six month period ended December 31, 2009 and an additional $137,000 in expenses were reimbursed to the Company for the three months ended March 31, 2010.

The Company, SMS, SMSI and SIT participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

group items and the actual costs of all items paid specifically for them. All transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business.

In addition to the above, through the services of Affinity Insurance, Ltd. ("Affinity"), the Company purchases insurance coverage for its casualty and property insurance risk. The Company's Chairman and Vice Chairman own, through SMSI, a minority (less than 1%) equity interest in Affinity.

In the event of any material dispute in the business relationships between the Company and SMS, SMSI, or SIT, it is possible that Messrs. Brown or Bartels may have one or more conflicts of interest with respect to these relationships and such dispute could have a material adverse effect on the Company.

7.           Stock-Based Compensation

SGRP currently grants options to its eligible directors, officers and employees and certain employees of its affiliates to purchase shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to its 2008 Stock Compensation Plan, (as amended, the "2008 Plan").  SGRP also has granted stock options that continue to be outstanding under various predecessor stock option plans (each a "Prior Plan").  The Prior Plans consist of the following: the Amended and Restated 1995 Stock Option Plan (the "1995 Plan"); and the 2000 Stock Option Plan ("2000 Plan"), which succeeded the 1995 Plan.  Each Prior Plan will continue to be outstanding for the purposes of any remaining outstanding options issued under it for so long as such options are outstanding. As described below, SGRP has the authority to issue other types of stock-based awards under the 2008 Plan, but to date has not done so.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

At the 2009 Annual Meeting, the stockholders of SGRP approved the adoption of the proposed amendment to SGRP's 2008 Plan adding a new Section 12(a) thereto (the "Repricing Amendment"). For descriptions of the 2008 Plan, the Repricing Amendment and the reasons for such amendment, see "Proposal 3 – Approval of the Adoption of the Repricing Amendment to the 2008 Stock Compensation Plan" (pages 4 & 5) and "Stock Options and Purchase Plans" (pages 17 & 18) in SGRP's Proxy Statement for the 2009 Annual Meeting, as filed with the Securities and Exchange Commission on April 30, 2009.

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

Stock options  may be issued from time to time by SGRP in its discretion.  At each of its regular quarterly meetings, the Compensation Committee receives, discusses and approves (as and to the extent modified by them) management's recommendations respecting the discretionary issuance of stock options to executives and employees of the Company pursuant to the 2008 Plan.  The Chairman of the Board or the Compensation Committee may make those recommendations respecting Mr. Raymond, Mr. Raymond as Chief Executive Officer makes those recommendations respecting Mr. Segreto, Ms. Belzer and Ms. Franco, as well as for any new officer, and each of those executives in turn are allocated potential option shares for their departments and make recommendations respecting those under their supervision (subject to review and approval by Mr. Raymond).  In recommending to the Compensation Committee the actual number of options (and options shares covered) to be granted to each individual, the person making the recommendation makes an assessment of the individual's contribution to the Company's overall performance, the individual's successful completion of a special project, and any significant increase or decrease in the participant's abilities, responsibilities and performance of his or her duties.  The Compensation Committee reviews managements' recommendations at its meeting and determines whether and to what extent to approve the proposed stock option grants.

The stock options issued under the 2008 Plan are typically "nonqualified" (as a tax matter), have a ten (10) year maximum life (term) and vest during the first four years following issuance at the rate of 25% on each anniversary date of their issuance.  The Company accounts for its employee and affiliate employee stock option expense as compensation expense in the Company’s financial statements when the stock options are granted, as now required by applicable accounting principles. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the requisite service period, which generally is the options' vesting period. Fair value is calculated using the Black-Scholes option pricing model.

Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled $19,000 and $68,000 for the three months ended March 31, 2010 and 2009, respectively. Compensation expense related to non-employee stock option grants awarded to the employees of the Company's affiliates was $46,000  for the three months ended March 31, 2010 and compensation income was $15,000 for the three month ended March 31, 2009.  The unamortized expense as of March 31, 2010, was approximately $302,000 and $222,000 for employee and non-employee outstanding stock option grants, respectively.  The impact of the total share-based compensation expense on basic/diluted earnings per share was less than half a cent for both the three months ended March 31, 2010 and 2009.

On August 6, 2009, in order to restore the intended value and incentives under SGRP's outstanding stock options as permitted by the Repricing Amendment, SGRP's Compensation Committee and Board approved a plan to offer to its employees, officers, directors, consultants and retirees the opportunity to surrender options to purchase

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

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

8.           Customer Deposits

Customer deposits at March 31, 2010, were $555,000 ($9,000 from domestic operations and $546,000 from international operations) compared to $477,000 at December 31, 2009 ($9,000 from domestic operations and $468,000 from international operations).

9.           Commitments and Contingencies

International Commitments

Certain of the Company's international subsidiaries are profitable, while others are operating at a loss. In the event certain subsidiaries have continued losses, the Company may be required (by contract or to preserve its investment) to make additional cash infusions into those subsidiaries.

Legal Matters

Safeway Inc. ("Safeway") filed a Complaint against PIA Merchandising Co., Inc. ("PIA Co."), a wholly owned subsidiary of SPAR Group, Inc. ("SGRP"), Pivotal Sales Company ("Pivotal"), a wholly-owned subsidiary of

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

PIA Co., and SGRP in Alameda County Superior Court, case no. 2001028498 on October 24, 2001. Safeway's claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 21, 2002, and amended them on or about October 15, 2002, alleging causes of action by PIA Co. and Pivotal against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment. Trial commenced in March 2006.

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway's interference with Pivotal's contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA Co. for Safeway's breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal on August 14, 2006 for $1,307,700. Both sides filed post trial motions but all post trial motions were denied. Notices of appeal were thereafter filed by both Safeway and Pivotal/PIA Co./SGRP. Pivotal/PIA Co./SGRP is seeking to have Safeway's award overturned, thereby increasing the award to Pivotal by over $5 million. Safeway is seeking to have overturned the $5,760,879 award against it for interference with contractual relationships.  With the appeals pending, the parties participated in a mediation of the dispute, but it was not successful in resolving the matter.  Accordingly, the appeals are proceeding.

Briefing on the appeals commenced in the second quarter of 2008, and the case was fully briefed by April 2009.  An oral argument hearing was held by the California Court of Appeal on May 12, 2010.  The appellate process in the Court of Appeal is expected to conclude by late summer 2010.  The Company has recorded the net $1.3 million judgment award in other assets.

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

On August 6, 2009, the Board of Directors and its Audit Committee approved the purchase of the 51% ownership in S.C. SPAR City S.R.L., a Romanian marketing services company, held by SPAR InfoTech, Inc., an affiliated company ("SIT") (see Note 6, Related-Party Transactions), for a cost of $61,876, which was the fair market value of SIT's interest in the company as of June 30, 2009.  The purchase by the Company of SIT's entire 51% ownership in such new Romanian subsidiary was effective as of July 1, 2009, for purposes of the consolidation of the new Romanian subsidiary into the Company's financial statements.  The remaining 49% ownership in the new Romanian subsidiary is held by a Romanian party not affiliated with the Company.

Effective August 31, 2009, the Company purchased the remaining 50% ownership in the Company's subsidiary in China, SPAR China Limited, at a cost of $1.00 and its assumption of a working capital loan payable to the previous partner for approximately $191,000 USD payable in eight monthly installments beginning September 2009. In March 2010, the Company through its 100% owned subsidiary SPAR China Co., Ltd. ("SCC") entered into an agreement with Shanghai Wedone Marketing Consulting Co., Ltd. to establish a joint venture in accordance with the laws of the People's Republic of China.  The joint venture will be owned 51% by SCC and 49% by Wedone and the new company is projected to be operational by the third quarter 2010.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Effective November 30, 2009 the Company purchased the remaining 50% ownership in the Company’s subsidiary in Japan, SPAR FM Japan, Inc., at a cost of 667,578 Yen or approximately $8,000 US dollars.  The Company is actively pursuing a new local partner in the merchandising business to purchase a 49% interest in its subsidiary in Japan.

11.           Geographic Data

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division, uses those divisions to improve its operational and strategic focuses, and tracks and reports certain financial information separately for each of those divisions, as described above. (See Note 2 - Business and Organization, above).  The Company measures the performance of its Domestic and International divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.  Set forth below are summaries (in thousands) of the Company's net revenues from its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and from its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain International subsidiaries as a percent of consolidated net revenue, operating income (loss) and long lived assets by geographic area for the three months ended March 31, 2010, and 2009, respectively, and at March 31, 2010, and December 31, 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Net revenues:
United States	$7,545	$5,662
International	5,583	9,509
Total net revenues	$13,128	$15,171

	Three Months Ended March 31,
	2010		2009
Net revenues International:		% of consolidated net revenue		% of consolidated net revenue
Australia	$1,585	12.1%	$1,314	8.7%
India	1,244	9.5	1,378	9.1
Canada	1,027	7.8	1,970	13.0
Japan	933	7.1	3,582	23.6
All Others	794	6.0	1,265	8.3
Total international revenue	$5,583	42.5%	$9,509	62.7%

	Three Months Ended March 31,
	2010	2009
Operating income (loss):
United States	$171	$(259)
International	(132)	127
Total operating income (loss)	$39	$(132)

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	March 31, 2010	December 31, 2009
Long lived assets:
United States	$4,052	$4,001
International	314	278
Total long lived assets	$4,366	$4,279

12.           Supplemental Balance Sheet Information (in thousands)

	March 31, 2010	December 31, 2009
Accounts receivable, net, consists of the following:

Trade	$6,541	$7,250
Unbilled	3,332	2,953
Non-trade	413	345
	10,286	10,548
Less allowance for doubtful accounts	(347)	(317)
Accounts receivable, net	$9,939	$10,231

	March 31, 2010	December 31, 2009
Property and equipment, net, consists of the following:

Equipment	$7,817	$7,669
Furniture and fixtures	559	558
Leasehold improvements	245	245
Capitalized software development costs	3,079	2,886
	11,700	11,358
Less accumulated depreciation and amortization	(10,081)	9,808
Property and equipment, net	$1,619	$1,550

	March 31, 2010	December 31, 2009
Accrued expenses and other current liabilities consist of the following:

Taxes (receivable) payable	$(227)	$240
Accrued accounting and legal expense	239	201
Accrued salaries payable	683	696
Other	1,161	1,089
Accrued expenses and other current liabilities	$1,856	$2,226

13.           Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2010 and 2009, these exposures are primarily concentrated in the Japanese Yen, Australian Dollar and Canadian Dollar. International revenues for the three months ended March 31, 2010 and 2009 were $5.6 million and $9.5 million,

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

respectively. The international division reported a net loss of approximately $103,000 and $74,000 for the three months ended March 31, 2010 and 2009, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $5.2 million and total liabilities were $4.8 million based on exchange rates at March 31, 2010.

14.           Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At March 31, 2010, the Company's outstanding lines of credit totaled approximately $4.3 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	5.0%	$3,589
International	3.25% - 14.0%	715
		$4,304

(1)	Based on interest rate at March 31, 2010.
(2)	Based on exchange rate at March 31, 2010.

Based on the 2010 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the three months ended March 31, 2010 by approximately $10,000.

15.           Recently Issued Accounting Standards

In June 2009, the FASB issued a new accounting standard related to the consolidation of VIEs.  The standard replaces the quantitative-based risks and rewards calculation with an approach that is primarily qualitative.  The standard also requires ongoing reassessments of the appropriateness of consolidation, and additional disclosures about involvement with VIEs.  The standard is effective for us as of January 1, 2010.  The adoption of this standard did not have a material impact on our financial condition, results of operations, and financial statement disclosures.

In February 2010, the Financial Accounting Standards Board issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective for us in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on our consolidated financial statements

16.           Taxes

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements.  Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.  The Company's tax reserves at March 31, 2010 and December 31, 2009 totaled $119,000 for potential domestic state tax and federal tax liabilities.

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

17.           Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

18.           Subsequent Event

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

SWI also agreed to pay an earn out to the principals of the Seller based on SWI achieving certain revenue and gross profit margin levels of the acquired business for each of the next two 12 month periods. The earn out is based on revenue and gross profit margins exceeding certain agreed upon base levels, if achieved, the principals will be paid one third of the excess gross profit dollars in each of the two 12 month periods.

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act", and together with the Securities Act, the "Securities Laws"), including, in particular and without limitation, the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability in this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources."  Such forward looking statements also are included in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2010, and amended by SGRP's form 10-K/A as filed with the SEC on April 30, 2010 (as amended, its "Annual Report"), including, in particular and without limitation, the discussions and statements contained under the headings (among others) "Business" and "Risk Factors". Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual achievements, business, performance, prospects and results, whether expressed or implied by such forward-looking statements, to fail to occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company's plans, intentions and best estimates of the Company's current operations and accounts, assets, business, cash flow, credit, expenses, financial condition, growth, income, liabilities, operations, prospects, reputation, taxation or other results or condition (collectively, the Company's "Condition and Results"). Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or the negative of those words.

You should carefully review  and consider all forward-looking and other information contained in this Quarterly Report and in SGRP's Annual Report, including (without limitation) the risk factors described and any other cautionary statements contained in this Quarterly Report and SGRP's Annual Report. All forward-looking and other statements attributable to the Company or persons acting on its behalf are expressly qualified by all such risk factors and other cautionary statements, which could cause the Company's actual Condition and Results to differ materially from those estimated or desired and included in the Company's forward-looking statements or other information.  Although the Company believes that its plans, intentions and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure that such plans, intentions or expectations will be achieved in whole or in part, that it has identified all potential risks or that it can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described below (See Item 1A – Risk Factors) and any other cautionary statements contained in this Quarterly Report and SGRP's Annual Report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by all such risk factors and other cautionary statements.

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements are based on the information currently available to it and speak only as of the date on the cover of this Quarterly Report and SGRP's Annual Report. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual business, income, growth or other Condition and Results will likely differ from our estimated or desired Condition and Results that are expressed or implied by the Company's forward-looking statements, and such difference might be significant and materially and adversely affect the Company, its business, income, growth or other Condition and Results or the value of your investment in the Company's Common Stock.

SPAR Group, Inc. and Subsidiaries

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

Manufacturers and retailers have been, and SPAR Group believes they will continue outsourcing their merchandising and marketing service needs to third parties capable of operating at a lower cost by (among other things) serving multiple manufacturers simultaneously.  The Company also believes that it is well positioned, as a domestic and international merchandising and marketing services company, to more effectively provide these services to retailers, manufacturers and other businesses around the world.

SPAR Group, Inc. and Subsidiaries

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

Domestic and International Geographic Divisions:

In order to cultivate foreign markets and expand SPAR Group Inc.'s  merchandising and marketing services business outside of the United States, modify the necessary systems and implement its business model worldwide, and insure a consistent approach to its merchandising and marketing efforts worldwide, the Company has divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Merchandising Services Division, and International (i.e., all locations outside the United States), which are the sales territories for its International Merchandising Services Division.  To that end, the Company also (1) provides and requires all of its locations to use its Internet based accounting, operating, scheduling and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with its financial reporting and disclosure controls and procedures, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's International subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide..

Each of these divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store chains, convenience and grocery stores in their respective territories.  SPAR Group Inc.'s clients include the makers and distributors of home entertainment, general merchandise, health and beauty care, consumer goods and food products in their respective territories.

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

SPAR Group, Inc. and Subsidiaries

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

Primary Territory (+ additional Territory)	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York, United States of America

Japan	May 2001	100%	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
Turkey	July 2003	51%*	Istanbul, Turkey
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
China	February 2005	100%**	Hong Kong, China
Lithuania (+ Latvia)	September 2005	51%	Siauliai, Lithuania
Australia (+ New Zealand)	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%***	Bucharest, Romania

*	Currently inactive and exploring a change in market focus.

**
Temporarily 100% is owned by the Company, however, the Company has signed an agreement to establish a new joint venture in Mainland China which is expected to be operational in the third quarter 2010.  The Company will have a 51% ownership in this new subsidiary.

***	Currently the Company owns two subsidiaries in Romania. One Subsidiary is 100% owned and currently inactive. The second subsidiary, acquired in July 2009, is 51% owned and is active.

One key to the Company's international expansion strategy is its internally developed capability to translate all of its current and future proprietary Internet-based logistical, communications and reporting software applications into any language for any market in which it operates or would like to enter.  Through the Company's IT operations currently located in the facilities in Auburn Hills, Michigan, it provides worldwide access to the proprietary logistical, communications and reporting software to its entire operations worldwide on a 24/7/365 basis.

Another key to the Company's international strategy is its policy of seeking a material investor in a new subsidiary in an international location who is an experienced person or company in the local country who is not otherwise affiliated with SPAR Group (each a "Local Owner").  The Company generally seeks to own at least 51% of a foreign subsidiary.  Canada, China, Japan and Romania are the only international subsidiaries wholly-owned by SPAR Group at the present time.  The Company is actively seeking another Local Owner in China and Japan.  A Local Owner provides equity, credit support and certain services to each international subsidiary not wholly owned by the Company, as well as the useful local attention, perspective and relationships of an equity owner with a strong financial stake in such subsidiary's success.   The Company provides executive management and support to each foreign subsidiary as well its operational backbone (and procedures and controls) through its proprietary Internet-based logistical, communications, reporting and accounting programs.  (See Item 1A in SGRP's Annual Report, Risks of Having Material Local Investors in International Subsidiaries.)

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both our domestic and international divisions, and tracks and reports certain financial information separately for each of those divisions, as described above.  The Company measures the performance of its Domestic and

SPAR Group, Inc. and Subsidiaries

International divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding the Company's two geographic divisions, which includes their net revenues and operating income (loss)  for each of the three months  ended March 31, 2010, and March 31, 2009, and long-lived assets at March 31, 2010, and March 31, 2009, are provided in Note 11, above.

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2010, to the Company's critical accounting policies as reported in the Company's Annual Report for 2009 on Form 10-K/A as Amended and filed on April 30, 2010.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended March 31, 2010, compared to three months ended March 31, 2009

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2010		2009		Increase/
	$	%	$	%	(decrease)
Net revenues	$13,128	100.0%	$15,171	100.0%	(13.5)%
Cost of revenues	8,857	67.5	11,073	73.0	(20.0)
Selling, general & administrative expense	3,973	30.2	3,968	26.1	0.1
Depreciation and amortization	259	2.0	262	1.7	(1.0)
Interest expense	35	0.3	61	0.4	(42.4)
Other expense (income)	3	0.0	(187)	(1.2)	(101.5)
Income (loss) before income taxes	1	0.0	(6)	0.0	(122.3)
Provision for income taxes	17	0.1	149	1.0	(88.6)
Net loss before non-controlling interest	(16)	(0.1)	(155)	(1.0)	(89.9)
Net (income) loss attributable to non-controlling interest	(52)	(0.4)	40	0.3	(230.1)
Net income (loss) attributable to Spar Group, Inc.	$36	0.3%	$(195)	(1.3)%	(118.5)

Net Revenues

Net revenues for the three months ended March 31, 2010, were $13.1 million, compared to $15.2 million for the three months ended March 31, 2009, a decrease of $2.0 million or 13.5%.

International net revenues totaled $5.6 million for the three months ended March 31, 2010, compared to $9.5 million for the same period in 2009, a decrease of $3.9 million or 41.3%. The primary reasons for the decrease in 2010 international net revenues as compared to 2009 was  the loss of sales promotion business resulting from the change in ownership in the Japan subsidiary and the timing of a repetitive promotional project in Canada which occurred in the first quarter 2009 which has been shifted to a later quarter in 2010. Domestic net revenues totaled $7.5 million in the three months ended March 31, 2010, compared to $5.7 million for the same period in 2009. Domestic net revenues increased by $1.9 million.  The increase was partially a result of an increase in new business opportunities and expansion in the Company’s core businesses along with the full integration of the NMS acquisition that closed at the end of the fourth quarter 2009.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 67.5% of net revenues for the three months ended March 31, 2010 and 73.0% for the three months ended March 31, 2009.

Internationally, the cost of revenues decreased to 72.9% of net revenues for the three months ended March 31, 2010, compared to 77.9% of net revenues for the three months ended March 31, 2009. The cost of revenue percentage decrease of 5% was primarily due to a profitable mix of product services in the key markets of Japan, China and Canada,.

Domestic cost of revenues was 63.5% of net revenues for the three months ended March 31, 2010, and 64.8% of net revenues for the three months ended March 31, 2009. The decrease in cost of revenues as a percentage of net revenues was 1.3% due primarily to a favorable mix of project work including the NMS acquisition.  Approximately 82% and 89% of the Company's domestic cost of revenues in the three months ended

SPAR Group, Inc. and Subsidiaries

March 31, 2010 and 2009, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 - Related-Party Transactions).

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. Selling, general and administrative expenses were approximately $4.0 million for the three months ended March 31, 2010 and 2009.

International selling, general and administrative expenses totaled $1.6 million for the three months ended March 31, 2010, compared to $2.0 million for the same period in 2009. The decrease of approximately $330,000 in international selling, general and administrative expenses was primarily due to expense reductions in China of $46,000 and Japan of $349,000 primarily driven by lower salary and other employee related expenses and consulting fees.  These favorabilities were partially offset by increased salary and related expenses in the Australian joint venture company.

Domestic selling, general and administrative expenses totaled $2.3 million for the three months ended March 31, 2010, compared to $2.0 million for the same period in 2009. The increase in domestic selling, general and administrative expenses of approximately $331,000 was primarily due to the incremental spending required to support the acquisition of National Marketing Services.

Depreciation and Amortization

Depreciation and amortization charges for the three months ended March 31, 2010, totaled $259,000 and $262,000 for the same period in 2009.

Interest Expense

Interest expense decreased 42.4% to $35,000 from $61,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease was primarily due to decreases in borrowings in the domestic division.

Other Expense (Income)

Other expense totaled $3,000 compared with other income of $187,000 for the three months ended March 31, 2010 and 2009, respectively.  The 2009 income resulted from a third party settlement.

Income Taxes

The income tax provision for the three months ended March 31, 2010 was $17,000 resulting primarily from domestic state taxes of $15,000 and $2,000 for tax provisions related to international profits for the three months ended March 31, 2010. There were no tax provisions for federal tax as the Company provides a valuation allowance against any deferred benefits arising from operating loss carry forwards.  Income tax provision for the three months ended March 31, 2009, was $149,000 resulting primarily from tax provisions related to international profits in Japan and India.

Non-controlling Interest

Non-controlling interest in income of subsidiaries of approximately $52,000 and approximately $40,000 resulted from the net operating profits or losses of the Company's 51% and 50% owned subsidiaries for the three months ended March 31, 2010 and 2009, respectively.

SPAR Group, Inc. and Subsidiaries

Net Income (Loss)

The Company reported a net income of $36,000 for the three months ended March 31, 2010, or $0.00 per share, compared to a net loss of $195,000, or $0.01 per share, for the corresponding period last year.

Liquidity and Capital Resources

In the three months ended March 31, 2010, the Company had net loss of $16,000.

Net cash provided by operating activities was $164,000 and $1.4 million for the three months ended March 31, 2010 and 2009, respectively.

Net cash used in investing activities for the three months ended March 31, 2010, and March 31, 2009, was approximately $330,000 and $186,000, respectively. The increase in net cash used in investing activities was a result of the acquisition of new equipment.

Net cash used in financing activities for the three months ended March 31, 2010 and March 31, 2009, was approximately $558,000 and $1.6 million, respectively.  Net cash used in financing activities was payments on lines of credit of approximately $1.1 million offset by proceeds from a bridge loan of $500,000.

The above activity resulted in a decrease in cash and cash equivalents for the three months ended March 31, 2010, of $676,000.

At March 31, 2010, the Company had working capital of $224,000, as compared to working capital of $252,000 at December 31, 2009. The Company's current ratio was 1.02 to 1.00 at March 31, 2010 at December 31, 2009.

In January 2009, the Credit Facility was amended to extend the agreement until March 15, 2009, adjust the interest rate to the greater of 5%, the Alternative Base Rate plus 1% or the 30 day LIBOR plus 2.75% and to increase the limit on the capital expenditures to $1.3 million.  In March 2009, the Credit Facility was further amended to extend the maturity until March 15, 2010, extend the monthly Fixed Charge Coverage Ratio covenant until March 15, 2010, and reset the limit on capital expenditures to $800,000.  On March 15, 2010, the Credit Facility was further amended to increase the credit facility to $5.5 million from $5.0 million and to extend the maturity and continue the monthly covenant requirement until September 15, 2010.

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

The basic interest rate under the Credit Facility is the greater of i) Webster's "Alternative Base Rate" plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Credit Facility was 5% per annum for the three months ended March 31, 2010. The Credit Facility is secured by substantially all of the assets of the Company (other than SGRP's foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Credit Facility were approximately $3.6 million and $4.0 million at March 31, 2010, and December 31, 2009, respectively.  As of March 31, 2010, the Company had unused availability under the Credit Facility of $113,000 out of the remaining maximum $1.9 million unused revolving line of credit.

SPAR Group, Inc. and Subsidiaries

Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Credit Facility are classified as current at March 31, 2010, and December 31, 2009.

The Webster Credit Facility contains certain restrictive covenants.  At March 31, 2010, the Company was in compliance with the covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that Webster will issue waivers for any future violations.

The Japanese subsidiary SPAR FM Japan, Inc.'s line of credit agreement totaling 100 million Yen was cancelled November 30, 2009 with the change in ownership to 100% by SGRP.  The Australian subsidiary, SPARFACTS Australia Pty. Ltd., has a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.8 million (based upon the exchange rate at March 31, 2010). At March 31, 2010, SPARFACTS Australia Pty. Ltd. had $238,000 (Australian) or $219,000 outstanding under the line of credit and at December 31, 2009, SPARFACTS Australia Pty. Ltd. had $510,000 (Australian), or approximately $456,000, outstanding under the line of credit (based upon the exchange rate at those dates). The average interest rate was 8.5% per annum for the three months ended March 31, 2010.

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $736,000 (based upon the exchange rate at March 31, 2010). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  There was no outstanding borrowing under the credit facility as of March 31, 2010.  The outstanding balance under the line of credit agreement was $395,000 (Canadian) or $376,000 at December 31, 2009 (based upon the exchange rate at that date).  The average interest rate was 3.25% per annum for the three months ended March 31, 2010.

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $1.0 million at which time the Company received its first installment of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010. The remaining balance of the loan amounting to $500,000 will be issued to the Company as needed.

The loan is payable on an interest only basis (for a one year term) at the rate of 14% per annum (payable monthly). Maturity is set at March 31, 2011, however, should the loan not be paid in full by March 31, 2011 the interest rate increases to 24% per annum (payable monthly, until the principal is paid in full). The loan does not contain a prepayment penalty.

In addition to the cost of interest, the Company paid, at closing, to Michael Anthony Holding, Inc. a fee of $10,000 in cash and issued 75,000 warrants to purchase 75,000 shares of the Company’s Common Stock. The warrants are exercisable over two (2) years at the market price of $0.85 per Common share (SPAR’s closing stock price on that date). In addition, the loan is secured by the stock of SPAR Canada Company.

The Company's international business model is to partner with local merchandising companies and combine the Company's proprietary software and expertise in the merchandising and marketing services business with their partner's knowledge of the local market. In 2001, the Company established its first subsidiary in Japan and has continued this strategy. As of this filing, the Company is currently operating in 11 countries and has 9 international subsidiaries. Certain of these international subsidiaries are profitable, while others are operating at a loss. In the event of continued losses, the Company may be required to provide additional cash infusions into those subsidiaries with losses.

While the Company's borrowing capacity has been limited in recent months, management believes that based upon the continuation of the Company's existing credit facilities (or a comparable replacement), projected results of operations, vendor payment requirements and other financing available to the Company (including

SPAR Group, Inc. and Subsidiaries

amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next twelve months.  However, continued losses, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

The Company's Credit Facility with Webster is scheduled for renewal in September 2010.

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of March 31, 2010 (in thousands):

	Period in which payments are due
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$4,304	$4,304	$–	$–	$–
Capital Lease Obligations	42	42	–	–	–
Operating Lease Obligations	2,083	848	1,142	93	–
Total	$6,429	$5,194	$1,142	$93	$–

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At March 31, 2010, the Company's outstanding lines of credit totaled approximately $4.3 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	5.0%	$3,589
International	3.25% - 14.0%	715
		$4,304

(1)	Based on interest rate at March 31, 2010.
(2)	Based on exchange rate at March 31, 2010.

Based on the 2010 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the three months ended March 31, 2010, by approximately $10,000.

The Company has foreign currency exposure with its international subsidiaries. In both 2010 and 2009, these exposures are primarily concentrated in the Japanese Yen, Australian Dollar and Canadian Dollar. International revenues for the three months ended March 31, 2010 and 2009 were $5.6 million and $9.5 million, respectively. The international division reported a net loss of approximately $103,000 and $74,000 for the three months ended March 31, 2010 and 2009, respectively.

SPAR Group, Inc. and Subsidiaries

In those countries where the Company had risk for foreign currency exposure, the total assets were $5.2 million and total liabilities were $4.8 million based on exchange rates at March 31, 2010.

Item 4.    Controls and Procedures

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

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

Safeway Inc. ("Safeway") filed a Complaint against PIA Merchandising Co., Inc. ("PIA Co."), a wholly owned subsidiary of SPAR Group, Inc. ("SGRP"), Pivotal Sales Company ("Pivotal"), a wholly-owned subsidiary of PIA Co., and SGRP in Alameda County Superior Court, case no. 2001028498 on October 24, 2001. Safeway claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway on or about March 21, 2002, and amended them on or about October 15, 2002, alleging causes of action by PIA Co. and Pivotal against Safeway for breach of contract, interference with economic relationship, unfair trade practices and unjust enrichment. Trial commenced in March 2006.

On May 26, 2006, the jury in this case returned a verdict resulting in a net award of $1,307,700 to Pivotal, a SGRP subsidiary. This net award is to be paid by Safeway and resulted from separate jury findings that awarded damages to those SGRP subsidiaries on certain claims and damages to Safeway on other claims. In particular, the jury awarded damages to Pivotal of $5,760,879 for Safeway's interference with Pivotal's contractual relationships with third party manufacturers and also awarded $782,400 to Pivotal and PIA Co. for Safeway's breach of contract with those SGRP subsidiaries. The jury awarded damages to Safeway of $5,235,579 for breach of contract by SGRP and those SGRP subsidiaries. Judgment was entered in favor of Pivotal on August 14, 2006 for $1,307,700. Both sides filed post trial motions but all post trial motions were denied. Notices of Appeal were thereafter filed by both Safeway and Pivotal/PIA/SGRP. Pivotal/PIA/SGRP is seeking to have Safeway's award overturned, thereby increasing the award to Pivotal by over $5 million. Safeway is seeking to have overturned the $5,760,879 award against it for interference with contractual relationships.  With the appeals pending, the parties participated in a mediation of the dispute, but it was not successful in resolving the matter.  Accordingly, the appeals are proceeding.

Briefing on the appeals commenced in the second quarter of 2008, and the case was fully briefed by April 2009.  An oral argument hearing was held by the California Court of Appeal on May 12, 2010.  The appellate process in the Court of Appeal is expected to conclude by late summer 2010.  The Company has recorded the net $1.3 million judgment award in other assets.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of the Company's management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 1A.    Risk Factors

Risk of a NASDAQ Delisting

On April 28, 2010, SGRP received a notification letter (the "Nasdaq Letter") from the Nasdaq Stock Market, Inc. ("Nasdaq"), stating that SGRP is no longer in compliance with certain requirements for continued listing on The NASDAQ Capital Market.   The Nasdaq Letter stated SGRP has failed to maintain a minimum closing bid price of $1.00 per share for its shares of its Common Stock for the prior 30 consecutive business days as required by NASDAQ Stock Market Listing Rule 5550(a)(2) (the “Bid Price Rule”).  The letter provides that SGRP has until October 25, 2010, as a grace period to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for a minimum of ten consecutive business days. If at any time during the grace period the bid price of SGRP's Common Stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide SGRP with written confirmation of compliance and the matter will be closed.

In the event SGRP does not regain compliance with the Rule prior to the expiration of the grace period, it will receive written notification that its securities are subject to delisting. Alternatively, SGRP may be eligible for an additional grace period if it meets the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market. If it meets the initial listing criteria, Staff will notify SGRP that it has been granted an additional 180 calendar day compliance period.

SPAR Group, Inc. and Subsidiaries

The NASDAQ Letter does not affect the listing of SGRP's Common Stock at this time, and those shares will continue to trade on The NASDAQ Capital Market under the symbol "SGRP".

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

 Existing Risk Factors

SGRP's Annual Report describes various risk factors applicable to the Company and its businesses in Item 1A under the caption "Risk Factors", which risk factors are incorporated by reference into this Quarterly Report. Except for the updated Risk of a Nasdaq Delisting in this Quarterly Report, above, there have been no material changes in the Company's risk factors since the Company's Annual Report for 2009 on Form 10-K, as Amended April 30, 2010.

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

Date: May 13, 2010	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory