Form 10-Q
period 2010-08-11
SPAR GROUP INC
filed 2010-08-11
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2010.
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

On June 30, 2010, there were 19,139,365 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:                      FINANCIAL INFORMATION

Item 1. Financial Statements

SPAR Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$952	$1,659
Accounts receivable, net	11,804	10,231
Prepaid expenses and other current assets	2,533	1,182
Total current assets	15,289	13,072

Property and equipment, net	1,424	1,550
Intangibles	1,209	798
Other assets	124	1,931
Total assets	$18,046	$17,351

Liabilities and equity
Current liabilities:
Accounts payable	$2,637	$3,819
Accrued expenses and other current liabilities	1,974	2,226
Accrued expenses due to affiliates	2,004	1,436
Customer deposits	512	477
Lines of credit and other debt	5,764	4,862
Total liabilities (all current)	12,891	12,820

Equity:
SPAR Group, Inc. Equity
Preferred stock, $.01 par value:
Authorized shares – 3,000,000 Issued and outstanding shares – 554,402 – June 30, 2010 and December 31, 2009	6	6
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued and outstanding shares – 19,139,365 – June 30, 2010 and December 31, 2009	191	191
Treasury stock	(1)	(1)
Additional paid-in capital	13,207	13,099
Accumulated other comprehensive loss	(291)	(220)
Accumulated deficit	(8,327)	(8,975)
Total SPAR Group, Inc. Equity	4,785	4,100
Non-controlling interest	370	431
Total liabilities and equity	$18,046	$17,351

Note:
The Balance Sheet at December 31, 2009, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

 SPAR Group, Inc.
Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$15,614	$13,478	$28,742	$28,649
Cost of revenues	10,403	9,310	19,261	20,383
Gross profit	5,211	4,168	9,481	8,266

Selling, general and administrative expenses	4,199	3,888	8,171	7,856
Depreciation and amortization	237	267	496	529
Operating income (loss)	775	13	814	(119)

Interest expense	67	45	102	106
Other expense (income)	88	(255)	91	(442)
Income before provision for income taxes	620	223	621	217

Provision for income taxes	17	73	34	222
Net income (loss)	603	150	587	(5)

Net income attributable to the non-controlling interest	(9)	(86)	(61)	(46)
Net income attributable to SPAR Group, Inc.	$612	$236	$648	$41
Basic/diluted net income per common share:

Net income – basic and diluted	$0.03	$0.01	$0.03	$-

Weighted average common shares – basic	19,139	19,139	19,139	19,139
Weighted average common shares- diluted	20,411	19,183	20,359	19,183

    See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Cash Flows
(unaudited) (In thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net cash (used in) provided by operating activities	$(702)	$1,772

Investing activities
Purchases of property and equipment, capitalized software and intangibles	(789)	(367)

Financing activities
Net proceeds (payments) on lines of credit	397	(1,668)
Short-term debt proceeds	500	–
Payments on capital leases	(69)	(81)
Net cash provided by (used in) financing activities	828	(1,749)

Effects of foreign exchange rate on cash	(44)	125

Net change in cash and cash equivalents	(707)	(219)
Cash and cash equivalents at beginning of period	1,659	1,685
Cash and cash equivalents at end of period	$952	$1,466

Supplemental disclosure of cash flows information
Interest paid	$127	$128
Taxes paid	$96	$635

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

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

2.    Business and Organization

SPAR Group is a diversified international merchandising and marketing services company that provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, electronic and drug store chains, convenience and grocery stores and related technology services and marketing research. The Company also provides furniture and other product assembly services both in store and in home.  The Company has supplied these products and services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company operates in 9 countries whose populations represent approximately 47% of the total world population, through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia and New Zealand.

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

In order to cultivate foreign markets and expand the Company's merchandising and marketing services business outside of the United States, modify the necessary systems and implement the Company's business model worldwide, and insure a consistent approach to the Company's merchandising and marketing efforts worldwide, the Company has divided its world focus into two geographic areas, the United States, which is the sales territory for the Company's Domestic Merchandising Services Division, and International (i.e. all locations outside the United States), which are the sales territories for the Company's International Merchandising Services Division.  (See Note 12 – Geographic Data.)  To that end, the Company also (1) provides and requires all of its locations to use its Internet based operating, scheduling  and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with its financial reporting and disclosure controls and procedures, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's International subsidiaries and maintaining consistency with the Company's other  subsidiaries worldwide.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.    Earnings Per Share

       The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:

Net income	$612	$236	$648	$41

Denominator:
Shares used in basic net income per share calculation	19,139	19,139	19,139	19,139

Effect of diluted securities:
Employee stock options	1,272	44	1,220	44

Shares used in diluted net income per share calculation	20,411	19,183	20,359	19,183

Basic and diluted net income per common share	$0.03	$0.01	$0.03	$–

4.    Lines of Credit and Other Debt

Existing Domestic Credit Facilities:

In January 2003, the Company (other than SGRP's foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement and related documents (collectively, as amended, the "Webster Credit Facility"). The Webster Credit Facility provided for a $5.0 million revolving line of credit, which matures on September 15, 2010. Borrowings were based upon a borrowing base formula as defined in the loan agreement (principally 85% of "eligible" domestic accounts receivable less certain reserves). The Webster Credit Facility was secured by all of the assets of the Company's domestic subsidiaries. The Webster Credit Facility also limited certain expenditures, including, but not limited to, capital expenditures and other investments, and required that the Company satisfy certain financial and other covenants.

In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, provided personal guarantees of the Webster Credit Facility totaling $1.0 million.

The basic interest rate under the Webster Credit Facility was the greater of (i) Webster's "Alternative Base Rate" plus 1.0% per annum, which automatically changed with each change made by Webster in such Alternative Base Rate, (ii) LIBOR plus 2.75% per annum, or (iii) 5% per annum (the minimum rate under the Webster Credit Facility). The actual average interest rate under the Credit Facility was 5% per annum for the six months ended June 30, 2010. The Webster Credit Facility was secured by substantially all of the assets of the Company (other than SGRP's foreign subsidiaries and their assets).

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The domestic revolving loan balances outstanding under the Webster Credit Facility were approximately $4.9 million and $4.0 million at June 30, 2010, and December 31, 2009, respectively.  As of June 30, 2010, the Company had unused availability under the Webster Credit Facility of $133,000 out of the remaining maximum $148,000 unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Webster Credit Facility are classified as current at June 30, 2010, and December 31, 2009.

The Webster Credit Facility contained certain restrictive covenants.  At June 30, 2010, the Company was in compliance with the covenants.

New Domestic Credit Facility:

On July 6, 2010, SPAR Group, Inc. entered into a new domestic credit facility with Sterling National Bank, as lead bank and agent (see Note 19, Subsequent Events - New Domestic Credit Facility, below), and fully repaid and terminated the Webster Credit Facility.

International Credit Facilities:

The Australian subsidiary, SPARFACTS Australia Pty. Ltd., has a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.7 million (based upon the exchange rate at June 30, 2010). At June 30, 2010, SPARFACTS Australia Pty. Ltd. had $37,000 (Australian) or $32,000 outstanding under the line of credit and at December 31, 2009, SPARFACTS Australia Pty. Ltd. had $510,000 (Australian), or approximately $456,000, outstanding under the line of credit (based upon the exchange rate at those dates). The average interest rate was 9.7% per annum for the six months ended June 30, 2010.

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $716,000 (based upon the exchange rate at June 30, 2010). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.    The outstanding balance under the line of credit agreement was $320,000 (Canadian) or $305,000 and $395,000 (Canadian) or $376,000 at June 30, 2010 and December 31, 2009, respectively (based upon the exchange rate at that date).  The average interest rate was 3.50% per annum for the six months ended June 30, 2010.

International Debt Facility:

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc., for a maximum loan totaling $1.0 million, at which time the Company received its first advance of $500,000 and used that advance for the acquisition of certain assets of Wings and Ink, a Canadian company, that closed on April 1, 2010.  The remaining $500,000 loan under that facility will be advanced to the Company as requested upon the satisfaction of certain conditions precedent.

The loan is payable on an interest only basis (for a one year term) at the rate of 14% per annum (payable monthly) and matures on March 31, 2011.  However, should the loan not be paid in full by March 31, 2011, the interest rate automatically increases to 24% per annum (payable monthly) until the principal is paid in full. The loan does not contain a prepayment penalty.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

In addition to the cost of interest, the Company paid, at closing, to Michael Anthony Holding, Inc. a fee of $10,000 in cash and agreed to issue 75,000 warrants to purchase 75,000 shares of the Company’s Common Stock. The warrants are exercisable during the two (2) year period following the closing at the market price of $0.85 per share of SGRP's Common Stock (its closing stock price on the closing date). In addition, the loan is secured by a pledge of the stock of SPAR Canada Company.

5.    Capital Lease Obligations

In 2007, the Company capitalized certain equipment leases. The economic substance of the leases is such that the Company is financing the acquisition of the assets through the leases. The equipment has a cost of $582,000, accumulated depreciation of $562,000 and a net book value of $20,000 at June 30, 2010.  The accumulated depreciation and net book value as of December 31, 2009, was $524,000 and $58,000, respectively.

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

The Audit Committee has the specific duty and responsibility to review and approve the overall fairness of all material related-party transactions.  The Audit Committee receives every affiliate contract and amendment thereto for its review and approval (to the extent approval is given), and each contract is periodically (often annually) again reviewed, in accordance with the Audit Charter, the Ethics Code, the rules of the Nasdaq Stock Market, Inc. ("Nasdaq"), and applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arm’s length contract with an unrelated provider of similar services (i.e., its overall fairness).  The Audit Committee periodically reviews and has approved all of the related party relationships and transactions described below.

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), and SPAR InfoTech, Inc. ("SIT").

SMS and SMSI provided 99% of the Company's domestic merchandising specialists field force for both the six months ended June 30, 2010 and 2009, and they also provided 91% and 87% of the Company's domestic field management for the six months ended June 30, 2010 and 2009, respectively, at a total cost to the Company of approximately $9.5 million and $6.9 million for the six months ended June 30, 2010, and 2009, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

amended on September 24, 2008 (the "Field Services Agreement"), SMS provides merchandising services to the Company through the use of approximately 5,000 of its field force of merchandising specialists.  Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 54 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the "Plus Compensation").  SMS and the Company agreed to provide a temporary price concession by lowering the Plus Compensation rate by one percentage point, from 4% to 3%, effective January 1, 2009, continuing through December 31, 2009, at which time the Plus Compensation rate was re-instated to 4%. The total Plus Compensation (4% of the costs of SMS and SMSI for 2010 and 3% for 2009) earned by SMS and SMSI for services rendered was approximately $363,000 and $194,000 for the six months ended June 30, 2010, and 2009, respectively.

The Company has continued to purchase those services because it believes the terms it receives from them are at least as favorable to the Company than it could obtain from non-affiliated providers of similar services.  Annually the Company engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates.  The most recent such survey completed in late 2009 indicated that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services.  For the six months ended June 30, 2010 and 2009, the Company's cost of revenue would have increased by approximately $285,000 and $215,000 respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described below.

The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

In an effort to further reduce costs and improve efficiencies, on January 1, 2010, the Company began performing its own programming services through its centralized data processing facility located in Auburn Hills, Michigan, using its own employees and contractors worldwide, and ceased utilizing the programming services of SIT.  The Company hired the majority of the employees and contractors who previously worked for SIT with SIT's cooperation.  In 2009, SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of $301,000 for the six months ended June 30, 2009. SIT provided approximately 11,400 hours of Internet computer programming services to the Company for the six months ended June 30, 2009. The average hourly billing rate was $26.26 for the six months ended June 30, 2009. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the six months ended June 30, 2010 and 2009, respectively. However, since SIT is a "Subchapter S" corporation and is owned by Messrs. Brown and Bartels, all income of SIT is allocated to them.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Services provided by affiliates:
Merchandising services (SMS)	$4,647	$2,818	$7,481	$5,218

Field management services (SMSI)	$1,057	$766	$2,055	$1,635

Handheld computer leases (SMS)	$33	$33	$66	$66

Internet and software program consulting services (SIT)	$–	$140	$–	$301

Total services provided by affiliates:	$5,737	$3,757	$9,602	$7,220

	June 30,	December 31,
	2010	2009

Total accrued expenses due to affiliates	$2,004	$1,436

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

In December of 2009, wholly-owned affiliates of Robert G. Brown and William H. Bartels, agreed with the Company to assume the defense and costs of litigation and arbitration with Stimulys, LLC, in return for the Company's assignment to them of the net proceeds (gross proceeds less any offsetting damage amounts awarded to Stimulys, LLC) recovered in any such proceedings.  While the Company remained liable for any damages awarded against it in excess of such net proceeds, this liability was eventually released in 2010 when the parties reached an agreement and the matter was closed.  Those affiliates reimbursed the Company for approximately $95,000 in respect of the expenses of such litigation for the six month period ended December 31, 2009 and an additional $221,000 in expenses were reimbursed to the Company for the six months ended June 30, 2010.  This arrangement was approved by SGRP's Audit Committee.

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

Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled $54,000 and $73,000 for the six months ended June 30, 2010 and 2009, respectively. Compensation expense related to non-employee stock option grants awarded to the employees of the Company's affiliates was $68,000 for the six months ended June 30, 2010 and compensation income was $22,000 for the six month ended June 30, 2009.  The unamortized expense as of June 30, 2010, was approximately $267,000 and $201,000 for employee and non-employee outstanding stock option grants, respectively.  The impact of the total share-based compensation expense on basic/diluted earnings per share was $0.01 for both the six months ended June 30, 2010 and 2009.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

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

8.    Customer Deposits

Customer deposits at June 30, 2010, were $512,000 ($52,000 from domestic operations and $460,000 from international operations) compared to $477,000 at December 31, 2009 ($9,000 from domestic operations and $468,000 from international operations).

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Legal Matters

Longstanding litigation with Safeway Inc. ("Safeway") concluded in August 2010 (see Note 19, Subsequent Events - Legal Matters, below). On October 24, 2001, Safeway filed a complaint against PIA Merchandising Co., Inc. ("PIA Co."), a wholly-owned subsidiary of SPAR Group, Inc. ("SGRP"), Pivotal Sales Company ("Pivotal"), a wholly-owned subsidiary of PIA Co., and SGRP in Alameda County (California) Superior Court, case no. 2001028498.  Safeway’s claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway, including causes of action for breach of contract and interference with economic relationships. The case proceeded to trial by jury.  On May 26, 2006, the jury returned a verdict that awarded certain damages on different claims to PIA Co. and Pivotal and awarded certain damages to Safeway, resulting in a net award of $1,307,700 to Pivotal. Judgment was entered in favor of Pivotal and against Safeway on August 14, 2006, for $1,307,700. A subsequent order awarded Pivotal certain court costs totaling $33,725.

Thereafter, both sides filed appeals. On May 27, 2010, the California Court of Appeal issued a decision affirming the judgment in full. All appellate proceedings concluded on July 28, 2010.  On August 2, 2010, Safeway tendered, and the Company accepted, payment of $1,888,000 in full payment of the judgment.

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

10.           Purchase of Interest in Subsidiaries

In March 2010, the Company through its 100% owned subsidiary SPAR China Co., Ltd. ("SCC") entered into an agreement with Shanghai Wedone Marketing Consulting Co., Ltd. ("Wedone") to establish a joint venture in accordance with the laws of the People's Republic of China.  On July 26, 2010 the company announced the structure of the new joint venture in China.  The joint venture will be owned 51% by SCC and 49% by Wedone.  The new company became operational on August 1, 2010 (see Note 19, Subsequent Events).

11.           Business Acquisition

On April 1, 2010, with the approval of SGRP's directors, the Company acquired substantially all of the business, customer contracts, receivables, work-in progress, other assets and certain liabilities of 2078281 Ontario Limited, an Ontario merchandising and marketing company doing business as Wings & Ink (the "Seller").  The Company, at closing, also hired substantially all of the Seller's employees including offering consulting contracts to the principals of the Seller.

In return for the purchase of the business, at closing the Company compensated the Seller through 1) a cash payment of $500,000 Canadian dollars ("CAD"), 2) issued a $75,000 CAD interest bearing promissory note payable over an 18 month period, 3) placed $50,000 CAD in escrow for a 12 month period and 4) assumed $446,000 CAD of liabilities.

The Company is currently in the process of determining the fair value and allocation for the assets acquired and liabilities assumed and is expected to have the valuation by year end.  The acquisition was estimated and recorded as follows (in US dollars):

Accounts Receivable	$644,000
Equipment	2,000
Intangibles	411,000
$1,057,000

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Intangible assets on the balance sheet consists of goodwill from prior period acquisitions of $798,000 and $411,000 of intangible assets from the acquisition of Wings and Ink currently under valuation.

The Company also agreed to pay an earn out to the principals of the Seller based on SWI achieving certain revenue and gross profit margin levels of the acquired business for each of the next two 12 month periods.  The earn out is based on revenue and gross profit margins exceeding certain agreed upon base levels.  If achieved, the principals will be paid one third of the excess gross profit dollars in each of the two 12 month periods.

12.           Geographic Data

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division, uses those divisions to improve its operational and strategic focuses, and tracks and reports certain financial information separately for each of those divisions, as described above. (See Note 2 - Business and Organization, above).  The Company measures the performance of its Domestic and International divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.  Set forth below are summaries (in thousands) of the Company's net revenues from its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and from its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain International subsidiaries as a percent of consolidated net revenue, operating income (loss) and long lived assets by geographic area for the six months ended June 30, 2010, and 2009, respectively, and at June 30, 2010, and December 31, 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
United States	$9,915	$6,740	$17,461	$12,401
International	5,699	6,738	11,281	16,248
Total net revenues	$15,614	$13,478	$28,742	$28,649

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Net revenues International :		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Canada	$1,662	10.6%	$958	7.1%	$2,689	9.4%	$2,928	10.2%
Australia	1,546	9.9	1,025	7.6	3,131	10.9	2,339	8.2
Japan	912	5.8	2,201	16.3	1,845	6.4	5,783	20.1
India	655	4.2	1,454	10.8	1,900	6.6	2,832	9.9
All Others	924	5.9	1,100	8.2	1,716	6.0	2,366	8.3
Total international revenue	$5,699	36.4%	$6,738	50%	$11,281	39.3%	$16,248	56.7%

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating income (loss):
United States	$954	$332	$1,124	$73
International	(179)	(319)	(310)	(192)
Total operating income (loss)	$775	$13	$814	$(119)

	June 30, 2010	December 31, 2009
Long lived assets:
United States	$2,184	$4,001
International	573	278
Total long lived assets	$2,757	$4,279

13.           Supplemental Balance Sheet Information (in thousands)

	June 30, 2010	December 31, 2009
Accounts receivable, net, consists of the following:

Trade	$7,970	$7,250
Unbilled	3,930	2,953
Non-trade	283	345
	12,183	10,548
Less allowance for doubtful accounts	(379)	(317)
Accounts receivable, net	$11,804	$10,231

	June 30, 2010	December 31, 2009
Property and equipment, net, consists of the following:

Equipment	$7,665	$7,669
Furniture and fixtures	550	558
Leasehold improvements	250	245
Capitalized software development costs	3,248	2,886
	11,713	11,358
Less accumulated depreciation and amortization	10,289	9,808
Property and equipment, net	$1,424	$1,550

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	June 30, 2010	December 31, 2009
Accrued expenses and other current liabilities consist of the following:

Accrued accounting and legal expense	409	201
Accrued salaries payable	724	696
Other	841	1,329
Accrued expenses and other current liabilities	$1,974	$2,226

14.          Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2010 and 2009, these exposures are primarily concentrated in the Japanese Yen, Australian Dollar and Canadian Dollar. International revenues for the six months ended June 30, 2010 and 2009 were $11.3 million and $16.2 million, respectively. The international division reported a net loss of approximately $331,000 and $403,000 for the six months ended June 30, 2010 and 2009, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $4.9 million and total liabilities were $5.0 million based on exchange rates at June 30, 2010.

15.          Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit and other debt, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At June 30, 2010, the Company's outstanding lines of credit and other debt totaled approximately $5.8 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	5%	$4,927
International	3.5% -14%	837
		$5,764

(1)	Based on interest rate at June 30, 2010.
(2)	Based on exchange rate at June 30, 2010.

Based on the 2010 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the six months ended June 30, 2010 by approximately $43,000.

16.          Recently Issued Accounting Standards

In June 2009, the FASB issued a new accounting standard related to the consolidation of VIEs.  The standard replaces the quantitative-based risks and rewards calculation with an approach that is primarily qualitative.  The standard also requires ongoing reassessments of the appropriateness of consolidation, and additional disclosures about involvement with VIEs.  The standard is effective for us as of January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, and financial statement disclosures.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

In February 2010, the Financial Accounting Standards Board issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements

17.          Taxes

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements.  Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.  The Company's tax reserves at June 30, 2010 and December 31, 2009 totaled $134,000 and $119,000, respectively, for potential domestic state tax and federal tax liabilities.

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

18.          Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

19.          Subsequent Events

New Domestic Credit Facility:

SGRP and certain of its domestic direct and indirect subsidiaries, namely SPAR Incentive Marketing, Inc., PIA Merchandising Co., Inc., Pivotal Sales Company, National Assembly Services, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc. and SPAR, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the " Borrowers "), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5,000,000.00 to Sterling National Bank and $1,500,000.00 to Cornerstone Bank (the "Notes"), to document and govern its new credit facility with them (the "Sterling Credit Facility").   The Sterling Credit Facility replaced the Webster Credit Facilty  (see Note 4, above) on July 6, 2010, and the first advance under such new facility was used to fully repay and terminate the Webster Credit Facility and its documents and liens.

In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Sterling Credit Facility totaling $2.5 million pursuant to their Limited Continuing Guaranty in favor of the Lenders dated as of July 6, 2010 (the "Limited Guaranty").

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Revolving Loans of up to $6.5 million are available to the Borrowers under this new Sterling Credit Facility based upon the borrowing base formula defined in the Loan Agreement (principally 85% of "eligible" domestic accounts receivable less certain reserves).  The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than SGRP's foreign subsidiaries, certain designated domestic inactive subsidiaries, and their respective equity and assets).

The basic interest rate under the Sterling Credit Facility is equal to the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time (as determined by the Agent) plus one and one-half  (1.50%) percent per annum, which automatically changes with each change in such rate.  The aggregate interest rate on July 6, 2010, was 4.75% per annum under that formula.

The Borrowers drew down initial advances under the Credit Facility of approximately $5.0 million, of which approximately $4.9 million was used to repay the existing Webster Credit Facility.  As of July 6, the Borrowers had unused availability under the Sterling Credit Facility of $800,000 out of the remaining maximum $1.5 million unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The new Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.

New International Subsidiary:

On July 26, 2010 the Company announced the structuring of a new joint venture corporation in China with its new joint venture partner Shanghai Wedone Marketing Consulting Co., Ltd. The new joint venture will provide merchandising and marketing services and have national market presence in the country.

The new joint venture corporation will be called SPAR (Shanghai) Marketing Management Company Ltd. SPAR will own 51% of the joint venture corporation while Shanghai Wedone Marketing Consulting will own 49% in accordance with the laws of the People's Republic of China. The new joint venture corporation, which started operations on August 1, 2010, will provide merchandising and related marketing services to manufacturers and retailers throughout China.

Shanghai Wedone Marketing Consulting is a comprehensive marketing management company that provides brand communication and retail marketing management service in China. They work with more than 50 international brands such as Coca-Cola, Unilever, Johnson & Johnson, Swatch and several prominent Chinese brands such as Meng Niu Dairy, Guan Sheng Yuan and Dong-e E-jiao. Their business covers all tier 1, 2 and 3 cities in China equating to more than 150 cities throughout the country.

Legal Matters:

As previously reported (See Note 9, Commitments and Contingencies - Legal Matters, above), the Company has been involved in longstanding litigation with Safeway Inc. ("Safeway"), which Safeway began in 2001.  This litigation concluded when the parties reached agreement on the amount of accrued post-judgment interest and Safeway tendered, on August 2, 2010, and the Company accepted, payment of $1,888,000 in full payment of the Company's net judgment against Safeway. The Company previously recorded the net $1.3 million judgment award and accrued interest on its books in "other assets".  As of June 30, 2010, the Company changed the recording of these funds to "other current assets".

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the six months ended June 30, 2010 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act", and together with the Securities Act, the "Securities Laws"), including, in particular and without limitation, the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability in this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources".  Such forward looking statements also are included in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2010, and amended by SGRP's form 10-K/A as filed with the SEC on April 30, 2010 (as amended, its "Annual Report"), including, in particular and without limitation, the discussions and statements contained under the headings (among others) "Business" and "Risk Factors". Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual achievements, business, performance, prospects and results, whether expressed or implied by such forward-looking statements, to fail to occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company's plans, intentions and best estimates of the Company's current operations and accounts, assets, business, cash flow, credit, expenses, financial condition, growth, income, liabilities, operations, prospects, reputation, taxation or other results or condition (collectively, the Company's "Condition and Results"). Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or the negative of those words.

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

General

SPAR Group, Inc., (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office, grocery and drug store chains, independent, convenience and electronics stores and related technology services and marketing research. The Company also provides furniture and other product assembly services both in store and in home.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company operates in 9 countries whose populations represent approximately 47% of the total world population, through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia and New Zealand.

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

SPAR Group has provided merchandising and other marketing services in the United States since the formation of its predecessor in 1979 and outside the United States since it acquired its first international subsidiary in Japan in May of 2001.  Today the Company conducts its business through its domestic and international divisions in 9 territories around the world whose populations represent approximately 47% of the total world population.

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

Primary Territory (+ additional Territory)	Date Established	SGRP Percentage Ownership		Principal Office Location
United States of America	1979	100%		Tarrytown, New York, United States of America
Japan	May 2001	100%		Osaka, Japan
Canada	June 2003	100%		Toronto, Canada
Turkey	July 2003	51%	*	Istanbul, Turkey
South Africa	April 2004	51%		Durban, South Africa
India	April 2004	51%		New Delhi, India
China	February 2005	100%	**	Hong Kong, China
Lithuania	September 2005	51%	*	Siauliai, Lithuania
Australia (+ New Zealand)	April 2006	51%		Melbourne, Australia
Romania	July 2009	51%		Bucharest, Romania

*	Currently inactive and exploring a change in market focuses.

**
At June 30, 2010 the Company owned 100%; however, on July 26, 2010 the Company has signed an agreement to establish a new joint venture in Mainland China which was operational as of August 1, 2010.  The Company has a 51% ownership in this new subsidiary.

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

Another key to the Company's international strategy is its policy of seeking a material investor in a new subsidiary in an international location who is an experienced person or company in the local country who is not otherwise affiliated with SPAR Group (each a "Local Owner").  The Company generally seeks to own at least 51% of a foreign subsidiary.  Canada, China and Japan are the only international subsidiaries wholly-owned by SPAR Group at the present time.  The Company is actively seeking another Local Owner in China and Japan.  A Local Owner provides equity, credit support and certain services to each international subsidiary not wholly owned by the Company, as well as the useful local attention, perspective and relationships of an equity owner with a strong financial stake in such subsidiary's success.   The Company provides executive management and support to each foreign subsidiary as well its operational backbone (and procedures and controls) through its proprietary Internet-based logistical, communications, reporting and accounting programs.  (See Item 1A in SGRP's Annual Report, Risks of Having Material Local Investors in International Subsidiaries.)

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both our domestic and international divisions, and tracks and reports certain financial information separately for each of those divisions, as described above.  The Company measures the performance of its Domestic and International divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an

SPAR Group, Inc. and Subsidiaries

effort to improve its market share and continued expansion efforts.  Certain financial information regarding the Company's two geographic divisions, which includes their net revenues and operating income (loss) for each of the six months ended June 30, 2010, and June 30, 2009, and long-lived assets at June 30, 2010, and June 30, 2009, are provided in Note 12, above.

In March 2010, the Company established a new Canadian subsidiary, SPAR Wings & Ink Company ("SWI"). On April 1, 2010, SWI acquired substantially all of the business, customer contracts, receivables, work-in progress and other assets and assumed certain specified liabilities of 2078281 Ontario Limited, an Ontario merchandising and marketing services company doing business as Wings & Ink (the "Seller").  At that closing, SWI also hired substantially all of the Seller’s employees, which included consulting contracts to the principals of the Seller.

In return for the purchase of such assets, at closing SWI compensated the Seller through (1) the assumption of the specified liabilities, (2) a cash payment of 500,000 Canadian Dollars (“CAD”), (3) the issuance of a CAD$75,000 interest bearing promissory note to the Seller, payable over an 18 month period, and (4) the placement of US$50,000 in escrow for a 12 month period.

SWI also agreed to pay an earn out to the principals of the Seller based on SWI achieving certain revenue and gross profit margin levels from the acquired business for each of the two 12 month periods following the closing if they exceed certain agreed upon base levels.  If achieved, the principals will be paid one third of the excess gross profit dollars for the applicable 12 month period.

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2010, to the Company's critical accounting policies as reported in the Company's Annual Report for 2009 on Form 10-K/A as Amended and filed on April 30, 2010.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended June 30, 2010, compared to three months ended June 30, 2009

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2010		2009		Increase/
	$	%	$	%	(decrease)
Net revenues	$15,614	100.0%	$13,478	100.0%	15.8%
Cost of revenues	10,403	66.6	9,310	69.1	11.7
Selling, general & administrative expense	4,199	26.9	3,888	28.8	8.0
Depreciation and amortization	237	1.5	267	2.0	(11.5)
Interest expense	67	0.4	45	0.3	47.4
Other expense (income)	88	0.6	(255)	(1.9)	(134.6)
Income before income taxes	620	4.0	223	1.7	178.8
Provision for income taxes	17	0.1	73	0.5	(76.0)
Net income before non-controlling interest	603	3.9	150	1.2	301.2
Net income attributable to non-controlling interest	(9)	-	(86)	(0.6)	(89.2)
Net income attributable to Spar Group, Inc.	$612	3.9%	$236	1.8%	159.1

Net Revenues

Net revenues for the three months ended June 30, 2010, were $15.6 million, compared to $13.5 million for the three months ended June 30, 2009, an increase of $2.1 million or 15.8%.

Domestic net revenues totaled $9.9 million in the three months ended June 30, 2010, compared to $6.8 million for the same period in 2009.  The increase in domestic revenue of $3.1 million was mainly a result of continued organic growth in the Company’s core businesses along with the full integration of the December 2009 acquisition of the National Marketing Services (“NMS”) in store and in home furniture and other product assembly business.

International net revenues totaled $5.7 million for the three months ended June 30, 2010, compared to $6.7 million for the same period in 2009, a decrease of $1.0 million or 15.4%.  The primary reasons for the decrease in 2010 international net revenues as compared to 2009 was the loss of sales promotion business resulting from the change in ownership in the Japan subsidiary.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 66.6% of net revenues for the three months ended June 30, 2010 and 69.1% for the three months ended June 30, 2009.

Domestic cost of revenues was 65.6% of net revenues for the three months ended June 30, 2010, and 63.1% of net revenues for the three months ended June 30, 2009. The increase in cost of revenues as a percentage of net revenues was 2.5% due primarily to an unfavorable mix of project work.  Approximately 88% of the Company's domestic cost of revenues in the three months ended June 30, 2010 and 2009, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 - Related-Party Transactions, above).

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues decreased to 68.5% of net revenues for the three months ended June 30, 2010, compared to 75.1% of net revenues for the three months ended June 30, 2009. The cost of revenue percentage decrease of 6.6 percentage points was primarily due to a profitable mix of product services in the key markets of China, Canada, and Australia.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. Selling, general and administrative expenses were approximately $4.2 million and $3.9 million for the three months ended June 30, 2010 and 2009.

Domestic selling, general and administrative expenses totaled $2.2 million for the three months ended June 30, 2010, compared to $1.9 million for the same period in 2009. The increase in domestic selling, general and administrative expenses of approximately $300,000 was primarily due to the incremental spending required to support the acquisition of National Marketing Services.

International selling, general and administrative expenses totaled $2.0 million for both the three months ended June 30, 2010, and June 30, 2009. The selling, general and administrative expense was down in Japan, consistent with the revenue decrease.  This reduction was offset by incremental cost related to the Wings and Ink acquisition in Canada.

Depreciation and Amortization

Depreciation and amortization charges for the three months ended June 30, 2010, totaled $237,000 and $267,000 for the same period in 2009.

Interest Expense

Interest expense increased 47.4% to $67,000 from $45,000 for the three months ended June 30, 2010 and 2009, respectively.  The increase was primarily due to increased borrowings in the domestic division.

Other Expense (Income)

Other expense totaled $88,000 compared with other income of $255,000 for the three months ended June 30, 2010 and 2009, respectively.  The 2009 other income resulted from a credit from prior legal expenses.

Income Taxes

The income tax provision for the three months ended June 30, 2010 was $17,000 resulting primarily from domestic state taxes of $15,000 and $2,000 for tax provisions related to certain international profits for the three months ended June 30, 2010. There were no tax provisions for federal tax as the Company provides a valuation allowance against any deferred benefits arising from operating loss carry forwards.  Income tax provision for the three months ended June 30, 2009, was $73,000 resulting primarily from tax provisions related to international profits.

Non-controlling Interest

Non-controlling interest of approximately $9,000 and $86,000 resulted from the net operating losses of the Company's 51% and 50% owned subsidiaries for the three months ended June 30, 2010 and 2009, respectively.

Net Income

The Company reported a net income of $603,000 for the three months ended June 30, 2010, or $0.03 per share, compared to a net income of $150,000, or $0.01 per share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Six months ended June 30, 2010, compared to six months ended June 30, 2009

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2010		2009		Increase/
	$	%	$	%	(decrease)
Net revenues	$28,742	100.0%	$28,649	100.0%	0.3%
Cost of revenues	19,261	67.0	20,383	71.2	(5.5)
Selling, general & administrative expense	8,171	28.4	7,856	27.4	14.7
Depreciation and amortization	496	1.7	529	1.8	(6.3)
Interest expense	102	0.4	106	0.4	(3.4)
Other expense (income)	91	0.3	(442)	(1.5)	(120.6)
Income before income taxes	621	2.2	217	0.7	185.7
Provision for income taxes	34	0.1	222	0.8	(84.5)
Net income (loss) before non-controlling interest	587	2.1	(5)	(0.1)	-
Net income attributable to non-controlling interest	(61)	(0.2)	(46)	(0.2)	31.2
Net income attributable to Spar Group, Inc.	$648	2.3%	$41	0.1%	-

Net Revenues

Net revenues for the six months ended June 30, 2010, were $28.7 million, compared to $28.6 million for the six months ended June 30, 2009, an increase of $92,000 or 0.3%.

Domestic net revenues totaled $17.5 million in the six months ended June 30, 2010, compared to $12.4 million for the same period in 2009. Domestic net revenues increased by $5.0 million.  The increase was partially a result of an increase in new business opportunities and expansion in the Company’s core businesses along with the full integration of the NMS acquisition.

International net revenues totaled $11.3 million for the six months ended June 30, 2010, compared to $16.2 million for the same period in 2009, a decrease of $5.0 million or 30.6%.  The primary reasons for the decrease in 2010 international net revenues as compared to 2009 was the loss of sales promotion business resulting from the change in ownership in the Japan and China subsidiaries

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 67.0% of net revenues for the six months ended June 30, 2010 and 71.2% for the six months ended June 30, 2009.

Domestic cost of revenues was 64.7% of net revenues for the six months ended June 30, 2010, and 63.9% of net revenues for the six months ended June 30, 2009. The increase in cost of revenues as a percentage of net revenues was less than 1% due primarily to the mix of project work including the NMS acquisition.  Approximately 85.8% and 86.5% of the Company's domestic cost of revenues in the six months ended June 30, 2010 and 2009, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 - Related-Party Transactions).

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues decreased to 70.6% of net revenues for the six months ended June 30, 2010, compared to 76.7% of net revenues for the six months ended June 30, 2009. The cost of revenue percentage decrease of 6.1 percentage points was primarily due to a profitable mix of product services in the key markets of China, Canada and Australia.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. Selling, general and administrative expenses were approximately $8.2 million and $7.9 million for the six months ended June 30, 2010 and 2009.

Domestic selling, general and administrative expenses totaled $4.6 million for the six months ended June 30, 2010, compared to $3.9 million for the same period in 2009. The increase in domestic selling, general and administrative expenses of approximately $700,000 was primarily due to the incremental spending required to support the acquisition of National Marketing Services.

International selling, general and administrative expenses totaled $3.6 million for the six months ended June 30, 2010, compared to $4.0 million for the same period in 2009. The decrease of approximately $400,000 in international selling, general and administrative expenses was primarily due to expense reductions in Japan of $650,000 and China of $100,000 primarily driven by lower salary and other employee related expenses as a result of ownership changes.  These favorabilities were partially offset by increased expenses in the Canadian business attributed to the Wings and Ink acquisition.

Depreciation and Amortization

Depreciation and amortization charges for the six months ended June 30, 2010, totaled $496,000 and $529,000 for the same period in 2009.

Interest Expense

Interest expense decreased slightly to $102,000 from $106,000 for the six months ended June 30, 2010 and 2009, respectively.

Other Expense (Income)

Other expense totaled $91,000 compared with other income of $442,000 for the six months ended June 30, 2010 and 2009, respectively.  The 2009 income resulted from a third party settlement and a credit from prior legal expenses.

Income Taxes

The income tax provision for the six months ended June 30, 2010 was $34,000 resulting primarily from domestic state taxes of $30,000 and $4,000 for tax provisions related to certain international profits for the six months ended June 30, 2010. There were no tax provisions for federal tax as the Company provides a valuation allowance against any deferred benefits arising from operating loss carry forwards.  Income tax provision for the six months ended June 30, 2009, was $222,000 resulting primarily from tax provisions related to international profits.

Non-controlling Interest

Non-controlling interest of approximately $61,000 and approximately $46,000 resulted from the net operating losses of the Company's 51% and 50% owned subsidiaries for the six months ended June 30, 2010 and 2009, respectively.

SPAR Group, Inc. and Subsidiaries

Net Income

The Company reported a net income of $587,000 for the six months ended June 30, 2010, or $0.03 per share, compared to a net loss of $5,000, or $0.00 per share, for the corresponding period last year.

Liquidity and Capital Resources

In the six months ended June 30, 2010, the Company had net income of $587,000.

Net cash used by operating activities was $702,000 for the six months ended June 30, 2010 and net cash provided by operating activities for the six months ended June 30, 2009, was $1.8 million.  The cash used in operating activities for the six months ended June 30, 2010 was primarily a result of increased accounts receivable and decreased accounts payable partially offset by net income, depreciation, and increased liabilities due to affiliates.

Net cash used in investing activities for the six months ended June 30, 2010, and June 30, 2009, was approximately $789,000 and $367,000, respectively. The net cash used in investing activities for the six months ended June 30, 2010 was primarily due to the acquisition of Wings and Ink and additions to fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $828,000 compared to net cash used in financing activities for the six months ended June 30, 2009 of approximately $1.7 million.  Net cash provided by financing activities for the six months ended June 30, 2010 was primarily due to borrowings on lines of credit and short term debt.

The above activity resulted in a decrease in cash and cash equivalents for the six months ended June 30, 2010, of $707,000.

At June 30, 2010, the Company had working capital of $2.4 million, as compared to working capital of $252,000 at December 31, 2009. The Company's current ratio was 1.2 to 1.0 at June 30, 2010 and 1.0 to 1.0 at December 31, 2009.  The increase in working capital was primarily due to a reclassification of the Safeway litigation award from a long term asset to a current asset at June 30, 2010 to reflect the August 2, 2010 payment of $1,888,000 received from Safeway.

Existing Domestic Credit Facilities:

In January 2003, the Company (other than SGRP's foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement and related documents (collectively, as amended, the "Webster Credit Facility"). The Webster Credit Facility provided for a $5.0 million revolving line of credit, which matures on September 15, 2010. Borrowings were based upon a borrowing base formula as defined in the loan agreement (principally 85% of "eligible" domestic accounts receivable less certain reserves). The Webster Credit Facility was secured by all of the assets of the Company's domestic subsidiaries. The Webster Credit Facility also limited certain expenditures, including, but not limited to, capital expenditures and other investments, and required that the Company satisfy certain financial and other covenants.

In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, provided personal guarantees of the Webster Credit Facility totaling $1.0 million.

The basic interest rate under the Webster Credit Facility was the greater of (i) Webster's "Alternative Base Rate" plus 1.0% per annum, which automatically changed with each change made by Webster in such Alternative Base Rate, (ii) LIBOR plus 2.75% per annum, or (iii) 5% per annum (the minimum rate under the Webster Credit Facility). The actual average interest rate under the Credit Facility was 5% per annum for the six months ended June 30, 2010. The Webster Credit Facility was secured by substantially all of the assets of the Company (other than SGRP's foreign subsidiaries and their assets).

SPAR Group, Inc. and Subsidiaries

The domestic revolving loan balances outstanding under the Webster Credit Facility were approximately $4.9 million and $4.0 million at June 30, 2010, and December 31, 2009, respectively.  As of June 30, 2010, the Company had unused availability under the Webster Credit Facility of $133,000 out of the remaining maximum $148,000 unused revolving line of credit.

Because of the requirement to maintain a lock box arrangement with Webster and Webster's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Webster Credit Facility are classified as current at June 30, 2010, and December 31, 2009.

The Webster Credit Facility contained certain restrictive covenants.  At June 30, 2010, the Company was in compliance with the covenants.

New Domestic Credit Facility:

On July 6, 2010, SPAR Group, Inc. entered into a new domestic credit facility with Sterling National Bank, as lead bank and agent (see Note 19, Subsequent Events - New Domestic Credit Facility, below), and fully repaid and terminated the Webster Credit Facility.

International Credit Facilities:

The Australian subsidiary, SPARFACTS Australia Pty. Ltd., has a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian), or approximately $1.7 million (based upon the exchange rate at June 30, 2010). At June 30, 2010, SPARFACTS Australia Pty. Ltd. had $37,000 (Australian) or $32,000 outstanding under the line of credit and at December 31, 2009, SPARFACTS Australia Pty. Ltd. had $510,000 (Australian), or approximately $456,000, outstanding under the line of credit (based upon the exchange rate at those dates). The average interest rate was 9.7% per annum for the six months ended June 30, 2010.

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $716,000 (based upon the exchange rate at June 30, 2010). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.    The outstanding balance under the line of credit agreement was $320,000 (Canadian) or $305,000 and $395,000 (Canadian) or $376,000 at June 30, 2010 and December 31, 2009, respectively (based upon the exchange rate at that date).  The average interest rate was 3.50% per annum for the six months ended June 30, 2010.

International Debt Facility:

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc., for a maximum loan totaling $1.0 million, at which time the Company received its first advance of $500,000 and used that advance for the acquisition of certain assets of a Canadian company that closed on April 1, 2010.  The remaining $500,000 loan under that facility will be advanced to the Company as requested upon the satisfaction of certain conditions precedent.

The loan is payable on an interest only basis (for a one year term) at the rate of 14% per annum (payable monthly) and matures on March 31, 2011.  However, should the loan not be paid in full by March 31, 2011, the interest rate automatically increases to 24% per annum (payable monthly) until the principal is paid in full. The loan does not contain a prepayment penalty.

SPAR Group, Inc. and Subsidiaries

The Company's international business model is to partner with local merchandising companies and combine the Company's proprietary software and expertise in the merchandising and marketing services business with their partner's knowledge of the local market. In 2001, the Company established its first subsidiary in Japan and has continued this strategy. As of this filing, the Company is currently operating in 9 countries and has 7 active international subsidiaries. Certain of these international subsidiaries are profitable, while others are operating at a loss. In the event of continued losses, the Company may be required to provide additional cash infusions into those subsidiaries with losses.

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of June 30, 2010 (in thousands):

	Period in which payments are due
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$5,764	$5,764	$–	$–	$–
Capital Lease Obligations	22	22	–	–	–
Operating Lease Obligations	2,188	846	1,227	115	–
Total	$7,974	$6,632	$1,227	$115	$–

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit and other debt, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At June 30, 2010, the Company's outstanding lines of credit and other debt totaled approximately $5.8 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	5%	$4,927
International	3.5% - 14%	837
		$ 5,764

(1)	Based on interest rate at June 30, 2010.
(2)	Based on exchange rate at June 30, 2010.

SPAR Group, Inc. and Subsidiaries

Based on the 2010 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the six months ended June 30, 2010, by approximately $43,000.

The Company has foreign currency exposure with its international subsidiaries. In both 2010 and 2009, these exposures are primarily concentrated in the Japanese Yen, Australian Dollar and Canadian Dollar. International revenues for the six months ended June 30, 2010 and 2009 were $11.3 million and $16.2 million, respectively. The international division reported a net loss of approximately $331,000 and $403,000 for the six months ended June 30, 2010 and 2009, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $4.9 million and total liabilities were $5.0 million based on exchange rates at June 30, 2010.

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

Management has evaluated the effectiveness of our internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were not effective as of December 31, 2009 due to the following weakness:

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

Management's Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company's current disclosure controls and procedures are not effective, due to the material weakness noted above, to insure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation and Changes in Control Over Financial Reporting

Management believes that the aforementioned reporting material weakness will be corrected by (among other things) improving the period end closing and reporting procedures related to accumulation of annual financial results and disclosures.  Management is actively reviewing its existing procedures to determine changes necessary to correct this matter for future reporting.

SPAR Group, Inc. and Subsidiaries

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

SPAR Group, Inc. and Subsidiaries

PART II:   OTHER INFORMATION

Item 1.      Legal Proceedings

Longstanding litigation with Safeway Inc. ("Safeway") concluded in August 2010 (see Note 19, Subsequent Events - Legal Matters, above). On October 24, 2001, Safeway filed a complaint against PIA Merchandising Co., Inc. ("PIA Co."), a wholly-owned subsidiary of SPAR Group, Inc. ("SGRP"), Pivotal Sales Company ("Pivotal"), a wholly-owned subsidiary of PIA Co., and SGRP in Alameda County (California) Superior Court, case no. 2001028498.  Safeway’s claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway, including causes of action for breach of contract and interference with economic relationships. The case proceeded to trial by jury.  On May 26, 2006, the jury returned a verdict that awarded certain damages on different claims to PIA Co. and Pivotal and awarded certain damages to Safeway, resulting in a net award of $1,307,700 to Pivotal. Judgment was entered in favor of Pivotal and against Safeway on August 14, 2006, for $1,307,700. A subsequent order awarded Pivotal certain court costs totaling $33,725.

Thereafter, both sides filed appeals. On May 27, 2010, the California Court of Appeal issued a decision affirming the judgment in full. All appellate proceedings concluded on July 28, 2010.  On August 2, 2010, Safeway tendered, and the Company accepted, payment of $1,888,000 in full payment of the judgment.

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

Item 3.       Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.
Item 3(b): Defaults under Preferred Stock: None.

Item 4.       Submission of Matters to a Vote of Security Holders

SPAR Group, Inc. (the "Registrant" or "SGRP") held its Annual Meeting of Stockholders on May 27, 2010 (the "2010 Annual Meeting"), for those who were stockholders of SGRP at the close of business on April 5, 2010 (the "Record Date"), pursuant to notice and proxy materials duly mailed to them.  As of the Record Date, there were 19,139,365 shares outstanding of SGRP's common stock, $0.01 par value (the "SGRP Common Stock"), and 554,402 shares outstanding of SGRP's series "A" preferred stock, $0.01 par value (the "SGRP Preferred Stock").  At the 2009 Annual Meeting, Record Date stockholders holding 16,305,111 shares (approximately 85.2%) of the SGRP Common Stock and 554,402 shares (100%) of the SGRP Preferred Stock were present in person or by proxy.  Each such stockholder was entitled to one vote for each share of the SGRP Common Stock or SGRP Preferred Stock held by such stockholder on the Record Date, and the holders of the SGRP Common Stock and SGRP Preferred Stock voted together, respecting the election of directors and the other proposals presented to them at the 2010 Annual Meeting.

At the 2010 Annual Meeting, the following matters were submitted to votes of SGRP's stockholders: (1) the election of SGRP's Board of Directors; and (2) the ratification of SGRP's appointment of Rehmann Robson, P.C. as the principal independent registered public accounting firm for SGRP and its subsidiaries for the year ending December 31, 2010.

Proposal Number 1 – Election of Directors of SGRP (votes against and abstentions are tallied as withheld and presented for informational purposes but had no substantive effect):

Nominee Name	For	Withheld
Gary S. Raymond	14,863,394	135,900
Robert G. Brown	14,886,151	113,143
William H. Bartels	14,890,251	109,043
Jack W. Partridge	14,888,294	111,000
Jerry B. Gilbert	14,890,294	109,000
Lorrence T. Kellar	14,864,150	135,144
C. Manly Molpus	14,864,150	135,144

Each of those nominees was elected to the Board of Directors of SGRP.

SPAR Group, Inc. and Subsidiaries

Proposal Number 2 – Ratification of the appointment of Rehmann Robson, P.C., as the principal independent registered public accounting firm for SGRP and its subsidiaries for the year ending December 31, 2010 (abstentions and other non-votes are tallied and presented for informational purposes but had no substantive effect):

For	Against	Abstain	Non Votes
16,836,030	21,547	1,936	0

SGRP's stockholders ratified the appointment of Rehmann Robson, P.C., as the principal independent registered public accounting firm for SGRP and its subsidiaries for the year ending December 31, 2010.

Although the stockholder notice and proxy materials permitted certain other matters to be considered by the stockholders at the 2010 Annual Meeting, no other matters were voted on by the stockholders.

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

Date: August 11, 2010	SPAR Group, Inc., Registrant

/s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory