Form 10-K/A
period 2009-12-31
SPAR GROUP INC
filed 2010-10-08
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-K/A
(Amendment No. 2)

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

Large Accelerated Filer  ☐                                          Accelerated Filer  ☐

Non-Accelerated Filer  ☐                                            Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2010, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $3,700,000.

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

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K/A

Explanatory Note

SPAR Group, Inc. ("SGRP" or the "Corporation"), and together with its subsidiaries, the "SPAR Group" or the "Company"), is filing this Amendment No. 2 on Form 10-K/A dated October 8, 2010 (this "Second Amendment"), to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the SEC on April 15, 2010, as amended by Amendment No. 1 to its Annual Report on Form 10-K/A dated and filed with the SEC on April 30, 2010 (as amended thereby and hereby, its "Annual Report"), in order to (among other things):

•	File the final unqualified auditor's report for the Company's subsidiary in India, SPAR Solutions India Private Limited;

•	File the revised unqualified final auditor's report for the Company from its Principal Independent Auditor;

•	Update the reporting weakness relating its Indian subsidiary and the corrective measures taken;

•	Add a financial statement table reporting its Consolidated Statements of Equity (adjusted to include “Non-Controlling Interest);

•	Report the final resolution of the comments raised by the SEC Staff in their review of this Annual Report;

PART I

Statements contained in this Annual Report on Form 10-K, as amended (this “Annual Report”) of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”, and together with the Securities Act, the “Securities Laws”), including, in particular and without limitation, the statements contained in the discussions under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual achievements, business, performance, prospects and results, whether expressed or implied by such forward-looking statements, to fail to occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company’s plans, intentions and best estimates of the Company’s current and accounts, assets, business, cash flow, credit, expenses, financial condition, growth, income, liabilities, operations, prospects, reputation, taxation or other results or condition (collectively, the Company's "Condition and Results"). Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “intend”, “believe”, “estimate”, “anticipate”, “continue” or similar words or variations or the negative of those words.

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

BUSINESS STRATEGY

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

On December 4, 2009, the Company acquired substantially all of the domestic merchandising service business and customer contracts and hired certain employees of Brenner Associates Inc., which also did business as National Marketing Services or "NMS".  The NMS assets acquired included all of the stock of its wholly owned subsidiaries; National Assembly Services, Inc., a New Jersey corporation that performs in-home furniture assembly services ("NAS"), and NMS Retail Services ULC (“NRS”), a Nova Scotia unlimited Liability Company that performs merchandising services in Canada.  In March 2010, the Company established a new Canadian subsidiary, SPAR Wings & Ink Company ("SWI"). On April 1, 2010, SWI acquired substantially all of the business, customer contracts, receivables, work-in progress and other assets and assumed certain specified liabilities of 2078281 Ontario Limited, an Ontario merchandising and marketing services company doing business as Wings & Ink (the "Seller").  At that closing, SWI also hired substantially all of the Seller’s employees, which included consulting contracts to the principals of the Seller. (See Note 13 to the Consolidated Financial Statements – Acquisition).

Item 1A. Risk Factors

Risks of a Nasdaq Delisting:

SGRP Common Stock has recently traded and could in the future again trade for less than $1.00 per share, which is below Nasdaq's minimum trading price for continued listing on the Nasdaq stock market.  The Company received a notice from Nasdaq on September 16, 2009, advising the Company of that it failed to maintain a minimum closing bid price of $1.00 per share for its shares of Common Stock for the prior 30 consecutive business days as required by Nasdaq Listing Rule 5550(a)(2) (known as the "Bid Price Rule"), and that it had a 180 day grace period in which to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for SGRP Common Stock for a minimum of ten consecutive business days.  On December 1, 2009, the Company received notice from Nasdaq that it had regained compliance with the Bid Price Rule and the matter was closed.  On April 28, 2010, the Company received a second notice from Nasdaq advising the Company that it failed to maintain a minimum closing bid price of $1.00 per share for its shares of Common Stock for the prior 30 consecutive business days as required by Nasdaq Listing Rule 5550(a)(2) and on September 8, 2010, the Company received notice from Nasdaq that it had again regained compliance with the Bid Price Rule and the matter was closed.

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

Item 1B. Unresolved Staff Comments

The Staff of the SEC has reviewed the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed on April 15, 2009, and has exchanged comment letters and responses with the Company, which have resolved all comments noted.  The SEC Staff has reviewed the Annual Report, as filed on April 15, 2010 and the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2010.  The comments focused on Controls and Procedures and India Audit opinion and the Company is in the process of finalizing its response to the SEC.

Item 3. Legal Proceedings

Longstanding litigation with Safeway Inc. ("Safeway") concluded in August 2010. On October 24, 2001, Safeway filed a complaint against PIA Merchandising Co., Inc. ("PIA Co."), a wholly-owned subsidiary of SPAR Group, Inc. ("SGRP"), Pivotal Sales Company ("Pivotal"), a wholly-owned subsidiary of PIA Co., and SGRP in Alameda County (California) Superior Court, case no. 2001028498.  Safeway’s claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway, including causes of action for breach of contract and interference with economic relationships. The case proceeded to trial by jury.  On May 26, 2006, the jury returned a verdict that awarded certain damages on different claims to PIA Co. and Pivotal and awarded certain damages to Safeway, resulting in a net award of $1,307,700 to Pivotal. Judgment was entered in favor of Pivotal and against Safeway on August 14, 2006, for $1,307,700. A subsequent order awarded Pivotal certain court costs totaling $33,725.

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

PART II

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

Credit Facilities:

Existing Domestic Credit Facility (“Webster Credit Facility)(reporting period through July 5, 2010):

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Webster Credit Facility”). The Webster Credit Facility provides for a $5.0 million revolving line of credit which matured on March 15, 2010. In February 2008, the Webster Credit Facility was amended to establish monthly EBITDA covenants until September 30, 2008, and to set a Fixed Charge Coverage Ratio covenant for the year ended December 31, 2008.  In January 2009 the Webster Credit Facility was amended to extend the agreement until March 15, 2009, adjust the interest rate to the greater of 5%, the Alternative Base Rate or 30 day LIBOR plus 2.75% and to increase the limit on the capital expenditures to $1.3 million.  In March 2009, the Webster Credit Facility was amended to extend the maturity until March 15, 2010, extend the monthly Fixed Charge Coverage Ratio covenant until March 15, 2010 and reset the limit on capital expenditures to $800,000.  On March 15, 2010, the Webster Credit Facility was further amended to extend the maturity and continue the monthly covenant requirements until September 15, 2010.

Borrowings were based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable less certain reserves). The Webster Credit Facility was secured by all of the assets of the Company's domestic subsidiaries. The Webster Credit Facility also limited certain expenditures, including, but not limited to, capital expenditures and other investments.

In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, provided personal guarantees of the Webster Credit Facility totaling $1.0 million.

The basic interest rate under the Webster Credit Facility was the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii)

LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Webster Credit Facility was 5% per annum for the twelve months ended December 31, 2009. The Webster Credit Facility was secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Webster Credit Facility were $4.0 million and $3.9 million at December 31, 2009 and 2008, respectively.  As of December 31, 2009, the Company had unused availability under the Webster Credit Facility of $16,000 out of the remaining maximum $969,000 of unused revolving line of credit.

Due to the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Webster Credit Facility are classified as current at December 31, 2009 and 2008.

The Webster Credit Facility contained certain restrictive covenants.  At December 31, 2009, the Company was in compliance with the covenants and did not expect to be in violation at future measurement dates.

New Domestic Credit Facility (“Sterling Credit Facility”)(July 6, 2010, to present):

SGRP and certain of its domestic direct and indirect subsidiaries, namely SPAR Incentive Marketing, Inc., PIA Merchandising Co., Inc., Pivotal Sales Company, National Assembly Services, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc. and SPAR, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the " Borrowers "), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern its new credit facility with them (the "Sterling Credit Facility").   The Sterling Credit Facility replaced the Webster Credit Facility on July 6, 2010, and the first advance under such new facility was used to fully repay and terminate the Webster Credit Facility and its documents and liens.

In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Sterling Credit Facility totaling $2.5 million pursuant to their Limited Continuing Guaranty in favor of the Lenders dated as of July 6, 2010. (the "Limited Guaranty").

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

The Borrowers drew down initial advances under the Sterling Credit Facility of approximately $5.0 million, of which approximately $4.9 million was used to repay the existing Webster Credit Facility.  As of July 6, the Borrowers had unused availability under the Sterling Credit Facility of $800,000 out of the remaining maximum $1.5 million unused revolving line of credit.

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

International Credit Facilities:

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

Management has evaluated the effectiveness of our internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2009, except for the following  material weakness:

The Company was not able to insure timely receipt of the auditor's report respecting  the Company's subsidiary in India, SPAR Solutions India Private Limited, in order to allow completion of its consolidated reporting for the year ended December 31, 2009, which ultimately led to an extension request and the filing of the Annual Report on April 15, 2010 in a manner that was not complete with regard to the reporting of the results of that foreign subsidiary.  As of the filing of this amendment to the Annual Report, the auditor’s report for the Company’s India subsidiary is properly filed herewith along with a revised unqualified opinion from the Company’s Principal Independent Auditor.

Under applicable Securities Law, the Company is not yet required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly such an attestation has not been obtained or included in this Annual Report.

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are not effective, due to the material weakness noted above, except as noted above in respect of one foreign subsidiary to insure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation and Changes in Control Over Financial Reporting

Management believes that the aforementioned material weakness will be corrected by the improvements the Company has already undertaken respecting its Indian Subsidary, including (among other things) improvements to the period end closing and reporting procedures related to accumulation of annual financial results and disclosures.  Management is actively reviewing its other existing procedures to determine whether additional changes may be necessary to ensure correct and timely future reporting.

 PART IV

Item 15. Exhibits and Financial Statement Schedule

1.      Index to Financial Statements filed as part of this report:

3.	Exhibits.

Exhibit Number	Description

21.1	List of Subsidiaries.

23.1	Consent of Rehmann Robson.

23.3	Consent of Nagesh Behl & Co.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By:	/s/ Gary S. Raymond
Gary S. Raymond
Chief Executive Officer

Date: October 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Gary S. Raymond	Chief Executive Officer and Director
Gary S. Raymond
Date: October 8, 2010

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: October 8, 2010

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: October 8, 2010

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: October 8, 2010

/s/ Jerry B. Gilbert	Director
Jerry B. Gilbert
Date: October 8, 2010

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: October 8, 2010

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: October 8, 2010

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: October 8, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SPAR Group, Inc. and Subsidiaries
Tarrytown, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for years then ended. Our audits also included the financial statement schedule for these years as listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of SPAR Solutions India Private Limited as of and for the year ended December 31, 2009. These statements reflect total assets constituting 7% of consolidated total assets as of December 31, 2009, and total revenues constituting 9% of total consolidated revenue for the year then ended. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SPAR Solutions India Private Limited for 2009, is based solely on the report of the other auditor. We did not audit the financial statements of SPAR RSS Baltic.; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); or SPAR Solutions India Private Limited as of and for the year ended December 31, 2008. These statements reflect total assets constituting 10% of consolidated total assets as of December 31, 2008, and total revenues constituting 11% of total consolidated revenue for the year then ended. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for SPAR RSS Baltic.; SPAR Turkey, Ltd. (SPAR Alan Pazarlama Hizmetleri Limited Sirketi); and SPAR Solutions India Private Limited for 2008, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors for 2009 and 2008, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the for  the years  then ended,, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule for those years, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ Rehmann Robson

 Troy, Michigan
October 5, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPAR Solutions Merchandising Private Limited

New Delhi, India

The board of directors and stockholders of SPAR Solutions Merchandising Private Limited

We have audited the accompanying balance sheets of SPAR Solutions Merchandising Private Limited, a company incorporated under the laws of India, as of December 31, 2009 and 2008 and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examination on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.  We believe our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPAR Solutions Merchandising Private Limited as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in United States.

/s/ Nagesh Behl & Co.

New Delhi, India
June 25, 2010

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands)

	Preferred Stock		Common Stock					Accumulated Other	Non-
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Gain	Controlling Interest	Total Equity
Balance at January 1, 2008			19,089	$191	$(1)	$11,982	$(9,579)	$(43)	$651	$3,201

Preferred Stock Issued	554	$6	–	–	–	494	–	–	–	500
Stock options exercised and employee stock purchase plan purchases			50	–	–	41	–	–	–	41
Issuance of stock options to
non-employees for services			–	–	–	71	–	–	–	71
Issuance of stock options to
employees for services			–	–	–	233	–	–	–	233
Comprehensive loss:
Foreign currency translation loss								(318)	–	(318)
Net Income							102	–	(163)	(61)
Comprehensive loss			–	–	–	–	102	(318)	–	(216)
Balance at December 31, 2008	554	$6	19,139	$191	$(1)	$12,821	$(9,477)	$(361)	$488	$3,179

Preferred Stock Issued			–	–	–	–	–	–	–
Issuance of stock options to
non-employees for services			–	–	–	70	–	–	–	70
Issuance of stock options to
employees for services			–	–	–	136	–	–	–	136
Purchase of non-controlling interest in joint ventures			–	–	–	51	–	–	(112)	(61)
Stock Compensation			–	–	–	21	–	–	–	21
Comprehensive income:
Foreign currency translation gain			–	–	–	–	–	141	–	141
Net Income							502	–	55	557
Comprehensive income							502	141	–	643
Balance at December 31, 2009	554	$6	19,139	$191	$(1)	$13,099	$(8,975)	$(220)	$431	$4,531

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

4. Lines of Credit

Existing Domestic Credit Facility (“Webster Credit Facility)(reporting period through July 5, 2010):

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Webster Credit Facility”). The Webster Credit Facility provides for a $5.0 million revolving line of credit which matured on March 15, 2010. In February 2008, the Webster Credit Facility was amended to establish monthly EBITDA covenants until September 30, 2008, and to set a Fixed Charge Coverage Ratio covenant for the year ended December 31, 2008.  In January 2009 the Webster Credit Facility was amended to extend the agreement until March 15, 2009, adjust the interest rate to the greater of 5%, the Alternative Base Rate or 30 day LIBOR plus 2.75% and to increase the limit on the capital expenditures to $1.3 million.  In March 2009, the Webster Credit Facility was amended to extend the maturity until March 15, 2010, extend the monthly Fixed

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Lines of Credit (continued)

Charge Coverage Ratio covenant until March 15, 2010 and reset the limit on capital expenditures to $800,000.  On March 15, 2010, the Webster Credit Facility was further amended to extend the maturity and continue the monthly covenant requirements until September 15, 2010.

Borrowings were based upon a borrowing base formula as defined in the agreement (principally 85% of “eligible” domestic accounts receivable less certain reserves). The Webster Credit Facility was secured by all of the assets of the Company's domestic subsidiaries. The Webster Credit Facility also limited certain expenditures, including, but not limited to, capital expenditures and other investments.

In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, provided personal guarantees of the Webster Credit Facility totaling $1.0 million.

The basic interest rate under the Webster Credit Facility was the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Webster Credit Facility was 5% per annum for the twelve months ended December 31, 2009. The Webster Credit Facility was secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

The domestic revolving loan balances outstanding under the Webster Credit Facility were $4.0 million and $3.9 million at December 31, 2009 and 2008, respectively.  As of December 31, 2009, the Company had unused availability under the Webster Credit Facility of $16,000 out of the remaining maximum $969,000 of unused revolving line of credit.

Due to the requirement to maintain a lock box arrangement with Webster and Webster’s ability to invoke a subjective acceleration clause at its discretion, borrowings under the Webster Credit Facility are classified as current at December 31, 2009 and 2008.

The Webster Credit Facility contained certain restrictive covenants.  At December 31, 2009, the Company was in compliance with the covenants and did not expect to be in violation at future measurement dates.

New Domestic Credit Facility (“Sterling Credit Facility”)(July 6, 2010, to present):

SGRP and certain of its domestic direct and indirect subsidiaries, namely SPAR Incentive Marketing, Inc., PIA Merchandising Co., Inc., Pivotal Sales Company, National Assembly Services, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc. and SPAR, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the " Borrowers "), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern its new credit facility with them (the "Sterling Credit Facility").   The Sterling Credit Facility replaced the Webster Credit Facility on July 6, 2010, and the first advance under such new facility was used to fully repay and terminate the Webster Credit Facility and its documents and liens.

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

The Borrowers drew down initial advances under the Sterling Credit Facility of approximately $5.0 million, of which approximately $4.9 million was used to repay the existing Webster Credit Facility.  As of July 6, the Borrowers had unused availability under the Sterling Credit Facility of $800,000 out of the remaining maximum $1.5 million unused revolving line of credit.

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

International Credit Facilities:

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

6. Commitments and Contingencies

Legal Matters

Longstanding litigation with Safeway Inc. ("Safeway") concluded in August 2010. On October 24, 2001, Safeway filed a complaint against PIA Merchandising Co., Inc. ("PIA Co."), a wholly-owned subsidiary of SPAR Group, Inc. ("SGRP"), Pivotal Sales Company ("Pivotal"), a wholly-owned subsidiary of PIA Co., and SGRP in Alameda County (California) Superior Court, case no. 2001028498.  Safeway’s claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway, including causes of action for breach of contract and interference with economic relationships. The case proceeded to trial by jury.  On May 26, 2006, the jury returned a verdict that awarded certain damages on different claims to PIA Co. and Pivotal and awarded certain damages to Safeway, resulting in a net award of $1,307,700 to Pivotal. Judgment was entered in favor of Pivotal and against Safeway on August 14, 2006, for $1,307,700. A subsequent order awarded Pivotal certain court costs totaling $33,725.

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

11. Geographic Data

New International Subsidiary organized

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

On September 30, 2010, the Company entered into merger agreements between several of its inactive subsidiaries in an effort to simplify the Company’s reporting structure.  The mergers impacted the following companies:

Merged into SPAR All Store Marketing Services, Inc. were;

•	SPAR Technology Group, Inc.

•	SPAR/PIA Retail Services, Inc.

•	Retail Resources, Inc.

•	Pivotal Field Services, Inc.

Merged into PIA Merchandising Co. Inc.

•	Pivotal Sales Company

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Subsequent Events (continued)

There is no expected tax or reporting impact expected from the above mergers as all companies are inactive.
The Company acquired the business of Wings and Ink in March of 2010 (see Note 13).
The Company entered into a new credit facility in July of 2010 (see Note 4).
In July of 2010 the Company formed a new joint venture in China called SPAR (Shanghai) Marketing Management Company, Ltd.
In August of 2010 the Company settled its litigation with Safeway (see Note 6).