Form 10-Q
period 2010-11-10
SPAR GROUP INC
filed 2010-11-12
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

           ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2010.
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

On September 30, 2010, there were 19,265,931 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:                      FINANCIAL INFORMATION

Item 1. Financial Statements

SPAR Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$857	$1,659
Accounts receivable, net	12,981	10,231
Prepaid expenses and other current assets	1,225	1,182
Total current assets	15,063	13,072

Property and equipment, net	1,588	1,550
Intangibles	1,212	798
Other assets	241	1,931
Total assets	$18,104	$17,351

Liabilities and equity
Current liabilities:
Accounts payable	$2,316	$3,819
Accrued expenses and other current liabilities	2,293	2,226
Accrued expenses due to affiliates	1,771	1,436
Customer deposits	402	477
Lines of credit and other debt	5,535	4,862
Total liabilities (all current)	12,317	12,820

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized shares – 3,000,000 Issued and outstanding shares – 554,402 – September 30, 2010 and December 31, 2009	6	6
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued and outstanding shares – 19,265,931 – September 30, 2010 and 19,139,365 - December 31, 2009	193	191
Treasury stock	(1)	(1)
Additional paid-in capital	13,204	13,099
Accumulated other comprehensive loss	(216)	(220)
Accumulated deficit	(8,002)	(8,975)
Total SPAR Group, Inc. equity	5,184	4,100
Non-controlling interest	603	431
Total liabilities and equity	$18,104	$17,351

Note:
The Balance Sheet at December 31, 2009, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

 SPAR Group, Inc.
Consolidated Statements of Income
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$15,674	$14,708	$44,415	$43,358
Cost of revenues	10,730	10,373	29,990	30,757
Gross profit	4,944	4,335	14,425	12,601

Selling, general and administrative expense	4,350	3,745	12,520	11,601
Depreciation and amortization	229	271	725	800
Operating income	365	319	1,180	200

Interest expense	36	49	138	155
Other (income) expense	(77)	(101)	15	(542)
Income before provision for income taxes	406	371	1,027	587

Provision for income taxes	40	24	74	246
Net income	366	347	953	341

Net loss (income) attributable to the non-controlling interest	41	190	(20)	143
Net income attributable to SPAR Group, Inc.	$325	$157	$973	$198
Basic/diluted net income per common share:

Net income – basic/diluted	$0.02	$0.01	$0.05	$0.01

Weighted average common shares – basic	19,203	19,139	19,161	19,139
Weighted average common shares - diluted	20,705	19,436	20,392	19,266

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Cash Flows
(unaudited) (In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net cash (used in) provided by operating activities	$(230)	$1,987

Investing activities
Purchases of property and equipment, capitalized software and intangibles	(1,202)	(602)

Financing activities
Net proceeds (payments) on lines of credit	176	(1,012)
Other long-term liabilities	–	(100)
Proceeds from stock options	6	–

Short-term debt proceeds	500	–
Payments on capital leases	(101)	–
Net cash provided by (used in) financing activities	581	(1,112)

Effects of foreign exchange rate on cash	49	82

Net change in cash and cash equivalents	(802)	355
Cash and cash equivalents at beginning of period	1,659	1,685
Cash and cash equivalents at end of period	$857	$2,040

Supplemental disclosure of cash flows information
Interest paid	$207	$160
Taxes paid	$162	$757

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.           Basis of Presentation

This Quarterly Report on Form 10-Q for the interim three and nine month periods ended September 30, 2010 (this “Quarterly Report”), of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), contains unaudited, consolidated financial statements of the Company that have been prepared for such periods in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, such statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report for 2009 on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2010, and supplemented and modified by SGRP's amendments on Form 10-K/A as filed with the SEC on April 30, 2010 and on October 8, 2010 (as amended, SGRP’s “Annual Report"). The Company's results of operations for such interim periods are not necessarily indicative of its expected, likely or actual operating results for the entire year.

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

In order to cultivate foreign markets and expand the Company's merchandising and marketing services business outside of the United States, modify the necessary systems and implement the Company's business model worldwide, and ensure a consistent approach to the Company's merchandising and marketing efforts worldwide, the Company has divided its world focus into two geographic areas, the United States, which is the sales territory for the Company's Domestic Merchandising Services Division, and International (i.e. all locations outside the United States), which are the sales territories for the Company's International Merchandising Services Division (See Note 12 – Geographic Data).  To that end, the Company also (1) provides and requires all of its locations to use its Internet based operating, scheduling  and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with its financial reporting and disclosure controls and procedures, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's International subsidiaries and maintaining consistency with the Company's other  subsidiaries worldwide.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.           Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:

Net income attributable to SPAR Group, Inc.	$325	$157	$973	$198

Denominator:
Shares used in basic net income per share calculation	19,203	19,139	19,161	19,139

Effect of diluted securities:
Employee stock options	1,502	297	1,231	127

Shares used in diluted net income per share calculation	20,705	19,436	20,392	19,266

Basic and diluted net income per common share	$0.02	$0.01	$0.05	$0.01

4.           Lines of Credit and Other Debt

Prior Domestic Credit Facility:

In January 2003, the Company (other than SGRP's foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement and related documents (collectively, as amended, the "Webster Credit Facility"). The Webster Credit Facility provided for a $5.0 million revolving line of credit, which was scheduled to mature on September 15, 2010. The Webster Credit Facility was secured by all of the assets of the Company's domestic subsidiaries. The Webster Credit Facility also limited certain expenditures, including, but not limited to, capital expenditures and other investments, and required that the Company satisfy certain financial and other covenants.  This Credit Facility was replaced on July 6, 2010, with the new Credit Facility noted below.  For an expanded description of the Webster Credit Facility, please see Note 4 (“Lines of Credit and Other Debt”) to the Company’s Quarterly Report on Form 10-Q for the periods ended June 30, 2010, as filed with the SEC on August 11, 2010 (which description is hereby incorporated into this Quarterly Report by reference).

New Domestic Credit Facility:

SGRP and certain of its domestic direct and indirect subsidiaries, namely SPAR Incentive Marketing, Inc., PIA Merchandising Co., Inc., Pivotal Sales Company, National Assembly Services, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Force, Inc. and SPAR, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the “Borrowers”), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern their new credit facility with the Lenders (the "Sterling Credit Facility").   The Sterling Credit Facility replaced the Webster Credit Facility on July 6, 2010, and the first advance under such new facility was used to fully repay and terminate the Webster Credit Facility and its documents and liens.

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

The domestic revolving loan balance outstanding under the Sterling Credit Facility was approximately $4.5 million at September 30, 2010, and the revolving loan balances outstanding under the Webster Credit Facility was approximately $ 4.0 million at December 31, 2009.  As of September 30, 2010, the Company had unused availability under the Sterling Credit Facility of $1.3 million out of the remaining maximum $2.0 million unused revolving line of credit.

The basic interest rate under the Sterling Credit Facility is equal to the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time (as determined by the Agent) plus one and one-half  (1.50%) percent per annum, which automatically changes with each change in such rate.

The actual average interest rate was 4.75% per annum under the Sterling Credit Facility for the three months ended September 30, 2010, and 5.0% per annum under the Webster Credit Facility for the six months ended June 30, 2010. The Sterling Credit Facility is secured by substantially all of the assets of the Company (other than SGRP's foreign subsidiaries and their assets). Because of the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility is classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures, acquisitions and other investments.  These financial covenants are measured as of December 31, 2010, and each year there after.  The Company expects to be in compliance with these covenants at that date.  However, there can be no assurance that the Company will not be in violation of certain covenants in the future; and should the Company be in violation there can be no assurance the Lenders will issue waivers for any future violations.

International Credit Facilities and Other Debt:

The Australian subsidiary, SPARFACTS Australia Pty. Ltd., has a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for AUD 2.0 million, or approximately $1.9 million (based upon the exchange rate at September 30, 2010). At September 30, 2010, SPARFACTS Australia Pty. Ltd. had AUD 252,000 or $245,000 outstanding under the line of credit and at December 31, 2009, SPARFACTS Australia Pty. Ltd. had AUD 510,000, or approximately $456,000, outstanding under the line of credit (based upon the exchange rate at those dates). The average interest rate was 9.9% per annum for the nine months ended September 30, 2010.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of CAD 750,000 or approximately $729,000 (based upon the exchange rate at September 30, 2010). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.    The outstanding balance under the line of credit agreement was CAD 353,000 or $343,000 and CAD 395,000 or $376,000 at September 30, 2010 and December 31, 2009, respectively (based upon the exchange rate at that date).  The average interest rate was 3.5% per annum for the nine months ended September 30, 2010.

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc., for a maximum loan totaling $1.0 million, at which time the Company received its first advance of $500,000 and used that advance for the acquisition of certain assets of Wings and Ink, a Canadian company, that closed on April 1, 2010.  The $500,000 loan is recorded as a current liability on the Company’s balance sheet under Lines of credit and other debt.  At this time the Company does not have plans to draw down on the remaining $500,000 available under this agreement.

The loan is payable on an interest only basis (for a one year term) at the rate of 14% per annum (payable monthly) and matures on March 31, 2011.  However, should the loan not be paid in full by March 31, 2011, the interest rate automatically increases to 24% per annum (payable monthly) until the principal is paid in full. The loan does not contain a prepayment penalty.

In addition to the cost of interest, the Company paid, at closing, to Michael Anthony Holding, Inc. a fee of $10,000 in cash and agreed to issue 75,000 warrants to purchase 75,000 shares of the Company’s Common Stock. The warrants are exercisable during the two (2) year period following the closing at the market price of $0.85 per share of SGRP's Common Stock (its closing stock price on that closing date). In addition, the loan is secured by a pledge of the stock of SPAR Canada Company.

5.           Capital Lease Obligations

The Company has two outstanding capital lease obligations. The first capital lease originated in 2007, related to certain computer equipment leases.  These 2007 leases will expire as of December 31, 2010. The equipment had a cost of $582,000, accumulated depreciation of $578,000 and a net book value of $4,000 at September 30, 2010.  The accumulated depreciation and net book value as of December 31, 2009, was $524,000 and $58,000, respectively.   The second lease originating in March 2010 has a cost of $215,000, accumulated depreciation of $12,000 and a net book value of $203,000 at September 30, 2010.  Of the $25,000 minimum lease payment remaining in 2010, the interest portion is $6,200.

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

SMS and SMSI provided 99% of the Company's domestic merchandising specialists field force for both the nine months ended September 30, 2010 and 2009, and they also provided 92% and 84% of the Company's domestic field management for the nine months ended September 30, 2010 and 2009, respectively, at a total cost to the Company of approximately $14.8 million and $10.4 million for the nine months ended September 30, 2010, and 2009, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended on September 24, 2008 (the "Field Services Agreement"), SMS provides merchandising services to the Company through the use of approximately 3,400 of its field force of merchandising specialists.  Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 54 full-time national, regional and district managers to the Company. For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the "Plus Compensation").  SMS and the Company agreed to provide a temporary price concession by lowering the Plus Compensation rate by one percentage point, from 4% to 3%, effective January 1, 2009, continuing through December 31, 2009, at which time the Plus Compensation rate was re-instated to 4%. The total Plus Compensation (4% of the costs of SMS and SMSI for 2010 and 3% for 2009) earned by SMS and SMSI for services rendered was approximately $566,000 and $296,000 for the nine months ended September 30, 2010, and 2009, respectively.

The Company has continued to purchase those services because it believes the terms it receives from them are at least as favorable to the Company than it could obtain from non-affiliated providers of similar services.  Annually the Company engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates.  The most recent such survey completed in late 2009 indicated that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services.  For the nine months ended September 30, 2010 and 2009, the Company's cost of revenue would have increased by approximately $447,000 and $327,000 respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee.

The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

In an effort to further reduce costs and improve efficiencies, on January 1, 2010, the Company began performing its own programming services through its centralized data processing facility located in Auburn Hills,

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Michigan, using its own employees and contractors worldwide, and ceased utilizing the programming services of SIT.  The Company hired the majority of the employees and contractors who previously worked for SIT with SIT's cooperation.  In 2009, SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of $446,000 for the nine months ended September 30, 2009. SIT provided approximately 17,000 hours of Internet computer programming services to the Company for the nine months ended September 30, 2009. The average hourly billing rate was $26.44 for the nine months ended September 30, 2009. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the nine months ended September 30, 2009. However, since SIT is a "Subchapter S" corporation and is owned by Messrs. Brown and Bartels, all income of SIT is allocated to them.

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

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Services provided by affiliates:
Merchandising services (SMS)	$4,250	$2,736	$11,731	$7,954

Field management services (SMSI)	$1,020	$770	$3,075	$2,406

Handheld computer leases (SMS)	$33	$33	$99	$99

Internet and software program consulting services (SIT)	$–	$144	$–	$446

Total services provided by affiliates:	$5,303	$3,683	$14,905	$10,905

	September 30,	December 31,
	2010	2009

Total accrued expenses due to affiliates	$1,771	$1,436

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

On August 6, 2009, the Board of Directors and its Audit Committee approved, the purchase of 51% ownership in S.C. SPAR City S.R.L., a Romanian marketing services company, from SPAR InfoTech, Inc., an affiliated company ("SIT"), for a cost of $61,876, which was the fair market value of SIT's interest in the company as of June 30, 2009.  The purchase by the Company of SIT's 51% ownership in such new Romanian subsidiary was effective as of July 1, 2009, for purposes of the consolidation of the new Romanian subsidiary into the Company's financial statements.

In December of 2009, wholly-owned affiliates of Robert G. Brown and William H. Bartels, agreed with the Company to assume the defense and costs of litigation and arbitration with Stimulys, LLC, in return for the Company's assignment to them of the net proceeds (gross proceeds less any offsetting damage amounts awarded to Stimulys, LLC) recovered in any such proceedings.  While the Company remained liable for any damages awarded against it in excess of such net proceeds, this liability was eventually released in 2010 when the parties reached an agreement and the matter was closed.  Those affiliates reimbursed the Company for approximately $95,000 in respect of the expenses of such litigation for the year ended December 31, 2009 and an additional $221,000 in expenses were reimbursed to the Company for the nine months ended September 30, 2010.  This arrangement was approved by SGRP's Audit Committee.

The Company, SMS and SMSI participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them. All transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

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

Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled $83,000 and $120,000 for the nine months ended September 30, 2010 and 2009, respectively. Compensation expense related to non-employee stock option grants awarded to the employees of the Company's affiliates was $66,000 and $27,000 for the nine months ended September 30, 2010 and 2009, respectively.  The unamortized expense as of September 30, 2010, was approximately $238,000 and $203,000 for employee and non-employee outstanding stock option grants, respectively.  The impact of the total share-based compensation expense on basic/diluted earnings per share was $0.01 for both the nine months ended September 30, 2010 and 2009.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

8.           Customer Deposits

Customer deposits at September 30, 2010, were $402,000 ($91,000 from domestic operations and $311,000 from international operations) compared to $477,000 at December 31, 2009 ($9,000 from domestic operations and $468,000 from international operations), in each case based on the applicable exchange rates on the applicable dates.

9.           Commitments and Contingencies

International Commitments

Certain of the Company's international subsidiaries are profitable, while others are operating at a loss. In the event certain subsidiaries have continued losses, the Company may be required (by contract or to preserve its investment) to make additional cash infusions into those subsidiaries.

Legal Matters

Longstanding litigation with Safeway Inc. ("Safeway") concluded on August 2, 2010.

On October 24, 2001, Safeway filed a complaint against PIA Merchandising Co., Inc. ("PIA Co."), a wholly-owned subsidiary of SPAR Group, Inc. ("SGRP"), Pivotal Sales Company ("Pivotal"), a wholly-owned subsidiary of PIA Co., and SGRP in Alameda County (California) Superior Court, case no. 2001028498.  Safeway’s claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway, including causes of action for breach of contract and interference with economic relationships. The case proceeded to trial by jury.  On May 26, 2006, the jury returned a verdict that awarded certain damages on different claims to PIA Co. and Pivotal and awarded certain damages to Safeway, resulting in a net award of $1,307,700 to Pivotal. Judgment was entered in favor of Pivotal and against Safeway on August 14, 2006, for $1,307,700 plus accrued interest. A subsequent order awarded Pivotal certain court costs totaling $33,725.

Thereafter, both sides filed appeals. On May 27, 2010, the California Court of Appeal issued a decision affirming the judgment in full. All appellate proceedings concluded on July 28, 2010.  On August 2, 2010, Safeway tendered, and the Company accepted, payment of $1,888,000 (including interest) in full payment of the judgment.

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

10.           Purchase of Interest in Subsidiaries

In March 2010, the Company through its 100% owned subsidiary SPAR China Co., Ltd. ("SCC"), entered into an agreement with Shanghai Wedone Marketing Consulting Co., Ltd. ("Wedone") to establish a joint venture in accordance with the laws of the People's Republic of China.  On July 26, 2010 the company announced the structure of the new joint venture in China.  The joint venture is owned 51% by SCC and 49% by Wedone.  The new company became operational on August 1, 2010.

In September 2010, the Company entered into a Share Purchase Agreement with Solutions Integrated Marketing Services Private Ltd. to purchase their entire 49% ownership in the Company’s India subsidiary.  The transaction was completed on September 27, 2010. The day to day operations of the India subsidiary continues under the current local management.  The Company is currently exploring options to divest some if not all of the

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

49% acquired ownership to the current local management or other potential investors that the Company believes can improve its operations in the India market.

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

In return for the purchase of the business, at closing the Company compensated the Seller through (1) a cash payment of 500,000 Canadian dollars ("CAD"), (2) issued a CAD 75,000 interest bearing promissory note payable over an 18 month period, (3) placed $50,000 in escrow for a 12 month period and (4) assumed CAD 446,000 of liabilities.

The Company is currently in the process of determining the fair value and allocation for the assets acquired and liabilities assumed and is expected to have the valuation by year end.  The acquisition was estimated and recorded as follows (in US dollars):

Accounts Receivable	$644,000
Equipment	2,000
Intangibles	411,000
$1,057,000

Intangible assets on the balance sheet consist of goodwill from prior period acquisitions of $798,000 and $411,000 of intangible assets from the acquisition of the assets of Wings and Ink currently under valuation.

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

12.           Geographic Data

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division, uses those divisions to improve its operational and strategic focuses, and tracks and reports certain financial information separately for each of those divisions, as described above. (See Note 2 - Business and Organization, above).  The Company measures the performance of its Domestic and International divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.  Set forth below are summaries (in thousands) of the Company's net revenues from its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and from its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain International subsidiaries as a percent of consolidated net revenue, operating income (loss) and long lived assets by geographic area for the nine months ended September 30, 2010, and 2009, respectively, and at September 30, 2010, and December 31, 2009, respectively:

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
United States	$9,044	$6,518	$26,503	$18,921
International	6,630	8,190	17,912	24,437
Total net revenues	$15,674	$14,708	$44,415	$43,358

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Net revenues International :		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Canada	$2,059	13.1%	$752	5.1%	$4,748	10.7%	$3,680	8.5%
Australia	1,788	11.4	2,008	13.6	4,918	11.0	4,346	10.0
Japan	1,143	7.3	3,350	22.8	2,988	6.7	9,133	21.1
All Others	1,640	10.5	2,080	14.2	5,258	11.9	7,278	16.8
Total international revenue	$6,630	42.3%	$8,190	55.7%	$17,912	40.3%	$24,437	56.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating income (loss):
United States	$515	$188	$1.640	$262
International	(150)	131	(460)	(62)
Total operating income	$365	$319	$1,180	$200

	September 30, 2010	December 31, 2009
Long lived assets:
United States	$2,242	$4,001
International	799	278
Total long lived assets	$3,041	$4,279

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

13.           Supplemental Balance Sheet Information (in thousands)

	September 30, 2010	December 31, 2009
Accounts receivable, net, consists of the following:

Trade	$8,954	$7,250
Unbilled	3,869	2,953
Non-trade	567	345
	13,390	10,548
Less allowance for doubtful accounts	(409)	(317)
Accounts receivable, net	$12,981	$10,231

	September 30, 2010	December 31, 2009
Property and equipment, net, consists of the following:

Equipment	$7,906	$7,669
Furniture and fixtures	549	558
Leasehold improvements	250	245
Capitalized software development costs	3,410	2,886
	12,115	11,358
Less accumulated depreciation and amortization	10,527	9,808
Property and equipment, net	$1,588	$1,550

	September 30, 2010	December 31, 2009
Accrued expenses and other current liabilities consist of the following:

Accrued accounting and legal expense	182	201
Accrued salaries payable	1,227	696
Other	884	1,329
Accrued expenses and other current liabilities	$2,293	$2,226

14.           Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2010 and 2009, these exposures are primarily concentrated in the Canadian Dollar, Australian Dollar and Japanese Yen. International revenues for the nine months ended September 30, 2010 and 2009 were $17.9 million and $24.4 million, respectively. The international division reported a net loss of approximately $558,000 and $377,000 for the nine months ended September 30, 2010 and 2009, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $5.7 million and total liabilities were $5.5 million, in each case based on exchange rates at September 30, 2010.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

15.           Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit and other debt, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At September 30, 2010, the Company's outstanding lines of credit and other debt totaled approximately $5.5 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.75%	$4,455
International	3.5% -14.0%	1,080
		$5,535

(1)	Based on interest rate at September 30, 2010.
(2)	Based on exchange rate at September 30, 2010.

Based on the 2010 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2010, by approximately $33,000.

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

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements.  Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.  The Company's tax reserves at September 30, 2010 and December 31, 2009 totaled $134,000 and $119,000, respectively, for potential domestic state tax and federal tax liabilities.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. state and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2005 through the present. However,

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

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

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2010 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act", and together with the Securities Act, the "Securities Laws"), including, in particular and without limitation, the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability in this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources".  Such forward looking statements also are included in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2010, and supplemented and modified by SGRP's amendments on Form 10-K/A as filed with the SEC on April 30, 2010 and on October 8, 2010 (as amended, SGRP’s "Annual Report"), including, in particular and without limitation, the discussions and statements contained under the headings (among others) "Business" and "Risk Factors". Forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual achievements, business, performance, prospects and results, whether expressed or implied by such forward-looking statements, to fail to occur or be realized or to be less than expected. Such forward-looking statements generally are based upon the Company's plans, intentions and best estimates of the Company's current operations and accounts, assets, business, cash flow, credit, expenses, financial condition, growth, income, liabilities, operations, prospects, reputation, taxation or other results or condition (collectively, the Company's "Condition and Results"). Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or the negative of those words.

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

Historically, retailers staffed their stores as needed to provide these services to ensure, that manufacturers inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics and product placement were properly merchandised. However retailers, in an effort to improve their margins, decreased their own store personnel and increased their reliance on manufacturers to perform such services. Initially, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. Additionally, retailers also used their own employees to merchandise their stores to satisfy their own merchandising needs. However, both the manufacturers and the retailers discovered that using their own sales representatives and employees for this purpose was expensive and inefficient.

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

Domestic and International Geographic Divisions:

In order to cultivate foreign markets and expand SPAR Group Inc.'s  merchandising and marketing services business outside of the United States, modify the necessary systems and implement its business model worldwide, and insure a consistent approach to its merchandising and marketing efforts worldwide, the Company has divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Merchandising Services Division, and International (i.e., all locations outside the United States), which are the sales territories for its International Merchandising Services Division (See Note 12 – Geographic Data).  To that end, the Company also (1) provides and requires all of its locations to use its Internet based operating, scheduling and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with its financial reporting and disclosure controls and procedures, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's International subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide..

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

Primary Territory (+ additional Territory)	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York, United States of America
Japan	May 2001	100%	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
Turkey	July 2003	51%*	Istanbul, Turkey
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	100%**	New Delhi, India
China	February 2005	51%	Shanghai, China
Lithuania	September 2005	51%*	Siauliai, Lithuania
Australia (+ New Zealand)	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%	Bucharest, Romania

*           Currently inactive and exploring a change in market focuses.
**         As of September 27, 2010, the company now owns 100% of this subsidiary.

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

Another key to the Company's international strategy is its policy of seeking a material investor in a new subsidiary in an international location who is an experienced person or company in the local country who is not otherwise affiliated with SPAR Group (each a "Local Owner").  The Company generally seeks to own at least 51% of a foreign subsidiary.  Currently, Canada, India and Japan are the only international subsidiaries wholly-owned by SPAR Group at the present time.  The Company is actively seeking another Local Owner in India and Japan.  A Local Owner provides equity, credit support and certain services to each international subsidiary not wholly owned by the Company, as well as the useful local attention, perspective and relationships of an equity owner with a strong financial stake in such subsidiary's success.   The Company provides executive management and support to each foreign subsidiary as well its operational backbone (and procedures and controls) through its proprietary Internet-based logistical, communications, reporting and accounting programs.  (See Item 1A in SGRP's Annual Report, Risks of Having Material Local Investors in International Subsidiaries.)

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both our domestic and international divisions and tracks and reports certain financial information separately for each of those divisions, as described above.  The Company measures the performance of its Domestic and International divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding the Company's two geographic divisions, which includes their net revenues and operating income (loss) for each of the nine months

SPAR Group, Inc. and Subsidiaries

ended September 30, 2010, and September 30, 2009, and long-lived assets at September 30, 2010, and September 30, 2009, are provided in Note 12 - Geographic Data, above.

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

In return for the purchase of such assets, at closing SWI compensated the Seller through (1) the assumption of the specified liabilities, (2) a cash payment of 500,000 Canadian Dollars (“CAD”), (3) the issuance of a CAD 75,000 interest bearing promissory note to the Seller, payable over an 18 month period, and (4) the placement of $50,000 in escrow for a 12 month period.

SWI also agreed to pay an earn out to the principals of the Seller based on SWI achieving certain revenue and gross profit margin levels from the acquired business for each of the two 12 month periods following the closing if they exceed certain agreed upon base levels.  If achieved, the principals will be paid one third of the excess gross profit dollars for the applicable 12 month period.

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2010, to the Company's critical accounting policies as reported in SGRP’s Annual Report.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended September 30, 2010, compared to three months ended September 30, 2009

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2010		2009		Increase/
	$	%	$	%	(decrease)
Net revenues	$15,674	100.0%	$14,708	100.0%	6.6%
Cost of revenues	10,730	68.5	10,373	70.5	3.4
Selling, general & administrative expense	4,350	27.8	3,745	25.5	16.1
Depreciation and amortization	229	1.5	271	1.8	(15.6)
Interest expense	36	0.2	49	0.3	(27.0)
Other income	(77)	(0.6)	(101)	(0.7)	(24.1)
Income before income taxes	406	2.6	371	2.6	9.7
Provision for income taxes	40	0.3	24	0.1	66.8
Net income before non-controlling interest	366	2.3	347	2.5	5.5
Net loss attributable to non-controlling interest	41	(0.3)	190	(1.3)	(78.7)
Net income attributable to Spar Group, Inc.	$325	2.0%	$157	1.2%	106.4%

Net Revenues

Net revenues for the three months ended September 30, 2010, were $15.7 million, compared to $14.7 million for the three months ended September 30, 2009, an increase of $1.0 million or 6.6%.

Domestic net revenues totaled $9.1 million in the three months ended September 30, 2010, compared to $6.51 million for the same period in 2009.  The 39% increase in domestic revenue was a result of continued organic growth (+48%) in the Company’s core businesses and 52% growth attributed to the acquisition of National Marketing Services (“NMS”) in store and in home furniture and other product assembly business in December 2009.

International net revenues totaled $6.6 million for the three months ended September 30, 2010, compared to $8.2 million for the same period in 2009.  The 19% decrease in 2010 International net revenues as compared to 2009 was due to the loss of some marginally profitable business that resulted in a decrease in revenue of $2.2 millions in Japan.  This shortfall was partially offset by revenue generated from the business acquired from Wings & Ink in Canada.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 68.5% of net revenues for the three months ended September 30, 2010 and 70.5% for the three months ended September 30, 2009.

Domestic cost of revenues was 66.4% of net revenues for the three months ended September 30, 2010, and 66.9% of net revenues for the three months ended September 30, 2009.  Approximately 89% and 80% of the Company's domestic cost of revenues in the three months ended September 30, 2010 and 2009, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 - Related-Party Transactions, above).

Internationally, the cost of revenues decreased to 71.2% of net revenues for the three months ended September 30, 2010, compared to 73.4% of net revenues for the three months ended September 30, 2009. The cost

SPAR Group, Inc. and Subsidiaries

of revenue percentage decrease of 2.2 percentage points was primarily due to a profitable mix of product services in the key markets of Japan, China, India, and Australia, partially offset by client support spending in the Canadian market to improve market share.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. Selling, general and administrative expenses were approximately $4.4 million and $3.7 million for the three months ended September 30, 2010 and 2009.

Domestic selling, general and administrative expenses totaled $2.4 million for the three months ended September 30, 2010, compared to $1.7 million for the same period in 2009. The increase in domestic selling, general and administrative expenses of approximately $700,000 was primarily due to the incremental spending required to support the business acquired from National Marketing Services.

International selling, general and administrative expenses remained consistent at $2.0 million for the three months ended September 30, 2010, and September 30, 2009. The selling, general and administrative expense was down in Japan, consistent with the revenue decrease.  This reduction was offset by incremental cost related to the Wings and Ink business in Canada and incremental spending in China.

Depreciation and Amortization

Depreciation and amortization charges for the three months ended September 30, 2010, totaled $229,000 and $271,000 for the same period in 2009.  The lower expense was due to the expiration of capital leases and lower capital expenditure requirements in recent years.

Interest Expense

Interest expense decreased 27% to $36,000 from $49,000 for the three months ended September 30, 2010 and 2009, respectively.  The decrease was primarily due to lower borrowing levels and reduced rates in 2010.

Other Income

Other income totaled $77,000 compared with other income of $101,000 for the three months ended September 30, 2010 and 2009, respectively.

Income Taxes

The income tax provision for the three months ended September 30, 2010 was $40,000, attributable primarily to domestic state taxes of $15,000, Alternative Minimum Federal Tax liability of $15,000 and international tax expense $10,000 estimated for the third quarter of 2010.

Non-controlling Interest

Non-controlling interest of approximately $41,000 and $190,000 resulted from the net operating profits of the Company's 51% owned subsidiaries for the three months ended September 30, 2010 and 2009, respectively.

Net Income attributable to SPAR Group, Inc.

The Company reported a net income of $325,000 for the three months ended September 30, 2010, or $0.02 per share, compared to a net income of $157,000, or $0.01 per share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Nine months ended September 30, 2010, compared to nine months ended September 30, 2009

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2010		2009		Increase/
	$	%	$	%	(decrease)
Net revenues	$44,415	100.0%	$43,358	100.0%	2.4%
Cost of revenues	29,990	67.5	30,757	70.9	(2.5)
Selling, general & administrative expense	12,520	28.2	11,601	26.7	7.9
Depreciation and amortization	725	1.6	800	1.8	(9.4)
Interest expense	138	0.3	155	0.4	(11.4)
Other expense (income)	15	0.1	(542)	(1.2)	(102.7)
Income before income taxes	1,027	2.3	587	1.4	75.1
Provision for income taxes	74	0.2	246	0.6	(69.7)
Net income before non-controlling interest	953	2.1	341	0.8	178.6
Net (income) loss attributable to non-controlling interest	(20)	0.1	143	(0.3)	(114.3)
Net income attributable to Spar Group, Inc.	$973	2.2%	$198	0.5%	(390.3)%

Net Revenues

Net revenues for the nine months ended September 30, 2010, were $44.4 million, compared to $43.4 million for the nine months ended September 30, 2009, an increase of $1.0 million or 2.4%.

Domestic net revenues totaled $26.5 million in the nine months ended September 30, 2010, compared to $18.9 million for the same period in 2009. Domestic net revenues increased by $7.6 million or 40%.  The increase was partially a result of an increase in organic growth in its existing business of 39% and expansion in the Company’s core businesses along with the full integration of the NMS acquisition accounting for 61% of the growth year over the prior period.

International net revenues totaled $17.9 million for the nine months ended September 30, 2010, compared to $24.5 million for the same period in 2009, a decrease of $6.6 million or 26.7%.  The primary reasons for the decrease in 2010 international net revenues as compared to 2009 was the loss of marginally profitable sales promotion business in Japan, the loss of a key client in India, partially offset by increased revenue from the business acquired in Canada from Wings & Ink.

Cost of Revenues

Cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 67.5% of net revenues for the nine months ended September 30, 2010 and 70.9% for the nine months ended September 30, 2009.

Domestic cost of revenues was 65.3% of net revenues for the nine months ended September 30, 2010, and 64.9% of net revenues for the nine months ended September 30, 2009. The increase in cost of revenues as a percentage of net revenues was less than 1% due primarily to the mix of project work.  Approximately 87% and 84% of the Company's domestic cost of revenues in the nine months ended September 30, 2010 and 2009, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 - Related-Party Transactions).

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues decreased to 70.8% of net revenues for the nine months ended September 30, 2010, compared to 75.6% of net revenues for the nine months ended September 30, 2009. The cost of revenue percentage decrease of 4.8 percentage points was primarily due to a profitable mix of product services in all International markets except Canada and South Africa, with Japan, China, and Australia posting the most significant improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include corporate overhead, project management, information technology, executive compensation, human resources, and legal and accounting expenses. Selling, general and administrative expenses were approximately $12.5 million and $11.6 million for the nine months ended September 30, 2010 and 2009.

Domestic selling, general and administrative expenses totaled $6.9 million for the nine months ended September 30, 2010, compared to $5.6 million for the same period in 2009. The increase in domestic selling, general and administrative expenses of approximately $1.3 million was primarily due to the incremental spending required to support the acquisition of National Marketing Services.

International selling, general and administrative expenses totaled $5.6 million for the nine months ended September 30, 2010, compared to $6.0 million for the same period in 2009. The decrease of approximately $400,000 in international selling, general and administrative expenses was primarily due to expense reductions in Japan of $920,000 primarily driven by lower salary and other employee related expenses as a result of ownership change.  This favorability was partially offset by increased expenses in the Canadian market attributed to the Wings and Ink acquisition.

Depreciation and Amortization

Depreciation and amortization charges for the nine months ended September 30, 2010, totaled $725,000 and $800,000 for the same period in 2009.

Interest Expense

Interest expense decreased slightly to $138,000 from $155,000 for the nine months ended September 30, 2010 and 2009, respectively.

Other Expense (Income)

Other expense totaled $15,000 compared with other income of $542,000 for the nine months ended September 30, 2010 and 2009, respectively.  The 2009 income resulted from a third party settlement and a credit from prior legal expenses.

Income Taxes

The income tax provision for the nine months ended September 30, 2010 was $74,000 resulting primarily from domestic Alternative Minimum Tax, state and international tax expense of $15,000, $45,000 and $14,000, respectively. Income tax provision for the nine months ended September 30, 2009, was $246,000 resulting primarily from tax provisions related to international profits.

Non-controlling Interest

Non-controlling interest of approximately $20,000 and ($143,000) resulted from the net operating losses and profits of the Company's 51% owned subsidiaries for the nine months ended September 30, 2010 and 2009, respectively.

SPAR Group, Inc. and Subsidiaries

Net Income attributable to SPAR Group, Inc.

The Company reported a net income of $973,000 for the nine months ended September 30, 2010, or $0.05 per share, compared to a net income of $198,000, or $0.01 per share, for the corresponding period last year.

Liquidity and Capital Resources

In the nine months ended September 30, 2010, the Company had net income of $953,000.

Net cash used in operating activities was $230,000 for the nine months ended September 30, 2010 and net cash provided by operating activities for the nine months ended September 30, 2009, was $2.0 million.  The cash used in operating activities for the nine months ended September 30, 2010 was primarily a result of increased accounts receivable and decreased accounts payable partially offset by net income, depreciation, and increased liabilities due to affiliates.

Net cash used in investing activities for the nine months ended September 30, 2010, and September 30, 2009, was approximately $1.2 million and $602,000, respectively. The net cash used in investing activities for the nine months ended September 30, 2010 was primarily due to the acquisition of Wings and Ink and additions to fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2010 was approximately $581,000 compared to net cash used in financing activities for the nine months ended September 30, 2009 of approximately $1.1 million.  Net cash provided by financing activities for the nine months ended September 30, 2010 was primarily due to borrowings on lines of credit and short term debt.

The above activity resulted in a decrease in cash and cash equivalents for the nine months ended September 30, 2010, of $802,000.

At September 30, 2010, the Company had working capital of $2.7 million, as compared to working capital of $252,000 at December 31, 2009. The Company's current ratio was 1.2 to 1.0 at September 30, 2010 and 1.0 to 1.0 at December 31, 2009.  The increase in working capital was primarily due to increased accounts receivable and decreased accounts payable.

Prior Domestic Credit Facility:

In January 2003, the Company (other than SGRP's foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation ("Webster"), entered into the Third Amended and Restated Revolving Credit and Security Agreement and related documents (collectively, as amended, the "Webster Credit Facility"). The Webster Credit Facility provided for a $5.0 million revolving line of credit, which was scheduled to mature on September 15, 2010. The Webster Credit Facility was secured by all of the assets of the Company's domestic subsidiaries. The Webster Credit Facility also limited certain expenditures, including, but not limited to, capital expenditures and other investments, and required that the Company satisfy certain financial and other covenants.  This Webster Credit Facility was replaced on July 6, 2010, with the new Sterling Credit Facility noted below.  For an expanded description of the Webster Credit Facility, please see Note 4 (“Lines of Credit and Other Debt”) to the Company’s Quarterly Report on form 10-Q for the periods ended June 30, 2010, as filed with the SEC on August 11, 2010 (which description is hereby incorporated into this Quarterly Report by reference).

New Domestic Credit Facility:

SGRP and certain of its domestic direct and indirect subsidiaries, namely SPAR Incentive Marketing, Inc., PIA Merchandising Co., Inc., Pivotal Sales Company, National Assembly Services, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc. and SPAR, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the “Borrowers”), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with

SPAR Group, Inc. and Subsidiaries

Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern their new credit facility with the Lenders (the "Sterling Credit Facility").   The Sterling Credit Facility replaced the Webster Credit Facility on July 6, 2010, and the first advance under such new facility was used to fully repay and terminate the Webster Credit Facility and its documents and liens.

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

The domestic revolving loan balance outstanding under the Sterling Credit Facility was approximately $4.5 million at September 30, 2010, and the revolving loan balances outstanding under the Webster Credit Facility was approximately $ 4.0 million at December 31, 2009.  As of September 30, 2010, the Company had unused availability under the Sterling Credit Facility of $1.3 million out of the remaining maximum $2.0 million unused revolving line of credit.

The basic interest rate under the Sterling Credit Facility is equal to the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time (as determined by the Agent) plus one and one-half  (1.50%) percent per annum, which automatically changes with each change in such rate.

The actual average interest rate was 4.75% per annum under the Sterling Credit Facility for the three months ended September 30, 2010, and 5.0% per annum under the Webster Credit Facility for the six months ended June 30, 2010. The Sterling Credit Facility is secured by substantially all of the assets of the Company (other than SGRP's foreign subsidiaries and their assets). Because of the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility is classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures, acquisitions and other investments.  These financial covenants are measured as of December 31, 2010 and each year thereafter.  The Company expects to be in compliance with these covenants at that date.  However, there can be no assurance that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurance that the Lenders will issue waivers for any future violations.

International Credit Facilities and Other Debt:

The Australian subsidiary, SPARFACTS Australia Pty. Ltd., has a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for AUD 2.0 million, or approximately $1.9 million (based upon the exchange rate at September 30, 2010). At September 30, 2010, SPARFACTS Australia Pty. Ltd. had AUD 252,000 or $245,000 outstanding under the line of credit and at December 31, 2009, SPARFACTS Australia Pty. Ltd. had AUD 510,000, or approximately $456,000, outstanding under the line of credit (based upon the exchange rate at those dates). The average interest rate was 9.9% per annum for the nine months ended September 30, 2010.

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of CAD 750,000 or approximately $729,000 (based upon the exchange rate at September 30, 2010). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less

SPAR Group, Inc. and Subsidiaries

certain deductions) and a minimum total debt to tangible net worth covenant.    The outstanding balance under the line of credit agreement was CAD 353,000 or $343,000 and CAD 395,000 or $376,000 at September 30, 2010 and December 31, 2009, respectively (based upon the exchange rate at that date).  The average interest rate was 3.5% per annum for the nine months ended September 30, 2010.

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc., for a maximum loan totaling $1.0 million, at which time the Company received its first advance of $500,000 and used that advance for the acquisition of certain assets of Wings and Ink, a Canadian company, that closed on April 1, 2010.  The $500,000 loan is recorded as a current liability on the Company’s balance sheet under Lines of credit and other debt.  At this time the Company does not have plans to draw down on the remaining $500,000 available under this agreement.

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of September 30, 2010 (in thousands):

	Period in which payments are due
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$5,535	$5,535	–	–	–
Capital Lease Obligations	204	20	$184	–	–
Operating Lease Obligations	2,212	775	1,376	$61	–
Total	$7,951	$6,330	$1,560	$61	–

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

SPAR Group, Inc. and Subsidiaries

of the asset or liability and their expected realization or payment. The Company monitors the risks associated with asset and liability positions, as well as interest rates. The Company's investment policy objectives require the preservation and safety of the principal, and the maximization of the return on investment based upon its safety and liquidity objectives.

The Company is exposed to market risk related to the variable interest rate on its lines of credit and other debt, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At September 30, 2010, the Company's outstanding lines of credit and other debt totaled approximately $5.5 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.75%	$4,455
International	3.5% -14.0%	1,080
		$5,535

(1)	Based on interest rate at September 30, 2010.
(2)	Based on exchange rate at September 30, 2010.

Based on the 2010 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2010, by approximately $33,000.

The Company has foreign currency exposure with its international subsidiaries. In both 2010 and 2009, these exposures are primarily concentrated in the Canadian Dollar, Australian Dollar and Japanese Yen. International revenues for the nine months ended September 30, 2010 and 2009 were $17.9 million and $24.4 million, respectively. The international division reported a net loss of approximately $558,000 and $377,000 for the nine months ended September  30, 2010 and 2009, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $5.7 million and total liabilities were $5.5 million based on exchange rates at September 30, 2010.

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

Management has evaluated the effectiveness of our internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were not effective as of December 31, 2009, due to the following material weakness:

The Company was not able to ensure timely receipt of the auditor's report respecting the Company's subsidiary in India, SPAR Solutions India Private Limited, in order to allow completion of its consolidated reporting for the year ended December 31, 2009, which ultimately led to an extension request and then the filing of the Annual Report on April 15, 2010, in a manner that was not complete with regard to the reporting of the results of that foreign subsidiary.  The unqualified auditor’s report for the Company’s India subsidiary was thereafter received and filed in SGRP’s Amendment No. 2 to its Annual Report on Form 10-K/A as filed with the SEC on October 8, 2010, together with a revised unqualified opinion from the Company’s Principal Independent Auditor that removed its previous qualification respecting the late Indian audit.

SPAR Group, Inc. and Subsidiaries

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

Remediation and Changes in Control Over Financial Reporting

Management believes that the aforementioned material weakness has been corrected by the improvements the Company has already undertaken respecting its Indian Subsidiary, including (among other things) improvements to the period end closing and reporting procedures related to accumulation and local certification of annual financial results and disclosures.  Management is actively reviewing its other existing procedures to determine whether additional changes may be necessary to ensure correct and timely future reporting.

The Company has internally documented and tested its internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the Company believes it is in compliance.

Except for the corrective steps noted above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the nine months covered by this report or from the end of the reporting period to the date of this Form 10-Q.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

Longstanding litigation with Safeway Inc. ("Safeway") concluded on August 2, 2010.

On October 24, 2001, Safeway filed a complaint against PIA Merchandising Co., Inc. ("PIA Co."), a wholly-owned subsidiary of SPAR Group, Inc. ("SGRP"), Pivotal Sales Company ("Pivotal"), a wholly-owned subsidiary of PIA Co., and SGRP in Alameda County (California) Superior Court, case no. 2001028498.  Safeway’s claims, as subsequently amended, alleged causes of action for breach of contract and breach of implied contract. PIA Co. and Pivotal filed cross-claims against Safeway, including causes of action for breach of contract and interference with economic relationships. The case proceeded to trial by jury.  On May 26, 2006, the jury returned a verdict that awarded certain damages on different claims to PIA Co. and Pivotal and awarded certain damages to Safeway, resulting in a net award of $1,307,700 to Pivotal. Judgment was entered in favor of Pivotal and against Safeway on August 14, 2006, for $1,307,700 plus accrued interest. A subsequent order awarded Pivotal certain court costs totaling $33,725.

Thereafter, both sides filed appeals. On May 27, 2010, the California Court of Appeal issued a decision affirming the judgment in full. All appellate proceedings concluded on July 28, 2010.  On August 2, 2010, Safeway tendered, and the Company accepted, payment of $1,888,000 (including interest) in full payment of the judgment.

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of the Company's management, disposition of these other matters are not anticipated to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 1A.      Risk Factors

Existing Risk Factors

Except as previously reported (see the Company’s 8K filed with the SEC on September 9, 2010), there have been no material changes in the Company's risk factors since the Company's Annual Report.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a):

On September 13, 2010, SGRP issued and privately sold to Alliance Advisors, LLC (the "Purchaser"), 120,000 shares (collectively, the "New Shares") of the Common Stock, par value $0.01 per share, issued by SGRP ("SGRP Stock"), pursuant to an agreement dated August 15, 2009, in consideration of the payment of $0.01 per share in cash and the value of services rendered prior to issuance equal in the aggregate to the fair market value of the New Shares on August 15, 2009.  The market price for SGRP Stock on August 15, 2009, was approximately $0.55 per share, and after a reduction of $0.08 per share for the initially restricted nature of the purchase agreement and New Shares, the parties determined the fair market value of the New Shares on August 15, 2009, was $0.47 per share or $56,000 in the aggregate.  The net cash proceeds of such sale were used for general corporate purposes.  SGRP's Audit Committee and Board of Directors each reviewed and unanimously approved this transaction.  The offer and sale of such New Shares have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) the representations, acknowledgments and undertakings of the Purchaser and Section 4(2) of the Securities Act.

Item 2(b): Not applicable.
Item 2(c): Not applicable.

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

Date: November 12, 2010	SPAR Group, Inc., Registrant

	By:	/s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory