Form 10-K/A
period 2009-12-31
SPAR GROUP INC
filed 2010-11-19
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-K/A
(Amendment No. 3)

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

The number of shares of the Registrant’s Common Stock outstanding as of September 30, 2010 was 19,265,931 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Shareholders, presently scheduled to be held on May 27, 2010, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K/A

Explanatory Note

SPAR Group, Inc. ("SGRP" or the "Corporation"), and together with its subsidiaries, the "SPAR Group" or the "Company"), is filing this Amendment No. 3 on Form 10-K/A dated November 19, 2010 (this "Third Amendment"), to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the SEC on April 15, 2010, as amended by Amendment No. 1 to its Annual Report on Form 10-K/A filed with the SEC on April 30, 2010, and as amended by Amendment No. 2 to its Annual Report on Form 10-K/A filed with the SEC on October 8, 2010 (as amended thereby and hereby, SGRP’s "Annual Report"), in order to (among other things):

•	File the final unqualified auditor's report for the Company's subsidiary in India, SPAR Solutions India Private Limited;
•	File the revised unqualified final auditor's report for the Company from its Principal Independent Auditor;
•	Update the reporting weakness relating its Indian subsidiary and the corrective measures taken;
•	Add a financial statement table reporting its Consolidated Statements of Equity (adjusted to include “Non-Controlling Interest);
•	Report the final resolution of the comments raised by the SEC Staff in their review of this Annual Report.

This Third Amendment includes SGRP’s complete Annual Report for the fiscal year ended December 31, 2009, other than for Items 10-14 of Part III (which remain unchanged) as contained in Amendment No. 1 to its Annual Report on Form 10-K/A filed with the SEC on April 30, 2010 (“Amendment No. 1”).  Listed below are the specific and only sections of the Annual Report items that have been changed in this Amendment No. 3 from the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2010, as amended by Amendment No. 2 to its Annual Report on Form 10-K/A filed with the SEC on October 8, 2010 (the “Amended Annual Report”).  All other items, sections and subsections remain unchanged since such Amended Annual Report and Amendment No. 1 and have not been updated since the date(s) referenced therein.

•	PART I - Item 1. Business - Acquisitions
•	PART I - Item 1. Business - Domestic and International Geographic Divisions
•	PART I - Item 1A. Risk Factors - Risk of a Nasdaq Delisting
•	PART I - Item 1B. Unsolved Staff Comments
•	PART I - Item 3. Legal Proceeding
•	PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources
-	Liquidity and Capital Resources
-	Credit Facilities
-	Existing Domestic Credit Facility (“Webster Credit Facility”)(reporting period through July 5, 2010):
-	New Domestic Credit Facility (“Sterling Credit Facility”)(July 6, 2010, to present)
-	International Credit Facilities [Heading Added to Existing Text]
•	PART II – Item 9A.(T) Controls and Procedures
-	Management’s Report on Internal Control Over Financial Reporting
-	Management’s Evaluation of Disclosure Controls and Procedures
-	Remediation and Changes in Control Over Financial Reporting
•	PART IV – Item 15. Exhibits and Financial Statement Schedule
1.   Index to Financial Statements filed as part of this report
-	Reports of Independent Registered Public Accounting Firms
-	Rehmann Robson – F-1
-	Nagesh Behl & Co. – F-3
-	Consolidated Statements of Equity for the years ended December 31, 2009 and December 31, 2008 – F-7
-	Notes to Consolidated Financial Statements – F-9
Note # 1.	Business and Organization, International Merchandising services Division
Note # 4.	Lines of Credit
Note # 6.	Commitments and Contingencies, Legal Matters
Note # 11.	Geographic Data, New International Subsidiary organized
Note # 13.	Acquisition
Note # 14.	Subsequent Events
3.	Exhibits
21.1	List of subsidiaries
23.1	Consent of Rehmann Robson
23.2	Consent of Nagesh Behl & Co.

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

Primary Territory (+ additional Territory)	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York United States of America
Japan	May 2001	100%*	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
Turkey	July 2003	51%**	Istanbul, Turkey
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	100%***	New Delhi, India
China	February 2005	100%****	Hong Kong, China
Lithuania	September 2005	51%**	Siauliai, Lithuania
Australia (+ New Zealand)	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%*****	Bucharest, Romania

*	Temporarily 100% is owned by the Company which is currently negotiating with a local merchandising and services company to purchase 49% of this subsidiary

**	Currently inactive and exploring a change in market focus.

***	As of September 30, 2010, the Company now owns 100% of this subsidiary.

****
In March 2010, the Company signed a new Joint Venture agreement with a Local Partner to establish a new merchandising and marketing company in mainland China.  The new company was operational in August 2010.

*****	Currently the Company owns two subsidiaries in Romania. One Subsidiary is 100% owned and currently inactive. The second subsidiary, acquired in July 2009, is 51% owned and is active.

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

You should carefully review this management discussion and analysis together with the risk factors described above (See Item 1A – Risk Factors) and the other cautionary statements contained in this Annual Report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by such risk factors and other cautionary statements. Although the Company believes that its plans, goals, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, it cannot assure that such plans, goals, intentions or expectations will be achieved in whole or in part. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Credit Facilities:

Existing Domestic Credit Facility (“Webster Credit Facility”)(reporting period through July 5, 2010):

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

The Borrowers drew down initial advances under the Sterling Credit Facility of approximately $5.0 million, of which approximately $4.9 million was used to repay the existing Webster Credit Facility.  As of July 6, the Borrowers had unused availability under the Sterling Credit Facility of $800,000 out of the remaining maximum $1.5 million unused revolving line of credit..

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

Remediation and Changes in Control Over Financial Reporting

Management believes that the aforementioned material weakness will be corrected by the improvements the Company has already undertaken respecting its Indian Subsidiary, including (among other things) improvements to the period end closing and reporting procedures related to accumulation and reporting of annual financial results and disclosures.  Management is actively reviewing its other existing procedures to determine whether additional changes may be necessary to ensure correct and timely future reporting.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth quarter of its 2009 fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

Items 10 – 14 have remained unchanged as contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 30, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedule

1.      Index to Financial Statements filed as part of this report:

Reports of Independent Registered Public Accounting Firms
– Rehmann Robson	F-1
– Güreli Yeminli Mali Müsavirlik A.S.	F-2
– Nagesh Behl & Co.	F-3
– UAB " Rezultatas "	F-4
Consolidated Balance Sheets as of December 31, 2009, and December 31, 2008	F-5
Consolidated Statements of Operations for the years ended December 31, 2009, and December 31, 2008	F-6
Consolidated Statements of Equity for the years ended December 31, 2009, and December 31, 2008	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2009, and December 31, 2008	F-8
Notes to Consolidated Financial Statements	F-9

2.	Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts for the two years ended December 31, 2009	F-32

3.	Exhibits.

Exhibit Number	Description
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

3.2
Amended and Restated By-Laws of SPAR Group, Inc., adopted on May 18, 2004, as amended through August 5, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on August 10, 2010).

3.3
Amended and Restated Charter of the Audit Committee of the Board of Directors of SPAR Group, Inc., adopted on May 18, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 27, 2004).

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
10.7
Amended and Restated Change in Control Severance Agreement between William H. Bartels and SGRP, dated as of December 22, 2008 (incorporated by reference to SGRP’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.8
Amended and Restated Change in Control Severance Agreement between Gary S. Raymond and SGRP, dated as of December 30, 2008 (incorporated by reference to SGRP’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.9
Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SGRP, dated as of December 31, 2008 (incorporated by reference to SGRP’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.10
Amended and Restated Change in Control Severance Agreement between Patricia Franco and SGRP, dated as of December 31, 2008 (incorporated by reference to SGRP’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.11
Amended and Restated Change in Control Severance Agreement between James R. Segreto and SGRP, dated as of December 20, 2008 (incorporated by reference to SGRP’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

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

10.30
Joint Venture Agreement dated as of May 1, 2001, by and between Paltac Corporation and SGRP, respecting the Corporation's subsidiary in Japan (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.31
Agreement on Amendment dated as of August 1, 2004, by and between SGRP and SPAR FM Japan, Inc., respecting the Corporation's subsidiary in Japan (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

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

10.40
Third Amended and Restated Revolving Credit and Security Agreement dated as of January 24, 2003 (as amended, the "Webster Credit Agreement"), by and among Webster Business Credit Corporation, formerly known as Whitehall Business Credit Corporation ("Webster") with SGRP, SPAR Marketing Force, Inc., SPAR, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Incentive Marketing, Inc., SPAR Trademarks, Inc., SPAR Marketing, Inc. (DE), SPAR Marketing, Inc. (NV), SPAR Acquisition, Inc., SPAR Group International, Inc., SPAR Technology Group, Inc., SPAR/PIA Retail Services, Inc., Retail Resources, Inc., Pivotal Field Services Inc., PIA Merchandising Co., Inc., Pacific Indoor Display Co. and Pivotal Sales Company (as such borrower list may be amended from time to time, collectively, the "SPAR Borrowers"), (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.41
Consent, Joinder, Release and Amendment Agreement (Amendment No. 1) to the Webster Credit Agreement among the SPAR Webster Borrowers and Webster dated as of October 31, 2003 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 30, 2004.

10.42
Waiver and Amendment Letter (Amendment No. 2) to the Webster Credit Agreement among the SPAR Webster Borrowers and Webster dated as of January 1, 2004 (incorporated by reference to SGRP's Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, as filed with the SEC on June 28, 2004.

10.43
Waiver And Amendment No. 3 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of March 26, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 26, 2004).

10.44
Waiver And Amendment No. 4 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of May 17, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 26, 2004).

10.45
Waiver and Amendment No. 5 to Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of August 20, 2004 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 23, 2004).

10.46
Waiver and Amendment No. 6 to Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of November 15, 2004 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the SEC on November 17, 2004).

10.47
Waiver to the Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of March 31, 2005 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.48
Waiver to the Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of May 11, 2005, with respect to the fiscal quarter ended March 31, 2005 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the SEC on May 18, 2005).

10.49
Waiver to the Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of August 10, 2005, with respect to the fiscal quarter ended June 30, 2005 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 15, 2005).

10.50
Waiver to the Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of November 10, 2005, with respect to the fiscal quarter ended September 30, 2005 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005).

10.51
Amendment No. 7 to the Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of January 18, 2006 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2006).

10.52
Waiver And Amendment No. 8 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of March 28, 2007, with respect to the fiscal year ended December 31, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.53
Waiver And Amendment No. 9 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of May 18, 2007, with respect to the fiscal year ended December 31, 2006 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.54
Limited Guaranty of Robert G. Brown respecting certain obligations of the SPAR Webster Borrowers under the Webster Credit Agreement in favor of the Webster dated as of May 18, 2007 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.55
Limited Guaranty of William H. Bartels respecting certain obligations of the SPAR Webster Borrowers under the Webster Credit Agreement in favor of the Webster dated as of May 18, 2007 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.56
Waiver And Amendment No. 10 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of August 1, 2007, with respect to the fiscal quarter ended June 30, 2007 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, as filed with the SEC on August 20, 2007).

10.57
Waiver And Amendment No. 11 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of November 16, 2007, with respect to the fiscal year ended December 31, 2006 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 19, 2007).

10.58
Waiver And Amendment No. 12 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of February 12, 2008, with respect to the fiscal year ended December 31, 2007 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 31, 2008).

10.59
Waiver And Amendment No. 13 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of August 14, 2008, with respect to the fiscal quarter ended June 30, 2008 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 14, 2008).

10.60
Amendment No. 14 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of January 23, 2009 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.61
Amendment No. 15 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of March15, 2009 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.62
Amendment No. 16 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of March 15, 2010 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.63
Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Sterling Loan Agreement"), by and among SGRP, and certain of its direct and indirect subsidiaries, namely SPAR Incentive Marketing, Inc., PIA Merchandising Co., Inc., Pivotal Sales Company, National Assembly Services, Inc., SPAR/Burgoyne Retail Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc. and SPAR, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the "SPAR Sterling Borrowers"), and Sterling National Bank, as Agent (the "Sterling Agent"), and Sterling National Bank and Cornerstone Bank, as lenders (collectively, the "Sterling Lenders") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.64
Secured Revolving Loan Note in the original maximum principal amount of $5,000,000.00 issued by the SPAR Sterling Borrowers to Sterling National Bank pursuant to (and governed by) the Sterling Loan Agreement and dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.65
Secured Revolving Loan Note in the original maximum principal amount of $1,500,000.00 issued by the SPAR Sterling Borrowers to Cornerstone Bank pursuant to (and governed by) the Sterling Loan Agreement and dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.66
Limited Continuing Guaranty of the obligations of the SPAR Sterling Borrowers under the Sterling Loan Agreement from Robert G. Brown and William H. Bartels in favor of the Sterling Lenders dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.67
Confirmation of Credit Facilities Letter by Royal Bank of Canada in favor of SPAR Canada Company dated as of October 17, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.68
General Security Agreement by SPAR Canada Company in favor of Royal Bank of Canada dated as of October 20, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.69
Waiver Letter and Amendment by and between Royal Bank of Canada Company, dated as of March 31, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on March 31, 2008).

10.70
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

14.2
Statement of Policy Regarding Personal Securities Transaction in Company Stock and Non-Public Information, as amended and restated on May 1, 2004, and as further amended on August 5, 2010  (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on August 10, 2010).

21.1	List of Subsidiaries (as filed herewith).
23.1	Consent of Rehmann Robson (as filed herewith).
23.2	Consent of Güreli Yeminli Mali Müşavirlik A.Ş. (as filed herewith).
23.3	Consent of Nagesh Behl & Co. (as filed herewith).
23.4	Consent of UAB Rezultatas (as filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By:	/s/ Gary S. Raymond
Gary S. Raymond
Chief Executive Officer

Date: November 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Gary S. Raymond	Chief Executive Officer and Director
Gary S. Raymond
Date: November 19, 2010

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: November 19, 2010

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: November 19, 2010

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: November 19, 2010

/s/ Jerry B. Gilbert	Director
Jerry B. Gilbert
Date: November 19, 2010

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: November 19, 2010

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: November 19, 2010

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: November 19, 2010

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

In our opinion, based on our audits and the reports of the other auditors for 2009 and 2008, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the for  the years  then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule for those years, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

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

Primary Territory (+ additional Territory)	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York United States of America
Japan	May 2001	100%*	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
Turkey	July 2003	51%**	Istanbul, Turkey
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	100%***	New Delhi, India
China	February 2005	100%****	Hong Kong, China
Lithuania	September 2005	51%**	Siauliai, Lithuania
Australia (+ New Zealand)	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%*****	Bucharest, Romania

*	Temporarily 100% is owned by the Company which is currently negotiating with a local merchandising and services company to purchase 49% of this subsidiary.

**	Currently inactive and exploring a change in market focus.

***	As of September 30, 2010, the Company now owns 100% of this subsidiary.

****
In March 2010, the Company signed a new Joint Venture agreement with a Local Partner to establish a new merchandising and marketing company in mainland China.  The new company was operational in August 2010.

*****	Currently the Company owns two subsidiaries in Romania. One Subsidiary is 100% owned and currently inactive. The second subsidiary, acquired in July 2009, is 51% owned and is active.

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

4. Lines of Credit

Existing Domestic Credit Facility (“Webster Credit Facility”)(reporting period through July 5, 2010):

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

Effective September 27, 2010, the Company purchased the remaining 49% ownership in the Company’s subsidiary in India at a cost of $90,000.  The Company is actively pursuing alternative local partners to purchase a 49% ownership interest in India.

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