Form 10-K
period 2010-12-31
SPAR GROUP INC
filed 2011-03-15
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-27824
SPAR GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 White Plains Road, Suite 210, Tarrytown, New York	10591
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2010, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $3,700,000.

The number of shares of the Registrant’s Common Stock outstanding as of December 31, 2010, was 19,314,306 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Shareholders, presently scheduled to be held on May 27, 2011, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Statements contained in this Annual Report on Form 10-K (this “Annual Report”) of SPAR Group, Inc. (“SGRP”, and together with its subsidiaries, the “SPAR Group” or the “Company”), include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”, and together with the Securities Act, the “Securities Laws”), including (without limitation) the statements contained in the discussions under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.  You should carefully consider all such information and the other risks and cautions noted in this Annual Report and the Company's other filings under applicable Securities Laws (including this report, each a "SEC Report") that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions and best estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

Although the Company believes that its plans, intentions and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described below (See Item 1A – Risk Factors) and any other cautionary statements contained or incorporated by reference in this Annual Report.  All forward-looking and other statements attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other cautionary statements.

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements are based on the information currently available to it and speak only as of the date on the cover of December 31, 2010, or other referenced date or, in the case of forward-looking statements incorporated by reference, as of the date of the SEC Report that includes such statement. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other cautionary statements (in whole or in part), whether as a result of new information, future events or recognition or otherwise, except as and to the extent required by applicable law.

Item 1. Business

THE COMPANY'S BUSINESS GENERALLY

SPAR Group, Inc., (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store and other chains, and independent, convenience and electronics stores.  The Company also provides furniture and other product assembly services in stores, homes and offices.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company currently operates in 9 countries that encompass approximately 47% of the total world population through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia and New Zealand.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at the store level, and the Company may be engaged by either the retailer or the manufacturer.  Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories "on the shelf" in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, replenishing kiosks, providing in-store event staffing, and providing assembly services in stores, homes and offices.  Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, special seasonal or promotional merchandising, focused product support and product recalls.  The Company continues to seek to expand its merchandising, assembly and marketing services business throughout the world.

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

Historically, retailers staffed their stores as needed to provide these services to ensure, that manufacturers’ inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics and product placement were properly merchandised. However retailers, in an effort to improve their margins, decreased their own store personnel and increased their reliance on manufacturers to perform such services. Initially, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. Additionally, retailers also used their own employees to merchandise their stores to satisfy their own merchandising needs. However, both the manufacturers and the retailers discovered that using their own sales representatives and employees for this purpose was expensive and inefficient.

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

SPAR Group believes the current trend in business toward globalization fits well with its expansion model. As companies expand into foreign markets they will need assistance in merchandising or marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising and marketing programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its Internet, hand-held and smart phone based technology and business model worldwide.

The Company's Domestic and International Geographic Divisions:

In order to cultivate foreign markets and expand the Company's merchandising and marketing services business outside of the United States, modify the necessary systems and implement its business model worldwide, and insure a consistent approach to its merchandising and marketing efforts worldwide, and even though it operates in a single business segment (merchandising and marketing services), the Company has divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Merchandising Services Division, and international (i.e., all locations outside the United States), which are the sales territories for its International Merchandising Services Division.  To that end, the Company also (1) provides and requires all of its locations to use its Internet based operating, scheduling, tracking and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with the Company's financial reporting and disclosure controls and procedures, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's international subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide.

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

SPAR Group has provided merchandising and other marketing services in the United States since the formation of its predecessor in 1979 and outside the United States since it acquired its first international subsidiary in Japan in May of 2001.  Today the Company currently conducts its business through its domestic and international divisions in 9 territories around the world (listed in the table below) that encompass approximately 47% of the total world population.

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

Primary Territory (+ additional Territory)	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York United States of America
Japan	May 2001	100%	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
Turkey	July 2003	51%*	Istanbul, Turkey
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	100%**	New Delhi, India
Lithuania	September 2005	51%***	Siauliai, Lithuania
Australia (+ New Zealand)	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%****	Bucharest, Romania
China	March 2010	51%*****	Shanghai, China

*	Currently not in operation while the Company explores a change in this subsidiary's market focus.
**	As of September 30, 2010, the Company owned 100% of this subsidiary.
***	The Company closed this subsidiary's operations in Fourth Quarter 2010.
****	Currently the Company owns two subsidiaries in Romania. One Subsidiary is 100% owned and the second subsidiary, acquired in July 2009, is 51% owned.
*****	Currently the Company owns two subsidiaries in China. One Subsidiary is 100% owned and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned.

One key to the Company’s international expansion strategy is its internally developed capability to translate all of its current and future proprietary Internet-based logistical, communications, scheduling, tracking and reporting software applications into any language for any market in which it operates or would like to enter.  Through the Company’s IT operations currently located in the facilities in Auburn Hills, Michigan, it provides worldwide access to the Company’s proprietary logistical, communications, scheduling, tracking and reporting software to its entire operations worldwide on a 24/7/365 basis.

Another key to the Company’s international strategy is its policy of seeking a material investor in a new subsidiary in an international location who is an experienced person or company in the local country who is not otherwise affiliated with the Company (each a "Local Investor").  The Company generally seeks to own at least 51% of a foreign subsidiary.  As of the date of this Annual Report, the Company owns 100% of the equity of its international subsidiaries in Canada, India and Japan, and one of its two international subsidiaries in each of China and Romania.  The

Company is actively seeking another Local Investor in India.  A Local Investor provides equity, credit support and certain services to each international subsidiary not wholly owned by the Company, as well as the useful local attention, perspective and relationships of an equity owner with a strong financial stake in such subsidiary's success.  The Company provides executive management and support to each foreign subsidiary as well its operational backbone (and the Company's procedures and controls) through its proprietary Internet-based logistical, communications, scheduling, tracking, reporting and accounting programs.  (See Item 1A, Risks of Having Material Local Investors in International Subsidiaries, page 18, below.)

Financial Information about the Company’s Domestic and International Geographic Divisions

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its domestic and international divisions, and the Company tracks and reports certain financial information separately for each of those divisions, as described above.  The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding each of the Company's two geographic divisions, which includes their respective net revenues and operating income for each of the years ended December 31, 2010, and December 31, 2009, and their respective long-lived assets as of December 31, 2010, and December 31, 2009, is provided in Note 12 to the Company's Consolidated Financial Statements – Geographic Data, below.

The Company's Business Strategies

As the marketing services industry continues to expand both in the United States and internationally, large retailers and manufacturers are outsourcing their merchandising and marketing service needs to third-party providers. The Company believes that offering marketing services on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that successful use of and continuous improvements to a sophisticated technology infrastructure, including the Company's proprietary Internet-based software, is key to providing clients with a high level of client service while maintaining efficient, low cost operations. The Company’s objective is to become an international retail merchandising and marketing service provider by pursuing its operating and growth strategy, as described below.

Increasing the Company's Sales Efforts:

The Company is seeking to increase revenues by increasing sales to its current clients, as well as establishing long-term relationships with new clients, many of which currently use other merchandising companies for various reasons. The Company believes its technology, field implementation and other competitive advantages will allow it to capture a larger share of this market over time. However, there can be no assurance that any increased sales will be achieved.

Developing New Products:

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

Strategic Acquisitions:

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

On December 4, 2009, the Company acquired substantially all of the domestic merchandising service business and customer contracts and hired certain employees of Brenner Associates Inc., which also did business as National Marketing Services or "NMS".  The NMS assets acquired included all of the stock of its wholly owned subsidiaries; National Assembly Services, Inc. ("NAS"), a New Jersey corporation that performs furniture assembly services in stores, homes and offices, and NMS Retail Services ULC (“NRS”), a Nova Scotia unlimited Liability Company that performs merchandising services in Canada.  See Note 14 to the Consolidated Financial Statements – Acquisitions.

In March 2010, the Company established a new Canadian subsidiary, SPAR Wings & Ink Company ("SWI"). On April 1, 2010, SWI acquired substantially all of the business, customer contracts, receivables, work-in progress and other assets and assumed certain specified liabilities of 2078281 Ontario Limited, an Ontario merchandising and marketing services company doing business as Wings & Ink (the "Seller").  At that closing, SWI also hired substantially all of the Seller’s employees, which included consulting contracts to the principals of the Seller. See Note 14 to the Consolidated Financial Statements – Acquisitions.

Leveraging and Improving on the Company's Technological Strengths:

The Company believes that providing merchandising and marketing services in a timely, accurate and efficient manner, as well as delivering timely, accurate and useful reports to its clients, are key components that are and will continue to be critical to the Company’s success. The Company has developed Internet-based logistic deployment, communications, scheduling, tracking and reporting systems that improve the productivity of its merchandising specialists and assembly technicians, and provide timely data to its clients. The Company’s merchandising specialists and assembly technicians use hand-held, laptop and personal computers and Interactive Voice Response (“IVR”) technology to report the status of each store or client product they service. Merchandising specialists and technicians report on a variety of issues such as store conditions, status of client products (e.g. out of stocks, inventory, display placement) or they may scan and process new orders for certain products.

The Company has developed a proprietary automated labor tracking system for its merchandising specialists and assembly technicians to communicate work assignment completion information via the Internet or other telecommunication infrastructure by using, among other things, hand held, laptop and personal computers, cellular telephones, landlines or IVRs.  This tracking system enables the Company to report hours and other completion information for each work assignment on a daily basis and provides the Company with daily, detailed tracking of work completion.  This information is analyzed and displayed in a variety of reports that can be accessed by both the Company and its clients via a secure website. These reports can depict the status of merchandising projects in real time. This tracking technology also allows the Company to schedule its merchandising specialists and technicians more efficiently, quickly quantify the benefits of its services to clients, rapidly respond to clients’ needs and rapidly implement programs.

The Company intends to continue to utilize computer (including hand-held computers), Internet, cellular telephone and other technologies to enhance its efficiency and ability to provide real-time data to its clients, as well as, maximize the speed of communication, and logistical deployment of its merchandising specialists and assembly technicians. Industry sources indicate that clients are increasingly relying on merchandising and marketing service providers to supply rapid, value-added information regarding the results of merchandising and marketing expenditures on sales and profits. The Company (together with certain of its affiliates) has developed and owns proprietary Internet-based, hand-held and smart phone software technology that allows it to utilize the Internet to communicate with its field management, schedule its store-specific field operations more efficiently, receive information and incorporate the data immediately, quantify the benefits of its services to clients faster, respond to clients’ needs quickly and implement client programs rapidly. The Company has successfully modified and is currently utilizing certain of its software applications in the operation of its international subsidiaries.

The Company believes that it can continue to improve, modify and adapt its technology to support merchandising and other marketing services for additional clients and projects in the United States and in foreign markets. The Company also believes that its proprietary Internet-based, wireless and other software technology gives it a competitive advantage in the marketplace.

Improving the Company's Operating Efficiencies:

The Company will continue to seek greater operating efficiencies. The Company believes that its existing field force and technology infrastructure can support additional clients and revenue in both its Domestic Merchandising Services Division and International Merchandising Services Division.

Descriptions Of The Company's Services

The Company currently provides a broad array of merchandising and marketing services to some of the world’s leading companies, both domestically and internationally. The Company believes its full-line capabilities provide fully integrated solutions that distinguish the Company from its competitors. These capabilities include the ability to develop plans at one centralized location, effect chain wide execution, implement rapid, coordinated responses to its clients’ needs and report on a real time Internet enhanced basis throughout the world. The Company also believes its international presence, industry-leading technology, centralized decision-making ability, local follow-through, ability to recruit, train and supervise merchandisers, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a significant advantage over local, regional or other competitors.

The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Company's domestic division provides merchandising and marketing services, furniture and other product assembly services, RFID services, technology services and marketing research to manufacturers, distributors and retailers in the United States. Those services are primarily performed in mass merchandisers, office supply, grocery, drug store and other chains, and independent, convenience and electronics stores. The Company's international division, established in May 2001, currently provides similar merchandising, marketing services and in-store event staffing through subsidiaries in Japan, Canada, South Africa, India, Romania, China, Australia and New Zealand. Today the Company operates in 9 countries that encompass approximately 47% of the total world population.

The Company currently provides five principal types of merchandising and marketing services: syndicated services, dedicated services, project services, assembly services and in-store event staffing services.

Syndicated Services:

Syndicated services consist of regularly scheduled, routed merchandising and marketing services provided at the retail store level for various manufacturers and distributors. These services are performed for multiple manufacturers and distributors, including, in some cases, manufacturers and distributors whose products are in the same product category. Syndicated services may include activities such as:

•	Reordering and replenishment of products
•	Ensuring that the Company's clients' products authorized for distribution are in stock and on the shelf or sales floor
•	Adding new products that are approved for distribution but not yet present on the shelf or sales floor
•	Designing and implementing store planogram schematics
•	Setting product category shelves in accordance with approved store schematics
•	Ensuring that product shelf tags are in place
•	Checking for overall salability of the clients' products
•	Placing new product and promotional items in prominent positions
•	Kiosk replenishment and maintenance

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

Project Services:

Project services consist primarily of specific in-store services initiated by retailers and manufacturers, such as new store openings, new product launches, special seasonal or promotional merchandising, focused product support, product recalls, in-store product demonstrations and in-store product sampling. The Company also performs other project services, such as kiosk product replenishment, inventory control, new store sets and existing store resets, re-merchandising, remodels and category implementations, under annual or stand-alone project contracts or agreements.

Assembly Services:

The Company's assembly services are initiated by retailers, manufacturers or consumers, and upon request the Company assembles furniture, grills, fitness equipment and many other products in stores, homes and offices.  The Company performs ongoing routed coverage at retail locations to ensure that furniture and other product lines are well displayed and maintained, and building any new items or replacement items, as required.  In addition, the Company provides in-home and in-office assembly to customers who purchase their product from retailers, whether in store, on line or through catalog sales.

In-Store Event Staffing Services:

The Company provides in-store product samplings and in-store product demonstrations to national chains in target markets worldwide. The Company has also developed additional product offerings in an effort to expand this aspect of its business.

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

The Company's Sales and Marketing

The Company offers global merchandising solutions to clients that have worldwide distribution. This effort is spearheaded out of the Company's headquarters in the United States, and the Company continues to develop local markets through its domestic and international subsidiaries throughout the world.

The Company’s marketing and sales efforts within its Domestic Merchandising Services Division are structured to develop new national, regional and local business within the United States, including new sales and customers through the Company's acquisitions of existing businesses. The Company’s domestic corporate business development team directs its efforts toward the senior management of prospective and existing clients. Marketing and sales targets and strategies are developed at the Company’s headquarters and communicated to the Company’s domestic sales force for execution. The Company's sales force is located nationwide and works from both the Company's offices and their home offices. In addition, the Company’s domestic corporate account executives play an important role in the Company’s new business development efforts within its existing manufacturer, distributor and retailer client base.

The Company's marketing and sales efforts within its International Merchandising Services Division are structured to develop new national, regional and local businesses in both new and existing international territories by acquiring existing businesses (or establishing new joint ventures) and within the Company's existing international territories through targeted sales efforts.  The Company has an international acquisition team whose primary focus is to seek out and develop acquisitions throughout the world and consists of personnel located in the United States, Greece and Australia and other support from the Company's information technology, field operation, client services and finance specialists.  Marketing and sales targets and strategies are developed within an international subsidiary, in consultation with the Company's U.S. headquarters, with assistance from the applicable Local Investor, and are communicated to the Company's applicable international sales force for execution.  The Company's international sales force for a particular territory is located throughout that territory and work from the Company's office in that territory and their home offices.  In addition, the Company's international corporate account executives play an important role in the Company's new business development efforts within the Company's existing manufacturer, distributor and retailer client base within their respective territories.

As part of the retailer consolidation, retailers are centralizing most administrative functions, including operations, procurement and category management. In response to this centralization and the growing importance of large retailers, many manufacturers have reorganized their selling organizations around a retailer team concept that focuses on a particular retailer. The Company has responded to this emerging trend and currently has on-site personnel in place at select retailers.

The Company’s business development process includes a due diligence period to determine the objectives of the prospective or existing client, the work required to satisfy those objectives and the market value of such work to be performed. The Company employs a formal cost development and proposal process that determines the cost of each element of work required to achieve such client’s objectives. The Company uses these costs, together with an analysis of market rates, to develop a formal quotation that is then reviewed at various levels within the organization. The pricing of this internal proposal must meet the Company’s objectives for profitability, which are established as part of the business planning process. After the Company approves this quotation, a detailed proposal is presented to the Company's prospective or existing client. However, the Company has agreed, and in the future may agree, from time to time to perform services for a client that become or turn out to be unprofitable even though the Company expected to make a profit when agreeing to perform them.  See "Risks of Unprofitable Services" and "Variability of Operating Results and Uncertainty in Client Revenue" in Part 1A – Risk Factors, below.

The Company'S Customer Base

The Company currently represents numerous manufacturers and/or retail clients in a wide range of retail chains and stores worldwide, and its customers (which it refers to as clients) include:

•	Mass Merchandisers
•	Drug
•	Grocery
•	Office Supply
•	Other retail outlets (such as discount and electronic stores, in-home and in-office, etc.)

One customer accounted for 10% of the Company's net revenues for the years ended December 31, 2010, and 2009, resulting from merchandising services performed for a large pharmaceutical distributor. This customer accounted for approximately 5% and 6% of the Company's accounts receivable at December 31, 2010, and 2009, respectively.

In addition, approximately 10% and less than 1% of the Company’s net revenue for the years ended December 31, 2010, and 2009, respectively, resulting from merchandising and assembly services performed for a major office supply chain and for manufacturers within this chain.  These customers accounted for approximately 3% and less than 1% of the Company’s accounts receivable at December 31, 2010, and 2009, respectively.

Approximately 7% and 6% of the Company’s net revenues for the years ended December 31, 2010, and 2009, respectively, resulted from merchandising services performed for manufacturers and others in stores operated by a leading mass merchandising chain in the United States. This customer accounted for approximately 4% and 9% of the Company’s accounts receivable at December 31, 2010, and 2009, respectively.

In 2010, the Company performed merchandising and marketing services for manufacturers and others in a national drug store chain.  These services accounted for approximately 6% of the Company’s net revenues for the twelve months ended December 31, 2010.  Effective March 1, 2011, the Company will no longer be providing these merchandising and marketing services in this national drug store chain.

The Company's Competition

The marketing services industry is highly competitive. The Company’s competition in the Domestic Merchandising Services Division and International Merchandising Services Divisions arises from a number of large enterprises, many of which are national or international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in the mass merchandiser, electronics and chain drug store channels of trade. The Company also believes it has the ability to execute major national and international in-store initiatives and develop and administer national and international retailer programs. Finally, the Company believes that, through the use and continuing improvement of its proprietary Internet software, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.

The Company's Trademarks

The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly, efficiently and consistently over a wide geographic area. (See “An Overview of the Merchandising and Marketing Services Industry” and “Competition”, above).

.

The Company's Employees

Worldwide the Company utilized a labor force of approximately 10,000 people in 2010. Today the Company operates in 9 countries that encompass approximately 47% of the total world population.

During 2010, the Company’s Domestic Merchandising Services Division utilized a labor force of approximately 7,500 people. As of December 31, 2010 there were 76 full-time employees and 42 part-time employees engaged in domestic operations. The Company’s Domestic Merchandising Services Division utilized the services of its affiliate, SPAR Management Services, Inc. (“SMSI”), to schedule and supervise its field force of merchandising specialists and assembly technicians, which consists of field merchandising specialist furnished by SPAR Marketing Services, Inc. (“SMS”), another affiliate of the Company, as well as the Company’s domestic field employees.  (See Item 13 – Certain Relationships and Related Transactions and Director Independence, below) and (Note 10 to the Consolidated Financial Statements – Related Party Transactions) SMS and SMSI furnished approximately 7,300 merchandising specialists and assembly technicians (all of whom are independent contractors of SMS) and 54 field managers (all of whom were full-time employees of SMSI), respectively

As of December 31, 2010, the Company’s International Merchandising Services Division’s labor force consisted of approximately 2,500 people. There were 227 full-time and 34 part-time employees engaged in international operations.  The International Merchandising Services Division’s field force consisted of approximately 2,200 merchandising specialists.

To support the International Merchandising Services Division, the Company utilizes employees of its Domestic Merchandising Services Division as well as the employees of its affiliates, SMSI and SMS.  However, dedicated employees will be added to the International Merchandising Services Division as the need arises. In 2009, the Company’s affiliate, SPAR InfoTech, Inc. (“SIT”), also provided programming and other assistance to the Company’s various divisions.  In 2010 these services are now provided directly by the Company (See Item 13 – Certain Relationships and Related Transactions and Director Independence, below).

The Company, SMS, SMSI and SIT consider their relations with their respective employees and field merchandising specialist to be good.

Item 1A. Risk Factors

There are various risks associated with investing in any common stock issued by SGRP ("SGRP Common Stock") that are more fully described below. You should carefully consider each of those risk factors before you purchase or trade any  SGRP Common Stock.  If any of the described risks develops into actual events, or any other risks arise and develop into actual events, the Company's present or future assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition could be materially and adversely affected (in whole or in part), the market price of the SGRP Common Stock could decline, and you could lose all or part of your investment in your SGRP Common Stock.

The Company has described the risk factors that it currently consider material based on its best estimates respecting those risk factors, the Company's current and future assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition, the likelihood of those risks developing into actual events and the likely impact of those events on them, which all involve and include "forward-looking statements" within the meaning of applicable Securities Law (as discussed above).  The Company also may be facing additional risks individually, and the Company's industry or the economy may be facing additional risks, whether domestically or internationally, that are currently unknown to the Company, that are more material or otherwise different than the Company currently believes, or that the Company may have incorrectly analyzed (whether as to the nature or likelihood of such risks or their potential effect).   There also may be risks that you (as a potential investor or trader) would recognize or consider more likely or material than the Company does.

Any of the risk factors or other cautionary statements described in this Annual Report or any other SEC Report, or any other event or circumstance bearing risk or harm, could at any time arise, become applicable, change or worsen (as the case may be) and materially and adversely effect the Company or any of its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition.

Accordingly, the Company's risk factors and forward-looking statements each involve known and unknown risks, uncertainties, potential errors and misjudgments and other factors that could materially and adversely affect, and could contribute to the Company's failure to achieve or realize, in whole or in part, the Company's estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition, whether as expressed or implied by such forward-looking statements.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, any of those risk factors or any other cautionary statements (in whole or in part), whether as a result of new information, future events or recognition or otherwise, except as and to the extent required by applicable law.

Dependence on Largest Customer and Large Retail Chains

As discussed above in “Customer Base”, the Company has a significant amount of business with certain customers. The loss of any of these customers, the loss of the ability to provide merchandising and marketing services in those chains, or the failure to attract new large clients could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Dependence on Trend Towards Outsourcing

The business and growth of the Company depends in large part on the continued trend toward outsourcing of merchandising and marketing services, which the Company believes has resulted from the consolidation of retailers and manufacturers, as well as the desire to seek outsourcing specialists and reduce fixed operation expenses. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the retail, manufacturing or business services industry not to use, or to reduce the use of, outsourced marketing services such as those provided by the Company, could significantly decrease the Company’s revenues and such decreased revenues could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Failure to Successfully Compete

The merchandising and marketing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal merchandising and marketing operations of its existing and prospective clients; (iii) independent brokers; and (iv) smaller regional providers. Remaining competitive in the highly competitive merchandising and marketing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to successfully compete, it could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

If certain competitors were to combine into integrated merchandising and marketing services companies, or additional merchandising and marketing service companies were to enter into this market, or existing participants in this industry were to become more competitive, it could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Risks of Continuing Losses and Financial Covenant Violations

The Company was profitable in both 2010 and in 2009 (See Item 8 – Financial Statements and Supplementary Data, below).  The Company also was profitable in 2008 but suffered losses in 2007.  The Company's 2007 losses and related effects caused repeated violations of certain covenants in the Company's old domestic credit facility during 2007, 2008 and 2009, which its old lender periodically waived for fees rather than permanently reset to realistically achievable levels.  However, the Company changed its domestic lenders in 2010 and entered into a new credit facility with financial covenants that the Company believe are more realistic and thus less likely to require waivers.  The Company was in compliance of all its bank covenants in 2010.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, below.

There can be no assurances that in the future the Company will be profitable, will not violate covenants of its current or future Credit Facilities, its lenders would waive any violations of such covenants, the Company will continue to have adequate lines of credit, or will continue to have sufficient availability under its lines of credit. Accordingly, continued losses or marginal profitability by the Company, as well as any failure to maintain sufficient availability or lines of credit from the Company’s lenders, could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Variability of Operating Results and Uncertainty in Client Revenue

The Company has experienced and, in the future, may experience fluctuations in quarterly operating results. Factors that may cause the Company’s quarterly operating results to vary from time to time and may result in reduced revenue and profits include: (i) the number of active client projects; (ii) seasonality of client products; (iii) client delays, changes and cancellations in projects; (iv) the timing requirements of client projects; (v) the completion of major client projects; (vi) the timing of new engagements; (vii) the timing of personnel cost increases; and (viii) the loss of major clients. In addition, the Company is subject to revenue or profit uncertainties resulting from factors such as unprofitable client work (see below) and the failure of clients to pay. The Company attempts to mitigate these risks by dealing primarily with large credit-worthy clients, by entering into written or oral agreements with its clients and by using project budgeting systems. These revenue fluctuations could materially and adversely affect the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Risks of Unprofitable Services

The Company has agreed, and in the future may agree, from time to time to perform services for its client that become or turn out to be unprofitable even though the Company expected to make a profit when agreeing to perform them.  The Company's services for a particular client or project may be or become unprofitable due to mistakes or changes in circumstance, including (without limitation) any (i) mistake or omission made in investigating, evaluating or understanding any relevant circumstance, requirement or request of the Company's client or any aspect of the prospective services or their inherent problems, (ii) mistake made in pricing, planning or performing the prospective service, (iii) service non-performance, mis-performance or free re-performance, or (iv) change in cost, personnel, regulation or other performance circumstance.  Unprofitable services could reduce the Company's net revenues and, if material in gross amount or degree of unprofitability, could materially and adversely affect the Company or its actual, expected, estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Failure to Develop New Products

A key element of the Company’s growth strategy is the development and sale of new products. While several new products are under current development, there can be no assurance that the Company will be able to successfully develop and market new products. The Company’s inability or failure to devise useful merchandising or marketing products or to complete the development or implementation of a particular product for use on a large scale, or the failure of such products to achieve market acceptance, could adversely affect the Company’s ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition and could limit the Company’s ability to significantly increase its revenues and profits.

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

The inability to identify, acquire, finance and successfully integrate such merchandising or marketing services business could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Uncertainty of Financing for, and Dilution Resulting from, Future Acquisitions

The timing, size and success of acquisition efforts and any associated capital commitments cannot be readily predicted. Future acquisitions may be financed by issuing shares of the SGRP Common Stock, cash, or a combination of Common Stock and cash. If the SGRP Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the sale of their businesses, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for its acquisitions on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Reliance on the Internet and Third Party Vendors

The Company relies on the Internet for the scheduling, tracking, coordination and reporting of its merchandising and marketing services. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic as well as increased attacks by hackers and other saboteurs. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on the Internet by this continued growth or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of accidental and intentional damage to portions of its infrastructure, and could face such outages and delays in the future of similar or greater effect. The Company relies on third-party vendors to provide its Internet access and other services used in its business, and the Company has no control over such third-party providers. Any protracted disruption or material slowdown in Internet or other services could increase the Company’s costs of operation and reduce efficiency and performance, which could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Economic and Retail Uncertainty

The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism on consumer and business behavior, make it difficult for the Company, its vendors and its clients to accurately forecast and plan future business activities. Substantially all of the Company’s key clients are either retailers or those seeking to do product merchandising at retailers. Should the retail industry experience a significant economic downturn, the resultant reduction in product sales could significantly decrease the Company’s revenues. The Company also has risks associated with its clients changing their business plans and/or reducing their marketing budgets in response to economic conditions, which could also significantly decrease the Company’s revenues. Such revenue decreases could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Risks Associated with Furniture and Other Related Assembly Services

The Company's technicians assemble furniture and other products in the homes and offices of customers.  Working at a customer's home or office could give rise to claims against the Company for errors, omissions or misconduct by those technicians, including (without limitation) harassment, personal injury, death, damage to or theft of customer property, or other civil or criminal misconduct by such technicians.  Claims also could be made against the

Company as a result of its involvement in such assembly services due to (among other things) product assembly errors and omissions, product defects, deficiencies, breakdowns or collapse, products that are not merchantable or fit for their particular purpose, products that do not conform to published specifications or satisfy customer expectations, or products that cause personal injury, death or property damage, in each case whether actual, alleged or perceived by customers, and irrespective of how much time may have passed since such assembly.  If such claims are asserted and adversely determined against the Company, then to the extent such claims are not covered by indemnification from the product's seller or manufacturer or by insurance, they could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Dependence Upon and Potential Conflicts in Services Provided by Affiliates

The success of the Company’s domestic business is dependent upon the successful execution of its field services by SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company’s financial statements. SMS provides substantially all of the merchandising specialists used by the Company in conducting its domestic business (86% of domestic field expense in 2010), and SMSI provides substantially all of the domestic field management services (94% of domestic field management in 2010) used by the Company in conducting its business (See Item 13 – Certain Relationships and Related Transactions, and Director Independence), and (See Note 10 to the Consolidated Financial Statements – Related Party Transactions). These services provided to the Company by SMS and SMSI are on a cost-plus basis pursuant to contracts that are cancelable on 60 days notice prior to December 31 of each year or with 180 days notice at any other time (See Item 13 – Certain Relationships and Related Transactions, and Director Independence, below), and (See Note 10 to the Consolidated Financial Statements – Related Party Transactions). The Company has determined that the services provided by SMS and SMSI are at rates that are slightly favorable to the Company.

SMS and SMSI (collectively, the “SPAR Affiliates”) are owned solely by Mr. Robert G. Brown, founder, director, Chairman of the Company, and Mr. William H. Bartels, founder, director, and Vice Chairman of the Company, each of whom are also directors and executive officers of each of the SPAR Affiliates (See Item 13 – Certain Relationships and Related Transactions, and Director Independence, below), and (Note 10 to the Consolidated Financial Statements – Related Party Transactions). In the event of any dispute in the business relationships between the Company and one or more of the SPAR Affiliates, it is possible that Messrs. Brown and Bartels may have one or more conflicts of interest with respect to those relationships and could cause one or more of the SPAR Affiliates to renegotiate or cancel their contracts with the Company or otherwise act in a way that is not in the Company’s best interests.

While the Company’s relationships with SMS and SMSI are excellent, there can be no assurance that the Company could (if necessary under the circumstances) replace the field merchandising specialists and management currently provided by SMS and SMSI, respectively, in sufficient time to perform its client obligations or at such favorable rates in the event the SPAR Affiliates no longer performed those services. Any cancellation, other nonperformance or material pricing increase under those affiliate contracts could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Risks of Common Stock Ownership

Dividends on SGRP Common Stock are discretionary, have never been paid, are subject to restrictions in the Company's credit facilities and applicable law and can only be paid to the holders of SGRP Common Stock if the accrued and unpaid dividends and potential dividends are first paid to the holders of the Series A Preferred Stock.  In the event of the Company's liquidation, dissolution, or winding-up, the holders of Common Stock are only entitled to share in the Company's assets, if any, that remain after the Company make payment of and provision for all of the Company's debts and liabilities and the liquidation preferences of all of the Company's outstanding Preferred Stock.  There can be no assurance that sufficient funds will remain in any such case for dividends or distributions to the holders of SGRP Common Stock.

Risks related to the Company's Preferred Stock

The Company's ability to issue or redeem Preferred Stock, or any rights to purchase such shares, could discourage an unsolicited acquisition proposal.  For example, the Company could impede a business combination by issuing a series of preferred stock containing class voting rights that would enable the holders of such preferred stock to block a business combination transaction.  Alternatively, the Company could facilitate a business combination transaction by issuing a series of preferred stock having sufficient voting rights to provide a required percentage vote of the stockholders.  Additionally, under certain circumstances, the Company's issuance of preferred stock could adversely affect the voting power of the holders of the Company's common stock.  Although the Company's board of directors is required to make any determination to issue any preferred stock based on its judgment as to the best interests of the Company's stockholders, the Company's board of directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the Company's stockholders may believe to be in their best interests or in which stockholders may receive a premium for their stock over prevailing market prices of such stock.  The Company's board of directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or applicable stock exchange requirements.

Risks of Illiquidity in SGRP Common Stock

The market price of the Company's common stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2010, the sale price of SGRP Common Stock fluctuated from $0.42 to $1.10 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

•
the relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's co-founders (as noted below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price;

•
the substantial beneficial ownership of approximately 62.4% of the Company's voting stock  and potential control by the Company's co-founders (who also are directors and executive officers of the Company), Mr. Robert G. Brown, who beneficially owns approximately 36.4% (or 7,678,289 shares) of SGRP Common Stock, and Mr. William H. Bartels, who beneficially owns approximately 26.1% (or 5,490,505 shares) of SGRP Stock, which amounts were calculated using total beneficial ownership (21,101,161 shares) and their individual beneficial ownerships at March 11, 2011 (including all shares then beneficially owned under currently exercisable warrants and vested options), as more fully described above and below;

•	the periodic potential risk of the delisting of SGRP Common Stock from trading on Nasdaq (as described below);

•
any announcement, estimate or disclosure by the Company, or any projection or other claim or pronouncement by any of the Company's competitors or any financial analyst, commentator, blogger or other person, respecting (i) any new product created, product improvement, significant contract, business acquisition or relationship, or other publicized development by the Company or any of its competitors, or (ii) any change, fluctuation or other development in the Company's actual, estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition or in those of any of the Company's competitors, in each case irrespective of accuracy or validity and whether or not adverse or material; and

•
the general volatility of stock markets, consumer and investor confidence and the economy generally (which often affect the prices of stock issued by the Company and many others without regard to financial results or condition).

If the Company issues (other than at fair market value for cash) or the Company's co-founders sell a large number of shares of SGRP Common Stock, or if the market perceives such an issuance or sale is likely or imminent, the market price of SGRP Common Stock could decline and that decline could be significant.

In addition, the volatility in the market price of SGRP Common Stock could lead to class action securities litigation that (however unjustified) could in turn impose substantial costs on the Company, divert management’s attention and resources and harm the Company's stock price, business, prospects, results of operations and financial condition.

The Company is endeavoring to increase its public float and reduce such volatility by the sale of up to 3,000,000 shares of SGRP Common Stock by the Company and certain selling stockholders to the public pursuant to (among other things) a registration statement on Form S-3 that is being amended and will soon be resubmitted to the SEC for additional and potentially final review.  See "SGRP Common Stock Offering and S-3 Registration Statement", on page 22, below.

Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels are directors, executive officers (Chairman and Vice-Chairman, respectively) and significant stockholders of the Company, and also are selling stockholders under the 2011 S-3 Registration Statement (see "SGRP Common Stock Offering and S-3 Registration Statement" on page 22, below).  Mr. Brown beneficially owns approximately 36.4%, Mr. Bartels beneficially owns approximately 26.1%, and they own approximately 62.4% in the aggregate of the SGRP Common Stock, which amounts were calculated using total beneficial ownership (21,101,161 shares) and their individual beneficial ownerships (7,678,289 shares and 5,490,505 shares, respectively) at March 11, 2011, which ownerships included all shares beneficially owned under currently exercisable warrants and vested options.  Although the Company expects those percentages to decrease through sales of SGRP Common Stock by the Company and the Selling Stockholders pursuant to the 2011 S-3 Registration Statement (See "SGRP Common Stock Offering and S-3 Registration Statement" on page 22, below), after all such sales, Mr. Brown will beneficially own at least 7,178,289 shares (or 31.0%), Mr. Bartels will beneficially own at least 4,990,505 shares (or 21.6%), and Mr. Brown and Mr. Bartels will beneficially own in aggregate at least 12,168,794 shares (or 52.6%) of the SGRP Common Stock then beneficially owned on a pro forma basis (assuming no other changes). Mr. Brown and Mr. Bartels have, should they choose to act together, and under certain circumstances Mr. Brown acting alone may have, the ability to control the election of directors, the approval of mergers and all other matters that must or may be approved by the Company's stockholders.  In any event, Mr. Brown and Mr. Bartels continue to have significant influence over the Company's business and operations and the outcome of the Company's corporate actions, including those involving stockholder approvals.  The interests of any significant stockholder may be different from time to time from, and potentially in conflict with, the interests of other stockholders, and ownership concentration could delay or prevent a change in the Company's control or otherwise discourage the Company's potential acquisition by another person, any of which could cause the market price of the SGRP Common Stock to decline and that decline could be significant.

Risks of Dilution

The Company may issue and the selling stockholders may sell SGRP Common Stock at varying prices under the pending 2011 S-3 Registration Statement once it becomes effective (see "SGRP Common Stock Offering and S-3 Registration Statement" on page 22, below).  The Company will try to maximize the net proceeds it receives in each sale, and it hopes to sell the SGRP Common Stock for more than the Company's net book value per share (and thus avoid diluting the existing equity of its existing stockholders by its sales of newly issued SGRP Common Stock), but there can be no assurance that the Company will be able to do so.  The Selling Stockholders are reselling shares of Common Stock that are already issued and outstanding, and those sales cannot dilute or otherwise affect the existing equity of the Company's existing stockholders.  The Company also will issue Common Stock at $0.40 per share under the repriced stock options described above, as and when exercised, and the Company may issue additional options to directors, officers, employees and consultants in the future at per-share exercise prices below the price you pay.  In addition, the Company may issue shares of SGRP Common Stock in the future in furtherance of the Company's acquisitions or development of businesses or assets.  Each of those and other issuances of SGRP Common Stock could have a dilutive effect on the value of your shares, depending on the price the Company are paid (or the value of the assets or business acquired) for such shares, market conditions at the time and other factors.

Risks of a Nasdaq Delisting:

The SGRP Common Stock is currently trading, has recently traded and could continue to trade for less than $1.00 per share, which is below Nasdaq's minimum trading price for continued listing on the Nasdaq stock market.  On two separate occasions during  the last two years (September 2009 and April 2010), the Company received notices from Nasdaq advising that the Company failed to maintain a minimum closing bid price of $1.00 per share for shares of SGRP Common Stock for the prior 30 consecutive business days as required by Nasdaq Listing Rule 5550(a)(2) (known as the "Bid Price Rule"), and that the Company had a 180 day grace period in which to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for the SGRP Common Stock for a minimum of ten consecutive business days.  In each case such compliance was achieved within the applicable grace periods, and the Company received notice from Nasdaq (in December 2009 and September 2010, respectively) that the Company had regained compliance with the Bid Price Rule and that such matter was closed.

There can be no assurance that the Company will be able to comply with the Bid Price Rule during such grace period or be able to comply in the future with Nasdaq's continued listing requirements. If the Company continues to be in non-compliance after such six month grace period ends, Nasdaq may commence delisting procedures against the Company (during which the Company will have additional time of up to six months to appeal and correct its non-compliance).  If the SGRP Common Stock shares were ultimately delisted by Nasdaq, the market liquidity of the SGRP Common Stock could be adversely affected and its market price could decrease, even though such shares may continue to be traded "over the counter", due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting.

Risks Associated with International Subsidiaries

While the Company endeavors to limit its exposure for claims and losses in any international subsidiary through contractual provisions, insurance and use of single purpose entities for such ventures, there can be no assurance that the Company will not be held liable for the claims against and losses of a particular international subsidiary under applicable local law or local interpretation of any subsidiary agreements or insurance provisions. If any such claims and losses should occur, be material in amount and be successfully asserted against the Company, such claims and losses could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Risks of Having Material Local Investors in International Subsidiaries

The Company’s international model is to join forces with local investors having merchandising service expertise and combine their knowledge of the local market with the Company’s proprietary software and expertise in the merchandising business.  As a result, each of the Company's international subsidiaries (other than Canada, Japan and China) that is owned in material part by an entity in the local country where the international subsidiary resides and that is not otherwise affiliated with the Company (each a "Local Stockholder").  The joint venture agreements between the Company and the Local Stockholder in the respective international subsidiaries specify, among other things, the equity, programming and support services the Company is required to provide and the equity, credit support, certain services and management support that the Local Stockholder is required to provide to the international subsidiary.  In the event of any disagreement or other dispute in the business relationships between the Company and Local Stockholder, it is possible that the Local Stockholder may have one or more conflicts of interest with respect to the relationship and could cause the applicable international subsidiary to operate or otherwise act in a way that is not in the Company’s best interests.

The joint venture agreements generally have unlimited contract terms and parties generally do not have the right to unilaterally withdraw. However, a non-defaulting party has the right to terminate such agreement upon the other party's default, receipt of notice and failure to cure within a specified period (generally 60 days).  In addition, either party, at any time after the end of a specified period (usually between three and five years), may: (1) sell all or part of its equity interest in the international subsidiary to a third party by providing a written notice to the other party of such intentions (in which case the other party has the right of first refusal and may purchase the equity of the offering party under the same terms and conditions) (a "Right of First Refusal"); or (2) offer to purchase the equity of the other party (in which case the other party has 120 days to either accept or reject the offer or to reverse the transaction and actually purchase the offering party’s equity under the same terms and conditions) (a "Buy/Sell Right").

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

There can be no assurance that the Company could (if necessary under the circumstances) replace equity, credit support, management and other services currently provided by any Local Stockholder in sufficient time to perform its client obligations or that the Company could provide these services and or equity in the event the Local Stockholder was to sell its stock or reduce any support to the Company’s subsidiary in the applicable country.  Any cancellation, other nonperformance or material change under the joint venture agreements with Local Stockholders could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Risks Associated with Foreign Currency

The Company also has foreign currency exposure associated with its international subsidiaries. In 2010, these exposures are primarily concentrated in the Canadian Dollar, South African Rand, Japanese Yen, and Australian Dollar.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. The Company leases certain office space and storage facilities for its corporate headquarters, divisions and subsidiaries under various operating leases, which expire at various dates during the next five years. These leases generally require the Company to pay rents at or below market rates, subject to periodic adjustments, plus other charges, including utilities, real estate taxes and common area maintenance. The Company believes that its relationships with its landlords generally to be good. However, as these leased facilities generally are used for offices and storage, the Company believes that other leased spaces could be readily found and utilized on similar terms should the need arise.

The Company maintains its corporate headquarters in approximately 5,600 square feet of leased office space located in Tarrytown, New York, under an operating lease with a term expiring October 31, 2013, and maintains its data processing center and warehouse at its regional office in Auburn Hills, Michigan, under an operating lease expiring October 31, 2015.  The Company believes that its existing facilities are adequate for its current business. However, new facilities may be added should the need arise in the future.

The following is a list of the headquarter locations for the Company and its international subsidiaries:

DOMESTIC:
Tarrytown, NY (Corporate Headquarters)
Auburn Hills, MI (Regional Office, Warehouse and Central Computer Operations)

INTERNATIONAL:
Toronto, Ontario, Canada	Tokyo, Japan	Bucharest, Romania
Durban, South Africa	New Delhi, India	Melbourne, Australia
Shanghai, China

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

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally:

SGRP's certificate of incorporation authorizes it to issue 47,000,000 shares of common stock with a par value of $0.01 per share (the "SGRP Common Stock"), which all have the same voting, dividend and liquidation rights.  SGRP Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP".  On March 11, 2011: the SGRP Common Stock closing price was $1.95 per share; there were 19,923,292 shares of SGRP Common Stock issued and outstanding in the aggregate, which had an aggregate market value of $38,850,419; there were 21,101,161 shares of SGRP Common Stock beneficially owned in the aggregate, which beneficial ownership included all shares then beneficially owned under currently exercisable warrants and vested options; there were 15,216,001 shares (or approximately 72%) of SGRP Common Stock beneficially owned by the officers, directors and affiliates of SGRP in the aggregate, which affiliated ownership included shares then beneficially owned under currently exercisable warrants and vested options and had an aggregate market value of $29,671,202; and there were 5,885,161 shares (or approximately 28%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate (i.e., SGRP's public float), which float included shares then beneficially owned under currently exercisable warrants and vested options and had an aggregate market value of $11,476,063.  See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, below.

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time.  The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock.  The number of shares authorized by such designation could, however, be reduced by amendment or redemption to facilitate the creation of other SGRP Preferred Series.  On December 31, 2010, 554,402 shares of SGRP Series A Preferred Stock were issued and outstanding, such preferred shares are fully paid and non-assessable, the Company owed $123,000 in accumulated and unpaid dividends on those preferred shares, all of those preferred shares were held by two pension plans substantially for the benefit of affiliates of the Company, and there were 2,445,598 shares of authorized Series A Preferred Stock that remained unissued and available for issuance.  See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and “Item 13 – Certain Relationships and Related Transactions, and Director Independence”, below.  See "Note 8 to Consolidated Financial Statements – Preferred Stock", below, respecting the conversion of such preferred shares into SGRP Common Stock on March 11, 2011.

The holders of SGRP Common Stock and Series A Preferred Stock vote together for directors and other matters, other than matters pertaining only to the Series A Preferred Stock (such as amending SGRP's Certificate of Designation of Series "A" Preferred Stock) where only the holders of the Series A Preferred Stock are entitled to vote.  For a more complete description of the SGRP Common Stock and SGRP Preferred Stock, director and officer exculpation and indemnification, absence of cumulative voting rights and certain other governance matters, please see "Our Capital Stock" on pages 7 through 11 of SGRP's Amendment No. 1 to its Registration Statement on Form S-3 as filed with the SEC on February 7, 2011.

Price Range of Common Stock

The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq Capital Market.

	2010		2009
	High	Low	High	Low
First Quarter	$1.10	$0.76	$0.75	$0.45
Second Quarter	1.00	0.45	0.70	0.36
Third Quarter	1.09	0.42	0.95	0.36
Fourth Quarter	1.10	0.80	1.10	0.65

Dividends

The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. While the Company's recently issued Preferred Stock accrues a 10% dividend payable in either cash or common stock when authorized by the Board, the Company does not anticipate paying a cash dividend in the foreseeable future.  The Company currently intends to retain future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect to the payment of dividends and other factors that the Company’s Board of Directors deems relevant.

Issuer Purchases of Equity Securities

SGRP did not repurchase any of its equity securities during its fiscal year ended December 31, 2010.

SGRP Common Stock Issuances

SGRP did not issue any SGRP Common Stock during 2009 or 2010 other than (i) pursuant to its existing registered stock compensation and stock purchase plans, (ii) its Offer to Exchange Certain Outstanding Stock Options for New Stock Options dated August 24, 2009 (as filed with the SEC in SGRP’s Schedule TO on August 25, 2009), (iii) its agreement on August 15, 2009, to privately sell 120,000 shares of SGRP Common Stock to Alliance Advisors, LLC, for total consideration of $0.47 per share (the fair market value at the time of our agreement) or $56,000 in the aggregate (as more fully described in Item 2(a) of SGRP's Quarterly Report respecting the quarter ended September 30, 2010), and (iv) its agreement on March 26, 2010, to privately issue warrants to purchase 75,000 shares of SGRP Common Stock to Michael Anthony Holdings, Inc., in consideration of its term loan to us (as that loan is more fully described in Note 4 to the Consolidated Financial Statements in SGRP's Quarterly Report respecting the quarter ended September 30, 2010), which warrants have an exercise price of $0.85 per share (the fair market value at the time of such agreement) and expire on March 26, 2012.  The offer and sale of the shares referenced in clause (iii) and the warrants and shares referenced in clause (iv) of this paragraph have not been registered under the Securities Act or other securities laws, as they were made in  a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

SGRP Common Stock Offering and S-3 Registration Statement

The Company has filed and amended a registration statement on Form S-3 (as amended, the "2011 S-3 Registration Statement") for the sale of SGRP Common Stock to the public, which currently is being amended and will soon be resubmitted to the SEC for additional and potentially final review.  When effective, the Company will be permitted to sell a maximum of 2,000,000 shares for its benefit and the selling stockholders, Mr. Brown and Mr. Bartels, will be permitted to sell a maximum of 500,000 shares each for their respective benefit under the 2011 S-3 Registration Statement (which maximums could be increased by amendment and payment of the requisite fees).  However, based on the SGRP Common Stock beneficially owned by the Company's non-affiliates (i.e., its public float) and the SGRP Common Stock Price of $1.95 per share on March 11, 2011, the Company will be further limited under the applicable S-3 rules to sales of approximately $3,825,316 in proceeds (or 1,961,701 shares) at that price, and the maximum sales by Mr. Brown and Mr. Bartels will be proportionally reduced accordingly.  An increase in its public float or a discounted offering sale price would permit the Company to sell more of its Common Stock under the 2011 S-3 Registration Statement.

SGRP Common Stock Performance

The following graph shows a comparison of cumulative total returns for SGRP’s Common Stock, the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Stocks (SIC 7380-7389 U.S. Companies) Miscellaneous Business Services Index, Russell 2000 and S&P Advertising for the period during which SGRP’s Common Stock has been registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The graph assumes that the value of an investment in Common Stock and in each such index was $100 on December 31, 2005, and that all dividends have been reinvested.

The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of SGRP’s Common Stock.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
SPAR Group, Inc.	100.00	135.41	76.58	83.24	88.79	92.12
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
S&P Advertising	100.00	124.96	106.80	59.47	92.31	115.32

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources

Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include “forward-looking statements” within the meaning of the Securities Laws and are based on the Company’s best estimates and determinations. You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.  You should carefully consider all such information and the other risks and cautions noted in this Annual Report and the Company's other filings under applicable Securities Laws (including this report, each a "SEC Report") that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions and best estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

Although the Company believes that its plans, intentions and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described above (See Item 1A – Risk Factors, above) and any other cautionary statements contained or incorporated by reference in this Annual Report.  All forward-looking and other statements attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other cautionary statements.

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements are based on the information currently available to it and speak only as of the date on the cover of December 31, 2010, or other referenced date or, in the case of forward-looking statements incorporated by reference, as of the date of the SEC Report that includes such statement. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other cautionary statements (in whole or in part), whether as a result of new information, future events or recognition or otherwise, except as and to the extent required by applicable law.

Overview

SPAR Group, Inc. (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store and other chains and independent, convenience and electronics stores, as well as providing furniture and other product assembly services in stores, homes and offices.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the

Company operates in 9 countries that encompass approximately 47% of the total world population, through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia and New Zealand.

Critical Accounting Policies & Estimates

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 2 to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, consolidation of subsidiaries and other companies. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Four critical accounting policies are consolidation of subsidiaries, revenue recognition, allowance for doubtful accounts, and internal use software development costs.

Consolidation of Subsidiaries

The Company consolidates its 100% owned subsidiaries. The Company also consolidates all of its 51% owned subsidiaries as the Company believes it is the primary beneficiary and controls the economic activities in accordance with Accounting Standards Codification (ASC) 810-10, Consolidation of Variable Interest Entity.

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

Allowance for Doubtful Accounts

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $143,000 and $317,000 at December 31, 2010, and 2009, respectively. Bad debt expenses were $265,000 and $412,000 in 2010, and 2009, respectively.

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

The Company capitalized $632,000 and $586,000 of costs related to software developed for internal use in 2010, and 2009, respectively, and recognized approximately $518,000 and $396,000 of amortization of capitalized software for the twelve months ended December 31, 2010, and 2009, respectively.

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (in millions).

	Year Ended December 31,
	2010	%	2009	%
Net revenues	$63.2	100.0%	$57.5	100.0%
Cost of revenues	42.2	66.8	40.0	69.5
Selling, general & administrative expense	17.1	27.1	16.1	28.0
Depreciation & amortization	1.0	1.6	1.1	1.9
Interest expense	0.3	0.5	0.2	0.3
Other (income)	–	–	(0.6)	(1.0)

Income before income tax
provision and non-controlling interest	2.6	4.0	0.7	1.3
Provision for income taxes	0.3	0.4	0.1	0.3

Net income	2.3	3.6	0.6	1.0
Net (income) attributable to non- controlling interest	(0.1)	(0.2)	(0.1)	(0.1)
Net income	$2.2	3.4%	$0.5	0.9%

Results of operations for the twelve months ended December 31, 2010, when compared to the same period in  2009

Net Revenues

Net revenues of the Company for the twelve months ended December 31, 2010, were $63.2 million, compared to $57.5 million for the twelve months ended December 31, 2009, an increase of $5.7 million.

The Company’s domestic net revenues increased $10.2 million or 38.4% to $36.6 million in 2010 from $26.4 million in 2009.  The increase was attributable to both acquisition and organic growth.

The Company’s international net revenues totaled $26.6 million for 2010, decreasing 15% from $31.1 million in 2009. The primary reason for the decrease in 2010 international net revenues as compared to 2009 was the loss of marginally profitable sales promotion business in Japan, the loss of a key client in India, partially offset by increased revenue in Canada related to the business acquired from Wings and Ink.

Cost of Revenues

The Company’s cost of revenues consists of in-store labor and field management wages, related benefits, travel and other direct labor-related expenses. Cost of revenues was 66.8% of net revenues for the twelve months ended December 31, 2010, compared to 69.5% for the twelve months ended December 31, 2009.

Domestic cost of revenues of the Company as a percentage of its domestic net revenues were 64.1% and 63.2% for the twelve months ended December 31, 2010, and 2009, respectively.  The increase in cost of revenues as a percentage of net revenues was less than 1% due primarily to the mix of project work.  Approximately 87% and 84% of the Company’s domestic cost of revenue in both the twelve months ended December 31, 2010, and 2009, respectively, resulted from in-store merchandiser and field management services purchased from the Company’s affiliates, SMS and SMSI, respectively. (See Item 13 – Certain Relationships and Related Transactions, and Director Independence, above) and (See Note 10 to the Consolidated Financial Statements – Related Party Transactions).

Internationally, the Company’s cost of revenues as a percentage of its international net revenues were 70.4% and 74.9% for the twelve months ended December 31, 2010, and 2009, respectively. The cost of revenue percentage improvement of 4.5 percentage points was primarily due to a profitable mix of product services in Japan and Australia, partially offset by an unfavorable product mix of business in Canada and China.

Operating Expenses

The Company’s operating expenses consist of selling, general and administrative expenses, depreciation and amortization. Selling, general and administrative expenses of the Company include corporate overhead, project management, information technology, executive compensation, human resource, legal and accounting expenses. The following table sets forth the Company’s operating expenses and percentage of net revenues for the years indicated (in millions):

	Year Ended December 31,
	2010	%	2009	%

Selling, general & administrative	$17.1	27.1%	$16.1	28.0%
Depreciation and amortization	1.0	1.6	1.1	1.9

Total operating expenses	$18.1	28.7%	$17.2	29.9%

The Company’s domestic selling, general and administrative expenses totaled $9.2 million for 2010 compared to $7.8 million in 2009.  The increase in domestic selling, general and administrative expenses of approximately $1.4 million or 17.4% was primarily due to the incremental spending required to support the acquisition of the business of National Marketing Services.

International selling, general and administrative expenses of the Company for the twelve months ended December 31, 2010, were $8.0 million compared to $8.3 million for the prior year. The decrease of approximately $350,000 or 4.2% in the Company’s international selling, general and administrative expenses was primarily due to expense reductions in Japan of $1.1 million primarily driven by lower salary and other employee related expenses as a result of ownership change.  This favorability was partially offset by increased expenses in the Canadian market attributed to the Wings and Ink acquisition.

The Company’s depreciation and amortization charges were $1.0 million for the twelve months ended December 31, 2010, compared to $1.1 million for the twelve months ended December 31, 2009.

Interest Expense

The Company’s interest expense totaled approximately $309,000 for 2010, compared to interest expense of approximately $178,000 for 2009. The increase of $131,000 resulted from increased borrowings both domestically and internationally, in Australia and Canada.

Other Income

The Company’s other income was approximately $21,000 for twelve months ended December 31, 2010, compared to other income of approximately $582,000 for the twelve months ended December 31, 2009.  The 2009 income resulted from a third party litigation settlement and a credit from counsel against prior period legal expenses.

Income Taxes

The Company’s income tax provision for the twelve months ended December 31, 2010, was $263,000 resulting primarily from domestic Alternative Minimum Tax, state and international tax expense of $61,000, $95,000 and $107,000, respectively. The Company’s income tax provision for the twelve months ended December 31, 2009, was $169,000 resulting primarily from tax provisions related to international profits.

Non-Controlling Interest

The Company’s non-controlling interest income of $112,000 and $55,000 resulted from the net operating profits of the Company’s 51% owned subsidiaries for the twelve months ended December 31, 2010 and 2009, respectively.

Net Income

The SPAR Group had a net income for 2010 of approximately $2.2 million or $0.11 per diluted share, compared to net income for 2009 of approximately $502,000, or $0.03 per diluted share.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

For the twelve months ended December 31, 2010, the Company had a net income before non-controlling interest of $2.3 million, compared to a net income before non-controlling interest of $557,000 for the twelve months ended December 31, 2009.

The Company’s operating activities for the year ended December 31, 2010 was $260,000, compared to net cash provided by operating activities of $1.4 million in 2009. The decrease of approximately $1.2 million in cash provided by operating activities is primarily due to increases in accounts receivable and payments of accounts payable, accrued expenses and other liabilities partially offset by decreases in other assets and increased net income.

Net cash used by the Company in investing activities for the year ended December 31, 2010 and 2009, was $1.4 million and $831,000, respectively. The change in its net cash used in investing activities was a result of purchases of property and equipment and software capitalization, including the Company’s purchases of the business of Wings & Ink and certain non-controlling interest in subsidiaries.

Net cash provided by the Company’s financing activities for the year ended December 31, 2010 was $376,000 compared with net cash used in financing activities of $743,000 for the year ended December 31, 2009. The cash provided by financing activities was primarily a result of the Company’s net borrowings on its lines of credit offset by payments on capital leases.

The above activities resulted in a decrease in the Company’ s cash and cash equivalents for the twelve months ended December 31, 2010, of $736,000.

The Company had positive working capital of $4.4 million at December 31, 2010 compared to positive working capital of $252,000 at December 31, 2009. The Company’s current ratios were 1.37 and 1.02 at December 31, 2010 and 2009, respectively. The increase in working capital and current ratio were primarily due to increases in accounts receivable and decreases in accounts payable partially offset by reduced cash and other assets and increased accrued expenses and other liabilities.

Credit Facilities:

Domestic Credit Facility (“Webster Credit Facility)(reporting period through July 5, 2010):

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Webster Credit Facility”). The Webster Credit Facility provided for a $5.0 million revolving line of credit which matured on March 15, 2010. In February 2008, the Webster Credit Facility was amended to establish monthly EBITDA covenants until September 30, 2008, and to set a Fixed Charge Coverage Ratio covenant for the year ended December 31, 2008.  In January 2009 the Webster Credit Facility was amended to extend the agreement until March 15, 2009, adjust the interest rate to the greater of 5%, the Alternative Base Rate or 30 day LIBOR plus 2.75% and to increase the limit on the capital expenditures to $1.3 million.  In March 2009, the Webster Credit Facility was amended to extend the maturity until March 15, 2010, extend the monthly Fixed Charge Coverage Ratio covenant until March 15, 2010 and reset the limit on capital expenditures to $800,000.  On March 15, 2010, the Webster Credit Facility was further amended to extend the maturity and continue the monthly covenant requirements until September 15, 2010.

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

The basic interest rate under the Webster Credit Facility was the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changed with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Webster Credit Facility was 5% per annum for the period that commenced on January 1, 2010, and ended on July 6, 2010.  The Webster Credit Facility was secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

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

Revolving Loans of up to $6.5 million are available to the Borrowers under this new Sterling Credit Facility based upon the borrowing base formula defined in the Loan Agreement (principally 85% of "eligible" domestic accounts receivable less certain reserves).  The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

The domestic revolving loan balance outstanding under the Sterling Credit Facility was approximately $3.5 million at December 31, 2010, and the revolving loan balances outstanding under the Webster Credit Facility was approximately $ 4.0 million at December 31, 2009.  As of December 31, 2010, the Company had unused availability under the Sterling Credit Facility of $1.7 million out of the remaining maximum $3.0 million unused revolving line of credit.

The basic interest rate under the Sterling Credit Facility is equal to the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus one and one-half  (1.50%) percent per annum, which automatically changes with each change in such rate.  The aggregate interest rate on December 31, 2010, was 4.75% per annum under that formula.  The actual average interest rate under the Sterling Credit Facility was 4.75% per annum for the period that commenced on July 6, 2010, and ended on December 31, 2010.

Because of the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The new Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At December 31, 2010 the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation; there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

The Japanese subsidiary SPAR FM Japan, Inc.’s line of credit agreement totaling 100 million Yen or approximately $1.1 million (based upon the exchange rate at November 30, 2009) was cancelled on November 30, 2009, in connection with SGRP’s increase in ownership from 50% to 100%.

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian).  On September 11, 2009, the line of credit arrangement was amended to reduce the line of credit to $1.5 million (Australian), or approximately $1.5 million (based upon the exchange rate at December 31, 2010). At December 31, 2010, SPARFACTS Australia Pty. Ltd.

had $540,000 (Australian), or approximately $548,000, outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate under this facility was 10.2% per annum for the twelve months ended December 31, 2010.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $750,000 (based upon the exchange rate at December 31, 2010). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). At December 31, 2010, SPAR Canada Company had $623,000 (Canadian or USD), outstanding under the line of credit (based upon the exchange rate at December 31, 2010).  The average interest rate under this line of credit was 4.0% per annum for the twelve months ended December 31, 2010.

The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at December 31, 2010.

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $1.0 million and the Company received its first advance of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010. The parties amended such loan agreement on November 5, 2010, to reduce the applicable interest rates.  The remaining $500,000 balance of the originally-contemplated loan would have been advanced to the Company upon request and satisfaction of certain conditions prior to maturity, but the Company currently does not expect to request that advance.  The loan matures and is due in full on March 31, 2011.  The Company currently plans to repay the loan in full on maturity.

The loan is payable on an interest only basis at the rate of 9.5% per annum (originally 14% per annum prior to such amendment).  If the loan is not paid in full by March 31, 2011, the interest rate automatically increases to 14% per annum (which would have been 24% per annum prior to such amendment).  The average interest rate for this loan was 13.1% per annum for the twelve months ended December 31, 2010.

In addition to the cost of interest, the Company paid, at closing, to Michael Anthony Holding, Inc. a fee of $10,000 in cash and issued 75,000 warrants to purchase 75,000 shares of the SGRP Common Stock. The warrants are exercisable over two (2) years at the market price of $0.85 per Common share (SPAR’s closing stock price on that date).  The Company recorded a $52,000 expense for the cost of the warrants during 2010.  In addition, the loan is secured by the stock of SPAR Canada Company.

The Company’s international model is to form a joint venture subsidiary with a local investor having local merchandising expertise and combine the local investor's knowledge of the local market with the Company’s proprietary software and expertise in the merchandising and marketing business. In 2001, the Company established its first international subsidiary and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, South Africa, India, Romania, China, Australia and New Zealand through 7 active international subsidiaries.

Certain of these international subsidiaries are marginally profitable while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, the Company may find it necessary to provide additional cash infusions into these subsidiaries.

Management believes that based upon (among other things) its anticipated business, revenues and receivables collections and the existing credit facilities, the Company’s sources of cash availability will be sufficient to support ongoing operations over the next twelve months.

Certain Contractual Obligations

The following table contains a summary of certain of the Company’s contractual obligations by category as of December 31, 2010 (in thousands).

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Credit Facilities	$5,263	$5,263	–	–	–
Capital Lease Obligations	253	99	$154	–	–
Operating Lease Obligations	2,853	780	1,606	$467	–
Total	$8,369	$6,142	$1,760	$467	–

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.(T) Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management has designed such internal control over financial reporting by the Company to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2010.

Under applicable Securities Law, the Company is not yet required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly such an attestation has not been obtained or included in this Annual Report.

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are effective to insure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth quarter of its 2010 fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except for completion of the improvements the Company had undertaken with respect to its Indian subsidiary’s period end closing and reporting procedures related to accumulation and reporting of annual financial results and disclosures (as more fully described in the Company’s Amendment No. 2 to its 2009 Annual Report on Form 10-K as filed with the SEC on October 8, 2010.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders, presently scheduled to be held on May 26, 2011, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report.

Item 11. Executive Compensation

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders, presently scheduled to be held on May 26, 2011, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders, presently scheduled to be held on May 26, 2011, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders, presently scheduled to be held on May 26, 2011, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth in the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders, presently scheduled to be held on May 26, 2011, pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedule

1.      Index to Financial Statements filed as part of this report:

2.      Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts for the two years ended December 31, 2010	F-30

3.	Exhibits.

Exhibit Number	Description
3.1
Certificate of Incorporation of SPAR Group, Inc. (referred to therein under its former name of PIA Merchandising Services, Inc.), as amended ("SGRP"), incorporated by reference to SGRP's Registration Statement on Form S-1 (Registration No. 33-80429), as filed with the Securities and Exchange Commission ("SEC") on December 14, 1995 (the "Form S-1"), and the Certificate of Amendment filed with the Secretary of State of the State of Delaware on July 8, 1999 (which, among other things, changes SGRP's name to SPAR Group, Inc.), (incorporated by reference to Exhibit 3.1 to SGRP's Quarterly Report on Form 10-Q for the 3rd Quarter ended September 30, 1999).

3.2
Amended and Restated By-Laws of SPAR Group, Inc., adopted on May 18, 2004, as amended through August 5, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on August 10,2010).

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

4.4
SGRP's Offer to Exchange Certain Outstanding Stock Options for New Stock Options dated August 24, 2009, (incorporated by reference to Exhibits 99(a)(1)(A) through (G) of SGRP's Schedule TO dated August 24, 2009, as filed with the SEC on August 25, 2009 ("SGRP's SC TO-I")).

4.5
Form of SGRP's Common Stock Certificate (incorporated by reference to SGRP's Pre-Effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-162657) as filed with the SEC on February 7, 2011).

4.6
Form of SGRP's Preferred Stock Certificate (incorporated by reference to SGRP's Pre-Effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-162657) as filed with the SEC on February 7, 2011).

10.1
SPAR Group, Inc. 2008 Stock Compensation Plan, effective as of May 29, 2008, and as amended through May 28, 2009 (the "SGRP 2008 Plan") (incorporated by reference to SGRP's Current Report on Form 8-K dated June 4, 2009, as filed with the SEC on June 4, 2009).

10.2	Summary Description and Prospectus dated August 24, 2009, respecting the SPAR Group, Inc. 2008 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 99(a)(1)(G) to SGRP's SC TO-I).
10.3
Form of Nonqualified Stock Option Contract for new awards under the SGRP 2008 Plan (incorporated by reference to SGRP's first and final amendment to its SC TO-I on Schedule TO I/A dated October 20, 2009, as filed with the SEC on October 22, 2009).

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

10.7
Amended and Restated Change in Control Severance Agreement between William H. Bartels and SGRP, dated as of December 22, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.8
Amended and Restated Change in Control Severance Agreement between Gary S. Raymond and SGRP, dated as of December 30, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.9
Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SGRP, dated as of December 31, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.10
Amended and Restated Change in Control Severance Agreement between Patricia Franco and SGRP, dated as of December 31, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.11
Amended and Restated Change in Control Severance Agreement between James R. Segreto and SGRP, dated as of December 20, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

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

10.41
Consent, Joinder, Release and Amendment Agreement (Amendment No. 1) to the Webster Credit Agreement among the SPAR Webster Borrowers and Webster dated as of October 31, 2003 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 30, 2004).

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

10.54
Limited Guaranty of Robert G. Brown respecting certain obligations of the SPAR Webster Borrowers under the Webster Credit Agreement in favor of Webster dated as of May 18, 2007 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.55
Limited Guaranty of William H. Bartels respecting certain obligations of the SPAR Webster Borrowers under the Webster Credit Agreement in favor of Webster dated as of May 18, 2007 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

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

10.70
Debtor Finance Agreement dated as of May 24, 2006, by and among Bendingo Bank Limited ACN and SPARFACTS Pty Ltd. together with Bendingo Bank Limited ACN Standard Terms and Conditions (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the SEC on May 15, 2008).

14.1
Code of Ethical Conduct for the Directors, Senior Executives and Employees, of SPAR Group, Inc., dated May 1, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 5, 2004)."

14.2
Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information, as adopted and restated on May 1, 2004, and as further amended through March 10, 2011 (as filed herewith).

21.1	List of Subsidiaries (as filed herewith).
23.1	Consent of Rehmann Robson (as filed herewith).
23.2	Consent of Nitin Mittalan & Co. (as filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By: /s/ Gary S. Raymond
Gary S. Raymond
Chief Executive Officer

Date: March 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Gary S. Raymond	Chief Executive Officer and Director
Gary S. Raymond
Date: March 15, 2011

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: March 15, 2011

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: March 15, 2011

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: March 15, 2011

/s/ Jerry B. Gilbert	Director
Jerry B. Gilbert
Date: March 15, 2011

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: March 15, 2011

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: March 15, 2011

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 15, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SPAR Group, Inc. and Subsidiaries
Tarrytown, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for years then ended. Our audits also included the financial statement schedule for these years as listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of SPAR Solutions India Private Limited as of and for the years ended December 31, 2010 and 2009. These statements reflect total assets constituting 5% and 7% of consolidated total assets as of December 31, 2010 and 2009, respectively, and total revenues constituting 5% and 9% of total consolidated revenue for the years then ended, respectively. Such financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SPAR Solutions India Private Limited for 2010 and 2009, is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditor for 2010 and 2009, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule for those years, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ Rehmann Robson

Troy, Michigan
March 15, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SPAR Solutions Merchandising Private Limited
New Delhi, India

The board of directors and stockholders of SPAR Solutions Merchandising Private Limited

We have re-instated the accompanying balance sheets of SPAR Solutions Merchandising Private Limited, a company incorporated under the laws of India, as of December 31, 2010 and 2009 (Audited by Statutory Auditors of the company) and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to re-instate these financial statements based on audited financials provided to us.

We conducted this reinstatement in accordance with generally accepted auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the reinstatement to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examination on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPAR Solutions Merchandising Private Limited as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in United States.

/s/ Nitin Mittal & Co.

New Delhi, India
March 11, 2011

 SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$923	$1,659
Accounts receivable, net	13,999	10,231
Prepaid expenses and other current assets	1,283	1,182
Total current assets	16,205	13,072

Property and equipment, net	1,452	1,550
Goodwill	848	798
Intangibles	362	-
Other assets	226	1,931
Total assets	$19,093	$17,351

Liabilities and equity
Current liabilities:
Accounts payable	$1,804	$3,819
Accrued expenses and other current liabilities	2,733	2,226
Accrued expenses due to affiliates	1,575	1,436
Customer deposits	471	477
Lines of credit and other debt	5,263	4,862
Total current liabilities	11,846	12,820

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized shares - 3,000,000
Issued and outstanding shares-	6	6
554,402 – December 31, 2010 and 2009
Common stock, $.01 par value:
Authorized shares - 47,000,000
Issued and outstanding shares - 19,314,306 – December 31, 2010
19,139,365 – December 31, 2009	193	191
Treasury stock	(1)	(1)
Additional paid-in capital	13,549	13,099
Accumulated other comprehensive loss	(142)	(220)
Accumulated deficit	(6,808)	(8,975)
Total SPAR Group, Inc. equity	6,797	4,100
Non-controlling interest	450	431
Total liabilities and equity	$19,093	$17,351

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009
Net revenues	$63,154	$57,549
Cost of revenues	42,165	40,019
Gross profit	20,989	17,530
Selling, general and administrative expense	17,140	16,127
Depreciation and amortization	1,018	1,081
Operating income	2,831	322
Interest expense	310	178
Other (income)	(21)	(582)
Income before provision for income taxes	2,542	726

Provision for income taxes	263	169
Net income	2,279	557

Net income attributable to non-controlling interest	112	55
Net income attributable to SPAR Group, Inc	$2,167	$502
Net income per basic and diluted common share:

Net income – basic and diluted	$0.11	$0.03
Weighted average common shares – basic	19,209	19,139
Weighted average common shares – diluted	20,602	19,434

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands)

	Preferred Stock		Common Stock					Accumulated Other	Non-
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Gain	Controlling Interest	Total Equity
Balance at January 1, 2009	554	$6	19,139	$191	$(1)	$12,821	$(9,477)	$(361)	$488	$3,667

Preferred Stock Issued			–	–	–	–	–	–	–
Issuance of stock options to non-employees for services			–	–	–	70	–	–	–	70
Issuance of stock options to employees for services			–	–	–	136	–	–	–	136
Purchase of non-controlling interest in joint ventures			–	–	–	51	–	–	(112)	(61)
Stock Compensation			–	–	–	21	–	–	–	21
Comprehensive income:
Foreign currency translation gain			–	–	–	–	–	141	–	141
Net Income							502	–	55	557
Comprehensive income							502	141	55	698
Balance at December 31, 2009	554	$6	19,139	$191	$(1)	$13,099	$(8,975)	$(220)	$431	$4,531

Preferred Stock Issued			–	–	–	–	–	–	–

Issuance of stock options and warrants to non-employees for services			120	1	–	204	–	–	–	205

Issuance of stock options to employees for services			–	–	–	131	–	–	–	131
Exercise of Options			55	1	–	25	–	–	–	26
Purchase of non-controlling interest in joint ventures			–	–	–	90	–	–	(141)	(51)
Other changes to non-controlling interest									48	48
Comprehensive income:
Foreign currency translation gain			–	–	–	–	–	78	–	78
Net Income							2,167	–	112	2,279
Comprehensive income							2,167	78	112	2,357
Balance at December 31, 2010	554	$6	19,314	$193	$(1)	$13,549	$(6,808)	$(142)	$450	$7,247

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009
Operating activities

Net income	$2,279	$557
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,018	1,081
Issuance of stock and stock options for service	336	278
Additional paid-in capital purchase of non- controlling interest and other changes in non- controlling interest	93	(112)
Changes in operating assets and liabilities:
Accounts receivable	(3,790)	2,997
Prepaid expenses and other assets	1,604	139
Accounts payable, accrued expenses, other current liabilities and customer deposits	(1,280)	(3,529)
Net cash provided by operating activities	260	1,411

Investing activities

Purchases of property and equipment and non-controlling interest in subsidiary	(1,439)	(831)

Financing activities

Net borrowing (repayments) from lines of credit	445	(743)
Repayments of capital lease obligations	(95)	–
Proceeds from employee stock purchase plan and exercised options	26	–
Net cash provided by (used in) financing activities	376	(743)

Effect of foreign exchange rate changes on cash	67	137

Net change in cash and cash equivalents	(736)	(26)
Cash and cash equivalents at beginning of year	1,659	1,685
Cash and cash equivalents at end of year	$923	$1,659

Supplemental disclosure of cash flows information

Interest paid	$378	$288
Income taxes paid	$203	$799
Equipment purchased through capital lease	$250	$–

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business and Organization

The SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, furniture and other product assembly services, Radio Frequency Identification (“RFID”) services, technology services and marketing research services.  Assembly services are performed in stores, homes and offices while those other services are primarily performed in mass merchandisers, office supply, grocery and drug store chains, and independent, convenience and electronics stores.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at the store level, and the Company may be engaged by either the retailer or the manufacturer.  Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories "on the shelf" in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, replenishing kiosks, providing in-store event staffing and providing assembly services in stores, homes and offices.  Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, special seasonal or promotional merchandising, focused product support and product recalls.  The Company also provides RFID services, technology services and marketing research services.

Today the Company operates in 9 countries that encompass approximately 47% of the total world population. Although it operates in a single business segment (merchandising and marketing services), the Company currently divides its operations for marketing, administrative and other purposes into two geographic divisions: its Domestic Merchandising Services Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979; and its International Merchandising Services Division, which began operations in May of 2001 and provides similar merchandising, marketing services and in-store event staffing services in Japan, Canada, South Africa, India, Romania, China, Australia and New Zealand.

The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

Domestic Merchandising Services Division

The Company’s Domestic Merchandising Services Division provides nationwide merchandising and other marketing services throughout the United States of America primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, office supply, grocery and drug store chains, and independent, convenience and electronics stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies.

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

Primary Territory (+ additional Territory)	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York United States of America
Japan	May 2001	100%	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
Turkey	July 2003	51%*	Istanbul, Turkey
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	100%**	New Delhi, India
Lithuania	September 2005	51%***	Siauliai, Lithuania
Australia (+ New Zealand)	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%****	Bucharest, Romania
China	March 2010	51%*****	Shanghai, China

*	Currently not in operation while the Company explores a change in this subsidiary's market focus.
**	As of September 30, 2010, the Company owned 100% of this subsidiary.
***	The Company closed this subsidiary's operations in Fourth Quarter 2010.
****	Currently the Company owns two subsidiaries in Romania. One Subsidiary is 100% owned and the second subsidiary, acquired in July 2009, is 51% owned.
*****	Currently the Company owns two subsidiaries in China. One Subsidiary is 100% owned and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates its 100% owned subsidiaries. The Company also consolidates all of its 51% owned subsidiaries as the Company believes it is the primary beneficiary and controls the economic activities in accordance with Accounting Standards Codification (ASC) 810-10, Consolidation of Variable Interest Entities.

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

Doubtful Accounts and Credit Risks

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $143,000 and $317,000 at December 31, 2010, and 2009, respectively. Bad debt expenses were $265,000 and $412,000 in 2010, and 2009, respectively.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method.

Capital Lease Obligations

The Company has two outstanding capital lease obligations. The first lease originating in March 2010 has a cost of $215,000, accumulated depreciation of $29,800 and a net book value of $185,200 at December 31, 2010.  The second lease originating in November 2010 has a cost of $48,100, accumulated depreciation of $2,700 and a net book value of $45,400 at December 31, 2010.

Annual future minimum lease payments required under the lease, together with the present value as of December 31, 2010 are as follows:

Year Ending December 31,	Amount
2011	$99
2012	99
2013	55
253
Less amount representing interest	23
Present value of net minimum lease payments included with other liabilities	$230

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

The Company capitalized $632,000 and $586,000 of costs related to software developed for internal use in 2010, and 2009, respectively, and recognized approximately $518,000 and $396,000 of amortization of capitalized software for the twelve months ended December 31, 2010, and 2009, respectively.

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

Excess Cash

The Company’s domestic cash balances are generally utilized to pay its bank lines of credit. International cash balances are maintained in liquid cash accounts and are utilized to fund daily operations.

Major Customers - Domestic

One customer accounted for 10% of the Company's net revenues for the years ended December 31, 2010, and 2009, resulting from merchandising services performed for a large pharmaceutical distributor. This customer accounted for approximately 5% and 6% of the Company's accounts receivable at December 31, 2010, and 2009, respectively.

In addition, approximately 10% and less than 1% of the Company’s net revenue for the years ended December 31, 2010, and 2009, respectively, resulting from merchandising and assembly services performed for a major office supply chain and for manufacturers within this claim.  These customers accounted for approximately 3% and less than 1% of the Company’s accounts receivable at December 31, 2010, and 2009, respectively.

Approximately 7% and 6% of the Company’s net revenues for the years ended December 31, 2010, and 2009, respectively, resulting from merchandising services performed for manufacturers and others in stores operated by a leading mass merchandising chain in the United States. This customer accounted for approximately 4% and 9% of the Company’s accounts receivable at December 31, 2010, and 2009, respectively.

In 2010, the Company performed merchandising and marketing services for manufacturers and others in a national drug store chain.  The services accounted for approximately 6% of the company's net revenues for the twelve months ended December 31, 2010.  Effective March 1, 2011, the Company will no longer be providing these merchandising and marketing services in this national drug store chain.

Foreign Currency Rate Fluctuations

The Company has foreign currency exposure associated with its international subsidiaries. In both 2010 and 2009, these exposures are primarily concentrated in the Canadian Dollar, South African Rand, Australian Dollar and Japanese Yen. At December 31, 2010, international assets totaled $8.2 million and international liabilities totaled $6.2 million. For 2010, international revenues of subsidiaries posted $26.6 million and the international share of the Company’s net income was a net loss of approximately $506,000.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At December 31, 2010, the Company’s outstanding debt totaled $5.3 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.75%	$3,536
International	4.0% - 10.2%	1,727
		$5,263

(1)         Per annum interest at December 31, 2010
(2)         Based on exchange rate at December 31, 2010

Based on 2010 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows by approximately $45,000.

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

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 140% and 144% for 2010, and 2009, respectively; risk-free interest rate of 3.30% and 3.85% for 2010, and 2009, respectively; and expected lives of six years.

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

Goodwill and Other Intangible Assets

The Company follows ASC-805-10, Goodwill and Other Intangible Assets, as such, goodwill is no longer amortized, but is subject to annual impairment tests. At December 31, 2010 and 2009 the Company performed the required impairment test. The Company calculated the fair value of each business unit for which goodwill was recorded to determine if there was an impairment. The fair value of each unit was based upon the estimate of the discounted cash flow generated by the respective business unit. As a result of these calculations, it was determined that there was no impairment to the goodwill.

On April 1, 2010, with the approval of SGRP's directors, the Company acquired substantially all of the business, customer contracts, receivables, work-in progress, other assets and certain liabilities of 2078281 Ontario Limited, an Ontario merchandising and marketing company doing business as Wings & Ink.  A portion of this purchase was allocated to customer contracts.  The contracts are being amortized on a straight line basis over 5 years.

Translation of Foreign Currencies

The financial statements of the foreign entities consolidated into SPAR Group, Inc. consolidated financial statements were translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts for assets and liabilities were converted at year-end rates, equity at historical rates and income statement accounts at average exchange

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

rates for the year. The resulting translation gains and losses are reflected in accumulated other comprehensive gain or loss in the statements of stockholders’ equity. Foreign currency transaction gains and losses are reflected in net earnings.

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

During December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The ASU is effective prospectively for business combinations whose acquisition date is at or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments to this guidance also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of the ASU will impact disclosures in future interim and annual financial statements issued if the Company enters into business combinations.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

3. Supplemental Balance Sheet Information

	December 31,
Accounts receivable, net, consists of the following (in thousands):	2010	2009

Trade	$9,846	$7,250
Unbilled	3,914	2,953
Non-trade	382	345
	14,142	10,548
Less:
Allowance for doubtful accounts	(143)	(317)
	$13,999	$10,231

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (continued)

	December 31,
Property and equipment consists of the following (in thousands):	2010	2009

Equipment	$7,893	$7,669
Furniture and fixtures	541	558
Leasehold improvements	250	245
Capitalized software development costs	3,518	2,886
	12,202	11,358
Less accumulated depreciation and amortization	10,750	9,808
	$1,452	$1,550

	December 31,
Other assets (in thousands):	2010	2009

Safeway settlement (inclusive of interest)	$–	$1,744
Other	226	187
	$226	$1,931

	December 31,
Accrued expenses and other current liabilities (in thousands):	2010	2009

Accrued accounting and legal expenses	$266	$201
Accrued salaries payable	708	696
Other	1,759	1,329
	$2,733	$2,226

4. Lines of Credit

Domestic Credit Facility (“Webster Credit Facility)(reporting period through July 5, 2010):

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Webster Credit Facility”). The Webster Credit Facility provided for a $5.0 million revolving line of credit which matured on March 15, 2010. In February 2008, the Webster Credit Facility was amended to establish monthly EBITDA covenants until September 30, 2008, and to set a Fixed Charge Coverage Ratio covenant for the year ended December 31, 2008.  In January 2009 the Webster Credit Facility was amended to extend the agreement until March 15, 2009, adjust the interest rate to the greater of 5%, the Alternative Base Rate or 30 day LIBOR plus 2.75% and to increase the limit on the capital expenditures to $1.3 million.  In March 2009, the Webster Credit Facility was amended to extend the maturity until March 15, 2010, extend the monthly Fixed Charge Coverage Ratio covenant until March 15, 2010 and reset the limit on capital expenditures to $800,000.  On March 15, 2010, the Webster Credit Facility was further amended to extend the maturity and continue the monthly covenant requirements until September 15, 2010.

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

The basic interest rate under the Webster Credit Facility was the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changes with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Webster Credit Facility was 5% per annum for the period that commenced on January 1, 2010, and ended on July 6, 2010.  The Webster Credit Facility was secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

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

Revolving Loans of up to $6.5 million are available to the Borrowers under this new Sterling Credit Facility based upon the borrowing base formula defined in the Loan Agreement (principally 85% of "eligible" domestic accounts receivable less certain reserves).  The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

The domestic revolving loan balance outstanding under the Sterling Credit Facility was approximately $3.5 million at December 31, 2010, and the revolving loan balances outstanding under the Webster Credit Facility was approximately $ 4.0 million at December 31, 2009.  As of December 31, 2010, the Company had unused availability under the Sterling Credit Facility of $1.7 million out of the remaining maximum $3.0 million unused revolving line of credit.

The basic interest rate under the Sterling Credit Facility is equal to the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus one and one-half  (1.50%) percent per annum, which automatically changes with each change in such rate.  The aggregate interest rate on December 31, 2010, was 4.75% per annum under that formula.  The actual average interest rate under the Sterling Credit Facility was 4.75% per annum for the period that commenced on July 6, 2010, and ended on December 31, 2010.

Because of the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The new Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At December 31, 2010 the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Lines of Credit (continued)

in the future and should the Company be in violation; there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities and Other Debt:

The Japanese subsidiary SPAR FM Japan, Inc. line of credit agreement totaling 100 million Yen or approximately $1.1 million (based upon the exchange rate at November 30, 2009) was cancelled on November 30, 2009 in connection with SGRP’s increase in ownership from 50% to 100%.

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian).  On September 11, 2009, the line of credit arrangement was amended to reduce the line of credit to $1.5 million (Australian), or approximately $1.5 million (based upon the exchange rate at December 31, 2010). At December 31, 2010, SPARFACTS Australia Pty. Ltd. had $540,000 (Australian), or approximately $548,000, outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate under this facility was 10.2% per annum for the twelve months ended December 31, 2010.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $750,000 (based upon the exchange rate at December 31, 2010). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.   On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). At December 31, 2010, SPAR Canada Company had $623,000 (Canadian or USD) outstanding under the line of credit (based upon the exchange rate at December 31, 2010).  The average interest rate under this line of credit was 4.0% per annum for the twelve months ended December 31, 2010.

The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at December 31, 2010.

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $1.0 million and the Company received its first advance of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010. The parties amended such loan agreement on November 5, 2010, to reduce the applicable interest rates.  The remaining $500,000 balance of the originally-contemplated loan would have been advanced to the Company upon request and satisfaction of certain conditions prior to maturity, but the Company currently does not expect to request that advance.  The loan matures and is due in full on March 31, 2011.  The Company currently plans to repay the loan in full on maturity.

The loan is payable on an interest only basis at the rate of 9.5% per annum (originally 14% per annum prior to such amendment).  If the loan is not paid in full by March 31, 2011, the interest rate automatically increases to 14% per annum (which would have been 24% per annum prior to such amendment).  The average interest rate for this loan was 13.1% per annum for the twelve months ended December 31, 2010.

In addition to the cost of interest, the Company paid, at closing, to Michael Anthony Holding, Inc. a fee of $10,000 in cash and issued 75,000 warrants to purchase 75,000 shares of SGRP Common Stock. The warrants are exercisable over two (2) years at the market price of $0.85 per Common share (SPAR’s closing stock price on that date). The Company recorded a $52,000 expense for the cost of the warrants during 2010.  In addition, the loan is secured by the stock of SPAR Canada Company.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes

The provision for income tax expense is summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009
Current	$263	$169
Deferred	–	–
	$263	$169

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Provision for income taxes at federal statutory rate, net of foreign tax	$726	$136
State income taxes, net of federal benefit	89	43
Permanent differences	18	18
Change in valuation allowance	(722)	(202)
International tax provisions	92	109
Federal Alternative Minimum Tax	58	–
Change in Tax Reserve	22	4
Other	(20)	61
Provision for income taxes	$263	$169

Deferred taxes consist of the following (in thousands):	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$5,953	$7,179
Deferred revenue	145	3
SIM reserve against loan commitment	147	147
Allowance for doubtful accounts and other receivable	36	115
Share-based compensation expense	427	374
Depreciation	34	72
Accrued expenses	–	5
Other	27	27
Valuation allowance	(6,275)	(6,997)
Total deferred tax assets	494	926

Deferred tax liabilities:
Goodwill	121	101
Litigation receivables	–	496
Capitalized software development costs	373	329
Total deferred tax liabilities	494	926
Net deferred tax assets	$–	$–

At December 31, 2010, the Company has net operating loss carryforwards (NOLs) of $4.9 million, related to the PIA Acquisition available to reduce future federal taxable income.  Section 382 of the Internal Revenue Code restricts the annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership had occurred in 1999.  The Company may utilize $657,500 of the PIA NOLs per year through the year 2018.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

In addition, the Company incurred NOLs related to its prior year losses totaling $10.8 million of which:

$2.7 expires in 2024,
$0.7 expires in 2025,
$3.6 expires in 2026,
$2.9 expires in 2027,
$0.7 expires in 2028, and
$0.2 expires in 2029.

As a result of losses, a challenging market and the lack of certainty of continued profitability in 2010, the Company has established a valuation allowance of approximately $6.3 million against deferred tax assets at December 31, 2010.

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

The Company adopted provisions of ASC-740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Beginning Balance	$119	$115
Additions for tax positions of prior years	33	21
Reductions for tax positions of prior years	(109)	(17)
Ending Balance	$43	$119

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

In management's view, the Company's tax reserves at December 31, 2010, totaling $43,000 for potential domestic state tax liabilities were sufficient to meet the requirements of ASC-740-10. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

Details of the Company's tax reserves at December 31, 2010, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$34	$5	$4	$43
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$34	$5	$4	$43

6. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $346,000 and $418,000 for 2010, and 2009, respectively. At December 31, 2010, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

Year	Amount
2011	$780
2012	710
2013	473
2014	423
2015	467
Total	$2,853

International Commitments

The Company’s international model is to join forces with local investors experienced with merchandising services and combine their knowledge of their local markets with the Company’s proprietary software and expertise in the merchandising and marketing business. In 2001, the Company established its first international subsidiary and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, South Africa, India, Romania, China, Australia and New Zealand through 7 active international subsidiaries.

Certain of these international subsidiaries are marginally profitable while others are operating at a loss. None of these entities have excess cash reserves. In the event of continued losses, SGRP may find it necessary to provide additional cash infusions into these subsidiaries.

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

In addition to the above, the Company is a party to various other legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company’s management, disposition of these other matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

7. Treasury Stock

The Company initiated a share repurchase program in 2002, which allowed for repurchase of up to 100,000 shares. In 2003, the Board of Directors authorized the repurchase of an additional 122,000 shares increasing the total to 222,000 shares.

The Company’s treasury stock balances have remained unchanged at a quantity of 254 shares at a value of $1,212 for the years 2010 and 2009.

8. Preferred Stock

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time.  The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock.  The number of shares authorized by such designation could, however, be reduced by amendment or redemption to facilitate the creation of other SGRP Preferred Series.  On December 31, 2010, there were 554,402 shares of SGRP Series A Preferred Stock were issued and outstanding, such shares are fully paid and non-assessable, and the Company owes approximately $118,000 in accumulated and unpaid dividends on those shares, and there were 2,455,598 shares of authorized Series A Preferred Stock that remained unissued and available for issuance.

On December 31, 2010, there were 338,801 shares of such Series A Preferred Stock owned by a non-SGRP retirement plan whose trustee is and beneficiaries include Robert G. Brown (who is a co-founder, director, executive officer and significant shareholder of SGRP), and 215,601 shares of such Series A Preferred Stock owned by a non-SGRP retirement plan whose trustees is and beneficiaries include William H. Bartels (who also is a co-founder, director, executive officer and significant shareholder of SGRP), which shares collectively constituted all of the outstanding shares of Series A Preferred Stock. Those shares were originally purchased pursuant to subscription agreements on March 31, 2008, and September 24, 2008, at the closing Nasdaq bid price of SGRP Common Stock for the preceding trading day, which was $1.12 per share for the March purchases and $0.86 per share for the September purchases.  The offer and sale of such Preferred Stock was not registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.  For more information respecting these purchases - "See Note 10 to the Consolidated Financial Statements – Related Party Transactions, below."

On or before March 10, 2011, Mr. Brown and Mr. Bartels, as trustees of those plans, each had requested that their plan's preferred shares be converted into SGRP Common Stock in accordance with its terms, and in order to facilitate conversion of those shares by payment of all accrued and unpaid dividends, on March 10, 2011, SGRP's Board of Directors (i) fixed March 10, 2011, as the applicable record date for determination of the holders of the SGRP Series A Preferred Stock eligible to receive such dividends, (ii) declared a dividend on such SGRP Series A Preferred Stock equal to the accrued and unpaid dividends thereon, payable in shares of SGRP Common Stock valued at their market value ($2.34 per share) on such record date, and (iii) authorized the issuance of the shares of SGRP Common Stock necessary to effect such conversion (554,402 shares) and accrued dividend payment (54,584 shares) in consideration of the preferred shares surrendered and the accrued dividends thereby satisfied.  As a result of such conversions and stock dividends, on March 11, 2011, Mr. Brown's plans received 372,158 shares of SGRP Common Stock (33,357 shares of

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Preferred Stock (continued)

which were for accrued dividends) and Mr. Bartel's plan received 236,828 shares of SGRP Common Stock (21,227 shares of which were for accrued dividends).

9. Employee Benefits

Stock Purchase Plans

The Company has Employee and Consultant Stock Purchase Plans (the “SP Plans”). The SP Plans allow employees and consultants of the Company to purchase common stock without having to pay any commissions on the purchases. On August 8, 2002, the Company’s Board of Directors approved a 15% discount for employee purchases and recommended that its affiliates (See Note 10 – Related-Party Transactions) approve a 15% cash bonus for affiliate consultant purchases. The maximum amount that any employee or consultant can contribute to the SP Plans per quarter is $6,250, and the total number of shares reserved by the Company for purchase under the SP Plans is 500,000.

Shares purchased by employees and consultants under the SP Plans were 16,763 and 13,237 for 2010, and 2009, respectively.  As of December 31, 2010, 141,907 shares remain outstanding under the SP plan.

The Company’s expense resulting from the 15% discount offered to employees and consultants was immaterial for all years presented.

Retirement/Pension Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. Employer contributions were suspended for 2009 and 2010.

10. Related-Party Transactions

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR Infotech, Inc. (“SIT”).

SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists field force and approximately 92% of the Company’s domestic field management at a total cost of approximately $20 million and $14 million for 2010 and 2009, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended (the "Field Services Agreement"), SMS provides merchandising services to the Company through the use of approximately 5,300 of its field force of merchandising specialists.  Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 54 full-time national, regional and district managers to the Company.  For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the "Plus Compensation").  In 2009, SMS and the Company agreed to provide a temporary price concession by lowering the Plus Compensation rate by one percentage point, from 4% to 3%, effective January 1, 2009, continuing through December 31, 2009, at which time the Plus Compensation rate was re-instated to 4% as of January 1, 2010. The total Plus Compensation earned by SMS and SMSI for services rendered in 2010 was $778,000.  The total Plus Compensation (3% of the costs of SMS and SMSI for 2009) earned by SMS and SMSI for services rendered in 2009 was $404,000.

The Company has continued to purchase those services because it believes the terms it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services.  The Company periodically engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates.  The most recent such survey showed that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services.  The Company's cost of revenue would have increased by $609,000 and $492,000 for the years ended December 31, 2010 and 2009, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described below.

The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

In an effort to further reduce costs and improve efficiencies, on January 1, 2010, the Company began performing its own programming services through its centralized data processing facility located in Auburn Hills, Michigan, using its own employees and contractors worldwide, and ceased utilizing the programming services of SIT.  The Company hired the majority of the employees and contractors who previously worked for SIT with SIT's cooperation.  In 2009, SIT provided substantially all of the Internet computer programming services purchased by the Company at a total cost of $572,000 for the twelve months ended December 31, 2009. SIT provided approximately 21,000 hours of Internet computer programming services to the Company for the twelve months ended December 31, 2009. The average hourly billing rate was $26.64 for the twelve months ended December 31, 2009. The Company has been advised that no hourly charges or business expenses for Messrs. Brown and Bartels were charged to the Company by SIT for the twelve months ended December 312009. However, since SIT is a "Subchapter S" corporation and is owned by Messrs. Brown and Bartels, all income of SIT is allocated to them.

In July 2008, the Company, through SPAR Marketing Force, Inc. (“SMF”), entered into a new Master Lease Agreement with SMS, and in July and September of 2008 entered into new separate operating leases with SMS pursuant to Equipment Leasing Schedules under that Master Lease Agreement.  Each operating lease has a 36 month term and representations, covenants and defaults customary for the leasing industry. The leases are for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in the United States and have a total monthly payment of $11,067. These handheld computers had an original purchase price of $401,188. The monthly payments are based upon a lease factor of 3.1%.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related-Party Transactions (continued)

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

The following transactions occurred between the Company and the above affiliates (in thousands):

	Year Ended December 31,
	2010	2009
Services provided by affiliates:
Independent contractor services (SMS)	$16,052	$10,820

Field management services (SMSI)	$4,110	$3,223

Handheld computer leases (SMS)	$132	$132

Internet and software program consulting services (SIT)	$–	$572

Accrued expenses due to affiliates (in thousands):	December 31,
	2010	2009
Total accrued expenses due to affiliates	$1,575	$1,436

In addition to the above, through the services of Affinity Insurance, Ltd. (“Affinity”), the Company purchases insurance coverage for its casualty and property insurance risk. The Company’s Chairman and Vice Chairman own, through SMSI, a minority (less than 1%) equity interest in Affinity.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related-Party Transactions (continued)

SGRP’s Audit Committee periodically reviews and has approved all of the related party relationships and transactions described above, as required by and in accordance with its Charter and the Company's Code of Ethical Conduct, NASDAQ rules and applicable law, the Audit Committee reviews each material related party transaction for its overall fairness to the Company, both initially and periodically (often annually), which review includes (without limitation) the costs and benefits to the Company, the other terms of the transactions, the affiliated relationship of the parties, and whether the overall economic and other terms are (or continue to be) no less favorable to the Company than would be the case with an unrelated provider of substantially similar services.

11. Stock Based Compensation

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation (continued)

Summary of 2010 Plan Activities:

	Outstanding Options
Plan	Beginning Balance	Granted	Exercised	Cancelled	December 31, 2010 Balance
2008 Plan	2,102,189	422,950	(40,065)	(32,600)	2,452,474
2000 Plan	281,041	–	(14,876)	(37,000)	229,165
Special Purpose Plan	–	–	–	–	–
1995 Plan	2,000	–	–	(2,000)	–
Director’s Plan	–	–	–	–	–
Total	2,385,230	422,950	(54,941)	(71,600)	2,681,639

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

On August 6, 2009, 330,000 new stock option grants were issued to employees, officers, and certain employees of its affiliate at an exercise price of $0.40, which represents the fair market value of a share of the Company’s common stock on August 6, 2009, as determined in accordance with the Company’s 2008 Stock Compensation Plan.  The estimated stock compensation expense is $93,000 and $42,000 for employees and non-employees, respectively, which will be recognized ratably over the four-year vesting period.

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

On August 6, 2009, in order to restore the intended value and incentives under SGRP's outstanding stock options as permitted by the Repricing Amendment, the Compensation Committee and Board approved a plan to offer to its employees, officers, directors, consultants and retirees the opportunity to surrender options on approximately 2.1 million shares of the Company's common stock  in exchange for repriced replacement options (“New Option Contracts”)  in the same amount as the surrendered option shares except for those surrendered by outside directors, who will receive fewer replacement shares.

The Company detailed such plan in its Offer to Exchange Certain Outstanding Stock Options for New Stock Options dated August 24, 2009 (including its exhibits and incorporated documents, the "Exchange Offer"), as filed with the SEC in its Schedule TO on August 25, 2009.

On September 24, 2009, pursuant to the Company’s Exchange Offer: eighty-one of the Company’s eligible officers, employees and consultants voluntarily surrendered for exchange and cancellation their existing option contracts to

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation (continued)

purchase an aggregate of 1,257,740 shares of SGRP's common stock, representing approximately 82.5% of the total option shares under all existing option contracts eligible for exchange. Those existing option contracts were accepted for exchange by the Company; and in exchange for those surrendered option contracts, the Company issued new stock option contracts to them to purchase an aggregate of 1,257,740 shares of SGRP's common stock (“New Option Contracts”). These New Option Contracts have an exercise price of $0.40 per share, which represents the fair market value of a share of SGRP's common stock on August 6, 2009 (their grant date), as determined in accordance with SGRP's  2008 Stock Compensation Plan and will vest over four (4) years.  The incremental compensation expense to the Company is approximately $92,000 (based on current Black-Scholes computation factors), which will be recognized ratably over the vesting period from August 7, 2009, to August 6, 2013.

Also on September 24, 2009, pursuant to the Company’s Exchange Offer: all five of the Company’s eligible current and retired outside directors voluntarily surrendered for exchange and cancellation their existing option contracts to purchase an aggregate of 530,564 shares of SGRP's common stock, representing 98.2% of the total option shares under all existing option contracts eligible for exchange by such directors; those existing option contracts were accepted for exchange by the Company; and in exchange for those surrendered option contracts, the Company issued new stock option contracts to them to purchase an aggregate of 446,000 shares of SGRP's common stock for exchange and cancellation of their existing option contracts.  These new contracts have an exercise price of $0.40 per share, which represents the fair market value of a share of SGRP's common stock on August 6, 2009 (their grant date), as determined in accordance with the Company's 2008 Stock Compensation Plan, vest immediately, and have no incremental compensation expense to the Company.  The number of shares covered by the new stock options received by the outside directors averaged 0.83 new option shares for each surrendered and cancelled option share, which they required to avoid any such incremental compensation expense to the Company from their participation in the repricing exchange.

Based upon the Black-Scholes calculation, share-based compensation expense related to employee stock option grants totaled $131,000 and $136,000 for the years ended December 31, 2010 and 2009, respectively. Compensation expense related to non-employee stock option grants awarded to the employees of the Company’s affiliates was $80,000 and $70,000 for the years ended December 31, 2010 and 2009, respectively.  The unamortized expense as of December 31, 2010, was approximately $340,000 for outstanding stock option grants.  The impact of the total share-based compensation expense on basic/diluted earnings per share was $0.01 for both years ended December 31, 2010 and 2009.

On March 10, 2010, in connection with an Investor Relations Consulting agreement dated August 15, 2009, with Alliance Advisors LLC, the Board of Directors approved the issuance of 120,000 shares of SGRP common stock in return for a cash payment of $0.01 per share and services rendered by Alliance Advisors LLC to the Company.

The following table summarizes stock option activity under SGRP’s plans:

	Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2009	2,245,449	$1.21

2009

Granted	2,123,739	$0.41
Exercised	–	–
Canceled or expired	(1,983,958)	1.22
Options outstanding, December 31, 2009	2,385,230	$0.48

2010

Granted	422,950	$0.98
Exercised	(54,941)	0.47
Canceled or expired	(71,600)	0.90
Options outstanding, December 31, 2010	2,681,639	$0.55
Option price range at December 31, 2010	$0.01 to $4.65

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation (continued)

	2010	2009

Grant Date weighted average fair value of options granted during the year	$0.98	$0.41

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
Less than $1.01	2,598,474	8.57 years	$0.52	976,657	$0.46
$1.01 - $2.00	78,915	4.02 years	1.25	73,418	1.27
$2.01 - $4.00	4,000	2.08 years	2.96	4,000	2.96
Greater than $4.00	250	2.60 years	$4.65	250	$4.65
Total	2,681,639			1,054,325

12. Geographic Data

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division.  The Company uses those divisions to improve its administration and operational and strategic focuses, and it tracks and reports certain financial information separately for each of those divisions, as described in Item 1 – Business in our Annual Report, above.  The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.  Set forth below are summaries (in thousands) of the Company's net revenues from its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and from its international (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain international subsidiaries as a percent of consolidated net revenue, operating income (loss) and long lived assets by geographic area for 2010 and 2009, respectively:

	Year Ended December 31,
	2010	2009
Net revenues:
United States	$36,564	$26,427
International	26,590	31,122
Total net revenues	$63,154	$57,549

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Geographic Data (continued)

	Year Ended December 31,
	2010		2009
Net revenues International :	% of consolidated net revenue		% of consolidated net revenue
Australia	$7,711	12.2%	$6,171	10.7%
Canada	7,219	11.4%	4,663	8.1%
Japan	4,089	6.5%	10,972	19.1%
India	2,935	4.6%	5,010	8.7%
All Others	4,636	7.3%	4,306	7.5%
Total international net revenue	$26,590	42.0%	$31,122	54.1%

	Year Ended December 31,
	2010	2009
Operating income (loss):
United States	$3,043	$888
International	(212)	(566)
Total operating income	$2,831	$322

	December 31, 2010	December 31, 2009
Long lived assets:
United States	$2,231	$4,001
International	657	278
Total long lived assets	$2,888	$4,279

Purchase of Interest in Subsidiaries

In July 2009, the Company purchased the remaining 49% ownership in the Company's existing Romanian subsidiary, which currently has minimal operations.  As consideration for purchase, the Company forgave $34,344 of debt owed by the former local investor.  The Company is currently assessing ongoing business opportunities for this subsidiary.

On August 6, 2009, the Board of Directors and its Audit Committee approved the purchase of the 51% ownership in S.C. SPAR City S.R.L., a Romanian marketing services company, held by SPAR Infotech, Inc. (“SIT”), an affiliated company (See Note 10, Related-Party Transactions, above), for a cost of $61,876, which was the fair market value of SIT's interest in the company as of June 30, 2009.  The purchase by the Company of SIT's entire 51% ownership in such new Romanian subsidiary was effective as of July 1, 2009, for purposes of the consolidation of the new Romanian subsidiary into the Company's financial statements.  The remaining 49% ownership in the new Romanian subsidiary is held by a Romanian party not affiliated with the Company.

On September 27, 2010, the Company purchased the remaining 49% ownership in the Company’s subsidiary in India at a cost of $90,000.  The Company is actively pursuing alternative local investors to purchase a 49% ownership interest in India.

Effective August 31, 2009, the Company purchased the remaining 50% ownership in the Company’s subsidiary in China, SPAR China Limited, at a cost of $1.00 and its assumption of a working capital loan payable to the previous local investor for approximately $191,000 USD payable in eight monthly installments beginning September 2009. The

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Geographic Data (continued)

Company was actively pursuing a new local investor in the merchandising business to purchase a 49% interest in its subsidiary in China.  On March 23, 2010, the Company entered into a joint venture agreement with a Local Partner in mainland China.

Effective November 30, 2009 the Company purchased the remaining 50% ownership in the Company’s subsidiary in Japan, SPAR FM Japan, Inc., at a cost of 667,578 Yen or approximately $8,000 US dollars.  The Company is actively pursuing a new local partner in the merchandising business to purchase a 49% interest in its subsidiary in Japan.

New International Subsidiary organized

On July 26, 2010 the Company announced the structuring of a new joint venture corporation in China with its new joint venture local investor Shanghai Wedone Marketing Consulting Co., Ltd. The new joint venture will have national market presence in China.

The new joint venture corporation is called SPAR (Shanghai) Marketing Management Company Ltd.. SPAR owns 51% of the joint venture corporation while Shanghai Wedone Marketing Consulting owns 49% in accordance with the laws of the People's Republic of China. The new joint venture corporation, which started operations on August 1, 2010, has begun providing merchandising and related marketing services to manufacturers and retailers throughout China.

Shanghai Wedone Marketing Consulting is a comprehensive marketing management company that provides brand communication and retail marketing management service in China. They work with more than 50 international brands such as Coca-Cola, Unilever, Johnson & Johnson and Swatch, and several prominent Chinese brands such as Meng Niu Dairy, Guan Sheng Yuan and Dong-e E-jiao. Their business covers all tier 1, 2 and 3 cities in China, which equal more than 150 cities throughout the country.

The effects of the above transactions on the net income attributed to the Company and transfers from the non- controlling interest are as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Net income attributed to SPAR Group, Inc.	$2,167	$502
Increase in SPAR Group, Inc. Paid in Capital for purchase of subsidiaries common stock	51	61
Change from net income attributed to SPAR Group, Inc. and transfer from non-controlling interest	$2,218	$563

The purpose of the above schedule is to disclose the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009
Numerator:
Net income	$2,167	$502

Denominator:
Shares used in basic net income per share calculation	19,209	19,139
Effect of diluted securities:
Employee stock options:	1,393	295
Shares used in diluted net income per share calculations	20,602	19,434

Basic and diluted net income per common share:	$0.11	$0.03

14. Acquisitions

On December, 4 2009, the Company acquired substantially all of the business and customer contracts and hired certain employees of Brenner Associates Inc., an assembly service and merchandising service company that also did business as National Marketing Services or "NMS".  NMS was in a bankruptcy proceeding. With the approval of the court, the trustee and NMS's secured lender, JPMorgan Chase Bank, N.A. ("Chase"), and in return for the transfer of certain NMS assets to the Company, Chase released certain claims against NMS, and the Company agreed to compensate Chase through a contingent earn-out based on achieving certain future gross revenue levels and to indemnify Chase for up to $50,000 of uncollected NMS receivables in the event the collections by the trustee and Chase were less than the specified minimum.  The $50,000 was paid to Chase and recorded as goodwill.  No other consideration was paid for NMS.

The earn out is based on the Company achieving at least $8.0 million in gross revenue from the acquired NMS business on a rolling 12 month basis. If this revenue level is achieved, Chase will be paid a monthly earn-out that could aggregate $350,000 during a 12 month period. If the Company achieved a similar gross revenue level on such a basis during a second 12 month period, Chase will be paid a second monthly earn-out that could aggregate $350,000 over that period (thus providing Chase with a potential earn-out of $700,000 over a 24 month period).   The earn out of $8.0 million in gross revenue was not achieved in the first twelve months and current revenue levels do not indicate that the remaining earn out will be triggered, as such, no contingent liability was recorded.The acquired NMS assets included all of the stock of its wholly owned subsidiaries; National Assembly Services, Inc., a New Jersey corporation that performs in-home furniture assembly services ("NAS"), and NMS Retail Services ULC (“NRS”), a Nova Scotia unlimited Liability Company that performs merchandising services in Canada.  The principal assets of NAS and NRS were cash and accounts receivable, which had an approximate fair value of $205,000 on December 4, 2009, and their principal liabilities were accounts payable and accrued expenses, which had a fair value of $214,000 on the date of such acquisition.  As subsidiaries of the Company, the assets and liabilities of NAS and NMS Canada, as well as their results since the date of acquisition, are included in the Company's 2009 consolidated financial statements.

In March 2010, the Company established a new Canadian subsidiary, SPAR Wings & Ink Company ("SWI") specifically to expand its merchandising and marketing services throughout Canada. On April 1, 2010, with the approval of SGRP’s directors, SWI acquired substantially all of the business, customer contracts, receivables, work-in progress, other assets and certain liabilities of 2078281 Ontario Limited, an Ontario merchandising and marketing company doing business as Wings & Ink (the "Seller"). The Company, at closing, also hired substantially all of the Seller’s employees including offering consulting contracts to the principals of the Seller.

In return for the purchase of such assets and assumed liabilities, at closing SWI compensated the Seller through 1) a cash payment of $500,000 Canadian dollars (“CAD”), 2) issued a $75,000 CAD interest bearing promissory note payable over an 18 month period and 3) placed $50,000 in escrow for a 12 month period and 4) assumed $446,000 CAD of liabilities.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Acquisitions (continued)

The Company has completed its valuation of the fair value and allocation for the assets acquired and liabilities assumed and has recorded the following (in US dollars):

Accounts Receivable	$644,000
Equipment	2,000
Customer contracts	426,000
$1,072,000

The Company is amortizing the customer contracts of $426,000 on a straight line basis over 5 years.  The net book value at December 31, 2010 was $362,000.  Amortization expense for the year ending December 31, 2010 was approximately $64,000.  The annual amortization amount of these contracts is expected to be approximately $82,000 for 2011-2013 and $18,000 in 2014.

SWI also agreed to pay an earn out to the principals of the Seller based on SWI achieving certain revenue and gross profit margin levels of the acquired business for each of the next two12 month periods. The earn out is based on revenue and gross profit margins exceeding certain agreed upon base levels, if achieved, the principles will be paid one third of the excess gross profit dollars in each of the two 12 month periods.  The Company has not recorded a contingent liability as it is unlikely these revenue and gross margin targets will be met.

15. Mergers

 In 2010, the Company entered into merger agreements between several of its inactive subsidiaries in an effort to simplify the Company’s reporting structure.

The following inactive subsidiaries were merged into SPAR All Store Marketing Services, Inc. (as the survivor):

•	SPAR Technology Group, Inc.
•	SPAR/PIA Retail Services, Inc.
•	Retail Resources, Inc.
•	Pivotal Field Services, Inc.

The following inactive subsidiaries were merged into PIA Merchandising Co. Inc. (as the survivor):

•	Pivotal Sales Company

The following inactive subsidiaries were merged into SPAR Marketing Force, Inc. (as the survivor):

•	SPAR/Burgoyne Retail Services, Inc.
•	SPAR, Inc.
•	SPAR Marketing, Inc.

There is no expected tax or reporting impact expected from the above mergers, as all such subsidiaries were inactive.

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2010:

Deducted from asset accounts:
Allowance for doubtful accounts	$317	265	439	$143

Year ended December 31, 2009:

Deducted from asset accounts:
Allowance for doubtful accounts	$292	412	387	$317

(1)           Uncollectible accounts written off, net of recoveries