Form 10-Q
period 2011-03-31
SPAR GROUP INC
filed 2011-05-10
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2011.
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

On March 31, 2011, there were 19,962,832 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:           FINANCIAL INFORMATION

Item 1.    Financial Statements

SPAR Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$1,473	$923
Accounts receivable, net	12,240	13,999
Prepaid expenses and other current assets	814	1,283
Total current assets	14,527	16,205

Property and equipment, net	1,400	1,452
Goodwill	848	848
Intangibles	351	362
Other assets	205	226
Total assets	$17,331	$19,093

Liabilities and equity
Current liabilities:
Accounts payable	$1,538	$1,804
Accrued expenses and other current liabilities	2,333	2,733
Accrued expenses due to affiliates	1,477	1,575
Customer deposits	614	471
Lines of credit and other debt	3,408	5,263
Total current liabilities	9,370	11,846
Other long-term liabilities	337	–
Total liabilities	9,707	11,846

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized shares – 3,000,000 Issued and outstanding shares – none – March 31, 2011 and 554,402 – December 31, 2010	–	6
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued and outstanding shares – 19,962,832 – March 31, 2011 and 19,314,306 – December 31, 2010	200	193
Treasury stock	(1)	(1)
Additional paid-in capital	13,619	13,549
Accumulated other comprehensive loss	(119)	(142)
Accumulated deficit	(6,555)	(6,808)
Total SPAR Group, Inc. equity	7,144	6,797
Non-controlling interest	480	450
Total liabilities and equity	$17,331	$19,093

Note:
The Balance Sheet at December 31, 2010, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

 SPAR Group, Inc.
Consolidated Statements of Income
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Net revenues	$16,418	$13,128
Cost of revenues	11,186	8,857
Gross profit	5,232	4,271

Selling, general and administrative expenses	4,573	3,973
Depreciation and amortization	262	259
Operating income	397	39

Interest expense	81	35
Other expense	9	3
Income before provision for income taxes	307	1

Provision for income taxes	24	17
Net income (loss)	283	(16)

Net (income) loss attributable to the non-controlling interest	(30)	52
Net income attributable to SPAR Group, Inc.	$253	$36
Basic/diluted net income per common share:

Net income - basic and diluted	$0.01	$0.00

Weighted average common shares – basic	19,639	19,139
Weighted average common shares- diluted	21,347	20,269

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)
(In thousands)

	Preferred Stock		Common Stock					Accumulated Other	Non-
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Gain	Controlling Interest	Total Equity
Balance at December 31, 2010	554	$6	19,314	$193	$(1)	$13,549	$(6,808)	$(142)	$450	$7,247

Preferred stock and accrued dividends converted to common stock	(554)	(6)	609	6	–	–	–	–	–
Issuance of stock options and warrants
to non-employees for services			–	–	–	38	–	–	–	38
Issuance of stock options to
employees for services			–	–	–	17	–	–	–	17
Exercise of Options			40	1	–	15	–	–	–	16
Comprehensive income: Foreign currency translation gain			–	–	–	–	–	23	–	23
Net Income							253	–	30	283
Comprehensive income							253	23	30	377
Balance at March 31, 2011	-	$-	19,963	$200	$(1)	$13,619	$(6,555)	$(119)	$480	$7,624

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net cash provided by operating activities	$2,246	$164

Investing activities
Purchases of property and equipment and capitalized software	(188)	(330)

Financing activities
Net payments on lines of credit	(1,865)	(1,058)
Bridge loan proceeds	–	500
Proceeds from options exercised	14	–
Payments on capital lease obligations	(20)	–
Other long-term liabilities	337	–
Net cash used in financing activities	(1,534)	(558)

Effects of foreign exchange rate on cash	26	48

Net change in cash and cash equivalents	550	(676)
Cash and cash equivalents at beginning of period	923	1,659
Cash and cash equivalents at end of period	$1,473	$983

Supplemental disclosure of cash flows information
Interest paid	$57	$58
Taxes paid	$105	$67

Supplemental disclosure of non cash financing activities

In March of 2011, 554,402 shares of preferred stock were converted to common stock at par for $5,544.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.           Basis of Presentation

The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report for 2010 on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2011 (the "Company's Annual Report"). The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.           Business and Organization

SPAR Group is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store and other chains, and independent, convenience and electronics stores.  The Company also provides furniture and other product assembly services in stores, homes and offices.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company currently operates in 9 countries that encompass approximately 47% of the total world population through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia and New Zealand.

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

SPAR Group, Inc. and Subsidiaries

3.           Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:

Net income	$253	$36

Denominator:
Shares used in basic net income per share calculation	19,639	19,139

Effect of diluted securities:
Employee stock options	1,708	1,130

Shares used in diluted net income per share calculation	21,347	20,269

Basic and diluted net income per common share	$0.01	$0.00

4.           Lines of Credit

Domestic Credit Facility (“Webster Credit Facility) (reporting period through July 5, 2010):

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Webster Credit Facility”). The Webster Credit Facility, as amended, provided for a $5.0 million revolving line of credit which matured on September 15, 2010.

The basic interest rate under the Webster Credit Facility was the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changed with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Webster Credit Facility was 5% per annum for the period that commenced on January 1, 2010, and ended on July 5, 2010.  The Webster Credit Facility was secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

On July 6, 2010, the Webster Credit Facility was repaid in full and replaced with the Sterling Credit Facility.

Domestic Credit Facility (“Sterling Credit Facility”) (July 6, 2010, to present):

SGRP and certain of its domestic direct and indirect subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Incentive Marketing, Inc., PIA Merchandising Co., Inc.,  and SPAR Acquisition, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the " Borrowers "), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern its

SPAR Group, Inc. and Subsidiaries

new credit facility with them (the "Sterling Credit Facility").   The Sterling Credit Facility replaced the Webster Credit Facility on July 6, 2010, and the first advance under such new facility was used to fully repay and terminate the Webster Credit Facility and its documents and liens.

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

The domestic revolving loan balances outstanding under the Sterling Credit Facility were approximately $2.7 million and $3.5 million at March 31, 2011, and December 31, 2010, respectively.  As of March 31, 2011, the Company had unused availability under the Sterling Credit Facility of $2.5 million out of the remaining maximum $3.8 million unused revolving line of credit.

The basic interest rate under the Sterling Credit Facility is equal to the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus one and one-half  (1.50%) percent per annum, which automatically changes with each change in such rate.  The aggregate interest rate on March 31, 2011, was 4.75% per annum under that formula.  The actual average interest rate under the Sterling Credit Facility was 4.75% per annum for the period that commenced on July 6, 2010, and ended on December 31, 2010.

Due of the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The new Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At March 31, 2011 the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation; there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a loan with Mizuho Bank in the amount of 20.0 million Japanese Yen, or approximately $244,000.  The loan is payable in monthly installments of 238,000 Yen or $2,900 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.  The outstanding balance at March 31, 2011 was approximately19.8 million Yen or  $236,000 (based upon the exchange rate at March 31, 2011).

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian).  On September 11, 2009, the line of credit arrangement was amended to reduce the line of credit to $1.5 million (Australian), or approximately $1.5 million (based upon the exchange rate at March 31, 2011). There was no outstanding borrowing under the credit facility as of March 31, 2011.  At December 31, 2010, SPARFACTS Australia Pty. Ltd. had $540,000 (Australian), or approximately $548,000, outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate under this facility was 10.2% per annum for the three months ended March 31, 2011.

SPAR Group, Inc. and Subsidiaries

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $771,000 (based upon the exchange rate at March 31, 2011). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). At March 31, 2011, SPAR Canada Company had $660,000 (Canadian) or $679,000 outstanding under the line of credit (based upon the exchange rate at March 31, 2011).  At December 31, 2010, SPAR Canada had $623,000 outstanding under the line of credit (the exchange rate at that date was $1 CAD to $1 USD).  The average interest rate under this line of credit was 4.0% per annum for the three months ended March 31, 2011. The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at March 31, 2011.

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $1.0 million and the Company received its first advance of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010. The remaining $500,000 balance of the originally-contemplated loan was never advanced to the Company.  The parties amended the loan agreement on November 5, 2010, to reduce the applicable interest rate from 14% to 9.5%.  The loan was payable on an interest only basis and matured on March 31, 2011 and was paid in full on that date.  In addition to the cost of interest, the Company paid, at closing, a fee of $10,000 in cash and issued 75,000 warrants to purchase 75,000 shares of SGRP Common Stock at an exercise price of $0.85 per Common share. In 2010, the Company recorded an expense of $52,000 for the cost of these warrants issued.  On April 26, 2011, Michael Anthony Holdings, Inc. exercised its rights under the warrant agreement to purchase 75,000 shares of SGRP Common Stock at $0.85 per share at a total exercise price of $63,750.

5.           Capital Lease Obligations

The Company has two outstanding capital lease obligations. The first lease originating in March 2010 has a cost of $215,000, accumulated depreciation of $48,000 and a net book value of $167,000 at March 31, 2011.  The second lease originating in November 2010 has a cost of $48,000, accumulated depreciation of $7,000 and a net book value of $41,000 at March 31, 2011.

Annual future minimum lease payments required under the lease, together with the present value as of March 31, 2011 are as follows (in thousands):

Year Ending December 31,	Amount
2011	$75
2012	99
2013	55
229
Less amount representing interest	18
Present value of net minimum lease payments included with other liabilities	$211

6.           Related-Party Transactions

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Dated (as of) May 1, 2004 (the "Ethics Code").  Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from engaging in any business activity that conflicts with his or her duties

SPAR Group, Inc. and Subsidiaries

to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code).  Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any customer or vendor of the Company other than pursuant to any Approved Activity.  Approved Activities include (among other things) anything disclosed to and approved by the Board, the Governance Committee or the Audit Committee, as the case may be, as well as the ownership, board and executive positions held by certain executive officers in SMS and SMSI (as defined and described below).  The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Charter, and its Audit Committee as provided in clause I.2(l) of the Audit Charter. The Governance Committee and Audit Committee each consist solely of independent outside directors.

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

SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists field force for both the three months ended March 31, 2011 and 2010, and approximately 94% and 91% of the Company’s domestic field management at a total cost of approximately $5.5 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended (the "Field Services Agreement"), SMS provides merchandising services to the Company through the use of approximately 7,300 of its field force of merchandising specialists.  Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 54 full-time national, regional and district managers to the Company.  For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the "Plus Compensation").  The total Plus Compensation earned by SMS and SMSI for services rendered was approximately $212,000 and $150,000 for the three months ended March 31, 2011 and 2010, respectively.

The Company has continued to purchase those services because it believes the terms it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services.  The Company periodically engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates.  The most recent such survey showed that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services.  The Company's cost of revenue would have increased by $166,000 and $116,000 for the three months ended March 31, 2011 and 2010, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described below.

The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

SPAR Group, Inc. and Subsidiaries

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

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended March 31,
	2011	2010
Services provided by affiliates:
Merchandising services (SMS)	$4,388	$2,833

Field management services (SMSI)	$1,124	$998

Handheld computer leases (SMS)	$33	$33

	March 31,	December 31,
	2011	2010

Total accrued expenses due to affiliates	$1,477	$1,575

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

Through arrangements with the Company, SMS and SMSI participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them. All transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business.

In addition to the above, through the services of Affinity Insurance, Ltd. (“Affinity”), the Company purchases insurance coverage for its casualty and property insurance risk. The Company’s Chairman and Vice Chairman own, through SMSI, a minority (less than 1%) equity interest in Affinity.

On December 31, 2010, there were 338,801 shares of SGRP's Series A Preferred Stock owned by a non-SGRP retirement plan whose trustee is and beneficiaries include Robert G. Brown (who is a co-founder, director, executive officer and significant shareholder of SGRP), and there were 215,601 shares of SGRP's Series A Preferred Stock owned by a non-SGRP retirement plan whose trustee is and beneficiaries include William H. Bartels (who also is a co-founder, director, executive officer and significant shareholder of SGRP), which shares collectively constituted all of the outstanding shares of Series A Preferred Stock issued by SGRP. Those shares were originally purchased pursuant to subscription agreements on March 31, 2008, and September 24, 2008, at the closing Nasdaq bid price of SGRP's Common Stock for the preceding trading day, which was $1.12 per share for the March

SPAR Group, Inc. and Subsidiaries

purchases and $0.86 per share for the September purchases.  Each share of SGRP's Series A Preferred Stock could be converted into one share of SGRP's Common Stock (at the rate of one to one), at the option of the holder and without further consideration, and accumulated dividends at the rate of ten percent per annum.  SGRP's Audit Committee and Board of Directors each reviewed and unanimously approved this transaction, including the pricing, conversion and other terms of the Preferred Stock and the affiliated relationship of the parties. The offer and sale of such Preferred Stock have not been registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

On or before March 10, 2011, Mr. Brown and Mr. Bartels, as trustees of those plans, each had requested that their plan's preferred shares be converted into SGRP’s Common Stock in accordance with its terms, and in order to facilitate conversion of those shares by payment of all accrued and unpaid dividends, on March 10, 2011, SGRP's Board of Directors (i) fixed March 10, 2011, as the applicable record date for determination of the holders of the SGRP’s Series A Preferred Stock eligible to receive such dividends, (ii) declared a dividend on such SGRP’s Series A Preferred Stock equal to the accrued and unpaid dividends thereon, payable in shares of SGRP’s Common Stock valued at their market value ($2.34 per share) on such record date, and (iii) authorized the issuance of the shares of SGRP’s Common Stock necessary to effect such conversion (554,402 shares) and accrued dividend payment (54,584 shares) in consideration of the preferred shares surrendered and the accrued dividends thereby satisfied.  As a result of such conversions and stock dividends, on March 11, 2011, Mr. Brown's plans received 372,158 shares of SGRP’s Common Stock (33,357 shares of which were for accrued dividends) and Mr. Bartel's plan received 236,828 shares of SGRP’s Common Stock (21,227 shares of which were for accrued dividends).

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

8.           Stock-Based Compensation

SGRP currently grants options to its eligible directors, officers and employees and certain employees of its affiliates to purchase shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to its 2008 Stock Compensation Plan, (as amended, the "2008 Plan").  SGRP also has granted stock options that continue to be outstanding under various predecessor stock option plans (each a "Prior Plan").  The Prior Plans consist of the following: the Amended and Restated 1995 Stock Option Plan (the "1995 Plan"); and the 2000 Stock Option Plan ("2000 Plan"), which succeeded the 1995 Plan.  Each Prior Plan will continue to be outstanding for the purposes of any remaining outstanding options issued under it for so long as such options are outstanding. As described below, SGRP has the authority to issue other types of stock-based awards under the 2008 Plan, but (except for restricted stock award described below) to date it has not done so.

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

SPAR Group, Inc. and Subsidiaries

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

SPAR Group, Inc. and Subsidiaries

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

Based upon the Black-Scholes calculation, share-based compensation expense related to employee and non-employee stock option grants totaled $55,000 and $65,000 for the three months ended March 31, 2011 and 2010, respectively.  The unamortized expense as of March 31, 2011, was approximately $285,000 employee and non-employee outstanding stock option grants.  The impact of the total share-based compensation expense on basic/diluted earnings per share was less than half a cent for both the three months ended March 31, 2011 and 2010.

On March 10, 2011, SGRP's Compensation Committee authorized an award of 100,000 shares of restricted SGRP common stock as additional compensation to Gary S. Raymond, the Company's Chief Executive Officer and President.  The restricted shares vest 20,000 shares a year over the next five (5) year, starting on March 10, 2012 and continuing through March 10, 2016, provided Mr. Raymond continues to be so employed by the Company on the applicable vesting date.  If Mr. Raymond leaves such employment, he will lose his right to receive any unvested shares.  The compensation expense related to these restricted shares will be amortized, by the Company, over the five (5) year vesting period starting April 1, 2011.

For more information respecting the Company's stock option and compensation plans, please see "Stock Compensation Plans" in SGRP's Proxy Statement for its 2011 meeting of stockholders as filed with the SEC on May 2, 2011.

9.           Customer Deposits

Customer deposits at March 31, 2011, were $614,000 ($84,000 from domestic operations and $530,000 from international operations) compared to $471,000 at December 31, 2010 ($139,000 from domestic operations and $332,000 from international operations).

10.           Commitments and Contingencies

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

11.           Acquisition and Purchase of Interest in Subsidiaries

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
$1,072,000

The Company is amortizing the customer contracts of $426,000 on a straight line basis over 5 years.  The net book value at March 31, 2011 and December 31, 2010 was approximately $341,000 and $362,000, respectively.  Amortization expense for the three months ending March 31, 2011 was approximately $21,000.

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

On September 27, 2010, the Company purchased the remaining 49% ownership in the Company’s subsidiary in India at a cost of $90,000.  The Company is pursuing an alternative for local managements to purchase a 49% ownership interest in India.

12.           Geographic Data

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division.  The Company uses the same metrics to measure the performance of both its domestic and international divisions.  The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.  Set forth below are summaries (in thousands) of the Company's net revenues from its United States subsidiaries (i.e., the

SPAR Group, Inc. and Subsidiaries

Domestic Merchandising Services Division) and from its international (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain international subsidiaries as a percent of consolidated net revenue, operating income (loss) and long lived assets by geographic area for 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Net revenues:
United States	$9,521	$7,545
International	6,897	5,583
Total net revenues	$16,418	$13,128

	Three Months Ended March 31,
	2011		2010
International net revenue detail:		% of consolidated net revenue		% of consolidated net revenue
Australia	$2,103	12.8%	$1,585	12.1%
Canada	1,494	9.1	1,027	7.8
China	1,027	6.3	165	1.3
Japan	773	4.7	933	7.1
India	641	3.9	1,244	9.5
All Others	859	5.2	629	4.7
Total international revenue	$6,897	42.0%	$5,583	42.5%

	Three Months Ended March 31,
	2011	2010
Operating income (loss):
United States	$591	$171
International	(194)	(132)
Total operating income	$397	$39

	March 31, 2011	December 31, 2010
Long lived assets:
United States	$2,217	$2,231
International	587	657
Total long lived assets	$2,804	$2,888

SPAR Group, Inc. and Subsidiaries

13.           Supplemental Balance Sheet Information (in thousands)

	March 31, 2011	December 31, 2010
Accounts receivable, net, consists of the following:
Trade	$8,347	$9,846
Unbilled	3,650	3,914
Non-trade	377	382
	12,374	14,142
Less allowance for doubtful accounts	(134)	(143)
Accounts receivable, net	$12,240	$13,999

	March 31, 2011	December 31, 2010
Property and equipment, net, consists of the following:
Equipment	$7,641	$7,893
Furniture and fixtures	529	541
Leasehold improvements	251	250
Capitalized software development costs	3,669	3,518
	12,090	12,202
Less accumulated depreciation and amortization	10,690	10,750
Property and equipment, net	$1,400	$1,452

	March 31, 2011	December 31, 2010
Accrued expenses and other current liabilities consist of the following:
Accrued accounting and legal expense	$210	$266
Accrued salaries payable	795	708
Other	1,328	1,759
Accrued expenses and other current liabilities	$2,333	$2,733

14.           Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2011 and 2010, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar and Japanese Yen.  International revenues for the three months ended March 31, 2011 and 2010 were $6.9 million and $5.6 million, respectively. The international division reported a net loss of approximately $247,000 and $103,000 for the three months ended March 31, 2011 and 2010, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $7.3 million and total liabilities were $5.4 million based on exchange rates at March 31, 2011.

15.           Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At March 31, 2011, the Company's outstanding lines of credit and other debt totaled approximately $3.6 million, as noted in the table below (in thousands):

SPAR Group, Inc. and Subsidiaries

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.75%	$2,718
International	0.1% -10.2%	892
		$3,610

(1)	Based on interest rate at March 31, 2011.
(2)	Based on exchange rate at March 31, 2011.

Based on the 2011 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the three months ended March 31, 2011 by approximately $9,000.

16.           Recently Issued Accounting Standards

In July 2010, the FASB issued Accounting Standards Update 2010-20, which amended “Receivables” (Topic 310).  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The adoption of ASU 2010-20 did not have a significant impact on the Company’s financial statements.

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

17.           Taxes

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements.  Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.  The Company's tax reserves at March 31, 2011 and December 31, 2010 totaled $43,000 for potential domestic state tax and federal tax liabilities.

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

18.           Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

SPAR Group, Inc. and Subsidiaries

Item 2.     Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act", and together with the Securities Act, the "Securities Laws"), including, in particular and without limitation, the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability in this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources".  Such forward looking statements also are included in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2011 (its "Annual Report"), including (without limitation) the statements contained in the discussions under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.  You should carefully consider all such information and the other risks and cautions noted in this Quarterly Report, the Company's Annual Report and the Company's other filings under applicable Securities Laws (including this Quarterly Report and the Company's Annual Report, each a "SEC Report") that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions and best estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

Although the Company believes that its plans, intentions and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described in this Quarterly Report and the Company's Annual Report (See Item 1A – Risk Factors) and any other cautionary statements contained or incorporated by reference in this Quarterly Report, the Company's Annual Report or other SEC Report.  All forward-looking and other statements attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other cautionary statements.

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements are based on the information currently available to it and speak only as of March 31, 2011 (in the case of this Quarterly Report), December 31, 2010 (in the case of the Company's Annual Report) or other referenced date or, in the case of forward-looking statements contained in or incorporated by reference from another SEC Report, as of the date of or other date referenced in the SEC Report that includes such statement. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

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

An Overview of the Merchandising and Marketing Services Industry

According to industry estimates over two billion dollars is spent annually in the United States alone on retail merchandising and marketing services. The merchandising and marketing services industry includes manufacturers, retailers, food brokers and professional service merchandising companies. The Company believes that merchandising and marketing services add value to retailers, manufacturers and other businesses and enhance sales by making a product more visible and more available to consumers. These services primarily involve placing orders, shelf maintenance, display placement, reconfiguring products on store shelves and replenishing product inventory.

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

SPAR Group believes the current trend in business toward globalization fits well with its expansion model. As companies expand into foreign markets they will need assistance in merchandising or marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising and marketing programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its internet, hand-held and smart phone-based technology and business model worldwide.

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

One key to the Company's international expansion strategy is its internally developed capability to translate all of its current and future proprietary Internet-based logistical, communications, scheduling, tracking and reporting software applications into any language for any market in which it operates or would like to enter.  Through the Company's IT operations currently located in the facilities in Auburn Hills, Michigan, it provides worldwide access to the Company's proprietary logistical, communications, scheduling, tracking and reporting software to its entire operations worldwide on a 24/7/365 basis.

Another key to the Company’s international strategy is its policy of seeking a material investor in a new subsidiary in an international location who is an experienced person or company in the local country who is not otherwise affiliated with the Company (each a "Local Investor").  The Company generally seeks to own at least 51% of a foreign subsidiary.  As of the date of this Quarterly Report, the Company owns 100% of the equity of its international subsidiaries in Canada, India and Japan, and one of its two international subsidiaries in each of China and Romania.  The Company is actively seeking another Local Investor in India.  A Local Investor provides equity, credit support and certain services to each international subsidiary not wholly owned by the Company, as well as the useful local attention, perspective and relationships of an equity owner with a strong financial stake in such subsidiary's success.  The Company provides executive management and support to each foreign subsidiary as well its operational backbone (and the Company's procedures and controls) through its proprietary Internet-based logistical, communications, scheduling, tracking, reporting and accounting programs.  (See Item 1A in SGRP's Annual Report, Risks of Having Material Local Investors in International Subsidiaries.)

SPAR Group, Inc. and Subsidiaries

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its domestic and international divisions, and the Company tracks and reports certain financial information separately for each of those divisions, as described above.  The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding each of the Company's two geographic divisions, which includes their respective net revenues and operating income (loss) for each of the three months ended March 31, 2011, and March 31, 2010, and long-lived assets at March 31, 2011, and March 31, 2010, are provided in Note 12, above.

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2011, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 15, 2011.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended March 31, 2011, compared to three months ended March 31, 2010

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2011		2010
	$	%	$	%
Net revenues	$16,418	100.0%	$13,128	100.0%
Cost of revenues	11,186	68.1	8,857	67.5
Selling, general & administrative expense	4,573	27.9	3,973	30.2
Depreciation and amortization	262	1.6	259	2.0
Interest expense	81	0.5	35	0.3
Other expense	9	0.1	3	0.0
Income before income taxes	307	1.8	1	0.0
Provision for income taxes	24	0.1	17	0.1
Net income (loss) before non-controlling interest	283	1.7	(16)	(0.1)
Net (income) loss attributable to non-controlling interest	(30)	0.2	52	(0.4)
Net income attributable to Spar Group, Inc.	$253	1.5%	$36	0.3%

Net Revenues

Net revenues for the three months ended March 31, 2011, were $16.4 million, compared to $13.1 million for the three months ended March 31, 2010, an increase of $3.3 million or 25%.

Domestic net revenues totaled $9.5 million in the three months ended March 31, 2011, compared to $7.5 million for the same period in 2010. Domestic net revenues increased by $2.0 million primarily attributable to continued growth from the Company’s syndicated services as well as growth in the assembly business acquired from National Marketing Services in December 2009.

International net revenues totaled $6.9 million for the three months ended March 31, 2011, compared to $5.6 million for the same period in 2010, an increase of $1.3 million or 24%. The increase in 2011 international net revenues was primarily due to increases in China of $862,000 resulting from increased project work in the beverage category, in Australia of $519,000 due to a stronger performance in their entertainment category, and in Canada of $467,000 primarily attributed to the Wings and Ink business acquired in the second quarter of 2010, partially offset by a decrease in India of $603,000 due to the loss of a key client in the second quarter of 2010.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 68.1% of its net revenues for the three months ended March 31, 2011 and 67.5% of its net revenues for the three months ended March 31, 2010.

Domestic cost of revenues was 65.6% of net revenues for the three months ended March 31, 2011, and 63.5% of net revenues for the three months ended March 31, 2010. The increase in cost of revenues as a percentage of net revenues was 2.1% due primarily to an unfavorable mix of syndicated and project work compared to last year.  Approximately 89% and 82% of the Company's domestic cost of revenues in the three months ended March 31, 2011 and 2010, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 - Related-Party Transactions).

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues decreased to 71.6% of net revenues for the three months ended March 31, 2011, compared to 72.9% of net revenues for the three months ended March 31, 2010. The cost of revenue percentage decrease of 1.3% was primarily due to a favorable mix of product services in each of the key markets of Australia, South Africa and India.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $4.6 million and $4.0 million for the three months ended March 31, 2011 and 2010.

Domestic selling, general and administrative expenses totaled $2.4 million for the three months ended March 31, 2011, compared to $2.3 million for the same period in 2010, reflecting an increase of approximately $100,000 due primarily to salary and related benefit expenses.

International selling, general and administrative expenses totaled $2.1 million for the three months ended March 31, 2011, compared to $1.6 million for the same period in 2010. The increase of approximately $480,000 was primarily due to salary and other employee related benefit expenses in the markets of Australia, China and Japan and increased spending in Canada reflects the Wings and Ink business acquisition in the second quarter of 2010.

Depreciation and Amortization

Depreciation and amortization charges totaled $262,000 for the three months ended March 31, 2011, and $259,000 for the same period in 2010.

Interest Expense

The Company's net interest expense was $81,000 and $35,000 for the three months ended March 31, 2011 and 2010, respectively.  In first quarter 2010 the Company realized approximately $30,000 in interest income resulting from the settlement of the Safeway litigation that was not realized in 2011.

Other Expense

Other expense totaled $9,000 and $3,000 for the three months ended March 31, 2011 and 2010, respectively.

Income Taxes

The income tax provision totaled $24,000 and $17,000 for the three months ended March 31, 2011 and 2010, respectively.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $30,000 for the three months ended March 31, 2011 compared to a net operating loss from the non-controlling interest which resulted in an increase to net income of approximately $52,000 for the three months ended March 31, 2010.

Net Income

The Company reported a net income of $253,000 for the three months ended March 31, 2011, or $0.01 per share, compared to a net income of $36,000, or $0.00 per share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Liquidity and Capital Resources

In the three months ended March 31, 2011, the Company had net income before non-controlling interest  of $283,000.

Net cash provided by operating activities was $2.2 million and $164,000 for the three months ended March 31, 2011 and 2010, respectively.  The increase in net cash provided by operating activities was primarily due to a reduction in accounts receivable and other current assets.

Net cash used in investing activities for the three months ended March 31, 2011, and March 31, 2010, was approximately $188,000 and $330,000, respectively. The net cash used in investing activities was primarily a result of fixed asset additions.

Net cash used in financing activities for the three months ended March 31, 2011 and March 31, 2010, was approximately $1.5 million and $558,000, respectively.  Net cash used in financing activities was primarily payments on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the three months ended March 31, 2011, of $550,000.

At March 31, 2011, the Company had working capital of $5.2 million, as compared to working capital of $4.4 million at December 31, 2010. The Company's current ratio was 1.6 and 1.4 at March 31, 2011 and at December 31, 2010, respectively.

Domestic Credit Facility (“Webster Credit Facility) (reporting period through July 5, 2010):

In January 2003, the Company (other than SGRP’s foreign subsidiaries) and Webster Business Credit Corporation, then known as Whitehall Business Credit Corporation (“Webster”), entered into the Third Amended and Restated Revolving Credit and Security Agreement (as amended, collectively, the “Webster Credit Facility”). The Webster Credit Facility, as amended, provided for a $5.0 million revolving line of credit which matured on September 15, 2010.

The basic interest rate under the Webster Credit Facility was the greater of i) Webster’s “Alternative Base Rate” plus 1.0% per annum, which automatically changed with each change made by Webster in such Alternative Base Rate, ii) LIBOR plus 2.75% per annum, or iii) the minimum rate imposed by Webster of 5% per annum. The actual average interest rate under the Webster Credit Facility was 5% per annum for the period that commenced on January 1, 2010, and ended on July 5, 2010.  The Webster Credit Facility was secured by substantially all of the assets of the Company (other than SGRP’s foreign subsidiaries and their assets).

On July 6, 2010, the Webster Credit Facility was repaid in full and replaced with the Sterling Credit Facility.

Domestic Credit Facility (“Sterling Credit Facility”) (July 6, 2010, to present):

SGRP and certain of its domestic direct and indirect subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Incentive Marketing, Inc., PIA Merchandising Co., Inc., and SPAR Acquisition, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the " Borrowers "), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern its new credit facility with them (the "Sterling Credit Facility").   The Sterling Credit Facility replaced the Webster Credit Facility on July 6, 2010, and the first advance under such new facility was used to fully repay and terminate the Webster Credit Facility and its documents and liens.

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

The domestic revolving loan balances outstanding under the Sterling Credit Facility were approximately $2.7 million and $3.5 million at March 31, 2011, and December 31, 2010, respectively.  As of March 31, 2011, the Company had unused availability under the Sterling Credit Facility of $2.5 million out of the remaining maximum $3.8 million unused revolving line of credit.

The basic interest rate under the Sterling Credit Facility is equal to the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus one and one-half  (1.50%) percent per annum, which automatically changes with each change in such rate.  The aggregate interest rate on March 31, 2011, was 4.75% per annum under that formula.  The actual average interest rate under the Sterling Credit Facility was 4.75% per annum for the period that commenced on July 6, 2010, and ended on December 31, 2010.

Due of the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The new Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At March 31, 2011 the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation; there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a loan with Mizuho Bank in the amount of 20.0,million Japanese Yen, or approximately $244,000.  The loan is payable in monthly installments of 238,000 Yen or $2,900 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.  The outstanding balance at March 31, 2011 was approximately 19.8 million Yen or  $236,000 (based upon the exchange rate at March 31, 2011).

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian).  On September 11, 2009, the line of credit arrangement was amended to reduce the line of credit to $1.5 million (Australian), or approximately $1.5 million (based upon the exchange rate at March 31, 2011).  There was no outstanding borrowing under the credit facility as of March 31, 2011.  At December 31, 2010, SPARFACTS Australia Pty. Ltd. had $540,000 (Australian), or approximately $548,000, outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate under this facility was 10.2% per annum for the three months ended March 31, 2011.

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $771,000 (based upon the exchange rate at March 31, 2011). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  On

SPAR Group, Inc. and Subsidiaries

March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). At March 31, 2011, SPAR Canada Company had $660,000 (Canadian) or $679,000 outstanding under the line of credit (based upon the exchange rate at March 31, 2011).  At December 31, 2010, SPAR Canada had $623,000 outstanding under the line of credit (the exchange rate at that date was $1 CAD to $1 USD).  The average interest rate under this line of credit was 4.0% per annum for the three months ended March 31, 2011.The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at March 31, 2011.

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $1.0 million and the Company received its first advance of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010. The remaining $500,000 balance of the originally-contemplated loan was never advanced to the Company.  The parties amended the loan agreement on November 5, 2010, to reduce the applicable interest rate from 14% to 9.5%.  The loan was payable on an interest only basis and matured on March 31, 2011 and was paid in full on that date.  In addition to the cost of interest, the Company paid, at closing, a fee of $10,000 in cash and issued 75,000 warrants to purchase 75,000 shares of SGRP Common Stock at an exercise price of $0.85 per Common share. In 2010, the Company recorded an expense of $52,000 for the cost of these warrants.  On April 26, 2011, Michael Anthony Holdings, Inc. exercised its rights under the warrant agreement to purchase 75,000 shares of SGRP Common Stock at $0.85 per share at a total exercise price of $63,750.

The Company's international business model is to partner with local merchandising companies and combine the Company's proprietary software and expertise in the merchandising and marketing services business with their partner's knowledge of the local market. In 2001, the Company established its first subsidiary in Japan and has continued this strategy. As of this filing, the Company is currently operating in 9 countries and has 7 international subsidiaries. Certain of these international subsidiaries are profitable, while others are operating at a loss. In the event of continued losses, the Company may be required to provide additional cash infusions into those subsidiaries with losses.

Management believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next twelve months.  However, continued international losses, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of March 31, 2011 (in thousands):

	Period in which payments are due
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$3,610	$3,408	$103	$68	$31
Capital Lease Obligations	229	99	130	–	–
Operating Lease Obligations	2,417	688	1,407	322	–
Total	$6,256	$4,195	$1,640	$390	$31

SPAR Group, Inc. and Subsidiaries

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At March 31, 2011, the Company's outstanding lines of credit and other debt totaled approximately $3.6 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.75%	$2,718
International	0.1% -10.2%	892
		$3,610

(1)	Based on interest rate at March 31, 2011.
(2)	Based on exchange rate at March 31, 2011.

Based on the 2011 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the three months ended March 31, 2011, by approximately $9,000.

The Company has foreign currency exposure with its international subsidiaries. In both 2011 and 2010, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar and Japanese Yen. International revenues for the three months ended March 31, 2011 and 2010 were $6.9 million and $5.6 million, respectively. The international division reported a net loss of approximately $247,000 and $103,000 for the three months ended March 31, 2011 and 2010, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $7.3 million and total liabilities were $5.4 million based on exchange rates at March 31, 2011.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of March 31, 2011.

SPAR Group, Inc. and Subsidiaries

Management's Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first quarter of its 2011 fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.      Risk Factors

Existing Risk Factors

SGRP's Annual Report describes various risk factors applicable to the Company and its businesses in Item 1A under the caption "Risk Factors", which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since the Company's Annual Report for 2010 on Form 10-K, as filed with the SEC on March 15, 2011.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a):

On December 31, 2010, there were 338,801 shares of SGRP's Series A Preferred Stock owned by a non-SGRP retirement plan whose trustee is and beneficiaries include Robert G. Brown (who is a co-founder, director, executive officer and significant shareholder of SGRP), and 215,601 shares of such Series A Preferred Stock owned by a non-SGRP retirement plan whose trustees is and beneficiaries include William H. Bartels (who also is a co-founder, director, executive officer and significant shareholder of SGRP), which shares collectively constituted all of the outstanding shares of SGRP's Series A Preferred Stock.  For more information respecting the those shares, see Note 10 to the Consolidated Financial Statements in the Company's Annual Report (Related Party Transactions).

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

SPAR Group, Inc. and Subsidiaries

As a result of such conversions and stock dividends, on March 11, 2011, Mr. Brown's plans received 372,158 shares of SGRP Common Stock (33,357 shares of which were for accrued dividends) and Mr. Bartel's plan received 236,828 shares of SGRP Common Stock (21,227 shares of which were for accrued dividends).  The issuance of such SGRP Common Stock was not registered under the Securities Act or other securities laws, as they were a non-public exchange and issuance made in reliance upon (among other things) Section 4 (2) of the Securities Act.

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

Date: May 10, 2011	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory