Form 10-Q
period 2011-06-30
SPAR GROUP INC
filed 2011-08-05
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2011.
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

On June 30, 2011, there were 20,062,033 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:                      FINANCIAL INFORMATION

Item 1. Financial Statements

SPAR Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$1,264	$923
Accounts receivable, net	11,985	13,999
Prepaid expenses and other current assets	928	1,283
Total current assets	14,177	16,205

Property and equipment, net	1,489	1,452
Goodwill	848	848
Intangibles	333	362
Other assets	164	226
Total assets	$17,011	$19,093

Liabilities and equity
Current liabilities:
Accounts payable	$1,779	$1,804
Accrued expenses and other current liabilities	1,713	2,733
Accrued expenses due to affiliates	1,306	1,575
Customer deposits	294	471
Lines of credit and other debt	3,196	5,263
Total current liabilities	8,288	11,846
Other long-term liabilities	413	–
Total liabilities	8,701	11,846

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares – 2,445,598 Issued and outstanding shares – none – June 30, 2011, and 554,402 – December 31, 2010	–	6
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued and outstanding shares – 20,062,033 – June 30, 2011, and 19,314,306 – December 31, 2010	201	193
Treasury stock	–	(1)
Additional paid-in capital	13,796	13,549
Accumulated other comprehensive loss	(117)	(142)
Accumulated deficit	(6,046)	(6,808)
Total SPAR Group, Inc. equity	7,834	6,797
Non-controlling interest	476	450
Total liabilities and equity	$17,011	$19,093

Note:
The Balance Sheet at December 31, 2010, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

 SPAR Group, Inc.
Consolidated Statements of Income
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$15,944	$15,614	$32,363	$28,742
Cost of revenues	10,987	10,403	22,170	19,261
Gross profit	4,957	5,211	10,193	9,481

Selling, general and administrative expenses	4,137	4,199	8,711	8,171
Depreciation and amortization	265	237	528	496
Operating income	555	775	954	814

Interest expense	24	67	106	102
Other (income) expense	(2)	88	7	91
Income before provision for income taxes	533	620	841	621

Provision for income taxes	29	17	53	34
Net income	504	603	788	587

Net (income) loss attributable to the non-controlling interest	(5)	(9)	26	(61)
Net income attributable to SPAR Group, Inc.	$509	$612	$762	$648
Basic/diluted net income per common share:

Net income - basic	$0.03	$0.03	$0.04	$0.03

Net income - diluted	$0.02	$0.03	$0.04	$0.03

Weighted average common shares – basic	20,012	19,139	19,826	19,139
Weighted average common shares- diluted	21,656	20,411	21,387	20,359

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)
(In thousands)

	Preferred Stock		Common Stock					Accumulated Other	Non-
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Gain	Controlling Interest	Total Equity
Balance at December 31, 2010	554	$6	19,314	$193	$(1)	$13,549	$(6,808)	$(142)	$450	$7,247

Preferred stock and accrued dividends converted to common stock	(554)	(6)	609	6	–	–	–	–	–
Exercise of warrants			75	1	–	63	–	–	–	64
Issuance of stock options to employees & non-employees for services			–	–	–	164	–	–	–	164
Exercise of Options			64	1	–	21	–	–	–	22
Reissued treasury stock					1	(1)				–
Comprehensive income: Foreign currency translation gain			–	–	–	–	–	25	–	25
Net Income							762	–	26	788
Comprehensive income							762	25	26	813
Balance at June 30, 2011	-	$-	20,062	$201	$-	$13,796	$(6,046)	$(117)	$476	$8,310

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Cash Flows
(unaudited)
 (In thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net cash provided by (used in) operating activities	$2,430	$(702)

Investing activities
Purchases of property and equipment and capitalized software	(264)	(789)

Financing activities
Net (payments) proceeds on lines of credit	(2,072)	397
Bridge loan proceeds	–	500
Proceeds from options exercised	22	–
Payments on capital lease obligations	(45)	(69)
Issuance of term debt	244	–
Net cash (used in) provided by financing activities	(1,851)	828

Effects of foreign exchange rate on cash	26	(44)

Net change in cash and cash equivalents	341	(707)
Cash and cash equivalents at beginning of period	923	1,659
Cash and cash equivalents at end of period	$1,264	$952

Supplemental disclosure of cash flows information
Interest paid	$113	$127
Taxes paid	$145	$96

Supplemental disclosure of non-cash financing activities
Preferred stock converted to common stock at par	$6	$–
Acquisition of equipment through capital lease	$140	$–

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

2.           Business and Organization

SPAR Group is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store and other chains, and independent, convenience and electronics stores.  The Company also provides furniture and other product assembly services in stores, homes and offices.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company currently operates in 8 countries that encompass approximately 47% of the total world population through operations in the United States, Canada, Japan, South Africa, India, Romania, China and Australia.

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

The Company has divided its world focus into two geographic areas, the United States and international, even though it operates in a single business segment (merchandising and marketing services).  The Company focuses on two geographic areas in order to cultivate foreign markets and expand the Company's merchandising and marketing services business outside of the United States, modify the necessary systems and implement its business model worldwide, and insure a consistent approach to its merchandising and marketing efforts worldwide.  The Company’s domestic geographic focus is within the United States, which is the sales territory for its Domestic Merchandising Services Division, and its international focus covers all locations outside the United States, which are the sales territories for its International Merchandising Services Division.  To that end, the Company also (1) provides and requires all of its locations to use its Internet based operating, scheduling, tracking and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with the Company's financial reporting and disclosure controls and procedures, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's international subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.           Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:

Net income	$509	$612	$762	$648

Denominator:
Shares used in basic net income per share calculation	20,012	19,139	19,826	19,139

Effect of diluted securities:
Employee stock options	1,644	1,272	1,561	1,220

Shares used in diluted net income per share calculation	21,656	20,411	21,387	20,359

Basic net income per common share	$0.03	$0.03	$0.04	$0.03

Diluted net income per common share	$0.02	$0.03	$0.04	$0.03

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

On July 6, 2010, the Webster Credit Facility was repaid in full and replaced with the Sterling Credit Facility.

Domestic Credit Facility (“Sterling Credit Facility”) (July 6, 2010, to present):

SGRP and certain of its domestic direct and indirect subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Incentive Marketing, Inc., PIA Merchandising Co., Inc.,  and SPAR Acquisition, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the " Borrowers "), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern its new credit facility with them (the "Sterling Credit Facility").   The Sterling Credit Facility replaced the Webster Credit Facility on July 6, 2010, and the first advance under such new facility was used to fully repay and terminate the Webster Credit Facility and its documents and liens.  In June 2011, the Lenders agreed to: (1) reduce the personal guarantee limits as noted below, and (2) extend the maturity of the Sterling Credit Facility until July 2013.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Sterling Credit Facility totaling $1,250,000 pursuant to their Limited Continuing Guaranty in favor of the Lenders dated as of July 6, 2010, as amended in June 2011 (the "Limited Guaranty").

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

The domestic revolving loan balances outstanding under the Sterling Credit Facility were approximately $2.9 million and $3.5 million at June 30, 2011, and December 31, 2010, respectively.  As of June 30, 2011, the Company had unused availability under the Sterling Credit Facility of $1.8 million out of the remaining maximum $3.6 million unused revolving line of credit.

The basic interest rate under the Sterling Credit Facility is equal to the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus one and one-half  (1.50%) percent per annum, which automatically changes with each change in such rate.  The aggregate interest rate on June 30, 2011, was 4.75% per annum under that formula.

Due of the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At June 30, 2011, the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation; there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a loan with Mizuho Bank in the amount of 20.0 million Japanese Yen, or approximately $244,000.  The loan is payable in monthly installments of 238,000 Yen or $2,900 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.  The outstanding balance at June 30, 2011, was approximately 19.0 million Yen or $235,000 (based upon the exchange rate at June 30, 2011).

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian).  On September 11, 2009, the line of credit arrangement was amended to reduce the line of credit to $1.5 million (Australian), or approximately $1.6 million (based upon the exchange rate at June 30, 2011). There was no outstanding borrowing under the credit facility as of June 30, 2011.  At December 31, 2010, SPARFACTS Australia Pty. Ltd. had $540,000 (Australian), or approximately $548,000, outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate under this facility was 10.2% per annum for the six months ended June 30, 2011.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $768,000 (based upon the exchange rate at June 30, 2011). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). At June 30, 2011, SPAR Canada Company had $310,000 (Canadian) or $317,000 outstanding under the line of credit (based upon the exchange rate at June 30, 2011).  At December 31, 2010, SPAR Canada had $623,000 outstanding under the line of credit (the exchange rate at that date was $1 CAD to $1 USD).  The average interest rate under this line of credit was 4% per annum for the six months ended June 30, 2011. The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at June 30, 2011.

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $1.0 million and the Company received its first advance of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010. The remaining $500,000 balance of the originally-contemplated loan was never advanced to the Company.  The parties amended the loan agreement on November 5, 2010, to reduce the applicable interest rate from 14% to 9.5%.  The loan was payable on an interest only basis and matured on March 31, 2011, and was paid in full on that date.  In addition to the cost of interest, the Company paid, at closing, a fee of $10,000 in cash and issued 75,000 warrants to purchase 75,000 shares of SGRP Common Stock at an exercise price of $0.85 per Common share. In 2010, the Company recorded an expense of $52,000 for the cost of these warrants issued.  On April 26, 2011, Michael Anthony Holdings, Inc. exercised its rights under the warrant agreement to purchase 75,000 shares of SGRP Common Stock at $0.85 per share at a total exercise price of $63,750.

5.           Capital Lease Obligations

The Company has three outstanding capital lease obligations. The first lease originating in March 2010 has a cost of $215,000, accumulated depreciation of $66,000 and a net book value of $149,000 at June 30, 2011.  The second lease originating in November 2010 has a cost of $48,000, accumulated depreciation of $11,000 and a net book value of $37,000 at June 30, 2011.   The third lease originating in June 2011 has a cost of $140,300.

Annual future minimum lease payments required under the lease, together with the present value as of June 30, 2011, are as follows (in thousands):

Year Ending December 31,	Amount
2011	$78
2012	154
2013	110
2014	23
365
Less amount representing interest	38
Present value of net minimum lease payments
included with other liabilities	$327

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

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

SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists field force for both the six months ended June 30, 2011 and 2010, and approximately 92% and 91% of the Company’s domestic field management at a total cost of approximately $10.8 million and $9.5 million for the six months ended June 30, 2011 and 2010, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended (the "Field Services Agreement"), SMS provides merchandising services to the Company through the use of approximately 7,000 of its field force of merchandising specialists.  Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 54 full-time national, regional and district managers to the Company.  For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the "Plus Compensation").  The total Plus Compensation earned by SMS and SMSI for services rendered was approximately $418,000 and $363,000 for the six months ended June 30, 2011 and 2010, respectively.

The Company has continued to purchase those services because it believes the terms it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services.  The Company periodically engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates.  The most recent such survey was completed in November 2009 and showed that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services.  The Company intends to complete a new survey and report the results by the end of this calendar year.  The Company's cost of revenue would have increased by $327,000 and $285,000 for the six months ended June 30, 2011 and 2010, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described below.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Services provided by affiliates:
Merchandising services (SMS)	$4,318	$4,647	$8,707	$7,481

Field management services (SMSI)	$1,058	$1,057	$2,181	$2,055

Handheld computer leases (SMS)	$33	$33	$66	$66

Total services provided by affiliates	$5,409	$5,737	$10,954	$9,602

	June 30,	December 31,
	2011	2010

Total accrued expenses due to affiliates	$1,306	$1,575

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

7.           Preferred Stock

SGRP's certificate of incorporation also authorized it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time.  The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock.  After the Series A Preferred Stock conversion described in Note 6, above, 2,445,598 shares of SGRP Series A Preferred Stock remained authorized and available for issuance under SGRP's certificate of incorporation and Certificate of Designation of Series "A" Preferred Stock.  The number of shares authorized by such designation could, however, be reduced by amendment or redemption to facilitate the creation of other SGRP Preferred Series.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Based upon the Black-Scholes calculation, share-based compensation expense related to employee and non-employee stock option grants totaled $163,300 and $122,000 for the six months ended June 30, 2011 and 2010, respectively.  The unamortized expense as of June 30, 2011, was approximately $177,000 employee and non-employee outstanding stock option grants.  The impact of the total share-based compensation expense on basic/diluted earnings per share was less than half a cent for both the six months ended June 30, 2011 and 2010.

On March 10, 2011, SGRP's Compensation Committee authorized an award of 100,000 shares of restricted SGRP common stock as additional compensation to Gary S. Raymond, the Company's Chief Executive Officer and President.  The restricted shares vest 20,000 shares a year over the next five (5) years, starting on March 10, 2012 and continuing through March 10, 2016, provided Mr. Raymond continues to be so employed by the Company on the applicable vesting date.  If Mr. Raymond leaves such employment, he will lose his right to receive any unvested shares.  The compensation expense related to these restricted shares will be amortized by the Company over the five (5) year vesting period starting April 1, 2011.  The Company recorded a compensation expense of $11,700 for the three months ended June 30, 2011, for these restricted shares.

For more information respecting the Company's stock option and compensation plans, please see "Stock Compensation Plans" in SGRP's Proxy Statement for its 2011 meeting of stockholders as filed with the SEC on May 2, 2011.

9.           Customer Deposits

Customer deposits at June 30, 2011, were $294,000 ($105,000 from domestic operations and $189,000 from international operations) compared to $471,000 at December 31, 2010 ($139,000 from domestic operations and $332,000 from international operations).

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

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
$1,072,000

The Company is amortizing the customer contracts of $426,000 on a straight line basis over 5 years.  The net book value at June 30, 2011, and December 31, 2010 was approximately $333,000 and $362,000, respectively.  Amortization expense for the six months ending June 30, 2011, was approximately $29,000.

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

On September 27, 2010, the Company purchased the remaining 49% ownership in its India subsidiary at a cost of $90,000.  In June 2011, effective for July 2011, the Company entered into an agreement with Krognos Integrated Marketing Services Private Limited, to sell 49% of its ownership in this subsidiary at a price of $90,000.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
United States	$9,367	$9,915	$18,889	$17,461
International	6,577	5,699	13,474	11,281
Total net revenues	$15,944	$15,614	$32,363	$28,742

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010

International net revenue detail:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Australia	$1,816	11.4%	$1,546	9.9%	$3,919	12.1%	$3,131	10.9%
Canada	1,604	10.0	1,662	10.6	3,098	9.6	2,689	9.4
Japan	1,094	6.9	912	5.8	1,867	5.8	1,845	6.4
China	675	4.2	105	0.7	1,702	5.2	270	0.9
South Africa	646	4.0	564	3.6	1,278	3.9	995	3.5
All Others	742	4.7	910	5.8	1,610	5.0	2,351	8.2
Total international revenue	$6,577	41.2%	$5,699	36.4%	$13,474	41.6%	$11,281	39.3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating income (loss):
United States	$626	$954	$1,218	$1,124
International	(71)	(179)	(264)	(310)
Total operating income	$555	$775	$954	$814

	June 30, 2011	December 31, 2010
Long lived assets:
United States	$2,291	$2,231
International	543	657
Total long lived assets	$2,834	$2,888

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

13.           Supplemental Balance Sheet Information (in thousands)

	June 30, 2011	December 31, 2010
Accounts receivable, net, consists of the following:
Trade	$7,391	$9,846
Unbilled	4,358	3,914
Non-trade	334	382
	12,083	14,142
Less allowance for doubtful accounts	(98)	(143)
Accounts receivable, net	$11,985	$13,999

	June 30, 2011	December 31, 2010
Property and equipment, net, consists of the following:
Equipment	$7,810	$7,893
Furniture and fixtures	532	541
Leasehold improvements	250	250
Capitalized software development costs	3,834	3,518
	12,426	12,202
Less accumulated depreciation and amortization	10,937	10,750
Property and equipment, net	$1,489	$1,452

	June 30, 2011	December 31, 2010
Accrued expenses and other current liabilities consist of the following:
Accrued accounting and legal expense	$158	$266
Accrued salaries payable	656	708
Other	899	1,759
Accrued expenses and other current liabilities	$1,713	$2,733

14.           Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2011 and 2010, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar and Japanese Yen.  International revenues for the six months ended June 30, 2011 and 2010 were $13.5 million and $11.3 million, respectively. The international division reported net losses of approximately $297,000 and $331,000 for the six months ended June 30, 2011 and 2010, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $6.4 million and total liabilities were $4.6 million based on exchange rates at June 30, 2011.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

15.           Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At June 30, 2011, the Company's outstanding lines of credit and other debt totaled approximately $3.4 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.75%	$2,439
International	0.1% -10.2%	958
		$3,397

(1)	Based on interest rate at June 30, 2011.
(2)	Based on exchange rate at June 30, 2011.

Based on the 2011 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the six months ended June 30, 2011 by approximately $15,000.

16.           Recently Issued Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the impact of this new ASU.

17.           Taxes

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements.  Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.  The Company's tax reserves at June 30, 2011, and December 31, 2010 totaled $43,000, for potential domestic state tax and federal tax liabilities.

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

SPAR Group, Inc. and Subsidiaries

Item 2.                      Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the six months ended June 30, 2011 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act", and together with the Securities Act, the "Securities Laws"), including, in particular and without limitation, the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability in this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources".  Such forward looking statements also are included in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2011 (its "Annual Report"), including (without limitation) the statements contained in the discussions under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.  You should carefully consider all such information and the other risks and cautions noted in this Quarterly Report, the Company's Annual Report and the Company's other filings under applicable Securities Laws (including this Quarterly Report and the Company's Annual Report, each a "SEC Report") that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions and best estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

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

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements are based on the information currently available to it and speak only as of June 30, 2011 (in the case of this Quarterly Report), December 31, 2010 (in the case of the Company's Annual Report) or other referenced date or, in the case of forward-looking statements contained in or incorporated by reference from another SEC Report, as of the date of or other date referenced in the SEC Report that includes such statement. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

SPAR Group, Inc. and Subsidiaries

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other cautionary statements (in whole or in part), whether as a result of new information, future events or recognition or otherwise, except as and to the extent required by applicable law.

GENERAL

SPAR Group, Inc., (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store and other chains, and independent, convenience and electronics stores.  The Company also provides furniture and other product assembly services in stores, homes and offices.  Today the Company currently operates in 8 countries that encompass approximately 47% of the total world population through operations in the United States, Canada, Japan, South Africa, India, Romania, China and Australia.

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

SPAR Group, Inc. and Subsidiaries

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

SPAR Group has provided merchandising and other marketing services in the United States since the formation of its predecessor in 1979 and outside the United States since it acquired its first international subsidiary in Japan in May of 2001.  Today the Company currently conducts its business through its domestic and international divisions in 8 territories around the world (listed in the table below) that encompass approximately 47% of the total world population.

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

Primary Territory (+ additional Territory)	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York, United States of America
Japan	May 2001	100%	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
Turkey	July 2003	51%*	Istanbul, Turkey
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%**	New Delhi, India
Lithuania	September 2005	51%***
Australia	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%****	Bucharest, Romania
China	March 2010	51%*****	Shanghai, China

*	Currently not in operation while the Company explores a change in this subsidiary's market focus.
**	In June 2011, effective July 2011, the Company sold 49% of its interest to Krognos Integrated Marketing Services Private Limited.
***	The Company closed this subsidiary's operations in Fourth Quarter 2010.
****	Currently the Company owns two subsidiaries in Romania. One Subsidiary is 100% owned and the second subsidiary, acquired in July 2009, is 51% owned.
*****	Currently the Company owns two subsidiaries in China. One Subsidiary is 100% owned and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned.

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

Another key to the Company’s international strategy is its policy of seeking a material investor in a new subsidiary in an international location who is an experienced person or company in the local country who is not otherwise affiliated with the Company (each a "Local Investor").  The Company generally seeks to own at least 51% of a foreign subsidiary.  As of the date of this Quarterly Report, the Company owns 100% of the equity of its international subsidiaries in Canada and Japan, and one of its two international subsidiaries in each of China and Romania.  A Local Investor provides equity, credit support and certain services to each international subsidiary not wholly owned by the Company, as well as the useful local attention, perspective and relationships of an equity owner with a strong financial stake in such subsidiary's success.  The Company provides executive management and support to each foreign subsidiary as well its operational backbone (and the Company's procedures and controls) through its proprietary Internet-based logistical, communications, scheduling, tracking, reporting and accounting programs.  (See Item 1A in SGRP's Annual Report, Risks of Having Material Local Investors in International Subsidiaries.)

SPAR Group, Inc. and Subsidiaries

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its domestic and international divisions, and the Company tracks and reports certain financial information separately for each of those divisions, as described above.  The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding each of the Company's two geographic divisions, which includes their respective net revenues and operating income (loss) for each of the six months ended June 30, 2011, and June 30, 2010, and long-lived assets at June 30, 2011, and June 30, 2010, are provided in Note 12.

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2011, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 15, 2011.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended June 30, 2011, compared to three months ended June 30, 2010

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2011		2010
	$	%	$	%
Net revenues	$15,944	100.0%	$15,614	100.0%
Cost of revenues	10,987	68.9	10,403	66.6
Selling, general & administrative expense	4,137	25.9	4,199	26.9
Depreciation and amortization	265	1.7	237	1.5
Interest expense	24	0.2	67	0.4
Other (income) expense	(2)	–	88	0.6
Income before income taxes	533	3.3	620	4.0
Provision for income taxes	29	0.2	17	0.1
Net income before non-controlling interest	504	3.1	603	3.9
Net (income) attributable to non-controlling interest	(5)	–	(9)	–
Net income attributable to Spar Group, Inc.	$509	3.1%	$612	3.9%

Net Revenues

Net revenues for the three months ended June 30, 2011, were $15.9 million, compared to $15.6 million for the three months ended June 30, 2010, an increase of $330,000 or 2%.

Domestic net revenues totaled $9.4 million in the three months ended June 30, 2011, compared to $9.9 million for the same period in 2010. The domestic net revenue decrease of $548,000 or 6% was mainly attributable to extraordinary project revenue realized in the second quarter of 2010.

International net revenues totaled $6.6 million for the three months ended June 30, 2011, compared to $5.7 million for the same period in 2010, an increase of $878,000 or 15%. The increase in 2011 international net revenues was primarily due to increases in China of $570,000 resulting from increased project work in the beverage category, in Australia of $270,000 due to a stronger performance in their entertainment category, and in Japan of $180,000, partially offset by a decrease in India due to the loss of a key client in the second quarter of 2010.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 68.9% of its net revenues for the three months ended June 30, 2011 compared to 66.6% of its net revenues for the three months ended June 30, 2010.

Domestic cost of revenues was 68.7% and 65.6% of net revenues for the three months ended June 30, 2011 and 2010, respectively. The cost of revenue percentage increase of 3.1% was due primarily to an unfavorable mix of 2011 syndicated and project work as compared to 2010 levels.  Approximately 85% and 88% of the Company's domestic cost of revenues in the three months ended June 30, 2011 and 2010, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 - Related-Party Transactions).

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 69.2% of net revenues for the three months ended June 30, 2011, compared to 68.5% of net revenues for the three months ended June 30, 2010. The cost of revenue percentage increase of 0.7% was primarily due to the mix of business specifically in the China market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $4.1 million and $4.2 million for the three months ended June 30, 2011 and 2010.  The decrease of $100,000 was primarily in domestic operations as the Company continues its cost management efforts.

Depreciation and Amortization

Depreciation and amortization charges totaled $265,000 for the three months ended June 30, 2011, and $237,000 for the same period in 2010.

Interest Expense

The Company's net interest expense was $24,000 and $67,000 for the three months ended June 30, 2011 and 2010, respectively.  The reduction in interest was a direct result of lower debt requirements in 2011.

Other Income and Expense

The net other income of $2,000 for the three months ended June 30, 2011, reflects income from a favorable legal judgment.  The net other expense of $88,000 for the three months ended June 30, 2010 primarily represents final legal expenses related to the Safeway settlement.

Income Taxes

The income tax provision for the three months ended June 30, 2011 and 2010 was $29,000 and $17,000, respectively. The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits.  The Company recognizes minimum federal tax provisions as the Company anticipates utilizing operating loss carry forwards in 2011.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $5,000 and $9,000 for the three months ended June 30, 2011and June 30, 2010, respectively.

Net Income

The Company reported a net income of $509,000 for the three months ended June 30, 2011, or $0.02 per diluted share, compared to a net income of $612,000, or $0.03 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Six months ended June 30, 2011, compared to six months ended June 30, 2010

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2011		2010
	$	%	$	%
Net revenues	$32,363	100.0%	$28,742	100.0%
Cost of revenues	22,170	68.5	19,261	67.0
Selling, general & administrative expense	8,711	26.9	8,171	28.4
Depreciation and amortization	528	1.7	496	1.7
Interest expense	106	0.3	102	0.4
Other expense	7	–	91	0.3
Income before income taxes	841	2.6	621	2.2
Provision for income taxes	53	0.2	34	0.1
Net income before non-controlling interest	788	2.4	587	2.1
Net (income) loss attributable to non-controlling interest	26	0.1	(61)	(0.2)
Net income attributable to Spar Group, Inc.	$762	2.3%	$648	2.3%

Net Revenues

Net revenues for the six months ended June 30, 2011, were $32.4 million, compared to $28.7 million for the six months ended June 30, 2010, an increase of $3.6 million or 13%.

Domestic net revenues totaled $18.9 million in the six months ended June 30, 2011, compared to $17.5 million for the same period in 2010. Domestic net revenues increased by $1.4 million or 8% primarily attributable to continued growth from the Company’s syndicated services as well as growth in the assembly business.

International net revenues totaled $13.5 million for the six months ended June 30, 2011, compared to $11.3 million for the same period in 2010, an increase of $2.2 million or 19%. The increase in 2011 international net revenues was primarily due to increases in China of $1.4 million resulting from increased project work in the beverage category, in Australia of $788,000 due to a stronger performance in their entertainment category, and in Canada of $410,000 primarily attributed to the Wings and Ink business acquired in the second quarter of 2010, partially offset by a decrease in India due to the loss of a key client in the second quarter of 2010.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 68.5% of net revenues for the six months ended June 30, 2011, compared to 67.0% of net revenues for the six months ended June 30, 2010.

Domestic cost of revenues was 67.1% of net revenues for the six months ended June 30, 2011, and 64.7% of net revenues for the six months ended June 30, 2010. The increase in cost of revenues as a percentage of net revenues was 2.4% due primarily to an unfavorable mix of syndicated and project work compared to last year.  Approximately 87 % and 86% of the Company's domestic cost of revenues in the six months ended June 30, 2011 and 2010, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 - Related-Party Transactions).

SPAR Group, Inc. and Subsidiaries

Cost of revenue as a percent of net revenue improved slightly to 70.4% of net revenues for the six months ended June 30, 2011, compared to 70.6% of net revenues for the six months ended June 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $8.7 million and $8.2 million for the six months ended June 30, 2011 and 2010.

Domestic selling, general and administrative expenses totaled $4.5 million for the six months ended June 30, 2011, compared to $4.6 million for the same period in 2010, reflecting an decrease of approximately $100,000 due primarily to salary and related benefit expenses.

International selling, general and administrative expenses totaled $4.2 million for the six months ended June 30, 2011, compared to $3.6 million for the same period in 2010. The increase of approximately $600,000 was primarily due to salary and other employee related benefit expenses in the markets of Australia, China and Japan and increased spending in Canada reflects the Wings and Ink business acquisition in the second quarter of 2010.

Depreciation and Amortization

Depreciation and amortization charges totaled $528,000 for the six months ended June 30, 2011, and $496,000 for the same period in 2010.

Interest Expense

The Company's net interest expense was $106,000 and $102,000 for the six months ended June 30, 2011 and 2010, respectively.

Other Expense

Other net expense totaled $7,000 and $91,000 for the six months ended June 30, 2011 and 2010, respectively.   The net other expense for the six months ended June 30, 2011, includes approximately $30,000 of income from a favorable legal judgment.  The net other expense for the six months ended June 30, 2010 primarily represents final legal expenses related to the Safeway settlement.

Income Taxes

The income tax provision for the six months ended June 30, 2011 and 2010 was $53,000 and $34,000, respectively. The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits.  The Company recognizes minimum federal tax provisions as the Company anticipates utilizing operating loss carry forwards in 2011.

Non-controlling Interest

Net operating loss from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in an increase of $26,000 in net income for the six months ended June 30, 2011, compared to net operating income from the non-controlling interest, resulting in a decrease of $61,000 in net income for the six months ended June 30, 2010.

Net Income

The Company reported a net income of $762,000 for the six months ended June 30, 2011, or $0.04 per share, compared to a net income of $648,000, or $0.03 per share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Liquidity and Capital Resources

In the six months ended June 30, 2011, the Company had net income before non-controlling interest of $788,000.

Net cash provided by operating activities was $2.4 million and net cash used by operating activities $702,000 for the six months ended June 30, 2011 and 2010, respectively.  The increase in net cash provided by operating activities was primarily due to a reduction in accounts receivable.

Net cash used in investing activities for the six months ended March 31, 2011, and March 31, 2010, was approximately $264,000 and $789,000, respectively. The net cash used in investing activities was primarily a result of fixed asset additions.

Net cash used in financing activities for the six months ended June 30, 2011, was approximately $1.9 million and net cash provided by financing activities was approximately $828,000 for the six months ended June 30, 2010, respectively.  Net cash used in financing activities in 2011 was primarily a result of payments on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the six months ended June 30, 2011, of $341,000.

At June 30, 2011, the Company had working capital of $5.9 million, as compared to working capital of $4.4 million at December 31, 2010. The Company's current ratio was 1.7 and 1.4 at June 30, 2011, and at December 31, 2010, respectively.

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

On July 6, 2010, the Webster Credit Facility was repaid in full and replaced with the Sterling Credit Facility.

Domestic Credit Facility (“Sterling Credit Facility”) (July 6, 2010, to present):

SGRP and certain of its domestic direct and indirect subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Incentive Marketing, Inc., PIA Merchandising Co., Inc., and SPAR Acquisition, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the " Borrowers "), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern its new credit facility with them (the "Sterling Credit Facility").   The Sterling Credit Facility replaced the Webster Credit Facility on July 6, 2010, and the first advance under such new facility was used to fully repay and terminate the Webster Credit Facility and its documents and liens.  In June 2011, the Lenders agreed to: (1) reduce the personal guarantee limits as noted below, and (2) extend the maturity of the Sterling Credit Facility until July 2013.

SPAR Group, Inc. and Subsidiaries

In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, have provided personal guarantees of the Sterling Credit Facility totaling $1,250,000 pursuant to their Limited Continuing Guaranty in favor of the Lenders dated as of July 6, 2010, as amended in June 2011 (the "Limited Guaranty").

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

The domestic revolving loan balances outstanding under the Sterling Credit Facility were approximately $2.9 million and $3.5 million at June 30, 2011, and December 31, 2010, respectively.  As of June 30, 2011, the Company had unused availability under the Sterling Credit Facility of $1.8 million out of the remaining maximum $3.6 million unused revolving line of credit.

The basic interest rate under the Sterling Credit Facility is equal to the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus one and one-half  (1.50%) percent per annum, which automatically changes with each change in such rate.  The aggregate interest rate on June 30, 2011, was 4.75% per annum under that formula.

Due of the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At June 30, 2011, the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation; there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a loan with Mizuho Bank in the amount of 20.0 million Japanese Yen, or approximately $244,000.  The loan is payable in monthly installments of 238,000 Yen or $2,900 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.  The outstanding balance at June 30, 2011, was approximately 19.0 million Yen or $235,000 (based upon the exchange rate at June 30, 2011).

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian).  On September 11, 2009, the line of credit arrangement was amended to reduce the line of credit to $1.5 million (Australian), or approximately $1.6 million (based upon the exchange rate at June 30, 2011).  There was no outstanding borrowing under the credit facility as of June 30, 2011.  At December 31, 2010, SPARFACTS Australia Pty. Ltd. had $540,000 (Australian), or approximately $548,000, outstanding under the line of credit (based upon the exchange rate at that date). The average interest rate under this facility was 10.2% per annum for the six months ended June 30, 2011.

SPAR Group, Inc. and Subsidiaries

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $768,000 (based upon the exchange rate at June 30, 2011). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian). At June 30, 2011, SPAR Canada Company had $310,000 (Canadian) or $317,000 outstanding under the line of credit (based upon the exchange rate at June 30, 2011).  At December 31, 2010, SPAR Canada had $623,000 outstanding under the line of credit (the exchange rate at that date was $1 CAD to $1 USD).  The average interest rate under this line of credit was 4% per annum for the six months ended June 30, 2011.The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at June 30, 2011.

At the March 2010 quarterly board meeting of SGRP, the Board of Directors authorized the Company to secure bridge financing for future acquisition efforts in an amount not to exceed $1.0 million. On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $1.0 million and the Company received its first advance of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010. The remaining $500,000 balance of the originally-contemplated loan was never advanced to the Company.  The parties amended the loan agreement on November 5, 2010, to reduce the applicable interest rate from 14% to 9.5%.  The loan was payable on an interest only basis and matured on March 31, 2011, and was paid in full on that date.  In addition to the cost of interest, the Company paid, at closing, a fee of $10,000 in cash and issued 75,000 warrants to purchase 75,000 shares of SGRP Common Stock at an exercise price of $0.85 per Common share. In 2010, the Company recorded an expense of $52,000 for the cost of these warrants.  On April 26, 2011, Michael Anthony Holdings, Inc. exercised its rights under the warrant agreement to purchase 75,000 shares of SGRP Common Stock at $0.85 per share at a total exercise price of $63,750.

The Company's international business model is to partner with local merchandising companies and combine the Company's proprietary software and expertise in the merchandising and marketing services business with their partner's knowledge of the local market. In 2001, the Company established its first subsidiary in Japan and has continued this strategy. As of this filing, the Company is currently operating in 8 countries and has 7 international subsidiaries. Certain of these international subsidiaries are profitable, while others are operating at a loss. In the event of continued losses, the Company may be required to provide additional cash infusions into those subsidiaries with losses.

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of June 30, 2011 (in thousands):

	Period in which payments are due
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lines of Credit and Other Debt	$3,397	$3,196	$103	$68	$30
Capital Lease Obligations	365	78	287	–	–
Operating Lease Obligations	2,219	641	1,361	217	–
Total	$5,981	$3,915	$1,751	$285	$30

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At June 30, 2011, the Company's outstanding lines of credit and other debt totaled approximately $3.4 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.75%	$2,439
International	0.1% -10.2%	958
		$3,397

(1)	Based on interest rate at June 30, 2011.
(2)	Based on exchange rate at June 30, 2011.

Based on the 2011 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the six months ended June 30, 2011, by approximately $15,000.

The Company has foreign currency exposure with its international subsidiaries. In both 2011 and 2010, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar and Japanese Yen. International revenues for the six months ended June 30, 2011 and 2010 were $13.5 million and $11.3 million, respectively. The international division reported a net loss of approximately $297,000 and $331,000 for the six months ended June 30, 2011 and 2010, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $6.4 million and total liabilities were $4.6 million based on exchange rates at June 30, 2011.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of June 30, 2011.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s second quarter of its 2011 fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a):
        As previously reported, on March 26, 2010, SGRP agreed with Michael Anthony Holdings, Inc. ("MAH"), to privately issue warrants to MAH to purchase 75,000 shares of SGRP Common Stock to in consideration of MAH's term loan to SGRP (as that loan is more fully described in Note 4 to the Consolidated Financial Statements in SGRP's Annual Report respecting 2010), which warrants had an exercise price of $0.85 per share (the fair market value at the time of such agreement) and would have expired on March 26, 2012.  On April 15, 2011, MAH exercised those warrants and paid the exercise price for the underlying warrant shares in full, and in turn SGRP issued 75,000 shares of its Common Stock to MAH.  The offer and sale of those warrants and shares were not registered under the Securities Act or other securities laws, as they were made in a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.  The proceeds from such exercise were used by SGRP for general corporate purposes.

Item 2(b): Not applicable
Item 2(c): Not applicable

Item 3.       Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.
Item 3(b): Defaults under Preferred Stock: None.

SPAR Group, Inc. and Subsidiaries

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

Date: August 5, 2011	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory