Form 10-Q
period 2011-09-30
SPAR GROUP INC
filed 2011-11-07
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2011.
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

On September 30, 2011, there were 20,099,287 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:      FINANCIAL INFORMATION

Item 1. Financial Statements
SPAR Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$1,638	$923
Accounts receivable, net	12,696	13,999
Prepaid expenses and other current assets	772	1,283
Total current assets	15,106	16,205

Property and equipment, net	1,527	1,452
Goodwill	848	848
Intangibles	990	362
Other assets	419	226
Total assets	$18,890	$19,093

Liabilities and equity
Current liabilities:
Accounts payable	$1,541	$1,804
Accrued expenses and other current liabilities	2,498	2,733
Accrued expenses due to affiliates	1,237	1,575
Customer deposits	157	471
Lines of credit and other debt	4,155	5,263
Total current liabilities	9,588	11,846
Other long-term liabilities	391	–
Total liabilities	9,979	11,846

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares – 2,445,598 Issued and outstanding shares – none – September 30, 2011, and 554,402 – December 31, 2010	–	6
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued and outstanding shares – 20,099,287 – September 30, 2011, and 19,314,306 – December 31, 2010	201	193
Treasury stock	–	(1)
Additional paid-in capital	13,777	13,549
Accumulated other comprehensive loss	(280)	(142)
Accumulated deficit	(5,830)	(6,808)
Total SPAR Group, Inc. equity	7,868	6,797
Non-controlling interest	1,043	450
Total liabilities and equity	$18,890	$19,093

Note:
The Balance Sheet at December 31, 2010, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

 SPAR Group, Inc.
Consolidated Statements of Income
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues	$17,564	$15,674	$49,925	$44,415
Cost of revenues	12,515	10,730	34,684	29,990
Gross profit	5,049	4,944	15,241	14,425

Selling, general and administrative expenses	4,368	4,350	13,078	12,520
Depreciation and amortization	280	229	808	725
Operating income	401	365	1,355	1,180

Interest expense, net	55	36	160	138
Other (income) expense	(30)	(77)	(22)	15
Income before provision for income taxes	376	406	1,217	1,027

Provision for income taxes	17	40	72	74
Net income	359	366	1,145	953

Net (income) loss attributable to the non-controlling interest	(112)	(41)	(137)	20
Net income attributable to SPAR Group, Inc.	$247	$325	$1,008	$973

Basic/diluted net income per common share:

Net income – basic/diluted	$0.01	$0.02	$0.05	$0.05

Weighted average common shares – basic	20,081	19,203	19,911	19,161

Weighted average common shares- diluted	21,536	20,705	21,423	20,392

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)
(In thousands)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive	Non-
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	(Loss) Gain	Controlling Interest	Total Equity
Balance at December 31, 2010	554	$6	19,314	$193	$(1)	$13,549	$(6,808)	$(142)	$450	$7,247

Preferred stock and accrued dividends converted to common stock	(554)	(6)	609	6	–	–	–	–	–
Exercise of warrants			75	1	–	63	–	–	–	64
Issuance of stock options to employees & non-employees for services			–	–	–	258	–	–	–	258
Exercise of Options			101	1	–	35	–	–	–	36
Sale of non-controlling interest of subsidiary in India						(127)			217	90
Establishment of new subsidiaries with non-controlling interest									117	117
Distribution of subsidiary’s equity							(30)		122	92
Reissued treasury stock					1	(1)				–
Comprehensive income:
Foreign currency translation gain			–	–	–	–	–	(138)	–	(138)
Net Income							1,008	–	137	1,145
Comprehensive income							1,008	(138)	137	1,007
Balance at September 30, 2011	-	$-	20,099	$201	$-	$13,777	$(5,830)	$(280)	$1,043	$8,911

See accompanying notes.

SPAR Group, Inc.
Consolidated Statements of Cash Flows
(unaudited)
 (In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$1,145	$953
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation & Amortization	808	725
Issuance of stock options and warrants	258	154
Changes in non-controlling interest	124	119
Changes in operating assets and liabilities:
Accounts receivable	1,253	(2,750)
Prepaid expenses and other assets	318	1,647
Accounts Payable	(263)	(1,503)
Accrued expenses, other current liabilities and customer deposits	(1,256)	425
Net cash provided by (used in) operating activities	2,387	(230)

Investing activities
Purchases of property and equipment and capitalized software	(444)	(1,202)
Purchase of Mexican subsidiary	(400)	–
Net cash (used in) investing activities	(844)	(1,202)

Financing activities
Net (payments) proceeds on lines of credit	(552)	176
Proceeds from options exercised	35	6
Proceeds from term debt	244	500
Payment on term debt	(500)	–
Payments on capital lease obligations	(75)	(101)
Net cash (used in) provided by financing activities	(848)	581

Effects of foreign exchange rate on cash	20	49

Net change in cash and cash equivalents	715	(802)
Cash and cash equivalents at beginning of period	923	1,659
Cash and cash equivalents at end of period	$1,638	$857

Supplemental disclosure of cash flows information
Interest paid	$160	$207
Taxes paid	$198	$162

Supplemental disclosure of non-cash financing activities
Liability related to acquisition of Mexican subsidiary	$300	$–
Preferred stock converted to common stock at par	$6	$–
Acquisition of equipment through capital lease	$140	$–

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

SPAR Group is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store and other chains, and independent, convenience and electronics stores.  The Company also provides furniture and other product assembly services in stores, homes and offices.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company currently operates in 9 countries that encompass approximately 46% of the total world population through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia and Mexico.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:

Net income	$247	$325	$1,008	$973

Denominator:
Shares used in basic net income per share calculation	20,081	19,203	19,911	19,161

Effect of diluted securities:
Employee stock options	1,455	1,502	1,512	1,231

Shares used in diluted net income per share calculation	21,536	20,705	21,423	20,392

Basic and diluted net income per common share	$0.01	$0.02	$0.05	$0.05

4.	Lines of Credit

Domestic Credit Facility (“Sterling Credit Facility”):

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

Revolving Loans of up to $6.5 million are available to the Borrowers under the new Sterling Credit Facility based upon the borrowing base formula defined in the Loan Agreement (principally 85% of "eligible" domestic accounts receivable less certain reserves).  The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

The basic interest rate under the Sterling Credit Facility is equal to the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus one and one-half  (1.50%) percent per annum, which automatically changes with each change in such rate.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Due of the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At September 30, 2011, the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation; there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement (as amended in September 2009) with Commonwealth Bank of Australia (CBA) for $1.5 million (Australian), or approximately $1.5 million (based upon the exchange rate at September 30, 2011).

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $726,000 (based upon the exchange rate at September 30, 2011). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant. The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at September 30, 2011.

On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010.  The loan was payable on an interest only basis and matured on March 31, 2011 and was paid in full on that date.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a loan with Mizuho Bank in the amount of 20.0 million Japanese Yen, or approximately $261,000.  The loan is payable in monthly installments of 238,000 Yen or $3,100 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.  The outstanding balance at September 30, 2011, was approximately 18 million Yen or $239,000 (based upon the exchange rate at September 30, 2011).

Summary of Company Credit and Other Debt Facilities:

(in thousands)

	September 30, 2011	Average Interest Rate	December 31, 2010	Average Interest Rate
Credit Facility Loan Balance:
USA, Sterling Credit Facility and predecessors	$3,782	4.75%	$3,536	4.87%
Australia	131	10.24%	548	10.24%
Canada	242	4.00%	623	4.00%
	$4,155		$4,707

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	September 30, 2011	December 31, 2010
Unused Availability:
USA – Sterling Facility	$2,300	$1,700
Australia	1,369	952
Canada	149	87
	$3,818	$2,739

Other Debt:	$239	$556

5.	Capital Lease Obligations

The Company has three outstanding capital lease obligations (in thousands):

Start Date:	Original Cost	Accumulated Depreciation	Net Book Value as of September 30, 2011
July 2010	$215	$84	$131
November 2010	48	15	33
June 2011	140	11	129
	$403	$110	$293

Annual future minimum lease payments required under the lease, together with the present value as of September 30, 2011, are as follows (in thousands):

Year Ending December 31,	Amount
2011	$38
2012	154
2013	110
2014	23
325
Less amount representing interest	32
Present value of net minimum lease payments included with other liabilities	$293

6.	Related-Party Transactions

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

SMS and SMSI provided approximately 99% of the Company’s domestic merchandising specialists field force for both the nine months ended September 30, 2011 and 2010, and approximately 92% and 91% of the Company’s domestic field management at a total cost of approximately $16.1 million and $14.8 million for the nine months ended September 30, 2011 and 2010, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended (the "Field Services Agreement"), SMS provides merchandising services to the Company through the use of approximately 6,600 of its field force of merchandising specialists.  Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, SMSI provides 54 full-time national, regional and district managers to the Company.  For those services, the Company has agreed to reimburse SMS and SMSI for all of their costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective costs (the "Plus Compensation").  The total Plus Compensation earned by SMS and SMSI for services rendered was approximately $622,000 and $565,000 for the nine months ended September 30, 2011 and 2010, respectively.

The Company has continued to purchase those services because it believes the terms it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services.  The Company periodically engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates.  The most recent such survey showed that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services.  The Company's cost of revenue would have increased by $485,000 and $444,000 for the nine months ended September 30, 2011 and 2010, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described below.

The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

In July 2008, the Company, through SPAR Marketing Force, Inc. (“SMF”), entered into a new Master Lease Agreement with SMS, and in July and September of 2008 entered into new separate operating leases with SMS pursuant to Equipment Leasing Schedules under that Master Lease Agreement.  Each operating lease had a 36 month term and representations, covenants and defaults customary for the leasing industry. The leases are for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in the United States and have a total monthly payment of $11,067. These handheld computers had an original purchase price of $401,188.  The monthly payments were based upon a lease factor of 3.1%.  As of September 2011, these lease agreements expired and were paid in full.  In addition, SMS has granted SMF continued use of the equipment at no additional charge to insure continued compliance with the Field Services Agreement noted above.  The Company estimates that the value of the handheld computers is approximately $2,000 to $4,000 per month.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Services provided by affiliates:
Merchandising services (SMS)	$4,234	$4,250	$12,941	$11,731

Field management services (SMSI)	$1,068	$1,020	$3,250	$3,075

Handheld computer leases (SMS)	$11	$33	$77	$99

Total services provided by affiliates	$5,313	$5,303	$16,268	$14,905

	September 30,	December 31,
	2011	2010

Total accrued expenses due to affiliates	$1,237	$1,575

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

SGRP currently grants options to its eligible directors, officers and employees and certain employees of its affiliates to purchase shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to its 2008 Stock Compensation Plan, (as amended, the "2008 Plan").  SGRP also has granted stock options that continue to be outstanding under various predecessor stock option plans (each a "Prior Plan").  The Prior Plans consist of the following: the Amended and Restated 1995 Stock Option Plan (the "1995 Plan"); and the 2000 Stock Option Plan ("2000 Plan"), which succeeded the 1995 Plan.  Each Prior Plan will continue to be outstanding for the purposes of any remaining outstanding options issued under it for so long as such options are outstanding. As described below, SGRP has the authority to issue other types of stock-based awards under the 2008 Plan, but (except for the restricted stock award described below) to date it has not done so.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Based upon the Black-Scholes calculation, share-based compensation expense related to employee and non-employee stock option grants totaled $270,000 and $250,000 for the nine months ended September 30, 2011 and 2010, respectively.  The unamortized expense as of September 30, 2011, was approximately $905,000 for employee and non-employee outstanding stock option grants.  The impact of the total share-based compensation expense on basic/diluted earnings per share was $0.01 for both the nine months ended September 30, 2011 and 2010.

On March 10, 2011, SGRP's Compensation Committee authorized an award of 100,000 shares of restricted SGRP common stock as additional compensation to Gary S. Raymond, the Company's Chief Executive Officer and President.  The restricted shares vest 20,000 shares a year over the next five (5) years, starting on March 10, 2012 and continuing through March 10, 2016, provided Mr. Raymond continues to be so employed by the Company on the applicable vesting date.  If Mr. Raymond leaves such employment, he will lose his right to receive any unvested shares.  The compensation expense related to these restricted shares will be amortized by the Company over the five (5) year vesting period starting April 1, 2011.  The Company recorded a compensation expense of $23,400 for the period ended September 30, 2011, for these restricted shares.

For more information respecting the Company's stock option and compensation plans, please see "Stock Compensation Plans" in SGRP's Proxy Statement for its 2011 meeting of stockholders as filed with the SEC on May 2, 2011.

9.	Customer Deposits

Customer deposits at September 30, 2011, were $157,000 ($76,000 from domestic operations and $81,000 from international operations) compared to $471,000 at December 31, 2010 ($139,000 from domestic operations and $332,000 from international operations).

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
(unaudited) (continued)

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
$1,072,000

The Company is amortizing the customer contracts of $426,000 on a straight line basis over 5 years.  The net book value at September 30, 2011, and December 31, 2010 was approximately $294,000 and $362,000, respectively.  Amortization expense for the nine months ending September 30, 2011, was approximately $68,000.

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

In September 2010, the Company purchased the remaining 49% ownership in its India subsidiary at a cost of $90,000 and in July 2011 the Company then entered into an agreement with KROGNOS Integrated Marketing Services Private Limited, to sell 49% ownership in the India subsidiary at a price of $90,000.

In August 2011, the Company expanded its operations in North America by entering into an agreement with Grupo TODOPROMO to create a new subsidiary in Mexico.  The new subsidiary is called SPAR TODOPROMO, SAPI, de CV., began operations in September 2011 and is owned 51% by SPAR and 49% by Grupo TODOPROMO (Grupo).  The Company’s total investment in Mexico is $702,000 which consists of $2,000 in capital and $700,000 paid to Grupo for intangible assets.  $400,000 was paid in September 2011 and the balance is payable in 2012. The company has recorded the $700,000 as an intangible asset. The allocation of the intangible asset between identifiable intangibles and goodwill is expected to be completed by December 31, 2011.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

In August 2011, the Company entered into an agreement with two companies in Turkey (NDS TANITIM DANIŞMANLIK HİZMETLERİ and GIDA TEKSTİL TURİZM PAZARLAMA TİCARET LİMİTED ŞİRKETİ) to reestablish operations in this market.  The agreement established a new subsidiary, SPAR NDS, owned 51% by the Company and 49% by the Turkish companies noted above.  The new subsidiary is scheduled to start operations in November 2011.  The Company’s total investment in Turkey is approximately $86,000

In July 2011, the Company’s subsidiary in China, SPAR (Shanghai) Marketing Management Company Ltd (“SPAR Shanghai”) entered into an agreement with Beijing DSI Management Consulting Company Ltd. (“DSI”), creating a new subsidiary in order to expand the Company’s operations throughout the People’s Republic of China.   The new subsidiary is called SPAR DSI Human Resource Company (“SPAR DSI”), is owned 51% by SPAR Shanghai and 49% by DSI and is expected to be operational in November 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues:
United States	$8,734	$9,044	$27,621	$26,503
International	8,830	6,630	22,304	17,912
Total net revenues	$17,564	$15,674	$49,925	$44,415

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
International net revenue detail:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Australia	$2,307	13.1%	$1,788	11.4%	$6,226	12.5%	$4,918	11.1%
Canada	1,509	8.6	2,059	13.1	4,607	9.2	4,748	10.7
South Africa	1,325	7.5	612	3.9	2,603	5.2	1,608	3.6
Japan	1,185	6.8	1,143	7.3	3,052	6.1	2,988	6.7
All Others	2,504	14.3	1,028	6.6	5,816	11.7	3,650	8.2
Total international revenue	$8,830	50.3%	$6,630	42.3%	$22,304	44.7%	$17,912	40.3%

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating income (loss):
United States	$341	$515	$1,558	$1,640
International	60	(150)	(203)	(460)
Total operating income	$401	$365	$1,355	$1,180

	September 30, 2011	December 31, 2010
Long lived assets:
United States	$2,235	$2,231
International	1,549	657
Total long lived assets	$3,784	$2,888

13.	Supplemental Balance Sheet Information (in thousands)

	September 30, 2011	December 31, 2010
Accounts receivable, net, consists of the following:
Trade	$9,926	$9,846
Unbilled	2,548	3,914
Non-trade	323	382
	12,797	14,142
Less allowance for doubtful accounts	101	143
Accounts receivable, net	$12,696	$13,999

	September 30, 2011	December 31, 2010
Property and equipment, net, consists of the following:
Equipment	$7,819	$7,893
Furniture and fixtures	530	541
Leasehold improvements	250	250
Capitalized software development costs	4,099	3,518
	12,698	12,202
Less accumulated depreciation and amortization	11,171	10,750
Property and equipment, net	$1,527	$1,452

	September 30, 2011	December 31, 2010
Accrued expenses and other current liabilities consist of the following:
Accrued salaries payable	$966	$708
Accrued accounting and legal expense	209	266
Other	1,323	1,759
Accrued expenses and other current liabilities	$2,498	$2,733

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

14.	Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2011 and 2010, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar and Japanese Yen.  International revenues for the nine months ended September 30, 2011 and 2010 were $22.3 million and $17.9 million, respectively. The international division reported net losses of approximately $332,000 and $558,000 for the nine months ended September 30, 2011 and 2010, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $6.9 million and total liabilities were $4.8 million based on exchange rates at September 30, 2011.

15.	Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At September 30, 2011, the Company's outstanding lines of credit and other debt totaled approximately $4.4 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.75%	$3,782
International	0.1% -10.24%	612
		$4,394
(1)	Based on interest rate at September 30, 2011.
(2)	Based on exchange rate at September 30, 2011.

Based on the 2011 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2011 by approximately $23,000.

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

In September 2011, the FASB issued ASU No, 2001-07, “Goodwill and Other Intangible Assets”.  This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amended guidance is effective beginning in 2012, however, with earlier adoption permitted. The Company intends to apply the updated guidance to its 2012 annual impairment test. The adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

17.	Taxes

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements.  Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.  The Company's tax reserves at September 30, 2011, and December 31, 2010 totaled $43,000, for potential domestic state tax and federal tax liabilities.

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

SPAR Group, Inc. and Subsidiaries

 Item 2.      Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2011 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act", and together with the Securities Act, the "Securities Laws"), including, in particular and without limitation, the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability in this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources".  Such forward looking statements also are included in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2011 (its "Annual Report"), including (without limitation) the statements contained in the discussions under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.  You should carefully consider all such information and the other risks and cautions noted in this Quarterly Report, the Company's Annual Report and the Company's other filings under applicable Securities Laws (including this Quarterly Report and the Company's Annual Report, each a "SEC Report") that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions and best estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

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

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements are based on the information currently available to it and speak only as of September 30, 2011 (in the case of this Quarterly Report), December 31, 2010 (in the case of the Company's Annual Report) or other referenced date or, in the case of forward-looking statements contained in or incorporated by reference from another SEC Report, as of the date of or other date referenced in the SEC Report that includes such statement. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

SPAR Group, Inc. and Subsidiaries

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other cautionary statements (in whole or in part), whether as a result of new information, future events or recognition or otherwise, except as and to the extent required by applicable law.

GENERAL

SPAR Group, Inc., (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store and other chains, and independent, convenience and electronics stores.  The Company also provides furniture and other product assembly services in stores, homes and offices.  Today the Company currently operates in 9 countries that encompass approximately 46% of the total world population through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia and Mexico.

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

SPAR Group has provided merchandising and other marketing services in the United States since the formation of its predecessor in 1979 and outside the United States since it acquired its first international subsidiary in Japan in May of 2001.  Today the Company currently conducts its business through its domestic and international divisions in 9 territories around the world (listed in the table below) that encompass approximately 46% of the total world population.

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

Primary Territory (+ additional Territory)	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York, United States of America
Japan	May 2001	100%	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
Turkey	July 2003	51%*	Istanbul, Turkey
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%**	New Delhi, India
Lithuania	September 2005	51%***
Australia	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%****	Bucharest, Romania
China	March 2010	51%*****	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	August 2011	51%******	Istanbul, Turkey

*	In August 2011, the Company sold its 51% ownership to its current joint venture partner.
**	In June 2011, the Company sold 49% of its interest to KROGNOS Integrated Marketing Services Private Limited.
***	The Company closed this subsidiary's operations in Fourth Quarter 2010.
****	Currently the Company owns two subsidiaries in Romania. One Subsidiary is 100% owned and the second subsidiary, acquired in July 2009, is 51% owned.
*****	Currently the Company owns two subsidiaries in China. One Subsidiary is 100% owned and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned.
******	The Turkey subsidiary will be operational in November 2011.

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

SPAR Group, Inc. and Subsidiaries

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its domestic and international divisions, and the Company tracks and reports certain financial information separately for each of those divisions, as described above.  The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding each of the Company's two geographic divisions, which includes their respective net revenues and operating income (loss) for each of the nine months ended September 30, 2011, and September 30, 2010, and long-lived assets at September 30, 2011, and September 30, 2010, are provided in Note 12.

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2011, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 15, 2011.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended September 30, 2011, compared to three months ended September 30, 2010

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2011		2010
	$	%	$	%
Net revenues	$17,564	100.0%	$15,674	100.0%
Cost of revenues	12,515	71.3	10,730	68.5
Selling, general & administrative expense	4,368	24.9	4,350	27.8
Depreciation and amortization	280	1.6	229	1.5
Interest expense, net	55	0.3	36	0.2
Other income	(30)	(0.2)	(77)	(0.6)
Income before income taxes	376	2.1	406	2.6
Provision for income taxes	17	0.1	40	0.3
Net income before non-controlling interest	359	2.0	366	2.3
Net (income) attributable to non-controlling interest	(112)	(0.6)	(41)	(0.3)
Net income attributable to Spar Group, Inc.	$247	1.4%	$325	2.0%

Net Revenues

Net revenues for the three months ended September 30, 2011, were $17.6 million, compared to $15.7 million for the three months ended September 30, 2010, an increase of $1.9 million or 12%.

Domestic net revenues totaled $8.8 million in the three months ended September 30, 2011, compared to $9.1 million for the same period in 2010. The domestic net revenue decrease of $310,000 or 3.4% was mainly attributable to extraordinary project revenue realized in the third quarter of 2010, partially offset by the growth from the Company’s syndicated services in 2011.

International net revenues totaled $8.8 million for the three months ended September 30, 2011, compared to $6.6 million for the same period in 2010, an increase of $2.2 million or 33%. The increase in third quarter net revenues was primarily due to additional revenue from the new subsidiary in Mexico of $978,000, an increase in South Africa of $713,000 resulting from a new client in the general merchandising category, increase in Australia of $519,000 due to a stronger performance in their entertainment category, and increase in China $519,000 resulting from increased project work in the beverage category, partially offset by a decrease in Canada due to extraordinary project work in the third quarter of 2010.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 71.3% of its net revenues for the three months ended September 30, 2011, compared to 68.5% of its net revenues for the three months ended September 30, 2010.

Domestic cost of revenues was 69.5% and 66.4% of net revenues for the three months ended September 30, 2011 and 2010, respectively. The cost of revenue percentage increase of 3.1% was due primarily to an unfavorable mix within both syndicated and project work as compared to prior year levels.  Approximately 89% of the Company's domestic cost of revenues for both  the three months ended September 30, 2011 and 2010 resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), (See - Note 6 - Related-Party Transactions).

SPAR Group, Inc. and Subsidiaries

Internationally, cost of revenues increased to 73% of net revenues for the three months ended September 30, 2011, compared to 71.2% of net revenues for the three months ended September 30, 2010. The cost of revenue percentage increase of 1.8% was primarily due to higher cost margins in our Japan, Australia and South Africa markets, partially offset by lower cost margins in Canada.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $4.4 million for both the three months ended September 30, 2011 and 2010.  Compared to last year, domestic selling, general and administrative expenses declined approximately $200,000.  This decline was directly offset by additional expenses related to the new subsidiary in Mexico and increased expenses in Australia and Japan.

Depreciation and Amortization

Depreciation and amortization expenses totaled $280,000 for the three months ended September 30, 2011, compared to $229,000 for the same period in 2010.  The increase in depreciation expense was primarily due to higher capital expenditures for software development.

Interest Expense, net

The Company's net interest expense was $55,000 and $36,000 for the three months ended September 30, 2011 and 2010, respectively.  The increase in net interest expense was a direct result of recognizing interest income on the Safeway settlement in July 2010 and higher debt levels in 2011 compared to 2010.

Other Income

The other income of $30,000 for the three months ended September 30, 2011, is primarily due to the sale of the subsidiary in Turkey.  The other income of $77,000 for the three months ended September 30, 2010 is primarily due to income from a favorable legal settlement.

Income Taxes

The income tax provision for the three months ended September 30, 2011 and 2010 was $17,000 and $40,000, respectively. The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits.  The Company recognizes minimum federal tax provisions as the Company continues to anticipate utilizing operating loss carry forwards in 2011.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $112,000 and $41,000 for the three months ended September 30, 2011, and September 30, 2010, respectively.

Net Income

The Company reported a net income of $247,000, or $0.01 per diluted share, for the three months ended September 30, 2011, compared to a net income of $325,000, or $0.02 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Nine months ended September 30, 2011, compared to nine months ended September 30, 2010

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2011		2010
	$	%	$	%
Net revenues	$49,925	100.0%	$44,415	100.0%
Cost of revenues	34,684	69.5	29,990	67.5
Selling, general & administrative expense	13,078	26.2	12,520	28.2
Depreciation and amortization	808	1.6	725	1.6
Interest expense, net	160	0.3	138	0.3
Other (income) expense	(22)	–	15	0.1
Income before income taxes	1,217	2.4	1,027	2.3
Provision for income taxes	72	0.1	74	0.2
Net income before non-controlling interest	1,145	2.3	953	2.1
Net (income) loss attributable to non-controlling interest	(137)	(0.3)	20	0.1
Net income attributable to Spar Group, Inc.	$1,008	2.0%	$973	2.2%

Net Revenues

Net revenues for the nine months ended September 30, 2011, were $49.9 million, compared to $44.4 million for the nine months ended September 30, 2010, an increase of $5.5 million or 12%.

Domestic net revenues totaled $27.6 million in the nine months ended September 30, 2011, compared to $26.5 million for the same period in 2010. Domestic net revenues increased by $1.1 million or 4% primarily attributable to continued growth from the Company’s syndicated services as well as growth in the assembly business.

International net revenues totaled $22.3 million for the nine months ended September 30, 2011, compared to $17.9 million for the same period in 2010, an increase of $4.4 million or 24.5%. The increase in 2011 international net revenues was primarily due to increases in China of $1.9 million resulting from increased project work in the beverage category, in Australia of $1.3 million due to a stronger performance in their entertainment category, and in South Africa of $1.0 million primarily attributed to a new client in the general merchandise category, and $978,000 for the addition of Mexico in September 2011, partially offset by a decrease in India  due to the loss of a key client in the first quarter of 2010.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 69.5% of net revenues for the nine months ended September 30, 2011, compared to 67.5% of net revenues for the nine months ended September 30, 2010.

Domestic cost of revenues was 67.9% of net revenues for the nine months ended September 30, 2011, and 65.3% of net revenues for the nine months ended September 30, 2010. The increase in cost of revenues as a percentage of net revenues was 2.6% due primarily to an unfavorable mix within both syndicated and project work compared to the prior year.  Approximately 88% and 87% of the Company's domestic cost of revenues in the nine months ended September 30, 2011 and 2010, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), (See - Note 6 - Related-Party Transactions).

SPAR Group, Inc. and Subsidiaries

Internationally, cost of revenue as a percent of net revenue increased slightly to 71.4% of net revenues for the nine months ended September 30, 2011, compared to 70.9% of net revenues for the nine months ended September 30, 2010.  The increase was due to higher cost margin business in the China and Japan markets, as well as the new subsidiary in Mexico.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $13.1 million and $12.5 million for the nine months ended September 30, 2011 and 2010.

Domestic selling, general and administrative expenses totaled $6.5 million for the nine months ended September 30, 2011, compared to $6.9 million for the same period in 2010, reflecting a decrease of approximately $400,000 due primarily to salary and related benefit expenses.

International selling, general and administrative expenses totaled $6.4 million for the nine months ended September 30, 2011, compared to $5.6 million for the same period in 2010. The increase of approximately $800,000 was primarily due to salary and other employee related benefit expenses in the markets of Australia, China, Japan, as well as additional cost related to the new subsidiary in Mexico, partially offset by lower expenses in Canada.

Depreciation and Amortization

Depreciation and amortization expenses totaled $808,000 for the nine months ended September 30, 2011, compared to $725,000 for the same period in 2010. The increase was primarily due to higher capital expenditures related to software development compared to prior year.

Interest Expense, net

The Company's net interest expense was $160,000 and $138,000 for the nine months ended September 30, 2011 and 2010, respectively.  The increase was primarily due to the loss of interest income from the Safeway settlement in July of 2010 partially offset by higher debt levels.

Other Income and Expense

Other net income of $22,000 for the nine months ended September 30, 2011, reflects income from a favorable legal judgment and the sale of the subsidiary in Turkey, partially offset by related legal expenses.  The net other expense of $15,000 for the nine months ended September 30, 2010, is primarily attributable to legal expenses related to the Safeway settlement.

Income Taxes

The income tax provision for the nine months ended September 30, 2011 and 2010 was $72,000 and $74,000, respectively. The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits. The Company recognizes minimum federal tax provisions as the Company anticipates utilizing operating loss carry forwards in 2011.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of  net income of $137,000  for the nine months ended September 30, 2011, compared to net operating loss from the non-controlling interest, resulting in an increase of net income of $20,000 for the nine months ended September 30, 2010.

SPAR Group, Inc. and Subsidiaries

Net Income

The Company reported a net income of $1.0 million for the nine months ended September 30, 2011, or $0.05 per share, compared to a net income of $973,000, or $0.05 per share, for the corresponding period last year.

Liquidity and Capital Resources

In the nine months ended September 30, 2011, the Company had net income before non-controlling interest of $1.1 million.

Net cash provided by operating activities was $2.4 million compared to net cash used in operating activities of $230,000 for the nine months ended September 30, 2011 and 2010, respectively.  The net cash provided by operating activities was due to a reported net income, a reduction in accounts receivable and other assets, partially offset by a reduction in accrued expenses and other liabilities.

Net cash used in investing activities for the nine months ended September 30, 2011, and September 30, 2010, was approximately $800,000 and $1.2 million, respectively. The net cash used in investing activities was primarily a result of fixed asset additions and investment for new subsidiary in Mexico.

Net cash used in financing activities for the nine months ended September 30, 2011, was approximately $848,000 and net cash provided by financing activities was approximately $581,000 for the nine months ended September 30, 2010, respectively.  Net cash used in financing activities in 2011 was primarily a result of payments on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2011, of $715,000.

At September 30, 2011, the Company had working capital of $5.5 million, as compared to working capital of $4.4 million at December 31, 2010. The Company's current ratio was 1.6 and 1.4 at September 30, 2011, and at December 31, 2010, respectively.

Domestic Credit Facility (“Sterling Credit Facility”):

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

Revolving Loans of up to $6.5 million are available to the Borrowers under the new Sterling Credit Facility based upon the borrowing base formula defined in the Loan Agreement (principally 85% of "eligible" domestic accounts receivable less certain reserves).  The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

SPAR Group, Inc. and Subsidiaries

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

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At September 30, 2011, the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation; there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement (as amended in September 2009) with Commonwealth Bank of Australia (CBA) for $1.5 million (Australian), or approximately $1.5 million (based upon the exchange rate at September 30, 2011).

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $726,000 (based upon the exchange rate at September 30, 2011). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at September 30, 2011.

On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010.  The loan was payable on an interest only basis and matured on March 31, 2011 and was paid in full on that date.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a loan with Mizuho Bank in the amount of 20.0 million Japanese Yen, or approximately $261,000.  The loan is payable in monthly installments of 238,000 Yen or $3,100 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.  The outstanding balance at September 30, 2011, was approximately 18 million Yen or $239,000 (based upon the exchange rate at September 30, 2011).

Summary of Company Credit and Other Debt Facilities:

(in thousands)

	September 30, 2011	Average Interest Rate	December 31, 2010	Average Interest Rate
Credit Facility Loan Balance:
USA, Sterling Credit Facility and predecessors	$3,782	4.75%	$3,536	4.87%
Australia	131	10.24%	548	10.24%
Canada	242	4.00%	623	4.00%
	$4,155		$4,707

SPAR Group, Inc. and Subsidiaries

	September 30, 2011	December 31, 2010
Unused Availability:
USA – Sterling Facility	$2,300	$1,700
Australia	1,369	952
Canada	149	87
	$3,818	$2,739

Other Debt:	$239	$556

The Company's international business model is to partner with local merchandising companies and combine the Company's proprietary software and expertise in the merchandising and marketing services business with their partner's knowledge of the local market. In 2001, the Company established its first subsidiary in Japan and has continued this strategy. As of this filing, the Company is currently operating in 9 countries and has 8 international subsidiaries. Certain of these international subsidiaries are profitable, while others are operating at a loss. In the event of continued losses, the Company may be required to provide additional cash infusions into those subsidiaries with losses.

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of September 30, 2011 (in thousands):

	Period in which payments are due
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lines of Credit and Other Debt	$4,394	$4,191	$75	$75	$53
Capital Lease Obligations	325	154	171	–	–
Operating Lease Obligations	2,098	702	1,306	90	–
Total	$6,817	$5,047	$1,552	$165	$53

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At September 30, 2011, the Company's outstanding lines of credit and other debt totaled approximately $4.4 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.75%	$3,782
International	0.1% -10.24%	612
		$4,394

(1)	Based on interest rate at September 30, 2011.
(2)	Based on exchange rate at September 30, 2011.

Based on the 2011 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2011, by approximately $23,000.

The Company has foreign currency exposure with its international subsidiaries. In both 2011 and 2010, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar and Japanese Yen. International revenues for the nine months ended September 30, 2011 and 2010 were $22.3 million and $17.9 million, respectively. The international division reported a net loss of approximately $332,000 and $558,000 for the nine months ended September 30, 2011 and 2010, respectively.

In those countries where the Company had risk for foreign currency exposure, the total assets were $6.9 million and total liabilities were $4.8 million based on exchange rates at September 30, 2011.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of September 30, 2011.

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

None
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

Date: November 7, 2011	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory