Form 10-K
period 2011-12-31
SPAR GROUP INC
filed 2012-03-21
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-27824
SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 White Plains Road, Suite 210, Tarrytown, New York	10591
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐                                           Accelerated Filer ☐

Non-Accelerated Filer ☐                                             Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐  NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2011, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $6,300,000.

The number of shares of the Registrant’s Common Stock outstanding as of December 31, 2011, was 20,103,043 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Shareholders, presently scheduled to be held on May 18, 2012, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I
		Page

Item 1	Business	3
Item 1A	Risk Factors	11
Item 1B	Unresolved Staff Comments	19
Item 2	Properties	19
Item 3	Legal Proceedings	19
Item 4	Submission of Matters to a Vote of Security Holders	20

PART II

Item 5	Market for Registrant's Common Equity, Related Shareholder Matters and	21
	Issuer Purchases of Equity Securities
Item 6	Selected Financial Data	24
Item 7	Management's Discussion and Analysis of Financial Condition and Results	24
	of Operations, Liquidity and Capital Resources
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	30
Item 8	Financial Statements and Supplementary Data	30
Item 9	Changes in and Disagreements with Accountants on Accounting and	30
	Financial Disclosure
Item 9A(T)	Controls and Procedures	30
Item 9B	Other Information	31

PART III

Item 10	Directors, Executive Officers and Corporate Governance	32
Item 11	Executive Compensation	32
Item 12	Security Ownership of Certain Beneficial Owners and Management and	32
	Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence	32
Item 14	Principal Accountant Fees and Services	32

PART IV

Item 15	Exhibits and Financial Statement Schedules	33
	Signatures	41

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

Although the Company believes that its plans, intentions, expectations and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described below (See Item 1A – Risk Factors) and any other cautionary statements contained or incorporated by reference in this Annual Report.  All forward-looking and other statements attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other cautionary statements.

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements are based on the information currently available to it and speak only as of the date on the cover of December 31, 2011, or other referenced date or, in the case of forward-looking statements incorporated by reference, as of the date of the SEC Report that includes such statement. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other cautionary statements (in whole or in part), whether as a result of new information, future events or recognition or otherwise, except as and to the extent required by applicable law.

Item 1. Business

THE COMPANY'S BUSINESS GENERALLY

SPAR Group, Inc., (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store, independent, convenience and electronics stores.  The Company also provides furniture and other product assembly services in stores, homes and offices.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company currently operates in 10 countries that encompass approximately 47% of the total world population through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia, Mexico and Turkey.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at store level, and the Company may be engaged by either the retailer or the manufacturer.  Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories "on the shelf" in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, replenishing kiosks, providing in-store event staffing, and providing assembly services in stores, homes and offices.  Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, special seasonal or promotional merchandising, focused product support and product recalls.  The Company continues to seek to expand its merchandising, assembly and marketing services business throughout the world.

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

SPAR Group believes the current trend in business toward globalization fits well with its expansion model. As companies expand into foreign markets they will need assistance in merchandising or marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising and marketing programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its Internet, Hand-Held, Tablets and Smart Phone based technology and business model worldwide.

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

Each of these divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store chains, convenience and grocery stores in their respective territories.  SPAR Group Inc.’s clients include the makers and distributors of general merchandise, health and beauty care, consumer goods, home entertainment, and food products in their respective territories.

SPAR Group has provided merchandising and other marketing services in the United States since the formation of its predecessor in 1979 and outside the United States since it acquired its first international subsidiary in Japan in May of 2001.  Today the Company currently conducts its business through its domestic and international divisions in 10 territories around the world (listed in the table below) that encompass approximately 47% of the total world population.

The Company's international business in each territory outside the United States is conducted through a foreign subsidiary incorporated in its primary territory.  The primary territory establishment date (which may include predecessors), the percentage of the Company's equity ownership, and the principal office location for its US (domestic) subsidiaries and each of its foreign (international) subsidiaries is as follows:

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York, United States of America
Japan	May 2001	100%	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%*	New Delhi, India
Lithuania	September 2005	51%**	–
Australia	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%***	Bucharest, Romania
China	March 2010	51%****	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	August 2011	51%*****	Istanbul, Turkey

*	In June 2011, the Company sold 49% of its interest to KROGNOS Integrated Marketing Services Private Limited.
**	The Company closed this subsidiary in the Fourth Quarter of 2010.
***	Currently the Company owns two subsidiaries in Romania. One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in July 2009, is 51% owned.
****	Currently the Company owns two subsidiaries in China. One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned.
*****
In August 2011, the Company sold its 51% ownership in its original subsidiary in Turkey to its original local investor, and in November 2011 the Company started a new 51% owned subsidiary to compete in this important market.

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

Another key to the Company’s international strategy is its policy of seeking a material investor in a new subsidiary in an international location who is an experienced person or company in the local country who is not otherwise affiliated with the Company (each a "Local Investor").  The Company generally seeks to own at least 51% of a foreign subsidiary.  As of the date of this Annual Report, the Company owns 100% of the equity of its international subsidiaries in Canada and Japan.  A Local Investor provides equity, credit support and certain services to each international subsidiary not wholly owned by the Company, as well as the useful local attention, perspective and relationships of an equity owner with a strong financial stake in such subsidiary's success.  The Company provides executive management and support to each foreign subsidiary as well its operational backbone (and the Company's procedures and controls) through its proprietary Internet-based logistical, communications, scheduling, tracking, reporting and accounting programs.  (See Item 1A, Risks of Having Material Local Investors in International Subsidiaries, page 18, below.)

Financial Information about the Company’s Domestic and International Geographic Divisions

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its domestic and international divisions, and the Company tracks and reports certain financial information separately for each of those divisions, as described above.  The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding each of the Company's two geographic divisions, which includes their respective net revenues and operating income for each of the years ended December 31, 2011, and December 31, 2010, and their respective long-lived assets as of December 31, 2011, and December 31, 2010, is provided in Note 12 to the Company's Consolidated Financial Statements – Geographic Data, below.

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

In September 2010, the Company purchased the remaining 49% ownership in its India subsidiary at a cost of $90,000 and in July 2011 the Company then entered into an agreement with KROGNOS Integrated Marketing Services Private Limited, to sell 49% ownership in the India subsidiary at a price of $90,000 and changed the subsidiary’s name to SPAR KROGNOS Marketing Private Limited.  See Note 12 to the Consolidated Financial Statements – Geographic Data.

In July 2011, the Company’s subsidiary in China, SPAR (Shanghai) Marketing Management Company Ltd (“SPAR Shanghai”) entered into an agreement with Beijing DSI Management Consulting Company Ltd. (“DSI”), creating a new subsidiary in order to expand the Company’s operations throughout the People’s Republic of China.   The new subsidiary is called SPAR DSI Human Resource Company (“SPAR DSI”), is owned 51% by SPAR Shanghai and 49% by DSI.  The new company started operations in November 2011.  See Note 12 to the Consolidated Financial Statements – Geographic Data.

In August 2011, the Company expanded its operations in North America by entering into an agreement with Grupo TODOPROMO to create a new subsidiary in Mexico.  The new subsidiary is called SPAR TODOPROMO, SAPI, de CV., began operations in September 2011 and is owned 51% by SPAR and 49% by Grupo TODOPROMO (Grupo).  The Company’s total investment in Mexico is $702,000 which consists of $2,000 in capital and $700,000 paid to Grupo for intangible assets.  $400,000 was paid in September 2011 and the balance is payable in August 2012. The Company has recorded $400,000 as an intangible asset and $300,000 as goodwill.  See Note 12 to the Consolidated Financial Statements – Geographic Data.

In August 2011, the Company entered into an agreement with two companies in Turkey (NDS TANITIM DANIŞMANLIK HİZMETLERİ and GIDA TEKSTİL TURİZM PAZARLAMA TİCARET LİMİTED ŞİRKETİ) to reestablish operations in this market.  The agreement established a new subsidiary, SPAR NDS, owned 51% by the Company and 49% by the Turkish companies noted above.  The new subsidiary started operations in November 2011.  The Company’s total investment in Turkey is approximately $86,000 and the Company has recorded this amount as an intangible asset.  See Note 12 to the Consolidated Financial Statements – Geographic Data.

Leveraging and Improving on the Company's Technological Strengths:

The Company believes that providing merchandising and marketing services in a timely, accurate and efficient manner, as well as delivering timely, accurate and useful reports to its clients, are key components that are and will continue to be critical to the Company’s success. The Company has developed Internet-based logistic deployment, communications, scheduling, tracking and reporting systems that improve the productivity of its merchandising specialists and assembly technicians, and provide timely data to its clients. The Company’s merchandising specialists and assembly technicians use Hand-Held, Smart Phones, Tablets, laptop, personal computers and Interactive Voice Response (“IVR”) technology to report the status of each store or client product they service. Merchandising specialists and technicians report on a variety of issues such as store conditions, status of client products (e.g. out of stocks, inventory, display placement) or they may scan and process new orders for certain products.

The Company has developed a proprietary automated labor tracking system for its merchandising specialists and assembly technicians to communicate work assignment completion information via the Internet or other telecommunication infrastructure by using, among other things, Hand Helds, Smart Phones, laptop and personal computers, cellular telephones, landlines or IVRs.  This tracking system enables the Company to report hours and other completion information for each work assignment on a daily basis and provides the Company with daily, detailed tracking of work completion.  This information is analyzed and displayed in a variety of reports that can be accessed by both the Company and its clients via a secure website. These reports can depict the status of merchandising projects in real time. This tracking technology also allows the Company to schedule its merchandising specialists and technicians more efficiently, quickly quantify the benefits of its services to clients, rapidly respond to clients’ needs and rapidly implement programs.

The Company intends to continue to utilize computer (including Hand-Held computers), Internet, Smart Phones, Tablets and other technologies to enhance its efficiency and ability to provide real-time data to its clients, as well as, maximize the speed of communication, and logistical deployment of its merchandising specialists and assembly technicians. Industry sources indicate that clients are increasingly relying on merchandising and marketing service providers to supply rapid, value-added information regarding the results of merchandising and marketing expenditures on sales and profits. The Company (together with certain of its affiliates) has developed and owns proprietary Internet-based, Hand-Held, Smart Phone and Tablet software technology that allows it to utilize the Internet to communicate with its field management, schedule its store-specific field operations more efficiently, receive information and incorporate the data immediately, quantify the benefits of its services to clients faster, respond to clients’ needs quickly and implement client programs rapidly. The Company has successfully modified and is currently utilizing certain of its software applications in the operation of its international subsidiaries.

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

The Company’s operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Company's domestic division provides merchandising and marketing services, furniture and other product assembly services, Radio Frequency Identification (RFID) services, technology services and marketing research to manufacturers, distributors and retailers in the United States. Those services are primarily performed in mass merchandisers, office supply, grocery, drug store, independent, convenience and electronics stores. The Company's international division, established in May 2001, currently provides similar merchandising, marketing services and in-store event staffing through subsidiaries in Japan, Canada, South Africa, India, Romania, China, Australia, Mexico and Turkey. Today the Company operates in 10 countries that encompass approximately 47% of the total world population.

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

The Company's marketing and sales efforts within its International Merchandising Services Division are structured to develop new national, regional and local businesses in both new and existing international territories by acquiring existing businesses (or establishing new joint ventures) and within the Company's existing international territories through targeted sales efforts.  The Company has an international acquisition team whose primary focus is to seek out and develop acquisitions throughout the world and consists of personnel located in the United States and Greece and other support from the Company's information technology, field operation, client services and finance specialists.  Marketing and sales targets and strategies are developed within an international subsidiary, in consultation with the Company's U.S. headquarters, with assistance from the applicable Local Investor, and are communicated to the Company's applicable international sales force for execution.  The Company's international sales force for a particular territory is located throughout that territory and work from the Company's office in that territory and their home offices.  In addition, the Company's international corporate account executives play an important role in the Company's new business development efforts within the Company's existing manufacturer, distributor and retailer client base within their respective territories.

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

The Company’s Customer Base

The Company currently represents numerous manufacturers and/or retail clients in a wide range of retail chains and stores worldwide, and its customers (which it refers to as clients) include:

•	Mass Merchandisers
•	Drug
•	Grocery
•	Office Supply
•	Other retail outlets (such as discount and electronic stores, in-home and in-office, etc.)

One customer accounted for 10% of the Company's net revenues for the years ended December 31, 2011, and 2010, resulting from merchandising services performed for a large pharmaceutical distributor. This customer accounted for approximately 7% and 8% of the Company's accounts receivable at December 31, 2011, and 2010, respectively.

In addition, approximately 10% of the Company’s net revenue for the years ended December 31, 2011, and 2010, resulted from merchandising and assembly services performed for a major office supply chain and for manufacturers within this chain.  These customers accounted for approximately 5% and 4% of the Company’s accounts receivable at December 31, 2011, and 2010, respectively.

The Company's Competition

The marketing services industry is highly competitive. The Company’s competition in the Domestic Merchandising Services Division and International Merchandising Services Divisions arises from a number of large enterprises, many of which are national or international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in the mass merchandiser, office supply and drug store channels of trade. The Company also believes it has the ability to execute major national and international in-store initiatives and develop and administer national and international retailer programs. Finally, the Company believes that, through the use and continuing improvement of its proprietary Internet software, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.

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

The Company's Employees

Worldwide the Company utilized a labor force of approximately 12,000 people in 2011. Today the Company operates in 10 countries that encompass approximately 47% of the total world population.

During 2011, the Company’s Domestic Merchandising Services Division utilized a labor force of approximately 7,500 people. As of December 31, 2011 there were 75 full-time employees and 44 part-time employees engaged in domestic operations. The Company’s Domestic Merchandising Services Division utilized the services of its affiliate, SPAR Management Services, Inc. (“SMSI”), to schedule and supervise the field force of merchandising specialists and assembly technicians, which consists of field merchandising specialist furnished by SPAR Marketing Services, Inc. (“SMS”), another affiliate of the Company, as well as the Company’s domestic field employees.  (See Item 13 – Certain Relationships and Related Transactions and Director Independence, below) and (Note 10 to the Consolidated Financial Statements – Related Party Transactions) SMS and SMSI furnished approximately 7,300 merchandising specialists and assembly technicians (all of whom are independent contractors of SMS) and 54 field managers (all of whom were full-time employees of SMSI), respectively.

As of December 31, 2011, the Company’s International Merchandising Services Division’s labor force consisted of approximately 4,500 people. There were 380 full-time and 35 part-time employees engaged in international operations.  The International Merchandising Services Division’s field force consisted of approximately 4,100 merchandising specialists.

To support the International Merchandising Services Division, the Company utilizes employees of its Domestic Merchandising Services Division as well as the employees of its affiliates, SMSI and SMS.  However, dedicated employees will be added to the International Merchandising Services Division as the need arises.

The Company, SMS and SMSI consider their relations with their respective employees and field merchandising specialist to be good.

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

Any of the risk factors or other cautionary statements described in this Annual Report or any other SEC Report, or any other event or circumstance bearing risk or harm, could at any time arise, become applicable, change or worsen (as the case may be) and materially and adversely affect the Company or any of its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition.

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

Risks of Continuing Losses and Financial Covenant Violations

The Company has been profitable in each year since 2008 (including both 2011 and in 2010 -see Item 8 – Financial Statements and Supplementary Data, below).  Prior to 2008 the Company occasionally suffered losses.  As a result of those old losses and related effects, the Company had repeated technical violations of certain covenants in the Company's old domestic credit facility, which its old lender periodically waived for fees rather than permanently resetting them to realistically achievable levels.  However, the Company changed its domestic lenders in July of 2010 and entered into a new credit facility with financial covenants that the Company believe are more realistic and thus less likely to require waivers.  The Company was in compliance of all its new domestic lender's bank covenants in 2010 and 2011.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, below.

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

Inability to Identify, Acquire and Successfully Integrate Acquisitions

Another key component of the Company’s growth strategy is the acquisition of businesses across the United States and worldwide that offer similar merchandising or marketing services. The successful implementation of this strategy depends upon the Company’s ability to identify suitable acquisition candidates, acquire such businesses on acceptable terms, finance the acquisition and integrate their operations successfully with those of the Company. There can be no assurance that such candidates will be available or, if such candidates are available, that the price will be attractive or that the Company will be able to identify, acquire, finance or integrate such businesses successfully. In addition, in pursuing such acquisition opportunities, the Company may compete with other entities with similar growth strategies; these competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices of acquisition targets and/or a diminished pool of companies available for acquisition.

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

Dependence Upon and Cost of Services Provided by Affiliates

The success of the Company’s domestic business is dependent upon the successful execution of its field services by SPAR Marketing Services, Inc. (“SMS”), and SPAR Management Services, Inc. (“SMSI”), each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company’s financial statements. SMS provides substantially all of the domestic merchandising specialists used by the Company (87% of the domestic field merchandising specialist expense in 2011), and SMSI provides substantially all of the domestic field management services (94% of the domestic field management expense in 2011) used by the Company in conducting its domestic business. These services are provided to the Company by SMS and SMSI at rates equal to their total cost plus four percent pursuant to contracts that are cancelable on 60 days notice prior to December 31 of each year or with 180 days notice at any other time.  See Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 10 to the Consolidated Financial Statements – Related Party Transactions.

The Company has determined that the rates charged by SMS and SMSI for their services are slightly favorable to the Company (when compared to other possible providers).  SMS has advised the Company that those favorable rates are dependent (at least in part) on SMS's ability to continue to  use independent contractors as its field merchandising specialists,  that such merchandising specialists  generally provide greater flexibility and performance quality at lower total costs  as a result of their independence, that SMS complies with applicable independent contractor requirements for the individuals and companies it retains as field merchandising specialists, and that the appropriateness of SMS's treatment of its field merchandising specialists as independent contractors has been routinely subject to challenge (both currently and historically) by various states. The expenses of defending those challenges are part of the total costs borne by the Company.  There can be no assurance that SMS will succeed in defending any such challenge, and an adverse determination could increase SMS’s costs of doing business.  Any material increase in the costs of SMS or SMSI (and thus the costs it charges to the Company), or any decrease in such performance quality, could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Potential Conflicts in Services Provided by Affiliates

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

Risks of Illiquidity in SGRP Common Stock

The market price of the Company's common stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2011, the sale price of SGRP Common Stock fluctuated from $0.88 to $2.38 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

•
the relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's co-founders (as noted below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price;

•
the substantial beneficial ownership of approximately 62.1% of the Company's voting stock and potential control by the Company's co-founders (who also are directors and executive officers of the Company), Mr. Robert G. Brown, who beneficially owns approximately 36.3% (or 7,639,580 shares) of SGRP Common Stock, and Mr. William H. Bartels, who beneficially owns approximately 25.8% (or 5,429,800 shares) of SGRP Stock, which amounts were calculated using total beneficial ownership (21,053,971 shares) and their individual beneficial ownerships at December 31, 2011 (including all shares then beneficially owned under currently exercisable warrants and vested options), as more fully described above and below;

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

The Company is endeavoring to increase its public float and reduce such volatility by the sale of up to 3,000,000 shares of SGRP Common Stock by the Company and certain selling stockholders to the public pursuant to (among other things) a registration statement on Form S-3 that was filed with the SEC and became effective on April 8, 2011.  See "SGRP Common Stock Offering and S-3 Registration Statement", on page 22, below.

Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels are directors, executive officers (Chairman and Vice-Chairman, respectively) and significant stockholders of the Company, and also are selling stockholders under the S-3 Registration Statement (see "SGRP Common Stock Offering and S-3 Registration Statement" on page 22, below).  Mr. Brown beneficially owns approximately 36.3%, Mr. Bartels beneficially owns approximately 25.8%, and they own approximately 62.1% in the aggregate of the SGRP Common Stock, which amounts were calculated using total beneficial ownership (21,053,971 shares) and their individual beneficial ownerships (7,639,580 shares and 5,429,800 shares, respectively) at December 31, 2011, which ownerships included all shares beneficially owned under currently exercisable warrants and vested options.  Although the Company expects those percentages to decrease through sales of SGRP Common Stock by the Company and the Selling Stockholders pursuant to the S-3 Registration Statement, (See "SGRP Common Stock Offering and S-3 Registration Statement" on page 22, below), after all such sales, Mr. Brown will beneficially own at least 7,139,580 shares (or 31.1%), Mr. Bartels will beneficially own at least 4,929,800 shares (or 21.5%), and Mr. Brown and Mr. Bartels will beneficially own in aggregate at least 12,069,380 shares (or 52.6%) of the SGRP Common Stock then beneficially owned on a pro forma basis (assuming no other changes). Mr. Brown and Mr. Bartels have, should they choose to act together, and under certain circumstances Mr. Brown acting alone may have, the ability to control the election of directors, the approval of mergers and all other matters that must or may be approved by the Company's stockholders.  In any event, Mr. Brown and Mr. Bartels continue to have significant influence over the Company's business and operations and the outcome of the Company's corporate actions, including those involving stockholder approvals.  The interests of any significant stockholder may be different from time to time from, and potentially in conflict with, the interests of other stockholders, and ownership concentration could delay or prevent a change in the Company's control or otherwise discourage the Company's potential acquisition by another person, any of which could cause the market price of the SGRP Common Stock to decline and that decline could be significant.

Risks of Dilution

The Company may issue and the selling stockholders from time to time may sell SGRP Common Stock at varying prices under the S-3 Registration Statement (see "SGRP Common Stock Offering and S-3 Registration Statement" on page 22, below).  The Company will try to maximize the net proceeds it receives in each sale, and it hopes to sell the SGRP Common Stock for more than the Company's net book value per share (and thus avoid diluting the existing equity of its existing stockholders by its sales of newly issued SGRP Common Stock), but there can be no assurance that the Company will be able to do so.  The Selling Stockholders are reselling shares of Common Stock that are already issued and outstanding, and those sales cannot dilute or otherwise affect the existing equity of the Company's existing stockholders.  The Company also will issue Common Stock at $0.40 per share under the stock options as and when exercised, and the Company may issue additional options to directors, officers, employees and consultants in the future at per-share exercise prices below the price you pay.  In addition, the Company may issue shares of SGRP Common Stock in the future in furtherance of the Company's acquisitions or development of businesses or assets.  Each of those and other issuances of SGRP Common Stock could have a dilutive effect on the value of your shares, depending on the price the Company are paid (or the value of the assets or business acquired) for such shares, market conditions at the time and other factors.

Risks of a Nasdaq Delisting:

The SGRP Common Stock has recently traded and could continue to trade for less than $1.00 per share, which is below Nasdaq's minimum trading price for continued listing on the Nasdaq stock market.  In April 2010, the Company received notices from Nasdaq advising that the Company failed to maintain a minimum closing bid price of $1.00 per share for shares of SGRP Common Stock for the prior 30 consecutive business days as required by Nasdaq Listing Rule 5550(a)(2) (known as the "Bid Price Rule"), and that the Company had a 180 day grace period in which to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for the SGRP Common Stock for a minimum of ten consecutive business days.  Such compliance was achieved within the applicable grace period, and the Company received notice from Nasdaq in September 2010 that the Company had regained compliance with the Bid Price Rule and that such matter was closed.

There can be no assurance that the Company will be able to comply in the future with the Bid Price Rule or  Nasdaq's continued listing requirements. If the Company fails to satisfy the Bid Price Rule and continues to be in non-compliance after notice and the applicable six month grace period ends, Nasdaq may commence delisting procedures against the Company (during which the Company will have additional time of up to six months to appeal and correct its non-compliance).  If the SGRP Common Stock shares were ultimately delisted by Nasdaq, the market liquidity of the SGRP Common Stock could be adversely affected and its market price could decrease, even though such shares may continue to be traded "over the counter", due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting.

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

Risks of Having Material Local Investors in International Subsidiaries

The Company’s international model is to join forces with local investors having merchandising service expertise and combine their knowledge of the local market with the Company’s proprietary software and expertise in the merchandising business.  As a result, each of the Company's international subsidiaries (other than Canada and Japan) that is owned in material part by an entity in the local country where the international subsidiary resides and that is not otherwise affiliated with the Company (each a "Local Stockholder").  The joint venture agreements between the Company and the Local Stockholder in the respective international subsidiaries specify, among other things, the equity, programming and support services the Company is required to provide and the equity, credit support, certain services and management support that the Local Stockholder is required to provide to the international subsidiary.  In the event of any disagreement or other dispute in the business relationships between the Company and Local Stockholder, it is possible that the Local Stockholder may have one or more conflicts of interest with respect to the relationship and could cause the applicable international subsidiary to operate or otherwise act in a way that is not in the Company’s best interests.

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

Risks Associated with Foreign Currency

The Company also has foreign currency exposure associated with its international subsidiaries. In 2011, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, Japanese Yen and Chinese Yuan.

Risks Associated with International Business

The Company’s expansion strategy includes expansion into various countries around the world. While the Company endeavors to limit its exposure by entering only countries where the political, social and economic environments are conducive to doing business, there can be no assurances that the respective business environments will remain favorable. In the future, the Company’s international operations and sales may be affected by the following risks, which may adversely affect United States companies doing business in foreign countries:

•	Political and economic risks, including terrorist attacks and political instability;
•	Various forms of protectionist trade legislation that currently exist, or have been proposed;
•	Expenses associated with customizing products;
•	Local laws and business practices that favor local competition;
•	Dependence on local vendors;
•	Multiple, conflicting and changing governmental laws and regulations;
•	Potentially adverse tax consequences;
•	Local accounting principles, practices and procedures and limited familiarity with US GAAP;
•	Foreign currency exchange rate fluctuations;
•	Communication barriers, including those arising from language, culture, custom and times zones; and
•	Supervisory challenges arising from distance, physical absences and such communication barriers.

Item 1B. Unresolved Staff Comments

On December 16, 2011, the Company received a comment letter from the SEC's staff respecting their routine review of the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 15, 2011 (the "SGRP 2010 Annual Report").  The SEC's staff noted (among other things) the change in accounting firms in India respecting the local audit of the Company's India subsidiary, SPAR KROGNOS Marketing Private Limited (formerly known as SPAR Solutions Merchandising Private Limited and mistakenly referenced in the SGRP 2010 Annual Report as SPAR Solutions India Private Limited).  The Company responded that the local auditor changed because of the referenced change in the local India investor and not because of any disagreement with the former local auditor.  One issue remains unresolved: the SEC's staff believes that the Company was required to file an 8-K and make related disclosures respecting that change in the local India auditor, while the Company believes that such an 8-K filing was not required because its India subsidiary was and currently is immaterial and insignificant.  In 2010, the India subsidiary contributed less than 5% of the Company's consolidated assets and revenues and reported a net loss of $30,000.   The Company is continuing to discuss the applicable requirements with the SEC's staff in an effort to resolve this issue.

Item 2. Properties

The Company does not own any real property. The Company leases certain office space and storage facilities for its corporate headquarters, divisions and subsidiaries under various operating leases, which expire at various dates during the next five years. These leases generally require the Company to pay rents at market rates, subject to periodic adjustments, plus other charges, including utilities, real estate taxes and common area maintenance. The Company believes that its relationships with its landlords generally to be good. However, as these leased facilities generally are used for offices and storage, the Company believes that other leased spaces could be readily found and utilized on similar terms should the need arise.

The Company maintains its corporate headquarters in approximately 5,600 square feet of leased office space located in Tarrytown, New York, under an operating lease with a term expiring November 30, 2013, and maintains its data processing center and warehouse at its regional office in Auburn Hills, Michigan, under an operating lease expiring October 31, 2015.  The Company believes that its existing facilities are adequate for its current business. However, new facilities may be added should the need arise in the future.

The following is a list of the headquarter locations for the Company and its international subsidiaries:

DOMESTIC:
Tarrytown, NY (Corporate Headquarters)
Auburn Hills, MI (Regional Office, Warehouse and Central Computer Operations)

INTERNATIONAL:
Toronto, Ontario, Canada	Tokyo, Japan	Bucharest, Romania
Durban, South Africa	New Delhi, India	Melbourne, Australia
Mexico City, Mexico	Shanghai, China	Istanbul, Turkey

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally:

SGRP's certificate of incorporation authorizes it to issue 47,000,000 shares of common stock with a par value of $0.01 per share (the "SGRP Common Stock"), which all have the same voting, dividend and liquidation rights.  SGRP Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP".  On December 31, 2011: the SGRP Common Stock closing price was $1.00 per share; there were 20,103,043 shares of SGRP Common Stock issued and outstanding in the aggregate, which had an aggregate market value of $20,103,043; there were 21,053,971 shares of SGRP Common Stock beneficially owned in the aggregate, which beneficial ownership included all shares then beneficially owned under currently exercisable vested options; there were 15,414,598 shares (or approximately 73%) of SGRP Common Stock beneficially owned by the officers, directors and affiliates of SGRP in the aggregate, which affiliated ownership included shares then beneficially owned under currently exercisable vested options and had an aggregate market value of $15,414,598; and there were 5,639,373 shares (or approximately 27%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate (i.e., SGRP's public float), which float included shares then beneficially owned under currently exercisable warrants and vested options and had an aggregate market value of $5,639,373.  See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, below.

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time.  The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock.  The number of shares authorized by such certificate of incorporation and designation was, however, reduced to 2,445,598 shares of remaining authorized and available preferred stock by the conversions described in the next paragraph and could be further reduced by amendment or redemption to facilitate the creation of any other SGRP Preferred Series. At December 31, 2011, no shares of SGRP Series A Preferred Stock were issued and outstanding.

During 2008, 338,801 shares of such Series A Preferred Stock were purchased by a non-SGRP retirement plan whose trustee is and beneficiaries include Robert G. Brown (who is a co-founder, director, executive officer and significant shareholder of SGRP), and 215,601 shares of such Series A Preferred Stock were purchased by a non-SGRP retirement plan whose trustee and beneficiaries include William H. Bartels (who also is a co-founder, director, executive officer and significant shareholder of SGRP), which shares collectively constituted all of the outstanding shares of Series A Preferred Stock.  On or before March 10, 2011, Mr. Brown and Mr. Bartels, as trustees of those plans, each had requested that their plan's preferred shares be converted into SGRP’s Common Stock in accordance with its terms, and in order to facilitate conversion of those shares by payment of all accrued and unpaid dividends, on March 10, 2011, SGRP's Board of Directors (i) fixed March 10, 2011, as the applicable record date for determination of the holders of the SGRP’s Series A Preferred Stock eligible to receive such dividends, (ii) declared a dividend on such SGRP’s Series A Preferred Stock equal to the accrued and unpaid dividends thereon, payable in shares of SGRP’s Common Stock valued at their market value ($2.34 per share) on such record date, and (iii) authorized the issuance of the shares of SGRP’s Common Stock necessary to effect such conversion (554,402 shares) and accrued dividend payment (54,584 shares) in consideration of the preferred shares surrendered and the accrued dividends thereby satisfied.  As a result of such conversions and stock dividends, on March 11, 2011, Mr. Brown's plans received 372,158 shares of SGRP’s Common Stock (33,357 shares of which were for accrued dividends) and Mr. Bartels' plan received 236,828 shares of SGRP’s Common Stock (21,227 shares of which were for accrued dividends).  See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and “Item 13 – Certain Relationships and Related Transactions, and Director Independence”, below.

The holders of SGRP Common Stock and Series A Preferred Stock vote together for directors and other matters, other than matters pertaining only to the Series A Preferred Stock (such as amending SGRP's Certificate of Designation of Series "A" Preferred Stock) where only the holders of the Series A Preferred Stock are entitled to vote.  For a more complete description of the SGRP Common Stock and SGRP Preferred Stock, director and officer exculpation and indemnification, absence of cumulative voting rights and certain other governance matters, please see "Our Capital Stock" on pages 8 through 12 of SGRP's Amendment No. 1 to its Registration Statement on Form S-3 as filed with the SEC on April 8, 2011.

Price Range of Common Stock

The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq Capital Market.

	2011		2010
	High	Low	High	Low
First Quarter	$2.38	$0.88	$1.10	$0.76
Second Quarter	1.90	1.05	1.00	0.45
Third Quarter	1.58	0.87	1.09	0.42
Fourth Quarter	1.25	0.88	1.10	0.80

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

Issuer Purchases of Equity Securities

SGRP did not repurchase any of its equity securities during its fiscal year ended December 31, 2011.

SGRP Common Stock Issuances

SGRP did not issue any SGRP Common Stock during 2010 or 2011 other than (i) pursuant to its existing registered stock compensation and stock purchase plans (See Note 11 – Stock Based Compensation), (ii) SGRP's issuance on March 10, 2010, of 120,000 shares of SGRP Common Stock to Alliance Advisors, LLC, pursuant to SGRP's  agreement with it on August 15, 2009, to privately sell 120,000 shares of SGRP Common Stock to it for total consideration of $0.47 per share (the fair market value at the time of such agreement) or $56,000 in the aggregate (as more fully described in Item 2(a) of SGRP's Quarterly Report respecting the quarter ended September 30, 2010),  (iii) SGRP's issuance on March 26, 2011, of 75,000 shares of SGRP Common Stock to Michael Anthony Holdings, Inc., pursuant to SGRP's agreement with it on March 26, 2010, to privately issue warrants to it, in consideration of its term loan to the Company (as that loan is more fully described in Note 4 to the Consolidated Financial Statements in SGRP's Quarterly Report respecting the quarter ended September 30, 2010), for total consideration and exercise price of $0.85 per share (the fair market value at the time of such agreement), and (iv) SGRP's issuance on March 11, 2011, of 608,986 shares SGRP Common Stock to Mr. Robert G. Brown and Mr. William H. Bartels, as trustees of certain benefit plans, in the conversion of and payment of accrued interest on SGRP's outstanding Series A Preferred Stock (See "The Company's Capital Stock Generally", above).  The offer and sale of the shares referenced in clause (ii) and the warrants and shares referenced in clause (iii) and the issuance of the shares described in clause (iv) of this paragraph have not been registered under the Securities Act or other securities laws, as they were made in  a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

SGRP Common Stock Offering and S-3 Registration Statement

The Company has filed with the SEC has approved a registration statement on Form S-3 (as amended, the "2011 S-3 Registration Statement") for the sale of SGRP Common Stock to the public, which became effective on April 8, 2011.  Upon amendment of the 2011 S-3 Registration Statement to reflect the terms of particular sales, the Company will be permitted to sell a maximum of 2,000,000 shares for its benefit and the selling stockholders, Mr. Brown and Mr. Bartels, will be permitted to sell a maximum of 500,000 shares each for their respective benefit under the 2011 S-3 Registration Statement (which maximums could be increased by amendment and payment of the requisite fees).  However, based on the SGRP Common Stock beneficially owned by the Company's non-affiliates (i.e., its public float) and the SGRP Common Stock Price of $1.00 per share on December 31, 2011, the Company will be further limited under the applicable S-3 rules to sales of approximately $1,879,772 in proceeds (or 1,879,772 shares) at that price, and the maximum sales by Mr. Brown and Mr. Bartels will be proportionally reduced accordingly.  An increase in its public float or a discounted offering sale price would permit the Company to sell more of its Common Stock under the 2011 S-3 Registration Statement.

SGRP Common Stock Performance

The following graph shows a comparison of cumulative total returns for SGRP’s Common Stock, the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Stocks (SIC 7380-7389 U.S. Companies) Miscellaneous Business Services Index, Russell 2000 and S&P Advertising for the period during which SGRP’s Common Stock has been registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The graph assumes that the value of an investment in Common Stock and in each such index was $100 on December 31, 2006, and that all dividends have been reinvested.

The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of SGRP’s Common Stock.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
SPAR Group, Inc.	100.00	56.56	61.48	65.57	68.03	81.97
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
S&P Advertising	100.00	85.47	47.59	73.87	92.28	90.23
Peer Group	100.00	106.77	49.73	87.80	118.39	119.89

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

Although the Company believes that its plans, intentions, expectations and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described above (See Item 1A – Risk Factors, above) and any other cautionary statements contained or incorporated by reference in this Annual Report.  All forward-looking and other statements attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other cautionary statements.

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements are based on the information currently available to it and speak only as of the date on the cover of December 31, 2011, or other referenced date or, in the case of forward-looking statements incorporated by reference, as of the date of the SEC Report that includes such statement. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other cautionary statements (in whole or in part), whether as a result of new information, future events or recognition or otherwise, except as and to the extent required by applicable law.

Overview

SPAR Group, Inc. (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store, independent, convenience and electronics stores, as well as providing furniture and other product assembly services in stores, homes and offices.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company operates in 10 countries that encompass approximately 47% of the total world population through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia, Mexico and Turkey.

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

Allowance for Doubtful Accounts

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $57,000 and $143,000 at December 31, 2011, and 2010, respectively. In 2011, the Company had minimal write offs of accounts receivable resulting in recovery of $55,000 for the twelve months ended December 31, 2011.  Bad debt expense was $265,000 in 2010.

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

The Company capitalized $609,000 and $632,000 of costs related to software developed for internal use in 2011, and 2010, respectively, and recognized approximately $579,000 and $518,000 of amortization of capitalized software for the twelve months ended December 31, 2011, and 2010, respectively.

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (in millions).

	Year Ended December 31,
	2011	%	2010	%
Net revenues	$73.5	100.0%	$63.2	100.0%
Cost of revenues	51.0	69.4	42.2	66.8
Selling, general & administrative expense	18.5	25.1	17.1	27.1
Depreciation & amortization	1.1	1.5	1.0	1.6
Interest expense	0.2	0.3	0.3	0.5
Other (income)	–	–	–	–

Income before income tax provision and non-controlling interest	2.7	3.7	2.6	4.0
Provision for income taxes	0.4	0.5	0.3	0.4

Net income	2.3	3.2	2.3	3.6
Net income attributable to non-controlling interest	(0.1)	(0.2)	(0.1)	(0.2)
Net income attributable to SPAR Group, Inc.	$2.2	3.0%	$2.2	3.4%

Results of operations for the twelve months ended December 31, 2011, when compared to the same period in  2010

Net Revenues

Net revenues for the twelve months ended December 31, 2011, were $73.5 million, compared to $63.2 million for the twelve months ended December 31, 2010, an increase of $10.3 million or 16%.

Domestic net revenues totaled $37.8 million in the twelve months ended December 31, 2011, compared to $36.6 million for the same period in 2010. Domestic net revenues increased by $1.2 million or 3% primarily attributable to continued growth from the Company’s syndicated services and assembly businesses.

International net revenues totaled $35.7 million for the twelve months ended December 31, 2011, compared to $26.6 million for the same period in 2010, an increase of $9.1 million or 34%.  The increase in 2011 international net revenues was primarily due to additional revenue of $4.6 million from the new subsidiary in Mexico that started operations in September 2011, an increase in China of $2.5 million resulting primarily from increased project work in the beverage category, an increase in South Africa of $2.2 million resulting from a new client in the general merchandising category, additional revenue of $700,000 from the new subsidiary in Turkey that started operations in November 2011, and an increase in Australia of $500,000 due to stronger performance in their entertainment category, partially offset by a decrease in India of $900,000 due to the loss of a key client and a decrease in Canada of $500,000 due to  project work in 2010 that did not continue in 2011.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 69.4% of net revenues for the twelve months ended December 31, 2011, compared to 66.8% of net revenues for the twelve months ended December 31, 2010.

Domestic cost of revenues was 66.7% of net revenues for the twelve months ended December 31, 2011, and 64.1% of net revenues for the twelve months ended December 31, 2010. The increase in cost of revenues as a percentage of net revenues of 2.6% was due primarily to an unfavorable mix within both syndicated and project work compared to the prior year.  Approximately 88% and 87% of the Company's domestic cost of revenues in the twelve months ended December 31, 2011 and 2010, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), (See - Note 10 - Related-Party Transactions).

Internationally, cost of revenue as a percent of net revenue increased slightly to 72.3% of net revenues for the twelve months ended December 31, 2011, compared to 70.4% of net revenues for the twelve months ended December 31, 2010.  The cost of revenue percentage increase of 1.9% was primarily due to higher cost margin business in the Mexico, China, Japan and Romania markets, partially offset by lower cost margins in Canada and India markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $18.5 million and $17.1 million for the twelve months ended December 30, 2011 and 2010.

	Year Ended December 31,
	2011	%	2010	%

Selling, general & administrative	$18.5	25.1%	$17.1	27.1%
Depreciation and amortization	1.1	1.5	1.0	1.6

Total operating expenses	$19.6	26.6%	$18.1	28.7%

Domestic selling, general and administrative expenses totaled $8.9 million for the twelve months ended December 31, 2011, compared to $9.2 million for the same period in 2010.  The decrease of approximately $300,000 was due primarily to cost reduction efforts in legal, postage, program materials and other related expenses.

International selling, general and administrative expenses totaled $9.6 million for the twelve months ended December 31, 2011, compared to $7.9 million for the same period in 2010. The increase of approximately $1.7 million was primarily due to salary and other employee related benefit expenses in the markets of Australia, China, Japan, as well as additional cost related to the new subsidiary in Mexico, partially offset by lower expenses in Canada.

Depreciation and Amortization

Depreciation and amortization expenses totaled $1.1 million for the twelve months ended December 31, 2011, compared to $1.0 million for the same period in 2010. The increase was primarily due to higher capital expenditures related to software development compared to prior year.

Interest Expense, net

The Company's net interest expense was $197,000 and $310,000 for the twelve months ended December 31, 2011 and 2010, respectively.  The decrease in interest expense was primarily due to lower debt levels.

Other Income

Other income was $11,000 and $21,000 for the twelve months ended December 31, 2011 and 2010, respectively.

Income Taxes

The income tax provision for the twelve months ended December 31, 2011 and 2010 was $362,000 and $263,000, respectively. The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits. The Company recognizes minimum federal tax provisions as the Company anticipates utilizing operating loss carry forwards in 2011.

Non-controlling Interest

Net operating profits from the non-controlling interests, respecting the Company's 51% owned subsidiaries, resulted in a reduction of the Company’s net income of $123,000 and $112,000 for the twelve months ended December 30, 2011 and 2010, respectively.

Net Income

The Company reported a net income of $2.2 million for the twelve months ended December 31, 2011, or $0.10 per diluted share, compared to a net income of $2.2 million, or $0.11 per diluted share, for the corresponding period last year, based on diluted shares outstanding of 21.3 million and 20.6 million at December 31, 2011, and 2010, respectively.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

The Company had net income before non-controlling interest of $2.3 million for both the twelve months ended December 31, 2011 and December 31, 2010.

The Company’s cash provided by operating activities for the year ended December 31, 2011 was $3.5 million, compared to net cash provided by operating activities of $260,000 in 2010. The net cash provided by operating activities was primarily due to a reported net income, partially offset by an increase in accounts receivable.

Net cash used by the Company in investing activities for the year ended December 31, 2011 and 2010, was $1.3 million and $1.4 million, respectively. The net cash used in investing activities was a result of  capitalization of software development costs, the purchases of non-controlling interest in Mexico and Turkey subsidiaries and the purchase of computer equipment.

Net cash used by the Company’s financing activities for the year ended December 31, 2011 was $1.5 million compared with net cash provided by financing activities of $376,000 for the year ended December 31, 2010. The cash used in financing activities was primarily a result of the Company’s net payments on its lines of credit.

The above activities resulted in an increase of $782,000 in the Company’s cash and cash equivalents for the twelve months ended December 31, 2011.

The Company had positive working capital of $7.2 million at December 31, 2011 compared to positive working capital of $4.4 million at December 31, 2010. The Company’s current ratios were 1.7 and 1.4 at December 31, 2011 and 2010, respectively. The increase in working capital and current ratio were primarily due to increases in cash and accounts receivable and decreases in borrowings against lines of credit, partially offset by reduced prepaids and other assets and increased accrued expenses.

Credit Facilities:

Domestic Credit Facility (“Sterling Credit Facility”):

SGRP and certain of its domestic subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc.,  and SPAR Acquisition, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the " Borrowers "), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern its new credit facility with them (the "Sterling Credit Facility").  In June 2011, the Lenders agreed to: (1) reduce the personal guarantee limits to the amounts noted below, and (2) extend the maturity of the Sterling Credit Facility until July 2013.

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

Revolving Loans of up to $6.5 million are available to the Borrowers under the Sterling Credit Facility based upon the borrowing base formula defined in the Loan Agreement (principally 85% of "eligible" domestic accounts receivable less certain reserves).  The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

The basic interest rate under the Sterling Credit Facility is equal to the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus one and one-half  (1.50%) percent per annum, which automatically changes with each change in such rate.

Due to the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At December 31, 2011, the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation; there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian).  On September 11, 2009, the line of credit arrangement was amended to reduce the line of credit to $1.5 million (Australian),  In October 2011,  SPARFACTS Australia Pty. Ltd., replaced the Commonwealth Bank line of credit with a new credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $1.2 million (based upon the exchange rate at December 31, 2011).

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $736,000 (based upon the exchange rate at December 31, 2011). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian).  The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at December 31, 2011.

On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010.  The loan was payable on an interest only basis and matured on March 31, 2011 and was paid in full on that date.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a loan with Mizuho Bank in the amount of 20.0 million Japanese Yen, or approximately $258,000.  The loan is payable in monthly installments of 238,000 Yen or $3,100 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.  The outstanding balance at December 31, 2011, was approximately 17.6 million Yen or $227,000 (based upon the exchange rate at December 31, 2011).

Summary of Company Credit and Other Debt Facilities: (in thousands)

	December 31, 2011	Average Interest Rate	December 31, 2010	Average Interest Rate
Credit Facilities Loan Balance:
United States	$2,621	4.75%	$3,536	4.87%
Australia	402	10.38%	548	10.24%
Canada	618	4.00%	623	4.00%
	$3,641		$4,707

Other Debt Facility:
Japan Term Loan	$227	0.1%	$–	–
Michael Anthony Note	–	–	556	9.5%
	$227	0.1%	$556	9.5%

	December 31, 2011		December 31, 2010
Unused Availability:
United States	$2,671		$1,700
Australia	818		952
Canada	118		87
	$3,607		$2,739

The Company’s international model is to join forces with local investors experienced with merchandising services and combine their knowledge of their local markets with the Company’s proprietary software and expertise in the merchandising and marketing business. In 2001, the Company established its first international subsidiary and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, South Africa, India, Romania, China, Australia, Mexico and Turkey.

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company’s contractual obligations by category as of December 31, 2011 (in thousands).

Contractual Obligations	Period in which payments are due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lines of Credit and Other Debt	$3,868	$3,678	$74	$74	$42
Capital Lease Obligations	287	154	133	–	–
Operating Lease Obligations	2,560	931	1,382	247	–
Total	$6,715	$4,763	$1,589	$321	$42

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2011.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly such an attestation has not been obtained or included in this Annual Report.

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

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth quarter of its 2011 fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth in the Company’s definitive proxy statement, which the Company plans to file pursuant to Regulation 14 A with SEC in April of 2012 (but not later than 120 days after the end of the Company's fiscal year), respecting SGRP's Annual Meeting of Shareholders, presently scheduled to be held on May 18, 2012, which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report.

Item 11. Executive Compensation

Reference is made to the information set forth in the Company’s definitive proxy statement, which the Company plans to file pursuant to Regulation 14 A with SEC in April of 2012 (but not later than 120 days after the end of the Company's fiscal year), respecting SGRP's Annual Meeting of Shareholders, presently scheduled to be held on May 18, 2012, which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth in the Company’s definitive proxy statement, which the Company plans to file pursuant to Regulation 14 A with SEC in April of 2012 (but not later than 120 days after the end of the Company's fiscal year), respecting SGRP's Annual Meeting of Shareholders, presently scheduled to be held on May 18, 2012, which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth in the Company’s definitive proxy statement, which the Company plans to file pursuant to Regulation 14 A with SEC in April of 2012 (but not later than 120 days after the end of the Company's fiscal year), respecting SGRP's Annual Meeting of Shareholders, presently scheduled to be held on May 18, 2012, which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth in the Company’s definitive proxy statement, which the Company plans to file pursuant to Regulation 14 A with SEC in April of 2012 (but not later than 120 days after the end of the Company's fiscal year), respecting SGRP's Annual Meeting of Shareholders, presently scheduled to be held on May 18, 2012, which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections “Executive Compensation Report of the Compensation Committee” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedule

1.      Index to Financial Statements filed as part of this report:

2.      Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts for the two years ended December 31, 2011	F-30

3.      Exhibits.

Exhibit Number	Description

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

3.2	Amended and Restated By-Laws of SPAR Group, Inc., as adopted on May 18, 2004, as amended through November 10, 2011 (as filed herewith).

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

4.1
Registration Rights Agreement entered into as of January 21, 1992, by and between SGRP (as successor to, by merger in 1996 with, PIA Holding Corporation, f/k/a RVM Holding Corporation, the California Limited Partnership, The Riordan Foundation and Creditanstalt-Bankverine (incorporated by reference to the Form S-1).

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

4.4
SGRP's Offer to Exchange Certain Outstanding Stock Options for New Stock Options dated August 24, 2009 (incorporated by reference to Exhibits 99(a)(1)(A) through (G) of SGRP's Schedule TO dated August 24, 2009, as filed with the SEC on August 25, 2009 ("SGRP's SC TO-I")).

4.5
SGRP's Common Stock Prospectus Dated April 8, 2011 (incorporated by reference to SGRP's Pre-Effective Amendment No. 4 to its Registration Statement on Form S-3 (Registration No. 333-162657) as filed with the SEC on April 7, 2011).

4.6
Form of SGRP's Common Stock Certificate (incorporated by reference to SGRP's Pre-Effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-162657) as filed with the SEC on February 7, 2011).

4.7
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

10.35
Consent, Joinder, Release and Amendment Agreement (Amendment No. 1) to the Webster Credit Agreement among the SPAR Webster Borrowers and Webster dated as of October 31, 2003 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the SEC on March 30, 2004).

10.36
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

10.45
Amendment No. 7 to the Third Amended and Restated Revolving Credit and Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of January 18, 2006 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2006).

10.46
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

10.47
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

10.48
Limited Guaranty of Robert G. Brown respecting certain obligations of the SPAR Webster Borrowers under the Webster Credit Agreement in favor of Webster dated as of May 18, 2007 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.49
Limited Guaranty of William H. Bartels respecting certain obligations of the SPAR Webster Borrowers under the Webster Credit Agreement in favor of Webster dated as of May 18, 2007 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the SEC on May 21, 2007).

10.50
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

10.51
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

10.52
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

10.53
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

10.54
Amendment No. 14 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of January 23, 2009 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.55
Amendment No. 15 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of March15, 2009 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.56
Amendment No. 16 To Third Amended And Restated Revolving Credit And Security Agreement (i.e., to the Webster Credit Agreement) among the SPAR Webster Borrowers and Webster dated as of March 15, 2010 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 15, 2010).

10.57
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

10.58
Secured Revolving Loan Note in the original maximum principal amount of $5,000,000.00 issued by the SPAR Sterling Borrowers to Sterling National Bank pursuant to (and governed by) the Sterling Loan Agreement and dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.59
Secured Revolving Loan Note in the original maximum principal amount of $1,500,000.00 issued by the SPAR Sterling Borrowers to Cornerstone Bank pursuant to (and governed by) the Sterling Loan Agreement and dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.60
Limited Continuing Guaranty of the obligations of the SPAR Sterling Borrowers under the Sterling Loan Agreement from Robert G. Brown and William H. Bartels in favor of the Sterling Lenders dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.61
Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated as of September 1, 2011, and effective as of June 1, 2011, among the SPAR Sterling Borrowers, the Sterling Lenders and the Sterling Agent and confirmed by Robert G. Brown and William H. Bartels as guarantors (as filed herewith).

10.62
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

10.65
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

14.2
Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information, as amended and restated on May 1, 2004, and as further amended through March 10, 2011 (incorporated by reference to SGRP’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 15, 2011).

21.1	List of Subsidiaries (as filed herewith).

23.1	Consent of Rehmann Robson (as filed herewith).

23.2	Consent of Nitin Mittal & Co. (as filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By: /s/ Gary S. Raymond
Gary S. Raymond
Chief Executive Officer

Date: March 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Gary S. Raymond	Chief Executive Officer and Director
Gary S. Raymond
Date: March 21, 2012

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: March 21, 2012

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: March 21, 2012

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: March 21, 2012

/s/ Jerry B. Gilbert	Director
Jerry B. Gilbert
Date: March 21, 2012

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: March 21, 2012

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: March 21, 2012

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 21, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SPAR Group, Inc. and Subsidiaries
Tarrytown, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for years then ended. Our audits also included the financial statement schedule for these years as listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of SPAR KROGNOS Marketing Private Limited (Formerly Known as SPAR Solutions Merchandising Private Limited) as of and for the years ended December 31, 2011 and 2010. These statements reflect total assets constituting 2% and 5% of consolidated total assets as of December 31, 2011 and 2010, respectively, and total revenues constituting 3% and 5% of total consolidated revenue for the years then ended, respectively. Such financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SPAR KROGNOS Marketing Private Limited for 2011 and 2010, is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditor for 2011 and 2010, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule for those years, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ Rehmann Robson

Troy, Michigan
March 20, 2012

Report of Independent Public Accounting Firm

The Board of Directors and Stockholders
SPAR KROGNOS Marketing Private Limited
(Formerly Known as SPAR Solutions Merchandising Private Limited)
New Delhi, India

We have audited the accompanying balance sheets of SPAR KROGNOS Marketing Private Limited (Formerly Known as SPAR Solutions Merchandising Private Limited), a company incorporated under the laws of India, as of December 31, 2011 and 2010 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPAR KROGNOS Marketing Private Limited (Formerly Known as SPAR Solutions Merchandising Private Limited), as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in United States.

/s/ Nitin Mittal & Co.
Chartered Accountants

Partner
M No. 098930

New Delhi, India
March 6, 2012

 SPAR Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,705	$923
Accounts receivable, net	15,461	13,999
Prepaid expenses and other current assets	801	1,283
Total current assets	17,967	16,205

Property and equipment, net	1,523	1,452
Goodwill	1,148	848
Intangibles	705	362
Other assets	178	226
Total assets	$21,521	$19,093

Liabilities and equity
Current liabilities:
Accounts payable	$1,819	$1,804
Accrued expenses and other current liabilities	4,039	2,733
Accrued expenses due to affiliates	1,092	1,575
Customer deposits	183	471
Lines of credit and other debt	3,641	5,263
Total current liabilities	10,774	11,846
Long-term debt and other liabilities	334	–
Total liabilities	11,108	11,846

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares – 2,445,598 Issued and outstanding shares – none – December 31, 2011 554,402 – December 31, 2010	–	6
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued and outstanding shares – 20,103,043 – December 31, 2011 19,314,306 – December 31, 2010	201	193
Treasury stock	–	(1)
Additional paid-in capital	13,940	13,549
Accumulated other comprehensive loss	(172)	(142)
Accumulated deficit	(4,626)	(6,808)
Total SPAR Group, Inc. equity	9,343	6,797
Non-controlling interest	1,070	450
Total liabilities and equity	$21,521	$19,093

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010

Net revenues	$73,524	$63,154
Cost of revenues	51,028	42,165
Gross profit	22,496	20,989
Selling, general and administrative expense	18,542	17,140
Depreciation and amortization	1,069	1,018
Operating income	2,885	2,831
Interest expense	197	310
Other income	(11)	(21)
Income before provision for income taxes	2,699	2,542

Provision for income taxes	362	263
Net income	2,337	2,279

Net income attributable to non-controlling interest	(123)	(112)
Net income attributable to SPAR Group, Inc.	$2,214	$2,167
Net income per basic and diluted common share:

Net income – basic	$0.11	$0.11
Net income – diluted	$0.10	$0.11
Weighted average common shares – basic	19,958	19,209
Weighted average common shares – diluted	21,327	20,602

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands)

	Preferred Stock		Common Stock					Accumulated
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Non- Controlling Interest	Total Equity

Balance at January 1, 2010	554	$6	19,139	$191	$(1)	$13,099	$(8,975)	$(220)	$431	$4,531

Preferred Stock Issued			–	–	–	–	–	–	–
Issuance of stock to non-employees			120	1	–	–	–	–	–	1
Issuance of stock options to employees & non-employees for services			–	–	–	335	–	–	–	335
Purchase of non-controlling interest in joint ventures			–	–	–	90	–	–	(141)	(51)
Exercise of Options			55	1	–	25	–	–	–	26
Other changes to non-controlling interest			–	–	–	–	–	–	48	48
Comprehensive income:
Foreign currency translation gain			–	–	–	–	–	78	–	78
Net Income							2,167	–	112	2,279
Comprehensive income							2,167	78	112	2,357
Balance at December 31, 2010	554	$6	19,314	$193	$(1)	$13,549	$(6,808)	$(142)	$450	$7,247

Preferred stock and accrued dividends converted to common stock	(554)	(6)	609	6	–	–	–	–	–	–
Exercise of warrants			75	1	–	63	–	–	–	64
Issuance of stock options to employees & non- employees for services			–	–	–	420	–	–	–	420
Exercise of Options			105	1	–	36	–	–	–	37
Sale of non-controlling interest of subsidiary in India			–	–	–	(127)	–	–	217	90
Establishment of new subsidiaries with non-controlling interest			–	–	–	–	–	–	158	158
Distribution of subsidiary’s equity			–	–	–	–	(32)	–	122	90
Reissued treasury stock			–	–	1	(1)	–	–	–	–
Comprehensive income:
Foreign currency translation loss			–	–	–	–	–	(30)	–	(30)
Net Income							2,214	–	123	2,337
Comprehensive income							2,214	(30)	123	2,307
Balance at December 31, 2011	–	$–	20,103	$201	$–	$13,940	$(4,626)	$(172)	$1,070	$10,413

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010
Operating activities
Net income	$2,337	$2,279
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	1,069	1,018
Issuance of stock options and warrants	420	336
Changes in non-controlling interest	497	93
Changes in operating assets and liabilities:
Accounts receivable	(1,493)	(3,790)
Prepaid expenses and other assets	530	1,604
Accounts payable	15	(2,015)
Accrued expenses, other current liabilities and customer deposits	160	735
Net cash provided by operating activities	3,535	260

Investing activities
Purchases of property and equipment and capitalized software	(810)	(1,439)
Purchase of Mexican and Turkish subsidiaries	(442)	–
Net cash used in investing activities	(1,252)	(1,439)

Financing activities
Net payments on lines of credit	(1,101)	(55)
Proceeds from options exercised	36	26
Proceeds from term debt	244	500
Payment on term debt	(557)	–
Payments on capital lease obligations	(107)	(95)
Net cash (used in) provided by financing activities	(1,485)	376

Effect of foreign exchange rate changes on cash	(16)	67

Net change in cash and cash equivalents	782	(736)
Cash and cash equivalents at beginning of year	923	1,659
Cash and cash equivalents at end of year	$1,705	$923

Supplemental disclosure of cash flows information
Interest paid	$205	$378
Taxes paid	$219	$203

Supplemental disclosure of non-cash financing activities
Liability related to acquisition of Mexican subsidiary	$300	$–
Preferred stock converted to common stock at par	$6	$–
Acquisition of equipment through capital leases	$140	$250

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business and Organization

The SPAR Group, Inc., a Delaware corporation (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, furniture and other product assembly services, Radio Frequency Identification (“RFID”) services, technology services and marketing research services.  Assembly services are performed in stores, homes and offices while those other services are primarily performed in mass merchandisers, office supply, grocery, drug store, independent, convenience and electronics stores.

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

Today the Company operates in 10 countries that encompass approximately 47% of the total world population. Although it operates in a single business segment (merchandising and marketing services), the Company currently divides its operations for marketing, administrative and other purposes into two geographic divisions: its Domestic Merchandising Services Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979; and its International Merchandising Services Division, which began operations in May of 2001 and provides similar merchandising, marketing services and in-store event staffing services in Japan, Canada, South Africa, India, Romania, China, Australia, Mexico and Turkey.

The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

Domestic Merchandising Services Division

The Company’s Domestic Merchandising Services Division provides nationwide merchandising and other marketing services throughout the United States of America primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, office supply, grocery, drug store, independent, convenience and electronics stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Business and Organization (continued)

The Company's international business in each territory outside the United States is conducted through a foreign subsidiary incorporated in its primary territory.  The primary territory, establishment date (which may include predecessors), the percentage of the Company's equity ownership, and the principal office location for its US (domestic) subsidiaries and each of its foreign (international) subsidiaries is as follows:

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York, United States of America
Japan	May 2001	100%	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%*	New Delhi, India
Lithuania	September 2005	51%**	–
Australia	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%***	Bucharest, Romania
China	March 2010	51%****	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	August 2011	51%*****	Istanbul, Turkey

*	In June 2011, the Company sold 49% of its interest to KROGNOS Integrated Marketing Services Private Limited.
**	The Company closed this subsidiary in the Fourth Quarter of 2010.
***	Currently the Company owns two subsidiaries in Romania. One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in July 2009, is 51% owned.
****	Currently the Company owns two subsidiaries in China. One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned.
*****
In August 2011, the Company sold its 51% ownership in its original subsidiary in Turkey to its original local investor, and in November 2011 the Company started a new 51% owned subsidiary to compete in this important market.

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

Doubtful Accounts and Credit Risks

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management’s assessment of the current status of individual accounts. Based on management’s assessment, the Company established an allowance for doubtful accounts of $57,000 and $143,000 at December 31, 2011, and 2010, respectively. In 2011, the Company had minimal write offs of accounts receivable resulting in recovery of $55,000 for the twelve months ended December 31, 2011 and bad debt expense was  $265,000 in 2010.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method.

Capital Lease Obligations

The Company has three outstanding capital lease obligations (in thousands):

Start Date:	Original Cost	Accumulated Depreciation	Net Book Value as of December 31, 2011
July 2010	$215	$101	$114
November 2010	48	19	29
June 2011	140	23	117
	$403	$143	$260

Annual future minimum lease payments required under the leases, together with the present value as of December 31, 2011, are as follows (in thousands):

Year Ending December 31,	Amount

2012	$154
2013	110
2014	23
287
Less amount representing interest	27
Present value of net minimum lease payments included with other liabilities	$260

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

The Company capitalized $609,000 and $632,000 of costs related to software developed for internal use in 2011, and 2010, respectively, and recognized approximately $579,000 and $518,000 of amortization of capitalized software for the twelve months ended December 31, 2011, and 2010, respectively.

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

Major Customers - Domestic

One customer accounted for 10% of the Company's net revenues for the years ended December 31, 2011, and 2010, resulting from merchandising services performed for a large pharmaceutical distributor. This customer accounted for approximately 7% and 8% of the Company's accounts receivable at December 31, 2011, and 2010, respectively.

In addition, approximately 10% of the Company’s net revenue for the years ended December 31, 2011, and 2010, resulted from merchandising and assembly services performed for a major office supply chain and for manufacturers within this chain.  These customers accounted for approximately 5% and 4% of the Company’s accounts receivable at December 31, 2011, and 2010, respectively.

Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2011 and 2010, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, Japanese Yen and Chinese Yuan.  Total International assets were $9.6 million and total liabilities were $7.3 million based on exchange rates at December 31, 2011.  International revenues for the twelve months ended December 31, 2011 and 2010 were $35.7 million and $26.6 million, respectively. The international division reported net losses of approximately $119,000 and $506,000 for the twelve months ended December 31, 2011 and 2010, respectively.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At December 31, 2011, the Company’s outstanding debt totaled $3.9 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.75%	$2,621
International	0.1% -10.38%	1,247
		$3,868

(1)	Per annum interest at December 31, 2011
(2)	Based on exchange rate at December 31, 2011

Based on 2011 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows by approximately $30,000.

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

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 166% and 140% for 2011, and 2010, respectively; risk-free interest rate of 1.89% and 3.30% for 2011, and 2010, respectively; and expected lives of six years.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the amounts disclosed for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

The Company follows ASC-805-10, Goodwill and Other Intangible Assets, as such; goodwill is no longer amortized, but is subject to annual impairment tests. At December 31, 2011 the Company adopted ASU No, 2001-07 “Goodwill and Other Intangible Assets” which allows for a qualitative review to be performed before a quantitative impairment analysis is undertaken.  If the qualitative analysis indicates that the goodwill is more likely than not impaired then the Company calculates the fair value of each business unit for which goodwill was recorded to determine if there was impairment.  There were no qualitative factors that gave rise to impairment in 2011. As a result, it was determined that there was no impairment to the goodwill.

Intangible assets consist of customer contracts and lists and are amortized over periods ranging from 5 to 10 years.

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

In September 2011, the FASB issued ASU No, 2001-07, “Goodwill and Other Intangible Assets”.  This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amended guidance is effective beginning in 2012, however, with earlier adoption permitted. The Company intends to apply the updated guidance to its 2012 annual impairment test. The Company applied the updated guidance to its 2011 annual impairment test. The adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements.

During December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The ASU is effective prospectively for business combinations whose acquisition date is at or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments to this guidance also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of the ASU will impact disclosures in interim and annual financial statements issued if the Company enters into business combinations.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (in thousands)

	December 31,
Accounts receivable, net, consists of the following :	2011	2010

Trade	$11,806	$9,846
Unbilled	3,309	3,914
Non-trade	403	382
	15,518	14,142

Less allowance for doubtful accounts	57	143
	$15,461	$13,999

	December 31,
Property and equipment consists of the following:	2011	2010

Equipment	$7,866	$7,893
Furniture and fixtures	543	541
Leasehold improvements	250	250
Capitalized software development costs	4,261	3,518
	12,920	12,202
Less accumulated depreciation and amortization	11,397	10,750
	$1,523	$1,452

	December 31,
Intangible assets consist of the following:	2011	2010

Customer contracts and lists	$869	$426
Less accumulated amortization	164	64
	$705	$362

The Company is amortizing the customer contracts and lists of $869,000 on a straight line basis between 5 and 10 years.  Amortization expense for the year ended December 31, 2011 and December 31, 2010 was approximately $100,000 and $64,000, respectively.  The annual amortization for each of the following years succeeding December 31, 2011 are summarized as follows:

Year	Amount
2012	$134
2013	134
2014	134
2015	71
2016	47
Thereafter	185
Total	$705

	December 31,
Accrued expenses and other current liabilities:	2011	2010

Accrued salaries payable	$1,005	$708
Accrued accounting and legal expenses	285	266
Other	2,749	1,759
	$4,039	$2,733

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities

Domestic Credit Facility (“Sterling Credit Facility”):

SGRP and certain of its domestic subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc.,  and SPAR Acquisition, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the "Borrowers"), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern its new credit facility with them (the "Sterling Credit Facility").  In June 2011, the Lenders agreed to: (1) reduce the personal guarantee limits to the amounts noted below, and (2) extend the maturity of the Sterling Credit Facility until July 2013.

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

Revolving Loans of up to $6.5 million are available to the Borrowers under the Sterling Credit Facility based upon the borrowing base formula defined in the Loan Agreement (principally 85% of "eligible" domestic accounts receivable less certain reserves).  The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

The basic interest rate under the Sterling Credit Facility is equal to the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus one and one-half  (1.50%) percent per annum, which automatically changes with each change in such rate.

Due to the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At December 31, 2011, the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation; there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

In 2008, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a revolving line of credit arrangement with Commonwealth Bank of Australia (CBA) for $2.0 million (Australian).  On September 11, 2009, the line of credit arrangement was amended to reduce the line of credit to $1.5 million (Australian),  In October 2011, SPARFACTS Australia Pty. Ltd., replaced the Commonwealth Bank line of credit with a new credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $1.2 million (based upon the exchange rate at December 31, 2011).

On October 20, 2006, SPAR Canada Company, a wholly owned subsidiary, entered into a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $736,000 (based upon the exchange rate at December 31, 2011). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  On March 28, 2008, Royal Bank of Canada amended the secured credit agreement to reduce the maximum borrowing to $500,000 (Canadian) however, in October 2008, Royal Bank of Canada reinstated the loan limit to $750,000 (Canadian).  The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at December 31, 2011.

On March 26, 2010 the Company signed a Loan and Security Agreement and a Promissory Note with Michael Anthony Holdings, Inc. for a total of $500,000 which was used for the acquisition of certain assets of a Canadian company that closed on April 1, 2010.  The loan was payable on an interest only basis and matured on March 31, 2011 and was paid in full on that date.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a loan with Mizuho Bank in the amount of 20.0 million Japanese Yen, or approximately $258,000.  The loan is payable in monthly installments of 238,000 Yen or $3,100 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.  The outstanding balance at December 31, 2011, was approximately 17.6 million Yen or $227,000 (based upon the exchange rate at December 31, 2011).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

Summary of Company Credit and Other Debt Facilities: (in thousands)

	December 31, 2011	Average Interest Rate	December 31, 2010	Average Interest Rate
Credit Facilities Loan Balance:
United States	$2,621	4.75%	$3,536	4.87%
Australia	402	10.38%	548	10.24%
Canada	618	4.00%	623	4.00%
	$3,641		$4,707

Other Debt Facility:
Japan Term Loan	$227	0.1%	$–	–
Michael Anthony Note	–	–	556	9.5%
	$227	0.1%	$556	9.5%

	December 31, 2011		December 31, 2010
Unused Availability:
United States	$2,671		$1,700
Australia	818		952
Canada	118		87
	$3,607		$2,739

The Company's international business model is to partner with local merchandising companies and combine the Company's proprietary software and expertise in the merchandising and marketing services business with their partner's knowledge of the local market. In 2001, the Company established its first subsidiary in Japan and has continued this strategy. As of this filing, the Company is currently operating in 10 countries and has 9 international subsidiaries. Certain of these international subsidiaries are profitable, while others are operating at a loss. In the event of continued losses, the Company may be required to provide additional cash infusions into those subsidiaries with losses.

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

5. Income Taxes

The provision for income tax expense is summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010
Current	$362	$263
Deferred	–	–
	$362	$263

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

	Year Ended December 31,
	2011	2010
Provision for income taxes at federal statutory rate, net of foreign tax	$883	$726
State income taxes, net of federal benefit	102	89
Permanent differences	(26)	18
Change in valuation allowance	(780)	(722)
International tax provisions	112	92
Federal Alternative Minimum Tax	35	58
Change in Tax Reserve	19	22
Other	17	(20)
Provision for income taxes	$362	$263

Deferred taxes consist of the following (in thousands):	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$4,989	$5,953
Deferred revenue	128	145
SIM reserve against loan commitment	147	147
Allowance for doubtful accounts and other receivable	15	36
Share-based compensation expense	573	427
Depreciation	66	34
Acquisition costs	50	–
Other	27	27
Valuation allowance	(5,495)	(6,275)
Total deferred tax assets	500	494

Deferred tax liabilities:
Goodwill	117	121
Capitalized software development costs	383	373
Total deferred tax liabilities	500	494
Net deferred taxes	$–	$–

At December 31, 2011, the Company has net operating loss carryforwards (NOLs) of $4.3 million, related to the PIA Acquisition available to reduce future federal taxable income.  Section 382 of the Internal Revenue Code restricts the annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership had occurred in 1999.  The Company may utilize $657,500 of the PIA NOLs per year through the year 2018.

In addition, the Company incurred NOLs related to its prior year losses totaling $8.8 million of which:

$0.7 expires in 2024,
$0.7 expires in 2025,
$3.6 expires in 2026,
$2.9 expires in 2027,
$0.7 expires in 2028, and
$0.2 expires in 2029.

As a result of losses, a challenging market and the lack of certainty of continued profitability in 2011, the Company has established a valuation allowance of approximately $5.5 million against deferred tax assets at December 31, 2011.

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

The Company adopted provisions of ASC-740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Beginning Balance	$43	$119
Additions for tax positions of prior years	22	33
Reductions for tax positions of prior years	–	(109)
Ending Balance	$65	$43

ASC-740-10 requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. state and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2008 through the present. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

In management's view, the Company's tax reserves at December 31, 2011, totaling $65,000 for potential domestic state tax liabilities were sufficient to meet the requirements of ASC-740-10. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

Details of the Company's tax reserves at December 31, 2011, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$55	$5	$5	$65
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$55	$5	$5	$65

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $602,000 and $637,000 for 2011, and 2010, respectively. Equipment lease expense was approximately $143,000 and $122,000 for 2011, and 2010, respectively.  At December 31, 2011, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

Year	Amount
2012	$931
2013	562
2014	423
2015	397
2016	247
Total	$2,560

International Commitments

The Company’s international model is to join forces with local investors experienced with merchandising services and combine their knowledge of their local markets with the Company’s proprietary software and expertise in the merchandising and marketing business. In 2001, the Company established its first international subsidiary and has continued this strategy. As of this filing, the Company is currently operating in Japan, Canada, South Africa, India, Romania, China, Australia, Mexico and Turkey through 9 active international subsidiaries.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Treasury Stock

The Company initiated a share repurchase program in 2002, which allowed for repurchase of up to 100,000 shares. In 2003, the Board of Directors authorized the repurchase of an additional 122,000 shares increasing the total to 222,000 shares.

In 2011, the Company transferred the treasury stock balance of 254 shares to the Company’s Employee Stock Purchase Plan account to support the Plans fulfillment requirements for 2011.

8. Preferred Stock

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time.  The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock.  The number of shares authorized by such certificate of incorporation and designation was, however, reduced to 2,445,598 shares of remaining authorized preferred stock by the conversions described in the next paragraph and could be further reduced by amendment or redemption to facilitate the creation of any other SGRP Preferred Series. At December 31, 2011, no shares of SGRP Series A Preferred Stock were issued and outstanding.

On December 31, 2010, there were 338,801 shares of such Series A Preferred Stock owned by a non-SGRP retirement plan whose trustee is and beneficiaries include Robert G. Brown (who is a co-founder, director, executive officer and significant shareholder of SGRP), and 215,601 shares of such Series A Preferred Stock owned by a non-SGRP retirement plan whose trustee is and beneficiaries include William H. Bartels (who also is a co-founder, director, executive officer and significant shareholder of SGRP), which shares collectively constituted all of the outstanding shares of Series A Preferred Stock. Those shares were originally purchased pursuant to subscription agreements on March 31, 2008, and September 24, 2008, at the closing Nasdaq bid price of SGRP Common Stock for the preceding trading day, which was $1.12 per share for the March purchases and $0.86 per share for the September purchases.  The offer and sale of such Preferred Stock was not registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.  For more information respecting these purchases see “Note 10 to the Consolidated Financial Statements – Related Party Transactions”, below.

On or before March 10, 2011, Mr. Brown and Mr. Bartels, as trustees of those plans, each had requested that their plan's preferred shares be converted into SGRP Common Stock in accordance with its terms, and in order to facilitate conversion of those shares by payment of all accrued and unpaid dividends, on March 10, 2011, SGRP's Board of Directors (i) fixed March 10, 2011, as the applicable record date for determination of the holders of the SGRP Series A Preferred Stock eligible to receive such dividends, (ii) declared a dividend on such SGRP Series A Preferred Stock equal to the accrued and unpaid dividends thereon, payable in shares of SGRP Common Stock valued at their market value ($2.34 per share) on such record date, and (iii) authorized the issuance of the shares of SGRP Common Stock necessary to effect such conversion (554,402 shares) and accrued dividend payment (54,584 shares) in consideration of the preferred shares surrendered and the accrued dividends thereby satisfied.  As a result of such conversions and stock dividends, on March 11, 2011, Mr. Brown's plans received 372,158 shares of SGRP Common Stock (33,357 shares of which were for accrued dividends) and Mr. Bartels' plan received 236,828 shares of SGRP Common Stock (21,227 shares of which were for accrued dividends).

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

Shares purchased by employees and consultants under the SP Plans were 26,172 and 16,763 for 2011, and 2010, respectively.  As of December 31, 2011, 115,735 shares remain outstanding under the SP Plan.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Employee Benefits (continued)

The Company’s expense resulting from the 15% discount offered to employees and consultants was immaterial for all years presented.

Retirement/Pension Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. The Company made a contribution of $57,000 in the fourth quarter of 2011.  No contributions were made in 2010.

10. Related-Party Transactions

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

SGRP’s Audit Committee periodically reviews and has approved all of the related party relationships and transactions described below, as required by and in accordance with its Charter and the Company's Code of Ethical Conduct, NASDAQ rules and applicable law, the Audit Committee reviews each material related party transaction for its overall fairness to the Company, both initially and periodically (often annually), which review includes (without limitation) the costs and benefits to the Company, the other terms of the transactions, the affiliated relationship of the parties, and whether the overall economic and other terms are (or continue to be) no less favorable to the Company than would be the case with an unrelated provider of substantially similar services.

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR InfoTech, Inc. (“SIT”).

SMS and SMSI provided approximately 98% of the domestic merchandising specialist field force used by the Company for both the twelve months ended December 31, 2011 and 2010, and approximately 93% and 92% of the domestic field management used by the Company at a total cost of approximately $22 million and $20 million for the twelve months ended December 31, 2011 and 2010, respectively.  Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended (the "Field Services Agreement"), In 2011, the Company received merchandising services from SMS through the use of approximately 7,300 field merchandising specialists.  Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, in 2011, the Company received management services from SMSI through the use of 54 full-time national, regional and district managers.  For those services, the Company has agreed to reimburse SMS and SMSI for their total costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective total costs (the "Plus Compensation").  Those costs include all field expenses of SMS, all payroll and employment tax expenses of SMSI and all legal and other administrative expenses paid by either of them.   The total Plus Compensation earned by SMS and SMSI for services rendered was approximately $836,000 and $778,000 for the twelve months ended December 31, 2011 and 2010, respectively.  The Company also provides certain administrative services directly to SMS and SMSI, without charge, for accounting, human resource and legal services, which the Company believes is more efficient if paid directly, and would otherwise have been subject to cost plus reimbursement.  The value of these services was approximately $390,000 and $340,000 for the twelve months ended December 31, 2011 and 2010, respectively.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related-Party Transactions (continued)

The Company continues to purchase services from SMS and SMSI because it believes the terms it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services.  The Company believes it is the largest and most important customer of SMS and SMSI (and from time to time may be their only customer), and accordingly the Company is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from its affiliates than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business.  The Company periodically engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates, and expects to repeat that survey during 2012.  The most recent such survey showed that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services.  The Company's cost of revenue would have increased by at least $650,000 and $600,000 for the twelve months ended December 31, 2011 and 2010, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described below.

The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

In July 2008, the Company, through SPAR Marketing Force, Inc. (“SMF”), entered into a new Master Lease Agreement with SMS, and in July and September of 2008 entered into new separate operating leases with SMS pursuant to Equipment Leasing Schedules under that Master Lease Agreement.  Each operating lease had a 36 month term and representations, covenants and defaults customary for the leasing industry. The leases are for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in the United States and have a total monthly payment of $11,067. These handheld computers had an original purchase price of $401,188.  The monthly payments were based upon a lease factor of 3.1%.  As of September 2011, these lease agreements expired and were paid in full.  In addition, SMS has granted SMF continued use of the equipment at no additional charge to ensure continued compliance with the Field Services Agreement noted above.  The Company estimates that the value of the handheld computers is approximately $2,000 to $4,000 per month.

The following transactions occurred between the Company and the above affiliates (in thousands):

	Year Ended December 31,
	2011	2010
Services provided by affiliates:
Field merchandiser services (SMS)	$17,555	$16,052

Field management services (SMSI)	$4,283	$4,110

Handheld computer leases (SMS)	$77	$132

Total services provided by affiliates	$21,915	$20,294

Accrued expenses due to affiliates (in thousands):	December 31,
	2011	2010
Total accrued expenses due to affiliates	$1,092	$1,575

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related-Party Transactions (continued)

In July 1999, SMF, SMS and SIT entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and had the right to unilaterally license and exploit their "Business Manager" Internet job scheduling software (which had been jointly developed by such parties), and all related improvements, revisions, developments and documentation from time to time voluntarily made or procured by any of them at its own expense. In addition, SPAR Trademarks, Inc. ("STM"), SMS and SIT entered into separate perpetual trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT and SMS (and through them to their commonly controlled subsidiaries and affiliates by sublicenses, including SMSI) for their continued use of the name "SPAR" and certain other trademarks and related rights of STM, a wholly owned subsidiary of SGRP.  SMS and SMSI provide services to the Company, as described above, and SIT no longer provides services to the Company and does not compete with the Company.

Through arrangements with the Company, SMS and SMSI participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them. All such transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business.  As an accommodation, the Company also provides certain accounting, human resource and similar administrative services to SIT and certain other affiliates of Robert G. Brown and William H. Bartels, at an incremental cost to the Company of $15,000 for both the twelve months ended December 31, 2011, and 2010, respectively.

In addition to the above,  SMSI purchases insurance coverage for worker compensation, casualty and property insurance risk for itself, SMS and the Company from Affinity Insurance, Ltd. (“Affinity”).  SMSI owns minority (less than 1%) equity interest in Affinity, and Mr. Robert G. Brown is a director of Affinity.  The Affinity insurance premiums for such coverage are ultimately charged to SMSI, SMS and the Company based on the proportion of their respective insurable interests.

On December 31, 2010, there were 338,801 shares of SGRP's Series A Preferred Stock owned by a non-SGRP retirement plan whose trustee is and beneficiaries include Robert G. Brown (who is a co-founder, director, executive officer and significant shareholder of SGRP), and there were 215,601 shares of SGRP's Series A Preferred Stock owned by a non-SGRP retirement plan whose trustee is and beneficiaries include William H. Bartels (who also is a co-founder, director, executive officer and significant shareholder of SGRP), which shares collectively constituted all of the outstanding shares of Series A Preferred Stock issued by SGRP. Those shares were originally purchased pursuant to subscription agreements on March 31, 2008, and September 24, 2008, at the closing Nasdaq bid price of SGRP's Common Stock for the preceding trading day, which was $1.12 per share for the March purchases and $0.86 per share for the September purchases.  Each share of SGRP's Series A Preferred Stock could be converted into one share of SGRP's Common Stock (at the rate of one to one), at the option of the holder and without further consideration, and accumulated dividends at the rate of ten percent per annum.  SGRP's Audit Committee and Board of Directors each reviewed and unanimously approved this transaction, including the pricing, conversion and other terms of the Preferred Stock and the affiliated relationship of the parties. The offer, sale and conversion of such Preferred Stock were not registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

On or before March 10, 2011, Mr. Brown and Mr. Bartels, as trustees of those plans, each had requested that their plan's preferred shares be converted into SGRP’s Common Stock in accordance with its terms, and in order to facilitate conversion of those shares by payment of all accrued and unpaid dividends, on March 10, 2011, SGRP's Board of Directors (i) fixed March 10, 2011, as the applicable record date for determination of the holders of the SGRP’s Series A Preferred Stock eligible to receive such dividends, (ii) declared a dividend on such SGRP’s Series A Preferred Stock equal to the accrued and unpaid dividends thereon, payable in shares of SGRP’s Common Stock valued at their market value ($2.34 per share) on such record date, and (iii) authorized the issuance of the shares of SGRP’s Common Stock necessary to effect such conversion (554,402 shares) and accrued dividend payment (54,584 shares) in consideration of the preferred shares surrendered and the accrued dividends thereby satisfied.  As a result of such conversions and stock dividends, on March 11, 2011, Mr. Brown's plans received 372,158 shares of SGRP’s Common Stock (33,357 shares of which were for accrued dividends) and Mr. Bartels' plan received 236,828 shares of SGRP’s Common Stock (21,227 shares of which were for accrued dividends).

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation (continued)

Summary of 2011 Plan Activities:

	Outstanding Options
Plan	Beginning Balance	Granted	Exercised	Cancelled	December 31, 2011 Balance
2008 Plan	2,452,474	395,750	(97,900)	(15,700)	2,734,624
2000 Plan	229,165	–	(14,726)	(29,831)	184,608
Special Purpose Plan	–	–	–	–	–
1995 Plan	–	–	–	–	–
Director’s Plan	–	–	–	–	–
Total	2,681,639	395,750	(112,626)	(45,531)	2,919,232

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

Based upon the Black-Scholes calculation, share-based compensation expense related to employee and non-employee stock option grants totaled $418,000 and $211,000 for the years ended December 31, 2011 and 2010, respectively. The unamortized expense as of December 31, 2011, was approximately $834,000 for outstanding stock option grants.  The impact of the total share-based compensation expense on basic/diluted earnings per share was $0.01 for both years ended December 31, 2011 and 2010.

On March 10, 2011, SGRP's Compensation Committee authorized an award of 100,000 shares of restricted SGRP common stock as additional compensation to Gary S. Raymond, the Company's Chief Executive Officer and President.  The restricted shares vest 20,000 shares a year over the next five (5) years, starting on March 10, 2012 and continuing through March 10, 2016, provided Mr. Raymond continues to be so employed by the Company on the applicable vesting date.  If Mr. Raymond leaves such employment, he will lose his right to receive any unvested shares.  The compensation expense related to these restricted shares will be amortized by the Company over the five (5) year vesting period starting April 1, 2011.  The Company recorded a compensation expense of $35,100 for the period ended December 31, 2011, for these restricted shares.

On May 27, 2011, 60,000 new stock option grants were issued to an employee and non-employee directors at an exercise price of $1.32, which represents the fair market value of a share of the Company’s common stock on May 27, 2011, as determined in accordance with the Company’s 2008 Stock Compensation Plan.  The estimated stock compensation expense is $73,000, which will be recognized ratably over the four-year vesting period.

On August 4, 2011, 335,750 new stock option grants were issued to employees, officers, and certain employees of its affiliate at an exercise price of $1.23, which represents the fair market value of a share of the Company’s common stock on August 4, 2011, as determined in accordance with the Company’s 2008 Stock Compensation Plan.  The estimated stock compensation expense is $395,000, which will be recognized ratably over the four-year vesting period.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation (continued)

The following table summarizes stock option activity under SGRP’s plans:

	Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2010	2,385,230	$0.48

2010
Granted	422,950	$0.98
Exercised	(54,941)	0.47
Canceled or expired	(71,600)	0.90
Options outstanding, December 31, 2010	2,681,639	$0.55

2011
Granted	395,750	$1.24
Exercised	(112,626)	0.44
Canceled or expired	(45,531)	0.89
Options outstanding, December 31, 2011	2,919,232	$0.64

Option price range at December 31, 2011	$0.40 to $4.65

	2011	2010

Grant date weighted average fair value of options granted during the year	$1.24	$0.98

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
Less than $1.01	2,463,148	7.63 years	$0.53	1,406,775	$0.50
$1.01 - $2.00	451,834	8.80 years	1.25	55,209	1.29
$2.01 - $4.00	4,000	1.08 years	2.96	4,000	2.96
Greater than $4.00	250	1.60 years	4.65	250	4.65
Total	2,919,232			1,466,234

On March 10, 2010, in connection with an Investor Relations Consulting agreement dated August 15, 2009, with Alliance Advisors LLC, the Board of Directors approved the issuance of 120,000 shares of SGRP common stock in return for a cash payment of $0.01 per share and services rendered by Alliance Advisors LLC to the Company.

12. Geographic Data

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division.  The Company uses those divisions to improve its administration and operational and strategic focuses, and it tracks and reports certain financial information separately for each of those divisions, as described in Item 1 – Business in our Annual Report, above.  The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.  Set forth below are summaries (in thousands) of the Company's net revenues from its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and from its international (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain international subsidiaries as a percent of consolidated net revenue, operating income (loss) for the twelve months ended December 31, 2011 and 2010, respectively, and long lived assets by geographic area at December, 2011 and 2010, respectively:

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Geographic Data (continued)

	Year Ended December 31,
	2011	2010	% increase
Net revenues:
United States	$37,809	$36,564	3%
International	35,715	26,590	34%
Total net revenues	$73,524	$63,154	16%

	Year Ended December 31,
	2011		2010
Net revenues International:		% of consolidated net revenue		% of consolidated net revenue
Australia	$8,232	11.2%	$7,711	12.2%
Canada	6,467	8.8	7,219	11.4
Mexico	4,649	6.3	–	–
South Africa	4,454	6.1	2,298	3.6
Japan	4,280	5.8	4,089	6.5
China	3,890	5.3	1,406	2.2
All Others	3,743	5.1	3,867	6.1
Total international revenue	$35,715	48.6%	$26,590	42.0%

	Year Ended December 31,
	2011	2010
Operating income (loss):
United States	$2,774	$3,043
International	111	(212)
Total operating income	$2,885	$2,831

	Year Ended December 31,
	2011	2010
Long lived assets:
United States	$2,169	$2,231
International	1,385	657
Total long lived assets	$3,554	$2,888

Purchase of Interest in Subsidiaries

On July 26, 2010, the Company announced the structuring of a new subsidiary in China with a new local investor, Shanghai Wedone Marketing Consulting Co., Ltd. The new subsidiary  has a national market presence in China.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Geographic Data (continued)

The new subsidiary is called SPAR (Shanghai) Marketing Management Company Ltd and SPAR owns 51% and Shanghai Wedone Marketing Consulting owns 49% in accordance with the laws of the People's Republic of China. The new subsidiary, which started operations on August 1, 2010,providing merchandising and related marketing services to manufacturers and retailers throughout China.

Shanghai Wedone Marketing Consulting was a comprehensive marketing management company that provided brand communication and retail marketing management service in China. They worked with more than 50 international brands such as Coca-Cola, Unilever, Johnson & Johnson and Swatch, and several prominent Chinese brands such as Meng Niu Dairy, Guan Sheng Yuan and Dong-e E-jiao. Their business covered all tier 1, 2 and 3 cities in China, which equal more than 150 cities throughout the country.

On September 27, 2010, the Company purchased the remaining 49% ownership in the Company’s subsidiary in India at a cost of $90,000 and in July 2011 the Company then entered into an agreement with KROGNOS Integrated Marketing Services Private Limited, to sell 49% ownership in the India subsidiary at a price of $90,000 and changed the subsidiary’s name to SPAR KROGNOS Marketing Private Limited.

New International Subsidiary Organized

In July 2011, the Company’s subsidiary in China, SPAR (Shanghai) Marketing Management Company Ltd (“SPAR Shanghai”) entered into an agreement with Beijing DSI Management Consulting Company Ltd. (“DSI”), creating a new subsidiary in order to expand the Company’s operations throughout the People’s Republic of China.  The new subsidiary called SPAR DSI Human Resource Company (“SPAR DSI”), is owned 51% by SPAR Shanghai and 49% by DSI and became operational in November 2011.

In August 2011, the Company expanded its operations in North America by entering into an agreement with Grupo TODOPROMO to create a new subsidiary in Mexico.  The new subsidiary is called SPAR TODOPROMO, SAPI, de CV., began operations in September 2011, and is owned 51% by SPAR and 49% by Grupo TODOPROMO (Grupo).  The Company’s total investment in Mexico is $702,000 which consists of $2,000 in capital and $700,000 paid to Grupo for intangible assets.  $400,000 was paid in September 2011 and the balance is payable in August 2012. The Company has recorded $400,000 as an intangible asset and $300,000 as goodwill.

The amounts of Grupo’s revenue and earnings  included in the Company’s consolidated income statement for the year ended December 31, 2011 and the revenue and earnings of the combined entity had the acquisition date  been January  1, 2011 and January 1, 2010 are as follows (in thousands):

	Revenue	Net Income

Actual from September 1 to December 31, 2011	$4,649	$(65)
2011 Supplemental pro forma from January 1 to December 31, 2011	$83,900	$2,400
2011 Adjusted supplemental pro forma from January 1 to December 31, 2011	$83,900	$2,500
2010 Supplemental pro forma from January 1 to December 31, 2010	$76,600	$2,400

2011 supplemental adjusted pro forma earnings were adjusted to exclude $118,000 of acquisition-related costs incurred in 2011.

In August 2011, the Company entered into an agreement with two companies in Turkey (NDS TANITIM DANIŞMANLIK HİZMETLERİ and GIDA TEKSTİL TURİZM PAZARLAMA TİCARET LİMİTED ŞİRKETİ) to reestablish operations in this market.  The agreement established a new subsidiary, SPAR NDS, owned 51% by the Company and 49% by the Turkish companies noted above.  The new subsidiary began operations in November 2011.  The Company’s total investment in Turkey is approximately $86,000.

The effects of the above transactions on the net income attributed to the Company and transfers from the non-controlling interest are as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

Net income attributed to SPAR Group, Inc.	$2,214	$2,167
(Decrease)/increase in SPAR Group, Inc. Paid in Capital for sale/purchase of subsidiaries common stock	(159)	90
Change from net income attributed to SPAR Group, Inc. and transfer from/to non-controlling interest	$2,055	$2,257

The purpose of the above schedule is to disclose the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010
Numerator:
Net income	$2,214	$2,167

Denominator:
Shares used in basic net income per share calculation	19,958	19,209
Effect of diluted securities:
Stock options	1,369	1,393
Shares used in diluted net income per share calculations	21,327	20,602

Basic net income per common share:	$0.11	$0.11
Diluted net income per common share:	$0.10	$0.11

14. Acquisitions

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

In return for the purchase of such assets and assumed liabilities, at closing SWI compensated the Seller through 1) a cash payment of $500,000 Canadian dollars (“CAD”), 2) issued a $75,000 CAD interest bearing promissory note payable over an 18 month period which has been paid in full and 3) placed $50,000 in escrow for a 12 month period which has been released and 4) assumed $446,000 CAD of liabilities.

The Company has completed its valuation of the fair value and allocation for the assets acquired and liabilities assumed and has recorded the following (in US dollars):

Accounts Receivable	$644,000
Equipment	2,000
Customer contracts	426,000
$1,072,000

The Company is amortizing the customer contracts of $426,000 on a straight line basis over 5 years.  The net book value at December 31, 2011 was $277,000.  Amortization expense for the year ended December 31, 2011 was approximately $85,000.  The annual amortization amount of these contracts is expected to be approximately $85,000 for 2012-2014 and $22,000 in 2015.

SWI also agreed to pay an earn out to the principals of the Seller based on SWI achieving certain revenue and gross profit margin levels of the acquired business for each of the next two 12 month periods. The earn out was based on revenue and gross profit margins exceeding certain agreed upon base levels.  The revenue and gross profit margin levels were not met and therefore, the Company was not required to make the earn out payment.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Mergers

In 2011, the Company entered into merger agreements between several of its inactive subsidiaries in an effort to simplify the Company’s reporting structure.

The following inactive subsidiaries were merged into SPAR Acquisition, Inc. (as the survivor):

•	SPAR Marketing, Inc.
•	PIA Merchandising Co., Inc.
•	SPAR Incentive Marketing, Inc.

The following inactive subsidiary was merged into SPAR Group International, Inc. (as the survivor):

•	SPAR All Store Marketing Services, Inc.

In 2010, the Company entered into merger agreements between several of its inactive subsidiaries in an effort to simplify the Company’s reporting structure.

The following inactive subsidiaries were merged into SPAR All Store Marketing Services, Inc. (as the survivor):

•	SPAR Technology Group, Inc.
•	SPAR/PIA Retail Services, Inc.
•	Retail Resources, Inc.
•	Pivotal Field Services, Inc.

The following inactive subsidiary was merged into PIA Merchandising Co., Inc. (as the survivor):

•	Pivotal Sales Company

The following inactive subsidiaries were merged into SPAR Marketing Force, Inc. (as the survivor):

•	SPAR/Burgoyne Retail Services, Inc.
•	SPAR, Inc.
•	SPAR Marketing, Inc.

There is no expected tax or reporting impact expected from the above mergers, as all such subsidiaries were inactive.

16.  Subsequent Event

In February 2012, the Company entered into an agreement to purchase 51% ownership in Business Ideas Provider GRUP SRL, a Romanian limited liability company in Bucharest, Romania (BIP) that provides merchandising and marketing services throughout the country.  It is expected that the ownership change will be registered by the end of March 2012 and the Company will begin consolidating its operations beginning April 1, 2012.

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	(Recovered From)/Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2011:

Deducted from asset accounts:
Allowance for doubtful accounts	$143	(55)	31	$57

Year ended December 31, 2010:

Deducted from asset accounts:
Allowance for doubtful accounts	$317	265	439	$143

(1)           Uncollectible accounts written off, net of recoveries