Form 10-Q
period 2012-03-31
SPAR GROUP INC
filed 2012-05-11
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________.

         Commission file number: 0-27824

SPAR Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
State of Incorporation	IRS Employer Identification No.

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
☐ Yes    ☒ No
On March 31, 2012, there were 20,130,918 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:                      FINANCIAL INFORMATION

Item 1. Financial Statements

SPAR Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$1,666	$1,705
Accounts receivable, net	14,673	15,461
Prepaid expenses and other current assets	860	801
Total current assets	17,199	17,967

Property and equipment, net	1,771	1,523
Goodwill	1,148	1,148
Intangibles	677	705
Other assets	195	178
Total assets	$20,990	$21,521

Liabilities and equity
Current liabilities:
Accounts payable	$3,401	$1,819
Accrued expenses and other current liabilities	3,423	4,039
Accrued expenses due to affiliates	1,551	1,092
Customer deposits	217	183
Lines of credit	972	3,641
Total current liabilities	9,564	10,774
Long-term debt and other liabilities	438	334
Total liabilities	10,002	11,108

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,245,598 Issued and outstanding shares – none – March 31, 2012 and none – December 31, 2011	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued and outstanding shares – 20,130,918 – March 31, 2012 and 20,103,043 – December 31, 2011	201	201
Additional paid-in capital	14,098	13,940
Accumulated other comprehensive loss	(214)	(172)
Accumulated deficit	(4,319)	(4,626)
Total SPAR Group, Inc. equity	9,766	9,343
Non-controlling interest	1,222	1,070
Total liabilities and equity	$20,990	$21,521

Note:
The Balance Sheet at December 31, 2011, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

 SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Net revenues	$21,047	$16,418
Cost of revenues	15,278	11,186
Gross profit	5,769	5,232

Selling, general and administrative expenses	5,022	4,573
Depreciation and amortization	277	262
Operating income	470	397

Interest expense	51	81
Other (income) expense	(82)	9
Income before provision for income taxes	501	307

Provision for income taxes	42	24
Net income	459	283

Net income attributable to the non-controlling interest	(152)	(30)
Net income attributable to SPAR Group, Inc.	$307	$253

Basic/diluted net income per common share:

Net income - basic	$0.02	$0.01

Net income - diluted	$0.01	$0.01

Weighted average common shares – basic	20,117	19,639

Weighted average common shares – diluted	21,467	21,347

Net income	459	283
Other comprehensive income:
Foreign currency translation adjustments	(42)	23
Comprehensive income	$417	306

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)
(In thousands)

	Common Stock		Paid-In	Accumulated	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Capital	Deficit	(Loss) Gain	Interest	Equity
Balance at December 31, 2011	20,103	$201	$13,940	$(4,626)	$(172)	$1,070	$10,413

Issuance of stock options and restricted shares to employees and non-employees for services	20		153				153
Exercise of options	8		5	–	–	–	5
Comprehensive loss:	–	–	–	–	(42)	–	(42)
Net income				307	–	152	459
Balance at March 31, 2012	20,131	$201	$14,098	$(4,319)	$(214)	$1,222	$10,988

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
 (In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$459	$283
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation & Amortization	277	262
Share based compensation	153	55
Changes in operating assets and liabilities:
Accounts receivable	792	1,759
Prepaid expenses and other assets	(76)	501
Accounts payable	1,582	(266)
Accrued expenses, other liabilities and customer deposits	(215)	(348)
Net cash provided by operating activities	2,972	2,246

Investing activities
Purchases of property and equipment and capitalized software	(239)	(188)

Financing activities
Net payments on lines of credit	(2,675)	(1,269)
Proceeds from options exercised	5	14
Proceeds from term debt	–	244
Payments on term debt	(9)	(503)
Payments on capital lease obligations	(53)	(20)
Net cash used in financing activities	(2,732)	(1,534)

Effects of foreign exchange rate on cash	(40)	26

Net change in cash and cash equivalents	(39)	550
Cash and cash equivalents at beginning of period	1,705	923
Cash and cash equivalents at end of period	$1,666	$1,473

Supplemental disclosure of cash flows information
Interest paid	$55	$57
Taxes paid	$13	$105

Supplemental disclosure of non-cash financing activities
Preferred stock converted to common stock at par	$–	$6
Acquisition of equipment through capital leases	$253	$–

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
1.         Basis of Presentation

The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the Company's Annual Report for 2011 on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the "SEC") on March 21, 2012 (the Company's “Annual Report"). The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.         Business and Organization

The SPAR Group is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, furniture and other product assembly services, Radio Frequency Identification (“RFID”) services, technology services and marketing research services.  Assembly services are performed in stores, homes and offices while those other services are primarily performed in mass merchandisers, office supply, grocery, drug , independent, convenience, electronics, toy and specialty stores.

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

In order to cultivate foreign markets and expand the Company's merchandising and marketing services business outside of the United States, modify the necessary systems and implement its business model worldwide, and insure a consistent approach to its merchandising and marketing efforts worldwide, and even though it operates in a single business segment (merchandising and marketing services), the Company has divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Merchandising Services Division, and international (i.e., all locations outside the United States), which are the sales territories for its International Merchandising Services Division.  To that end, the Company also (1) provides and requires all of its locations to use its Internet-based operating, scheduling, tracking and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with the Company's financial reporting and disclosure controls and procedures, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's international subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.         Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:

Net income	$307	$253

Denominator:
Shares used in basic net income per share calculation	20,117	19,639

Effect of diluted securities:
Employee stock options	1,350	1,708

Shares used in diluted net income per common share calculation	21,467	21,347

Basic net income per common share	$0.02	$0.01

Diluted net income per common share	$0.01	$0.01

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

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At March 31, 2012, the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation, there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

In October 2011, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a credit facility with Oxford Funding Pty. Ltd. for $1.2 million (Australian) or approximately $1.3 million (based upon the exchange rate at March 31, 2012).

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $752,000 (based upon the exchange rate at March 31, 2012). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at March 31, 2012.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20 million Japanese Yen, or approximately $244,000.  The loan is payable in monthly installments of 238,000 Yen (or approximately $2,900 based upon the exchange rate at March 31, 2012) at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Summary of Company Credit and Other Debt Facilities: (in thousands)

	March 31, 2012	Average Interest Rate	December 31, 2011	Average Interest Rate
Credit Facilities Loan Balance:
United States	$678	4.75%	$2,621	4.75%
Australia	13	10.35%	402	10.38%
Canada	281	4.00%	618	4.00%
	$972		$3,641

Other Debt Facility:
Japan Term Loan	$206	0.1%	$227	0.1%

Unused Availability:
United States	$3,890		$2,671
Australia	1,233		818
Canada	471		118
	$5,594		$3,607

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

Management believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next twelve months.  However, international losses, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

5.         Capital Lease Obligations

The Company has five outstanding capital lease obligations.  The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Depreciation	Net Book Value at March 31, 2012
July 2010	$215	$120	$95
November 2010	48	23	25
June 2011	140	35	105
January 1, 2012	224	19	205
January 1, 2012	29	2	27
	$656	$199	$457

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Annual future minimum lease payments required under the leases, together with the present value as of March 31, 2012, are as follows (in thousands):

Year Ending December 31,	Amount

2012	$183
2013	201
2014	113
497
Less amount representing interest	40
Present value of net minimum lease payments included with other liabilities	$457

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

SGRP's Audit Committee has the specific duty and responsibility to review and approve the overall fairness of all material related-party transactions.  The Audit Committee receives every affiliate contract and amendment thereto for its review and approval (to the extent approval is given), and each contract is periodically (often annually) again reviewed, in accordance with the Audit Charter, the Ethics Code, the rules of the Nasdaq Stock Market, Inc. ("Nasdaq"), and applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms length contract with an unrelated provider of similar services (i.e., its overall fairness).  The Audit Committee periodically reviews and has approved all of the related party relationships and transactions described below.

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are executive officers and the sole stockholders and directors of SPAR Marketing Services, Inc. (“SMS”), SPAR Management Services, Inc. (“SMSI”), and SPAR InfoTech, Inc. (“SIT”).

SMS and SMSI provided approximately 99% of the domestic merchandising specialist field force used by the Company for both the three months ended March 31, 2012 and 2011, and approximately 93% and 94% of the domestic field management used by the Company at a total cost of approximately $5.7 million and $5.5 million for the three months ended March 31, 2012 and 2011, respectively.  Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended (the "Field Services Agreement"), in 2011, the Company received merchandising services from SMS through the use of approximately 7,300 field merchandising specialists.  Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, in 2011, the Company received management services from SMSI through the use of 54 full-time national, regional and district managers.  For those services, the Company has agreed to reimburse SMS and SMSI for their total costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective total costs (the "Plus Compensation").  Those costs include all field expenses of SMS, all payroll and employment tax expenses of SMSI and all legal and other administrative expenses paid by either of them.   The total Plus Compensation earned by SMS and SMSI for services rendered was approximately $213,000 and $212,000 for the three months ended March 31, 2012 and 2011, respectively.  The Company also provides certain administrative services directly to SMS and SMSI, without charge, for accounting, human resource and legal services, which the Company believes is more efficient if paid directly, and would otherwise have been subject to cost plus reimbursement.  The value of these services was approximately $104,000 and $90,000 for the three months ended March 31, 2012 and 2011, respectively.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The Company continues to purchase services from SMS and SMSI because it believes the terms it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services.  The Company believes it is the largest and most important customer of SMS and SMSI (and from time to time may be their only customer), and accordingly the Company is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from its affiliates than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business.  The Company periodically engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates, and expects to repeat that survey during 2012.  The most recent such survey showed that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services.  The Company's cost of revenue would have increased by at least $171,000 and $166,000 for the three months ended March 31, 2012 and 2011, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described below.  See also Dependence Upon and Cost of Services Provided by Affiliates and Potential Conflicts in Services Provided by Affiliates in Item 1A (Risk Factors) in SGRP's 2011 Annual Report.

The Company has been advised that Messrs. Brown and Bartels are not paid any salaries as officers of SMS or SMSI so there were no salary reimbursements for them included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

In July 2008, the Company, through SPAR Marketing Force, Inc. (“SMF”), entered into a new Master Lease Agreement with SMS, and in July and September of 2008 entered into new separate operating leases with SMS pursuant to Equipment Leasing Schedules under that Master Lease Agreement.  Each operating lease had a 36 month term and representations, covenants and defaults customary for the leasing industry. The leases were for handheld computers to be used by field merchandisers in the performance of various merchandising and marketing services in the United States and had a total monthly payment of $11,067. These handheld computers had an original purchase price of $401,188.  The monthly payments were based upon a lease factor of 3.1%.  As of September 2011, these lease agreements expired and were paid in full.  In addition, SMS has granted SMF continued use of the equipment at no additional charge to ensure continued compliance with the Field Services Agreement noted above.  The Company estimates that the value of the handheld computers is approximately $2,000 to $4,000 per month.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended March 31,
	2012	2011
Services provided by affiliates:
Field merchandiser services (SMS)	$4,609	$4,388

Field management services (SMSI)	$1,090	$1,124

Handheld computer leases (SMS)	$-	$33

Total services provided by affiliates	$5,699	$5,545

Accrued expenses due to affiliates (in thousands):	March 31,	December 31,
	2012	2011
Total accrued expenses due to affiliates	$1,551	$1,092

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

Through arrangements with the Company, SMS and SMSI participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them. All such transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business.  As an accommodation, the Company also provides certain accounting, human resource and similar administrative services to SIT and certain other affiliates of Robert G. Brown and William H. Bartels, at a nominal cost.

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

8.         Stock-Based Compensation

SGRP currently grants options to its eligible directors, officers and employees and certain employees of its affiliates to purchase shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to its 2008 Stock Compensation Plan, (as amended, the "2008 Plan").  SGRP also has granted stock options that continue to be outstanding under its predecessor, the 2000 stock option plan ("2000 Plan"). The 2000 Plan will continue to be outstanding for the purposes of any remaining outstanding options issued under it for so long as such options are outstanding. As described below, SGRP has the authority to issue other types of stock-based awards under the 2008 Plan, but (except for restricted stock award described below) to date it has not done so.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The Company believes that it is desirable to align the interests of SGRP’s directors, executives, employees and consultants with those of its stockholders through their ownership of SGRP Shares.  Although the Company does not require its directors, executives, employees or consultants to own SGRP Shares, the Corporation believes that it can help achieve this objective by providing long term equity incentives through the issuance to its directors, executives, employees or consultants of options to purchase SGRP Shares and other stock-based awards pursuant to the 2008 Plan (as described below) and facilitating the purchase of SGRP Shares at a modest discount by all of its executives, employees and consultants who elect to participate in its Employee Stock Purchase Plan (as defined below).  In particular, the Company believes that the award of options to purchase SGRP Shares to such directors, executives, employees and consultants encourages growth in their ownership of SGRP Shares, which in turn leads to the expansion of their stake in the long-term performance and success of the Company.

SGRP's stockholders approved and adopted the 2008 Plan in May of 2008, as the successor to the 2000 Plan with respect to all new options issued, and an amendment to the 2008 Plan in May of 2009, permitting the discretionary repricing described below. The 2008 Plan provides for the granting of either incentive or nonqualified stock options to purchase SGRP Shares, restricted SGRP Shares, and restricted stock units, stock appreciation rights and other awards based on SGRP Shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of award other than stock options.  Unless terminated sooner as provided therein, the 2008 Plan will terminate on May 28, 2018, which is ten years from the 2008 Plan Effective Date, and no further Awards may be made under it.  However, any existing Awards made prior to such termination will continue in accordance with their respective terms and will continue to be governed by the 2008 Plan.  Stock options granted under the 2008 Plan have a maximum term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders (whose terms are limited to a maximum of five years), and SGRP has generally issued options having maximum terms.

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

The 2008 Plan (as amended in 2009) gives SGRP's Compensation Committee the full authority and complete flexibility from time to time to designate and modify (in its discretion) one or more of the outstanding awards (including their exercise and base prices and other components and terms) to (among other things) restore their intended values and incentives to their holders. However, the exercise price, base value or similar component (if equal to SGRP's full stock price at issuance) of any award cannot be lowered to an amount that is less than the Fair Market Value (as defined in the 2008 Plan) on the date of the applicable modification, and no modification can adversely affect an awardee's rights or obligations under an award without the awardee's consent. No further consent of SGRP's stockholders is required for any repricing or other modification of any outstanding or other aware under the 2008 Plan, including those previously issued under predecessor plans.  Awards have only been repriced once to date pursuant to this authority.  In 2009, SGRP’s Compensation Committee approved an offer to exchange and reprice stock options covering 2.1 million shares of SGRP’s Common Stock, and outstanding stock options were voluntarily surrendered by and repriced for eighty-one of SGRP’s eligible officers, employees and consultants and five of its directors, who received new option contracts to purchase an aggregate of 1,788,304 shares of SGRP’s Common Stock in exchange for their old options.  For details of such offer, please see SGRP’s Offer to Exchange Certain Outstanding Stock Options, as described below.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Stock options and other stock based awards under the 2008 Plan may be issued from time to time by SGRP in its discretion to the Company's executives and other employees and generally are included in the annual incentive plans of SGRP's executives.  The Company's management may present recommendations for such awards to the Compensation Committee at any of its regular quarterly meetings, although recently most recommendations have been made at the August meeting.  The Chairman of the Board or the Compensation Committee may make those recommendations respecting Mr. Raymond, Mr. Raymond as Chief Executive Officer makes those recommendations respecting Mr. Segreto, Ms. Belzer and Ms. Franco, as well as for any new officer, and each of those executives in turn are allocated potential option shares for their departments and make recommendations respecting those under their supervision (subject to review and approval by Mr. Raymond).  In recommending to the Compensation Committee the actual number of options (and options shares covered) to be granted to each individual, the person making the recommendation makes an assessment of the individual's contribution to the Company's overall performance, the individual's successful completion of a special project, and any significant increase or decrease in the participant's abilities, responsibilities and performance of his or her duties.  The Compensation Committee reviews and discusses managements' recommendations at its meeting and determines whether and to what extent to approve and grant the proposed stock option or other stock based awards to executives and employees of the Company pursuant to the 2008 Plan.

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

Based upon the Black-Scholes calculation, share-based compensation expense related to employee and non-employee stock option grants totaled $108,000 and $55,000 for the three months ended March 31, 2012 and 2011, respectively.  The unamortized expense as of March 31, 2012, was approximately $720,000 employee and non-employee outstanding stock option grants.  The impact of the total share-based compensation expense on basic/diluted earnings per share was less than half a cent for both the three months ended March 31, 2012 and 2011.

On March 10, 2011, SGRP's Compensation Committee authorized an award of 100,000 shares of restricted SGRP common stock as additional compensation to Gary S. Raymond, the Company's Chief Executive Officer and President.  The restricted shares vest 20,000 shares a year over the next five (5) year, starting on March 10, 2012 and continuing through March 10, 2016, provided Mr. Raymond continues to be so employed by the Company on the applicable vesting date.  In March 2012, the Company issued the first 20,000 restricted common shares to Mr. Raymond.  If Mr. Raymond leaves such employment, he will lose his right to receive any unvested shares.  The compensation expense related to these restricted shares will be amortized, by the Company, over the five (5) year vesting period that started on April 1, 2011.  The Company recorded compensation expense of $11,064 for the three months ended March 21, 2012.  The unamortized expense as of March 31, 2012 was approximately $177,000.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

For more information respecting the Company's stock option and compensation plans, please see "Stock Compensation Plans" in SGRP's Proxy Statement for its 2012 meeting of stockholders as filed with the SEC on April 25, 2012.

9.        Customer Deposits

Customer deposits at March 31, 2012, were $217,000 ($102,000 from domestic operations and $115,000 from international operations) compared to $183,000 at December 31, 2011 ($188,000 from domestic operations and $(5,000) from international operations).

10.      Commitments and Contingencies

Legal Matters

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business.  In addition, the Company is involved in various other legal actions and administrative proceedings through its contractual obligation to pay SMS's costs (as part of the total costs of SMS borne by the Company - see Note 6, Related Party Transactions, above). In the opinion of the Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

11.      Geographic Data

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division.  The Company uses the same metrics to measure the performance of both its domestic and international divisions.  The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.  Set forth below are summaries (in thousands) of the Company's net revenues from its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and from its international (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain international subsidiaries as a percent of consolidated net revenue, operating income (loss) and long lived assets by geographic area for 2012 and 2011, respectively:

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	Three Months Ended March 31,
	2012	2011
Net revenues:
United States	$9,285	$9,521
International	11,762	6,897
Total net revenues	$21,047	$16,418

	Three Months Ended March 31,
	2012		2011
Net revenues international:		% of consolidated net revenue		% of consolidate net revenue
Mexico	$3,243	15.4%	$–	–%
South Africa	1,915	9.1	632	3.8
Australia	1,464	7.0	2,103	12.8
Canada	1,438	6.8	1,494	9.1
Japan	1,272	6.0	773	4.7
China	865	4.1	1,027	6.3
All Others	1,565	7.5	868	5.3
Total international revenue	$11,762	55.9%	$6,897	42.0%

	Three Months Ended March 31,
	2012	2011
Operating income (loss):
United States	$332	$591
International	138	(194)
Total operating income	$470	$397

	March 31, 2012	December 31, 2011
Long lived assets:
United States	$2,416	$2,169
International	1,375	1,385
Total long lived assets	$3,791	$3,554

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

12.      Supplemental Balance Sheet Information (in thousands)

	March 31, 2012	December 31, 2011
Accounts receivable, net, consists of the following:
Trade	$10,938	$11,806
Unbilled	3,407	3,309
Non-trade	399	403
	14,744	15,518
Less allowance for doubtful accounts	71	57
Accounts receivable, net	$14,673	$15,461

	March 31, 2012	December 31, 2011
Property and equipment, net, consists of the following:
Equipment	$8,174	$7,866
Furniture and fixtures	545	543
Leasehold improvements	250	250
Capitalized software development costs	4,448	4,261
	13,417	12,920
Less accumulated depreciation and amortization	11,646	11,397
Property and equipment, net	$1,771	$1,523

	March 31, 2012	December 31, 2011
Intangible assets consist of the following:
Customer contracts and lists	$874	$869
Less accumulated amortization	197	164
	$677	$705

The Company is amortizing the customer contracts of $874,000 on a straight line basis between 5 and 10 years.  Amortization expense for the three months ending March 31, 2012 and for the year ended December 31, 2011 was approximately $33,000 and $100,000, respectively.

	March 31, 2012	December 31, 2011
Accrued expenses and other current liabilities consist of the following:
Accrued salaries payable	$747	$1,005
Accrued accounting and legal expense	233	285
Other	2,443	2,749
Accrued expenses and other current liabilities	$3,423	$4,039

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

13.      Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2012 and 2011, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, Japanese Yen and Chinese Yuan.  Total international assets were $10 million and total liabilities were $7.6 million based on exchange rates at March 31, 2012.  International revenues for the three months ended March 31, 2012 and 2011 were $11.8 million and $6.9 million, respectively. The international division reported net income of approximately $44,000 and net loss of $247,000 for the three months ended March 31, 2012 and 2011, respectively.

14.      Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At March 31, 2012, the Company's outstanding lines of credit and other debt totaled approximately $1.2 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.75%	$678
International	0.01% -10.35%	500
		$1,178
(1)   Based on interest rate at March 31, 2012.
(2)   Based on exchange rate at March 31, 2012.

Based on the 2012 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the three months ended March 31, 2012 by approximately $4,600.

15.      Recently Issued Accounting Standards

In 2012 we adopted the provisions of ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU were applied retrospectively.

In September 2011, the FASB issued ASU No, 2001-07, “Goodwill and Other Intangible Assets”.  This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amended guidance is effective beginning in 2012, however, with earlier adoption permitted.  The Company decided to early-adopt the updated guidance to its 2011 annual impairment test and it did not have a significant impact on the Company’s consolidated financial statements.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

16.      Taxes

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements.  Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.  The Company's tax reserves at March 31, 2012 and December 31, 2011 totaled $65,000 for potential domestic state tax and federal tax liabilities.

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

17.      Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

18.      Subsequent Event

In May 2012, the Company sold its 51% interest in its subsidiary in Romania, SPAR CITY S.R.L. to that subsidiary’s local investor for approximately $120,000.

SPAR Group, Inc. and Subsidiaries

Item 2.       Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act", and together with the Securities Act, the "Securities Laws"), including, in particular and without limitation, the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability in this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources".  Such forward looking statements also are included in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (the "SEC") on March 21, 2012 (its "Annual Report"), including (without limitation) the statements contained in the discussions under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.  You should carefully consider all such information and the other risks and cautions noted in this Quarterly Report, the Company's Annual Report and the Company's other filings under applicable Securities Laws (including this Quarterly Report and the Company's Annual Report, each a "SEC Report") that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions and best estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

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

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements are based on the information currently available to it and speak only as of March 31, 2012 (in the case of this Quarterly Report), December 31, 2011 (in the case of the Company's Annual Report) or other referenced date or, in the case of forward-looking statements contained in or incorporated by reference from another SEC Report, as of the date of or other date referenced in the SEC Report that includes such statement. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

SPAR Group, Inc. and Subsidiaries

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other cautionary statements (in whole or in part), whether as a result of new information, future events or recognition or otherwise, except as and to the extent required by applicable law.

GENERAL

SPAR Group, Inc., (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug, independent, convenience, electronics, toy and specialty stores.  The Company also provides furniture and other product assembly services in stores, homes and offices.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company currently operates in 10 countries that encompass approximately 47% of the total world population through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia, Mexico and Turkey.

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

Historically, retailers staffed their stores as needed to provide these services to ensure, that manufacturers' inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics and product placement were properly merchandised. However retailers, in an effort to improve their margins, decreased their own store personnel and increased their reliance on manufacturers to perform such services. Initially, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. Additionally, retailers also used their own employees to merchandise their stores to satisfy their own merchandising needs. However, both the manufacturers and the retailers discovered that using their own sales representatives and employees for this purpose was expensive and inefficient.

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

The Company's Domestic and International Geographic Divisions:

In order to cultivate foreign markets and expand the Company's merchandising and marketing services business outside of the United States, modify the necessary systems and implement its business model worldwide, and insure a consistent approach to its merchandising and marketing efforts worldwide, and even though it operates in a single business segment (merchandising and marketing services), the Company has divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Merchandising Services Division, and international (i.e., all locations outside the United States), which are the sales territories for its International Merchandising Services Division.  To that end, the Company also (1) provides and requires all of its locations to use its Internet-based operating, scheduling, tracking and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with the Company's financial reporting and disclosure controls and procedures, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's international subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide.

Each of these divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store chains, convenience, office supply, toy, specialty and grocery stores in their respective territories.  SPAR Group Inc.'s clients include the makers and distributors of home entertainment, general merchandise, health and beauty care, consumer goods and food products in their respective territories.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York, United States of America
Japan	May 2001	100%	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%*	Bucharest, Romania
China	March 2010	51%**	Shanghai, China
Mexico	August 2010	51%	Mexico City, Mexico
Turkey	August 2011	51%***	Istanbul, Turkey

*           Currently the Company owns two subsidiaries in Romania.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in July 2009, is 51% owned.
**         Currently the Company owns two subsidiaries in China.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned.
***       In August 2011, the Company sold its 51% ownership in its original subsidiary in Turkey to its original local investor, and in November 2011 the Company started a new 51% owned subsidiary to compete in this important market.

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

SPAR Group, Inc. and Subsidiaries

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its domestic and international divisions, and the Company tracks and reports certain financial information separately for each of those divisions, as described above.  The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding each of the Company's two geographic divisions, which includes their respective net revenues and operating income (loss) for each of the three months ended March 31, 2012, and March 31, 2011, and their respective long-lived assets at March 31, 2012, and December 31, 2011, are provided in Note 11, above.

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2012, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 21, 2012.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended March 31, 2012, compared to three months ended March 31, 2011

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2012		2011
	$	%	$	%
Net revenues	$21,047	100.0%	$16,418	100.0%
Cost of revenues	15,278	72.6	11,186	68.1
Selling, general & administrative expense	5,022	23.9	4,573	27.9
Depreciation & amortization	277	1.3	262	1.6
Interest expense	51	0.2	81	0.5
Other (income) expense	(82)	(0.4)	9	0.1
Income before income taxes	501	2.4	307	1.8
Provision for income taxes	42	0.2	24	0.1
Net income	459	2.2	283	1.7
Net income attributable to non-controlling interest	(152)	0.7	(30)	0.2
Net income attributable to Spar Group, Inc.	$307	1.5%	$253	1.5%

Net Revenues

Net revenues for the three months ended March 31, 2012, were $21 million, compared to $16.4 million for the three months ended March 31, 2011, an increase of $4.6 million or 28%.

Domestic net revenues totaled $9.3 million in the three months ended March 31, 2012, compared to $9.5 million for the same period in 2011. Domestic net revenues decreased by approximately $200,000, which was primarily due to lower project work in the first quarter of 2012 compared to a year ago.

International net revenues totaled $11.8 million for the three months ended March 31, 2012, compared to $6.9 million for the same period in 2011, an increase of $4.9 million or 71%.  The increase in 2012 international net revenues was primarily due to incremental revenue from the new subsidiaries in Mexico of $3.2 million and Turkey of $820,000, in addition to strong performances in South Africa of $1.3 million resulting from a new client in the general merchandising category and in Japan of $500,000, which was partially offset by lower revenue in Australia of $640,000, China of $160,000 and India of 100,000 due to their respective losses of key clients.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 72.6% of its net revenues for the three months ended March 31, 2012 and 68.1% of its net revenues for the three months ended March 31, 2011.

Domestic cost of revenues was 68.1% of net revenues for the three months ended March 31, 2012, and 65.6% of net revenues for the three months ended March 31, 2011. The increase in cost of revenues as a percentage of net revenues was 2.5% due primarily to an unfavorable mix of syndicated and project work compared to last year.  Approximately 91% and 89% of the Company's domestic cost of revenues in the three months ended March 31, 2012 and 2011, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 - Related-Party Transactions).

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 76.1% of net revenues for the three months ended March 31, 2012, compared to 71.6% of net revenues for the three months ended March 31, 2011. The cost of revenue percentage increase of 4.5% was primarily due to higher cost margin business in Mexico.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $5.0 million and $4.6 million for the three months ended March 31, 2012 and 2011.

Domestic selling, general and administrative expenses totaled $2.4 million for both the three months ended March 31, 2012 and 2011.

International selling, general and administrative expenses totaled $2.6 million for the three months ended March 31, 2012, compared to $2.1 million for the same period in 2011. The increase of approximately $500,000 was primarily attributable to the new subsidiaries in Mexico and Turkey.

Depreciation and Amortization

Depreciation and amortization charges totaled $277,000 for the three months ended March 31, 2012, and $262,000 for the same period in 2011.

Interest Expense

The Company's net interest expense was $51,000 and $81,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease in interest expense is directly attributable to reduced borrowings.

Other (Income) Expense

Other income totaled $82,000 for the three months ended March 31, 2012 and other expense was $9,000 for the same period in 2011.

Income Taxes

The income tax provision totaled $42,000 and $24,000 for the three months ended March 31, 2012 and 2011, respectively.  The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits.  The Company recognizes minimum federal tax provisions as the Company anticipates utilizing operating loss carry forwards in 2012.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $152,000 for the three months ended March 31, 2012 compared to a reduction of net income of $30,000 for the three months ended March 31, 2011.

Net Income

The Company reported a net income of $307,000 for the three months ended March 31, 2012, or $0.01 per diluted share, compared to a net income of $253,000, or $0.01 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Liquidity and Capital Resources

In the three months ended March 31, 2012, the Company had net income before non-controlling interest of $459,000.

Net cash provided by operating activities was $3 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively.  The net cash provided by operating activities was primarily due to reported net income, a reduction in accounts receivable and an increase in accounts payable.

Net cash used in investing activities for the three months ended March 31, 2012, and March 31, 2011, was approximately $239,000 and $188,000, respectively. The net cash used in investing activities was primarily a result of fixed asset additions.

Net cash used in financing activities for the three months ended March 31, 2012 and March 31, 2011, was approximately $2.7 million and $1.5 million, respectively.  Net cash used in financing activities was primarily a result of payments on lines of credit.

The above activity resulted in a decrease in cash and cash equivalents for the three months ended March 31, 2012, of $39,000.

At March 31, 2012, the Company had working capital of $7.6 million, as compared to working capital of $7.2 million at December 31, 2011. The Company's current ratio was 1.8 and 1.7 at March 31, 2012 and December 31, 2011, respectively.

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

SPAR Group, Inc. and Subsidiaries

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At March 31, 2012, the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation, there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

In October 2011, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a credit facility with Oxford Funding Pty. Ltd. for $1.2 million (Australian) or approximately $1.3 million (based upon the exchange rate at March 31, 2012).

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $752,000 (based upon the exchange rate at March 31, 2012). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at March 31, 2012.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20 million Japanese Yen, or approximately $244,000.  The loan is payable in monthly installments of 238,000 Yen (or approximately $2,900 based upon the exchange rate at March 31, 2012) at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.

Summary of Company Credit and Other Debt Facilities: (in thousands)

	March 31, 2012	Average Interest Rate	December 31, 2011	Average Interest Rate
Credit Facilities Loan Balance:
United States	$678	4.75%	$2,621	4.75%
Australia	13	10.35%	402	10.38%
Canada	281	4.00%	618	4.00%
	$972		$3,641

Other Debt Facility:
Japan Term Loan	$206	0.1%	$227	0.1%

Unused Availability:
United States	$3,890		$2,671
Australia	1,233		818
Canada	471		118
	$5,594		$3,607

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

SPAR Group, Inc. and Subsidiaries

Management believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next twelve months.  However, international losses, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of March 31, 2012 (in thousands)

	Period in which payments are due
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$1,178	$1,007	$70	$70	$31
Capital Lease Obligations	497	233	264	–	–
Operating Lease Obligations	2,273	875	1,126	272	–
Total	$3,948	$2,115	$1,460	$342	$31

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At March 31, 2012, the Company's outstanding lines of credit and other debt totaled approximately $1.2 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	4.75%	$678
International	0.1% -10.35%	500
		$1,178

(1)    Based on interest rate at March 31, 2012.
(2)    Based on exchange rate at March 31, 2012.

Based on the 2012 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the three months ended March 31, 2012, by approximately $4,600.

The Company has foreign currency exposure with its international subsidiaries. In both 2012 and 2011, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, Japanese Yen and Chinese Yuan.  Total International assets were $10 million and total liabilities were $7.6 million based on exchange rates at March 31, 2012.  International revenues for the three months ended March 31, 2012 and 2011 were $11.8 million and $6.9 million, respectively. The international division reported net losses of approximately $44,000 and $247,000 for the three months ended March 31, 2012 and 2011, respectively.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of March 31, 2012.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first quarter of its 2012 fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.       Legal Proceedings

 The Company is a party to various legal actions and administrative proceedings arising in the normal course of business.  In addition, the Company is involved in various other legal actions and administrative proceedings through its contractual obligation  to pay SMS's costs (as part of the total costs of SMS borne by the Company - see Note 6, Related Party Transactions, above). In the opinion of the Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Item 1A.    Risk Factors

Existing Risk Factors

SGRP's Annual Report describes various risk factors applicable to the Company and its businesses in Item 1A under the caption "Risk Factors", which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since the Company's Annual Report for 2011 on Form 10-K, as filed with the SEC on March 21, 2012.

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

SPAR Group, Inc. and Subsidiaries

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

Date: May 11, 2012	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory