Form 10-K/A
period 2010-12-31
SPAR GROUP INC
filed 2012-05-29
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________
FORM 10-K /A
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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Shareholders, presently scheduled to be held on May 27, 2011, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE - PURPOSE OF AMENDMENT

SPAR Group, Inc. ("SGRP" or the "Corporation", and together with its subsidiaries, the "SPAR Group" or the "Company"), is filing this Amendment No. 1 on Form 10-K/A (this "First Amendment"), to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the SEC on March 15, 2011 (as amended by this First Amendment, SGRP’s "2010 Annual Report"), in order to (among other things):
•
Correct the name in the Exhibit List of the auditor (to Nitin Mittal & Co.) for the Company's subsidiary in India, SPAR Solutions Merchandising Private Limited (which changed its name in 2011 to SPAR KROGNOS Marketing Private Limited);

•
Correct the name in the Rehmann Robson Report (with its consent) of the Company's subsidiary in India, SPAR Solutions Merchandising Private Limited (which changed its name in 2011 to SPAR KROGNOS Marketing Private Limited);

•
File the corrected unqualified auditor's report from Nitin Mittal & Co. for the Company's subsidiary in India, SPAR Solutions Merchandising Private Limited (which changed its name in 2011 to SPAR KROGNOS Marketing Private Limited);

•
Correct the name in SGRP's List of Subsidiaries in Exhibit 21.1 of the Company's subsidiary in India, SPAR Solutions Merchandising Private Limited (which changed its name in 2011 to SPAR KROGNOS Marketing Private Limited); and

•	Reflect the resolution of comments from the SEC Staff (see below).

This First Amendment includes SGRP’s complete 2010 Annual Report, except that Items 10-14 of Part III remain unchanged and continue to be incorporated by reference from SGRP's Proxy Statement for its 2011 Annual Meeting of Stockholders as filed with the SEC on May 2, 2011.

All other items, sections and subsections remain unchanged since such Annual Report was filed on March 15, 2011.

This First Amendment reflects SGRP's resolution of comments raised in a letter on December 16, 2011, from the SEC's staff respecting their routine review of SGRP's 2010 Annual Report as originally filed.  The SEC's staff noted (among other things) the change in accounting firms in India from 2009 to 2010 respecting the local audit of SGRP's India subsidiary, SPAR KROGNOS Marketing Private Limited (formerly known as SPAR Solutions Merchandising Private Limited and mistakenly referenced in the original SGRP 2010 Annual Report as SPAR Solutions India Private Limited).  SGRP responded that the local auditor changed because of the change in the local India investor referenced in the 2010 Annual Report, and not because of any disagreement with the former local auditor, and that SGRP's Indian subsidiary was immaterial and insignificant (contributing less than 10% of both the Company’s consolidated assets and income from operations).  SGRP believes that the corrections to its 2010 Annual Report noted above are sufficient.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K /A

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

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (in millions).

	Year Ended December 31,
	2010	%	2009	%
Net revenues	$63.2	100.0%	$57.5	100.0%
Cost of revenues	42.2	66.8	40.0	69.5
Selling, general & administrative expense	17.1	27.1	16.1	28.0
Depreciation & amortization	1.0	1.6	1.1	1.9
Interest expense	0.3	0.5	0.2	0.3
Other (income)	–	–	(0.6)	(1.0)

Income before income tax provision and non-controlling interest	2.6	4.0	0.7	1.3
Provision for income taxes	0.3	0.4	0.1	0.3

Net income	2.3	3.6	0.6	1.0
Net (income) attributable to non-controlling interest	(0.1)	(0.2)	(0.1)	(0.1)
Net income	$2.2	3.4%	$0.5	0.9%

Results of operations for the twelve months ended December 31, 2010, when compared to the same period in  2009

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

Date: May 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Gary S. Raymond	Chief Executive Officer and Director
Gary S. Raymond
Date: May 29, 2012

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: May 29, 2012

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: May 29, 2012

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: May 29, 2012

/s/ Jerry B. Gilbert	Director
Jerry B. Gilbert
Date: May 29, 2012

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: May 29, 2012

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: May 29, 2012

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: May 29, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SPAR Group, Inc. and Subsidiaries
Tarrytown, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for years then ended. Our audits also included the financial statement schedule for these years as listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of SPAR Solutions Merchandising Private Limited as of and for the years ended December 31, 2010 and 2009. These statements reflect total assets constituting 5% and 7% of consolidated total assets as of December 31, 2010 and 2009, respectively, and total revenues constituting 5% and 9% of total consolidated revenue for the years then ended, respectively. Such financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SPAR Solutions Merchandising Private Limited for 2010 and 2009, is based solely on the report of the other auditor.

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
New Delhi, India

We have audited the accompanying balance sheets of SPAR Solutions Merchandising Private Limited, a company incorporated under the laws of India, as of December 31, 2010 and 2009 and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPAR Solutions Merchandising Private Limited, as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in United States.

/s/ Nitin Mittal & Co.

New Delhi, India
March 11, 2011

 SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$923	$1,659
Accounts receivable, net	13,999	10,231
Prepaid expenses and other current assets	1,283	1,182
Total current assets	16,205	13,072

Property and equipment, net	1,452	1,550
Goodwill	848	798
Intangibles	362	-
Other assets	226	1,931
Total assets	$19,093	$17,351

Liabilities and equity
Current liabilities:
Accounts payable	$1,804	$3,819
Accrued expenses and other current liabilities	2,733	2,226
Accrued expenses due to affiliates	1,575	1,436
Customer deposits	471	477
Lines of credit and other debt	5,263	4,862
Total current liabilities	11,846	12,820

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized shares - 3,000,000 Issued and outstanding shares-554,402 – December 31, 2010 and 2009	6	6
Common stock, $.01 par value:
Authorized shares - 47,000,000 Issued and outstanding shares - 19,314,306 – December 31, 2010 - 19,139,365 – December 31, 2009	193	191
Treasury stock	(1)	(1)
Additional paid-in capital	13,549	13,099
Accumulated other comprehensive loss	(142)	(220)
Accumulated deficit	(6,808)	(8,975)
Total SPAR Group, Inc. equity	6,797	4,100
Non-controlling interest	450	431
Total liabilities and equity	$19,093	$17,351

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

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009
Operating activities

Net income	$2,279	$557
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,018	1,081
Issuance of stock and stock options for service	336	278
Additional paid-in capital purchase of non-controlling interest and other changes in non-controlling interest	93	(112)
Changes in operating assets and liabilities:
Accounts receivable	(3,790)	2,997
Prepaid expenses and other assets	1,604	139
Accounts payable, accrued expenses, other current liabilities and customer deposits	(1,280)	(3,529)
Net cash provided by operating activities	260	1,411

Investing activities

Purchases of property and equipment and non-controlling interest in subsidiary	(1,439)	(831)

Financing activities

Net borrowing (repayments) from lines of credit	445	(743)
Repayments of capital lease obligations	(95)	–
Proceeds from employee stock purchase plan and exercised options	26	–
Net cash provided by (used in) financing activities	376	(743)

Effect of foreign exchange rate changes on cash	67	137

Net change in cash and cash equivalents	(736)	(26)
Cash and cash equivalents at beginning of year	1,659	1,685
Cash and cash equivalents at end of year	$923	$1,659

Supplemental disclosure of cash flows information

Interest paid	$378	$288
Income taxes paid	$203	$799
Equipment purchased through capital lease	$250	$–

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