Form 10-Q
period 2012-06-30
SPAR GROUP INC
filed 2012-08-10
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2012.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________.

Commission file number: 0-27824

SPAR Group, Inc.
(Exact name of registrant as specified in its charter)
Delaware	33-0684451
State of Incorporation	IRS Employer Identification No.
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

On June 30, 2012, there were 20,136,418 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:                      FINANCIAL INFORMATION

Item 1. Financial Statements

SPAR Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$1,722	$1,705
Accounts receivable, net	17,344	15,461
Prepaid expenses and other current assets	701	801
Total current assets	19,767	17,967

Property and equipment, net	1,724	1,523
Goodwill	1,148	1,148
Intangibles	637	705
Other assets	261	178
Total assets	$23,537	$21,521

Liabilities and equity
Current liabilities:
Accounts payable	$3,220	$1,819
Accrued expenses and other current liabilities	5,035	4,039
Accrued expenses due to affiliates	1,600	1,092
Customer deposits	424	183
Lines of credit	1,246	3,641
Total current liabilities	11,525	10,774
Long-term debt and other liabilities	375	334
Total liabilities	11,900	11,108

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,245,598 Issued and outstanding shares – none – June 30, 2012 and none – December 31, 2011	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued and outstanding shares – 20,136,418 – June 30, 2012 and 20,103,043 – December 31, 2011	201	201
Additional paid-in capital	14,225	13,940
Accumulated other comprehensive loss	(367)	(172)
Accumulated deficit	(3,601)	(4,626)
Total SPAR Group, Inc. equity	10,458	9,343
Non-controlling interest	1,179	1,070
Total liabilities and equity	$23,537	$21,521

Note:
The Balance Sheet at December 31, 2011, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$24,343	$15,944	$45,390	$32,363
Cost of revenues	17,635	10,987	32,913	22,170
Gross profit	6,708	4,957	12,477	10,193

Selling, general and administrative expenses	5,634	4,137	10,655	8,711
Depreciation and amortization	293	265	570	528
Operating income	781	555	1,252	954

Interest expense	12	24	63	106
Other expense (income)	75	(2)	(7)	7
Income before provision for income taxes	694	533	1,196	841

Provision for income taxes	58	29	101	53
Net income	636	504	1,095	788

Net loss (income) attributable to the non-controlling interest	82	5	(70)	(26)
Net income attributable to SPAR Group, Inc.	$718	$509	$1,025	$762
Basic/diluted net income per common share:
Net income - basic	$0.04	$0.03	$0.05	$0.04

Net income - diluted	$0.03	$0.02	$0.05	$0.04

Weighted average common shares – basic	20,134	20,012	20,125	19,826

Weighted average common shares – diluted	22,320	21,656	22,306	21,387

Net income	636	504	1,095	788
Other comprehensive income:
Foreign currency translation adjustments	(153)	2	(195)	25
Comprehensive income	$483	$506	$900	$813

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)
(In thousands)

	Common Stock		Paid-In	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2011	20,103	$201	$13,940	$(4,626)	$(172)	$1,070	$10,413

Issuance of stock options and restricted shares to employees and non-employees for services	20	–	277	–	–	–	277
Exercise of options	13	–	8	–	–	–	8
Purchase of non-controlling interest in joint venture	–	–	–	–	–	75	75
Other changes to non-controlling interest	–	–	–	–	–	(36)	(36)
Other comprehensive loss	–	–	–	–	(195)	–	(195)
Net income				1,025	–	70	1,095
Balance at June 30, 2012	20,136	$201	$14,225	$(3,601)	$(367)	$1,179	$11,637

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
 (In thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$1,095	$788
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation & Amortization	570	528
Share based compensation	277	164
Changes in non-controlling interest	39	–
Changes in operating assets and liabilities:
Accounts receivable	(1,893)	2,014
Prepaid expenses and other assets	17	417
Accounts payable	1,401	(25)
Accrued expenses, other liabilities and customer deposits	1,656	(1,456)
Net cash provided by operating activities	3,162	2,430

Investing activities
Purchases of property and equipment and capitalized software	(448)	(264)

Financing activities
Net payments on lines of credit	(2,399)	(1,560)
Proceeds from options exercised	8	22
Proceeds from term debt	–	244
Payments on term debt	(18)	(512)
Payments on capital lease obligations	(107)	(45)
Net cash used in financing activities	(2,516)	(1,851)

Effects of foreign exchange rate on cash	(181)	26

Net change in cash and cash equivalents	17	341
Cash and cash equivalents at beginning of period	1,705	923
Cash and cash equivalents at end of period	$1,722	$1,264

Supplemental disclosure of cash flows information
Interest paid	$88	$113
Taxes paid	$81	$145

Supplemental disclosure of non-cash financing activities
Preferred stock converted to common stock at par	$–	$6
Acquisition of equipment through capital leases	$253	$140

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

2.           Business and Organization

The SPAR Group is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, furniture and other product assembly services, Radio Frequency Identification (“RFID”) services, technology services and marketing research services.  Assembly services are performed in stores, homes and offices while those other services are primarily performed in mass merchandiser, office supply, grocery, drug, independent, convenience, electronics, toy and specialty stores.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.           Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:

Net income	$718	$509	$1,025	$762

Denominator:
Shares used in basic net income per share calculation	20,134	20,012	20,125	19,826

Effect of diluted securities:
Employee stock options	2,186	1,644	2,181	1,561

Shares used in diluted net income per common share calculation	22,320	21,656	22,306	21,387

Basic net income per common share	$0.04	$0.03	$0.05	$0.04

Diluted net income per common share	$0.03	$0.02	$0.05	$0.04

4.           Credit Facilities

Domestic Credit Facility (“Sterling Credit Facility”):

SGRP and certain of its domestic subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc.,  and SPAR Acquisition, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the " Borrowers "), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern its new credit facility with them (the "Sterling Credit Facility").  In June 2011, the Lenders agreed to: (1) reduce the personal guarantee limits to the amounts noted below, and (2) extend the maturity of the Sterling Credit Facility until July 2013. The Sterling Credit Facility was amended effective as of July 1, 2012 (the "Second Sterling Amendment"), to: (1) increase the maximum available revolving loan amount to $6.5 million from Sterling National Bank and remove Cornerstone Bank as a lender, (2) reduce the interest rate to prime plus three quarters of one percent (3/4%) per annum, and (3) release and discharge each Guarantor as noted below.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, provided personal guarantees of the Sterling Credit Facility totaling $1,250,000 pursuant to their Limited Continuing Guaranty in favor of the Lenders dated as of July 6, 2010, as amended in June 2011 (the "Limited Sterling Guaranty").  In the Second Sterling Amendment, Mr. Robert G. Brown and Mr. William H. Bartels were released and discharged by Sterling from their Limited Sterling Guaranty.

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

As of the effective date of the Second Sterling Amendment, the basic interest rate under the Sterling Credit Facility was reduced by three quarters of one percent (3/4%) percent per annum to the sum of the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus three quarters of one percent (3/4%) percent per annum, which automatically changes with each change in such rate.

Due to the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At June 30, 2012, the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation, there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

In October 2011, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a credit facility with Oxford Funding Pty. Ltd. for $1.2 million (Australian) or approximately $1.2 million (based upon the exchange rate at June 30, 2012).

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $732,000 (based upon the exchange rate at June 30, 2012). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at June 30, 2012.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20 million Japanese Yen, or approximately $252,000.  The loan is payable in monthly installments of 238,000 Yen (or approximately $3,000 based upon the exchange rate at June 30, 2012) at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Summary of Company Credit and Other Debt Facilities: (in thousands)

	June 30, 2012	Average Interest Rate	December 31, 2011	Average Interest Rate
Credit Facilities
Loan Balance:
United States	$673	4.50%	$2,621	4.75%
Australia	75	9.66%	402	10.38%
Canada	498	4.00%	618	4.00%
	$1,246		$3,641

Other Debt Facility:
Japan Term Loan	$204	0.1%	$227	0.1%

Unused Availability:
United States	$4,586		$2,671
Australia	1,144		818
Canada	234		118
	$5,964		$3,607

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

5.           Capital Lease Obligations

The Company has five outstanding capital lease obligations.  The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Depreciation	Net Book Value at June 30, 2012
July 2010	$215	$137	$78
November 2010	48	27	21
June 2011	140	47	93
January 2012	224	37	187
January 2012	29	5	24
	$656	$253	$403

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Annual future minimum lease payments required under the leases, together with the present value as of June 30, 2012, are as follows (in thousands):

Year Ending December 31,	Amount

2012	$122
2013	201
2014	113
436
Less amount representing interest	33
Present value of net minimum lease payments included with other liabilities	$403

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

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are the sole stockholders of SPAR Marketing Services, Inc. (“SMS”) and SPAR Management Services, Inc. (“SMSI”).  Mr. Brown is the sole stockholder of SPAR InfoTech, Inc. (“SIT”).  Mr. Brown is a director and officer of SMS and SIT.  Mr. Bartels is a director and officer of SMSI.

SMS and SMSI provided approximately 99% of the domestic merchandising specialist field force used by the Company for both the six months ended June 30, 2012 and 2011, and approximately 93% and 92% of the domestic field management used by the Company at a total cost of approximately $12 million and $10.8 million for the six months ended June 30, 2012 and 2011, respectively.  Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended (the "Field Services Agreement"), in 2011, the Company received merchandising services from SMS through the use of approximately 7,300 field merchandising specialists.  SMS also furnishes (without charge) approximately 200 handheld computers used by field merchandising specialists in the performance of various merchandising and marketing services in the United States, which the Company estimates has an aggregate value of approximately $2,000 to $3,000 per month.  Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, in 2011, the Company received management services from SMSI through the use of 56 full-time national, regional and district managers.  For those services, the Company has agreed to reimburse SMS and SMSI for their total costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective total costs (the "Plus Compensation").  Those costs include all field expenses of SMS, all payroll and employment tax expenses of SMSI and all legal and other administrative expenses paid by either of them, but exclude the amounts received from its field merchandising specialists for their purchases of workman's compensation and liability insurance through SMS.  The total Plus Compensation earned by SMS and SMSI for services rendered was approximately $456,000 and $418,000 for the six months ended June 30, 2012 and 2011, respectively.  The Company also provides certain administrative services directly to SMS and SMSI, without charge, for accounting, human resource and legal services, which the Company believes is more efficient if paid directly, and would otherwise have been subject to cost plus reimbursement.  The value of these services was approximately $208,000 and $180,000 for the six months ended June 30, 2012 and 2011, respectively.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such costs or premium. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

The Company continues to purchase services from SMS and SMSI because it believes the terms it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services.  The Company believes it is the largest and most important customer of SMS and SMSI (and from time to time may be their only customer), and accordingly the Company is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from its affiliates than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business.  The Company periodically engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by such affiliates, and expects to repeat that survey during 2012.  The most recent such survey showed that the rates negotiated with the Affiliates are in fact slightly less than those charged by unrelated vendors providing similar services.  The Company's cost of revenue would have increased by at least $360,000 and $330,000 for the six months ended June 30, 2012 and 2011, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described below.  See also Dependence Upon and Cost of Services Provided by Affiliates and Potential Conflicts in Services Provided by Affiliates in Item 1A (Risk Factors) in SGRP's 2011 Annual Report.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Services provided by affiliates:
Field merchandiser services (SMS)	$5,150	$4,318	$9,759	$8,707

Field management services (SMSI)	$1,180	$1,058	$2,269	$2,181

Total services provided by affiliates	$6,330	$5,376	$12,028	$10,888

	June 30,	December 31,
	2012	2011
Accrued expenses due to affiliates (in thousands):
Total accrued expenses due to affiliates	$1,600	$1,092

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

Through arrangements with the Company, SMS, SMSI and other companies owned by Mr. Brown or Mr. Bartels participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them. All such transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business.  As an accommodation, the Company also provides certain accounting, human resource and similar administrative services to SIT and certain other affiliates of Robert G. Brown and William H. Bartels, at a nominal cost.

In addition to the above, SMSI purchases insurance coverage for worker compensation, casualty and property insurance risk for itself, SMS (and through SMS under contacts with its field merchandising specialists) and the Company from Affinity Insurance, Ltd. (“Affinity”).  SMSI owns minority (less than 1%) equity interest in Affinity, and Mr. Robert G. Brown is a director of Affinity.  The Affinity insurance premiums for such coverage are ultimately charged to SMSI, SMS (and through SMS to its covered field merchandising specialists) and the Company based on the contractual arrangements of the parties.

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

On May 18, 2012, 40,000 new stock option grants were issued to non-employee directors at an exercise price of $1.23, which represents the fair market value of a share of the Company’s common stock on May 18, 2012, as determined in accordance with the Company’s 2008 Stock Compensation Plan.  The estimated stock compensation expense is $49,200, which will be recognized ratably over the one year vesting period.  The fair value of each option is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:  dividend yield of 0%; volatility factor of expected market price of common stock of 157%; risk free interest rate of 1.71%; and expected lives of 6 years.

Based upon the Black-Scholes calculation, share-based compensation expense related to employee and non-employee stock option grants totaled $220,000 and $164,000 for the six months ended June 30, 2012 and 2011, respectively.  The unamortized expense as of June 30, 2012, was approximately $657,000 employee and non-employee outstanding stock option grants.  The impact of the total share-based compensation expense on basic/diluted earnings per share was approximately one cent for both the six months ended June 30, 2012 and 2011.

On March 10, 2011, SGRP's Compensation Committee authorized an award of 100,000 shares of restricted SGRP common stock as additional compensation to Gary S. Raymond, the Company's Chief Executive Officer and President.  The restricted shares vest 20,000 shares a year over the next five (5) years, starting on March 10, 2012 and continuing through March 10, 2016, provided Mr. Raymond continues to be so employed by the Company on the applicable vesting date.  In March 2012, the Company issued the first 20,000 restricted common shares to Mr. Raymond.  If Mr. Raymond leaves such employment, he will lose his right to receive any unvested shares.  The compensation expense related to these restricted shares will be amortized, by the Company, over the five (5) year vesting period that started on April 1, 2011.  The Company recorded compensation expense of $22,128 for the six months ended June 30, 2012.  The unamortized expense as of June 30, 2012 was approximately $166,000.

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

9.           Customer Deposits

Customer deposits at June 30, 2012, were $424,000 ($243,000 from domestic operations and $181,000 from international operations) compared to $183,000 at December 31, 2011 ($188,000 from domestic operations and $(5,000) from international operations). The increase in customer deposits is primarily due to the increase in such business in Canada.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

11.           Purchase and Sale of Interest in Subsidiaries

In May 2012, the Company finalized the purchase of 51% ownership in Business Ideas Provider GRUP SRL (BIP), a Romanian limited liability company in Bucharest, Romania for $60,000.  The fair market value of the stock purchased was approximately $79,000; therefore the Company recorded a gain of $19,000 on the acquisition.

In May 2012, the Company completed the sale of its 51% interest in its other subsidiary in Romania, SPAR CITY S.R.L. to that subsidiary’s local investor at 51% of its equity value for approximately $126,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues:
United States	$10,881	$9,367	$20,166	$18,889
International	13,462	6,577	25,224	13,474
Total net revenues	$24,343	$15,944	$45,390	$32,363

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Net revenues international:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Mexico	$3,094	12.7%	$–	–%	$6,339	14.0%	$–	–%
South Africa	1,852	7.6	646	4.0	3,767	8.3	1,278	3.9
Canada	1,765	7.3	1,604	10.0	3,204	7.0	3,098	9.6
Romania	1,763	7.2	285	1.8	1,969	4.3	512	1.6
Japan	1,597	6.6	1,094	6.9	2,869	6.3	1,867	5.8
Australia	1,384	5.7	1,816	11.4	2,846	6.3	3,919	12.1
Turkey	935	3.8	–	–	1,753	3.9	–	–
All Others	1,072	4.4	1,132	7.1	2,477	5.5	2,800	8.6
Total international net revenues	$13,462	55.3%	$6,577	41.2%	$25,224	55.6%	$13,474	41.6%

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating income (loss):
United States	$990	$626	$1,321	$1,218
International	(209)	(71)	(69)	(264)
Total operating income	$781	$555	$1,252	$954

	June 30, 2012	December 31, 2011
Long lived assets:
United States	$2,372	$2,169
International	1,398	1,385
Total long lived assets	$3,770	$3,554

13.           Supplemental Balance Sheet Information (in thousands)

	June 30, 2012	December 31, 2011
Accounts receivable, net, consists of the following:
Trade	$13,185	$11,806
Unbilled	3,930	3,309
Non-trade	317	403
	17,432	15,518
Less allowance for doubtful accounts	88	57
Accounts receivable, net	$17,344	$15,461

	June 30, 2012	December 31, 2011
Property and equipment, net, consists of the following:
Equipment	$8,248	$7,866
Furniture and fixtures	545	543
Leasehold improvements	250	250
Capitalized software development costs	4,653	4,261
	13,696	12,920
Less accumulated depreciation and amortization	11,972	11,397
Property and equipment, net	$1,724	$1,523

	June 30, 2012	December 31, 2011
Intangible assets consist of the following:
Customer contracts and lists	$868	$869
Less accumulated amortization	231	164
	$637	$705

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The Company is amortizing the customer contracts of $868,000 on a straight line basis between 5 and 10 years.  Amortization expense for the six months ending June 30, 2012 and for the year ended December 31, 2011 was approximately $67,000 and $100,000, respectively.

	June 30, 2012	December 31, 2011
Accrued expenses and other current liabilities consist of the following:
Accrued salaries	$1,011	$1,005
Taxes payable	872	572
Short-term loans from international partners	665	456
Accrued accounting and legal expense	329	285
Final payment for purchase of Mexico subsidiary	300	300
Other	1,858	1,421
Accrued expenses and other current liabilities	$5,035	$4,039

Accrued expenses and other current liabilities include non-interest bearing loans from international partners in Mexico and Romania.

14.           Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2012 and 2011, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, and Japanese Yen.  Total International assets were $11.3 million and total liabilities were $9.3 million based on exchange rates at June 30, 2012.  International revenues for the six months ended June 30, 2012 and 2011 were $25.2 million and $13.5 million, respectively. The international division reported net losses of approximately $165,000 and $297,000 for the six months ended June 30, 2012 and 2011, respectively.

15.           Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At June 30, 2012, the Company's outstanding lines of credit and other debt totaled approximately $1.5 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)			US Dollars (2)
United States	4.5%			$673
International	0.1%	-	9.7%	777
				$1,450

(1)  Based on interest rate at June 30, 2012.
(2)  Based on exchange rate at June 30, 2012.

Based on the 2012 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the six months ended June 30, 2012 by approximately $7,200.

16.           Recently Issued Accounting Standards

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

In September 2011, the FASB issued ASU No, 2001-07, “Goodwill and Other Intangible Assets”.  This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amended guidance is effective beginning in 2012, however, with earlier adoption permitted.  The Company decided to early adopt the updated guidance to its 2011 annual impairment test and it did not have a significant impact on the Company’s consolidated financial statements.

17.           Taxes

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements.  Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.  The Company's tax reserves totaled $81,000 at June 30, 2012 and $65,000 at December 31, 2011 for potential domestic state tax and federal tax liabilities.

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

SPAR Group, Inc. and Subsidiaries

Item 2.           Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the six months ended June 30, 2012 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act", and together with the Securities Act, the "Securities Laws"), including, in particular and without limitation, the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability in this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources".  Such forward looking statements also are included in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (the "SEC") on March 21, 2012 (its "Annual Report"), including (without limitation) the statements contained in the discussions under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.  You should carefully consider all such information and the other risks and cautions noted in this Quarterly Report, the Company's Annual Report and the Company's other filings under applicable Securities Laws (including this Quarterly Report and the Company's Annual Report, each a "SEC Report") that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions and best estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

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

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements are based on the information currently available to it and speak only as of June 30, 2012 (in the case of this Quarterly Report), December 31, 2011 (in the case of the Company's Annual Report) or other referenced date or, in the case of forward-looking statements contained in or incorporated by reference from another SEC Report, as of the date of or other date referenced in the SEC Report that includes such statement. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

SPAR Group, Inc. and Subsidiaries

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other cautionary statements (in whole or in part), whether as a result of new information, future events or recognition or otherwise, except as and to the extent required by applicable law.

GENERAL

SPAR Group, Inc., (“SGRP”), and its subsidiaries (together with SGRP, the “SPAR Group” or the “Company”), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandiser, office supply, grocery, drug, independent, convenience, electronics, toy and specialty stores.   The Company also provides furniture and other product assembly services in stores, homes and offices.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company currently operates in 10 countries that encompass approximately 47% of the total world population through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia, Mexico and Turkey.

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

Each of these divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandiser, office supply, grocery, drug, independent, convenience, electronics, toy and specialty stores.  in their respective territories.  SPAR Group Inc.'s clients include the makers and distributors of home entertainment, general merchandise, health and beauty care, consumer goods, home entertainment and food products in their respective territories.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	Tarrytown, New York, United States of America
Japan	May 2001	100%	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%*	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%**	Bucharest, Romania
China	March 2010	51%***	Shanghai, China
Mexico	August 2010	51%	Mexico City, Mexico
Turkey	August 2011	51%****	Istanbul, Turkey

*         In June 2011, the Company sold 49% of its interest to KROGNOS Integrated Marketing Services Private Limited.
**      Currently the Company owns two subsidiaries in Romania.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in May 2012, is 51% owned.  Also in May of 2012, the Company sold its 51% ownership in one of its other Romania subsidiaries, SPAR City S.R.L, to its original local investor.
***    Currently the Company owns two subsidiaries in China.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned.
****  In August 2011, the Company sold its 51% ownership in its original subsidiary in Turkey to its original local investor, and in November 2011 the Company started a new 51% owned subsidiary to compete in this important market.

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

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its domestic and international divisions, and the Company tracks and reports certain financial information separately for each of those divisions, as described above.  The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding each of the Company's two geographic divisions, which includes their respective net revenues and operating income (loss) for each of the six months ended June 30, 2012, and June 30, 2011, and their respective long-lived assets at June 30, 2012, and December 31, 2011, are provided in Note 11, above.

SPAR Group, Inc. and Subsidiaries

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2012, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 21, 2012.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended June 30, 2012, compared to three months ended June 30, 2011

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2012		2011
	$	%	$	%
Net revenues	$24,343	100.0%	$15,944	100.0%
Cost of revenues	17,635	72.4	10,987	68.9
Selling, general & administrative expense	5,634	23.1	4,137	25.9
Depreciation & amortization	293	1.2	265	1.7
Interest expense	12	0.1	24	0.2
Other expense (income)	75	0.3	(2)	–
Income before income taxes	694	2.9	533	3.3
Provision for income taxes	58	0.2	29	0.2
Net income	636	2.7	504	3.1
Net loss attributable to non-controlling interest	82	0.3	5	–
Net income attributable to Spar Group, Inc.	$718	3.0%	$509	3.1%

Net Revenues

Net revenues for the three months ended June 30, 2012, were $24.3 million, compared to $15.9 million for the three months ended June 30, 2011, an increase of $8.4 million or 53%.

Domestic net revenues totaled $10.9 million in the three months ended June 30, 2012, compared to $9.4 million for the same period in 2011. Domestic net revenues increased by approximately $1.5 million, or 16% which was primarily due to new client projects in addition to continued growth from the Company’s syndicated services and assembly business and partially offset by lower project work in the second quarter of 2012 when compared to a year ago.

International net revenues totaled $13.5 million for the three months ended June 30, 2012, compared to $6.6 million for the same period in 2011, an increase of $6.9 million or 105%.  The increase in 2012 international net revenues was primarily due to incremental revenue from the new subsidiaries in Mexico of $3.9 million, Romania of a net change of $1.8 million and Turkey of $900,000, in addition to strong performances in South Africa of $1.2 million resulting from a new client in the general merchandising category and in Japan of $500,000, which was partially offset by lower revenue in Australia resulting from the loss of a key client.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 72.4% of its net revenues for the three months ended June 30, 2012 and 68.9% of its net revenues for the three months ended June 30, 2011.

Domestic cost of revenues was 65.6% of net revenues for the three months ended June 30, 2012, and 68.7% of net revenues for the three months ended June 30, 2011. The decrease in cost of revenues as a percentage of net revenues was 3.1% compared to last year, due primarily to a favorable mix of syndicated and project work.  Approximately 90% and 85% of the Company's domestic cost of revenues in the three months ended June 30, 2012 and 2011, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 - Related-Party Transactions).

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 78% of net revenues for the three months ended June 30, 2012, compared to 69.2% of net revenues for the three months ended June 30, 2011. The cost of revenue percentage increase of 8.8% was primarily due to higher cost margin business from the new subsidiaries in Mexico and Romania.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $5.6 million and $4.1 million for the three months ended June 30, 2012 and 2011.

Domestic selling, general and administrative expenses totaled $2.5 million and $2.1 million for the three months ended June 30, 2012 and 2011. The increase of approximately $400,000 was primarily related to payroll related expenses and legal expenses.

International selling, general and administrative expenses totaled $3.1 million for the three months ended June 30, 2012, compared to $2.1 million for the same period in 2011. The increase of approximately $1 million was primarily attributable to the new subsidiaries in Mexico, Turkey and Romania.

Depreciation and Amortization

Depreciation and amortization charges totaled $293,000 for the three months ended June 30, 2012, and $265,000 for the same period in 2011.

Interest Expense

The Company's net interest expense was $12,000 and $24,000 for the three months ended June 30, 2012 and 2011, respectively. The decrease in interest expense is directly attributable to reduced borrowings and lower rates.

Other Expense (Income)

Other expense totaled $75,000 for the three months ended June 30, 2012 and other income was $2,000 for the same period in 2011.

Income Taxes

The income tax provision totaled $58,000 and $29,000 for the three months ended June 30, 2012 and 2011, respectively.  The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits.  The Company recognizes minimum federal tax provisions as the Company has reversed valuation allowances offsetting deferred tax assets as it utilizes net operating loss carry forwards in 2012.

Non-controlling Interest

Net operating losses from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in an increase of net income of $82,000 for the three months ended June 30, 2012, compared to an increase of net income of $5,000 for the three months ended June 30, 2011.

Net Income Attributable to SPAR Group, Inc.

The Company reported a net income of $718,000 for the three months ended June 30, 2012, or $0.03 per diluted share, compared to a net income of $509,000, or $0.02 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Six months ended June 30, 2012, compared to six months ended June 30, 2011

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2012		2011
	$	%	$	%
Net revenues	$45,390	100.0%	$32,363	100.0%
Cost of revenues	32,913	72.5	22,170	68.5
Selling, general & administrative expense	10,655	23.5	8,711	26.9
Depreciation & amortization	570	1.3	528	1.7
Interest expense	63	0.1	106	0.3
Other (income) expense	(7)	–	7	–
Income before income taxes	1,196	2.6	841	2.6
Provision for income taxes	101	0.2	53	0.2
Net income	1,095	2.4	788	2.4
Net income attributable to non-controlling interest	(70)	(0.2)	(26)	(0.1)
Net income attributable to Spar Group, Inc.	$1,025	2.2%	$762	2.3%

Net Revenues

Net revenues for the six months ended June 30, 2012, were $45.4 million, compared to $32.4 million for the six months ended June 30, 2011, an increase of $13 million or 40%.

Domestic net revenues totaled $20.2 million in the six months ended June 30, 2012, compared to $18.9 million for the same period in 2011. Domestic net revenues increased by approximately $1.3 million, which was primarily due to new client work in addition to continued growth from the Company’s syndicated services and assembly business, partially offset by lower project work in the second quarter of 2012 compared to a year ago.

International net revenues totaled $25.2 million for the six months ended June 30, 2012, compared to $13.5 million for the same period in 2011, an increase of $11.7 million or 87%.  The increase in 2012 international net revenues was primarily due to incremental revenue from the new subsidiaries in Mexico of $6.3 million and Turkey of $1.8 million, a net increase of $1.8 million in Romania and strong performances in South Africa of $2.5 million resulting from a new client in the general merchandising category and in Japan of $1 million, which was partially offset by lower revenue in Australia of $1 million due to the loss of key client.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 72.5% of its net revenues for the six months ended June 30, 2012 and 68.5% of its net revenues for the six months ended June 30, 2011.

Domestic cost of revenues was 66.8% of net revenues for the six months ended June 30, 2012, and 67.1% of net revenues for the six months ended June 30, 2011. Approximately 91% and 87% of the Company's domestic cost of revenues in the six months ended June 30, 2012 and 2011, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 - Related-Party Transactions).

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 77.1% of net revenues for the six months ended June 30, 2012, compared to 70.4% of net revenues for the six months ended June 30, 2011. The cost of revenue percentage increase of 6.7% was primarily due to higher cost margin business from the new subsidiaries in Mexico, Romania and Turkey.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $10.7 million and $8.7 million for the six months ended June 30, 2012 and 2011.

Domestic selling, general and administrative expenses totaled $4.9 million and $4.5 million for the six months ended June 30, 2012 and 2011.

International selling, general and administrative expenses totaled $5.8 million for the six months ended June 30, 2012, compared to $4.2 million for the same period in 2011. The increase of approximately $1.6 million was primarily attributable to the new subsidiaries in Mexico, Turkey and Romania.

Depreciation and Amortization

Depreciation and amortization charges totaled $570,000 for the six months ended June 30, 2012, and $528,000 for the same period in 2011.

Interest Expense

The Company's net interest expense was $63,000 and $106,000 for the six months ended June 30, 2012 and 2011, respectively. The decrease in interest expense is directly attributable to reduced borrowings and lower interest rates.

Other (Income) Expense

Other income totaled $7,000 for the six months ended June 30, 2012 and other expense was $7,000 for the same period in 2011.

Income Taxes

The income tax provision totaled $101,000 and $53,000 for the six months ended June 30, 2012 and 2011, respectively.  The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits.  The Company recognizes minimum federal tax provisions as the Company has reversed valuation allowances offsetting deferred tax assets as it utilizes net operating loss carry forwards in 2012.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $70,000 for the six months ended June 30, 2012, compared to a reduction of net income of $26,000 for the six months ended June 30, 2011.

Net Income Attributable to SPAR Group, Inc.

The Company reported a net income of $1 million for the six months ended June 30, 2012, or $0.05 per diluted share, compared to a net income of $762,000, or $0.04 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Liquidity and Capital Resources

In the six months ended June 30, 2012, the Company had net income before non-controlling interest of $1.1 million.

Net cash provided by operating activities was $3.2 million and $2.4 million for the six months ended June 30, 2012 and 2011, respectively.  The net cash provided by operating activities was primarily due to reported net income, an increase in accounts payable and an increase in other accrued expenses and other liabilities and customer deposits.

Net cash used in investing activities for the six months ended June 30, 2012, and June 30, 2011, was approximately $448,000 and $264,000, respectively. The net cash used in investing activities was primarily a result of fixed asset additions.

Net cash used in financing activities for the six months ended June 30, 2012 and June 30, 2011, was approximately $2.5 million and $1.9 million, respectively.  Net cash used in financing activities was primarily a result of payments on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the six months ended June 30, 2012, of $17,000.

At June 30, 2012, the Company had working capital of $8.2 million, as compared to working capital of $7.2 million at December 31, 2011. The Company's current ratio was 1.7 at June 30, 2012 and December 31, 2011.

Domestic Credit Facility (“Sterling Credit Facility”):

SGRP and certain of its domestic subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., and SPAR Acquisition, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the " Borrowers "), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern its new credit facility with them (the "Sterling Credit Facility").  In June 2011, the Lenders agreed to: (1) reduce the personal guarantee limits to the amounts noted below, and (2) extend the maturity of the Sterling Credit Facility until July 2013.  The Sterling Credit Facility was amended effective as of July 1, 2012 (the "Second Sterling Amendment"), to: (1) increase the maximum available revolving loan amount to $6.5 million from Sterling National Bank and remove Cornerstone Bank as a lender, (2) reduce the interest rate to prime plus three quarters of one percent (3/4%) per annum, and (3) release and discharge each Guarantor as noted below.

In addition, Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, the Vice Chairman and a major stockholder of SGRP, provided personal guarantees of the Sterling Credit Facility totaling $1,250,000 pursuant to their Limited Continuing Guaranty in favor of the Lenders dated as of July 6, 2010, as amended in June 2011 (the "Limited Sterling Guaranty").  In the Second Sterling Amendment, Mr. Robert G. Brown and Mr. William H. Bartels were released and discharged by Sterling from their Limited Sterling Guaranty.

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

SPAR Group, Inc. and Subsidiaries

As of the effective date of the Second Sterling Amendment, the basic interest rate under the Sterling Credit Facility was reduced by three quarters of one percent (3/4%) percent per annum to the sum of the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus three quarters of one percent (3/4%) percent per annum, which automatically changes with each change in such rate.

Due to the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At June 30, 2012, the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation, there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

In October 2011, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a credit facility with Oxford Funding Pty. Ltd. for $1.2 million (Australian) or approximately $1.2 million (based upon the exchange rate at June 30, 2012).

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $732,000 (based upon the exchange rate at June 30, 2012). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at June 30, 2012.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20 million Japanese Yen, or approximately $252,000.  The loan is payable in monthly installments of 238,000 Yen (or approximately $3,000 based upon the exchange rate at June 30, 2012) at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.

Summary of Company Credit and Other Debt Facilities: (in thousands)

	June 30, 2012	Average Interest Rate	December 31, 2011	Average Interest Rate
Credit Facilities
Loan Balance:
United States	$673	4.50%	$2,621	4.75%
Australia	75	9.66%	402	10.38%
Canada	498	4.00%	618	4.00%
	$1,246		$3,641

Other Debt Facility:
Japan Term Loan	$204	0.1%	$227	0.1%

Unused Availability:
United States	$4,586		$2,671
Australia	1,144		818
Canada	234		118
	$5,964		$3,607

SPAR Group, Inc. and Subsidiaries

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of June 30, 2012 (in thousands)

Contractual	Period in which payments are due
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$1,450	$1,282	$72	$72	$24
Capital Lease Obligations	436	223	213	–	–
Operating Lease Obligations	2,709	707	1,325	385	292
Total	$4,595	$2,212	$1,610	$457	$316

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At June 30, 2012, the Company's outstanding lines of credit and other debt totaled approximately $1.5 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)			US Dollars (2)
United States		4.5%		$673
International	0.1%	-	9.7%	777
				$1,450

(1)   Based on interest rate at June 30, 2012.
(2)   Based on exchange rate at June 30, 2012.

Based on the 2012 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the six months ended June 30, 2012, by approximately $7,200.

SPAR Group, Inc. and Subsidiaries

The Company has foreign currency exposure with its international subsidiaries. In both 2012 and 2011, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, and Japanese Yen .  Total International assets were $11.3 million and total liabilities were $9.3 million based on exchange rates at June 30, 2012.  International revenues for the six months ended June 30, 2012 and 2011 were $25.2 million and $13.5 million, respectively. The international division reported net losses of approximately $165,000 and $297,000 for the six months ended June 30, 2012 and 2011, respectively.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of June 30, 2012.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s second quarter of its 2012 fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.      Risk Factors

The Company's risk factors associated with its international business is hereby updated and restated as follows in order to reflect new or increased international risks related to national bailouts and restructurings, economic collapses, re-characterization of employment versus independent contractor status and other potential adverse tax consequences:

Risks Associated with International Business

The Company’s expansion strategy includes expansion into various countries around the world. While the Company endeavors to limit its exposure by entering only countries where the political, social and economic environments are conducive to doing business, there can be no assurances that the respective business environments will remain favorable. In the future, the Company’s international operations and sales may be affected by the following risks, which may adversely affect United States companies doing business in foreign countries:

•	Political and economic risks, including terrorist attacks, political instability, national bailout and restructuring requirements and economic upheavals and collapses;
•	Various forms of protectionist trade legislation that currently exist, or have been proposed;
•	Expenses associated with customizing products;
•	Local laws and business practices that favor local competition;
•	Dependence on local vendors;
•	Multiple, conflicting and changing governmental laws and regulations;
•	Governmental re-characterization of employment versus independent contractor status and related taxes exposure;
•	Potentially adverse tax consequences,, whether respecting income, value added, withholding or other taxes;
•	Local accounting principles, practices and procedures and limited familiarity with US GAAP;
•	Foreign currency exchange rate fluctuations;
•	Communication barriers, including those arising from language, culture, custom and times zones; and
•	Supervisory challenges arising from distance, physical absences and such communication barriers.

Existing Other Risk Factors

SGRP's Annual Report describes various risk factors applicable to the Company and its businesses in Item 1A under the caption "Risk Factors", which risk factors (other than Risks Associated with International Business) are incorporated by reference into this Quarterly Report. Other than as updated above, there have been no material changes in the Company's risk factors since the Company's Annual Report for 2011 on Form 10-K, as filed with the SEC on March 21, 2012.

SPAR Group, Inc. and Subsidiaries

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a): Not applicable
Item 2(b): Not applicable
Item 2(c): Not applicable

Item 3.       Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.
Item 3(b): Defaults under Preferred Stock: None.

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

10.1
Second Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, effective as of July 1, 2012, by and among STERLING NATIONAL BANK ("Sterling"), and CORNERSTONE BANK ("Cornerstone"), as the “Lenders” (and Cornerstone as a departing Lender), Sterling as the Agent for the Lenders, and SPAR Group, Inc., a Delaware corporation, National Assembly Services, Inc., a New Jersey corporation, and SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., and SPAR Marketing Force, Inc., each a Nevada corporation, as the joint and several "Borrower".

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

Date: August 10, 2012	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory