Form 10-Q
period 2012-09-30
SPAR GROUP INC
filed 2012-11-09
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2012.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________.

Commission file number: 0-27824
SPAR Group, Inc.
(Exact name of registrant as specified in its charter)
Delaware	33-0684451
State of Incorporation	IRS Employer Identification No.
333 Westchester Avenue, South Building, Suite 204, White Plains, New York 10604
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

On September 30, 2012, there were 20,414,468 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:                      FINANCIAL INFORMATION

Item 1. Financial Statements

SPAR Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$1,929	$1,705
Accounts receivable, net	17,713	15,461
Prepaid expenses and other current assets	896	801
Total current assets	20,538	17,967

Property and equipment, net	1,725	1,523
Goodwill	1,348	1,148
Intangibles	1,365	705
Other assets	681	178
Total assets	$25,657	$21,521

Liabilities and equity
Current liabilities:
Accounts payable	$2,699	$1,819
Accrued expenses and other current liabilities	5,967	4,039
Accrued expenses due to affiliates	2,488	1,092
Customer deposits	423	183
Lines of credit	757	3,641
Total current liabilities	12,334	10,774
Long-term debt and other liabilities	329	334
Total liabilities	12,663	11,108

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares – none – September 30, 2012 and none – December 31, 2011	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued and outstanding shares – 20,414,468 – September 30, 2012 and 20,103,043 – December 31, 2011	204	201
Treasury stock – 12,189 shares- September 30, 2012	(24)	–
Additional paid-in capital	14,609	13,940
Accumulated other comprehensive loss	(209)	(172)
Accumulated deficit	(3,023)	(4,626)
Total SPAR Group, Inc. equity	11,557	9,343
Non-controlling interest	1,437	1,070

Total liabilities and equity	$25,657	$21,521

Note:
The Balance Sheet at December 31, 2011, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.    See accompanying notes.

 SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$26,423	$17,564	$71,813	$49,925
Cost of revenues	19,899	12,515	52,813	34,684
Gross profit	6,524	5,049	19,000	15,241

Selling, general and administrative expenses	5,290	4,368	15,945	13,078
Depreciation and amortization	298	280	868	808
Operating income	936	401	2,187	1,355

Interest expense	33	55	96	160
Other income	(29)	(30)	(36)	(22)
Income before provision for income taxes	932	376	2,127	1,217

Provision for income taxes	73	17	173	72
Net income	859	359	1,954	1,145

Net income attributable to the non-controlling interest	(281)	(112)	(351)	(137)
Net income attributable to the SPAR Group	$578	$247	$1,603	$1,008

Basic/diluted net income per common share:
Net income - basic	$0.03	$0.01	$0.08	$0.05

Net income - diluted	$0.03	$0.01	$0.07	$0.05

Weighted average common shares – basic	20,275	20,081	20,175	19,911

Weighted average common shares – diluted	21,987	21,536	21,682	21,423

Net income	859	359	1,954	1,145
Other comprehensive income:
Foreign currency translation adjustments	158	(163)	(37)	(138)
Comprehensive income	$1,017	$196	$1,917	$1,007

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)
(In thousands)

	Common Stock					Accumulated Other	Non-
	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Controlling Interest	Total Equity
Balance at December 31, 2011	20,103	$201		$13,940	$(4,626)	$(172)	$1,070	$10,413

Issuance of stock options and restricted shares to employees and non-employees for services	20	–		416	–	–	–	416
Issuance of shares for purchase of joint venture	100	1		164				165
Exercise of options	203	2		103	–	–	–	105
Purchase of non-controlling interest in joint venture	–	–		–	–	–	75	75
Other changes to non-controlling interest	–	–		–	–	–	(59)	(59)
Other changes to paid-in capital				(14)				(14)
Purchase of treasury shares	(12)		(24)					(24)
Other comprehensive loss	–	–		–	–	(37)	–	(37)
Net income					1,603	–	351	1,954

Balance at September 30, 2012	20,414	$204	$(24)	$14,609	$(3,023)	$(209)	$1,437	$12,994

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
 (In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$1,954	$1,145
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation & Amortization	868	808
Share based compensation	416	258
Changes in non-controlling interest	16	124
Changes in operating assets and liabilities:
Accounts receivable	(2,263)	1,253
Prepaid expenses and other assets	(598)	318
Accounts payable	880	(263)
Accrued expenses, other liabilities and customer deposits	3,075	(1,256)
Net cash provided by operating activities	4,348	2,387

Investing activities
Purchases of property and equipment and capitalized software	(704)	(444)
Purchases of Mexican subsidiary	-	(400)
Purchase of NMS, LLC subsidiary	(400)	-
Net cash used in investing activities	(1,104)	(844)

Financing activities
Net payments on lines of credit	(2,884)	(552)
Proceeds from options exercised	105	35
Proceeds from term debt	–	244
Payments on term debt	(29)	(500)
Payments on capital lease obligations	(162)	(75)
Purchase of treasury shares	(24)	-
Net cash used in financing activities	(2,994)	(848)

Effects of foreign exchange rate on cash	(26)	20

Net change in cash and cash equivalents	224	715
Cash and cash equivalents at beginning of period	1,705	923
Cash and cash equivalents at end of period	$1,929	$1,638

Supplemental disclosure of cash flows information
Interest paid	$120	$160
Taxes paid	$81	$198

Supplemental disclosure of non-cash financing activities
Liability related to acquisition of NMS, LLC	$200	$-
Stock issuance related to acquisition of NMS, LLC	$165	$-
Liability related to acquisition of Mexican subsidiary	$200	$300
Preferred stock converted to common stock at par	$-	$6
Acquisition of equipment through capital leases	$253	$140

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Subsequent Events

In preparing these financial statements, the Company has evaluated, for potential recognition or disclosure, significant events or transactions that occurred during the period subsequent to December 31, 2011, the most recent balance sheet presented herein, through February 9, 2012, the date these financial statements were available to be issued. No significant such events or transactions were identified, other than those matters disclosed in Note 20 labeled “Subsequent Events.”

3.           Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:

Net income attributable to the SPAR Group	$578	$247	$1,603	$1,008

Denominator:
Shares used in basic net income per share calculation	20,275	20,081	20,175	19,911

Effect of diluted securities:
Stock options	1,712	1,455	1,507	1,512

Shares used in diluted net income per common share calculation	21,987	21,536	21,682	21,423

Basic net income per common share	$0.03	$0.01	$0.08	$0.05

Diluted net income per common share	$0.03	$0.01	$0.07	$0.05

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

As of the effective date of the Second Sterling Amendment, the basic interest rate under the Sterling Credit Facility was reduced by three quarters of one percent (3/4%) per annum to the sum of the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus three quarters of one percent (3/4%) per annum, which automatically changes with each change in such rate.

Due to the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At September 30, 2012, the Company was in compliance with such covenants.

International Credit Facilities:

In October 2011, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a credit facility with Oxford Funding Pty. Ltd. for $1.2 million (Australian) or approximately $1.2 million (based upon the exchange rate at September 30, 2012).

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $763,000 (based upon the exchange rate at September 30, 2012). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20 million Japanese Yen, or approximately $256,000.  The loan is payable in monthly installments of 238,000 Yen (or approximately $3,000 based upon the exchange rate at September 30, 2012) at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Summary of Company Credit and Other Debt Facilities: (in thousands)

	September 30, 2012	Average Interest Rate	December 31, 2011	Average Interest Rate
Credit Facilities Loan Balance:
United States	$-		$2,621	4.75%
Australia	147	9.63%	402	10.38%
Canada	610	4.00%	618	4.00%
	$757		$3,641

Other Debt Facility:
Japan Term Loan	$198	0.1%	$227	0.1%

Unused Availability:
United States	$4,526		$2,671
Australia	1,099		818
Canada	153		118
	$5,778		$3,607

5.           Capital Lease Obligations

The Company has five outstanding capital lease obligations.  The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Amortization	Net Book Value at September 30, 2012
July 2010	$215	$155	$60
November 2010	48	31	17
June 2011	140	59	81
January 2012	224	56	168
January 2012	29	7	22
	$656	$308	$348

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Annual future minimum lease payments required under the leases, together with the present value as of September 30, 2012, are as follows (in thousands):

Year Ending December 31,	Amount

2012	$61
2013	201
2014	113
375
Less amount representing interest	27
Present value of net minimum lease payments included with other liabilities	$348

6.           Related-Party Transactions

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Amended and Restated (as of) August 1, 2012 (the "Ethics Code"), a copy of which is included as an Exhibit to this Form 10-Q filing.  Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code).  Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity.  Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by the Board, the Governance Committee or the Audit Committee, as the case may be, as well as the ownership, board, executive and other positions in SMS, SMSI, SIT, NMA and others (as defined and described below) held by certain directors, officers or employees of SGRP or their family members.  The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in clause I.2(l) of the Audit Committee's Charter.  The Governance Committee and Audit Committee each consist solely of independent outside directors.

SGRP's Audit Committee has the specific duty and responsibility to review and approve the overall fairness of all material related-party transactions.  The Audit Committee receives every affiliate contract and amendment thereto for its review and approval (to the extent approval is given), and each contract is periodically (often annually) again reviewed, in accordance with the Audit Charter, the Ethics Code, the rules of the Nasdaq Stock Market, Inc. ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness).  The Audit Committee periodically reviews and has approved all of the related party relationships and transactions described below.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

SMS and SMSI provided approximately 98% and 99% of the domestic merchandising specialist field force used by the Company for the nine months ended September 30, 2012 and 2011, respectively, approximately 93% and 92% of the domestic field management used by the Company at a total cost of approximately $18.2 million and $16.1 million for the nine months ended September 30, 2012 and 2011, respectively.  Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended in 2011, the Company received merchandising services from SMS through the use of approximately 7,300 field merchandising specialists.  SMS also furnishes (without charge) approximately 200 handheld computers used by field merchandising specialists in the performance of various merchandising and marketing services in the United States, which the Company estimates has an aggregate value of approximately $2,000 to $3,000 per month. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, in 2011, the Company received management services from SMSI through the use of 55 full-time national, regional and district managers.  For those services, the Company has agreed to reimburse SMS and SMSI for their total costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective total costs (the "Plus 4 % Compensation").  Those costs include all field expenses of SMS, all payroll and employment tax expenses of SMSI and all legal and other administrative expenses paid by either of them. The total Plus 4% Compensation earned by SMS and SMSI for services rendered was approximately $694,000 and $622,000 for the nine months ended September 30, 2012 and 2011, respectively.  The Company also provides certain administrative services directly to SMS and SMSI, without charge, for accounting, human resource and legal services, which the Company believes is more efficient if paid directly, and would otherwise have been subject to cost plus reimbursement.  The value of these services was approximately $312,000 and $270,000 for the nine months ended September 30, 2012 and 2011, respectively.

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such reimbursable costs or Plus 4% Compensation. However, since SMS and SMSI are “Subchapter S” corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

National Marketing Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests.  (See Note 11, "Purchase and Sale of Interest in Subsidiaries", below).  Mr. Ed Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA.  Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS.

NMA is expected to provide substantially all of the domestic merchandising specialist field force used by NMS.  Pursuant to the terms of the Field Services Agreement dated as of July 31, 2012, as amended (the "NMA Services Agreement"), NMS will receive merchandising services from NMA through the use of approximately 2,600 field merchandising specialists.  For those services, the Company has agreed to reimburse NMA for its total costs of providing those services and to pay NMA a premium equal to 2% of its total costs (the "Plus 2% Compensation").  Those costs include all field expenses, payroll and employment tax expenses of NMA but exclude certain field merchandiser taxes and legal and other administrative expenses.  Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin are included in such reimbursable costs or Plus 2% Compensation.

NMS commenced operations as of September 1, 2012.  NMA provided all of the domestic merchandising specialist field force used by NMS and 8% of the total domestic merchandising specialist field force used by the Company (including NMS) for the one month period ended September 30, 2012.  The total Plus 2% Compensation earned by NMA for services rendered was approximately $8,000 for the one month period ended September 30, 2012.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The Company continues to purchase services from SMS, SMSI and NMA because it believes the terms it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services.  The Company believes it is the largest and most important customer of SMS, SMSI and NMA (and from time to time may be their only customer), and accordingly the Company is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SMS, SMSI and NMA than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business.  The Company periodically engages an outside firm to conduct a survey of fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by SMS, SMSI and NMA, and expects to repeat that survey during 2012.  The most recent such survey showed that the rates negotiated with SMS, SMSI and NMA are in fact slightly less than those charged by unrelated vendors providing similar services.  The Company's cost of revenue would have increased by at least $560,000 and $485,000 for the nine months ended September 30, 2012 and 2011, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services at the surveyed rates.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described below.  See also Dependence Upon and Cost of Services Provided by Affiliates and Potential Conflicts in Services Provided by Affiliates in Item 1A (Risk Factors) in SGRP's 2011 Annual Report.

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Services provided by affiliates:	2012	2011	2012	2011

Field merchandiser services (SMS)	$5,044	$4,234	$14,803	$12,941

Field management service (SMSI)	$1,125	$1,068	$3,395	$3,250

Field merchandiser service (NMA)	$396	$-	$396	$-

Total services provided by affiliates	$6,565	$5,302	$18,594	$16,191

Accrued expenses due to affiliates (in thousands):	September 30, 2012	December 31, 2011
Total accrued expenses due to affiliates	$2,488	$1,092

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

In the event of any material dispute in the business relationships between the Company and SMS, SMSI,  SIT or NMA it is possible that Mr. Brown, Mr. Bartels or Mr. Burdekin may have one or more conflicts of interest with respect to these relationships and such dispute could have a material adverse effect on the Company.

On September 11, 2012, the Company completed and closed its agreement to acquire a 51% interest in National Merchandising Services, LLC, a newly formed Nevada limited liability company and U.S. based joint venture ("NMS"), in which the Company applied domestically its international strategy of seeking a material local investor who is an experienced person or company.  NMS was operational effective as of September 1, 2012, and provides merchandising services to multiple Fortune 500 companies previously serviced by its local investor, National Merchandising of America, Inc., a Georgia corporation ("NMA"), and NMA is contributing substantially all of those customers to NMS.  NMA provides field merchandising services to NMS pursuant to a Field Services Agreement (the "NMA Field Services Agreement").  NMA also provides equity (owning 49% of NMS's membership units), credit support and certain other services to NMS, as well as the useful local attention, perspective and relationships of a local investor with a strong financial stake in such subsidiary's success.  NMS is part of the Company's consolidated financial reports, and the business acquired by NMS is currently generating approximately $3 million in annual revenue, specializing primarily on in-store merchandising and new store opening and remodeling projects.  In its first month of operations, NMS generated $533,000 in revenue and $41,000 in net income attributable to SPAR Group, Inc.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Mr. Ed Burdekin is a director and the President and Chief Executive Officer of both NMS (which is a SGRP subsidiary) and NMA (which is wholly owned by Mr. Burdekin's wife).  NMA is expected to provide substantially all of the domestic merchandising specialist field force used by NMS pursuant to the terms of the NMA Field Services Agreement.  NMS will receive merchandising services from NMA through the use of approximately 2,600 field merchandising specialists provided by NMA.  For those services, the Company has agreed to reimburse NMA for its total costs of providing those services and to pay NMA a premium equal to 2% of its total costs (the "Plus 2% Compensation").  Those reimbursable costs include all field expenses, payroll and employment tax expenses of NMA but exclude certain field merchandiser taxes and legal, executive payroll and other administrative expenses. These transactions and relationships were approved by SGRP's Board of Directors and Audit Committee (comprised of all independent directors).

In connection with the approval of those related party agreements, the Board of Directors of SGRP (the "Board") has approved, based (in part) on the recommendation and approval of the Governance Committee of the Board (which is comprised solely of independent directors), a restated SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Amended and Restated (as of) August 1, 2012 (the "Ethics Code"), a copy of which is included in this Form 10-Q filing.  As a result, the newly approved NMA Field Services Agreement is, and the previously approved affiliate contracts (See "Transactions with Related Persons, Promoters and Certain Control Persons" in SGRP's 2012 Proxy Statement) continue to be exempted from various conflict prohibitions in the Ethics Code.  The Ethics Code changes were not intended to substantively alter the code's existing prohibitions and exceptions applicable to the directors and executive officers of SGRP.

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

On August 1, 2012, 380,000 new stock option grants were issued to employees and non-employees at an exercise price of $1.09, which represents the fair market value of a share of the Company’s common stock on August 1, 2012, as determined in accordance with the Company’s 2008 Stock Compensation Plan.  The estimated stock compensation expense is $414,200, which will be recognized ratably over the four year vesting period.  The fair value of each option is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:  dividend yield of 0%; volatility factor of expected market price of common stock of 157%; risk free interest rate of 1.71%; and expected lives of 6 years.

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

Based upon the Black-Scholes calculation, share-based compensation expense related to employee and non-employee stock option grants totaled $348,000 and $270,000 for the nine months ended September 30, 2012 and 2011, respectively.  The unamortized expense as of September 30, 2012, was approximately $940,000 employee and non-employee outstanding stock option grants.

On August 1, 2012, SGRP’s Compensation Committee authorized an award of 25,000 shares of restricted SGRP common stock as additional compensation to Gary S. Raymond, the Company's Chief Executive Officer and President.  The restricted shares vest 5,000 shares a year over the next five (5) years, starting on July 31, 2013 and continuing through July 31, 2017, provided Mr. Raymond continues to be so employed by the Company on the applicable vesting date.

On March 10, 2011, SGRP's Compensation Committee authorized an award of 100,000 shares of restricted SGRP common stock as additional compensation to Gary S. Raymond, the Company's Chief Executive Officer and President.  The restricted shares vest 20,000 shares a year over the next five (5) years, starting on March 10, 2012 and continuing through March 10, 2016, provided Mr. Raymond continues to be so employed by the Company on the applicable vesting date.  In March 2012, the Company issued the first 20,000 restricted common shares to Mr. Raymond.  If Mr. Raymond leaves such employment, he will lose his right to receive any unvested shares.  The compensation expense related to these restricted shares will be amortized, by the Company, over the five (5) year vesting period that started on April 1, 2011.  The Company recorded compensation expense of $33,195 for the nine months ended September 30, 2012.  The unamortized expense as of September 30, 2012 was approximately $142,000.

The impact of the total share-based compensation expense on basic/diluted earnings per share was $0.02 and $0.01 for the nine months ended September 30, 2012 and 2011, respectively.

In 2001, SGRP adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaced its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company, and the CSP Plan allows employees of the affiliates of the Company (See Transactions with Related Persons, Promoters and Certain Control Persons, in SGRP's 2012 Proxy Statement), to purchase SGRP's Common Stock from SGRP without having to pay any brokerage commissions. On August 8, 2002, SGRP's Board approved a 15% discount for employee purchases of Common Stock under the ESP Plan and recommended that its affiliates pay 15% of the value of the stock purchased as a cash bonus for affiliate consultant purchases of Common Stock under the CSP Plan.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

For more information respecting the Company's stock option and compensation plans, please see "Stock Compensation Plans" in SGRP's Proxy Statement for its 2012 meeting of stockholders as filed with the SEC on April 25, 2012.

9.           Customer Deposits

Customer deposits at September 30, 2012, were $423,000 ($226,000 from domestic operations and $197,000 from international operations) compared to $183,000 at December 31, 2011 ($188,000 from domestic operations and $(5,000) from international operations). The increase in customer deposits is primarily due to the increase in such business in Canada.

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

11.           Purchase and Sale of Interest in Subsidiaries

On September 11, 2012, the Company completed and closed its agreement to acquire a 51% interest in National Merchandising Services, LLC, a newly formed Nevada limited liability company and U.S. based joint venture ("NMS"), in which the Company applied domestically its international strategy of seeking a material local investor who is an experienced person or company.  NMS was operational effective as of September 1, 2012, and provides merchandising services to multiple Fortune 500 companies previously serviced by its local investor, National Merchandising of America, Inc., a Georgia corporation ("NMA"), and NMA is contributing substantially all of those customers to NMS.  NMA provides field merchandising services to NMS pursuant to a Field Services Agreement approved by SGRP's Audit Committee (See Note 6, “Related Party Transactions”).  NMA also provides equity (owning 49% of NMS's membership units), credit support and certain other services to NMS, as well as the useful local attention, perspective and relationships of a local investor with a strong financial stake in such subsidiary's success.  NMS is part of the Company's consolidated financial reports, and the business acquired by NMS is projected to generate approximately $3 million in annual revenue, specializing primarily on in-store merchandising and new store opening and remodeling projects.  In its first month of operations, NMS generated $533,000 in Revenue and $41,000 in net income to the Company.

The Company’s total investment in NMS is $765,510 which consists of the following 1) $510 in capital 2) a cash payment of $400,000 to NMA and a $200,000 non-interest bearing promissory note payable due on January 2, 2013, 3) issuance of SPAR common stock worth $165,000 to NMA.  The company has recorded an intangible asset of $765,000.  The allocation between identifiable intangibles and goodwill is expected to be completed by December 31, 2012.

NMS agreed to pay an Incentive Consulting fee (“Cumulative Earn-out”) to NMA based on NMS achieving certain earnings goals in each of the next three 12 month periods.  The earn out is calculated based on 50% of NMS earnings in excess of an annual base earnings of $500,000. The maximum consideration for the Cumulative Earn-out could be as much as $600,000.  The Company expects to complete its valuation of the earn out consideration by the end of 2012.

The amount of NMS, LLC's revenue and earnings included in the Company's consolidated income statement for the nine months ended September 30, 2012 and the revenue and net income for the combined entity had the acquisition date been January 1, 2012 and January 1, 2011 are as follows (in thousands):

	Revenue	Net Income
Actual from September 1 to September 30, 2012	$533	$41

2012 Supplemental pro forma from January 1 to September 30, 2012	$74,054	$1,766

2011 Supplemental pro forma from January 1 to September 30, 2011	$52,615	$1,326

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

In August 2011, the Company expanded its operations in North America by entering into an agreement with Grupo TODOPROMO to create a new subsidiary in Mexico.  The new subsidiary is called SPAR TODOPROMO, SAPI, de CV., began operations in September 2011 and is owned 51% by SPAR and 49% by Grupo TODOPROMO (Grupo).  The Company’s total investment in Mexico is $702,000 which consists of $2,000 in capital and $700,000 paid to Grupo for intangible assets.  $400,000 was paid in September 2011 and the balance was paid in August 2012. The company has recorded the $400,000 as an intangible asset and $300,000 as goodwill. In September 2012, the Company recorded additional goodwill and a contingent liability of $200,000 related to potential earn out payments for this investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
United States	$11,016	$8,734	$31,182	$27,621
International	15,407	8,830	40,631	22,304
Total net revenues	$26,423	$17,564	$71,813	$49,925

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Net revenues international:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Mexico	$4,095	15.5%	$978	5.6%	$10,432	14.6%	$978	2.0%
Australia	2,208	8.4	2,307	13.2	5,056	7.0	6,226	12.5
South Africa	1,823	6.9	1,325	7.5	5,590	7.8	2,603	5.2
Japan	1,733	6.6	1,185	6.7	4,602	6.4	3,052	6.1
Canada	1,660	6.3	1,509	8.6	4,864	6.8	4,607	9.2
China	1,458	5.5	811	4.6	2,999	4.2	2,513	5.0
Romania BIP	1,066	4.0	–	–	2,828	3.9	–	–
All Others	1,364	5.1	715	4.1	4,260	5.9	2,325	4.7
Total international net revenues	$15,407	58.3%	$8,830	50.3%	$40,631	56.6%	$22,304	44.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating income (loss):
United States	$729	$341	$2,049	$1,558
International	207	60	138	(203)
Total operating income	$936	$401	$2,187	$1,355

	September 30, 2012	December 31, 2011
Long lived assets:
United States	$3,274	$2,169
International	1,845	1,385
Total long lived assets	$5,119	$3,554

13.           Supplemental Balance Sheet Information (in thousands)

	September 30, 2012	December 31, 2011
Accounts receivable, net, consists of the following:
Trade	$12,809	$11,806
Unbilled	4,364	3,309
Non-trade	637	403
	17,810	15,518
Less allowance for doubtful accounts	97	57
Accounts receivable, net	$17,713	$15,461

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	September 30, 2012	December 31, 2011
Property and equipment, net, consists of the following:
Equipment	$8,322	$7,866
Furniture and fixtures	549	543
Leasehold improvements	250	250
Capitalized software development costs	4,856	4,261
	13,977	12,920
Less accumulated depreciation and amortization	12,252	11,397
Property and equipment, net	$1,725	$1,523

	September 30, 2012	December 31, 2011
Intangible assets consist of the following:
Customer contracts and lists	$1,642	$869
Less accumulated amortization	277	164
	$1,365	$705

	September 30, 2012	December 31, 2011
Accrued expenses and other current liabilities consist of the following:
Accrued salaries	$1,223	$1,005
Taxes Payable	1,085	572
Short-term loans from international partners	888	456
Accrued accounting and legal expense	257	285
Final payment for purchase of Mexico subsidiary	-	300
Contingent liability for investment in Mexico subsidiary	200	-
Final payment for purchase of NMS, LLC	200	-
Short term portion of capital lease obligations	197	125
Other	1,917	1,296
Accrued expenses and other current liabilities	$5,967	$4,039

Accrued expenses and other current liabilities include non-interest bearing loans from international partners in Mexico and Romania.

14.           Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2012 and 2011, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, and Japanese Yen.  Total International assets were $11.6 million and total liabilities were $9.3 million based on exchange rates at September 30, 2012.  International revenues for the nine months ended September 30, 2012 and 2011 were $40.6 million and $22.3 million, respectively. The international division reported net losses of approximately $205,000 and $332,000 for the nine months ended September 30, 2012 and 2011, respectively.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

15.           Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At September 30, 2012, the Company's outstanding lines of credit and other debt totaled approximately $955,000, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)			US Dollars (2)
International	0.1%	-	9.6%	955
				$955

(1)	Based on interest rate at September 30, 2012.
(2)	Based on exchange rate at September 30, 2012.

Based on the 2012 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2012 by approximately $10,200.

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

In September 2011, the FASB issued ASU No. 2001-07, “Goodwill and Other Intangible Assets”.  This ASU is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. The amended guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amended guidance is effective beginning in 2012, however, with earlier adoption permitted.  The Company decided to early adopt the updated guidance to its 2011 annual impairment test and it did not have a significant impact on the Company’s consolidated financial statements.

17.           Taxes

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements.  Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.  The Company's tax reserves totaled $88,000 at September 30, 2012 and $65,000 at December 31, 2011 for potential domestic state tax and federal tax liabilities.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

18.           Stock Repurchase Program

In August, 2012 the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of its Common Stock.  During the three months ended September 30, 2012, the Company repurchased 12,189 shares at an average price of $1.97.

19.           Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

20.           Subsequent Event

During September, 2012 the Company, through its subsidiary in South Africa (SGRP Meridian), entered into a joint venture agreement to expand its operations in South Africa..  SGRP Meridian will control a 51% ownership interest in the new company; CMR Meridian (Pty) Ltd. (“CMR Meridian”).  Partnering with SGRP Meridian in this new subsidiary is Combined Manufacturers National (Pty) Ltd (“CMR”), a leading merchandising and marketing services company providing services in the “Inland Territory” of South Africa. CMR Meridian initiated operations on October 1, 2012 and the Company provided approximately $380,000 in a working capital loan to assist SGRP Meridian in this new joint venture.

SGRP Meridian, through the joint venture agreement with CMR, is required to make the following payments to CMR provided certain financial conditions are achieved by CMR Meridian. the required payments based on an exchange rate of Rand to US Dollars at September 30, 2012,are as follows:  a) $132,000 at closing; b) $132,000 if CMR Meridian achieves $435,000 of earnings before interest and taxes for the twelve month period ending December 31, 2013; and c) $176,000  if CMR Meridian achieves $435,000 of earnings before interest and taxes for the twelve month period ending December 31, 2014.  If during these two periods the earnings before interest and taxes is lower than $435,000 the payment in each year will be reduced proportionately.

In addition to the above incentive payments, CMR Meridian may be required to pay CMR an Incentive Consulting Fee (“Earn out”) provided CMR Meridian meets the following financial criteria.   Should CMR Meridian’s earnings before interest and taxes exceed $435,000 in each of the following twelve month periods ending December 31, CMR Meridian will pay to CMR:

•	For 2013, the payment will be 50% of the excess earnings up to a maximum of $304,000,

•	For 2014,– the payment will be 25% of the excess earnings up to a maximum of $176,000, and

•	For 2015, the payment will be 10% of the excess earnings up to a maximum of $84,000.

At the end of the first three full years of operations, an additional bonus of $108,000 will be paid by CMR Meridian to CMR if the combined cumulative earnings before interest and taxes exceeds $1.3 million provided that in each year, a minimum $435,000 in earning is achieved.

The Company is still evaluating the affect on consolidated revenue and net income for the combined entity if the acquisition date had been January 1, 2012.

SPAR Group, Inc. and Subsidiaries

Item 2.                      Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act", and together with the Securities Act, the "Securities Laws"), including, in particular and without limitation, the discussions respecting net revenues from significant clients, significant chain work and international joint ventures, federal taxes and net operating loss carry forwards, commencement of operations and future funding of international joint ventures, credit facilities and covenant compliance, cost savings initiatives, liquidity and sources of cash availability in this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources".  Such forward looking statements also are included in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (the "SEC") on March 21, 2012 (its "Annual Report"), including (without limitation) the statements contained in the discussions under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.  You should carefully consider all such information and the other risks and cautions noted in this Quarterly Report, the Company's Annual Report and the Company's other filings under applicable Securities Laws (including this Quarterly Report and the Company's Annual Report, each a "SEC Report") that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions and best estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

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

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements are based on the information currently available to it and speak only as of September 30, 2012 (in the case of this Quarterly Report), December 31, 2011 (in the case of the Company's Annual Report) or other referenced date or, in the case of forward-looking statements contained in or incorporated by reference from another SEC Report, as of the date of or other date referenced in the SEC Report that includes such statement. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

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

Historically, retailers staffed their stores as needed to provide these services to ensure that manufacturers' inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics and product placement were properly merchandised. However retailers, in an effort to improve their margins, decreased their own store personnel and increased their reliance on manufacturers to perform such services. Initially, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. Additionally, retailers also used their own employees to merchandise their stores to satisfy their own merchandising needs. However, both the manufacturers and the retailers discovered that using their own sales representatives and employees for this purpose was expensive and inefficient.

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

Each of these divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandiser, office supply, grocery, drug, independent, convenience, electronics, toy and specialty stores, in their respective territories.  SPAR Group Inc.'s clients include the makers and distributors of home entertainment, general merchandise, health and beauty care, consumer goods, home entertainment and food products in their respective territories.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America
Japan	May 2001	100%	Osaka, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%*	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
Romania	July 2009	51%**	Bucharest, Romania
China	March 2010	51%***	Shanghai, China
Mexico	August 2010	51%	Mexico City, Mexico
Turkey	August 2011	51%****	Istanbul, Turkey

*	In June 2011, the Company sold 49% of its interest to KROGNOS Integrated Marketing Services Private Limited.
**	Currently the Company owns two subsidiaries in Romania. One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in May 2012, is 51% owned. Also in May of 2012, the Company sold its 51% ownership in one of its other Romania subsidiaries, SPAR City S.R.L, to its original local investor.
***	Currently the Company owns two subsidiaries in China. One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned.
****	In August 2011, the Company sold its 51% ownership in its original subsidiary in Turkey to its original local investor, and in November 2011 the Company started a new 51% owned subsidiary to compete in this important market.

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

Another key to the Company’s international strategy is its policy of seeking a material investor in a new subsidiary in an international location who is an experienced person or company in the local country who is not otherwise affiliated with the Company (each a "Local Investor").  The Company generally seeks to own at least 51% of a foreign subsidiary.  As of the date of this Quarterly Report, the Company owns 100% of the equity of its international subsidiaries in Canada and Japan.  A Local Investor provides equity, credit support and certain services to each international subsidiary not wholly owned by the Company, as well as the useful local attention, perspective and relationships of an equity owner with a strong financial stake in such subsidiary's success.  The Company provides executive management and support to each foreign subsidiary as well as its operational backbone (and the Company's procedures and controls) through its proprietary Internet-based logistical, communications, scheduling, tracking, reporting and accounting programs.  (See Item 1A in SGRP's Annual Report, Risks of Having Material Local Investors in International Subsidiaries.)

SPAR Group, Inc. and Subsidiaries

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its domestic and international divisions, and the Company tracks and reports certain financial information separately for each of those divisions, as described above.  The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding each of the Company's two geographic divisions, which includes their respective net revenues and operating income (loss) for each of the nine months ended September 30, 2012, and September 30, 2011, and their respective long-lived assets at September 30, 2012, and December 31, 2011, are provided in Note 12, above.

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2012, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 21, 2012.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended September 30, 2012, compared to three months ended September 30, 2011

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2012		2011
	$	%	$	%
Net revenues	$26,423	100.0%	$17,564	100.0%
Cost of revenues	19,899	75.3	12,515	71.3
Selling, general & administrative expense	5,290	20.0	4,368	24.9
Depreciation & amortization	298	1.1	280	1.6
Interest expense	33	0.1	55	0.3
Other income	(29)	(0.1)	(30)	(0.2)
Income before income taxes	932	3.6	376	2.1
Provision for income taxes	73	0.3	17	0.1
Net income	859	3.3	359	2.0
Net income attributable to non-controlling interest	(281)	(1.1)	(112)	(0.6)
Net income attributable to the Spar Group	$578	2.2%	$247	1.4%

Net Revenues

Net revenues for the three months ended September 30, 2012, were $26.4 million, compared to $17.6 million for the three months ended September 30, 2011, an increase of $8.8 million or 50%.

Domestic net revenues totaled $11.0 million in the three months ended September 30, 2012, compared to $8.8 million for the same period in 2011. Domestic net revenues increased by approximately $2.3 million, or 26% which was primarily due to new client work in addition to increased project work in the quarter.

International net revenues totaled $15.4 million for the three months ended September 30, 2012, compared to $8.8 million for the same period in 2011, an increase of $6.6 million or 75%.  The increase in 2012 international net revenues was primarily due to incremental revenue from the new subsidiaries in Mexico of $3.1 million, Turkey of $900,000 and Romania of $800,000, in addition to strong performances in China of $650,000, Japan of $550,000, South Africa of $500,000 resulting from a new client in the general merchandising category, partially offset by lower revenue in Australia resulting from the loss of a key client.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 75.3% of its net revenues for the three months ended September 30, 2012, and 71.3% of its net revenues for the three months ended September 30, 2011.

Domestic cost of revenues was 70.6% of net revenues for the three months ended September 30, 2012, and 69.5% of net revenues for the three months ended September 30, 2011. The increase in cost of revenues as a percentage of net revenues was 1.1% compared to last year, due primarily to a higher cost margin project work.  Approximately 83% and 89% of the Company's domestic cost of revenues in the three months ended September 30, 2012 and 2011, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See Note 6 – “Related-Party Transactions”).

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 78.7% of net revenues for the three months ended September 30, 2012, compared to 73.0% of net revenues for the three months ended September 30, 2011. The cost of revenue percentage increase of 5.7% was primarily due to higher cost margin business from the new subsidiaries in Mexico and Romania, as well as increased cost margins in the Australia market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $5.3 million and $4.4 million for the three months ended September 30, 2012 and 2011, respectively.

Domestic selling, general and administrative expenses totaled $2.3 million and $2.1 million for the three months ended September 30, 2012 and 2011. The increase of approximately $200,000 was primarily related to payroll related expenses and accounting expenses, as well as expenses from the newly acquired merchandising company.

International selling, general and administrative expenses totaled $3 million for the three months ended September 30, 2012, compared to $2.3 million for the same period in 2011. The increase of approximately $700,000 was primarily attributable to the new subsidiaries in Mexico, Turkey and Romania.

Depreciation and Amortization

Depreciation and amortization charges totaled $298,000 and $280,000 for the three months ended September 30, 2012 and 2011, respectively.

Interest Expense

The Company's net interest expense was $33,000 and $55,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease in interest expense is directly attributable to reduced borrowings and lower rates.

Other Income

Other income totaled $29,000 and $30,000 for the three months ended September 30, 2012 and 2011, respectively.

Income Taxes

The income tax provision totaled $73,000 and $17,000 for the three months ended September 30, 2012 and 2011, respectively.  The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits.  The Company recognizes minimum federal tax provisions as the Company has reversed valuation allowances offsetting deferred tax assets as it utilizes net operating loss carry forwards in 2012.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in an decrease of net income to SPAR Group, Inc. of $281,000 for the three months ended September 30, 2012, compared to $112,000 for the three months ended September 30, 2011.

Net Income Attributable to the SPAR Group

The Company reported a net income of $578,000 for the three months ended September 30, 2012, or $0.03 per diluted share, compared to a net income of $247,000, or $0.01 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Nine months ended September 30, 2012, compared to nine months ended September 30, 2011

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2012		2011
	$	%	$	%
Net revenues	$71,813	100.0%	$49,925	100.0%
Cost of revenues	52,813	73.5	34,684	69.5
Selling, general & administrative expense	15,945	22.2	13,078	26.2
Depreciation & amortization	868	1.2	808	1.6
Interest expense	96	0.1	160	0.3
Other income	(36)	–	(22)	–
Income before income taxes	2,127	3.0	1,217	2.4
Provision for income taxes	173	0.2	72	0.1
Net income	1,954	2.8	1,145	2.3
Net income attributable to non-controlling interest	(351)	(0.5)	(137)	(0.3)
Net income attributable to the Spar Group	$1,603	2.3%	$1,008	2.0%

Net Revenues

Net revenues for the nine months ended September 30, 2012, were $71.8 million, compared to $49.9 million for the nine months ended September 30, 2011, an increase of $21.9 million or 44%.

Domestic net revenues totaled $31.2 million in the nine months ended September 30, 2012, compared to $27.6 million for the same period in 2011. Domestic net revenues increased by approximately $3.6 million or 13%, which was primarily due to new client work, continued growth from the Company’s syndicated services, assembly business, and increased project work in the third quarter of 2012 when compared to a year ago.

International net revenues totaled $40.6 million for the nine months ended September 30, 2012, compared to $22.3 million for the same period in 2011, an increase of $18.3 million or 82%.  The increase in 2012 international net revenues was primarily due to incremental revenue from the new subsidiaries in Mexico of $9.5 million, Turkey of $2.7 million, and a net increase of $2.2 million in Romania and strong performances in South Africa of $3 million resulting from a new client in the general merchandising category and in Japan of $1.6 million and China of $500,000 which was partially offset by lower revenue in Australia of $1.2 million due to the loss of key client.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 73.5% of its net revenues for the nine months ended September 30, 2012, and 69.5% of its net revenues for the nine months ended September 30, 2011.

Domestic cost of revenues was 68.1% of net revenues for the nine months ended September 30, 2012, and 67.9% of net revenues for the nine months ended September 30, 2011. Approximately 88% of the Company's domestic cost of revenues for both the nine months ended September 30, 2012 and 2011 resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See Note 6 – “Related-Party Transactions”).

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 77.7% of net revenues for the nine months ended September 30, 2012, compared to 71.4% of net revenues for the nine months ended September 30, 2011. The cost of revenue percentage increase of 6.3% was primarily due to higher cost margin business from the new subsidiaries in Mexico, Romania and Turkey.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $15.9 million and $13.1 million for the nine months ended September 30, 2012 and 2011.

Domestic selling, general and administrative expenses totaled $7.2 million and $6.5 million for the nine months ended September 30, 2012 and 2011. The increase of approximately $700,000 was due to payroll related expenses, legal and accounting services, as well as expenses from the newly acquired merchandising company.

International selling, general and administrative expenses totaled $8.7 million for the nine months ended September 30, 2012, compared to $6.4 million for the same period in 2011. The increase of approximately $2.3 million was primarily attributable to the new subsidiaries in Mexico, Turkey and Romania.

Depreciation and Amortization

Depreciation and amortization charges totaled $868,000 for the nine months ended September 30, 2012, and $808,000 for the same period in 2011.

Interest Expense

The Company's net interest expense was $96,000 and $160,000 for the nine months ended September 30, 2012 and 2011, respectively. The decrease in interest expense is directly attributable to reduced borrowings and lower interest rates.

Other Income

Other income totaled $36,000 and $22,000 for the nine months ended September 30, 2012 and 2011, respectively.

Income Taxes

The income tax provision totaled $173,000 and $72,000 for the nine months ended September 30, 2012 and 2011, respectively.  The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits.  The Company recognizes minimum federal tax provisions as the Company has reversed valuation allowances offsetting deferred tax assets as it utilizes net operating loss carry forwards in 2012.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $351,000 for the nine months ended September 30, 2012, compared to a reduction of net income of $137,000 for the nine months ended September 30, 2011.

Net Income Attributable to the SPAR Group

The Company reported a net income of $1.6 million for the nine months ended September 30, 2012, or $0.07 per diluted share, compared to a net income of $1.0 million, or $0.05 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Liquidity and Capital Resources

In the nine months ended September 30, 2012, the Company had net income before non-controlling interest of $2 million.

Net cash provided by operating activities was $4.3 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively.  The net cash provided by operating activities was primarily due to reported net income, an increase in accounts payable and an increase in other accrued expenses and other liabilities and customer deposits.

Net cash used in investing activities for the nine months ended September 30, 2012, and September 30, 2011, was approximately $1.1 million and $844,000, respectively. The net cash used in investing activities was a result of fixed asset additions and the purchase of the NMS, LLC subsidiary.

Net cash used in financing activities for the nine months ended September 30, 2012, and September 30, 2011, was approximately $3.0 million and $848,000, respectively.  Net cash used in financing activities was primarily a result of payments on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2012, of $224,000.

At September 30, 2012, the Company had working capital of $8.2 million, as compared to working capital of $7.2 million at December 31, 2011. The Company's current ratio was 1.7 to 1 at September 30, 2012, and December 31, 2011.

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

SPAR Group, Inc. and Subsidiaries

As of the effective date of the Second Sterling Amendment, the basic interest rate under the Sterling Credit Facility was reduced by three quarters of one percent (3/4%) per annum to the sum of the fluctuating Prime Rate of interest published in the Wall Street Journal from time to time plus three quarters of one percent (3/4%) per annum, which automatically changes with each change in such rate.

Due to the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At September 30, 2012, the Company was in compliance with such covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the Company will not be in violation of certain covenants in the future, and should the Company be in violation, there can be no assurances that the Lenders will issue waivers for any future violations.

International Credit Facilities:

In October 2011, the Australian subsidiary, SPARFACTS Australia Pty. Ltd., entered into a credit facility with Oxford Funding Pty. Ltd. for $1.2 million (Australian) or approximately $1.2 million (based upon the exchange rate at September 30, 2012).

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $763,000 (based upon the exchange rate at September 30, 2012). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20 million Japanese Yen, or approximately $256,000.  The loan is payable in monthly installments of 238,000 Yen (or approximately $3,000 based upon the exchange rate at September 30, 2012) at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.

Summary of Company Credit and Other Debt Facilities: (in thousands)

	September 30, 2012	Average Interest Rate	December 31, 2011	Average Interest Rate
Credit Facilities Loan Balance:
United States	$-		$2,621	4.75%
Australia	147	9.63%	402	10.38%
Canada	610	4.00%	618	4.00%
	$757		$3,641

Other Debt Facility:
Japan Term Loan	$198	0.1%	$227	0.1%

Unused Availability:
United States	$4,526		$2,671
Australia	1,099		818
Canada	153		118
	$5,778		$3,607

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of September 30, 2012 (in thousands)

	Period in which payments are due
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$955	$794	$73	$73	$15
Contingent Liabilities	200	200	--	--	--
Capital Lease Obligations	375	212	163	–	–
Operating Lease Obligations	2,852	885	1,031	546	390
Total	$4,382	$2,091	$1,267	$619	$405

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At September 30, 2012, the Company's outstanding lines of credit and other debt totaled approximately $955,000 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
International	0.1% - 9.6%	955
		$955

(1)	Based on interest rate at September 30, 2012.
(2)	Based on exchange rate at September 30, 2012.

Based on the 2012 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact pre-tax earnings and cash flows for the nine months ended September 30, 2012, by approximately $10,200.

SPAR Group, Inc. and Subsidiaries

The Company has foreign currency exposure with its international subsidiaries. In both 2012 and 2011, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, and Japanese Yen.  Total International assets were $11.6 million and total liabilities were $9.3 million based on exchange rates at September 30, 2012.  International revenues for the nine months ended September 30, 2012 and 2011 were $40.6 million and $22.3 million, respectively. The international division reported net losses of approximately $205,000 and $332,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of September 30, 2012.

Management's Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are effective to insure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s third quarter of its 2012 fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business.  In addition, the Company is involved in various other legal actions and administrative proceedings through its contractual obligation to pay SMS's costs (as part of the total costs of SMS borne by the Company - see Note 6, “Related Party Transactions”, above). In the opinion of the Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Item 1A. Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in SGRP's Annual Report for 2011 on Form 10-K, as filed with the SEC on March 21, 2012, as modified by the updated "Risks Associated with International Business" contained in Item 1A of SGRP's Quarterly Report on  Form 10-Q for the quarter and period ended June 30, 2012, as filed with the SEC on August 10, 2012, which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since those reports.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a):

On September 11, 2012, SGRP completed and closed its agreement with National Merchandising of America, Inc., a Georgia corporation ("NMA"), to acquire a 51% interest in National Merchandising Services, LLC, a newly formed Nevada limited liability company and U.S. based joint venture ("NMS") (See Note 11, "Purchase and Sale of Interest in Subsidiaries", above).  Pursuant to that agreement, and in consideration of (among other things) the contribution by NMA of substantially all of its customers and business to NMS, NMA directed and SGRP agreed to issue and privately sell to Ms. Andrea Burdekin 99,789  shares of SGRP's Common Stock, par value $0.01 per share (collectively, the "New Shares"), having a fair market value of US$165,000 (based on the straight average closing stock price for the 20 trading days preceding such closing).  No cash "proceeds" were received in connection with such issuance of the New Shares.  SGRP's Audit Committee and Board of Directors each reviewed and unanimously approved this transaction. The offer, issuance and sale of such New Shares have not been registered under the Securities Act or other securities laws, as they were a non-public offer, issuance and sale made in reliance upon (among other things) the representations, acknowledgments and undertakings of the NMA and Ms. Burdekin and Section 4(2) of the Securities Act.

Item 2(b): Not applicable
Item 2(c):

The following table summarizes the repurchases by SGRP and its "affiliated purchasers" (as defined in SEC Rule §240.10b-18(a)(3)) of its common stock during the quarter and three month period that ended on September 30, 2012:
Issuer Purchases of Equity Securities

Quarterly Period (July 1, 2012, through September 30, 2012)	(a) Total number of shares purchased	(b) Average price Paid per share	(c) Total number of shares purchased as part of SGRP's publicly announced repurchase plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under SGRP's publicly announced repurchase plans or programs
Month #1 (July 1, 2012, through July 31, 2012)	-	-	-	-
Month #2 (August 1, 2012, through August 31, 2012)	2,500	$1.822	2,500	497,500
Month #3 (September 1, 2012, through September 30, 2012)	9,689	$2.011	9,689	487,811
For Quarter in total:	12,189	$1.972	12,189	-

There were no such affiliated purchasers during that period.

The repurchases described above were made pursuant to the SPAR Group, Inc., 2012 Stock Repurchase Program (the "Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on August 8, 2012, and ratified on November 8, 2012.  Under the Repurchase Program, SGRP may repurchase shares of its common stock through August 8, 2015, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy).

SPAR Group, Inc. and Subsidiaries

Item 3.    Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.
Item 3(b): Defaults under Preferred Stock: None.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

10.1
Joint Venture Agreement dated as of August 30, 2012, by and between National Merchandising of America, Inc., a Georgia corporation, and SPAR NMS Holdings, Inc., a Nevada corporation and indirect subsidiary of SGRP, as filed herewith.

10.2
Field Services Agreement dated as of September 1, 2012, between National Merchandising of America, Inc., a Georgia corporation, and National Merchandising Services, LLC, a Nevada limited liability Company and indirect subsidiary of SGRP, as filed herewith.

14.1	SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Amended and Restated (as of) August 1, 2012, as filed herewith.
31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.
31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation
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

Date: November 9, 2012	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto
Chief Financial Officer, Treasurer, Secretary
and duly authorized signatory