Form 10-K
period 2012-12-31
SPAR GROUP INC
filed 2013-04-02
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-27824
SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Westchester Avenue, Suite 204, White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2012, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $6,888,000.

The number of shares of the Registrant's Common Stock outstanding as of December 31, 2012, was 20,456,453 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Stockholders, presently scheduled to be held on May 7, 2013, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Statements contained in this Annual Report on Form 10-K (this "Annual Report") of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), and in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 7, 2013 (as filed, the "2013 Proxy Statement", which SGRP plans to file with the SEC pursuant to Regulation 14 A in April of 2013, but not later than 120 days after the end of the Company's 2012 fiscal year), include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act", and together with the Securities Act, the "Securities Laws"), including (without limitation) the statements contained in the discussions under the headings "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".  You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.  You should carefully consider all such information and the other risks and cautions noted in this Annual Report and the Company's other filings under applicable Securities Laws (including this Annual Report and the 2013 Proxy Statement, each a "SEC Report") that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions, expectations and estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

Although the Company believes that its plans, intentions, expectations and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions, expectations or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described below (See Item 1A – Risk Factors) and any other cautionary statements contained or incorporated by reference in this Annual Report.  All forward-looking and other statements attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other cautionary statements.

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements, risk factors and other cautionary statements (whether contained in this Annual Report, the 2013 Proxy Statement or any other applicable SEC Report) are based on the information currently available to the Company and speak only as of the date specifically referenced, or if no date is referenced, then as of December 31, 2012, in the case of this Annual Report or the 2013 Proxy Statement or the last day of the period covered by any other applicable SEC Report. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other cautionary statements (in whole or in part), whether as a result of new information, future events or recognition or otherwise, except as and to the extent required by applicable law.

Item 1. Business

THE COMPANY'S BUSINESS GENERALLY

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store, independent, convenience, toy and electronics stores.  The Company also provides furniture and other product assembly services in stores, homes and offices.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  The Company currently does business in 10 countries that encompass approximately 50% of the total world population through its operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia, Mexico and Turkey.

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

An Overview of the Merchandising and Marketing Services Industry

According to industry estimates over two billion dollars are spent annually in the United States alone on retail merchandising and marketing services. The merchandising and marketing services industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. The Company believes that merchandising and marketing services add value to retailers, manufacturers and other businesses and enhance sales by making a product more visible and more available to consumers. These services primarily involve placing orders, shelf maintenance, display placement, reconfiguring products on store shelves and replenishing product inventory.

Historically, retailers staffed their stores as needed to provide these services to ensure, that manufacturers' inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics and product placement were properly merchandised. However retailers, in an effort to improve their margins, have decreased their own store personnel and increased their reliance on manufacturers to perform such services. Initially, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. Additionally, retailers also used their own employees to merchandise their stores to satisfy their own merchandising needs. However, both the manufacturers and the retailers discovered that using their own sales representatives and employees for this purpose was expensive and inefficient.

Most manufacturers and retailers have been, and SPAR Group believes they will continue, outsourcing their merchandising and marketing service needs to third parties capable of operating at a lower cost by (among other things) serving multiple manufacturers simultaneously.  The Company also believes that it is well positioned, as a domestic and international merchandising and marketing services company, to more effectively provide these services to retailers, manufacturers and other businesses around the world.

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

The Company's Domestic and International Geographic Divisions:

In order to cultivate and expand the Company's merchandising and marketing services businesses in both domestic and foreign markets and insure a consistent approach to those businesses worldwide, and even though the Company operates globally in the single business segment of merchandising and marketing services, the Company has divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Merchandising Services Division, and international (i.e., all locations outside the United States), which are the sales territories for its International Merchandising Services Division.  To that end, the Company also (1) provides and requires all of its locations to use its Internet based operating, scheduling, tracking and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with the Company's financial reporting and disclosure controls and procedures, ethics code and other policies, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's international subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide.

Each of the Company's divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store chains, convenience and grocery stores in their respective territories.  SPAR Group's clients include the makers and distributors of general merchandise, health and beauty care, consumer goods, home entertainment, and food products in their respective territories.

SPAR Group has provided merchandising and other marketing services in the United States since the formation of its predecessor in 1979 and outside the United States since it acquired its first international subsidiary in Japan in May of 2001.  The Company currently conducts its business through its domestic and international divisions in 10 territories around the world (listed in the table below) that encompass approximately 50% of the total world population.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America6
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51% 1	Durban, South Africa
India	April 2004	51% 2	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
Romania	July 2009	51% 3	Bucharest, Romania
China	March 2010	51% 4	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	August 2011	51% 5	Istanbul, Turkey

1
In September 2012 the Company, through its subsidiary in South Africa (SGRP Meridian), entered into a joint venture agreement to expand its operations in South Africa.  SGRP Meridian owns a 51% ownership interest in the new company; CMR Meridian (Pty) Ltd. ("CMR-Meridian").  (See Acquisition Strategies and Strategic Acquisitions, below, Note 12 to the Consolidated Financial Statements – Geographic Data, and Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below).

2
In June 2011, the Company sold 49% of its interest in its Indian subsidiary to KROGNOS Integrated Marketing Services Private Limited. In March 2013, the company purchased a 51% interest in a new subsidiary in India, Preceptor Marketing Services Private Limited, which began operations in March 2013 (See Acquisition Strategies and Strategic Acquisitions, below, Note 12 to the Consolidated Financial Statements – Geographic Data, Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, and Note 17 to the Consolidated Financial Statements – Subsequent Events, below).

3
Currently the Company owns two subsidiaries in Romania.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in May 2012, is 51% owned.  Also in May of 2012, the Company sold its 51% ownership in one of its other Romania subsidiaries, SPAR City S.R.L, to its original Local Investor (as defined below).  (See Note 12 to the Consolidated Financial Statements – Geographic Data and Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below.)

4
Currently the Company owns two subsidiaries in China.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned.  In July 2011, the Company, through its active subsidiary in China (SPAR Shanghai), entered into a joint venture agreement to expand its operations in China.  SPAR Shanghai has a 51% ownership interest in the new company; SPAR DSI Human Resource Company.  (See Note 12 to the Consolidated Financial Statements – Geographic Data and Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below.)

5
In August 2011, the Company sold its 51% ownership in its original subsidiary in Turkey to its original Local Investor, and in November 2011 the Company started a new 51% owned subsidiary to compete in this important market.    (See Note 12 to the Consolidated Financial Statements – Geographic Data and Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below.)

6
In September 2012, the Company established a new subsidiary, National Merchandising Services, LLC,  ("NMS") 51% owned by the Company, with its principal office in Georgia.  (See Acquisition Strategies and Strategic Acquisitions, below, Note 10 to the Consolidated Financial Statements – Related Party Transactions and Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below).

Financial Information about the Company's Domestic and International Geographic Divisions

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its domestic and international divisions (as described above), and the Company tracks and reports certain financial information separately for its subsidiaries in each of those divisions using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding each of the Company's two geographic divisions, which includes their respective net revenues and operating income for each of the years ended December 31, 2012, and December 31, 2011, and their respective long-lived assets as of December 31, 2012, and December 31, 2011, is provided in Note 12 to the Company's Consolidated Financial Statements – Geographic Data, below.

The Company's Business Strategies

As the marketing services industry continues to expand both in the United States and internationally, many large retailers and manufacturers are outsourcing their merchandising and marketing service needs to third-party providers. The Company believes that offering marketing services on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that successful use of and continuous improvements to a sophisticated technology infrastructure, including the Company's proprietary Internet-based software, is key to providing clients with a high level of client service while maintaining efficient, low cost operations. The Company's objective is to become an international retail merchandising and marketing service provider by pursuing its operating and growth strategy, as described below.

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

Leveraging and Improving on the Company's Technological Strengths:

The Company believes that providing merchandising and marketing services in a timely, accurate and efficient manner, as well as delivering timely, accurate and useful reports to its clients, are key components that are and will continue to be critical to the Company's success. The Company has developed proprietary Internet-based technological systems (which include its logistical, communication, scheduling, tracking, reporting and accounting programs)  that improve the productivity of its merchandising specialists and assembly technicians, and provide timely data to its clients. The Company's merchandising specialists and assembly technicians use hand-held, smart phones, tablets, laptop, personal computers and Interactive Voice Response ("IVR") technology to report the status of each store or client product they service. Merchandising specialists and technicians report on a variety of issues such as store conditions, status of client products (e.g. out of stocks, inventory, display placement) or they may scan and process new orders for certain products.

The Company has developed a proprietary automated labor tracking system for its merchandising specialists and assembly technicians to communicate work assignment completion information via the Internet or other telecommunication infrastructure by using, among other things, hand-helds, smart phones, laptop and personal computers, cellular telephones, landlines or IVRs.  This tracking system enables the Company to report hours and other completion information for each work assignment on a daily basis and provides the Company with daily, detailed tracking of work completion.  This information is analyzed and displayed in a variety of reports that can be accessed by both the Company and its clients via a secure website. These reports can depict the status of merchandising projects in real time. This tracking technology also allows the Company to schedule its merchandising specialists and technicians more efficiently, quickly quantify the benefits of its services to clients, rapidly respond to clients' needs and rapidly implement programs.

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

The Company believes that it can continue to improve, modify and adapt its technology to support merchandising and other marketing services for additional clients and projects in the United States and in foreign markets. The Company also believes that its proprietary Internet-based, wireless and other software technology gives it a competitive advantage in the marketplace.  The Company's technology systems are developed, operated, managed, maintained and controlled from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A.

Acquisition Strategies and Strategic Acquisitions:

The Company is seeking to acquire businesses or enter into joint ventures or other arrangements with companies that offer similar merchandising or marketing services both in the United States and worldwide. The Company believes that increasing its industry expertise, further developing and refining its technology systems, adding product components, and increasing its geographic breadth and local market depth will allow it to service its clients more efficiently and cost effectively. Through such acquisitions strategies, the Company may realize additional operating and revenue synergies and may leverage existing relationships with manufacturers, retailers and other businesses to capitalize on cross-selling opportunities. However, there can be no assurance that any of the acquisitions strategies will occur or whether, if completed, the integration of the acquired businesses will be successful or the anticipated efficiencies and cross-selling opportunities will occur.

One key to the Company's domestic and international expansion strategy is its emphasis on developing, maintaining, improving, deploying and marketing its proprietary Internet-based technological systems (which include its logistical, communication, scheduling, tracking, reporting and accounting programs) that run on and are developed, managed, maintained and controlled from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A. (the Company's "Global Technology Systems").  The Company's Global Technology Systems enhance local operations, are an important marketing distinction (such as real time reporting), and provide the Company with a technological means to exercise its supervision and control over its subsidiaries, both domestic and international. The Company provides access to its Global Technology Systems real time for its worldwide operations through that control center on a real time basis 24/7/365.  In addition, this strategy is strengthened internationally by the Company's internally developed translation software which allows its current and future programs included in its Global Technology Systems to be available in any language for any market in which it currently operates or desires to enter in the future with no limitation.  See Leveraging and Improving on the Company's Technological Strengths, above.

Another key to the Company's international and (more recently) domestic expansion is its strategy of seeking a minority (i.e., non-controlling) investor for the Company's new consolidated subsidiary in a location that is an experienced person or company in the local area who is not otherwise affiliated with the Company (each a "Local Investor").  The Company exercises supervision and control over each consolidated subsidiary through its Global Technology Systems, which are generally phased in over time.  The Company's supervision and control is further strengthened by its company-wide executive management, administrative support, accounting oversight, procedures and controls (financial and reporting) and codes and policies that apply to each such subsidiary (the Company's "Global Administration", and together with its Global Technology Systems, the Company's "Global Contributions").  The Company also seeks to own a majority (at least 51%) of such a subsidiary's equity while the Local Investor purchases a minority equity interest in it (49% or less).  In addition to that equity, a Local Investor provides credit support, certain services and the useful local attention, perspective and relationships of a substantial (although non-controlling) equity owner with a strong financial stake in such subsidiary's success (the "Local Contributions").  The Local Investor also often contributes an existing customer base to the subsidiary in which it invests.  As of the date of this Annual Report, NMS in the U.S.A. (see below) and each of the Company's international operating subsidiaries (other than those in Canada and Japan) has a Local Investor.  See Item 1A - Risks Associated with International and Domestic Joint Venture Subsidiaries, Risks of Having Material Local Investors in International and Domestic Joint Venture Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, below.

The Company also has expanded its acquisition strategy to on occasion purchase a local international consolidated subsidiary through another local international consolidated subsidiary in the same country, which most recently occurred in September 2012 as the Company expanded its merchandising service business in South Africa through its acquisition of a majority of the equity interests in CMR Meridian (Pty) Ltd. (see below).

In July 2011, the Company's subsidiary in China, SPAR (Shanghai) Marketing Management Company Ltd ("SPAR Shanghai") entered into an agreement with Beijing DSI Management Consulting Company Ltd. ("DSI"), creating a new consolidated subsidiary for the Company called SPAR DSI Human Resource Company ("SPAR DSI") in order to expand the Company's operations throughout the People's Republic of China.  SPAR Shanghai purchased a majority (51%) of the equity interests in SPAR DSI and the Company provided and provides its usual Global Contributions, while DSI as the Local Investor purchased the remaining minority (49%) non-controlling interest in SPAR DSI and provided and provides the usual Local Contributions.  The new company started operations in November 2011.

In August 2011, the Company expanded its operations in North America by entering into an agreement with various companies and persons operating as Grupo TODOPROMO ("Grupo Todopromo") to create a new consolidated subsidiary of the Company in Mexico called SPAR TODOPROMO, SAPI, de CV. ("SPAR Todopromo"), which began operations in September 2011.  The Company purchased a majority (51%) of the equity interests in SPAR Todopromo and provided and provides its usual Global Contributions, while Grupo Todopromo as the Local Investor purchased the remaining minority (49%) non-controlling interest in SPAR Todopromo and provided and provides the usual Local Contributions.

In August 2011, the Company entered into an agreement with two companies in Turkey, NDS TANITIM DANIŞMANLIK HİZMETLERİ and GIDA TEKSTİL TURİZM PAZARLAMA TİCARET LİMİTED ŞİRKETİ (together, the "Turkish Investors"), to reestablish operations in this market.  The agreement created a new consolidated subsidiary for the Company called SPAR NDS ("SPAR NDS"). The new subsidiary started operations in November 2011.  The Company purchased a majority (51%) of the equity interests in SPAR NDS and provided and provides its usual Global Contributions, while the Turkish Investors as the Local Investor together purchased the remaining minority (49%) non-controlling interest in SPAR NDS and provided and provides the usual Local Contributions.

In May 2012, the Company finalized the purchase of 51% ownership in Business Ideas Provider GRUP SRL ("BIP"), a Romanian limited liability company in Bucharest, Romania, which became a consolidated subsidiary of the Company.  The Company purchased a majority (51%) of the equity interests in BIP and provided and provides its usual Global Contributions, while Business Ideas Provider SRL as the Local Investor owes the remaining minority (49%) non-controlling interest in BIP and provided and provides the usual Local Contributions.

In September 2012, the Company made a domestic acquisition that also used its international strategy of seeking a minority (i.e., non-controlling) non-affiliated Local Investor for the Company's new consolidated subsidiary in Georgia, U.S.A.  As with most of its international counterparts, the Company acquired a 51% interest in National Merchandising Services, LLC, a newly formed Nevada limited liability company ("NMS"), and provided and provides its usual Global Contributions, and since then NMS has been a part of the Company's consolidated financial reports.  NMS provides merchandising services in the U.S.A. to multiple Fortune 500 companies previously supplied by its Local Investor.  The Local Investor in this case is National Merchandising of America, Inc., a Georgia corporation ("NMA"), which owns a 49% interest in NMS and will provide field merchandising services to NMS pursuant to a Field Services Agreement with NMS.  In addition, NMA contributed substantially all of its customers to NMS and provided and provides the usual Local Contributions.

In September 2012, the Company's existing local consolidated subsidiary, SGRP Meridian (Pty) Ltd. ("SGRP Meridian"), acquired a majority (51%) of the equity interests in CMR Meridian (Pty) Ltd. ("CMR-Meridian"), while the Company provided and provides its usual Global Contributions.  Combined Manufacturers National (Pty) Ltd ("CMR") acquired the remaining minority (49%) non-controlling interest in CMR-Meridian as its Local Investor, contributed substantially all of its customers to CMR-Meridian and provided the usual Local Contributions.  SGRP Meridian and CMR-Meridian are both are part of the Company's consolidated financial reports.  CMR-Meridian initiated operations on October 1, 2012.

In March of 2013 (and subsequent to the end of the Company's 2012 fiscal year), the Company purchased a majority (51%) of the equity interests in Preceptor Marketing Services Private Limited ("Preceptor"), a recently formed Indian corporation, from Krognos Integrated Marketing Services Private Limited ("Krognos"), and Preceptor became a new consolidated subsidiary of the Company.  The Company also provided and provides the usual Global Contributions to Preceptor, while Krognos as the Local Investor retained the remaining minority (49%) non-controlling interest in Preceptor and provided and provides the usual Local Contributions.  Krognos also is the Local Investor in the Company's existing subsidiary in India, SPAR Krognos Marketing Private Limited.  Preceptor will enable the Company to service clients not serviced by its existing Indian subsidiary.

In March of 2013 (and subsequent to the end of the Company's 2012 fiscal year), the Company also purchased general merchandising service and certain in-store audit service businesses from Market Force Information, Inc. ("MFI"), a leading customer intelligence solution provider.  The acquired in-store audit services include the price, point of sale, out of stock, intercept and planogram audits managed by MFI's New York office.  With this acquisition, the Company has entered the growing in-store audit service business and expanded its existing general merchandising service and client base domestically.

For each of the above, see generally Item 1 - The Company's Domestic and International Geographic Divisions, above, Item 1A - Dependence Upon and Cost of Services Provided by Affiliates, Potential Conflicts in Services Provided by Affiliates, Risks Associated with International and Domestic Joint Venture Subsidiaries, Risks of Having Material Local Investors in International and Domestic Joint Venture Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, below, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related Party Transactions, below, and Note 12 to the Consolidated Financial Statements – Geographic Data, below.

Descriptions Of The Company's Services

The Company currently provides a broad array of merchandising and marketing services to some of the world's leading companies, both domestically and internationally. The Company believes its full-line capabilities provide fully integrated solutions that distinguish the Company from its competitors. These capabilities include the ability to develop plans at one centralized location, effect chain wide execution, implement rapid, coordinated responses to its clients' needs and report on a real time Internet enhanced basis throughout the world. The Company also believes its international presence, industry-leading technology, centralized decision-making ability, local follow-through, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a significant advantage over local, regional or other competitors.

The Company's operations are currently divided into two divisions: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Company's domestic division provides merchandising and marketing services, furniture and other product assembly services, technology services and marketing research to manufacturers, distributors and retailers in the United States. Those services are primarily performed in mass merchandisers, office supply, grocery, drug store, independent, convenience and electronics stores. The Company's international division, established in May 2001, currently provides similar merchandising, marketing services and in-store event staffing through subsidiaries in Japan, Canada, South Africa, India, Romania, China, Australia, Mexico and Turkey. Today the Company operates in 10 countries that encompass approximately 50% of the total world population.

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

The Company's marketing and sales efforts within its Domestic Merchandising Services Division are structured to develop new national, regional and local business within the United States, including new sales and customers through the Company's acquisitions of existing businesses. The Company's domestic corporate business development team directs its efforts toward the senior management of prospective and existing clients. Marketing and sales targets and strategies are developed at the Company's headquarters and communicated to the Company's domestic sales force for execution. The Company's sales force is located nationwide and works from both the Company's offices and their home offices. In addition, the Company's domestic corporate account executives play an important role in the Company's new business development efforts within its existing manufacturer, distributor and retailer client base.

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

The Company's business development process includes a due diligence period to determine the objectives of the prospective or existing client, the work required to satisfy those objectives and the market value of such work to be performed. The Company employs a formal cost development and proposal process that determines the cost of each element of work required to achieve such client's objectives. The Company uses these costs, together with an analysis of market rates, to develop a formal quotation that is then reviewed at various levels within the organization. The pricing of this internal proposal must meet the Company's objectives for profitability, which are established as part of the business planning process. After the Company approves this quotation, a detailed proposal is presented to the Company's prospective or existing client. However, the Company has agreed, and in the future may agree, from time to time to perform services for a client that become or turn out to be unprofitable even though the Company expected to make a profit when agreeing to perform them.  See "Risks of Unprofitable Services" and "Variability of Operating Results and Uncertainty in Client Revenue" in Part 1A – Risk Factors, below.

The Company's Customer Base

The Company currently represents numerous manufacturers and/or retail clients in a wide range of retail chains and stores worldwide, and its customers (which it refers to as clients) include:

•	Mass Merchandisers
•	Drug
•	Grocery
•	Office Supply
•	Dollar Stores
•	Toy or Specialty
•	Other retail outlets (such as discount and electronic stores, in-home and in-office, etc.)

One customer accounted for 8% and 10% of the Company’s net revenue for the years ended December 31, 2012, and 2011, resulting from merchandising and assembly services performed for a major office supply chain and for manufacturers within this chain.  These customers accounted for approximately 13% and 5% of the Company’s accounts receivable at December 31, 2012, and 2011, respectively.

In addition, approximately 7% and 10% of the Company's net revenues for the years ended December 31, 2012, and 2011, respectively, resulted from merchandising services performed for a large pharmaceutical distributor. This customer accounted for approximately 3% and 7% of the Company's accounts receivable at December 31, 2012, and 2011, respectively.

The Company's Competition

The marketing services industry is highly competitive. The Company's competition in the Domestic Merchandising Services Division and International Merchandising Services Divisions arises from a number of large enterprises, many of which are national or international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in the mass merchandiser, office supply and drug store channels of trade. The Company also believes it has the ability to execute major national and international in-store initiatives and develop and administer national and international retailer programs. Finally, the Company believes that, through the use and continuing improvement of its proprietary Internet software, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.

The Company's Trademarks

The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly, efficiently and consistently over a wide geographic area. (See An Overview of the Merchandising and Marketing Services Industry and Competition, above).

The Company's Labor Force

Worldwide the Company utilized a labor force of approximately 18,300 people in 2012. Today the Company operates in 10 countries that encompass approximately 50% of the total world population.

During 2012, the Company's Domestic Merchandising Services Division utilized a labor force of approximately 10,700 people. As of December 31, 2012 there were 150 full-time employees and 130 part-time employees engaged in domestic operations. The Company's Domestic Merchandising Services Division utilized the services of its affiliate, SPAR Management Services, Inc. ("SMSI"), to schedule and deploy the field force of merchandising specialists and assembly technicians, which consists of field merchandising specialist furnished by SPAR Marketing Services, Inc. ("SMS"), and National Merchandising of America ("NMA"), as well as the Company's domestic field employees.  (See Item 13 – Certain Relationships and Related Transactions and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related Party Transactions, below.) SMS, SMSI and NMA furnished approximately 10,400 merchandising specialists and assembly technicians (all of whom are independent contractors of SMS and NMA) and 54 field managers (all of whom were full-time employees of SMSI), respectively.  The Company, SMS, SMSI and NMA consider their relations with their respective employees and field merchandising specialists to be good.

As of December 31, 2012, the Company's International Merchandising Services Division's labor force consisted of approximately 7,600 people. There were 490 full-time and 40 part-time employees engaged in international operations.  The International Merchandising Services Division's field force consisted of approximately 7,100 merchandising specialists.

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

Dependence on Largest Customer and Large Retail Chains

As discussed above in Customer Base, the Company has a significant amount of business with certain customers. The loss of any of these customers, the loss of the ability to provide merchandising and marketing services in those chains, or the failure to attract new large clients could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

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

Risks of Losses and Financial Covenant Violations

In the past, the Company occasionally suffered operating losses.  As a result of those losses and related effects, the Company had repeated technical violations of certain covenants in the Company's prior domestic credit facility, which its lender periodically waived for fees rather than permanently resetting them to realistically achievable levels.  However, the Company changed its domestic lenders in July of 2010 and entered into a new credit facility with financial covenants that the Company believe are more realistic and thus less likely to require waivers.  The Company was in compliance of all its new domestic lender's bank covenants in 2012 and 2011.  See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, below.

There can be no assurances that in the future the Company will be profitable, will not violate covenants of its current or future Credit Facilities, its lenders would waive any violations of such covenants, the Company will continue to have adequate lines of credit, or will continue to have sufficient availability under its lines of credit. Accordingly, continued losses or marginal profitability by the Company, as well as any failure to maintain sufficient availability or lines of credit from the Company's lenders, could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Variability of Operating Results and Uncertainty in Client Revenue

The Company has experienced and, in the future, may experience fluctuations in quarterly operating results. Factors that may cause the Company's quarterly operating results to vary from time to time and may result in reduced revenue and profits include: (i) the number of active client projects; (ii) seasonality of client products; (iii) client delays, changes and cancellations in projects; (iv) the timing requirements of client projects; (v) the completion of major client projects; (vi) the timing of new engagements; (vii) the timing of personnel cost increases; and (viii) the loss of major clients. In addition, the Company is subject to revenue or profit uncertainties resulting from factors such as unprofitable client work (see below) and the failure of clients to pay. The Company attempts to mitigate these risks by dealing primarily with large credit-worthy clients, by entering into written or oral agreements with its clients and by using project budgeting systems. These revenue fluctuations could materially and adversely affect the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Risks of Unprofitable Services

The Company has agreed, and in the future may agree, from time to time to perform services for its client that become or turn out to be unprofitable even though the Company expected to make a profit when agreeing to perform them.  The Company's services for a particular client or project may be or become unprofitable due to mistakes or changes in circumstance, including (without limitation) any (i) mistake or omission made in investigating, evaluating or understanding any relevant circumstance, requirement or request of the Company's client or any aspect of the prospective services or their inherent problems, (ii) mistake made in pricing, planning or performing the prospective service, (iii) service non-performance, or free re-performance, or (iv) change in cost, personnel, regulation or other performance circumstance.  Unprofitable services could reduce the Company's net revenues and, if material in gross amount or degree of unprofitability, could materially and adversely affect the Company or its actual, expected, estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Failure to Develop New Products

A key element of the Company's growth strategy is the development and sale of new products. While several new products are under current development, there can be no assurance that the Company will be able to successfully develop and market new products. The Company's inability or failure to devise useful merchandising or marketing products or to complete the development or implementation of a particular product for use on a large scale, or the failure of such products to achieve market acceptance, could adversely affect the Company's ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition and could limit the Company's ability to significantly increase its revenues and profits.

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

Economic and Retail Uncertainty

The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism on consumer and business behavior, make it difficult for the Company, its vendors and its clients to accurately forecast and plan future business activities. Substantially all of the Company's key clients are either retailers or those seeking to do product merchandising at retailers. Should the retail industry experience a significant economic downturn, the resultant reduction in product sales could significantly decrease the Company's revenues. The Company also has risks associated with its clients changing their business plans and/or reducing their marketing budgets in response to economic conditions, which could also significantly decrease the Company's revenues. Such revenue decreases could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

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

Dependence Upon and Cost of Services Provided by Affiliates

The success of the Company's domestic business is dependent upon the successful execution of its field merchandising, assembly and management services by SPAR Marketing Services, Inc. ("SMS"), SPAR Management Services, Inc. ("SMSI"), and National Merchandising of America, Inc. ("NMA"), each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company's consolidated financial statements.  NMA provides substantially all of the field merchandising and management services used by National Merchandising Services, LLC ("NMS"), which is a subsidiary of SGRP and part of the Company, while SMS provides substantially all of the other domestic field merchandising and assembly services used by the Company other than NMS (84% of the domestic field merchandising and assembly expenses in 2012, excluding NMS field expenses), and SMSI provides substantially all of the other domestic field management services used by the Company (94% of the domestic field management expense in 2012, excluding NMS field expenses).  Services are provided to the Company (other than NMS) by SMS and SMSI at rates equal to their net total cost plus four percent pursuant to contracts that are cancelable on 60 days' notice prior to December 31 of each year or with 180 days' notice at any other time.  Services are provided to NMS by NMA at rates equal to their total cost (with certain exclusions) plus two percent pursuant to a contract that is cancelable on 60 days prior notice at any time after December 31, 2013.  See Potential Conflicts in Services Provided by Affiliates, below, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related Party Transactions, below.

The Company has determined that the rates charged by SMS, SMSI and NMA for their services are slightly favorable to the Company (when compared to other possible providers).  SMS and NMA have independently advised the Company that those favorable rates are dependent (at least in part) on the ability of each of them to continue to use independent contractors as its field merchandising specialists, that such merchandising specialists generally provide greater flexibility and performance quality at lower total costs as a result of their independence, that it complies with applicable independent contractor requirements for the individuals and companies it retains as field merchandising specialists, and that the appropriateness of its treatment of its field merchandising specialists as independent contractors has been routinely subject to challenge (both currently and historically) by various states. The expenses of defending those challenges are part of the total costs of SMS borne by the Company but are excluded from the total costs of NMA borne by the Company.  There can be no assurance that either SMS or NMA will succeed in defending any such challenge, and an adverse determination could increase its costs of doing business.  Any material increase in the costs of SMS, SMSI or NMA (and thus the costs it charges to the Company), or any decrease in such performance quality, could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Potential Conflicts in Services Provided by Affiliates

SMS and SMSI are affiliates (but not subsidiaries) of SGRP and are owned solely by Mr. Robert G. Brown, founder, director, Chairman and a significant stockholder of the Company, and Mr. William H. Bartels, founder, director, Vice Chairman and a significant stockholder of the Company.  Mr. Brown and Mr. Bartels are also stockholders, directors and executive officers of various other affiliates of SGRP.  NMA is an affiliate (but not a subsidiary) of NMS, and NMS is a consolidated subsidiary of SGRP.  Mr. Edward Burdekin is the Chief Executive Officer and President and a director of both NMA and NMS, NMA is owned by Andrea H. Burdekin (Mr. Burdekin's wife), and NMA owns 49% of the membership units in NMS.  SGRP owns the other 51% of the membership units in NMS.  In the event of any dispute in the business relationships between the Company and one or more of SMS, SMSI or NMA, it is possible that Messrs. Brown, Bartels or Burdekin may have one or more conflicts of interest with respect to those relationships and could cause one or more of SMS, SMSI or NMA to renegotiate or cancel their approved affiliate contracts with the Company or otherwise act in a way that is not in the Company's best interests.  See Dependence Upon and Cost of Services Provided by Affiliates, above, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related Party Transactions, below.

While the Company's relationships with SMS, SMSI and NMA are excellent, there can be no assurance that the Company could (if necessary under the circumstances) replace the field merchandising specialists and management currently provided by SMS and SMSI, respectively, or those provided by NMA, in sufficient time to perform its client obligations or at such favorable rates in the event one or more of SMS, SMSI or NMA no longer performed those services. Any cancellation, other nonperformance or material pricing increase under those approved affiliate contracts could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

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

Risks of Illiquidity in SGRP Common Stock

The market price of the Company's common stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2012, the sale price of SGRP Common Stock fluctuated from $0.89 to $2.30 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

•
the relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's co-founders (as noted below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price;

•
the substantial beneficial ownership of 59.2% of the Company's voting stock and potential control by the Company's co-founders (who also are directors and executive officers of the Company), Mr. Robert G. Brown, who beneficially owns 34.4% (or 7,466,176 shares) of SGRP Common Stock, and Mr. William H. Bartels, who beneficially owns 24.8% (or 5,394,698 shares) of SGRP Stock, which amounts were calculated using total beneficial ownership (21,712,916 shares) and their individual beneficial ownerships at December 31, 2012 (including all shares then beneficially owned under currently exercisable warrants and vested options), as more fully described above and below;  the periodic potential risk of the delisting of SGRP Common Stock from trading on Nasdaq (as described below);

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

The Company also has repurchased SGRP Common Stock from time to time, and currently has in place a Repurchase Program (as defined and described in Item 5 - Issuer Purchases of Equity Securities, below).  Those repurchases could adversely affect the market liquidity of the SGRP Common Stock.

In addition, the volatility in the market price of SGRP Common Stock could lead to class action securities litigation that (however unjustified) could in turn impose substantial costs on the Company, divert management's attention and resources and harm the Company's stock price, business, prospects, results of operations and financial condition.

Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels are directors, executive officers (Chairman and Vice-Chairman, respectively) and significant stockholders of the Company.  Mr. Brown beneficially owns approximately 34.4%, Mr. Bartels beneficially owns approximately 24.8%, and they own approximately 59.2% in the aggregate of the SGRP Common Stock, which amounts were calculated using total beneficial ownership (21,712,916 shares) and their individual beneficial ownerships (7,466,176 shares and 5,394,698 shares, respectively) at December 31, 2012, which ownerships included all shares beneficially owned under currently exercisable warrants and vested options.  Mr. Brown and Mr. Bartels have, should they choose to act together, and under certain circumstances Mr. Brown acting alone may have, the ability to control the election of directors, the approval of mergers and all other matters that must or may be approved by the Company's stockholders.  In any event, Mr. Brown and Mr. Bartels continue to have significant influence over the Company's business and operations and the outcome of the Company's corporate actions, including those involving stockholder approvals.  The interests of any significant stockholder may be different from time to time from, and potentially in conflict with, the interests of other stockholders, and ownership concentration could delay or prevent a change in the Company's control or otherwise discourage the Company's potential acquisition by another person, any of which could cause the market price of the SGRP Common Stock to decline and that decline could be significant.

Risks of Dilution

The Company may issue stock options and award restricted stock to directors, officers, employees and consultants in the future at Common Stock per-share exercise prices below the price you may have paid.  In addition, the Company may issue shares of SGRP Common Stock in the future in furtherance of the Company's acquisitions or development of businesses or assets.  Each of those and other issuances of SGRP Common Stock could have a dilutive effect on the value of your shares, depending on the price the Company are paid (or the value of the assets or business acquired) for such shares, market conditions at the time and other factors.

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

Risks of Having Material Local Investors in International and Domestic Joint Venture Subsidiaries

The Company's international model is to join forces with Local Investors having merchandising service expertise and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business.  The Company also has begun to use this model in the United States (see Item 1 – The Company's Domestic and International Geographic Division, above).  As a result, each of the Company's international subsidiaries (other than Canada and Japan) and NMS domestically is owned in material part by an entity in the local country where the international or domestic subsidiary resides and that entity is not otherwise affiliated with the Company (e.g., the "Local Investor").  The joint venture agreements between the Company and the Local Investor in the respective international or domestic subsidiaries specify, among other things, the equity, programming and support services the Company is required to provide and the equity, credit support, certain services and management support that the Local Investor is required to provide to the international or domestic subsidiary.  Certain of those subsidiaries also may be procuring field merchandising execution through affiliates of the applicable Local Investors.  In the event of any disagreement or other dispute in the business relationships between the Company and Local Investor, it is possible that the Local Investor may have one or more conflicts of interest with respect to the relationship and could cause the applicable international or domestic subsidiary to operate or otherwise act in a way that is not in the Company's best interests.

The joint venture agreements generally have unlimited contract terms and parties generally do not have the right to unilaterally withdraw. However, a non-defaulting party has the right to terminate such agreement upon the other party's default, receipt of notice and failure to cure within a specified period (generally 60 days internationally or 30 days domestically).  In addition, either party, at any time after the end of a specified period (usually between three and five years), may: (1) sell all or part of its equity interest in the international subsidiary to a third party by providing a written notice to the other party of such intentions (in which case the other party has the right of first refusal and may purchase the equity of the offering party under the same terms and conditions) (a "Right of First Refusal"); or (2) offer to purchase the equity of the other party (in which case the other party generally has 120 days to either accept or reject the offer or to reverse the transaction and actually purchase the offering party's equity under the same terms and conditions) (a "Buy/Sell Right").

The Company believes its relationships with the Local Investors in its joint venture international subsidiaries remain good.  Several of the Company's respective international subsidiary contracts are either at or near the end of the applicable periods during which either of the parties may trigger the Right of First Refusal and Buy/Sell provisions described above.  Both the Company and such Local Investors, as part of their ongoing relationship, are or will be assessing appropriate action as described above.

There can be no assurance that the Company could (if necessary under the circumstances) replace equity, credit support, management, field merchandiser and other services currently provided by any Local Investor in sufficient time to perform its client obligations or that the Company could provide these services and or equity in the event the Local Stockholder was to sell its stock or reduce any support to the Company's subsidiary in the applicable country.  Any cancellation, other nonperformance or material change under the joint venture agreements with Local Investors could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Risks Associated with International and Domestic Joint Venture Subsidiaries

While the Company endeavors to limit its exposure for claims and losses in any international or domestic consolidated subsidiary through contractual provisions, insurance and use of single purpose entities for such ventures, there can be no assurance that the Company will not be held liable for the claims against and losses of a particular international or domestic consolidated subsidiary under applicable local law or local interpretation of any subsidiary agreements or insurance provisions. If any such claims and losses should occur, be material in amount and be successfully asserted against the Company, such claims and losses could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Risks Associated with Foreign Currency

The Company also has foreign currency exposure associated with its international subsidiaries. In 2012, these foreign currency exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand and Japanese Yen.

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

The Company maintains its corporate headquarters in approximately 4,000 square feet of leased office space located in White Plains, New York, under an operating lease with a term expiring November 30, 2022, and maintains its data processing center and warehouse at its regional office in Auburn Hills, Michigan, under an operating lease expiring October 31, 2015.  The Company believes that its existing facilities are adequate for its current business. However, new facilities may be added should the need arise in the future.

The following is a list of the headquarter locations for the Company and its international subsidiaries:

DOMESTIC:
White Plains, NY (Corporate Headquarters)
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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally:

SGRP's certificate of incorporation authorizes it to issue 47,000,000 shares of common stock with a par value of $0.01 per share (the "SGRP Common Stock"), which all have the same voting, dividend and liquidation rights.  SGRP Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP".  On December 31, 2012, the SGRP Common Stock closing price was $1.74 per share; there were 20,456,453 shares of SGRP Common Stock issued and outstanding in the aggregate, which had an aggregate market value of $35,600,000; there were 21,712,916 shares of SGRP Common Stock beneficially owned in the aggregate, which beneficial ownership included all shares then beneficially owned under currently exercisable vested options; there were 14,334,881 shares (or approximately 66.0%) of SGRP Common Stock beneficially owned by the officers, directors and affiliates of SGRP in the aggregate, which affiliated ownership included shares then beneficially owned under currently exercisable vested options and had an aggregate market value of $24,912,693; and there were 1,209,922 shares (or approximately 5.6%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate (i.e., SGRP's public float), which float included shares then beneficially owned under currently exercisable warrants and vested options and had an aggregate market value of $2,105,264.  See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below.

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time.  The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock.  The number of shares authorized by such certificate of incorporation and designation was, however, reduced to 2,445,598 shares of remaining authorized and available preferred stock by the conversions described in the next paragraph and could be further reduced by amendment or redemption to facilitate the creation of any other SGRP Preferred Series. At December 31, 2012, no shares of SGRP Series A Preferred Stock were issued and outstanding.

During 2008, 338,801 shares of such Series A Preferred Stock were purchased by a non-SGRP retirement plan whose trustee is and beneficiaries include Robert G. Brown (who is a co-founder, director, executive officer and significant stockholder of SGRP), and 215,601 shares of such Series A Preferred Stock were purchased by a non-SGRP retirement plan whose trustee and beneficiaries include William H. Bartels (who also is a co-founder, director, executive officer and significant stockholder of SGRP), which shares collectively constituted all of the outstanding shares of Series A Preferred Stock.  On or before March 10, 2011, Mr. Brown and Mr. Bartels, as trustees of those plans, each had requested that their plan's preferred shares be converted into SGRP's Common Stock in accordance with its terms, and in order to facilitate conversion of those shares by payment of all accrued and unpaid dividends, on March 10, 2011, SGRP's Board of Directors (i) fixed March 10, 2011, as the applicable record date for determination of the holders of the SGRP's Series A Preferred Stock eligible to receive such dividends, (ii) declared a dividend on such SGRP's Series A Preferred Stock equal to the accrued and unpaid dividends thereon, payable in shares of SGRP's Common Stock valued at their market value ($2.34 per share) on such record date, and (iii) authorized the issuance of the shares of SGRP's Common Stock necessary to effect such conversion (554,402 shares) and accrued dividend payment (54,584 shares) in consideration of the preferred shares surrendered and the accrued dividends thereby satisfied.  As a result of such conversions and stock dividends, on March 11, 2011, Mr. Brown's plans received 372,158 shares of SGRP's Common Stock (33,357 shares of which were for accrued dividends) and Mr. Bartels' plan received 236,828 shares of SGRP's Common Stock (21,227 shares of which were for accrued dividends).  See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Item 13 – Certain Relationships and Related Transactions, and Director Independence, below.

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

	2012		2011
	High	Low	High	Low
First Quarter	$1.38	$0.89	$2.38	$0.88
Second Quarter	1.40	1.10	1.90	1.05
Third Quarter	2.30	1.09	1.58	0.87
Fourth Quarter	2.30	1.65	1.25	0.88

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

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of share purchased	(d) Maximum number of shares that may yet be purchased

August, 2012	2,500	$1.82	2,500	497,500

September, 2012	9,689	2.01	9,689	487,811

November, 2012	5,500	1.99	5,500	482,311

Total Purchased	17,689	1.98	17,689

There were no such affiliated purchasers during that period.

The repurchases described above were made pursuant to the SPAR Group, Inc., 2012 Stock Repurchase Program (the "Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on August 8, 2012, and ratified on November 8, 2012.  Under the Repurchase Program, SGRP may repurchase shares of its common stock through August 8, 2015, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy).  The Company anticipates continuing its Repurchase Program throughout 2013.

SGRP Common Stock Issuances

SGRP did not issue any SGRP Common Stock during 2011 or 2012 other than (i) pursuant to its existing registered stock compensation and stock purchase plans (See Note 11 – Stock Based Compensation), (ii) SGRP's issuance on March 26, 2011, of 75,000 shares of SGRP Common Stock to Michael Anthony Holdings, Inc., pursuant to SGRP's agreement with it on March 26, 2010, to privately issue warrants to it, in consideration of its term loan to the Company (as that loan is more fully described in Note 4 to the Consolidated Financial Statements in SGRP's Quarterly Report respecting the quarter ended September 30, 2010), for total consideration and exercise price of $0.85 per share (the fair market value at the time of such agreement), (iii) SGRP's issuance on March 11, 2011, of 608,986 shares SGRP Common Stock to Mr. Robert G. Brown and Mr. William H. Bartels, as trustees of certain benefit plans, in the conversion of and payment of accrued interest on SGRP's outstanding Series A Preferred Stock (See The Company's Capital Stock Generally, above), and (iv) SRGP's issuance on September 1, 2012, of 99,789 shares of Common Stock, par value $0.01 per share , having a fair market value of $165,000 to Ms. Andrea Burdekin as part of the purchase of NMA (See Note 13 to the Consolidated Financial Statements - Purchase of Interest in Subsidiaries, below).  The warrants and shares referenced in clause (ii), the issuance of the shares described in clause (iii) and (iv) of this paragraph have not been registered under the Securities Act or other securities laws, as they were made in  a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

SGRP Common Stock Offering and S-3 Registration Statement

The Company has filed with the SEC has approved a registration statement on Form S-3 (as amended, the "2011 S-3 Registration Statement") for the sale of SGRP Common Stock to the public, which became effective on April 8, 2011.  Upon amendment of the 2011 S-3 Registration Statement to reflect the terms of particular sales, the Company will be permitted to sell a maximum of 2,000,000 shares for its benefit and the selling stockholders, Mr. Brown and Mr. Bartels, will be permitted to sell a maximum of 500,000 shares each for their respective benefit under the 2011 S-3 Registration Statement (which maximums could be increased by amendment and payment of the requisite fees).  Based on the SGRP Common Stock beneficially owned by the Company's non-affiliates (i.e., its public float) and the SGRP Common Stock Price of $1.74 per share on December 31, 2012, the Company will be permitted under the applicable S-3 rules to sales of approximately $3,577,470 in proceeds (or 2,056,017 shares) at that price, and the maximum sales by Mr. Brown and Mr. Bartels will be proportionally increased accordingly.  An increase in its public float or a discounted offering sale price would permit the Company to sell more of its Common Stock under the 2011 S-3 Registration Statement.  Certain updates to the 2011 S-3 Registration Statement may be required in order to sell shares thereunder.

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" include "forward-looking statements" within the meaning of the Securities Laws and are based on the Company's best estimates and determinations. You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.  You should carefully consider all such information and the other risks and cautions noted in this Annual Report (including those incorporated by reference from the 2013 Proxy Statement) and the Company's other filings under applicable Securities Laws (including this Annual Report and the 2013 Proxy Statement, each a "SEC Report") that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions, expectations and estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

Although the Company believes that its plans, intentions, expectations and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions, expectations or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described above (See Item 1A – Risk Factors, above) and any other cautionary statements contained or incorporated by reference in this Annual Report.  All forward-looking and other statements attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other cautionary statements.

You should not place undue reliance on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements, risk factors and other cautionary statements (whether contained in this Annual Report, the 2013 Proxy Statement or any other applicable SEC Report) are based on the information currently available to the Company and speak only as of the date specifically referenced, or if no date is referenced, then as of December 31, 2012, in the case of this Annual Report or the 2013 Proxy Statement or the last day of the period covered by any other applicable SEC Report. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other cautionary statements (in whole or in part), whether as a result of new information, future events or recognition or otherwise, except as and to the extent required by applicable law.

Overview

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store, independent, convenience and electronics stores, as well as providing furniture and other product assembly services in stores, homes and offices.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  Today the Company operates in 10 countries that encompass approximately 50% of the total world population through operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia, Mexico and Turkey.

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

Revenue Recognition

The Company's services are provided to its clients under contracts or agreements. The Company bills its clients based upon service fee and per unit fee billing arrangements. Revenues under service fee billing arrangements are recognized when the service is performed. The Company's per unit fee arrangements provide for fees to be earned based on the retail sales of a client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable and are reported to the Company.

Allowance for Doubtful Accounts

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $216,000 and $57,000 at December 31, 2012, and 2011, respectively.  Bad debt expense was $72,000, for the year ended December 31, 2012.  In 2011, the Company had minimal write offs of accounts receivable resulting in recovery of $55,000 for the year ended December 31, 2011.

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

The Company capitalized $824,000 and $722,000 of costs related to software developed for internal use in 2012, and 2011, respectively, and recognized approximately $638,000 and $595,000 of amortization of capitalized software for the years ended December 31, 2012, and 2011, respectively.

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (in millions).

	Year Ended December 31,
	2012	%	2011	%
Net revenues	$102.8	100.0%	$73.5	100.0%
Cost of revenues	75.5	73.5	51.0	69.4
Selling, general & administrative expense	22.1	21.5	18.5	25.1
Depreciation & amortization	1.2	1.1	1.1	1.5
Interest expense, net	0.1	0.1	0.2	0.3
Other income	(0.1)	(0.1)	–	–

Income before income tax provision and non-controlling interest	4.0	3.9	2.7	3.7
Provision for income taxes	0.6	0.5	0.4	0.5

Net income	3.4	3.4	2.3	3.2
Net income attributable to non- controlling interest	(0.5)	(0.5)	(0.1)	(0.2)
Net income attributable to SPAR Group, Inc.	$2.9	2.9%	$2.2	3.0%

Results of operations for the year ended December 31, 2012, when compared to the same period in 2011

Net Revenues

Net revenues for the year ended December 31, 2012, were $102.8 million, compared to $73.5 million for the year ended December 31, 2011, an increase of $29.3 million or 39.7%.

Domestic net revenues totaled $43.1 million in the year ended December 31, 2012, compared to $37.8 million for the same period in 2011. Domestic net revenues increased by $5.3 million or 14% primarily attributable to continued growth from the Company's syndicated services and assembly businesses, increased project work and the acquisition of a competitive company in the later part of the year.

International net revenues totaled $59.7 million for the year ended December 31, 2012, compared to $35.7 million for the same period in 2011, an increase of $24.0 million or 67%.  The increase in 2012 international net revenues was primarily due to additional revenue from the newly integrated acquisitions acquired in the fourth quarter of 2011 in Mexico of $10 million and Turkey of $3.5, and 2012 acquisitions in Romania of $4.1 million, and South Africa of $2.4 million, as well as, continued organic growth in South Africa of $3.1 and Japan of $2 million.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 73.5% of net revenues for the year ended December 31, 2012, compared to 69.4% of net revenues for the year ended December 31, 2011.

Domestic cost of revenues was 67.6% of domestic net revenues for the year ended December 31, 2012, and 66.7% of domestic net revenues for the year ended December 31, 2011. The minor increase in domestic cost of revenues as a percentage of domestic net revenues of 1% was due primarily to an unfavorable mix within both syndicated and project work compared to the prior year.  Approximately 86% and 88% of the Company's domestic cost of revenues in the year ended December 31, 2012 and 2011, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), (See Item 13 - Certain Relationships and Related Transactions, and Director Independence and Note 10 to the Consolidated Financial Statements - Related-Party Transactions, below).

Internationally, cost of revenue as a percent of net revenue increased to 77.7% of international net revenues for the year ended December 31, 2012, compared to 72.3% of international net revenues for the year ended December 31, 2011.  The international cost of revenue percentage increase of 8.3% was primarily due to higher cost margin business in the new markets in Mexico, Turkey and Romania and the mix of business in Canada, China and Japan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $22.1 million and $18.5 million for the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31,
	2012	%	2011	%

Selling, general & administrative	$22.1	21.5%	$18.5	25.1%
Depreciation and amortization	1.2	1.0	1.1	1.5

Total operating expenses	$23.3	22.5%	$19.6	26.6%

Domestic selling, general and administrative expenses totaled $9.8 million for the year ended December 31, 2012, compared to $8.9 million for the same period in 2011.  The increase of approximately $900,000 was due primarily to payroll related expenses, legal and accounting services, as well as expenses from the newly acquired merchandising company.

International selling, general and administrative expenses totaled $12.3 million for the year ended December 31, 2012, compared to $9.6 million for the same period in 2011. The increase of approximately $2.7 million was primarily attributable to the new subsidiaries in Romania and South Africa, and a full year impact from fourth quarter 2011 acquisitions in Mexico and Turkey, partially offset by lower expenses in Australia and India.

Depreciation and Amortization

Depreciation and amortization expenses totaled $1.2 million for the year ended December 31, 2012, compared to $1.1 million for the same period in 2011. The increase was primarily due to higher capital expenditures related to software development compared to prior year.

Interest Expense, net

The Company's net interest expense was $129,000 and $197,000 for the years ended December 31, 2012 and 2011, respectively.  The decrease in interest expense was directly attributable to reduced borrowings and lower interest rates.

Income Taxes

The income tax provision for the years ended December 31, 2012 and 2011 was $550,000 and $362,000, respectively. The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits. The Company recognizes minimum federal tax provisions as the Company anticipates utilizing operating loss carry forwards in 2012.

The Company has established over time and currently has a valuation allowance reserve of approximately $4.2 million against its deferred tax asset balance at December 31, 2012.  The reduction of that reserve and the corresponding realization of these deferred tax assets is contingent upon the realization of future taxable profits over several years.  The Company does not believe such future profits are certain, and thus the requirements of ASC 740-10 for reducing that reserve are not currently met, due to the subjective nature of forecasting profits and the risks the Company faces on a daily basis as noted in Item 1A of this report, including (without limitation) the risks related to dependence on the trend of both clients and retailers towards outsourcing merchandising and marketing services, the competitive nature of the this industry, economic and retail uncertainty, reliance on the Internet and dependence upon cost of services provided by affiliates.

Non-controlling Interest

Net operating profits from the non-controlling interests, respecting the Company's 51% owned subsidiaries, resulted in a reduction of the Company's net income of $521,000 and $123,000 for the years ended December 31, 2012 and 2011, respectively.

Net Income

The Company reported a net income of $2.9 million for the year ended December 31, 2012, or $0.14 per diluted share, compared to a net income of $2.2 million, or $0.10 per diluted share, for the corresponding period last year, based on diluted shares outstanding of 21.6 million and 21.3 million at December 31, 2012, and 2011, respectively.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

The Company had net income before non-controlling interest of $3.5 million and $2.3 million for the years ended December 31, 2012, and December 31, 2011, respectively.

The Company's cash provided by operating activities for the year ended December 31, 2012, was $3.4 million, compared to net cash provided by operating activities of $3.5 million in 2011. The net cash provided by operating activities was primarily due to a reported net income, depreciation and an increase in accounts payable, accrued expenses and other liabilities, partially offset by an increase in accounts receivable.

Net cash used by the Company in investing activities was $1.8 million for the year ended December 31, 2012, and $1.3 million for the year ended December 31, 2011, respectively. The net cash used in investing activities was a result of capitalization of software development costs, the purchase of computer equipment, the purchase of non-controlling interest in new subsidiaries and the final payment for the purchase of the Mexican subsidiary.

Net cash used by the Company in financing activities for the year ended December 31, 2012, was $1.4 million compared with net cash used in financing activities of $1.5 million for the year ended December 31, 2011. The cash used in financing activities was primarily a result of the Company's net payments on its lines of credit.

The above activities resulted in an increase of $87,000 in the Company's cash and cash equivalents for the year ended December 31, 2012.

The Company had positive working capital of $9.7 million at December 31, 2012, compared to positive working capital of $7.2 million at December 31, 2011. The Company's current ratio was 1.7 at both December 31, 2012 and 2011. The increase in working capital was primarily due to increases in cash and accounts receivable and decreases in borrowings against lines of credit, partially offset by increased accounts payable and accrued expenses.

Credit Facilities:

Domestic Credit Facility

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

Effective January 1, 2013 the Sterling Credit Facility was amended (the "Third Sterling Amendment") to reduce the interest rate to the Prime Rate (as that term is defined in the Loan Agreement) plus one quarter of one percent (1/4%) per annum.

Due to the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At December 31, 2012, the Company was in compliance with such covenants.

International Credit Facilities:

In October 2011, SPARFACTS Australia Pty. Ltd., replaced the Commonwealth Bank line of credit with a new receivables based secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $1.2 million (based upon the exchange rate at December 31, 2012).  The facility provides for borrowing based upon a formula as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions).  The agreement expired on October 31, 2012.  SPARFACTS is in the process of renegotiating a new agreement.

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $753,000 (based upon the exchange rate at December 31, 2012). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at December 31, 2012.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a loan with Mizuho Bank in the amount of 20.0 million Yen (Japanese), or approximately $232,000.  The loan is payable in monthly installments of 238,000 Yen or $2,800 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.  The outstanding balance at December 31, 2012, was approximately 14.8 million Yen or $171,000 (based upon the exchange rate at December 31, 2012).

Summary of Company Credit and Other Debt Facilities: (in thousands)

	December 31, 2012	Average Interest Rate	December 31, 2011	Average Interest Rate
Credit Facilities Loan Balance:
United States	$1,762	4.3%	$2,621	4.8%
Australia	210	9.4%	402	10.4%
Canada	421	4.0%	618	4.0%
	$2,393		$3,641

Other Debt Facility:
Japan Term Loan	$171	0.1%	$227	0.1%

	December 31, 2012	December 31, 2011
Unused Availability:
United States	$4,248	$2,671
Australia	1,035	818
Canada	331	118
	$5,614	$3,607

Management believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next year.  However, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of December 31, 2012 (in thousands).

	Period in which payments are due
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$2,564	$2,426	$66	$66	$6
Contingent Liabilities	689	242	447	–	–
Capital Lease Obligations	314	201	113	–	–
Note to NMA	200	200	–	–	–
Operating Lease Obligations	3,181	1,144	1,087	609	341
Total	$6,948	$4,213	$1,713	$675	$347

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2012.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly such an attestation has not been obtained or included in this Annual Report.

Management's Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company's current disclosure controls and procedures are effective to insure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's fourth quarter of its 2012 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 7, 2013, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14 A in April of 2013, but not later than 120 days after the end of the Company's 2012 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION",  and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 11. Executive Compensation

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 7, 2013, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14 A in April of 2013, but not later than 120 days after the end of the Company's 2012 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 7, 2013, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14 A in April of 2013, but not later than 120 days after the end of the Company's 2012 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 7, 2013, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14 A in April of 2013, but not later than 120 days after the end of the Company's 2012 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 7, 2013, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14 A in April of 2013, but not later than 120 days after the end of the Company's 2012 fiscal year), the Company's definitive proxy statement, which the Company plans to file pursuant to Regulation 14 A with SEC in April of 2013 (but not later than 120 days after the end of the Company's fiscal year), respecting SGRP's Annual Meeting of Stockholders, presently scheduled to be held on May 7, 2013, which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedule

1.	Index to Financial Statements filed as part of this report:

Reports of Independent Registered Public Accounting Firms

• Rehmann Robson	F-1

• Gossler, Sociedad Civil, Member Crowe Horwath International	F-2

• BDO South Africa Inc.	F-3

Reports of Nitin Mittal & Co., Independent Public Accounting Firm	F-4

Consolidated Balance Sheets as of December 31, 2012, and December 31, 2011	F-5

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, and December 31, 2011	F-6

Consolidated Statements of Equity for the years ended December 31, 2012, and December 31, 2011	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2012, and December 31, 2011	F-8

Notes to Consolidated Financial Statements	F-9

2.	Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts for the two years ended December 31, 2012	F-34

3.	Exhibits.

Exhibit Number	Description

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

3.2
Amended and Restated By-Laws of SPAR Group, Inc., as adopted on May 18, 2004, as amended through November 10, 2011 (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on March 21, 2012).

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

10.18
Joint Venture Agreement dated as of March 29, 2006, by and between FACE AND COSMETIC TRADING SERVICES PTY LIMITED and SPAR International, Ltd., respecting the Corporation's subsidiary in Australia (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.19
Joint Venture Shareholders Agreement between Friedshelf 401 (Proprietary) Limited, SPAR Group International, Inc., Derek O'Brien, Brian Mason, SMD Meridian CC, Meridian Sales & Mnrechandisign (Western Cape) CC, Retail Consumer Marketing CC, Merhold Holding Trust in respect of SGRP Meridian (Proprietary) Limited, dated as of June 25, 2004, respecting SGRP's consolidated subsidiary in South Africa (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

10.20
Joint Venture Agreement dated as of September 3, 2012, by and between Combined Manufacturers National (Pty) Ltd and SGRP Meridian (Pty) Ltd, respecting SGRP's additional consolidated subsidiary in South Africa (as filed herewith).

10.21
Joint Venture Agreement dated as of August 2, 2011, by and among Todopromo, S.A. de C.V., Sepeme, S.A. de C.V., Top Promoservicios, S.A. de C.V., Conapad, S.C., Mr. Juan Francisco Medina Domenzain, Mr. Juan Francisco Medina Staines, Mr. Jorge Carlos Medina Staines, Mr. Julio Cesar Hernandez Vanegas, and SPAR Group International, Inc., respecting SGRP's consolidated subsidiary in Mexico (as filed herewith).

10.22
Joint Venture Agreement dated as of August 30, 2012, by and between National Merchandising of America, Inc., a Georgia corporation, SPAR NMS Holdings, Inc., a Nevada corporation and consolidated subsidiary of SGRP, and National Merchandising Services, LLC, a Nevada limited liability company and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2012).

10.23
Field Services Agreement dated as of September 1, 2012, between National Merchandising of America, Inc., a Georgia corporation, and National Merchandising Services, LLC, a Nevada limited liability company and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2012).

10.24
Asset Purchase Agreement dated as of March 15, 2013, between Market Force Information, Inc., a Delaware corporation, and SPAR Marketing Force, Inc., a Nevada corporation and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on March  20, 2013).

10.25
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

10.26
Secured Revolving Loan Note in the original maximum principal amount of $5,000,000 issued by the SPAR Sterling Borrowers to Sterling National Bank pursuant to (and governed by) the Sterling Loan Agreement and dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.27
Secured Revolving Loan Note in the original maximum principal amount of $1,500,000 issued by the SPAR Sterling Borrowers to Cornerstone Bank pursuant to (and governed by) the Sterling Loan Agreement and dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.28
Limited Continuing Guaranty of the obligations of the SPAR Sterling Borrowers under the Sterling Loan Agreement from Robert G. Brown and William H. Bartels in favor of the Sterling Lenders dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.29
Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated as of September 1, 2011, and effective as of June 1, 2011, among the SPAR Sterling Borrowers, the Sterling Lenders and the Sterling Agent and confirmed by Robert G. Brown and William H. Bartels as guarantors (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on March 21, 2012).

10.30
Second Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated  and effective as of July 1, 2012, among the SPAR Sterling Borrowers, the Sterling Lenders (including Cornerstone as a departing Lender), and the Sterling Agent (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on
August 10, 2012).

10.31
Third Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated as of February 8, 2013, and effective as of January 1, 2013, among the SPAR Sterling Borrowers, the Sterling Lenders and the Sterling Agent (as filed herewith).

10.32
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

10.35	Letter of Offer dated September 29, 2011, and General Business Factoring Agreement (undated) between Oxford Funding Pty Ltd and SPARfacts Pty Ltd (as filed herewith).

14.1
Code of Ethical Conduct for the Directors, Senior Executives and Employees, of SPAR Group, Inc., Amended and Restated (as of) August 1, 2012 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2012).

14.2
Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information, as amended and restated on May 1, 2004, and as further amended through March 10, 2011 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 15, 2011).

21.1	List of Subsidiaries (as filed herewith).

23.1	Consent of Rehmann Robson (as filed herewith).

23.2	Consent of Gossler, Sociedad Civil, Member Crowe Horwath International (as filed herewith).

23.3	Consent of BDO South Africa Inc. (as filed herewith)

23.4	Consent of Nitin Mittal and Co. (as filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Gary S. Raymond	Chief Executive Officer and Director
Gary S. Raymond
Date: April 1, 2013

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: April 1, 2013

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: April 1, 2013

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: April 1, 2013

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: April 1, 2013

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: April 1, 2013

/s/ Arthur B. Drogue	Director
Arthur B. Drogue
Date: April 1, 2013

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: April 1, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SPAR Group, Inc. and Subsidiaries
White Plains, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the years in the two-year period ended December 31, 2012.  Our audits also included the financial statement schedule for these years as listed in the index at Item 15.   SPAR Group, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of SPAR TODOPROMO, SAPI, de CV, a subsidiary, or SGRP Meridian (Pty) Ltd., a subsidiary, as of and for the year ended December 31, 2012 or SPAR KROGNOS Marketing Private Limited (Formerly Known as SPAR Solutions Merchandising Private Limited), a subsidiary, as of and for the year ended December 31, 2011. These statements reflect total assets constituting 24% and 2% of consolidated total assets as of December 31, 2012 and 2011, respectively, and total revenues constituting 24% and 3% of total consolidated revenue for the years then ended, respectively. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for SPAR TODOPROMO, SAPI, de CV and SGRP Meridian (Pty) Ltd. for 2012 and SPAR KROGNOS Marketing Private Limited for 2011 is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors for 2012 and 2011, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial schedule for those years, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ Rehmann Robson

Troy, Michigan
April 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SPAR TODOPROMO, SAPI, de CV

We have audited the accompanying balance sheet of SPAR TODOPROMO, SAPI, de CV, as of December 31, 2012 and the related statements of income, equity, and cash flows for the year then ended. SPAR TODOPROMO, SAPI, de CV’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPAR TODOPROMO, SAPI, de CV, as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in United States of America.

/s/ Gossler, Sociedad Civil, Member Crowe Horwath International

Mexico City, Mexico
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SGRP Meridian (Pty) Ltd.

We have audited the accompanying consolidated balance sheet of SGRP Meridian (Pty) Ltd., as of December 31, 2012 and the related consolidated statements of income and comprehensive income, equity, and cash flows for the year then ended. SGRP Meridian (Pty) Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SGRP Meridian (Pty) Ltd., as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in United States of America.

/s/ BDO South Africa, Inc.

Umhlanga, South Africa
March 4, 2013

Report of Independent Public Accounting Firm

The Board of Directors and Stockholders
SPAR KROGNOS Marketing Private Limited
(Formerly Known as SPAR Solutions Merchandising Private Limited)
New Delhi, India

We have audited the accompanying balance sheet of SPAR KROGNOS Marketing Private Limited (Formerly Known as SPAR Solutions Merchandising Private Limited), a company incorporated under the laws of India, as of December 31, 2011 and the related statements of income, equity, and cash flows for the year then ended. SPAR KROGNOS Marketing Private Limited’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPAR KROGNOS Marketing Private Limited (Formerly Known as SPAR Solutions Merchandising Private Limited), as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in United States of America.

/s/ Nitin Mittal & Co.
Chartered Accountants

New Delhi, India
March 28, 2013

SPAR Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$1,792	$1,705
Accounts receivable, net	21,414	15,461
Deferred tax	194	–
Prepaid expenses and other current assets	596	801
Total current assets	23,996	17,967

Property and equipment, net	1,777	1,523
Goodwill	1,792	1,148
Intangibles	1,468	705
Other assets	237	178
Total assets	$29,270	$21,521

Liabilities and equity
Current liabilities:
Accounts payable	$4,177	$1,819
Accrued expenses and other current liabilities	6,729	4,039
Accrued expenses due to affiliates	705	1,092
Customer deposits	263	183
Lines of credit	2,393	3,641
Total current liabilities	14,267	10,774
Long-term debt and other liabilities	268	334
Total liabilities	14,535	11,108

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares – 2,445,598 Issued and outstanding shares – none – December 31, 2012 none – December 31, 2011	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued and outstanding shares – 20,456,453 – December 31, 2012 20,103,043 – December 31, 2011	205	201
Treasury stock	(26)	–
Additional paid-in capital	14,738	13,940
Accumulated other comprehensive loss	(382)	(172)
Accumulated deficit	(1,696)	(4,626)
Total SPAR Group, Inc. equity	12,839	9,343
Non-controlling interest	1,896	1,070

Total liabilities and equity	$29,270	$21,521

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011
Net revenues	$102,766	$73,524
Cost of revenues	75,531	51,028
Gross profit	27,235	22,496

Selling, general and administrative expense	22,061	18,542
Depreciation and amortization	1,167	1,069
Operating income	4,007	2,885

Interest expense, net	129	197
Other income	(123)	(11)
Income before provision for income taxes	4,001	2,699

Provision for income taxes	550	362
Net income	3,451	2,337

Net income attributable to non-controlling interest	(521)	(123)
Net income attributable to SPAR Group, Inc.	$2,930	$2,214

Net income per basic and diluted common share:

Net income – basic	$0.14	$0.11

Net income – diluted	$0.14	$0.10

Weighted average common shares – basic	20,240	19,958

Weighted average common shares – diluted	21,606	21,327

Net income	3,451	2,337
Other comprehensive income:
Foreign currency translation adjustments	(210)	(30)
Comprehensive income	$3,241	$2,307

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands)

	Preferred Stock		Common Stock					Accumulated Other	Non-
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Controlling Interest	Total Equity
Balance at January 1, 2011	554	$6	19,314	$193	$(1)	$13,549	$(6,808)	$(142)	$450	$7,247

Preferred Stock and accrued dividends converted to common stock	(554)	(6)	609	6	–	–	–	–	–	–
Exercise of warrants			75	1	–	63	–	–	–	64
Issuance of stock options and restricted shares to employees & non- employees for services			–	–	–	420	–	–	–	420
Exercise of options			105	1	–	36	–	–	–	37
Sale of non-controlling interest of subsidiary in India			–	–	–	(127)	–	–	217	90
Establishment of new subsidiaries with non-controlling interest			–	–	–	–	–	–	158	158
Distribution of subsidiary's equity			–	–	–	–	(32)	–	122	90
Reissued treasury stock			–	–	1	(1)	–	–	–	–
Other comprehensive loss			–	–	–	–	–	(30)	–	(30)
Net income			–	–	–	–	2,214	–	123	2,337
Balance at December 31, 2011	–	$–	20,103	$201	$–	$13,940	$(4,626)	$(172)	$1,070	$10,413

Issuance of stock options and restricted shares to employees & non- employees for services			20	–	–	517	–	–	–	517
Issuance of shares for purchase of joint venture			100	1	–	164	–	–	–	165
Exercise of options			247	3	–	134	–	–	–	137
Purchase of non-controlling interest in joint ventures			–	–	–	–	–	–	368	368
Other changes to non-controlling interest			–	–	–	–	–	–	(63)	(63)
Other changes to paid-in capital			–	–	–	(17)	–	–	–	(17)
Purchase of treasury shares			(18)	–	(35)	–	–	–	–	(35)
Reissued treasury stock			4	–	9	–	–	–	–	9
Other comprehensive loss			–	–	–	–	–	(210)	–	(210)
Net income			–	–	–	–	2,930	–	521	3,451
Balance at December 31, 2012	–	$–	20,456	$205	$(26)	$14,738	$(1,696)	$(382)	$1,896	$14,735

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011
Operating activities

Net income	$3,451	$2,337
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,167	1,069
Bad debt (recoveries), net	72	(55)
Deferred tax	(194)	–
Share based compensation	517	420
Changes in non-controlling interest	305	497
Changes in operating assets and liabilities:
Accounts receivable	(6,030)	(1,438)
Prepaid expenses and other current assets	146	530
Accounts payable	2,358	15
Accrued expenses, other current liabilities and customer deposits	1,653	160
Net cash provided by operating activities	3,445	3,535

Investing activities
Purchases of property and equipment and capitalized software	(998)	(810)
Purchase of NMS, LLC subsidiary	(400)	–
Purchase of Romanian subsidiary	(60)	–
Purchase of Mexican subsidiary	(300)	(400)
Purchase of Turkish subsidiary	–	(42)
Net cash used in investing activities	(1,758)	(1,252)

Financing activities
Net payments on lines of credit	(1,224)	(1,101)
Proceeds from options exercised	137	36
Proceeds from term debt	–	244
Payment on term debt	(33)	(557)
Payments on capital lease obligations	(218)	(107)
Purchase of treasury shares	(35)	–
Net cash used in financing activities	(1,373)	(1,485)

Effect of foreign exchange rate changes on cash	(227)	(16)

Net change in cash and cash equivalents	87	782
Cash and cash equivalents at beginning of year	1,705	923
Cash and cash equivalents at end of year	$1,792	$1,705

Supplemental disclosure of cash flows information
Interest paid	$151	$205
Taxes paid	$472	$219

Supplemental disclosure of non-cash financing activities
Liability related to acquisition of Mexican subsidiary	$235	$300
Liability related to acquisition of Turkish subsidiary	$206	$–
Liability related to acquisition of NMS, LLC subsidiary	$94	$–
Liability related to South African subsidiary	$154	$–
Preferred stock converted to common stock at par	$–	$6
Acquisition of equipment through capital lease	$253	$140
Liability related to acquisition of NMS, LLC	$200	$–
Stock issuance related to acquisition of NMS, LLC	$165	$–
Conversion of working capital loan to equity	$232	$–

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Business and Organization

The SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, furniture and other product assembly services, technology services and marketing research services.  Assembly services are performed in stores, homes and offices while those other services are primarily performed in mass merchandisers, office supply, grocery, drug store, independent, convenience and electronics stores.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at the store level, and the Company may be engaged by either the retailer or the manufacturer.  Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories "on the shelf" in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, replenishing kiosks, providing in-store event staffing and providing assembly services in stores, homes and offices.  Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, special seasonal or promotional merchandising, focused product support and product recalls.  The Company also provides technology services and marketing research services.

Today the Company operates in 10 countries that encompass approximately 50% of the total world population. Although it operates in a single business segment (merchandising and marketing services), the Company currently divides its operations for marketing, administrative and other purposes into two geographic divisions: its Domestic Merchandising Services Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979; and its International Merchandising Services Division, which began operations in May of 2001 and provides similar merchandising, marketing services and in-store event staffing services in Japan, Canada, South Africa, India, Romania, China, Australia, Mexico and Turkey.

The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

Domestic Merchandising Services Division

The Company's Domestic Merchandising Services Division provides nationwide merchandising and other marketing services throughout the United States of America primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, office supply, grocery, drug store, independent, convenience and electronics stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies.

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

Primary Territory	Date Established	SGRP Percentage Ownership		Principal Office Location

United States of America	1979	100%		White Plains, New York, United States of America6

Japan	May 2001	100%		Osaka, Japan

Canada	June 2003	100%		Toronto, Canada

South Africa	April 2004	51%	1	Durban, South Africa

India	April 2004	51%	2	New Delhi, India

Australia	April 2006	51%		Melbourne, Australia

Romania	July 2009	51%	3	Bucharest, Romania

China	March 2010	51%	4	Shanghai, China

Mexico	August 2011	51%		Mexico City, Mexico

Turkey	August 2011	51%	5	Istanbul, Turkey

1
In September 2012 the Company, through its subsidiary in South Africa (SGRP Meridian), entered into a joint venture agreement to expand its operations in South Africa.  SGRP Meridian owns a 51% ownership interest in the new company; CMR Meridian (Pty) Ltd. ("CMR-Meridian").  (See Acquisition Strategies and Strategic Acquisitions, above, Note 12 to the Consolidated Financial Statements – Geographic Data, and Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below).

2
In June 2011, the Company sold 49% of its interest in its Indian subsidiary to KROGNOS Integrated Marketing Services Private Limited. In March 2013, the company purchased a 51% interest in a new subsidiary in India, Preceptor Marketing Services Private Limited, which began operations in March 2013 (See Acquisition Strategies and Strategic Acquisitions, above, Note 12 to the Consolidated Financial Statements – Geographic Data, Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, and Note 17 to the Consolidated Financial Statements – Subsequent Events, below).

3
Currently the Company owns two subsidiaries in Romania.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in May 2012, is 51% owned.  Also in May of 2012, the Company sold its 51% ownership in one of its other Romania subsidiaries, SPAR City S.R.L, to its original Local Investor (as defined below).  (See Note 12 to the Consolidated Financial Statements – Geographic Data and Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below.)

4
Currently the Company owns two subsidiaries in China.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned.  In July 2011, the Company, through its active subsidiary in China (SPAR Shanghai), entered into a joint venture agreement to expand its operations in China.  SPAR Shanghai has a 51% ownership interest in the new company; SPAR DSI Human Resource Company.  (See Note 12 to the Consolidated Financial Statements – Geographic Data and Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below.)

5
In August 2011, the Company sold its 51% ownership in its original subsidiary in Turkey to its original Local Investor, and in November 2011 the Company started a new 51% owned subsidiary to compete in this important market.    (See Note 12 to the Consolidated Financial Statements – Geographic Data and Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below.)

6
In September 2012, the Company established a new subsidiary, National Merchandising Services, LLC,  ("NMS") 51% owned by the Company, with its principal office in Georgia.  (See Acquisition Strategies and Strategic Acquisitions, above, Note 10 to the Consolidated Financial Statements – Related Party Transactions and Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below).

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Excess Cash

The Company's domestic cash balances are generally utilized to pay its bank line of credit. International cash balances, when not utilized to pay bank debt, are generally maintained in liquid cash accounts and are utilized to fund daily operations

Revenue Recognition

The Company's services are provided to its clients under contracts or agreements. The Company bills its clients based upon service fee or per unit fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. The Company's per unit fee arrangements provide for fees to be earned based on the retail sales of a client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable and are reported to the Company.

Unbilled Accounts Receivable

Unbilled accounts receivable represent services performed but not billed and are included as accounts receivable.

Doubtful Accounts and Credit Risks

The Company continually monitors the validity of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $216,000 and $57,000 at December 31, 2012, and 2011, respectively.  Bad debt expense was $72,000, for the year ended December 31, 2012.  In 2011, the Company had minimal write offs of accounts receivable resulting in recovery of $55,000 for the year ended December 31, 2011.

Major Customers - Domestic

One customer accounted for 8% and 10% of the Company’s net revenue for the years ended December 31, 2012, and 2011, resulting from merchandising and assembly services performed for a major office supply chain and for manufacturers within this chain.  These customers accounted for approximately 13% and 5% of the Company’s accounts receivable at December 31, 2012, and 2011, respectively.

In addition, approximately 7% and 10% of the Company's net revenues for the years ended December 31, 2012, and 2011, respectively, resulted from merchandising services performed for a large pharmaceutical distributor. This customer accounted for approximately 3% and 7% of the Company's accounts receivable at December 31, 2012, and 2011, respectively.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method.

Capital Lease Obligations

The Company has five outstanding capital lease obligations with interest rates ranging from 4.5% to 13.2%.  The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Amortization	Net Book Value at December 31, 2012
July, 2010	$215	$173	$42
November, 2010	48	34	14
June, 2011	140	70	70
January, 2012	224	72	152
January, 2012	29	10	19
	$656	$359	$297

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Annual future minimum lease payments required under the leases, together with the present value as of December 31, 2012, are as follows (in thousands):

Year Ending December 31,	Amount

2013	$201
2014	113
314
Less amount representing interest	17
Present value of net minimum lease payments included with other liabilities	$297

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

The Company capitalized $824,000 and $722,000 of costs related to software developed for internal use in 2012, and 2011, respectively, and recognized approximately $638,000 and $595,000 of amortization of capitalized software for the years ended December 31, 2012, and 2011, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may be higher than its fair value. If an asset is considered to be impaired, the impairment charge that would be recognized is the excess of the asset's carrying value over the asset's fair value.

Fair Value Disclosure

The carrying value of financial instruments approximates fair value.

The Company defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  To increase consistency and comparability in fair value measurements, the Company uses a three-level hierarchy that prioritizes the use of observable inputs.  The three levels are:

Level 1 – Quoted market prices in active markets for identical assets and liabilities

Level 2 – Observable inputs other than quoted market prices in active markets for identical assets and liabilities

Level 3 – Unobservable inputs

The determination of where an asset or liability falls in the hierarchy requires significant judgment.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses and the valuation of acquired intangible liabilities and are considered level 3 in the hierarchy.  The Company has valued and recorded a contingent liability related to incentive consulting fees from recent acquisitions totaling $689,000 for the year ended December 31, 2012. As of the last day of December of each fiscal year, the Company tests goodwill for impairment, by comparing the fair value of the reported goodwill to its carrying amount. The Company also calculates and tests the fair value of intangible assets and liabilities annually to insure accuracy of its carrying values as well.

Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2012 and 2011, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, and Japanese Yen.  Total International assets were $14.0 million and total liabilities were $11.1 million based on exchange rates at December 31, 2012.  International revenues for the years ended December 31, 2012 and 2011 were $59.7 million and $35.7 million, respectively. The international division reported net income of approximately $82,000 for the year ended December 31, 2012, and a net loss of $119,000 for the year ended December 31, 2011.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit. At December 31, 2012, the Company's outstanding debt totaled $2.6 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)			US Dollars (2)
United States		4.0%		$1,762
International	0.1%	-	9.4%	802
				$2,564

(1)         Per annum interest at December 31, 2012
(2)         Based on exchange rate at December 31, 2012

Based on 2012 average outstanding borrowings under variable-rate debt, a one-percentage point increase in interest rates would negatively impact annual pre-tax earnings and cash flows by approximately $14,000.

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

Stock-Based Compensation

As of January 1, 2006, ASC-718-10 (“Compensation – Stock Compensation”) became effective and applicable to the Company's accounting for its employee options. Under ASC-718-10, compensation expense is recognized in the Company's consolidated financial statements when employee stock options are granted. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the employee's requisite service period, which generally is the options' vesting period. Fair value is calculated using the Black-Scholes option pricing model. The options granted have a ten (10) year life and vest over four-year periods at a rate of 25% per year, beginning on the first anniversary of the date of grant.

The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; volatility factor of expected market price of common stock of 128% and 166% for 2012, and 2011, respectively; risk-free interest rate of 0.84% and 1.89% for 2012, and 2011, respectively; and a forfeiture rate of 5% and expected lives of ten years.

Net Income Per Share

Basic net income per share amounts are based upon the weighted average number of common shares outstanding. Diluted net income per share amounts are based upon the weighted average number of common and potential common shares outstanding except for periods in which such potential common shares are anti-dilutive. Potential common shares outstanding include stock options and restricted stock and are calculated using the treasury stock method.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the amounts disclosed for contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

The Company follows ASC-805-10, Goodwill and Other Intangible Assets, as such; goodwill is no longer amortized. At December 31, 2011, the Company adopted ASU No, 2011-08 "Intangibles – Goodwill and Other:  Testing Goodwill for Impairment" which allows for a qualitative review to be performed before a quantitative impairment analysis is undertaken.  If the qualitative analysis indicates that the goodwill is more likely than not impaired then the Company calculates the fair value of each business unit for which goodwill was recorded to determine if there was impairment.  There were no qualitative factors that gave rise to impairment in 2012 or 2011. As a result, it was determined that there was no impairment to the goodwill.

Intangible assets consist of customer contracts and lists and are amortized over periods ranging from 3 to 10 years.

Translation of Foreign Currencies

The financial statements of the foreign entities consolidated into SPAR Group, Inc. consolidated financial statements were translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts for assets and liabilities were converted at year-end rates, equity at historical rates and income statement accounts at average exchange rates for the year. The resulting translation gains and losses are reflected in accumulated other comprehensive gain or loss in the statements of stockholders' equity. Foreign currency transaction gains and losses are reflected in net earnings.

Recently Issued Accounting Standards

In 2012 the Company adopted the provisions of ASU No. 2011-05, "Comprehensive Income." This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in equity. The provisions of this ASU were applied retrospectively.

3.  Supplemental Balance Sheet Information (in thousands)

	December 31,
Accounts receivable, net, consists of the following:	2012	2011

Trade	$18,011	$11,806
Unbilled	3,577	3,309
Non-trade	42	403
	21,630	15,518

Less allowance for doubtful accounts	216	57
	$21,414	$15,461

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.  Supplemental Balance Sheet Information (in thousands)(continued)

	December 31,
Property and equipment consists of the following:	2012	2011

Equipment	$8,366	$7,866
Furniture and fixtures	570	543
Leasehold improvements	250	250
Capitalized software development costs	5,044	4,261
	14,230	12,920
Less accumulated depreciation and amortization	12,453	11,397
	$1,777	$1,523

	December 31,
Intangible assets consist of the following:	2012	2011

Customer contracts and lists	$1,804	$869
Less accumulated amortization	336	164
	$1,468	$705

The Company is amortizing the customer contracts and lists of $1.8 million on a straight line basis over lives ranging from 3 to 10 years.  Amortization expense for the year ended December 31, 2012, and December 31, 2011 was approximately $172,000 and $100,000, respectively.  The annual amortization for each of the following years succeeding December 31, 2012, are summarized as follows:

Year	Amount
2013	$266
2014	266
2015	203
2016	118
2017	118
Thereafter	497
Total	$1,468

	December 31,
Accrued expenses and other current liabilities:	2012	2011

Accrued salaries	$799	$1,005
Taxes payable	1,460	572
Loans from domestic and international partners	1,559	456
Accrued accounting and legal expenses	358	285
Final payment for purchase of Mexico subsidiary	-	300
Final payment for purchase of NMS, LLC	200	-
Contingent liabilities, incentive for consulting fees	689	-
Short term portion of capital lease obligations	178	125
Other	1,486	1,296
Accrued expenses and other current liabilities	$6,729	$4,039

4. Credit Facilities

Domestic Credit Facility:

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

Effective January 1, 2013 the Sterling Credit Facility was amended (the "Third Sterling Amendment") to reduce the interest rate to the Prime Rate (as that term is defined in the Loan Agreement) plus one quarter of one percent (1/4%) per annum.

Due to the requirement to maintain a lock box arrangement with the Agent and the Lenders' ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility will be classified as current.

The Sterling Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.  At December 31, 2012, the Company was in compliance with such covenants.

International Credit Facilities:

In October 2011, SPARFACTS Australia Pty. Ltd., replaced the Commonwealth Bank line of credit with a new receivables based secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $1.2 million (based upon the exchange rate at December 31, 2012).  The facility provides for borrowing based upon a formula as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions).  The agreement expired on October 31, 2012.  SPARFACTS is in the process of renegotiating a new agreement.

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $753,000 (based upon the exchange rate at December 31, 2012). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.  The Company was in compliance with the minimum total debt to tangible net worth covenant under this line of credit at December 31, 2012.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a loan with Mizuho Bank in the amount of 20.0 million Yen (Japanese), or approximately $232,000.  The loan is payable in monthly installments of 238,000 Yen or $2,800 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.  The outstanding balance at December 31, 2012, was approximately 14.8 million Yen or $171,000 (based upon the exchange rate at December 31, 2012).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

Summary of Company Credit and Other Debt Facilities: (in thousands)

	December 31, 2012	Average Interest Rate	December 31, 2011	Average Interest Rate
Credit Facilities Loan Balance:
United States	$1,762	4.3%	$2,621	4.8%
Australia	210	9.4%	402	10.4%
Canada	421	4.0%	618	4.0%
	$2,393		$3,641

Other Debt Facility:
Japan Term Loan	$171	0.1%	$227	0.1%

	December 31, 2012	December 31, 2011
Unused Availability:
United States	$4,248	$2,671
Australia	1,035	818
Canada	331	118
	$5,614	$3,607

Management believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next year.  However, continued international losses, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations.

5.  Income Taxes

The provision for income tax expense is summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011
Current	$744	$362
Deferred	(194)	–
	$550	$362

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Income Taxes (continued)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Provision for income taxes at federal statutory rate, net of foreign tax	$1,232	$883
State income taxes, net of federal benefit	134	102
Permanent differences	(31)	(26)
Change in valuation allowance	(1,247)	(780)
International tax provisions	333	112
Federal Alternative Minimum Tax	61	35
Change in Tax Reserve	28	22
Other	40	14
Provision for income taxes	$550	$362

Deferred taxes consist of the following (in thousands):	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$3,671	$4,989
Deferred revenue	93	128
Allowance for doubtful accounts and other receivable	33	15
Share-based compensation expense	659	573
Foreign subsidiaries	201	-
Depreciation	171	66
Acquisition costs	51	50
Other	175	174
Valuation allowance	(4,248)	(5,495)
Total deferred tax assets	806	500

Deferred tax liabilities:
Goodwill	134	117
Foreign subsidiaries	7	-
Capitalized software development costs	471	383
Total deferred tax liabilities	612	500
Net deferred taxes	$194	$–

At December 31, 2012, the Company has net operating loss carry-forwards (NOLs) of $3.6 million, related to the PIA Acquisition available to reduce future federal taxable income.  Section 382 of the Internal Revenue Code restricts the annual utilization of the NOLs incurred prior to a change in ownership. Such a change in ownership had occurred in 1999.  The Company may utilize $657,500 of the PIA NOLs per year through the year 2018.

In addition, the Company incurred NOLs related to its prior year losses totaling $6.0 million of which:

$2.5 expires in 2026,
$2.9 expires in 2027,
$0.3 expires in 2028, and
$0.2 expires in 2029.

The Company has established over time and currently has a valuation allowance reserve of approximately $4.2 million against its deferred tax asset balance at December 31, 2012.  The reduction of that reserve and the corresponding realization of these deferred tax assets is contingent upon the realization of future taxable profits over several years.  The Company does not believe such future profits are certain, and thus the requirements of ASC 740-10 for reducing that reserve are not currently met, due to the subjective nature of forecasting profits and the risks the Company faces on a daily basis as noted in Item 1A of this report, including (without limitation) the risks related to dependence on the trend of both clients and retailers towards outsourcing merchandising and marketing services, the competitive nature of the this industry, economic and retail uncertainty, reliance on the Internet and dependence upon cost of services provided by affiliates.

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

The Company adopted provisions of ASC-740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Beginning Balance	$65	$43
Additions for tax positions of prior years	28	22
Ending Balance	$93	$65

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

In management's view, the Company's tax reserves at December 31, 2012, totaling $93,000 for potential domestic state tax liabilities were sufficient to meet the requirements of ASC-740-10. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

Details of the Company's tax reserves at December 31, 2012, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$73	$15	$6	$93
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$73	$15	$6	$93

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $829,000 and $602,000 for 2012, and 2011, respectively. Equipment lease expense was approximately $219,000 and $143,000 for 2012, and 2011, respectively.  At December 31, 2012, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

Year	Amount
2013	$1,144
2014	578
2015	509
2016	370
2017	239
Thereafter	341
Total	$3,181

Legal Matters

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

7.  Treasury Stock

Pursuant to the SPAR Group, Inc., 2012 Stock Repurchase Program (the "Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on August 8, 2012, and ratified on November 8, 2012, under the Repurchase Program, SGRP may repurchase shares of its common stock through August 8, 2015, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). As of December 31, 2012, 17,689 shares have been repurchased under this program. It should be noted that 4,671 shares were utilized for the Employee Stock Purchase Plan, leaving a total of 13,018 shares of Treasury Stock at December 31, 2012.  The Company anticipates continuing its Repurchase Program throughout 2013.  (See Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities above).

8.  Preferred Stock

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time.  The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock.  The number of shares authorized by such certificate of incorporation and designation was, however, reduced to 2,445,598 shares of remaining authorized preferred stock by the conversions described in the next paragraph and could be further reduced by amendment or redemption to facilitate the creation of any other SGRP Preferred Series. At December 31, 2012, no shares of SGRP Series A Preferred Stock were issued and outstanding.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Preferred Stock (continued)

On December 31, 2010, there were 338,801 shares of such Series A Preferred Stock owned by a non-SGRP retirement plan whose trustee is and beneficiaries include Robert G. Brown (who is a co-founder, director, executive officer and significant stockholder of SGRP), and 215,601 shares of such Series A Preferred Stock owned by a non-SGRP retirement plan whose trustee is and beneficiaries include William H. Bartels (who also is a co-founder, director, executive officer and significant stockholder of SGRP), which shares collectively constituted all of the outstanding shares of Series A Preferred Stock. Those shares were originally purchased pursuant to subscription agreements on March 31, 2008, and September 24, 2008, at the closing Nasdaq bid price of SGRP Common Stock for the preceding trading day, which was $1.12 per share for the March purchases and $0.86 per share for the September purchases.  The offer and sale of such Preferred Stock was not registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.  For more information respecting these purchases, see Item 13 - Certain Relationships and Related Transactions, and Director Independence, above, and Note 10 to the Consolidated Financial Statements – Related Party Transactions, below.

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

Shares purchased by employees and consultants under the SP Plans were 22,270 and 26,172 for 2012, and 2011, respectively.  As of December 31, 2012, 93,465 shares remain outstanding under the SP Plan.

The Company's expense resulting from the 15% discount offered to employees and consultants was immaterial for all years presented.

Retirement/Pension Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. The Company made a contribution of $76,000 in the fourth quarter of 2012.  The Company made a contribution of $57,000 in the fourth quarter of 2011.

10.  Related Party Transactions

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Amended and Restated (as of) August 1, 2012 (the "Ethics Code").  Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity.  Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as the case may be, as well as the ownership, board, executive and other positions in SMS, SMSI, SIT, NMA and others (as defined and described below) held by certain directors, officers or employees of SGRP or their family members.  The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in clause I.2(l) of the Audit Committee's Charter.  The Governance Committee and Audit Committee each consist solely of independent outside directors.

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

Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are the sole stockholders of SPAR Marketing Services, Inc. ("SMS") and SPAR Management Services, Inc. ("SMSI").  Mr. Brown is the sole stockholder of SPAR InfoTech, Inc. ("SIT").  Mr. Brown is a director and officer of SMS and SIT.  Mr. Bartels is a director and officer of SMSI.

SMS and SMSI provided approximately 98% of the domestic merchandising specialist field force used by the Company for both the years ended December 31, 2012 and 2011, respectively, and approximately 93% of the domestic field management used by the Company at a total cost of approximately $24 million and $22 million for the years ended December 31, 2012 and 2011, respectively.  Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended in 2011, the Company received merchandising services from SMS through the use of approximately 7,300 field merchandising specialists.  SMS also furnishes (without charge) approximately 200 handheld computers used by field merchandising specialists in the performance of various merchandising and marketing services in the United States, which the Company estimates has an aggregate value of approximately $2,000 to $3,000 per month. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, in 2011, the Company received management services from SMSI through the use of 55 full-time national, regional and district managers.  For those services, the Company has agreed to reimburse SMS and SMSI for their total costs of providing those services and to pay SMS and SMSI each a premium equal to 4% of their respective total costs (the "Plus 4 % Compensation").  Those costs include all field expenses of SMS, all payroll and employment tax expenses of SMSI and all legal and other administrative expenses paid by either of them. The net total Plus 4% Compensation earned by SMS and SMSI for services rendered was approximately $914,000 and $836,000 for the years ended December 31, 2012 and 2011, respectively.  The Company also provides certain administrative services directly to SMS and SMSI, without charge, for accounting, human resource and legal services, which the Company believes is more efficient if paid directly, and would otherwise have been subject to cost plus reimbursement.  The value of these services was approximately $416,000 and $390,000 for the years ended December 31, 2012 and 2011, respectively.

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such reimbursable costs or Plus 4% Compensation. However, since SMS and SMSI are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

National Marketing Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests.  (See Note 13 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below.) Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA.  Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS.

NMA is expected to provide substantially all of the domestic merchandising specialist field force used by NMS.  Pursuant to the terms of the Field Services Agreement dated as of July 31, 2012, as amended (the "NMA Services Agreement"), NMS will receive merchandising services from NMA through the use of approximately 1,100 field merchandising specialists.  For those services, the Company has agreed to reimburse NMA for its total costs of providing those services and to pay NMA a premium equal to 2% of its total costs (the "Plus 2% Compensation").  Those costs include all field expenses, payroll and employment tax expenses of NMA but exclude certain field merchandiser taxes and legal and other administrative expenses.  Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin are included in such reimbursable costs or Plus 2% Compensation.

NMS commenced operations as of September 1, 2012.  NMA provided all of the domestic merchandising specialist field force used by NMS and 5% of the total domestic merchandising specialist field force used by the Company (including NMS) for the four month period ended December 31, 2012.  The total Plus 2% Compensation earned by NMA for services rendered was approximately $31,000 for the four month period ended December 31, 2012.

In connection with the approval of those related party agreements with NMA, the Board approved, based (in part) on the recommendation and approval of its Governance Committee (which is comprised solely of independent directors), the restated Ethics Code.  As a result, the newly approved NMA Field Services Agreement is, and the previously approved affiliate contracts (See "Transactions with Related Persons, Promoters and Certain Control Persons" in SGRP's 2012 Proxy Statement) continue to be, exempted from various conflict prohibitions in the Ethics Code.  The Ethics Code changes were not intended to substantively alter the code's existing prohibitions and exceptions applicable to the directors and executive officers of SGRP.

The Company continues to purchase services from SMS, SMSI and NMA because it believes the terms it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services.  The Company believes it is the largest and most important customer of SMS, SMSI and NMA (and from time to time may be their only customer), and accordingly the Company is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SMS, SMSI and NMA than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business.  The Company periodically evaluates these fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by SMS, SMSI and NMA.  The most recent such survey showed that the rates negotiated with SMS, SMSI and NMA are in fact slightly less than those charged by unrelated vendors providing similar services.  Based on an analysis performed by management,  the Company believes that its cost of revenue would have increased by at least $800,000 and $650,000 for the years ended December 31, 2012 and 2011, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described above.  See also Item 1A - Dependence Upon and Cost of Services Provided by Affiliates and Potential Conflicts in Services Provided by Affiliates, above.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

The following transactions occurred between the Company and the above affiliates (in thousands):

	Year Ended December 31,
	2012	2011
Services provided by affiliates:
Field merchandiser services (SMS)	$19,236	$17,555

Field management services (SMSI)	$4,538	$4,283

Field merchandiser services (NMA)	$1,601	$-

Handheld computer leases (SMS)	$-	$77

Total services provided by affiliates	$25,375	$21,915

Accrued expenses due to affiliates (in thousands):	December 31,
	2012	2011
Total accrued expenses due to affiliates	$705	$1,092

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

In addition to the above, SMSI purchases insurance coverage for worker compensation, casualty and property insurance risk for itself, SMS (and through SMS under contacts with its field merchandising specialists) and the Company from Affinity Insurance, Ltd. ("Affinity").  SMSI owns minority (less than 1%) equity interest in Affinity, and Mr. Robert G. Brown is a director of Affinity.  The Affinity insurance premiums for such coverage are ultimately charged to SMSI, SMS (and through SMS to its covered field merchandising specialists) and the Company based on the contractual arrangements of the parties.

On December 31, 2010, there were 338,801 shares of SGRP's Series A Preferred Stock owned by a non-SGRP retirement plan whose trustee is and beneficiaries include Robert G. Brown (who is a co-founder, director, executive officer and significant stockholder of SGRP), and there were 215,601 shares of SGRP's Series A Preferred Stock owned by a non-SGRP retirement plan whose trustee is and beneficiaries include William H. Bartels (who also is a co-founder, director, executive officer and significant stockholder of SGRP), which shares collectively constituted all of the outstanding shares of Series A Preferred Stock issued by SGRP. Those shares were originally purchased pursuant to subscription agreements on March 31, 2008, and September 24, 2008, at the closing Nasdaq bid price of SGRP's Common Stock for the preceding trading day, which was $1.12 per share for the March purchases and $0.86 per share for the September purchases.  Each share of SGRP's Series A Preferred Stock could be converted into one share of SGRP's Common Stock (at the rate of one to one), at the option of the holder and without further consideration, and accumulated dividends at the rate of ten percent per annum.  SGRP's Audit Committee and Board of Directors each reviewed and unanimously approved this transaction, including the pricing, conversion and other terms of the Preferred Stock and the affiliated relationship of the parties. The offer,  sale and conversion of such Preferred Stock were  not  registered under the Securities Act or other securities laws, as they were a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

On or before March 10, 2011, Mr. Brown and Mr. Bartels, as trustees of those plans, each had requested that their plan's preferred shares be converted into SGRP's Common Stock in accordance with its terms, and in order to facilitate conversion of those shares by payment of all accrued and unpaid dividends, on March 10, 2011, SGRP's Board of Directors (i) fixed March 10, 2011, as the applicable record date for determination of the holders of the SGRP's Series A Preferred Stock eligible to receive such dividends, (ii) declared a dividend on such SGRP's Series A Preferred Stock equal to the accrued and unpaid dividends thereon, payable in shares of SGRP's Common Stock valued at their market value ($2.34 per share) on such record date, and (iii) authorized the issuance of the shares of SGRP's Common Stock necessary to effect such conversion (554,402 shares) and accrued dividend payment (54,584 shares) in consideration of the preferred shares surrendered and the accrued dividends thereby satisfied.  As a result of such conversions and stock dividends, on March 11, 2011, Mr. Brown's plans received 372,158 shares of SGRP's Common Stock (33,357 shares of which were for accrued dividends) and Mr. Bartels' plan received 236,828 shares of SGRP's Common Stock (21,227 shares of which were for accrued dividends).

In the event of any material dispute in the business relationships between the Company and SMS, SMSI, SIT or NMA it is possible that Mr. Brown, Mr. Bartels or Mr. Burdekin may have one or more conflicts of interest with respect to these relationships and such dispute could have a material adverse effect on the Company.

11.  Stock Based Compensation

SGRP currently grants options to its eligible directors, officers and employees and certain employees of its affiliates to purchase shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to the 2008 Stock Compensation Plan (as amended, the "2008 Plan").  SGRP also has granted stock options that continue to be outstanding under various predecessor stock option plans (each a "Prior Plan").  The Prior Plans consist of the following: the Amended and Restated 1995 Stock Option Plan (the "1995 Plan"); and the 2000 Stock Option Plan ("2000 Plan"), which succeeded the 1995 Plan.  Each Prior Plan will continue to be outstanding for the purposes of any remaining outstanding options issued under it for so long as such options are outstanding.  As described below, SGRP also has the authority to issue other types of stock-based awards under the 2008 Plan, but to date has only issued restricted stock in addition to such options.

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

SGRP's stockholders approved and adopted the 2008 Plan in May of 2008, as the successor to the Prior Plans with respect to all new options issued, and an amendment to the 2008 Plan in May of 2009, permitting the discretionary repricing described below. The 2008 Plan provides for the granting of either incentive or nonqualified stock options to purchase SGRP Shares, restricted SGRP Shares, and restricted stock units, stock appreciation rights and other awards based on SGRP Shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of award other than stock options.  Unless terminated sooner as provided therein, the 2008 Plan will terminate on May 28, 2018, which is ten years from the 2008 Plan Effective Date, and no further Awards may be made under it.  However, any existing Awards made prior to such termination will continue in accordance with their respective terms and will continue to be governed by the 2008 Plan.  Stock options granted under the 2008 Plan have a maximum term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders (whose terms are limited to a maximum of five years), and SGRP has generally issued options having maximum terms.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11.  Stock Based Compensation (continued)

The 2008 Plan (as amended in 2009) gives SGRP's Compensation Committee the full authority and complete flexibility from time to time to designate and modify (in its discretion) one or more of the outstanding awards (including their exercise and base prices and other components and terms) to (among other things) restore their intended values and incentives to their holders. However, the exercise price, base value or similar component (if equal to SGRP's full stock price at issuance) of any award cannot be lowered to an amount that is less than the Fair Market Value (as defined in the 2008 Plan) on the date of the applicable modification, and no modification can adversely affect an awardee's rights or obligations under an award without the awardee's consent. No further consent of SGRP's stockholders is required for any repricing or other modification of any outstanding or other aware under the 2008 Plan, including those previously issued under predecessor plans.  Awards have only been repriced once (in 2009) to date pursuant to this authority.

Stock options and other stock based awards under the 2008 Plan may be issued from time to time by SGRP in its discretion to the Company's executives and other employees and generally are included in the annual incentive plans of SGRP's executives.  The Company's management may present recommendations for such awards to the Compensation Committee at any of its regular quarterly meetings, although recently most recommendations have been made at the August meeting other than those for new employees.  The Chairman of the Board or the Compensation Committee may make those recommendations respecting Mr. Raymond, Mr. Raymond as Chief Executive Officer makes those recommendations respecting Mr. Segreto, Ms. Belzer and Ms. Franco, as well as for any new officer, and each of those executives in turn are allocated potential option shares for their departments and make recommendations respecting those under their supervision (subject to review and approval by Mr. Raymond).  In recommending to the Compensation Committee the actual number of options (and options shares covered) or other stock based award to be granted to each individual, the person making the recommendation makes an assessment of the individual's contribution to the Company's overall performance, the individual's successful completion of a special project, and any significant increase or decrease in the participant's abilities, responsibilities and performance of his or her duties.  The Compensation Committee reviews and discusses managements' recommendations at its meeting and determines whether and to what extent to approve and grant the proposed stock option or other stock based awards to executives and employees of the Company pursuant to the 2008 Plan.

The stock options issued under the 2008 Plan are typically "nonqualified" (as a tax matter), have a ten (10) year maximum life (term) and vest during the first four years following issuance at the rate of 25% on each anniversary date of their issuance.  SGRP has the authority to issue other types of stock-based awards under the 2008 Plan, but to date has only issued restricted stock in addition to stock options. The Company accounts for its employee and affiliate employee stock option expense as compensation expense in the Company's consolidated financial statements when the stock options are granted, as now required by applicable accounting principles. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the requisite service period, which generally is the options' vesting period. Fair value is calculated using the Black-Scholes option pricing model.

Summary of Stock Compensation Plan Activities During 2012:

	Outstanding Options
Plan	Beginning Balance	Granted	Exercised	Cancelled	December 31, 2012 Balance
2008 Plan	2,734,624	430,000	(229,765)	(38,700)	2,896,159
2000 Plan	184,608	–	(10,874)	(8,500)	165,234
Total	2,919,232	430,000	(240,639)	(47,200)	3,061,393

	Restricted Stock
Plan:	Beginning Balance at 1/1/2012	Shares Granted during 2012	Shares Vested during 2012	Shares Cancelled during 2012	Unvested Restricted Stock shares outstanding at12/31/2012
2008 Plan	100,000	-	20,000	-	80,000
2000 Plan	-	25,000	-	-	25,000

Based upon the Black-Scholes calculation, share-based compensation expense related to employee and non-employee stock option grants totaled $434,000 and $418,000 for the years ended December 31, 2012 and 2011, respectively. The unamortized expense as of December 31, 2012, was approximately $860,000 for outstanding stock option grants.  The impact of the total share-based compensation expense on basic/diluted earnings per share was $0.02 for both years ended December 31, 2012 and 2011.

On May 18, 2012, 40,000 new stock option grants were issued to  non-employee directors at an exercise price of $1.23, which represents the fair market value of a share of the Company's common stock on May 18, 2012, as determined in accordance with the Company's 2008 Stock Compensation Plan.  The estimated stock compensation expense is $41,400, which will be recognized ratably over the four-year vesting period.

During 2012, 390,000 new stock option grants were issued to employees, officers, and certain employees of its affiliate at an average exercise price of $1.10, which represents the fair market value of a share of the Company's common stock on August 1, 2012, as determined in accordance with the Company's 2008 Stock Compensation Plan.  The estimated stock compensation expense is $336,700, which will be recognized ratably over the four-year vesting period.

Pursuant to the 2008 Plan, SGRP's Compensation Committee authorized a restricted SGRP common stock award of 100,000 shares on March 10, 2011 (the "2011 RS Award"), and 25,000 shares on August 1, 2012 (the "2012 RS Award"), as additional compensation to Gary S. Raymond, the Company's Chief Executive Officer and President.  The restricted shares vest in five equal parts on each of the five anniversaries following the award date (20,000 shares a year in the case of the 2011 RS Award, which started to vest on March 10, 2012, and 5,000 shares a year in the case of the 2012 RS Award, which starts to vest on August 1, 2013), so long as Mr. Raymond continues to be so employed by the Company on the applicable vesting date.  If Mr. Raymond leaves such employment, he will lose his right to receive any unvested shares.  The compensation expense related to each such award will be amortized by the Company over the five (5) year vesting period, starting on the issuance date of each award (March 10, 2011, and August 1, 2012, respectively).  The Company recorded compensation expenses for the period ended December 31, 2012, of $46,844 for the 2011 RS Award and $1,961 for the 2012 RS Award.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11.  Stock Based Compensation (continued)

The following table summarizes stock option activity under SGRP's plans:

	Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2011	2,681,639	$0.64
2011
Granted	395,750	$1.24
Exercised	(112,626)	0.44
Canceled or expired	(45,531)	0.89
Options outstanding, December 31, 2011	2,919,232	$0.64
2012
Granted	430,000	$1.12
Exercised	(240,639)	0.54
Canceled or expired	(47,200)	1.14
Options outstanding, December 31, 2012	3,061,393	$0.71

Option price range at December 31, 2012	$0.40	to	$4.65

	2012	2011

Grant date weighted average fair value of options granted during the year	$1.12	$1.24

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11.  Stock Based Compensation (continued)

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
Less than $1.01	2,226,185	6.60	$0.51	1,672,435	$0.51
$1.01 - $2.00	827,208	8.74	1.24	165,216	1.24
$2.01 - $4.00	7,750	6.46	3.23	2,750	3.23
Greater than $4.00	250	.60	4.65	250	4.65
Total	3,061,393			1,840,651

12. Geographic Data

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division.  The Company uses those divisions to improve its administration and operational and strategic focuses, and it tracks and reports certain financial information separately for each of those divisions, as described in Item 1 – Business in our Annual Report, above.  The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.  Set forth below are summaries (in thousands) of the Company's net revenues from its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and from its international (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain international subsidiaries as a percent of consolidated net revenue, operating income for the years ended December 31, 2012 and 2011, respectively, and long lived assets by geographic area at December, 2012 and 2011, respectively (in thousands):

	Year Ended December 31,
	2012	2011	% increase
Net revenues:
United States	$43,096	$37,809	14.0%
International	59,670	35,715	67.0%
Total net revenues	$102,766	$73,524	39.7%

	Year Ended December 31,
	2012		2011
Net international revenues:		% of consolidated net revenue		% of consolidated net revenue
Mexico	$14,602	14.2%	$4,649	6.3%
South Africa	9,893	9.7	4,454	6.1
Australia	7,205	7.0	8,232	11.2
Canada	6,949	6.8	6,467	8.8
Japan	6,267	6.1	4,280	5.8
Romania	4,421	4.3	1,049	1.4
China	4,210	4.1	3,890	5.3
All Others	6,123	5.9	2,694	3.7
Total international revenue	$59,670	58.1%	$35,715	48.6%

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Geographic Data (continued)

	Year Ended December 31,
	2012	2011
Operating income:
United States	$3,299	$2,774
International	708	111
Total operating income	$4,007	$2,885

	Years Ended December 31
	2012	2011
Long lived assets:
United States	$3,145	$2,169
International	2,129	1,385
Total long lived assets	$5,274	$3,554

13.  Purchase of Interests in Subsidiaries

The following contains descriptions of the Company's purchases of interests in its operating subsidiaries during the years ended December 31, 2012 and 2011.  In each of the subsidiaries noted below the Company, through its various agreements with the applicable Local Investor, has provided for appropriate exit strategies that are fair and equitable for each partner.  The terms "Global Contributions", "Local Investor" and "Local Contributions" are used in those purchase descriptions as such terms are described and defined in Item 1 - Acquisition Strategies and Strategic Acquisitions, above.

For each of the above, see generally Item 1 - The Company's Domestic and International Geographic Divisions and Acquisition Strategies and Strategic Acquisitions, above, and Item 1A - Risks Associated with International andDomestic Joint Venture Subsidiaries, Risks of Having Material Local Investors in International and Domestic Joint Venture Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, above.

SPAR DSI (China)

In July 2011, the Company's subsidiary in China, SPAR (Shanghai) Marketing Management Company Ltd ("SPAR Shanghai") entered into an agreement with Beijing DSI Management Consulting Company Ltd. ("DSI"), creating a new consolidated subsidiary for the Company called SPAR DSI Human Resource Company ("SPAR DSI") in order to expand the Company's operations throughout the People's Republic of China.  SPAR Shanghai purchased a majority (51%) of the equity interests in SPAR DSI and the Company provided and provides its usual Global Contributions, while DSI as the Local Investor purchased the remaining minority (49%) non-controlling interest in SPAR DSI and provided and provides the usual Local Contributions.  The new company started operations in November 2011.

SPAR Todopromo (Mexico)

In August 2011, the Company expanded its operations in North America by entering into an agreement with various companies and persons operating as Grupo TODOPROMO ("Grupo Todopromo") to create a new consolidated subsidiary of the Company in Mexico called SPAR TODOPROMO, SAPI, de CV. ("SPAR Todopromo"), which began operations in September 2011.  The Company purchased a majority (51%) of the equity interests in SPAR Todopromo and provided and provides its usual Global Contributions, while Grupo Todopromo as the Local Investor purchased the remaining minority (49%) non-controlling interest in SPAR Todopromo.  Grupo Todopromo also provides and continues to provide the usual Local Contributions.  The Company's initial investment in Mexico was $702,000 which consists of $2,000 in capital and $700,000 paid to Grupo for intangible assets.  $400,000 was paid in September 2011 and the balance of $300,000 was paid in August 2012.  The Company has recorded $400,000 as an intangible asset and $300,000 as goodwill in respect of this subsidiary.

In January 2012, the Company and Grupo Todopromo agreed to convert a portion of their respective initial working capital loans into equity.  As a result of this decision, the Company's equity position increased from $2,000 to $233,694.

In September 2012, the Company recorded additional goodwill and a contingent liability of $200,000 related to incentive consulting fee payments to Grupo Todopromo, resulting in total goodwill of $500,000.  Approximately $188,000 of that incentive consulting fee was earned in 2012.

The following is a pro forma calculation of the amounts of Grupo Todopromo’s revenue and earnings that would have been included in the Company’s consolidated income statement for the year ended December 31, 2011 and the revenue and net income of the combined entity, had the Todopromo acquisition date  been January  1, 2011, instead of September 2011 (in thousands):

	Revenue	Net Income
Actual from September 1 to December 31, 2011	$4,649	$(65)
2011 Supplemental pro forma from January 1 to December 31, 2011	$83,900	$2,400
2011 Adjusted supplemental pro forma from January 1 to December 31, 2011	$83,900	$2,500

The adjusted supplemental pro forma earnings for 2011 excluded $118,000 of acquisition-related costs incurred in 2011.

SPAR NDS (Turkey)

In August 2011, the Company entered into an agreement with two companies in Turkey, NDS TANITIM DANIŞMANLIK HİZMETLERİ and GIDA TEKSTİL TURİZM PAZARLAMA TİCARET LİMİTED ŞİRKETİ (together, the "Turkish Investors"), to reestablish operations in this market.  The agreement created a new consolidated subsidiary for the Company called SPAR NDS ("SPAR NDS"). The new subsidiary started operations in November 2011.  The Company purchased a majority (51%) of the equity interests in SPAR NDS and provided and provides its usual Global Contributions, while the Turkish Investors as the Local Investor together purchased the remaining minority (49%) non-controlling interest in SPAR NDS and provided and provides the usual Local Contributions.  The Company's total investment in Turkey is approximately $344,232, which includes $206,497 recorded as a contingent liability for future incentive consulting fees, described below.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Purchase of Interests in Subsidiaries (continued)

During the first three years of operations, SPAR NDS may be required to pay NDS owners an Incentive Consulting Fee (“Consulting Fee”) calculated at 25% of EBITDA in excess of base earnings of approximately $148,000 per year.  The maximum Consulting Fee for the three year period is not to exceed $424,000.  A projected consulting fee of $206,497 was calculated and  recorded as a contingent liability at December 31, 2012.  The Company has completed its purchase price valuation, including the impact of the potential Consulting Fee, at their related fair market values and as a result has recorded the following allocation of these costs between identifiable intangibles and goodwill in 2012:

Intangible asset	$258,060
Goodwill	86,172
$344,232

BIP (Romania)

In May 2012, the Company finalized the purchase (effective as of April 1, 2012), for $60,000, of 51% ownership in Business Ideas Provider GRUP SRL ("BIP"), a Romanian limited liability company in Bucharest, Romania, which became a consolidated subsidiary of the Company.  The Company purchased a majority (51%) of the equity interests in BIP and provided and provides its usual Global Contributions, while Business Ideas Provider SRL as the Local Investor owes the remaining minority (49%) non-controlling interest in BIP and provided and provides the usual Local Contributions.  The fair market value of the stock purchased by the Company was approximately $79,000, therefore the Company recorded a gain of $19,000 on the acquisition.

The following is a pro forma calculation of the amounts of BIP's revenue and earnings that would have been included in the Company's consolidated income statement for the years ended December 31, 2012 and 2011, and the revenue and net income for the combined entity, had the BIP acquisition date been January 1, 2011, instead of as of April 1, 2012 (in thousands):

	Revenue	Net Income
Actual from April 1 to December 31, 2012	$4,140	$172

2012 Supplemental pro forma from January 1 to December 31, 2012	$108,175	$3,077

2011 Supplemental pro forma from January 1 to December 31, 2011	$78,413	$2,257

NMS (USA)

In September 2012, the Company made a domestic acquisition that also used its international strategy of seeking a minority (i.e., non-controlling) non-affiliated Local Investor for the Company's new consolidated subsidiary in Georgia, U.S.A.  As with most of its international counterparts, the Company acquired a 51% interest in National Merchandising Services, LLC, a newly formed Nevada limited liability company ("NMS"), and provided and provides its usual Global Contributions, and since then NMS has been a part of the Company's consolidated financial reports.  NMS provides merchandising services in the U.S.A. to multiple Fortune 500 companies previously supplied by its Local Investor.  The Local Investor in this case is National Merchandising of America, Inc., a Georgia corporation ("NMA"), which owns a 49% interest in NMS and will provide field merchandising services to NMS pursuant to a Field Services Agreement with NMS.  In addition, NMA contributed substantially all of its customers to NMS and provided and provides the usual Local Contributions.

NMS is part of the Company's consolidated financial reports and the business acquired by NMS is currently generating approximately $3 million in annual revenue, specializing primarily on in-store merchandising and new store opening and remodeling projects.  In its first four months of operations, NMS generated $1,922,000 in revenue and $138,000 in net income attributable to the Company.  The Company's total investment in NMS is $859,050, which consists of the following (1) $510 in capital, (2) a cash payment of $400,000 to NMA and a $200,000 non-interest bearing promissory note paid on January 2, 2013, (3) issuance of SPAR common stock worth $165,000 to NMA, and (4) a contingent liability of $93,540 described below.

NMS agreed to pay an incentive consulting fee ("Consulting Fee") to NMA based on NMS achieving certain earnings goals in each of the next three 12 month periods.  The Consulting Fee is calculated based on 50% of NMS earnings in excess of an annual base earnings of $500,000. The maximum consideration for the Consulting Fee could be as much as $600,000.  The projected consulting fee is approximately $93,540 and has been recorded as a contingent liability at December 31, 2012.  The Company has completed its valuation of the fair value and related allocation between identifiable intangibles and goodwill, and recorded the following in 2012:

Intangible asset	$526,320
Goodwill	332,730
$859,050

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Purchase of Interests in Subsidiaries (continued)

The following is a pro forma calculation of the amounts of NMS’s revenue and earnings that would have been included in the Company's consolidated income statement for the years ended December 31, 2012 and 2011, and the revenue and net income for the combined entity, had the NMS acquisition date been January 1, 2011, instead of as of April 1, 2012 (in thousands):

	Revenue	Net Income
Actual from September 1 to December 31, 2012	$1,922	$138

2012 Supplemental pro forma from January 1 to December 31, 2012	$106,396	$3,190

2011 Supplemental pro forma from January 1 to December 31, 2011	$76,839	$1,326

CMR-Meridian (South Africa)

In September 2012, the Company's existing local consolidated subsidiary, SGRP Meridian (Pty) Ltd. ("SGRP Meridian"), acquired a majority (51%) of the equity interests in CMR Meridian (Pty) Ltd. ("CMR-Meridian"), while the Company provided and provides its usual Global Contributions.  Combined Manufacturers National (Pty) Ltd ("CMR") acquired the remaining minority (49%) non-controlling interest in CMR-Meridian as its Local Investor, contributed substantially all of its customers to CMR-Meridian and provided the usual Local Contributions.  SGRP Meridian and CMR-Meridian are both are part of the Company's consolidated financial reports.

CMR-Meridian initiated operations on October 1, 2012 and the Company provided approximately $380,000 in a working capital loan to assist SGRP Meridian in this new joint venture.  SGRP Meridian, through the joint venture agreement with CMR, paid approximately $73,000 at closing and recorded a contingent liability in the amount of $154,000 respecting the fair value of potential future payments required to be made by SGRP Meridian to CMR provided certain financial conditions are achieved by CMR-Meridian in 2013 and 2014. The required payments based on an exchange rate of Rand to US Dollars at December 31, 2012, are as follows:   (a) $66,000 if CMR-Meridian achieves $247,000 of earnings before interest and taxes for the twelve month period ending December 31, 2013; and (b) $88,000 if CMR-Meridian achieves $435,000 of earnings before interest and taxes for the twelve month period ending December 31, 2014.  If during these two periods the earnings before interest and taxes is lower than $435,000 the payment in each year will be reduced proportionately.

In addition to the above payments, CMR-Meridian may be required to pay CMR an Incentive Consulting Fee provided CMR-Meridian meets the following financial criteria.   Should CMR-Meridian's earnings before interest and taxes exceed $435,000 in each of the following twelve month periods ending December 31, CMR-Meridian will pay to CMR:

•	For 2013, the payment will be 50% of the excess earnings up to a maximum of $304,000,

•	For 2014,– the payment will be 25% of the excess earnings up to a maximum of $176,000, and

•	For 2015, the payment will be 10% of the excess earnings up to a maximum of $84,000.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.  Purchase of Interests in Subsidiaries (continued)

At the end of the first three full years of operations, an additional bonus of $108,000 will be paid by CMR-Meridian to CMR if the combined cumulative earnings before interest and taxes exceed $1.3 million provided that in each year, a minimum $435,000 in earnings is achieved.  Based on current projections, the Company does not believe at this time that CMR-Meridian will meet the criteria to earn the Incentive Consulting Fee, therefore no contingent liability has been recorded as of December 31, 2012.  However, the Company will continue to evaluate the potential for the Incentive Consulting Fee through 2013.

The following is a pro forma calculation of the amounts of CMR's revenue and earnings that would have been included in the Company's consolidated income statement for the years ended December 31, 2012 and 2011, and the revenue and net income for the combined entity, had the acquisition date for CMR been January 1, 2011, instead of as of October 1, 2012 (in thousands):

	Revenue	Net Income
Actual from October 1 to December 31, 2012	$2,364	$36

2012 Supplemental pro forma from January 1 to December 31, 2012	$113,067	$2,963

2011 Supplemental pro forma from January 1 to December 31, 2011	$87,326	$2,574

Aggregate Effects of Purchases of Subsidiary Interests

The aggregate effects of the above described purchases of subsidiary interests and related transactions on the net income attributed to the Company and transfers from the non-controlling interest are as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Net income attributed to SPAR Group, Inc.	$2,930	$2,214
Increase/(Decrease) in SPAR Group, Inc. paid in capital for sale/purchase of subsidiaries common stock	164	(159)
Change from net income attributed to SPAR Group, Inc. and transfer from/to non-controlling interest	$3,094	$2,055

The purpose of the above schedule is to disclose the effects of changes in the Company's ownership interest in its subsidiaries on the Company's equity.

For each of the above, see generally Item 1 - The Company's Domestic and International Geographic Divisions and Acquisition Strategies and Strategic Acquisitions, above, Item 1A - Risks Associated with International andDomestic Joint Venture Subsidiaries, Risks of Having Material Local Investors in International and Domestic Joint Venture Subsidiaries, above.

14.   Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2012	2011
Numerator:
Net income	$2,930	$2,214

Denominator:
Shares used in basic net income per share calculation	20,240	19,958
Effect of diluted securities:
Stock options	1,366	1,369
Shares used in diluted net income per share calculations	21,606	21,327

Basic net income per common share:	$0.14	$0.11
Diluted net income per common share:	$0.14	$0.10

15. Mergers

 In 2011, the Company entered into merger agreements between several of its inactive subsidiaries in an effort to simplify the Company's reporting structure. The following inactive subsidiaries were merged into SPAR Acquisition, Inc. (as the survivor):

•	SPAR Marketing, Inc.
•	PIA Merchandising Co., Inc.
•	SPAR Incentive Marketing, Inc.

The following inactive subsidiary was merged into SPAR Group International, Inc. (as the survivor):

•	SPAR All Store Marketing Services, Inc.

There is no expected tax or reporting impact expected from the above mergers, as all such subsidiaries were inactive.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.  Customer Deposits

Customer deposits at December 31, 2012, were $263,000 ($176,000 from domestic operations and $87,000 from international operations) compared to $183,000 at December 31, 2011 ($188,000 from domestic operations and ($5,000) from international operations). The increase in customer deposits is primarily due to the increase in such business in Australia and Mexico.

17.  Subsequent Events

Effective January 1, 2013 the Sterling Credit Facility was amended (the "Third Sterling Amendment") to reduce the interest rate to the Prime Rate (as that term is defined in the Loan Agreement) plus one quarter of one percent (1/4%) per annum (instead of the higher Prime Rate plus three quarters of one percent (3/4%) per annum, as previously charged).

The following contains descriptions of the Company's purchases of interests in or assets for its operating subsidiaries that occurred after December 31, 2012.  The terms "Global Contributions", "Local Investor" and "Local Contributions" are used in those purchase descriptions as such terms are described and defined in Item 1 - Acquisition Strategies and Strategic Acquisitions, above.

For each of the following, see generally Item 1 - The Company's Domestic and International Geographic Divisions and Acquisition Strategies and Strategic Acquisitions, above.

Preceptor (India)

In March of 2013, the Company purchased a majority (51%) of the equity interests in Preceptor Marketing Services Private Limited ("Preceptor"), a recently formed Indian corporation, from Krognos Integrated Marketing Services Private Limited ("Krognos"), and Preceptor became a new consolidated subsidiary of the Company.  The Company paid also provided and provides the usual Global Contributions to Preceptor, while Krognos as the Local Investor retained the remaining minority (49%) non-controlling interest in Preceptor and provided and provides the usual Local Contributions.  Krognos also is the Local Investor in the Company's existing subsidiary in India, SPAR Krognos Marketing Private Limited.  Preceptor will enable the Company to service clients not serviced by its existing Indian subsidiary.  The Company paid $20,000 for its interest in Preceptor, and Preceptor became a consolidated subsidiary of the Company on March 1, 2013.  See Item 1A - Risks Associated with International andDomestic Joint Venture Subsidiaries, Risks of Having Material Local Investors in International and Domestic Joint Venture Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, above.

Certain MFI Assets (USA)

In March of 2013, the Company also purchased general merchandising service and certain in-store audit service businesses from Market Force Information, Inc. ("MFI"), a leading customer intelligence solution provider.  The acquired in-store audit services include the price, point of sale, out of stock, intercept and planogram audits managed by MFI's New York office.  With this acquisition, the Company has entered the growing in-store audit service business and expanded its existing general merchandising service and client base domestically.

The purchase was made pursuant to the Asset Purchase Agreement dated as of March 15, 2013 (the "Purchase Agreement") between MFI, as the seller, and SPAR Marketing Force, Inc. ("SMF"), a consolidated subsidiary of SGRP and its principal domestic operating company.  The purchase was completed at the end of the day on March 15, 2015.  The Purchase Price under the Purchase Agreement consisted of a cash purchase price of $1,300,000 and the assumption of certain specified liabilities (principally those arising after the closing under the assumed contracts).  The Company plans to complete its purchase price valuation analysis during 2013 and record an appropriate intangible asset based on its analysis.  In addition, SMF entered into a Consulting Services Agreement and a Transition Services Agreement with MFI, under which MFI will provide certain services, equipment and facilities for up to one year, and various assignments and other transfer documents.

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period		(Recovered From)/Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2012:

Deducted from asset accounts:
Allowance for doubtful accounts	$162	(2)	72	18	$216

Year ended December 31, 2011:

Deducted from asset accounts:
Allowance for doubtful accounts	$143		(55)	31	$57

(1)	Uncollectible accounts written off, net of recoveries

(2)	Includes $105,000 of allowance for doubtful accounts related to acquisition of BIP (see Note 13 to the consolidated financial statements –Purchase of Interests in Subsidiaries)