Form 10-Q
period 2013-03-31
SPAR GROUP INC
filed 2013-05-15
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2013.
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

On March 31, 2013, there were 20,474,043 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:                      FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$3,388	$1,792
Accounts receivable, net	18,489	21,414
Deferred tax	194	194
Prepaid expenses and other current assets	1,261	596
Total current assets	23,332	23,996

Property and equipment, net	1,861	1,777
Goodwill	1,792	1,792
Intangibles	2,698	1,468
Other assets	324	237
Total assets	$30,007	$29,270

Liabilities and equity
Current liabilities:
Accounts payable	$4,603	$4,177
Accrued expenses and other current liabilities	7,160	6,729
Accrued expenses due to affiliates	1,276	705
Customer deposits	715	263
Lines of credit	1,081	2,393
Total current liabilities	14,835	14,267
Long-term debt and other liabilities	215	268
Total liabilities	15,050	14,535

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares – none – March 31, 2013 and none – December 31, 2012	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued and outstanding shares – 20,474,043 – March 31, 2013 and 20,456,453 – December 31, 2012	205	205
Treasury stock	(26)	(26)
Additional paid-in capital	14,872	14,738
Accumulated other comprehensive loss	(580)	(382)
Accumulated deficit	(1,652)	(1,696)
Total SPAR Group, Inc. equity	12,819	12,839
Non-controlling interest	2,138	1,896
Total liabilities and equity	$30,007	$29,270

Note:
The Balance Sheet at December 31, 2012, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

 SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Net revenues	$26,177	$21,047
Cost of revenues	20,145	15,278
Gross profit	6,032	5,769

Selling, general and administrative expenses	5,371	5,022
Depreciation and amortization	303	277
Operating income	358	470

Interest expense	31	51
Other income	(13)	(82)
Income before provision for income taxes	340	501

Provision for income taxes	127	42
Net income	213	459

Net income attributable to the non-controlling interest	(169)	(152)
Net income attributable to SPAR Group, Inc.	$44	$307

Basic/diluted net income per common share:

Net income - basic	$-	$0.02

Net income - diluted	$-	$0.01

Weighted average common shares – basic	20,465	20,117

Weighted average common shares – diluted	21,612	21,467

Net income	213	459
Other comprehensive income:
Foreign currency translation adjustments	(198)	(42)
Comprehensive income	$15	$417

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statement of Equity
(unaudited)
(In thousands)

	Preferred Stock		Common Stock					Accumulated Other	Non-
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Controlling Interest	Total Equity
Balance at January 1, 2013	–	$–	20,456	$205	$(26)	$14,738	$(1,696)	$(382)	$1,896	$14,735

Issuance of stock options and restricted shares to employees & non- employees for services			–	–	–	125	–	–	–	125
Exercise of options			18	–	–	9	–	–	–	9
Other changes to non-controlling interest			–	–	–	–	–	–	73	73
Other comprehensive loss			–	–	–	–	–	(198)	–	(198)
Net income			–	–	–	–	44	–	169	213
Balance at March 31, 2013	–	$–	20,474	$205	$(26)	$14,872	$(1,652)	$(580)	$2,138	$14,957

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
 (In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$213	$459
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	303	277
Bad debt (recoveries), net	(3)	17
Share based compensation	125	153
Changes in non-controlling interest	73	-
Changes in operating assets and liabilities:
Accounts receivable	2,909	775
Prepaid expenses and other assets	(752)	(76)
Accounts payable	426	1,582
Accrued expenses, other liabilities and customer deposits	1,707	(215)
Net cash provided by operating activities	5,001	2,972

Investing activities
Purchases of property, equipment and capitalized software	(337)	(239)
Purchase of MFI business	(1,300)	-
Final payment for the purchase of NMS, LLC	(200)	-
Purchase of India Preceptor	(21)	-
Net cash used in investing activities	(1,858)	(239)

Financing activities
Net payments on lines of credit	(1,312)	(2,675)
Proceeds from options exercised	9	5
Payments on term debt	(8)	(9)
Payments on capital lease obligations	(57)	(53)
Net cash used in financing activities	(1,368)	(2,732)

Effects of foreign exchange rate on cash	(179)	(40)

Net change in cash and cash equivalents	1,596	(39)
Cash and cash equivalents at beginning of period	1,792	1,705
Cash and cash equivalents at end of period	$3,388	$1,666

Supplemental disclosure of cash flows information
Interest paid	$31	$55
Taxes paid	$39	$13

Supplemental disclosure of non-cash financing activities
Acquisition of equipment through capital leases	$-	$253

See accompanying notes.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.           Basis of Presentation

The accompanying unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report for 2012 on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2013 (the  "2012 Annual Report"), and SGRP's Proxy Statement for its 2013 Annual Meeting of Stockholders as filed with the SEC on April 19, 2013 (the "2013 Proxy Statement"). The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.           Business and Organization

The SPAR Group is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, in-store audit service, product sampling, furniture and other product assembly services, technology services and marketing research services.  Assembly services are performed in stores, homes and offices while those other services are primarily performed in mass merchandisers, office supply, grocery, drug store, independent, convenience and electronics stores.

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

As of March 31, 2013 the Company operates in 10 countries that encompass approximately 50% of the total world population. Although it operates in a single business segment (merchandising and marketing services), the Company currently divides its operations for marketing, administrative and other purposes into two geographic divisions: its Domestic Merchandising Services Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979; and its International Merchandising Services Division, which began operations in May of 2001 and provides similar merchandising, marketing services and in-store event staffing services in Japan, Canada, South Africa, India, Romania, China, Australia, Mexico and Turkey.  The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

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

2
In June 2011, the Company sold 49% of its interest in its Indian subsidiary to KROGNOS Integrated Marketing Services Private Limited. In March 2013, the company purchased a 51% interest in a new subsidiary in India, Preceptor Marketing Services Private Limited, which began operations in March 2013.

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

6
In September 2012, the Company established a new subsidiary, National Merchandising Services, LLC, ("NMS") 51% owned by the Company, with its principal office in Georgia.  In March 2013, the Company purchased general merchandising service and certain in-store audit service businesses from Market Force Information, Inc. (“MFI”).

For more information respecting the Company's business and operations, please see Item 1 - Business and Organization in the Company's 2012 Annual Report.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

3.           Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:

Net income attributable to SPAR Group, Inc.	$44	$307

Denominator:
Shares used in basic net income per share calculation	20,465	20,117

Effect of diluted securities:
Employee stock options	1,147	1,350

Shares used in diluted net income per common share calculation	21,612	21,467

Basic net income per common share	$-	$0.02

Diluted net income per common share	$-	$0.01

4. Credit Facilities

Domestic Credit Facility:

SGRP and certain of its domestic subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., and SPAR Acquisition, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the "Borrowers"), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern its new credit facility with them (the "Sterling Credit Facility").  In June 2011, the maturity date of the Sterling Credit Facility was extended until July 31, 2013.  The Sterling Credit Facility was amended effective as of July 1, 2012 (the "Second Sterling Amendment"), to: (1) increase the maximum available revolving loan amount to $6.5 million from Sterling National Bank and remove Cornerstone Bank as a lender, (2) reduce the interest rate to prime plus three quarters of one percent (3/4%) per annum, and (3) release and discharge each Guarantor as noted below.  Effective January 1, 2013, the Sterling Credit Facility was further amended (the "Third Sterling Amendment") to reduce the interest rate to the Prime Rate (as that term is defined in the Loan Agreement) plus one quarter of one percent (1/4%) per annum (instead of the higher rate that was provided under the Second Sterling Amendment), which interest rate automatically changes with each change in such Prime Rate.

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

International Credit Facilities:

In October 2011, SPARFACTS Australia Pty. Ltd. replaced the Commonwealth Bank line of credit with a new receivables based secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $1.3 million (based upon the exchange rate at March 31, 2013).  The facility provides for borrowing based upon a formula as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions).  The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request.  SPARFACTS is in the process of negotiating new financing.

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $737,000 (based upon the exchange rate at March 31, 2013). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.

The Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, has secured a loan with Mizuho Bank in the amount of 20.0 million Yen (Japanese), or approximately $212,000.  The loan is payable in monthly installments of 238,000 Yen or $2,500 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.  The outstanding balance at March 31, 2013, was approximately 14 million Yen or $149,000 (based upon the exchange rate at March 31, 2013).

Summary of Company Credit and Other Debt Facilities: (in thousands)

	March 31, 2013	Average Interest Rate	December 31, 2012	Average Interest Rate
Credit Facilities
Loan Balance:
United States	$713	3.5%	$1,762	4.3%
Australia	44	9.1%	210	9.4%
Canada	324	4.0%	421	4.0%
	$1,081		$2,393

Other Debt Facility:
Japan Term Loan	$149	0.1%	$171	0.1%

	March 31, 2013	December 31, 2012
Unused Availability:
United States	$3,471	$4,248
Australia	1,208	1,035
Canada	413	331
	$5,092	$5,614

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

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

5.           Capital Lease Obligations

The Company has five outstanding capital lease obligations with interest rates ranging from 4.5% to 13.2%.  The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Amortization	Net Book Value at March 31, 2013
July, 2010	$215	$191	$24
November, 2010	48	39	9
June, 2011	140	82	58
January, 2012	224	93	131
January, 2012	29	12	17
	$656	$417	$239

Annual future minimum lease payments required under the leases, together with the present value as of March 31, 2013, are as follows (in thousands):

Year Ending December 31,	Amount

2013	$140
2014	113
253
Less amount representing interest	14
Present value of net minimum lease payments included with other liabilities	$239

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

SMS and SMSI provided approximately 98% and 99% of the domestic merchandising specialist field force used by the Company (other than NMS, as defined below) for the three months ended March 31, 2013 and 2012, respectively, and approximately 94% and 93% of the domestic field management used by the Company at a total cost of approximately $5.1 million and $5.7 million for the three months ended March 31, 2013 and 2012, respectively.  Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended in 2011, the Company received merchandising services from SMS through the use of approximately 7,300 field merchandising specialists.  SMS also furnishes (without charge) approximately 200 handheld computers used by field merchandising specialists in the performance of various merchandising and marketing services in the United States, which the Company estimates has an aggregate value of approximately $2,000 to $3,000 per month. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, in 2011, the Company received management services from SMSI through the use of 60 full-time national, regional and district managers.  For those services, the Company has agreed to reimburse SMS and SMSI for their total costs of providing those services and to pay SMS and SMSI each a fee equal to 4% of their respective total costs (the "Plus 4 % Compensation").  Those costs include all field expenses of SMS, all payroll and employment tax expenses of SMSI and all legal and other administrative expenses paid by either of them. The net total Plus 4% Compensation earned by SMS and SMSI for services rendered was approximately $196,000 and $213,000 for the three months ending March 31, 2013 and 2012, respectively.  The Company also provides certain administrative services directly to SMS and SMSI, without charge, for accounting, human resource and legal services, which the Company believes is more efficient if paid directly, and would otherwise have been subject to cost plus reimbursement.  The value of these services was approximately $106,000 and $104,000 for the three months ended March 31, 2013 and 2012, respectively.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such reimbursable costs or Plus 4% Compensation. However, since SMS and SMSI are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

National Marketing Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests.  (See Note 11 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below.) Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA.  Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS.

NMA is expected to provide substantially all of the domestic merchandising specialist field force used by NMS.  Pursuant to the terms of the Field Services Agreement dated as of July 31, 2012, as amended (the "NMA Services Agreement"), NMS will receive merchandising services from NMA through the use of approximately 1,100 field merchandising specialists.  For those services, the Company has agreed to reimburse NMA for its total costs of providing those services and to pay NMA a fee equal to 2% of its total costs (the "Plus 2% Compensation").  Those costs include all field expenses, payroll and employment tax expenses of NMA but exclude certain field merchandiser taxes and legal and other administrative expenses.  Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin are included in such reimbursable costs or Plus 2% Compensation.

NMS commenced operations as of September 1, 2012.  NMA provided all of the domestic merchandising specialist field force used by NMS and 12% of the total domestic merchandising specialist field force used by the Company (including NMS) for the three months ended March 31, 2013.  The total Plus 2% Compensation earned by NMA for services rendered was approximately $11,000 for the three months ended March 31, 2013.

In connection with the approval of those related party agreements with NMA, the Board approved, based (in part) on the recommendation and approval of its Governance Committee (which is comprised solely of independent directors), the restated Ethics Code.  As a result, the newly approved NMA Field Services Agreement is, and the previously approved affiliate contracts (See "Transactions with Related Persons, Promoters and Certain Control Persons" in SGRP's 2013 Proxy Statement) continue to be, exempted from various conflict prohibitions in the Ethics Code.  The Ethics Code changes were not intended to substantively alter the code's existing prohibitions and exceptions applicable to the directors and executive officers of SGRP.

The Company continues to purchase services from SMS, SMSI and NMA because it believes the terms it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services.  The Company believes it is the largest and most important customer of SMS, SMSI and NMA (and from time to time may be their only customer), and accordingly the Company is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SMS, SMSI and NMA than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business.  The Company periodically evaluates these fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by SMS, SMSI and NMA.  The most recent such survey showed that the rates negotiated with SMS, SMSI and NMA are in fact slightly less than those charged by unrelated vendors providing similar services.  Based on an analysis performed by management, the Company believes that its cost of revenue would have increased by at least $150,000 and $171,000 for the three months ended March 31, 2013 and 2012, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services.  All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described above.  See also Dependence Upon and Cost of Services Provided by Affiliates and Potential Conflicts in Services Provided by Affiliates in Item 1A (Risk Factors) in SGRP's 2012 Annual Report.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended March 31,
	2013	2012
Services provided by affiliates:
Field merchandiser services (SMS)	$4,111	$4,609

Field management services (SMSI)	$980	$1,090

Field merchandiser services (NMA)	$541	$-

Total services provided by affiliates	$5,632	$5,699

	March 31, 2013	December 31, 2012
Accrued expenses due to affiliates:
Total accrued expenses due to affiliates	$1,276	$705

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

In addition to the above, SMSI purchases insurance coverage for worker compensation, casualty and property insurance risk for itself, SMS and (through SMS under contracts with them) it's field merchandising specialists, and the Company from Affinity Insurance, Ltd. ("Affinity").  SMSI owns minority (less than 1%) equity interest in Affinity, and Mr. Robert G. Brown is a director of Affinity.  The Affinity insurance premiums for such coverage are ultimately charged to SMSI, SMS (and through SMS to its covered field merchandising specialists) and the Company based on the contractual arrangements of the parties.

In the event of any material dispute in the business relationships between the Company and SMS, SMSI, SIT or NMA, it is possible that Mr. Brown, Mr. Bartels or Mr. Burdekin may have one or more conflicts of interest with respect to these relationships and such dispute could have a material adverse effect on the Company.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

7.           Preferred Stock

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time.  The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock.  As of March 31, 2013 there are 2,445,598 shares of SGRP Series A Preferred Stock authorized and available for issuance under SGRP's certificate of incorporation and Certificate of Designation of Series "A" Preferred Stock.  The number of shares authorized by such designation could, however, be reduced by amendment or redemption to facilitate the creation of other SGRP Preferred Series.

8.           Stock-Based Compensation and Other Plans

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

Based upon the Black-Scholes calculation, share-based compensation expense related to employee and non-employee stock option grants totaled $107,000 and $55,000 for the three months ended March 31, 2013 and 2012, respectively.  The unamortized expense as of March 31, 2013, was approximately $753,000 for outstanding stock option grants.  The impact of the total share-based compensation expense on basic/diluted earnings per share was approximately half a cent for both the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013, new stock option grants covering 13,000 SGRP Shares were awarded to one outside director and one new employee of the Company and SMSI at an exercise price of $1.70 and $1.89 per share respectively, which represents the fair market value of a SGRP Share.

Pursuant to the 2008 Plan, SGRP's Compensation Committee authorized a restricted SGRP common stock award of 100,000 shares on March 10, 2011 (the "2011 RS Award"), and 25,000 shares on August 1, 2012 (the "2012 RS Award"), as additional compensation to Mr. Raymond, the Company's Chief Executive Officer and President.  The restricted shares vest in five equal parts on each of the five anniversaries following the award date (20,000 shares a year in the case of the 2011 RS Award, which started to vest on March 10, 2012, and 5,000 shares a year in the case of the 2012 RS Award, which starts to vest on August 1, 2013), so long as Mr. Raymond continues to be so employed by the Company on the applicable vesting date.  If Mr. Raymond leaves such employment, he will lose his right to receive any unvested shares.  The compensation expense related to each such award will be amortized by the Company over the five (5) year vesting periods, starting on the issuance date of each award (March 10, 2011, and August 1, 2012, respectively).  The Company recorded compensation expenses for the period ended March 31, 2013, of $16,482 for the 2011 RS Award and $1,154 for the 2012 RS Award.  The unamortized expense as of March 31, 2013 was approximately $24,000 for the 2011 RS Award and $138,000 for the 2012 RS Award.

In 2001, SGRP adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaced its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company, and the CSP Plan allows employees of the affiliates of the Company (See Note 6 - Related Party Transactions, above), to purchase SGRP's Common Stock from SGRP without having to pay any brokerage commissions. On August 8, 2002, SGRP's Board approved a 15% discount for employee purchases of Common Stock under the ESP Plan and recommended that its affiliates pay 15% of the value of the stock purchased as a cash bonus for affiliate consultant purchases of Common Stock under the CSP Plan.  The maximum amount that any employee or consultant can contribute to those plans per quarter is $6,250 and the total number of shares reserved by the Company for purchase under those purchase plans is 500,000.  Shares purchased by employees and consultants under those purchase plans were 1,061 for the three month period ended March 31, 2013.  The Company's expense resulting from the 15% discount offered to employees and consultants was immaterial for all years presented.  For more information respecting the Company's stock option and compensation plans, please see "Stock Compensation Plans" in the Company's 2013 Proxy Statement.

9.           Customer Deposits

Customer deposits at March 31, 2013, were $715,000 ($507,000 from domestic operations and $208,000 from international operations) compared to $263,000 at December 31, 2012 ($176,000 from domestic operations and $87,000 from international operations).

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

11.        Purchase of Interests in Subsidiaries

The following contains descriptions of the Company's purchases of interests in its operating subsidiaries during the three month period ended March 31, 2013.  In each of the subsidiaries noted below the Company, through its various agreements with the applicable Local Investor, has provided for appropriate exit strategies that are fair and equitable for each partner.  The terms "Global Contributions", "Local Investor" and "Local Contributions" are used in those purchase descriptions as such terms are described and defined in Item 1 - Acquisition Strategies and Strategic Acquisitions in the Company's 2012 Annual Report.

BIP (Romania)

In May 2012, the Company finalized the purchase (effective as of April 1, 2012), for $60,000, of 51% ownership in Business Ideas Provider GRUP SRL ("BIP"), a Romanian limited liability company in Bucharest, Romania, which became a consolidated subsidiary of the Company.  The Company purchased a majority (51%) of the equity interests in BIP and is providing its usual Global Contributions, while Business Ideas Provider SRL as the Local Investor owns the remaining minority (49%) non-controlling interest in BIP and is providing the usual Local Contributions.  The fair market value of the stock purchased by the Company was approximately $79,000; therefore the Company recorded a gain of $19,000 on the acquisition.
The following table includes the amount of BIP's revenue and earnings included in the Company's consolidated income statement for the three months ended March 31, 2013 and a pro forma calculation of the amounts of BIP's revenue and earnings that would have been included in the Company's consolidated income statement for the three months ended March 31, 2012, had the BIP acquisition date been January 1, 2012, instead of as of April 1, 2012 (in thousands):

	Revenue	Net Income
Actual BIP from January 1 to March 31, 2013	$1,187	$20

2013 consolidated from January 1 to March 31, 2013	$26,177	$44

2012 Supplemental pro forma from January 1 to March 31, 2012	$22,316	$282

NMS (USA)

In September 2012, the Company made a domestic acquisition that also used its international strategy of seeking a minority (i.e., non-controlling) non-affiliated Local Investor for the Company's new consolidated subsidiary in Georgia, U.S.A.  As with most of its international counterparts, the Company acquired a 51% interest in National Merchandising Services, LLC, a newly formed Nevada limited liability company ("NMS"), and is providing its usual Global Contributions, and since then NMS has been a part of the Company's consolidated financial reports.  NMS provides merchandising services in the U.S.A. to multiple Fortune 500 companies previously supplied by its Local Investor.  The Local Investor in this case is National Merchandising of America, Inc., a Georgia corporation ("NMA"), which owns a 49% interest in NMS and will provide field merchandising services to NMS pursuant to a Field Services Agreement with NMS.  In addition, NMA contributed substantially all of its customers to NMS and is providing the usual Local Contributions.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

NMS agreed to pay an incentive consulting fee ("Consulting Fee") to NMA based on NMS achieving certain earnings goals in each of the next three 12 month periods.  The Consulting Fee is calculated based on 50% of NMS earnings in excess of the annual base earnings of $500,000. The maximum consideration for the Consulting Fee could be as much as $600,000.  The projected consulting fee is approximately $93,540 and has been recorded as a contingent liability at December 31, 2012 and March 31, 2013.  The Company has completed its valuation of the fair value and related allocation between identifiable intangibles and goodwill, and recorded the following in 2012.  The intangible asset is being amortized over ten years.  The amortization expense was $13,158 for the three months ended March 31, 2013.

Intangible asset	$526,320
Goodwill	332,730
$859,050

The following table includes the amount of NMS's revenue and earnings included in the Company's consolidated income statement for the three months ended March 31, 2013 and a pro forma calculation of the amounts of NMS's revenue and earnings that would have been included in the Company's consolidated income statement for the three months ended March 31, 2012, had the NMS acquisition date been January 1, 2012, instead of as of September, 2012 (in thousands):
	Revenue	Net Income
Actual NMS from January 1 to March 31, 2013	$767	$70

2013 Consolidated from January 1 to March 31, 2013	$26,177	$44

2012 Supplemental pro forma from January 1 to March 31, 2012	$21,699	$379

CMR-Meridian (South Africa)

In September 2012, the Company's existing local consolidated subsidiary, SGRP Meridian (Pty) Ltd. ("SGRP Meridian"), acquired a majority (51%) of the equity interests in CMR Meridian (Pty) Ltd. ("CMR-Meridian"). Combined Manufacturers National (Pty) Ltd ("CMR") acquired the remaining minority (49%) non-controlling interest in CMR-Meridian as its Local Investor, contributed substantially all of its customers to CMR-Meridian and provided the usual Local Contributions while the Company is providing its usual Global Contributions.  SGRP Meridian and CMR-Meridian are both are part of the Company's consolidated financial reports.

CMR-Meridian initiated operations on October 1, 2012 and the Company provided approximately $380,000 in a working capital loan to assist SGRP Meridian in this new joint venture.  SGRP Meridian, through the joint venture agreement with CMR, paid approximately $73,000 at closing and recorded a contingent liability in the amount of $154,000 respecting the fair value of potential future payments required to be made by SGRP Meridian to CMR provided certain financial conditions are achieved by CMR-Meridian in 2013 and 2014. The required payments based on an exchange rate of Rand to US Dollars at March 31, 2013, are as follows:   (a) $69,000 if CMR-Meridian achieves $228,000 of earnings before interest and taxes for the twelve month period ending December 31, 2013; and (b) $92,000 if CMR-Meridian achieves $228,000 of earnings before interest and taxes for the twelve month period ending December 31, 2014.  If during these two periods the earnings before interest and taxes is lower than $228,000 the payment in each year will be reduced proportionately.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

In addition to the above payments, CMR-Meridian may be required to pay CMR an Incentive Consulting Fee provided CMR-Meridian meets the following financial criteria.   Should CMR-Meridian's earnings before interest and taxes exceed $228,000 in each of the following twelve month periods ending December 31, CMR-Meridian will pay to CMR:

For 2013, the payment will be 50% of the excess earnings up to a maximum of $159,000,

For 2014, the payment will be 25% of the excess earnings up to a maximum of $93,000, and

For 2015, the payment will be 10% of the excess earnings up to a maximum of $44,000.

At the end of the first three full years of operations, an additional bonus of $57,000 will be paid by CMR-Meridian to CMR if the combined cumulative earnings before interest and taxes exceed $684,000 provided that in each year, a minimum $228,000 in earnings is achieved.  Based on current projections, the Company does not believe at this time that CMR-Meridian will meet the criteria to earn the Incentive Consulting Fee, therefore no contingent liability has been recorded as of December 31, 2012 or March 31, 2013.  However, the Company will continue to evaluate the potential for the Incentive Consulting Fee throughout 2013.

The following table includes the amount of CMR's revenue and earnings included in the Company's consolidated income statement for the three months ended March 31, 2013 and a pro forma calculation of the amounts of CMR's revenue and earnings that would have been included in the Company's consolidated income statement for the three months ended March 31, 2012, had the CMR acquisition date been January 1, 2012, instead of as of September, 2012 (in thousands):

	Revenue	Net Income
Actual CMR from January 1 to March 31, 2013	$2,020	$19

2013 Consolidated from January 1 to March 31, 2013	$26,177	$44

2012 Supplemental pro forma from January 1 to March 31, 2012	$21,996	$308

Preceptor (India)

In March of 2013, the Company purchased a majority (51%) of the equity interests in Preceptor Marketing Services Private Limited ("Preceptor"), a recently formed Indian corporation, from Krognos Integrated Marketing Services Private Limited ("Krognos"), and Preceptor became a new consolidated subsidiary of the Company.  The Company also is providing the usual Global Contributions to Preceptor, while Krognos as the Local Investor retained the remaining minority (49%) non-controlling interest in Preceptor and is providing the usual Local Contributions.  Krognos also is the Local Investor in the Company's existing subsidiary in India, SPAR Krognos Marketing Private Limited.  Preceptor will enable the Company to service clients not serviced by its existing Indian subsidiary.  The Company paid $21,000 for its interest in Preceptor, and Preceptor became a consolidated subsidiary of the Company on March 1, 2013.

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

The purchase was made pursuant to the Asset Purchase Agreement dated as of March 15, 2013 (the "Purchase Agreement") between MFI, as the seller, and SPAR Marketing Force, Inc. ("SMF"), a consolidated subsidiary of SGRP and its principal domestic operating company.  The purchase was completed at the end of the day on March 15, 2013.  The Purchase Price under the Purchase Agreement consisted of a cash purchase price of $1,300,000 and the assumption of certain specified liabilities (principally those arising after the closing under the assumed contracts).  The Company plans to complete its purchase price valuation analysis during 2013 and record the appropriate intangible assets and or goodwill based on its analysis.  In addition, SMF entered into a Consulting Services Agreement and a Transition Services Agreement with MFI, under which MFI will provide certain services, equipment and facilities for up to one year, and various assignments and other transfer documents.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

The following is a pro forma calculation of the amounts of MFI's revenue and earnings that would have been included in the Company's consolidated income statement for the three months ended March 31, 2013 and 2012, and the revenue and net income for the combined entity, had the MFI acquisition date been January 1, 2013, instead of as of March 15, 2013 (in thousands):

	Revenue	Net Income
Actual MFI from March 15 to March 31, 2013	$454	$52

2013 Supplemental pro forma from January 1 to March 31, 2013	$28,340	$(110)

2012 Supplemental pro forma from January 1 to March 31, 2012	$24,223	$548

For each of the above subsidiary interest purchases, see generally Item 1 - The Company's Domestic and International Geographic Divisions and Acquisition Strategies and Strategic Acquisitions, and Item 1A - Risks Associated with International and Domestic Joint Venture Subsidiaries, Risks of Having Material Local Investors in International and Domestic Joint Venture Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, all in the Company's 2012 Annual Report.

12.        Geographic Data

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division.  The Company uses those divisions to improve its administration and operational and strategic focuses, and it tracks and reports certain financial information separately for each of those divisions, as described in Item 1 – Business in the Company's 2012 Annual Report.  The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics.  The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.  Set forth below are summaries of the Company's net revenues from its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and from its international (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain international subsidiaries as a percent of consolidated net revenue, operating income (loss) and long lived assets by geographic area for 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenues:
United States	$9,689	$9,285
International	16,488	11,762
Total net revenues	$26,177	$21,047

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	Three Months Ended March 31,
	2013		2012
Net revenues international:		% of consolidated net revenue		% of consolidated net revenue
South Africa	$3,986	15.2%	$1,915	9.1%
Mexico	3,525	13.5	3,243	15.4
Australia	1,924	7.3	1,464	7.0
China	1,670	6.4	865	4.1
Canada	1,324	5.1	1,438	6.8
Japan	1,298	5.0	1,272	6.0
Romania	1,187	4.5	-	-
All Others	1,574	6.0	1,565	7.5
Total international revenues	$16,488	63.0%	$11,762	55.9%

	Three Months Ended March 31,
	2013	2012
Operating income:
United States	$306	$332
International	52	138
Total operating income	$358	$470

	March 31, 2013	December 31, 2012
Long lived assets:
United States	$4,557	$3,145
International	2,118	2,129
Total long lived assets	$6,675	$5,274

13.        Supplemental Balance Sheet Information (in thousands)

	March 31, 2013	December 31, 2012
Accounts receivable, net, consists of the following:
Trade	$14,580	$18,011
Unbilled	3,209	3,577
Non-trade	808	42
	18,597	21,630
Less allowance for doubtful accounts	108	216
Accounts receivable, net	$18,489	$21,414

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

	March 31, 2013	December 31, 2012
Property and equipment, net, consists of the following:
Equipment	$8,466	$8,366
Furniture and fixtures	574	570
Leasehold improvements	250	250
Capitalized software development costs	5,244	5,044
	14,534	14,230
Less accumulated depreciation and amortization	12,673	12,453
Property and equipment, net	$1,861	$1,777

	March 31, 2013	December 31, 2012
Intangible assets consist of the following:
Customer contracts and lists	$3,085	$1,804
Less accumulated amortization	387	336
	$2,698	$1,468

The Company is amortizing the customer contracts of $3,085 on a straight line basis between 3 and 10 years.  Amortization expense for the three months ended March 31, 2013 and 2012 was approximately $51 and $33, respectively.  The annual amortization expense for each of the following years is as follows:

Year	Amount
2013	$461
2014	526
2015	463
2016	378
2017	378
Thereafter	492
Total	$2,698

	March 31, 2013	December 31, 2012
Accrued expenses and other current liabilities consist of the following:
Accrued salaries payable	$708	$799
Taxes payable	1,376	1,460
Loans from domestic and international partners	1,523	1,559
Accrued accounting and legal expense	556	358
Final payment for purchase of NMS, LLC	-	200
Contingent liabilities, incentive for consulting fees	689	689
Short term portion of capital lease obligations	154	178
Other	2,154	1,486
Accrued expenses and other current liabilities	$7,160	$6,729

14.        Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2013 and 2012, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, Japanese Yen and Chinese Yuan.  Total international assets were $14.6 million and total liabilities were $11.9 million based on exchange rates at March 31, 2013.  International revenues for the three months ended March 31, 2013 and 2012 were $16.5 million and $11.8 million, respectively. The international division reported net loss of approximately $147,000 and net income of $44,000 for the three months ended March 31, 2013 and 2012 respectively.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited) (continued)

15.        Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At March 31, 2013, the Company's outstanding lines of credit and other debt totaled approximately $1.2 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)			US Dollars (2)
United States		3.5%		$713
International	0.1%	-	9.1%	517
				$1,230
(1)	Based on interest rate at March 31, 2013.
(2)	Based on exchange rate at March 31, 2013.

16.        Taxes

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements.  Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.  The Company's tax reserves at March 31, 2013, and December 31, 2012, totaled $99,000 and $93,000, respectively, for potential domestic state tax and federal tax liabilities.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. state and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2009 through the present. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

There are "forward-looking statements" contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2013 (the "2012 Annual Report"), in SGRP's Proxy Statement for its 2013 Annual Meeting of Stockholders as filed with the SEC on April 19, 2013 (the "2013 Proxy Statement"), and the Company's other filings under applicable law with the SEC (including this Quarterly Report, the Company's 2012 Annual Report and the 2013 Proxy Statement, each a "SEC Report").  "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),  Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws"). The Company's forward-looking statements include, in particular and without limitation, the discussions in this Quarterly Report under the heading "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources" and in the Company's 2012 Annual Report under the headings "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".  You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

You should carefully consider all forward-looking statements, risk factors and the other risks, cautions and information noted in this Quarterly Report, the Company's 2012 Annual Report and the Company's other SEC Reports  that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions, expectations and best estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

Although the Company believes that its plans, intentions, expectations and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions, expectations or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described in Item 1A – "Risk Factors" in the Company's 2012 Annual Report and any other risks, cautions or information contained in or incorporated by reference into any applicable SEC Report.  All forward-looking and other statements and information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other risks, cautions and information.

You should not place undue reliance on the Company's forward-looking statements and similar information because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control.  The Company's forward-looking statements, risk factors and other risks, cautions and information (whether contained in this Quarterly Report or other applicable SEC Report) are based on the information currently available to the Company and speak only as of the date specifically referenced, or if no date is referenced, then as of December 31, 2012, in the case of the 2013 Proxy Statement or the last day of the period covered thereby in the case of other applicable SEC Report.  New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company.  Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and  the value of your investment in the Company's Common Stock.

SPAR Group, Inc. and Subsidiaries

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other risks, cautions or information statements (in whole or in part), whether as a result of new information, future events or recognition or otherwise, except as and to the extent required by applicable law.

GENERAL

SPAR Group, Inc., ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug, independent, convenience and electronics stores.  The Company also provides furniture and other product assembly services in stores, homes and offices.  The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001.  The Company currently does business in 10 countries that encompass approximately 50% of the total world population through its operations in the United States, Canada, Japan, South Africa, India, Romania, China, Australia, Mexico and Turkey.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at the store level, and the Company may be engaged by either the retailer or the manufacturer.  Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories "on the shelf" in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, replenishing kiosks, providing in-store event staffing, providing in-store audit service, and providing assembly services in stores, homes and offices.  Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, special seasonal or promotional merchandising, focused product support and product recalls.  The Company continues to seek to expand its merchandising, assembly and marketing services business throughout the world.

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

Most manufacturers and retailers have been, and SPAR Group believes they will continue outsourcing their merchandising and marketing service needs to third parties capable of operating at a lower cost by (among other things) serving multiple manufacturers simultaneously.  The Company also believes that it is well positioned, as a domestic and international merchandising and marketing services company, to more effectively provide these services to retailers, manufacturers and other businesses around the world.

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

SPAR Group believes the current trend in business toward globalization fits well with its expansion model. As companies expand into foreign markets they will need assistance in merchandising or marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising and marketing programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its internet, hand-held computer, tablet and smart phone-based technology and business model worldwide.

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

Each of the Company's divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store chains, convenience and grocery stores in their respective territories.  SPAR Group's clients include the makers and distributors of general merchandise, health and beauty care, consumer goods, home entertainment and food products in their respective territories.

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

2
In June 2011, the Company sold 49% of its interest in its Indian subsidiary to KROGNOS Integrated Marketing Services Private Limited. In March 2013, the company purchased a 51% interest in a new subsidiary in India, Preceptor Marketing Services Private Limited, which began operations in March 2013.

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

6
In September 2012, the Company established a new subsidiary, National Merchandising Services, LLC, ("NMS") 51% owned by the Company, with its principal office in Georgia. In March 2013, the Company purchased general merchandising service and certain in-store audit service businesses from Market Force Information, Inc. (“MFI”).

For more information respecting the Company's business and operations, please see Item 1 - Business and Organization in the Company's 2012 Annual Report.

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its domestic and international divisions (as described above), and the Company tracks and reports certain financial information separately for its subsidiaries in each of those divisions using the same metrics.  The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts.  Certain financial information regarding each of the Company's two geographic divisions, which includes their respective net revenues and operating income (loss) for each of the three months ended March 31, 2013, and March 31, 2012, and their respective long-lived assets at March 31, 2013, and December 31, 2012, are provided in Note 11, above.  See also Item I - The Company's Business Strategies (including Leveraging and Improving on the Company's Technological Strength and Acquisition Strategies and Strategic Acquisitions), Descriptions of the Company's Services, The Company's Sales and Marketing, The Company's Customer Base and The Company's Competition, all in the Company's 2012 Annual Statement.

SPAR Group, Inc. and Subsidiaries

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2013, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on April 2, 2013.

RESULTS OF OPERATIONS

Three months ended March 31, 2013, compared to three months ended March 31, 2012

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2013		2012
	$	%	$	%
Net revenues	$26,177	100.0%	$21,047	100.0%
Cost of revenues	20,145	77.0	15,278	72.6
Selling, general & administrative expense	5,371	20.5	5,022	23.9
Depreciation & amortization	303	1.2	277	1.3
Interest expense	31	0.1	51	0.2
Other income	(13)	(0.1)	(82)	(0.4)
Income before income taxes	340	1.3	501	2.4
Provision for income taxes	127	0.5	42	0.2
Net income	213	0.8	459	2.2
Net income attributable to non-controlling interest	(169)	0.6	(152)	0.7
Net income attributable to Spar Group, Inc.	$44	0.2%	$307	1.5%

Net Revenues

Net revenues for the three months ended March 31, 2013, were $26.2 million, compared to $21.0 million for the three months ended March 31, 2012, an increase of $5.1 million or 24%.

Domestic net revenues totaled $9.7 million in the three months ended March 31, 2013, compared to $9.3 million for the same period in 2012. Domestic net revenues increased by approximately $400,000.  The increase was primarily due to incremental revenue from the recent acquisition of general merchandising and certain in-store audit services from Market Force Information (“MFI”) and the September 2012 acquisition of National Marketing Services.  The incremental revenue was offset by a decrease syndicated services and other project work. International net revenues totaled $16.5 million for the three months ended March 31, 2013, compared to $11.8 million for the same period in 2012, an increase of $4.7 million or 40%.  The increase in 2013 international net revenues was primarily due to incremental revenue from the newly integrated acquisitions in South Africa and Romania, and increased revenue in China and Australia.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 77% of its net revenues for the three months ended March 31, 2013, and 72.6% of its net revenues for the three months ended March 31, 2012.

Domestic cost of revenues was 68.6% of net revenues for the three months ended March 31, 2013, and 68.1% of net revenues for the three months ended March 31, 2012. The increase in cost of revenues as a percentage of net revenues was 0.5% due primarily to an unfavorable mix of syndicated and project work compared to last year.  Approximately 86% and 91% of the Company's domestic cost of revenues in the three months ended March 31, 2013 and 2012, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 - Related-Party Transactions).

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 81.9% of net revenues for the three months ended March 31, 2013, compared to 76.1% of net revenues for the three months ended March 31, 2012. The cost of revenue percentage increase of 5.8% was primarily due to higher cost margin business in the new markets in Turkey, Mexico, and Romania and the mix of business in Canada and China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $5.4 million and $5.0 million for the three months ended March 31, 2013 and 2012, respectively.

Domestic selling, general and administrative expenses totaled $2.5 million for three months ended March 31, 2013, compared to $2.4 million for the three months ended March 31, 2012.  The increase of $100,000 was primarily due to the MFI acquisition.

International selling, general and administrative expenses totaled $2.9 million for the three months ended March 31, 2013, compared to $2.6 million for the same period in 2012. The increase of approximately $300,000 was primarily attributable to the new business in Romania and South Africa.

Depreciation and Amortization

Depreciation and amortization charges totaled $303,000 for the three months ended March 31, 2013, and $277,000 for the same period in 2012.

Interest Expense

The Company's net interest expense was $31,000 and $51,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in interest expense is directly attributable to reduced borrowings as well as lower interest rates.

Other Income

Other income totaled $13,000 for the three months ended March 31, 2013 and was $82,000 for the same period in 2012.

Income Taxes

The income tax provision totaled $127,000 and $42,000 for the three months ended March 31, 2013 and 2012, respectively.  The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits.  The Company recognizes minimum federal tax provisions as the Company anticipates utilizing operating loss carry forwards in 2013.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $169,000 for the three months ended March 31, 2013, compared to a reduction of net income of $152,000 for the three months ended March 31, 2012.

SPAR Group, Inc. and Subsidiaries

Net Income

The Company reported a net income of $44,000 for the three months ended March 31, 2013, or $0.00 per diluted share, compared to a net income of $307,000, or $0.02 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the three months ended March 31, 2013, the Company had net income before non-controlling interest of $213,000.

Net cash provided by operating activities was $5 million and $3 million for the three months ended March 31, 2013 and 2012, respectively.  The net cash provided by operating activities was primarily due to a decrease in accounts receivable and increases in accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2013, and March 31, 2012, was approximately $1.9 million and $239,000, respectively. The net cash used in investing activities was primarily a result of the purchase of the MFI business, plus fixed asset additions.  Net cash used in financing activities for the three months ended March 31, 2013, and March 31, 2012, was approximately $1.4 million and $2.7 million, respectively.  Net cash used in financing activities was primarily a result of payments on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the three months ended March 31, 2013, of $1.6 million.

At March 31, 2013, the Company had net working capital of $8.5 million, as compared to net working capital of $9.7 million at December 31, 2012. The Company's current ratio was 1.6 and 1.7 at March 31, 2013, and December 31, 2012, respectively.

Domestic Credit Facility:

SGRP and certain of its domestic subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., and SPAR Acquisition, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the "Borrowers"), entered into a Revolving Loan and Security Agreement dated as of July 6, 2010 (the "Loan Agreement"), with Sterling National Bank and Cornerstone Bank as the lenders (the "Lenders"), and issued their Secured Revolving Loan Notes in the original maximum principal amounts of $5.0 million to Sterling National Bank and $1.5 million to Cornerstone Bank (the "Notes"), to document and govern its new credit facility with them (the "Sterling Credit Facility"). In June 2011, the maturity date of the Sterling Credit Facility was extended until July 31, 2013.  The Sterling Credit Facility was amended effective as of July 1, 2012 (the "Second Sterling Amendment"), to: (1) increase the maximum available revolving loan amount to $6.5 million from Sterling National Bank and remove Cornerstone Bank as a lender, (2) reduce the interest rate to prime plus three quarters of one percent (3/4%) per annum, and (3) release and discharge each Guarantor as noted below.  Effective January 1, 2013, the Sterling Credit Facility was further amended (the "Third Sterling Amendment") to reduce the interest rate to the Prime Rate (as that term is defined in the Loan Agreement) plus one quarter of one percent (1/4%) per annum (instead of the higher rate that was provided under the Second Sterling Amendment), which interest rate automatically changes with each change in such Prime Rate.

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

International Credit Facilities:

In October 2011, SPARFACTS Australia Pty. Ltd., replaced the Commonwealth Bank line of credit with a new receivables based secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $1.3 million (based upon the exchange rate at March 31, 2013).  The facility provides for borrowing based upon a formula as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions).  The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request.  SPARFACTS is in the process of negotiating new financing. SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $737,000 (based upon the exchange rate at March 31, 2013). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.

The Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, has secured a loan with Mizuho Bank in the amount of 20.0 million Yen (Japanese), or approximately $212,000.  The loan is payable in monthly installments of 238,000 Yen or $2,500 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018.  The outstanding balance at March 31, 2013, was approximately 14 million Yen or $149,000 (based upon the exchange rate at March 31, 2013).

Summary of Company Credit and Other Debt Facilities: (in thousands)

	March 31, 2013	Average Interest Rate	December 31, 2012	Average Interest Rate
Credit Facilities Loan Balance:
United States	$713	3.5%	$1,762	4.3%
Australia	44	9.1%	210	9.4%
Canada	324	4.0%	421	4.0%
	$1,081		$2,393

Other Debt Facility:
Japan Term Loan	$149	0.1%	$171	0.1%

	March 31, 2013		December 31, 2012
Unused Availability:
United States	$3,471		$4,248
Australia	1,208		1,035
Canada	413		331
	$5,092		$5,614

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of March 31, 2013 (in thousands)

	Period in which payments are due
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$1,230	$1,111	$61	$58	$–
Capital Lease Obligations	253	168	85	–	–
Contingent Liabilities	689	242	447	–	–
Operating Lease Obligations	3,058	928	1,141	665	324
Total	$5,230	$2,449	$1,734	$723	$324

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

Location	Variable Interest Rate (1)			US Dollars (2)
United States	3.5%			$713
International	0.1%	-	9.1%	517
				$1,230
(1)	Based on interest rate at March 31, 2013.
(2)	Based on exchange rate at March 31, 2013.

The Company has foreign currency exposure with its international subsidiaries. In both 2013 and 2012, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, Japanese Yen and Chinese Yuan.  Total international assets were $14.6 million and total liabilities were $11.9 million based on exchange rates at March 31, 2013.  International revenues for the three months ended March 31, 2013 and 2012 were $16.5 million and $11.8 million, respectively. The international division reported net loss of approximately $147,000 and net income of $44,000 for the three months ended March 31, 2013 and 2012, respectively.

SPAR Group, Inc. and Subsidiaries

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework.  Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of March 31, 2013.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's first quarter of its 2013 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 1A.      Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2013 (the "2012 Annual Report"), which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since those reports.

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

Date: May 15, 2013	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory