Form 10-Q
period 2013-06-30
SPAR GROUP INC
filed 2013-08-13
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2013.

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

     ☐ Yes    ☒ No

On June 30, 2013, there were 20,487,318 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:        FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$3,051	$1,792
Accounts receivable, net	19,709	21,414
Deferred tax	180	194
Prepaid expenses and other current assets	577	596
Total current assets	23,517	23,996

Property and equipment, net	1,991	1,777
Goodwill	1,792	1,792
Intangibles	2,539	1,468
Other assets	340	237
Total assets	$30,179	$29,270

Liabilities and equity
Current liabilities:
Accounts payable	$5,006	$4,177
Accrued expenses and other current liabilities	6,229	6,729
Accrued expenses due to affiliates	1,318	705
Customer deposits	445	263
Lines of credit	2,269	2,393
Total current liabilities	15,267	14,267
Long-term debt and other liabilities	150	268
Total liabilities	15,417	14,535

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares – none – June 30, 2013 and none – December 31, 2012	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued and outstanding shares – 20,487,318 – June 30, 2013 and 20,456,453 – December 31, 2012	205	205
Treasury stock	(107)	(26)
Additional paid-in capital	15,014	14,738
Accumulated other comprehensive loss	(943)	(382)
Accumulated deficit	(1,783)	(1,696)
Total SPAR Group, Inc. equity	12,386	12,839
Non-controlling interest	2,376	1,896
Total liabilities and equity	$30,179	$29,270

Note:

The Balance Sheet at December 31, 2012, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$28,696	$24,343	$54,873	$45,390
Cost of revenues	21,883	17,635	42,028	32,913
Gross profit	6,813	6,708	12,845	12,477

Selling, general and administrative expenses	6,135	5,634	11,507	10,655
Depreciation and amortization	409	293	711	570
Operating income	269	781	627	1,252

Interest expense	20	12	51	63
Other (income) expense	(60)	75	(73)	(7)
Income before provision for income taxes	309	694	649	1,196

Provision for income taxes	250	58	378	101
Net income	59	636	271	1,095

Net (income) loss attributable to the non-controlling interest	(189)	82	(358)	(70)
Net (loss) income attributable to SPAR Group, Inc.	$(130)	$718	$(87)	$1,025

Basic/diluted net income per common share:

Net (loss) income - basic	$(0.01)	$0.04	$-	$0.05

Net (loss) income - diluted	$(0.01)	$0.03	$-	$0.05

Weighted average common shares – basic	20,481	20,134	20,473	20,125
Weighted average common shares – diluted	21,716	21,495	21,661	21,609

Net income	59	636	271	1,095
Other comprehensive loss:
Foreign currency translation adjustments	(363)	(153)	(561)	(195)
Comprehensive (loss) income	$(304)	$483	$(290)	$900

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock
	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance at January 1, 2013	20,456	$205	$(26)	$14,738	$(1,696)	$(382)	$1,896	$14,735

Issuance of stock options and restricted shares to employees & non- employees for services	20	–	–	256	–	–	–	256
Exercise of stock options	52	–	–	20	–	–	–	20
Purchase of non-controlling interest in joint venture	–	–	–	–	–	–	18	18
Other changes to non-controlling interest	–	–	–	–	–	–	104	104
Purchase of treasury shares	(43)	–	(85)	–	–	–	–	(85)
Re-issued treasury shares	2	–	4	–	–	–	–	4
Other comprehensive loss	–	–	–	–	–	(561)	–	(561)
Net income	–	–	–	–	(87)	–	358	271
Balance at June 30, 2013	20,487	$205	$(107)	$15,014	$(1,783)	$(943)	$2,376	$14,762

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$271	$1,095
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	711	570
Bad debt, net	28	17
Share based compensation	256	277
Changes in non-controlling interest	122	39
Changes in operating assets and liabilities:
Accounts receivable	1,641	(1,910)
Prepaid expenses and other assets	(70)	17
Accounts payable	829	1,401
Accrued expenses, other liabilities and customer deposits	567	1,656
Net cash provided by operating activities	4,355	3,162

Investing activities
Purchases of property, equipment and capitalized software	(731)	(448)
Purchase of MFI business	(1,300)	-
Purchase of India Preceptor Subsidiary	(21)	-
Final payment for the purchase of NMS, LLC	(200)	-
Net cash used in investing activities	(2,252)	(448)

Financing activities
Net payments on lines of credit	(118)	(2,399)
Proceeds from options exercised	20	8
Payments on term debt	(14)	(18)
Payments on capital lease obligations	(116)	(107)
Purchase of treasury shares	(85)	-
Net cash used in financing activities	(313)	(2,516)

Effects of foreign exchange rate on cash	(531)	(181)

Net change in cash and cash equivalents	1,259	17
Cash and cash equivalents at beginning of period	1,792	1,705
Cash and cash equivalents at end of period	$3,051	$1,722

Supplemental disclosure of cash flows information
Interest paid	$68	$88
Taxes paid	$175	$81

Supplemental disclosure of non-cash financing activities
Acquisition of equipment through capital leases	$-	$253

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

As of June 30, 2013 the Company operates in 10 countries that encompass approximately 50% of the total world population. Although it operates in a single business segment (merchandising and marketing services), the Company currently divides its operations for marketing, administrative and other purposes into two geographic divisions: its Domestic Merchandising Services Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979; and its International Merchandising Services Division, which began operations in May of 2001 and provides similar merchandising, marketing services and in-store event staffing services in Japan, Canada, South Africa, India, Romania, China, Australia, Mexico and Turkey. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

Please see PART I: FINANCIAL INFORMATION, Item 2 - Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources - GENERAL (including An Overview of the Merchandising and Marketing Services Industry and The Company's Domestic and International Geographic Divisions), and Note 12 -- Geographic Data, below.

SPAR Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements (unaudited) (continued)

3.     Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:

Net (loss) income attributable to SPAR Group, Inc.	$(130)	$718	$(87)	$1,025

Denominator:
Shares used in basic net income per share calculation	20,481	20,134	20,473	20,125

Effect of diluted securities:
Employee stock options	1,235	1,361	1,188	1,484

Shares used in diluted net income per common share calculation	21,716	21,495	21,661	21,609

Basic net (loss) income per common share	$(0.01)	$0.04	$-	$0.05

Diluted net (loss) income per common share	$(0.01)	$0.03	$-	$0.05

4.     Credit Facilities

The Company is a party to various domestic and international credit facilities. See PART I: FINANCIAL INFORMATION, Item 2 - Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources, below.

Summary of Company Credit and Other Debt Facilities: (in thousands)

	June 30, 2013	Average Interest Rate	December 31, 2012	Average Interest Rate
Credit Facilities Loan Balance:
United States	$2,269	3.3%	$1,762	4.3%
Australia	-	-	210	9.4%
Canada	-	-	421	4.0%
	$2,269		$2,393

Other Debt Facility:
Japan Term Loan	$135	0.1%	$171	0.1%

	June 30, 2013	December 31, 2012
Unused Availability:
United States	$2,515	$4,248
Australia	1,098	1,035
Canada	713	331
	$4,326	$5,614

SPAR Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements (unaudited) (continued)

5.     Capital Lease Obligations

The Company has four outstanding capital lease obligations with interest rates ranging from 4.5% to 7.0%. The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Amortization	Net Book Value at June 30, 2013
November, 2010	$48	$43	$5
June, 2011	140	97	43
January, 2012	224	112	112
January, 2012	29	14	15
	$441	$266	$175

Annual future minimum lease payments required under the leases, together with the present value as of June 30, 2013, are as follows (in thousands):

Year Ending December 31,	Amount

2013	$79
2014	113

Less amount representing interest	10
Present value of net minimum lease payments included with other liabilities	$182

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

SGRP's Audit Committee has the specific duty and responsibility to review and approve the overall fairness of all material related-party transactions. The Audit Committee receives every affiliate contract and amendment thereto for its review and approval (to the extent approval is given), and each contract is periodically (often annually) again reviewed, in accordance with the Audit Charter, the Ethics Code, the rules of the Nasdaq Stock Market, Inc. ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness). The Audit Committee periodically reviews all related party relationships and transactions described below and as of this Quarterly report the parties are in compliance with these agreements.

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

SMS and SMSI provided approximately 99% of the domestic merchandising specialist field force used by the Company (other than NMS, as defined below) for both the six months ended June 30, 2013 and 2012 and approximately 94% and 93% of the domestic field management used by the Company at a total cost of approximately $11.3 million and $12 million for the six months ended June 30, 2013 and 2012, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended, in 2013 the Company received merchandising services from SMS through the use of approximately 7,800 field merchandising specialists. SMS also furnished (without charge) 240 handheld computers used by field merchandising specialists in the performance of various merchandising and marketing services in the United States, which the Company estimates has an aggregate value of approximately $2,000 to $3,000 per month. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, in 2013 the Company received administrative services from SMSI through the use of 60 full-time national, regional and district administrators. For those services, the Company has agreed to reimburse SMS and SMSI for their total costs of providing those services and to pay SMS and SMSI each a fee equal to 4% of their respective total costs (the "Plus 4 % Compensation"). Those costs include all field expenses of SMS, all payroll and employment tax expenses of SMSI and all legal and other administrative expenses paid by either of them as well as the lease expense of the handheld computers referred to above. The net total Plus 4% Compensation earned by SMS and SMSI for services rendered was approximately $436,000 and $456,000 for the six months ended June 30, 2013 and 2012, respectively. The Company also provides certain administrative services directly to SMS and SMSI, without charge, for accounting (in 2012 only), human resource and legal services, which the Company believes is more efficient if paid directly, and would otherwise have been subject to cost plus reimbursement. The value of these services for the six months ended June 30, 2013 and 2012 was approximately $229,000 and $304,000, respectively. The Company charged SMS and SMSI $75,000 for accounting services for the six months ended June 30, 2013. Those service agreements with SMS and SMSI are currently scheduled to automatically renew on December 31, 2013, and are being renegotiated.

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such reimbursable costs or Plus 4% Compensation. However, since SMS and SMSI are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SMS and SMSI is allocated to them.

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests.  (See Note 11 to the Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below.) Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA.  Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS.

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

SPAR Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements (unaudited) (continued)

NMS commenced operations as of September 1, 2012.  NMA provided all of the domestic merchandising specialist field force used by NMS and 12% of the total domestic merchandising specialist field force used by the Company (including NMS) for the six months ended June 30, 2013.  The total Plus 2% Compensation earned by NMA for services rendered was approximately $22,000 for the six months ended June 30, 2013.

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

The Company continues to purchase services from SMS, SMSI and NMA because it believes the value of services it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services. The Company believes it is the largest and most important customer of SMS, SMSI and NMA (and from time to time may be their only customer), and accordingly the Company is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SMS, SMSI and NMA than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. The Company periodically evaluates these fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by SMS, SMSI and NMA. The most recent such survey showed that the rates negotiated with SMS, SMSI and NMA are in fact slightly less than those charged by unrelated vendors providing similar services. Based on an analysis performed by management, the Company believes that its cost of revenue would have increased by at least $329,000 and $360,000 for the six months ended June 30, 2013 and 2012, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services. All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described above. See also Dependence Upon and Cost of Services Provided by Affiliates and Potential Conflicts in Services Provided by Affiliates in Item 1A (Risk Factors) in SGRP's 2012 Annual Report.

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Services provided by affiliates:
Field merchandiser services (SMS)	$4,776	$5,150	$8,887	$9,759

Field management services (SMSI)	$1,460	$1,180	$2,440	$2,269

Field merchandiser services (NMA)	$564	$-	$1,105	$-

Total services provided by affiliates	$6,800	$6,330	$12,432	$12,028

Accrued expenses due to affiliates :	June 30,	December 31,
	2013	2012
Total accrued expenses due to affiliates	$1,318	$705

SPAR Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements (unaudited) (continued)

In July 1999, SMF, SMS and SIT entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and had the right to unilaterally license and exploit their "Business Manager" Internet job scheduling software (which had been jointly developed by such parties), and all related improvements, revisions, developments and documentation from time to time voluntarily made or procured by any of them at its own expense. In addition, SPAR Trademarks, Inc. ("STM"), SMS and SIT entered into separate perpetual trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT and SMS (and through them to their commonly controlled subsidiaries and affiliates by sublicenses, including SMSI) for their continued use of the name "SPAR" and certain other trademarks and related rights of STM, a wholly owned subsidiary of SGRP. SMS and SMSI provide services to the Company, as described above, and SIT no longer provides services to and does not compete with the Company.

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

In addition to the above, SMSI purchases insurance coverage for worker compensation, casualty and property insurance risk for itself, SMS and (through SMS under contracts with them) it's field merchandising specialists, and the Company from Affinity Insurance, Ltd. ("Affinity"). SMSI owns minority (less than 1%) equity interest in Affinity, and Robert G. Brown is a director of Affinity. The Affinity insurance premiums for such coverage are ultimately charged to SMSI, SMS (and through SMS to its covered field merchandising specialists) and the Company based on the contractual arrangements of the parties.

In the event of any material dispute in the business relationships between the Company and SMS, SMSI, SIT or NMA, it is possible that Mr. Brown, Mr. Bartels or Mr. Burdekin may have one or more conflicts of interest with respect to these relationships and such dispute could have a material adverse effect on the Company.

7.      Preferred Stock

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. As of June 30, 2013 there are 2,445,598 shares of SGRP Series A Preferred Stock authorized and available for issuance under SGRP's certificate of incorporation and Certificate of Designation of Series "A" Preferred Stock. The number of shares authorized by such designation could, however, be reduced by amendment or redemption to facilitate the creation of other SGRP Preferred Series.

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

SPAR Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements (unaudited) (continued)

The 2008 Plan limits the number of SGRP Shares that may be covered by Awards ("Outstanding Covered Shares") to 5,600,000 SGRP Shares in the aggregate (the "Maximum Covered Shares").  The stock options issued under the 2008 Plan are typically "nonqualified" (as a tax matter), have a ten (10) year maximum life (term) and vest during the first four years following issuance at the rate of 25% on each anniversary date of their issuance.  SGRP has the authority to issue other types of stock-based awards under the 2008 Plan, but to date has only issued restricted stock in addition to stock options. The Company accounts for its employee and affiliate employee stock option expense as compensation expense in the Company's consolidated financial statements when the stock options are granted, as now required by applicable accounting principles. Share-based compensation cost is measured on the grant date, based on the fair value of the award calculated at that date, and is recognized over the requisite service period, which generally is the options' vesting period. Fair value is calculated using the Black-Scholes option pricing model. For a more detailed description of the 2008 Plan, please see Stock Compensation Plans on pages 20-22 in SGRP's Proxy Statement for its 2013 Annual Meeting of Stockholders as filed with the SEC on April 19, 2013.

Based upon the Black-Scholes calculation, share-based compensation expense related to employee and non-employee stock option grants totaled $227,200 and $220,000 for the six months ended June 30, 2013 and 2012, respectively. The unamortized expense as of June 30, 2013, was approximately $740,000 for outstanding stock option grants. The impact of the total share-based compensation expense on basic/diluted earnings per share was approximately one cent for both the six months ended June 30, 2013 and 2012.

During the six months ended June 30, 2013, new stock option grants covering 68,000 SGRP Shares were awarded. One outside director was awarded 10,000 at an exercise price of $1.51 per share and three outside directors were awarded 30,000 at an exercise price of $1.81 per share. Seven new employees of the Company and SMSI were awarded 28,000 at an exercise price between $1.50 and $1.68 per share which represents the fair market value of a SGRP Share. The unamortized expense for these option grants was approximately $95,000 as of June 30, 2013.

Pursuant to the 2008 Plan, SGRP's Compensation Committee authorized a restricted SGRP common stock award of 100,000 shares on March 10, 2011 (the "2011 RS Award"), and 25,000 shares on August 1, 2012 (the "2012 RS Award"), as additional compensation to Mr. Raymond, the Company's Chief Executive Officer and President.  The restricted shares vest in five equal parts on each of the five anniversaries following the award date (20,000 shares a year in the case of the 2011 RS Award, which started to vest on March 10, 2012, and 5,000 shares a year in the case of the 2012 RS Award, which starts to vest on August 1, 2013), so long as Mr. Raymond continues to be so employed by the Company on the applicable vesting date.  If Mr. Raymond leaves such employment, he will lose his right to receive any unvested shares. The compensation expense related to each such award will be amortized by the Company over the five (5) year vesting periods, starting on the issuance date of each award (March 10, 2011, and August 1, 2012, respectively).  The Company recorded compensation expenses for the six months ended June 30, 2013, of $26,500 for the 2011 RS Award and $2,300 for the 2012 RS Award. The unamortized expense as of June 30, 2013 was approximately $128,000 for the 2011 RS Award and $23,000 for the 2012 RS Award.

In 2001, SGRP adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaced its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company, and the CSP Plan allows employees of the affiliates of the Company (See Note 6 - Related Party Transactions, above), to purchase SGRP's Common Stock from SGRP without having to pay any brokerage commissions. On August 8, 2002, SGRP's Board approved a 15% discount for employee purchases of Common Stock under the ESP Plan and recommended that its affiliates pay 15% of the value of the stock purchased as a cash bonus for affiliate consultant purchases of Common Stock under the CSP Plan. The maximum amount that any employee or consultant can contribute to those plans per quarter is $6,250 and the total number of shares reserved by the Company for purchase under those purchase plans is 500,000. Shares purchased by employees and consultants under those purchase plans were 1,679 for the six month period ended June 30, 2013. The Company's expense resulting from the 15% discount offered to employees and consultants was immaterial for all years presented. For more information respecting the Company's stock option and compensation plans, please see "Stock Compensation Plans" in the Company's 2013 Proxy Statement.

SPAR Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements (unaudited) (continued)

9.     Customer Deposits

Customer deposits at June 30, 2013, were $445,000 ($255,000 from domestic operations and $190,000 from international operations) compared to $263,000 at December 31, 2012 ($176,000 from domestic operations and $87,000 from international operations).

10.     Commitments and Contingencies

   Legal Matters

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. See PART II: OTHER INFORMATION, Item 1 - Legal Proceedings, below.

11.  Purchase of Interests in Subsidiaries

The following contains descriptions of the Company's purchases of interests in its operating subsidiaries during the six month period ended June 30, 2013.  In each of the subsidiaries noted below the Company, through its various agreements with the applicable Local Investor, has provided for appropriate exit strategies that are fair and equitable for each partner.  The terms "Global Contributions", "Local Investor" and "Local Contributions" are used in those purchase descriptions as such terms are described and defined in Item 1 - Acquisition Strategies and Strategic Acquisitions in the Company's 2012 Annual Report.

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

The following table includes the amount of BIP's revenue and earnings included in the Company's consolidated income statement for the six months ended June 30, 2013 and a pro forma calculation of the amounts of BIP's revenue and earnings that would have been included in the Company's consolidated income statement for the six months ended June 30, 2012, had the BIP acquisition date been January 1, 2012, instead of as of April 1, 2012 (in thousands):

	Revenue	Net Income
Actual BIP from January 1 to June 30, 2013	$2,474	$41

2013 consolidated from January 1 to June 30, 2013	$54,873	$(87)

2012 consolidated supplemental pro forma from January 1 to June 30, 2012	$46,659	$1,000

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

NMS agreed to pay an incentive consulting fee ("Consulting Fee") to NMA based on NMS achieving certain earnings goals in each of the next three 12 month periods.  The Consulting Fee is calculated based on 50% of NMS earnings in excess of the annual base earnings of $500,000. The maximum consideration for the Consulting Fee could be as much as $600,000.  The projected consulting fee is approximately $93,540 and has been recorded as a contingent liability at December 31, 2012 and June 30, 2013. The Company has completed its valuation of the fair value and related allocation between identifiable intangibles and goodwill, and recorded the following in 2012. The intangible asset is being amortized over ten years. The amortization expense was $26,316 for the six months ended June 30, 2013.

Intangible asset	$526,320
Goodwill	332,730
$859,050

The following table includes the amount of NMS's revenue and earnings included in the Company's consolidated income statement for the six months ended June 30, 2013 and a pro forma calculation of the amounts of NMS's revenue and earnings that would have been included in the Company's consolidated income statement for the six months ended June 30, 2012, had the NMS acquisition date been January 1, 2012, instead of as of September, 2012 (in thousands):

	Revenue	Net Income
Actual NMS from January 1 to June 30, 2013	$1,528	$226

2013 consolidated from January 1 to June 30, 2013	$54,873	$(87)

2012 consolidated supplemental pro forma from January 1 to June 30, 2012	$46,482	$1,145

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

CMR-Meridian initiated operations on October 1, 2012 and the Company provided approximately $380,000 in a working capital loan to assist SGRP Meridian in this new joint venture.  SGRP Meridian, through the joint venture agreement with CMR, paid approximately $73,000 at closing and recorded a contingent liability in the amount of $154,000 respecting the fair value of potential future payments required to be made by SGRP Meridian to CMR provided certain financial conditions are achieved by CMR-Meridian in 2013 and 2014. The required payments based on an exchange rate of Rand to US Dollars at June 30, 2013, are as follows:   (a) $69,000 if CMR-Meridian achieves $228,000 of earnings before interest and taxes for the twelve month period ending December 31, 2013; and (b) $92,000 if CMR-Meridian achieves $228,000 of earnings before interest and taxes for the twelve month period ending December 31, 2014.  If during these two periods the earnings before interest and taxes is lower than $228,000 the payment in each year will be reduced proportionately.

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

At the end of the first three full years of operations, an additional bonus of $57,000 will be paid by CMR-Meridian to CMR if the combined cumulative earnings before interest and taxes exceed $684,000 provided that in each year, a minimum $228,000 in earnings is achieved.  Based on current projections, the Company does not believe at this time that CMR-Meridian will meet the criteria to earn the Incentive Consulting Fee, therefore no contingent liability has been recorded as of December 31, 2012 or June 30, 2013.  However, the Company will continue to evaluate the potential for the Incentive Consulting Fee throughout 2013.

The following table includes the amount of CMR's revenue and earnings included in the Company's consolidated income statement for the six months ended June 30, 2013 and a pro forma calculation of the amounts of CMR's revenue and earnings that would have been included in the Company's consolidated income statement for the six months ended June 30, 2012, had the CMR acquisition date been January 1, 2012, instead of as of September, 2012 (in thousands):

	Revenue	Net Income
Actual CMR from January 1 to June 30, 2013	$3,902	$1

2013 consolidated from January 1 to June 30, 2013	$54,873	$(87)

2012 consolidated supplemental pro forma from January 1 to June 30, 2012	$49,027	$1,055

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

The following table includes the amount of MFI's revenue and earnings included in the Company's consolidated income statement for the six months ended June 30, 2013 and a pro forma calculation of the amounts of MFI's revenue and earnings that would have been included in the Company's consolidated income statement for the six months ended June 30, 2013 and 2012 had the MFI acquisition date been January 1, 2013 and 2012, instead of as of March 15, 2013 (in thousands):

	Revenue	Net Income (Loss)
Actual MFI from March 15 to June 30, 2013	$2,719	$389

2013 consolidated supplemental pro forma from January 1 to June 30, 2013	$57,037	$(436)

2012 consolidated supplemental pro forma from January 1 to June 30, 2012	$50,836	$520

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

12.     Geographic Data

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division. The Company uses those divisions to improve its administration and operational and strategic focuses, and it tracks and reports certain financial information separately for each of those divisions, as described in Item 1 – Business in the Company's 2012 Annual Report. Please also see PART I: FINANCIAL INFORMATION, Item 2 - Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources - GENERAL - The Company's Domestic and International Geographic Divisions, below. The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics. The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts. Set forth below are summaries of the Company's net revenues from its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and from its international (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain international subsidiaries as a percent of consolidated net revenue, operating income (loss) and long lived assets by geographic area for 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
United States	$11,374	$10,881	$21,063	$20,166
International	17,322	13,462	33,810	25,224
Total net revenues	$28,696	$24,343	$54,873	$45,390

SPAR Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Net revenues international:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
South Africa	$3,950	13.8%	$1,852	7.6%	$7,936	14.5%	$3,767	8.3%
Mexico	3,750	13.1	3,094	12.7	7,275	13.3	6,339	14.0
Australia	1,839	6.4	1,384	5.7	3,763	6.9	2,846	6.3
Canada	1,521	5.3	1,765	7.3	2,844	5.2	3,204	7.0
India	1,460	5.2	395	1.6	2,115	3.9	936	1.9
China	1,375	4.8	677	2.8	3,045	5.5	1,541	3.6
Japan	1,303	4.4	1,597	6.6	2,601	4.7	2,869	6.3
Romania	1,286	4.5	1,763	7.2	2,474	4.5	1,969	4.3
Turkey	838	2.9	935	3.8	1,757	3.2	1,753	3.9
Total international revenues	$17,322	60.4%	$13,462	55.3%	$33,810	61.7%	$25,224	55.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating (loss) income:
United States	$(23)	$990	$282	$1,321
International	292	(209)	345	(69)
Total operating income	$269	$781	$627	$1,252

	June 30, 2013	December 31, 2012
Long lived assets:
United States	$4,515	$3,145
International	2,147	2,129
Total long lived assets	$6,662	$5,274

13.     Supplemental Balance Sheet Information (in thousands)

	June 30, 2013	December 31, 2012
Accounts receivable, net, consists of the following:
Trade	$14,146	$18,011
Unbilled	4,597	3,577
Non-trade	1,036	42
	19,779	21,630
Less allowance for doubtful accounts	70	216
Accounts receivable, net	$19,709	$21,414

SPAR Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements (unaudited) (continued)

	June 30, 2013	December 31, 2012
Property and equipment, net, consists of the following:
Equipment	$8,569	$8,366
Furniture and fixtures	592	570
Leasehold improvements	250	250
Capitalized software development costs	5,489	5,044
	14,900	14,230
Less accumulated depreciation and amortization	12,909	12,453
Property and equipment, net	$1,991	$1,777

	June 30, 2013	December 31, 2012
Intangible assets consist of the following:
Customer contracts and lists	$3,069	$1,804
Less accumulated amortization	530	336
	$2,539	$1,468

The Company is amortizing the customer contracts of $3.1 million on a straight line basis between 3 and 10 years. Amortization expense for the six months ended June 30, 2013 and 2012 was approximately $194,000 and $67,000, respectively. The unamortized expense for each of the following years is as follows:

Year	Amount
2013	$459
2014	525
2015	462
2016	382
2017	382
Thereafter	329
Total	$2,539

	June 30, 2013	December 31, 2012
Accrued expenses and other current liabilities consist of the following:
Accrued salaries payable	$804	$799
Taxes payable	1,434	1,460
Loans from domestic and international partners	1,180	1,559
Accrued accounting and legal expense	487	358
Final payment for purchase of NMS, LLC	-	200
Contingent liabilities, incentive for consulting fees	689	689
Short term portion of capital lease obligations	130	178
Other	1,505	1,486
Accrued expenses and other current liabilities	$6,229	$6,729

14.     Foreign Currency Rate Fluctuations

The Company has foreign currency exposure with its international subsidiaries. In both 2013 and 2012, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, Japanese Yen and Chinese Yuan. Total international assets were $13.6 million and total liabilities were $11.0 million based on exchange rates at June 30, 2013. International revenues for the six months ended June 30, 2013 and 2012 were $33.8 million and $25.2 million, respectively. The international division reported net losses of approximately $130,000 and $165,000 for the six months ended June 30, 2013 and 2012, respectively.

SPAR Group, Inc. and Subsidiaries Notes to Consolidated Financial Statements (unaudited) (continued)

15.     Interest Rate Fluctuations

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At June 30, 2013, the Company's outstanding lines of credit and other debt totaled approximately $2.4 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)			US Dollars (2)
United States		2.8%		$2,269
International	0.1%	-	9.1%	135
				$2,404
(1)	Based on interest rate at June 30, 2013.
(2)	Based on exchange rate at June 30, 2013.

16.     Taxes

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements. Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense. The Company's tax reserves at June 30, 2013, and December 31, 2012, totaled $105,000 and $93,000, respectively, for potential domestic state tax and federal tax liabilities.

SGRP and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. state and foreign jurisdictions. With few exceptions, SGRP and its domestic subsidiaries are subject to U.S. Federal, state and local income tax examinations for the years 2009 through the present. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR Group utilized tax attributes carried forward from those prior years.

17.     Subsequent Events

On July 10, 2013, SGRP entered into the Fourth Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents (the "Fourth Amendment") with Sterling National Bank ("Sterling"), a copy of which was attached to SGRP's Current Report on Form 8-K as filed with the SEC on July 15, 2013. The Fourth Amendment amends, effective as of July 1, 2013, the Revolving Loan and Security Agreement effective July 6, 2010, as amended (as amended, the "Loan Agreement"), among SGRP and certain of its domestic subsidiaries as borrowers and Sterling as Agent and Lender.

The Fourth Amendment (among other things) extended the scheduled term of the Loan Agreement to July 6, 2016 (with no early termination fee), eliminated the requirement for a "closed lock box" so that collections no longer automatically pay down the loans under the Loan Agreement (giving SGRP more flexibility respecting its cash flow), and reduced the interest rate on those loans to the Agent's floating Prime Rate (as defined in the Loan Agreement) minus one half of one percent (1/2%) per annum (which is a reduction of 0.75 % per annum over the previous rate), and reduced the unused line fee to one-eighth of one percent (0.125%) per annum (which is half of the previous rate of one quarter of one percent (0.25%)).

In July 2013, SPAR BIP, the Company’s subsidiary in Romania ("SPAR BIP") increased its capital structure and issued an additional 100 common stock shares to the Company, its local investor and the Company's affiliate, SPAR InfoTech, Inc. ("SIT") As a result, the Company’s ownership in SPAR BIP decreased from 51% to 50.5%, SIT acquired 0.5% of SPAR BIP, and the Company's local investor continues to own 49% of the outstanding capital stock of SPAR BIP. The Company also provided an additional loan to SPAR BIP for needed working capital in the amount of $150,000. The loan matures in 18 months and has an annual interest rate of 6%.

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

There are "forward-looking statements" contained in this Quarterly Report on Form 10-Q for the six months ended June 30, 2013 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2013 (the "2012 Annual Report"), in SGRP's Proxy Statement for its 2013 Annual Meeting of Stockholders as filed with the SEC on April 19, 2013 (the "2013 Proxy Statement"), and the Company's other filings under applicable law with the SEC (including this Quarterly Report, the Company's 2012 Annual Report and the 2013 Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws"). The Company's forward-looking statements include, in particular and without limitation, the discussions in this Quarterly Report under the heading "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources" and in the Company's 2012 Annual Report under the headings "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America[6]
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51% [1]	Durban, South Africa
India	April 2004	51% [2]	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
Romania	July 2009	51% [3]	Bucharest, Romania
China	March 2010	51% [4]	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	August 2011	51% [5]	Istanbul, Turkey

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

3

Currently the Company owns two subsidiaries in Romania.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in May 2012, is 51% owned (see Note 17 to the Consolidated Financial Statements - Subsequent events, above). Also in May of 2012, the Company sold its 51% ownership in one of its other Romania subsidiaries, SPAR City S.R.L, to its original Local Investor.

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

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its domestic and international divisions (as described above), and the Company tracks and reports certain financial information separately for its subsidiaries in each of those divisions using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two geographic divisions, which includes their respective net revenues and operating income (loss) for each of the three month and six month periods ended June 30, 2013, and June 30, 2012, and their respective long-lived assets at June 30, 2013, and December 31, 2012, are provided in Note 12 to the Consolidated Financial Statements – Geographic Data , above. See also Item I - The Company's Business Strategies (including Leveraging and Improving on the Company's Technological Strength and Acquisition Strategies and Strategic Acquisitions), Descriptions of the Company's Services, The Company's Sales and Marketing, The Company's Customer Base and The Company's Competition, all in the Company's 2012 Annual Statement.

SPAR Group, Inc. and Subsidiaries

CRITICAL ACCOUNTING POLICIES

There were no material changes during the six months ended June 30, 2013, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on April 2, 2013.

Results of Operations

Three months ended June 30, 2013, compared to three months ended June 30, 2012

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2013		2012
	$	%	$	%
Net revenues	$28,696	100.0%	$24,343	100.0%
Cost of revenues	21,883	76.3	17,635	72.4
Selling, general & administrative expense	6,135	21.4	5,634	23.1
Depreciation & amortization	409	1.4	293	1.2
Interest expense	20	0.1	12	0.1
Other (income) expense	(60)	(0.2)	75	0.3
Income before income taxes	309	1.0	694	2.9
Provision for income taxes	250	0.8	58	0.2
Net income	59	0.2	636	2.7
Net (income) loss attributable to non-controlling interest	(189)	(0.7)	82	0.3
Net (loss) income attributable to Spar Group, Inc.	$(130)	(0.5)%	$718	3.0%

Net Revenues

Net revenues for the three months ended June 30, 2013, were $28.7 million, compared to $24.3 million for the three months ended June 30, 2012, an increase of $4.4 million or 18%.

Domestic net revenues totaled $11.4 million in the three months ended June 30, 2013, compared to $10.9 million for the same period in 2012. Domestic net revenues increased by approximately $500,000. The increase was primarily due to incremental revenue from the recent acquisition of general merchandising and certain in-store audit services from Market Force Information (“MFI”) and the September 2012 acquisition of National Merchandising Services, LLC. The incremental revenue was offset by a decrease syndicated services and other project work.

International net revenues totaled $17.3 million for the three months ended June 30, 2013, compared to $13.5 million for the same period in 2012, an increase of $3.8 million or 29%. The increase in 2013 international net revenues was primarily due to incremental revenue from the newly integrated acquisitions in South Africa and India and increased revenue in China, Mexico and Australia.

SPAR Group, Inc. and Subsidiaries

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 76.3% of its net revenues for the three months ended June 30, 2013, and 72.4% of its net revenues for the three months ended June 30, 2012.

Domestic cost of revenues was 70.0% of net revenues for the three months ended June 30, 2013, and 65.6% of net revenues for the three months ended June 30, 2012. The increase in cost of revenues as a percentage of net revenues was 4.4% due primarily to an unfavorable mix of syndicated and project work compared to last year. Approximately 84% and 90% of the Company's domestic cost of revenues in the three months ended June 30, 2013 and 2012, respectively, resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 to the Consolidated Financial Statements - Related-Party Transactions, above).

Internationally, the cost of revenues increased to 80.4% of net revenues for the three months ended June 30, 2013, compared to 78% of net revenues for the three months ended June 30, 2012. The cost of revenue percentage increase of 2.4% was primarily due to higher cost margin business in the new markets in Turkey, India, and Romania and the mix of business in Japan and China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $6.1 million and $5.6 million for the three months ended June 30, 2013 and 2012, respectively.

Domestic selling, general and administrative expenses totaled $3.1 million for three months ended June 30, 2013, compared to $2.5 million for the three months ended June 30, 2012. The increase of $600,000 was primarily due to the MFI acquisition.

International selling, general and administrative expenses totaled $3.0 million for the three months ended June 30, 2013, compared to $3.1 million for the same period in 2012. The decrease of approximately $100,000 was primarily attributable to reduced costs in Japan.

Depreciation and Amortization

Depreciation and amortization charges totaled $409,000 for the three months ended June 30, 2013, and $293,000 for the same period in 2012. The increase of $116,000 is primarily attributable to amortization related to intangible assets recorded in valuing recent acquisitions of MFI, NMS LLC and CMR.

Interest Expense

The Company's net interest expense was $20,000 and $12,000 for the three months ended June 30, 2013 and 2012, respectively. The increase of $8,000 is primarily attributable to Mexico subsidiary.

Other (Income) Expense

Other income totaled $60,000 for the three months ended June 30, 2013 and other expense was $75,000 for the same period in 2012.

Income Taxes

The income tax provision totaled $250,000 and $58,000 for the three months ended June 30, 2013 and 2012, respectively. The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits. The Company recognizes minimum federal tax provisions as the Company anticipates utilizing operating loss carry forwards in 2013.

SPAR Group, Inc. and Subsidiaries

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $189,000 for the three months ended June 30, 2013, compared to an increase of net income of $82,000 for the three months ended June 30, 2012.

Net Income

The Company reported a net loss of $130,000 for the three months ended June 30, 2013, or $0.01 per diluted share, compared to a net income of $718,000, or $0.04 per diluted share, for the corresponding period last year.

Six months ended June 30, 2013, compared to six months ended June 30, 2012

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2013		2012
	$	%	$	%
Net revenues	$54,873	100.0%	$45,390	100.0%
Cost of revenues	42,028	76.6	32,913	72.5
Selling, general & administrative expense	11,507	21.0	10,655	23.5
Depreciation & amortization	711	1.3	570	1.3
Interest expense	51	0.1	63	0.1
Other income	(73)	(0.1)	(7)	-
Income before income taxes	649	1.1	1,196	2.6
Provision for income taxes	378	0.6	101	0.2
Net income	271	0.5	1,095	2.4
Net income attributable to non-controlling interest	(358)	(0.7)	(70)	(0.2)
Net (loss) income attributable to Spar Group, Inc.	$(87)	(0.2)%	$1,025	2.2%

Net Revenues

Net revenues for the six months ended June 30, 2013, were $54.9 million, compared to $45.4 million for the six months ended June 30, 2012, an increase of $9.5 million or 21%.

Domestic net revenues totaled $21.1 million in the six months ended June 30, 2013, compared to $20.2 million for the same period in 2012. Domestic net revenues increased by approximately $900,000. The increase was primarily due to incremental revenue from the recent acquisition of general merchandising and certain in-store audit services from Market Force Information (“MFI”) and the September 2012 acquisition of National Merchandising Services, LLC. The incremental revenue was offset by a decrease syndicated services and other project work.

International net revenues totaled $33.8 million for the six months ended June 30, 2013, compared to $25.2 million for the same period in 2012, an increase of $8.6 million or 34%. The increase in 2013 international net revenues was primarily due to incremental revenue from the newly integrated acquisitions in South Africa and Romania and increased revenue in China, Mexico and Australia.

SPAR Group, Inc. and Subsidiaries

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and administration fees, travel and other direct labor-related expenses and was 76.6% of its net revenues for the six months ended June 30, 2013, and 72.5% of its net revenues for the six months ended June 30, 2012.

Domestic cost of revenues was 69.3% of net revenues for the six months ended June 30, 2013, and 66.8% of net revenues for the six months ended June 30, 2012. The increase in cost of revenues as a percentage of net revenues was 2.5% due primarily to an unfavorable mix of syndicated and project work compared to last year. Approximately 85% and 91% of the Company's domestic cost of revenues in the six months ended June 30, 2013 and 2012, respectively, resulted from in-store merchandiser specialist on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Marketing Services, Inc. ("SMS"), and SPAR Management Services, Inc. ("SMSI"), respectively (See - Note 6 to the Consolidated Financial Statements- Related-Party Transactions, above).

Internationally, the cost of revenues increased to 81.1% of net revenues for the six months ended June 30, 2013, compared to 77.1% of net revenues for the six months ended June 30, 2012. The cost of revenue percentage increase of 4.0% was primarily due to higher cost margin business in the new markets in Turkey, Mexico, and Romania and the mix of business in Japan, Canada and China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $11.5 million and $10.7 million for the six months ended June 30, 2013 and 2012, respectively.

Domestic selling, general and administrative expenses totaled $5.6 million for six months ended June 30, 2013, compared to $4.9 million for the six months ended June 30, 2012. The increase of $700,000 was primarily due to the MFI acquisition.

International selling, general and administrative expenses totaled $5.9 million and $5.8 million for the six months ended June 30, 2013 and 2012, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $711,000 for the six months ended June 30, 2013, and $570,000 for the same period in 2012. The increase is primarily attributable to amortization related to intangible assets recorded in valuing recent acquisitions of MFI, NMS LLC and CMR.

Interest Expense

The Company's net interest expense was $51,000 and $63,000 for the six months ended June 30, 2013 and 2012, respectively. The decrease in interest expense is directly attributable to reduced borrowings as well as lower interest rates.

Other Income

Other income totaled $73,000 for the six months ended June 30, 2013 and $7,000 for the same period in 2012.

Income Taxes

The income tax provision totaled $378,000 and $101,000 for the six months ended June 30, 2013 and 2012, respectively. The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits. The Company recognizes minimum federal tax provisions as the Company anticipates utilizing operating loss carry forwards in 2013.

SPAR Group, Inc. and Subsidiaries

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $358,000 for the six months ended June 30, 2013, compared to a reduction of net income of $70,000 for the six months ended June 30, 2012.

Net Income

The Company reported a net loss of $87,000 for the six months ended June 30, 2013, or $0.00 per diluted share, compared to a net income of $1 million, or $0.05 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the six months ended June 30, 2013, the Company had net income before non-controlling interest of $271,000.

Net cash provided by operating activities was $4.4 million and $3.2 million for the six months ended June 30, 2013 and 2012, respectively. The net cash provided by operating activities was primarily due to a decrease in accounts receivable and increases in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2013, and June 30, 2012, was approximately $2.3 million and $448,000, respectively. The net cash used in investing activities was primarily a result of the purchase of the MFI business, plus fixed asset additions.

Net cash used in financing activities for the six months ended June 30, 2013, and June 30, 2012, was approximately $313,000 and $2.5 million, respectively. Net cash used in financing activities was primarily a result of payments on lines of credit, and payments on the capital leases.

The above activity resulted in an increase in cash and cash equivalents for the six months ended June 30, 2013, of $1.3 million.

At June 30, 2013, the Company had net working capital of $8.3 million, as compared to net working capital of $9.7 million at December 31, 2012. The Company's current ratio was 1.5 and 1.7 at June 30, 2013, and December 31, 2012, respectively.

Domestic Credit Facility:

SGRP and certain of its domestic subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., and SPAR Acquisition, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the "Borrowers"), are parties to a Revolving Loan and Security Agreement dated as of July 6, 2010, as amended in June 2011, July 2012 and January 2013 (as amended, the "Loan Agreement"), with Sterling National Bank as "Lenders" and "Agent"(the "Sterling Credit Facility"). Effective January 1, 2013, the Sterling Credit Facility charged interest on the loans outstanding thereunder at the Prime Rate (as that term is defined in the Loan Agreement) plus one quarter of one percent (1/4%) per annum (instead of the higher rates previously charged), which interest rate automatically changes with each change in such Prime Rate.

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

The parties have amended the Sterling Loan Agreement effective as of July 1, 2013, to (among other things) extended the scheduled term of the Loan Agreement to July 6, 2016 (with no early termination fee), eliminated the requirement for a "closed lock box" so that collections no longer automatically pay down the loans under the Loan Agreement, and reduced the interest rate on those loans to the Agent's floating Prime Rate (as defined in the Loan Agreement) minus one half of one percent (1/2%) per annum (which is a reduction of 0.75 % per annum over the previous rate), and reduced the unused line fee to one-eighth of one percent (0.125%) per annum (which is half of the previous rate of one quarter of one percent (0.25%)). See Note 17 to Consolidated Financial Statements -- Subsequent Events, above.

International Credit Facilities:

In October 2011, SPARFACTS Australia Pty. Ltd. replaced the Commonwealth Bank line of credit with a new receivables based secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $1.1 million (based upon the exchange rate at June 30, 2013). The facility provides for borrowing based upon a formula as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request. SPARFACTS is in the process of negotiating new financing.

SPAR Canada Company, a wholly owned subsidiary, has a secured credit agreement with Royal Bank of Canada providing for a Demand Operating Loan for a maximum borrowing of $750,000 (Canadian) or approximately $713,000 (based upon the exchange rate at June 30, 2013). The Demand Operating Loan provides for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and a minimum total debt to tangible net worth covenant.

The Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, has secured a loan with Mizuho Bank in the amount of 20.0 million Yen (Japanese), or approximately $202,000. The loan is payable in monthly installments of 238,000 Yen or $2,400 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at June 30, 2013, was approximately 13.3 million Yen or $135,000 (based upon the exchange rate at June 30, 2013).

Summary of Company Credit and Other Debt Facilities: (in thousands)

	June 30, 2013	Average Interest Rate	December 31, 2012	Average Interest Rate
Credit Facilities Loan Balance:
United States	$2,269	3.3%	$1,762	4.3%
Australia	-	-	210	9.4%
Canada	-	-	421	4.0%
	$2,269		$2,393

Other Debt Facility:
Japan Term Loan	$135	0.1%	$171	0.1%

SPAR Group, Inc. and Subsidiaries

	June 30, 2013	December 31, 2012
Unused Availability:
United States	$2,515	$4,248
Australia	1,098	1,035
Canada	713	331
	$4,326	$5,614

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

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of June 30, 2013 (in thousands):

Contractual Obligations	Period in which payments are due
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$2,404	$2,298	$58	$48	$–
Capital Lease Obligations	192	135	57	–	–
Contingent Liabilities	689	242	447	–	–
Operating Lease Obligations	3,708	1,070	1,419	895	324
Total	$6,993	$3,745	$1,981	$943	$324

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At June 30, 2013, the Company's outstanding lines of credit and other debt totaled approximately $2.4 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)			US Dollars (2)
United States		2.8%		$2,269
International	0.1%	-	9.1%	135
				$2,404
(1)	Based on interest rate at June 30, 2013.
(2)	Based on exchange rate at June 30, 2013.

SPAR Group, Inc. and Subsidiaries

The Company has foreign currency exposure with its international subsidiaries. In both 2013 and 2012, these exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, Japanese Yen and Chinese Yuan. Total international assets were $13.6 million and total liabilities were $11 million based on exchange rates at June 30, 2013. International revenues for the six months ended June 30, 2013 and 2012 were $33.8 million and $25.2 million, respectively. The international division reported net losses of approximately $130,000 and $165,000 for the six months ended June 30, 2013 and 2012, respectively.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of June 30, 2013.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's second quarter of its 2013 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In addition, the Company is involved in various other legal actions and administrative proceedings through its contractual obligation to pay SMS's costs (as part of the total costs of SMS borne by the Company - see Note 6 to Consolidated Financial Statements - Related Party Transactions, above). In the opinion of the Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a): Not applicable

Item 2(b): Not applicable

Item 2(c):

The following table summarizes the repurchases by SGRP and its "affiliated purchasers" (as defined in SEC Rule §240.10b-18(a)(3)) of its common stock during the quarter and three month period that ended on June 30, 2013:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of SGRP's publicly announced repurchase plans or programs	(d) Maximum number of shares that may yet be purchased
Balance March 31, 2013	-	-	-	482,311
April 2013	-	-	-	482,311
May 2013	14,802	$1.96	14,802	467,509
June 2013	27,774	$2.04	27,774	439,735
Total Quarter	42,576	$2.01	42,576	439,735

There were no such affiliated purchasers during that period.

SPAR Group, Inc. and Subsidiaries

The repurchases described above were made pursuant to the SPAR Group, Inc., 2012 Stock Repurchase Program (the "Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on August 8, 2012, and ratified on November 8, 2012.  Under the Repurchase Program, SGRP may repurchase shares of its common stock through August 8, 2015, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period in violation of the rules applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). The Company anticipates continuing its Repurchase Program throughout 2013.

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

Date: August 13, 2013	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory