Form 10-Q
period 2013-09-30
SPAR GROUP INC
filed 2013-11-14
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2013.

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

November 11, 2013, 2013, there were 20,523,909 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:     FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$3,111	$1,792
Accounts receivable, net	19,037	21,414
Deferred income tax	178	194
Prepaid expenses and other current assets	710	596
Total current assets	23,036	23,996

Property and equipment, net	2,039	1,777
Goodwill	1,792	1,792
Intangibles	2,410	1,468
Other assets	651	237
Total assets	$29,928	$29,270

Liabilities and equity
Current liabilities:
Accounts payable	$4,024	$4,177
Accrued expenses and other current liabilities	5,419	6,729
Accrued expenses due to affiliates	2,159	705
Customer deposits	627	263
Lines of credit	2,214	2,393
Total current liabilities	14,443	14,267
Long-term debt and other liabilities	129	268
Total liabilities	14,572	14,535

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598 Issued and outstanding shares – none – September 30, 2013 and none – December 31, 2012	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000 Issued shares 20,647,969 – September 30, 2013 and 20,469,471 – December 31, 2012 Outstanding shares – 20,519,319 – September 30, 2013 and 20,456,453 – December 31, 2012	206	205
Treasury stock, at cost, 128,650 shares	(252)	(26)
Additional paid-in capital	15,267	14,738
Accumulated other comprehensive loss	(887)	(382)
Accumulated deficit	(1,452)	(1,696)
Total SPAR Group, Inc. equity	12,882	12,839
Non-controlling interest	2,474	1,896
Total equity	$15,356	$14,735
Total liabilities and equity	$29,928	$29,270

Note:      The Balance Sheet at December 31, 2012, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenues	$27,753	$25,357	$80,152	$68,984
Cost of revenues	21,228	19,042	61,252	50,555
Gross profit	6,525	6,315	18,900	18,429

Selling, general and administrative expenses	5,747	5,112	16,900	15,518
Depreciation and amortization	388	297	1,097	859
Operating income	390	906	903	2,052

Interest expense	28	32	80	96
Other income, net	(5)	(29)	(73)	(36)
Income before provision for income taxes	367	903	896	1,993

Income tax expense (benefits)	(139)	62	200	134
Income from continuing operations	506	841	696	1,859

Income from discontinued operations	17	18	98	95
Net income	523	859	794	1,954

Net income attributable to the non-controlling interest	(192)	(281)	(550)	(351)

Net income attributable to SPAR Group, Inc.	$331	$578	$244	$1,603

Income per common share:
Basic
Continuing operations	$0.02	$0.03	$0.01	$0.08
Discontinued operations	$-	$-	$-	$-

Diluted
Continuing operations	$0.02	$0.03	$0.01	$0.07
Discontinued operations	$-	$-	$-	$-

Weighted average common shares – basic	20,503	20,275	20,483	20,175

Weighted average common shares – diluted	21,781	21,987	21,708	21,682

Net income	$523	$859	$794	$1,954
Other comprehensive income (loss):
Foreign currency translation adjustments	56	158	(505)	(37)
Comprehensive income	$579	$1,017	$289	$1,917
Comprehensive income attributable to the non-controlling interest	(192)	(281)	(550)	(351)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$387	$736	$(261)	$1,566

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock			Additional	Accumulated Other		Non-
	Shares	Amount	Treasury Stock	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Controlling Interest	Total Equity
Balance at January 1, 2013	20,469	$205	$(26)	$14,738	$(382)	$(1,696)	$1,896	$14,735

Issuance of stock options and restricted shares	25	–	–	438	–	–	–	438
Exercise of stock options	154	1	–	94	–	–	–	95
Purchase of joint venture affecting non-controlling interest	–	–	–	–	–	–	21	21
Sale of joint venture affecting non-controlling interest	–	–	–	3	–	–	(123)	(120)
Other changes to non-controlling interest	–	–	–	–	–	–	130	130
Purchase of treasury shares	–	–	(232)	–	–	–	–	(232)
Re-issued treasury shares	–	–	6	(6)	–	–	–	–
Other comprehensive loss	–	–	–	–	(505)	–	–	(505)
Net income	–	–	–	–	–	244	550	794
Balance at September 30, 2013	20,648	$206	$(252)	$15,267	$(887)	$(1,452)	$2,474	$15,356

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$794	$1,954
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,100	868
Bad debt	48	54
Share based compensation	438	416
Changes in non-controlling interest	8	-
Changes in operating assets and liabilities, net of business acquisitions and dispositions:
Accounts receivable	2,299	(2,317)
Prepaid expenses and other assets	(512)	(598)
Accounts payable	(153)	880
Accrued expenses, other liabilities and customer deposits	804	3,075
Net cash provided by operating activities	4,826	4,332

Investing activities
Purchases of property, equipment and capitalized software	(1,039)	(704)
Partners investments in subsidiaries	20	16
Purchase of MFI business	(1,300)	-
Purchase of India Preceptor Subsidiary	(21)	-
Purchase of NMS, LLC Subsidiary	(200)	(400)
Net cash used in investing activities	(2,540)	(1,088)

Financing activities
Net payments on lines of credit	(177)	(2,884)
Proceeds from options exercised	95	105
Payments on term debt	(22)	(29)
Payments on capital lease obligations	(154)	(162)
Purchase of treasury shares	(232)	(24)
Net cash used in financing activities	(490)	(2,994)

Effects of foreign exchange rate on cash	(477)	(26)

Net change in cash and cash equivalents	1,319	224
Cash and cash equivalents at beginning of period	1,792	1,705
Cash and cash equivalents at end of period	$3,111	$1,929

Supplemental disclosure of cash flows information
Interest paid	$98	$120
Income taxes paid	$224	$81
Supplemental disclosure of non-cash financing activities
Liability related to acquisition of Mexican subsidiary	$–	$200
Acquisition of equipment through capital leases	$–	$253
Liability related to acquisition of NMS, LLC	$–	$200
Stock issuance related to acquisition of NMS, LLC	$–	$165

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

The unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the quarter and nine-month period ended September 30, 2013 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2013 (the "2012 Annual Report"), and SGRP's Proxy Statement for its 2013 Annual Meeting of Stockholders as filed with the SEC on April 19, 2013 (the "2013 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2013 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE OFFICERS, COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

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

As of September 30, 2013, the Company operates in 9 countries. Although it operates in a single reportable business segment (merchandising and marketing services), the Company currently divides its operations for marketing, administrative and other purposes into two geographic divisions: its Domestic Merchandising Services Division, which provides those services in the United States of America; and its International Merchandising Services Division, which provides similar merchandising, marketing services and in-store event staffing services in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey. The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.     Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:

Income from continuing operations attributable to SPAR Group, Inc.	$322	$569	$194	$1,554

Denominator:
Shares used in basic net income per share calculation	20,503	20,275	20,483	20,175

Effect of diluted securities:
Employee stock options	1,278	1,712	1,225	1,507

Shares used in diluted net income per common share calculation	21,781	21,987	21,708	21,682

Basic net income per common share	$0.02	$0.03	$0.01	$0.08

Diluted net income per common share	$0.02	$0.03	$0.01	$0.07

Discontinued operations had no impact on basic or diluted income per share.

4.     Credit Facilities

Sterling Credit Facility:

SGRP and certain of its domestic subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., and SPAR Acquisition, Inc. (each a "Subsidiary Borrower", and together with SGRP, collectively, the "Borrowers"), are parties to a Revolving Loan and Security Agreement dated as of July 6, 2010, as amended in June 2011, July 2012 and January 2013 (as amended, the "Loan Agreement"), with Sterling National Bank as "Lenders" and "Agent"(the "Sterling Credit Facility"). Effective January 1, 2013, the Sterling Credit Facility charged interest on the loans outstanding thereunder at the Prime Rate (as that term is defined in the Loan Agreement) plus one quarter of one percent (0.25%) per annum (instead of the higher rates previously charged), which interest rate automatically changes with each change in such Prime Rate.

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

The parties have amended the Sterling Loan Agreement effective as of July 1, 2013, to (among other things) extended the scheduled term of the Loan Agreement to July 6, 2016 (with no early termination fee), eliminated the requirement for a "closed lock box" so that collections no longer automatically pay down the loans under the Loan Agreement, and reduced the interest rate on those loans to the Agent's floating Prime Rate (as defined in the Loan Agreement) minus one half of one percent (0.50%) per annum (which is a reduction of 0.75 % per annum over the previous rate), and reduced the unused line fee to one-eighth of one percent (0.125%) per annum (which is half of the previous rate of one quarter of one percent (0.25%)).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

See Note 17 to the Consolidated Financial Statements - Subsequent Events, respecting the Fifth Amendment to the Sterling Credit Facility dated October 30, 2013, which added the Company's Canadian subsidiaries as borrowers under that facility.

International Credit Facilities:

In October 2011, SPARFACTS Australia Pty. Ltd. replaced the Commonwealth Bank line of credit with a new receivables based secured line of credit facility with Oxford Funding Pty Ltd. for approximately $1.1 million. The facility provides for borrowing based upon a formula as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request. SPARFACTS is in the process of negotiating new financing.

SPAR Canada Company, a wholly owned Canadian subsidiary ("SCC"), had a secured credit agreement with Royal Bank of Canada ("RBC") providing for a Demand Operating Loan for a maximum borrowing of approximately $728,000. The Demand Operating Loan provided for borrowing based upon a formula as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and had a minimum total debt to tangible net worth covenant. The RBC facility was replaced on October 30, 2013, when SCC became a borrower under the Sterling Credit Facility pursuant to the Fifth Amendment, as described in Note 17 to the Consolidated Financial Statements - Subsequent Events.

The Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, has secured a loan with Mizuho Bank for approximately $204,000. The loan is payable in monthly of $2,400 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at September 30, 2013, was approximately $129,000.

Summary of Company Credit and Other Debt Facilities: (in thousands)

	September 30, 2013	Average Interest Rate(1)	December 31, 2012	Average Interest Rate(2)
Credit Facilities Loan Balance:
United States	$2,214	2.8%	$1,762	4.3%
Australia	-	-	210	9.4%
Canada	-	-	421	4.0%
	$2,214		$2,393

Other Debt Facility:
Japan Term Loan	$129	0.1%	$171	0.1%

	September 30, 2013	December 31, 2012
Unused Availability:
United States	$2,835	$4,248
Australia	1,119	1,035
Canada	728	331
	$4,682	$5,614

(1) Based on average interest rate for the three months ended September 30, 2013.

(2) Based on average interest rate for the twelve months ended December 31, 2012.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

5.     Capital Lease Obligations

The Company has four outstanding capital lease obligations with interest rates ranging from 4.5% to 7.0%. The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Amortization	Net Book Value at September 30, 2013
November, 2010	$48	$47	$1
June, 2011	140	109	31
January, 2012	224	131	93
January, 2012	29	17	12
	$441	$304	$137

Annual future minimum lease payments required under the leases, together with the present value as of September 30, 2013, are as follows (in thousands):

Year Ending December 31,	Amount

2013	$38
2014	113
$151
Less amount representing interest	7
Present value of net minimum lease payments included with other liabilities	$144

6.     Related-Party Transactions

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Amended and Restated (as of) August 1, 2012 (the "Ethics Code"). Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as the case may be, as well as the ownership, board, executive and other positions in SBS, SAS, SIT, NMA, NRS and others (as defined and described below) held by certain directors, officers or employees of SGRP or their family members. The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in clause I.2(l) of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent outside directors.

SGRP's Audit Committee has the specific duty and responsibility to review and approve the overall fairness of all material related-party transactions. The Audit Committee receives every affiliate contract and amendment thereto for its review and approval (to the extent approval is given), and each contract is periodically (often annually) again reviewed, in accordance with the Audit Charter, the Ethics Code, the rules of the Nasdaq Stock Market, Inc. ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness). The Audit Committee periodically reviews all related party relationships and transactions described below, and as of this Quarterly Report the parties are in compliance with those agreements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SPAR Business Services, Inc. ("SBS"), formerly known as SPAR Marketing Services, Inc. ("SMS"), SPAR Administrative Services, Inc. ("SAS"), formerly known as SPAR Management Services, Inc. ("SMSI") and SPAR InfoTech, Inc. ("SIT"), are affiliates of SGRP but are not part of the consolidated Company. Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are the sole stockholders of SBS and SAS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS.

SBS and SAS provided approximately 99% and 98% of the domestic merchandising specialist field force used by the Company (other than NMS, as defined below) for the nine months ended September 30, 2013 and 2012, respectively, and approximately 94% and 93% of the domestic field management used by the Company at a total cost of approximately $18.0 million and $18.2 million for the nine months ended September 30, 2013 and 2012, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended, in 2013 the Company received merchandising services from SBS through the use of approximately 9,000 field merchandising specialists. SBS also furnished (without charge) 240 handheld computers used by field merchandising specialists in the performance of various merchandising and marketing services in the United States, which the Company estimates has an aggregate value of approximately $2,000 to $3,000 per month. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, in 2013 the Company received administrative services from SAS through the use of 60 full-time national, regional and district administrators. For those services, the Company has agreed to reimburse SBS and SAS for their total costs of providing those services and to pay SBS and SAS each a fee equal to 4% of their respective total costs (the "Plus 4% Compensation"). Those costs include all field expenses of SBS, all payroll and employment tax expenses of SAS and all legal and other administrative expenses paid by either of them as well as the lease expense of the handheld computers referred to above. The net total Plus 4% Compensation earned by SBS and SAS for services rendered was approximately $693,000 and $694,000 for the nine months ended September 30, 2013 and 2012, respectively. The Company also provides certain administrative services directly to SBS and SAS, without charge, for accounting (in 2012 only), human resource and legal services, which the Company believes is more efficient if paid directly, and would otherwise have been subject to cost plus reimbursement. The value of these services for the nine months ended September 30, 2013 and 2012 was approximately $455,000 and $438,000, respectively. The Company charged SBS and SAS $54,000 for accounting services for the nine months ended September 30, 2013. Those service agreements with SBS and SAS were scheduled to automatically renew on December 31, 2013, and are being renegotiated. In order to prevent such automatic renewal, the Company has given SBS and SAS the required notice of non-renewal under those agreements.

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such reimbursable costs or Plus 4% Compensation. However, since SBS and SAS are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SBS and SAS is allocated to them.

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests.  (See Note 11 to the Consolidated Financial Statements - Purchases and Sale of Interests in Subsidiaries). Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA and the sole member and manager of National Retail Source, LLC ("NRS").  Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS. NRS and NMA are affiliates of the Company but are not consolidated with the Company.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

NRS is expected to provide substantially all of the domestic merchandising specialist field force used by NMS.  Pursuant to the terms of the Master Field Services Agreement dated as of August 1, 2013, as amended (the "NRS Services Agreement"), NMS will receive merchandising services from NRS through the use of approximately 1,100 field merchandising specialists. Prior to that date, NMS received such merchandising services from NMA pursuant to the terms of the substantially similar Field Services Agreement dated as of July 31, 2012, as amended (the "NMA Services Agreement").  For those services, the Company has agreed to reimburse NRS (and NMA before it) for its total costs of providing those services and to pay NRS (and NMA before it) a fee equal to 2% of its total costs (the "Plus 2% Compensation").  Those costs include all field and insurance expenses of NRS (and NMA before it) but exclude certain legal and other administrative expenses.  Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin are included in such reimbursable costs or Plus 2% Compensation.

NMS commenced operations as of September 1, 2012.  NRS (and NMA before it) provided all of the domestic merchandising specialist field force used by NMS for the nine months ended September 30, 2013.  The total Plus 2% Compensation earned by NRS and NMA for services rendered was approximately $30,000 for the nine months ended September 30, 2013 (of which $6,000 was earned by NRS during August and September of 2013 and $24,000 was earned by NMA during January through July of 2013).

In connection with the approval of those related party agreements with NMA in 2012, the Board approved, based (in part) on the recommendation and approval of its Governance Committee (which is comprised solely of independent directors), the restated Ethics Code.  As a result, the newly approved NRS Field Services Agreement is, and the NMA Field Services Agreement and other previously approved affiliate contracts continue to be, exempted from various conflict prohibitions in the Ethics Code.

The Company continues to purchase services from SBS, SAS and NRS because it believes the value of services it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services. The Company believes it is the largest and most important customer of SBS, SAS and NRS (and from time to time may be their only customer), and accordingly the Company is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS and NRS than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. The Company periodically evaluates these fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by SBS, SAS and NRS. Based on an analysis performed by management, the Company believes that its cost of revenue would have increased by at least $550,000 and $560,000 for the nine months ended September 30, 2013 and 2012, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services. All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described above.

The following transactions occurred between the Company and the above affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Services provided by affiliates:
Field merchandiser services (SBS)	$5,417	$5,044	$14,304	$14,803

Field management services (SAS)	1,266	1,125	3,706	3,395

Field merchandiser services (NRS and NMA)	447	396	1,553	396

Total services provided by affiliates	$7,130	$6,565	$19,563	$18,594

Accrued expenses due to affiliates :	September 30, 2013	December 31, 2012
Total accrued expenses due to affiliates	$2,159	$705

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

In July 1999, SPAR Marketing Force, Inc. (“SMF”), SBS and SIT entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and had the right to unilaterally license and exploit their "Business Manager" Internet job scheduling software (which had been jointly developed by such parties), and all related improvements, revisions, developments and documentation from time to time voluntarily made or procured by any of them at its own expense. In addition, SPAR Trademarks, Inc. ("STM"), SBS and SIT entered into separate perpetual trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT and SBS (and through them to their commonly controlled subsidiaries and affiliates by sublicenses, including SAS) for their continued use of the name "SPAR" and certain other trademarks and related rights of STM, a wholly owned subsidiary of SGRP. SBS and SAS provide services to the Company, as described above, and SIT no longer provides services to and does not compete with the Company.

Effective August 31, 2013, the Company sold its equity interests and working capital investment in its Romanian subsidiary, SPAR Business Ideas Provider S.R.L. ("BIP"), to a Company affiliate, SPAR InfoTech, Inc. ("SIT"), for a total purchase price of $348,465. The Company received, at closing, $187,767 in cash and the balance is payable over 30 months with interest at 6% per annum. The purchase price was equal to the book value of the Company's interests in BIP, which management believes approximates fair value. The sale to SIT was approved by the Company's Audit Committee and Board of Directors.

Through arrangements with the Company, SBS, SAS and other companies owned by Mr. Brown or Mr. Bartels participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them. All such transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business. As an accommodation, the Company also provides certain accounting, human resource and similar administrative services to SIT and certain other affiliates of Robert G. Brown and William H. Bartels, at a nominal cost.

In addition to the above, SAS purchases insurance coverage for worker compensation, casualty and property insurance risk for itself, SBS and (through SBS under contracts with them) it's field merchandising specialists, and the Company from Affinity Insurance, Ltd. ("Affinity"). SAS owns minority (less than 1%) equity interest in Affinity, and Robert G. Brown is a director of Affinity. The Affinity insurance premiums for such coverage are ultimately charged to SAS, SBS (and through SBS to its covered field merchandising specialists) and the Company based on the contractual arrangements of the parties.

In the event of any material dispute in the business relationships between the Company and SBS, SAS, SIT or NRS, it is possible that Mr. Brown, Mr. Bartels or Mr. Burdekin may have one or more conflicts of interest with respect to these relationships and such dispute could have a material adverse effect on the Company.

7.      Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. As of September 30, 2013, there are no shares of SGRP Series A Preferred Stock outstanding, and there are 2,445,598 shares of SGRP Series A Preferred Stock authorized and available for issuance under SGRP's certificate of incorporation and Certificate of Designation of Series "A" Preferred Stock. The number of shares authorized and available by such designation could, however, be reduced by amendment or redemption to facilitate the creation of other SGRP Preferred Series.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

8.      Stock-Based Compensation and Other Plans

SGRP currently grants options to its eligible directors, officers and employees and certain consultants (who are employees of its affiliates) to purchase shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to the 2008 Stock Compensation Plan, as amended (the "2008 Plan").  SGRP also has granted stock options that continue to be outstanding under the 2000 Stock Option Plan ("2000 Plan").  The 2000 Plan will continue to govern any remaining outstanding options issued under it for so long as such options are outstanding.  As described below, SGRP also has the authority to issue other types of stock-based awards under the 2008 Plan, but to date has only issued restricted stock in addition to such options.

The 2008 Plan increased the number of SGRP Shares that may be covered by awards under all plans to 5.6 million SGRP Shares in the aggregate plus the aggregate number of option shares surrendered (other than in exercise) or expired after May 29, 2008. The stock options issued under the 2008 Plan are typically "nonqualified" (as a tax matter), have a ten (10) year maximum life (term) and vest during the first four years following issuance at the rate of 25% on each anniversary date of their issuance.   Stock options are granted at the market price on the grant date, and the Company recognizes compensation expense equal to the fair value of the award, calculated as of the grant date and recognized over the requisite service period (which generally is the vesting period). Fair value is calculated using the Black-Scholes option pricing model.

Based upon the Black-Scholes calculation, share-based compensation expense related to employee and director stock option grants totaled $394,000 and $348,000 for the nine months ended September 30, 2013 and 2012, respectively. The unamortized expense as of September 30, 2013, was approximately $1.4 million for outstanding stock option grants.

On August 6, 2013, 428,000 new stock option grants were issued to employees at an exercise price of $2.14, which represents the fair market value of a share of the Company’s common stock on August 6, 2013, as determined in accordance with the Company’s 2008 Plan. The estimated stock compensation expense is $915,980, which will be recognized ratably over the four year vesting period. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; volatility factor of expected market price of common stock of 157%; risk free interest rate of 1.71%; and expected lives of 6 years.

On January 3, 2013 and May 7, 2013, 10,000 and 30,000 new stock option grants were issued to directors at an exercise price of $1.70 and $2.04, respectively which represents the fair market value of a share of the Company’s common stock on January 3, 2013 and May 7, 2013, respectively, as determined in accordance with the Company’s 2008 Plan. The estimated stock compensation expense is $17,000 and $61,200, respectively, which will be recognized ratably over the one year vesting period. The fair value of each option is estimated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; volatility factor of expected market price of common stock of 157%; risk free interest rate of 1.71%; and expected lives of 6 years.

Additionally, during the nine months ended September 30, 2013, new stock option grants covering 28,000 SGRP Shares were awarded to eight new employees of the Company and SAS at an exercise price of $1.69 per share which represents the fair market value of a share of the Company’s common stock on the date of issue, as determined in accordance with the Company’s 2008 Plan. The estimated stock compensation expense is $47,320, which will be recognized ratably over the four year vesting period. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; volatility factor of expected market price of common stock of 157%; risk free interest rate of 1.71%; and expected lives of 6 years.

Pursuant to the 2008 Plan, SGRP's Compensation Committee authorized a restricted SGRP common stock award of 100,000 shares on March 10, 2011 (the "2011 RS Award"), and 25,000 shares on August 1, 2012 (the "2012 RS Award"), as additional compensation to Mr. Raymond, the Company's Chief Executive Officer and President.  The restricted shares vest in five equal parts on each of the five anniversaries following the award date (20,000 shares a year in the case of the 2011 RS Award, which started to vest on March 10, 2012, and 5,000 shares a year in the case of the 2012 RS Award, which starts to vest on August 1, 2013), so long as Mr. Raymond continues to be so employed by the Company on the applicable vesting date.  If Mr. Raymond leaves such employment, he will lose his right to receive any unvested shares. The compensation expense related to each such award will be amortized by the Company over the five (5) year vesting periods, starting on the issuance date of each award (March 10, 2011, and August 1, 2012, respectively).  The Company recorded compensation expenses for the nine months ended September 30, 2013, of $36,613 for the 2011 RS Award and $4,266 for the 2012 RS Award. The unamortized expense as of September 30, 2013 was $117,870 for the 2011 RS Award and $21,023 for the 2012 RS Award.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

9.        Customer Deposits

Customer deposits at September 30, 2013, were $627,000 ($335,000 from domestic operations and $292,000 from international operations) compared to $263,000 at December 31, 2012 ($176,000 from domestic operations and $87,000 from international operations).

10.     Commitments and Contingencies

   Legal Matters

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In addition, the Company is involved in various other legal actions and administrative proceedings through its contractual obligation to pay SBS's costs (as part of the total costs of SBS borne by the Company - see Note 6 to Consolidated Financial Statements - Related Party Transactions). In the opinion of the Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

11.     Purchases and Sale of Interests in Subsidiaries

The following contains descriptions of the Company's purchases and sale of interests in its operating subsidiaries during the nine month period ended September 30, 2013.  In each of the subsidiaries noted below, the Company, through its various agreements with the applicable Local Investor, has provided for appropriate exit strategies that are fair and equitable for each partner.

BIP (Romania)

Effective August 31, 2013, the Company sold its interests in its Romanian joint venture, SPAR Business Ideas Provider S.R.L. ("BIP"), to the Company's affiliate, SIT. See Note 6 to the Consolidated Financial Statements – Related-Party Transactions.

NMS (USA)

In September 2012, the Company made a domestic acquisition that also used its international strategy of seeking a minority (i.e., non-controlling) non-affiliated Local Investor for the Company's new consolidated subsidiary in Georgia, U.S.A.  As with most of its international counterparts, the Company acquired a 51% interest in National Merchandising Services, LLC, a newly formed Nevada limited liability company ("NMS"), and is providing its usual Global Contributions, and since then NMS has been a part of the Company's consolidated financial reports.  NMS provides merchandising services in the U.S.A. to multiple Fortune 500 companies previously supplied by its Local Investor.  The Local Investor in this case is National Merchandising of America, Inc., a Georgia corporation ("NMA"), which owns a 49% interest in NMS and will provided field merchandising services to NMS pursuant to a Field Services Agreement with NMS through July 31, 2013.  In addition, NMA contributed substantially all of its customers to NMS and is providing the usual Local Contributions.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company's initial investment in NMS was $859,050, which consists of the following (1) $510 in capital, (2) a cash payment of $400,000 to NMA at closing and a $200,000 non-interest bearing promissory note paid to NMA on January 2, 2013, (3) issuance of SPAR common stock worth $165,000 to NMA, and (4) a contingent liability of $93,540 described below.

NMS agreed to pay an incentive consulting fee ("Consulting Fee") to NMA based on NMS achieving certain earnings goals in each of the next three 12 month periods.  The Consulting Fee is calculated based on 50% of NMS earnings in excess of the annual base earnings of $500,000. The maximum consideration for the Consulting Fee could be as much as $600,000.  The projected consulting fee is approximately $93,540 and has been recorded as a contingent liability at December 31, 2012 and September 30, 2013. The Company has completed its valuation of the fair value and related allocation between identifiable intangibles and goodwill, and recorded the following in 2012. The intangible asset is being amortized over ten years. The amortization expense was $39,474 for the nine months ended September 30, 2013.

Intangible asset	$526,320
Goodwill	332,730
$859,050

CMR-Meridian (South Africa)

In September 2012, the Company's existing local consolidated subsidiary, SGRP Meridian (Pty) Ltd. ("SGRP Meridian"), acquired a majority (51%) of the equity interests in CMR Meridian (Pty) Ltd. ("CMR-Meridian"). Combined Manufacturers National (Pty) Ltd ("CMR") acquired the remaining minority (49%) non-controlling interest in CMR-Meridian as its Local Investor, contributed substantially all of its customers to CMR-Meridian and provided the usual Local Contributions while the Company is providing its usual Global Contributions. SGRP Meridian and CMR-Meridian are both part of the Company's consolidated financial reports.

CMR-Meridian initiated operations on October 1, 2012 and the Company provided approximately $380,000 in a working capital loan to SGRP Meridian to assist SGRP Meridian in this new joint venture.  SGRP Meridian, through the joint venture agreement with CMR, paid approximately $73,000 at closing and recorded a contingent liability in the amount of $154,000 representing the fair value of potential future payments required to be made by SGRP Meridian to CMR provided certain financial conditions are achieved by CMR-Meridian in 2013 and 2014. The required payments based on an exchange rate of Rand to US Dollars at September 30, 2013, are as follows:   (a) $69,000 if CMR-Meridian achieves $228,000 of earnings before interest and taxes for the twelve month period ending December 31, 2013; and (b) $92,000 if CMR-Meridian achieves $228,000 of earnings before interest and taxes for the twelve month period ending December 31, 2014.  If during these two periods the earnings before interest and taxes is lower than $228,000 the payment in each year will be reduced proportionately.

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

At the end of the first three full years of operations, an additional bonus of $57,000 will be paid by CMR-Meridian to CMR if the combined cumulative earnings before interest and taxes exceed $684,000 provided that in each year, a minimum $228,000 in earnings is achieved.  Based on current projections, the Company does not believe at this time that CMR-Meridian will meet the criteria to earn the Incentive Consulting Fee; therefore no contingent liability has been recorded as of December 31, 2012 or September 30, 2013.  However, the Company will continue to evaluate the potential for the Incentive Consulting Fee throughout 2013.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Preceptor (India)

In March 2013, the Company purchased a majority (51%) of the equity interests in Preceptor Marketing Services Private Limited ("Preceptor"), a recently formed Indian corporation, from Krognos Integrated Marketing Services Private Limited ("Krognos"), and Preceptor became a new consolidated subsidiary of the Company.  The Company also is providing the usual Global Contributions to Preceptor, while Krognos as the Local Investor retained the remaining minority (49%) non-controlling interest in Preceptor and is providing the usual Local Contributions.  Krognos also is the Local Investor in the Company's existing subsidiary in India, SPAR Krognos Marketing Private Limited.  Preceptor will enable the Company to service clients not serviced by its existing Indian subsidiary.  The Company paid $21,000 for its interest in Preceptor, and Preceptor became a consolidated subsidiary of the Company on March 1, 2013.

Certain MFI Business (USA)

In March 2013, the Company also purchased general merchandising service and certain in-store audit service businesses from Market Force Information, Inc. ("MFI"), a leading customer intelligence solution provider.  The acquired in-store audit services include the price, point of sale, out of stock, intercept and planogram audits managed by MFI's New York office.  With this acquisition, the Company entered the growing in-store audit service business and expanded its existing general merchandising service and client base domestically.

The purchase was made pursuant to the Asset Purchase Agreement dated as of March 15, 2013 (the "Purchase Agreement") between MFI, as the seller, and SPAR Marketing Force, Inc. ("SMF"), a consolidated subsidiary of SGRP and its principal domestic operating company.  The purchase was completed on March 15, 2013.  The Purchase Price under the Purchase Agreement consisted of a cash purchase price of $1,300,000 and the assumption of certain specified liabilities (principally those arising after the closing under the assumed contracts).  The Company plans to complete its purchase price valuation analysis during 2013 and record the appropriate intangible assets and or goodwill based on its analysis.  Currently, the Company has recorded $1,300,000 as an intangible asset and is amortizing it on a straight line basis for five years. In addition, SMF entered into a Consulting Services Agreement and a Transition Services Agreement with MFI, under which MFI will provide certain services, equipment and facilities for up to one year, and various assignments and other transfer documents.

The following table includes the amount of MFI's revenue and earnings included in the Company's consolidated income statement for the three and nine months ended September 30, 2013 and a pro forma calculation of the amounts of MFI's revenue and earnings that would have been included in the Company's consolidated income statement for the three and nine months ended September 30, 2013 and 2012 had the MFI acquisition date been January 1, 2013 and 2012, instead of March 15, 2013 (in thousands):

	Revenue	Net Income (Loss)
Actual MFI from July 1 to September 30, 2013	$1,766	$(150)

2013 consolidated supplemental pro forma from July 1 to September 30, 2013	$27,753	$331

2012 consolidated supplemental pro forma from July 1 to September 30, 2012	$28,179	$216

Actual MFI from March 15 to September 30, 2013	$4,485	$339

2013 consolidated supplemental pro forma from January 1 to September 30, 2013	$82,316	$(106)

2012 consolidated supplemental pro forma from January 1 to September 30, 2012	$77,252	$736

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

12.     Geographic Data

The Company operates in the same single reportable business segment (e.g., merchandising and marketing services) in both its Domestic Merchandising Services Division and its International Merchandising Services Division. The Company uses those divisions to improve its administration and operational and strategic focuses, and it tracks and reports certain financial information separately for each of those divisions. The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics. The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts. Set forth below are summaries of the Company's net revenues from its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and from its international (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division), net revenue from certain international subsidiaries as a percent of consolidated net revenue, operating income and long lived assets by geographic area for 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues:
United States	$11,327	$11,016	$32,390	$31,182
International	16,426	14,341	47,762	37,802
Total net revenues	$27,753	$25,357	$80,152	$68,984

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012

Net revenues international:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Mexico	$4,002	14.4%	$4,095	16.1%	$11,277	14.1%	$10,432	15.1%
South Africa	3,873	14.0	1,823	7.2	11,809	14.7	5,590	8.1
Japan	2,079	7.5	1,733	6.8	4,680	5.8	4,602	6.7
China	1,911	6.9	1,458	5.7	4,956	6.2	2,999	4.3
Canada	1,545	5.6	1,660	6.5	4,389	5.5	4,864	7.1
Australia	1,283	4.6	2,208	8.7	5,046	6.3	5,056	7.3
India	1,203	4.3	467	1.8	3,318	4.1	1,404	2.0
All others	530	1.9	897	3.5	2,287	2.9	2,855	4.1
Total international revenues	$16,426	59.2%	$14,341	56.3%	$47,762	59.6%	$37,802	54.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating income:
United States	$99	$729	$383	$2,049
International	291	177	520	3
Total operating income	$390	$906	$903	$2,052

 SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	September 30, 2013	December 31, 2012
Long lived assets:
United States	$4,434	$3,145
International	2,458	2,129
Total long lived assets	$6,892	$5,274

13.     Supplemental Balance Sheet Information (in thousands)

	September 30, 2013	December 31, 2012
Accounts receivable, net, consists of the following:
Trade	$13,407	$18,011
Unbilled	5,354	3,577
Non-trade	367	42
	19,128	21,630
Less allowance for doubtful accounts	91	216
Accounts receivable, net	$19,037	$21,414

	September 30, 2013	December 31, 2012
Property and equipment, net, consists of the following:
Equipment	$8,513	$8,366
Furniture and fixtures	595	570
Leasehold improvements	250	250
Capitalized software development costs	5,753	5,044
	15,111	14,230
Less accumulated depreciation and amortization	13,072	12,453
Property and equipment, net	$2,039	$1,777

	September 30, 2013	December 31, 2012
Intangible assets consist of the following:
Customer contracts and lists	$3,069	$1,804
Less accumulated amortization	659	336
	$2,410	$1,468

The Company is amortizing the customer contracts of $3.1 million on a straight line basis between 3 and 10 years. Amortization expense for the nine months ended September 30, 2013 and 2012 was approximately $323,000 and $113,000, respectively. The unamortized expense for each of the following years is as follows:

Year	Amount
2013	$454
2014	525
2015	462
2016	382
2017	382
Thereafter	205
Total	$2,410

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	September 30, 2013	December 31, 2012
Accrued expenses and other current liabilities consist of the following:
Accrued salaries payable	$625	$799
Taxes payable	878	1,460
Loans from domestic and international partners	1,167	1,559
Accrued accounting and legal expense	358	358
Final payment for purchase of NMS, LLC	-	200
Contingent liabilities, incentive for consulting fees	689	689
Short term portion of capital lease obligations	115	178
Other	1,587	1,486
Accrued expenses and other current liabilities	$5,419	$6,729

14.     Foreign Currency Rate Fluctuations

The financial statements of the foreign entities consolidated into SPAR Group, Inc. consolidated financial statements were translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts for assets and liabilities were converted at quarter-end rates, equity at historical rates and income statement accounts at average exchange rates for the quarter. The resulting translation gains and losses are reflected in accumulated other comprehensive gain or loss in the statements of stockholders' equity. Foreign currency transaction gains and losses are reflected in net earnings. The Company has foreign currency exposure with its international subsidiaries. In both 2013 and 2012, these exposures are primarily concentrated in the South African Rand, India Rupee and Canadian Dollar. Total international assets were $12.8 million and total liabilities were $10.1 million based on exchange rates at September 30, 2013. International revenues for the nine months ended September 30, 2013 and 2012 were $47.8 million and $37.8 million, respectively. The international division reported net income of approximately $8,000 and a net loss of $205,000 for the nine months ended September 30, 2013 and 2012, respectively.

15.     Discontinued Operations

Effective August 31, 2013, the Company sold its equity interests and working capital investment in its Romanian subsidiary, SPAR Business Ideas Provider S.R.L. ("BIP"), to a Company affiliate, SPAR InfoTech, Inc. ("SIT"), for a total purchase price of $348,465, The Company received, at closing, $187,767 in cash and the balance is payable over 30 months with interest at 6% per annum. The purchase price was equal to the book value of the Company's interests in BIP, which management believes approximates fair value. The sale to SIT was approved by the Company's Audit Committee and Board of Directors.

As a results of the sale, the Romanian operations were reported in the consolidated financial statements of the Company as a discontinued operation. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The components of the earnings from discontinued operations are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenues	$952	$1,066	$3,426	$2,828
Cost of revenues	733	858	2,736	2,258
Gross profit	219	208	690	570

Selling, general and administrative expenses	208	177	562	426
Depreciation and amortization	–	1	1	9
Operating income	11	30	127	135

Other (income) expense	(6)	12	29	40
Income from operations	$17	$18	$98	$95

16.     Taxes

In July 2006, the FASB issued an interpretation, Accounting for Uncertainty in Income Taxes, now codified as ASC Topic 740, which detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements. Tax positions must meet a more-likely-than-not recognition threshold and requires that interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense. The Company's tax reserves at September 30, 2013, and December 31, 2012, totaled $123,000 and $93,000, respectively, for potential domestic state tax and federal tax liabilities.

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

17.     Subsequent Events

As of October 30, 2013, SGRP and certain of its domestic subsidiaries (as borrowers) entered into the Fifth Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents (the "Fifth Amendment") with Sterling National Bank ("Sterling") as Agent and Lender, a copy of which is attached to this Quarterly Report as Exhibit 10.1. The Fifth Amendment adds SPAR Canada, Inc., SPAR Canada Company ("SCC"), and SPAR Wings & Ink Company ("SWI") as borrowers under the Sterling Credit Facility. See Note 4 to the Consolidated Financial Statements - Credit Facilities: Sterling Credit Facility, above. As a result, the receivables of the Company's Canadian subsidiaries, SCC and SWI, are now included in the Company's borrowing base and pledged to Sterling and advances are available to those Canadian borrowers under the Sterling Credit Facility. SCC has retired its existing credit facility with the Royal Bank of Canada and replaced it by becoming a borrower under the Sterling Credit Facility.

 SPAR Group, Inc. and Subsidiaries

Item 2.        Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

There are "forward-looking statements" contained in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2013 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2013 (the "2012 Annual Report"), in SGRP's Proxy Statement for its 2013 Annual Meeting of Stockholders as filed with the SEC on April 19, 2013 (the "2013 Proxy Statement"), and the Company's other filings under applicable law with the SEC (including this Quarterly Report, the Company's 2012 Annual Report and the 2013 Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"),Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws"). The Company's forward-looking statements include, in particular and without limitation, the discussions in this Quarterly Report under the heading "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources" and in the Company's 2012 Annual Report under the headings "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

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

GENERAL

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug, independent, convenience and electronics stores. The Company also provides furniture and other product assembly services in stores, homes and offices. The Company has supplied these project and product services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001. The Company currently does business in 9 countries that encompass approximately 50% of the total world population through its operations in the United States, Canada, Japan, South Africa, India, China, Australia, Mexico and Turkey.

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

3

In August 2013, the Company sold its 51% ownership in Romania in its active Romania subsidiary to SPAR InfoTech, Inc. (see Note 6 to the Consolidated Financial Statements – Related-Party Transactions). The Company continues to have one Romanian subsidiary that is 100% owned and is inactive. Also in May of 2012, the Company sold its 51% ownership in one of its other Romania subsidiaries, SPAR City S.R.L, to its original Local Investor.

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

The Company operates in the same single business segment (e.g., merchandising and marketing services) in both its domestic and international divisions (as described above), and the Company tracks and reports certain financial information separately for its subsidiaries in each of those divisions using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two geographic divisions, which includes their respective net revenues and operating income for each of the three month and nine month periods ended September 30, 2013, and September 30, 2012, and their respective long-lived assets at September 30, 2013, and December 31, 2012, are provided in Note 12 to the Consolidated Financial Statements – Geographic Data, above. See also Item I - The Company's Business Strategies (including Leveraging and Improving on the Company's Technological Strength and Acquisition Strategies and Strategic Acquisitions), Descriptions of the Company's Services, The Company's Sales and Marketing, The Company's Customer Base and The Company's Competition, all in the Company's 2012 Annual Statement.

SPAR Group, Inc. and Subsidiaries

 Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2013, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on April 2, 2013.

Results of Operations

Three months ended September 30, 2013, compared to three months ended September 30, 2012

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2013		2012
	$	%	$	%
Net revenues	$27,753	100.0%	$25,357	100.0%
Cost of revenues	21,228	76.5	19,042	75.1
Selling, general & administrative expense	5,747	20.7	5,112	20.2
Depreciation & amortization	388	1.4	297	1.2
Interest expense	28	0.1	32	0.1
Other income, net.	(5)	0.0	(29)	(0.1)
Income before income taxes	367	1.3	903	3.5
Income tax expense (benefits)	(139)	(0.5)	62	0.2
Income from continuing operations	506	1.8	841	3.3
Income from discontinued operations	17	0.1	18	0.1
Net Income	523	1.9	859	3.4
Net income attributable to non-controlling interest	(192)	(0.7)	(281)	(1.1)
Net income attributable to Spar Group, Inc.	$331	1.2%	$578	2.3%

Net Revenues

Net revenues for the three months ended September 30, 2013, were $27.8 million, compared to $25.4 million for the three months ended September 30, 2012, an increase of $2.4 million or 9.4%.

Domestic net revenues totaled $11.3 million in the three months ended September 30, 2013, compared to $11.0 million for the same period in 2012. Domestic net revenues increased by approximately $300,000. The increase was primarily due to incremental revenue from the recent acquisition of general merchandising and certain in-store audit services from Market Force Information (“MFI”) and the September 2012 acquisition of National Merchandising Services, LLC ("NMS"). The increase in revenue from acquisitions was partially offset by a decrease in syndicated services and other project work.

International net revenues totaled $16.4 million for the three months ended September 30, 2013, compared to $14.3 million for the same period in 2012, an increase of $2.1 million or 14.5%. The increase in 2013 international net revenues was primarily due to incremental revenue from the integration of the acquisitions in South Africa and India and increased revenue in China and Japan, partially offset by lower revenue in Australia and Turkey.

 SPAR Group, Inc. and Subsidiaries

 Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 76.5% of its net revenues for the three months ended September 30, 2013, and 75.1% of its net revenues for the three months ended September 30, 2012.

Domestic cost of revenues was 69.6% of net revenues for the three months ended September 30, 2013, and 70.6% of net revenues for the three months ended September 30, 2012. The decrease in cost of revenues as a percentage of net revenues of 1.0% was due primarily to a favorable mix of syndicated and project work compared to last year. For the three months ended September 30, 2013 and 2012, approximately 85% and 80%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively, and approximately 5% of the Company's domestic cost of revenues for both the three months ended September 30, 2013 and 2012 resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"), and prior to August 1, 2013, National Merchandising of America, Inc. ("NMA") (See Note 6 to the Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenues increased to 81.3% of net revenues for the three months ended September 30, 2013, compared to 78.6% of net revenues for the three months ended September 30, 2012. The cost of revenue percentage increase of 2.7% was primarily due to higher cost margin business in the new market in India and the mix of business in India, Turkey, Mexico and Australia.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses.

Selling, general and administrative expenses were approximately $5.7 million and $5.1 million for the three months ended September 30, 2013 and 2012, respectively.

Domestic selling, general and administrative expenses totaled $3.0 million for three months ended September 30, 2013, compared to $2.3 million for the three months ended September 30, 2012. The increase of $700,000 was primarily due to the Market Force Information (“MFI”) and National Merchandising Services, LLC acquisitions.

International selling, general and administrative expenses totaled $2.7 million for the three months ended September 30, 2013, compared to $2.8 million for the same period in 2012. The decrease of approximately $100,000 was primarily attributable to reduced costs in Australia.

Depreciation and Amortization

Depreciation and amortization charges totaled $388,000 for the three months ended September 30, 2013, and $297,000 for the same period in 2012. The increase of $91,000 is primarily attributable to amortization related to intangible assets recorded in valuing recent acquisitions of MFI, NMS and CMR.

Interest Expense

The Company's net interest expense was $28,000 and $32,000 for the three months ended September 30, 2013 and 2012, respectively.

Other Income

Other income totaled $5,000 and $29,000 for the three months ended September 30, 2013 and 2012, respectively.

SPAR Group, Inc. and Subsidiaries

Income Taxes

The income tax benefit totaled $139,000 for the three months ended September 30, 2013 and the income tax provision totaled $62,000 for the three months ended September 30, 2012. The favorable income tax is due to an adjustment to bring the domestic tax provision in line with taxable income for the nine months ended September 30, 2013. The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits. The Company recognizes minimum federal tax provisions as the Company anticipates utilizing operating loss carry forwards in 2013.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $192,000 and $281,000 for the three months ended September 30, 2013 and September 30, 2012, respectively.

Net Income

The Company reported net income of $331,000 for the three months ended September 30, 2013, or $0.02 per diluted share, compared to a net income of $578,000, or $0.03 per diluted share, for the corresponding period last year.

Nine months ended September 30, 2013, compared to nine months ended September 30, 2012

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2013		2012
	$	%	$	%
Net revenues	$80,152	100.0%	$68,984	100.0%
Cost of revenues	61,252	76.4	50,555	73.3
Selling, general & administrative expense	16,900	21.1	15,518	22.5
Depreciation & amortization	1,097	1.4	859	1.2
Interest expense	80	-	95	0.1
Other income, net.	(73)	(0.1)	(36)	-
Income before income taxes	896	1.2	1,993	2.9
Income taxes expense	200	0.3	134	0.2
Income from continuing operations	696	0.9	1,859	2.7
Income from discontinued operations	98	0.1	95	0.1
Net income	794	1.0	1,954	2.8
Net income attributable to non-controlling interest	(550)	(0.7)	(351)	(0.5)
Net income attributable to Spar Group, Inc.	$244	0.3%	$1,603	2.3%

Net Revenues

Net revenues for the nine months ended September 30, 2013, were $80.2 million, compared to $69.0 million for the nine months ended September 30, 2012, an increase of $11.2 million or 16.2%.

Domestic net revenues totaled $32.4 million in the nine months ended September 30, 2013, compared to $31.2 million for the same period in 2012. Domestic net revenues increased by approximately $1.2 million. The increase was primarily due to incremental revenue from the from Market Force and National Merchandising Services acquisitions, partially offset by a decrease syndicated services and other project work.

SPAR Group, Inc. and Subsidiaries

International net revenues totaled $47.8 million for the nine months ended September 30, 2013, compared to $37.8 million for the same period in 2012, an increase of $10.0 million or 26%. The increase in 2013 international net revenues was primarily due to incremental revenue from the newly integrated acquisition in South Africa and India and increased revenue in China and Mexico.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and administration fees, travel and other direct labor-related expenses and was 76.4% of its net revenues for the nine months ended September 30, 2013, and 73.3% of its net revenues for the nine months ended September 30, 2012.

Domestic cost of revenues was 69.4% of net revenues for the nine months ended September 30, 2013, and 68.1% of net revenues for the nine months ended September 30, 2012. The increase in cost of revenues as a percentage of net revenues was 1.3% due primarily to an unfavorable mix of syndicated and project work compared to last year. For the nine months ended September 30, 2013 and 2012, approximately 80% and 86%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively, and approximately 6% and 2%, of the Company's domestic cost of revenues for the nine months ended September 30, 2013 and 2012, respectively, resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"), and prior to August 1, 2013, National Merchandising of America, Inc. ("NMA") (See Note 6 to the Consolidated Financial Statements- Related-Party Transactions).

Internationally, the cost of revenues increased to 81.2% of net revenues for the nine months ended September 30, 2013, compared to 77.6% of net revenues for the nine months ended September 30, 2012. The cost of revenue percentage increase of 3.6% was primarily due to higher cost margin business in the India, Turkey and Mexico markets and the mix of business in Japan, Canada and China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses.

Selling, general and administrative expenses were approximately $16.9 million and $15.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Domestic selling, general and administrative expenses totaled $8.7 million for nine months ended September 30, 2013, compared to $7.2 million for the nine months ended September 30, 2012. The increase of $1.5 million was primarily due to the Market Force acquisition and increased legal expense.

International selling, general and administrative expenses totaled $8.2 million and $8.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.1 million for the nine months ended September 30, 2013, and $859,000 for the same period in 2012. The increase is primarily attributable to amortization related to intangible assets recorded in valuing recent acquisitions of MFI, NMS and CMR.

Interest Expense

The Company's net interest expense was $80,000 and $95,000 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in interest expense is directly attributable to reduced borrowings as well as lower interest rates.

 SPAR Group, Inc. and Subsidiaries

Other Income

Other income totaled $73,000 for the nine months ended September 30, 2013, and $36,000 for the same period in 2012.

Income Taxes

Income tax provision totaled $200,000 and $134,000 for the nine months ended September 30, 2013 and 2012, respectively. The tax provision resulted primarily from domestic state taxes and for tax provisions related to certain international profits. The Company recognizes minimum federal tax provisions as the Company anticipates utilizing operating loss carry forwards in 2013.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $550,000 for the nine months ended September 30, 2013, compared to a reduction of net income of $351,000 for the nine months ended September 30, 2012.

Net Income

The Company reported a net income of $244,000 for the nine months ended September 30, 2013, or $0.01 per diluted share, compared to a net income of $1.6 million, or $0.07 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the nine months ended September 30, 2013, the Company had net income before non-controlling interest of $794,000.

Net cash provided by operating activities was $4.8 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively. The net cash provided by operating activities was primarily due to a decrease in accounts receivable and an increase accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2013, and September 30, 2012, was approximately $2.5 million and $1.1 million, respectively. The net cash used in investing activities was primarily a result of the purchase of the MFI business, plus fixed asset additions.

Net cash used in financing activities for the nine months ended September 30, 2013, and September 30, 2012, was approximately $490,000 and $3.0 million, respectively. Net cash used in financing activities was primarily a result of payments on lines of credit, payments on the capital leases, and purchases of treasury shares.

The above activity resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2013 of $1.3 million.

At September 30, 2013, the Company had net working capital of $8.6 million, as compared to net working capital of $9.7 million at December 31, 2012. The Company's current ratio was 1.6 and 1.7 at September 30, 2013, and December 31, 2012, respectively.

Credit Facilities

The Company is a party to various domestic and international credit facilities. See Note 4 to Consolidated Financial Statements – Credit Facilities

 SPAR Group, Inc. and Subsidiaries

Certain Contractual Obligations

The following table contains a summary of certain of the Company's contractual obligations by category as of September 30, 2013 (in thousands):

	Period in which payments are due
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facilities	$2,343	$2,243	$58	$42	$–
Capital Lease Obligations	151	128	23	–	–
Contingent Liabilities	689	242	447	–	–
Operating Lease Obligations	3,097	894	1,124	788	291
Total	$6,280	$3,507	$1,652	$830	$291

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At September 30, 2013, the Company's outstanding lines of credit and other debt totaled approximately $2.3 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	2.8%	$2,214
International	0.1%	129
		$2,343

(1)      Based on interest rate at September 30, 2013.

(2)      Based on exchange rate at September 30, 2013.

The Company has foreign currency exposure with its international subsidiaries. In both 2013 and 2012, these exposures are primarily concentrated in the South African Rand, the India Rupee and the, Canadian Dollar. Total international assets were $12.8 million and total liabilities were $10.1 million based on exchange rates at September 30, 2013. International revenues for the nine months ended September 30, 2013 and 2012 were $47.8 million and $37.8 million, respectively. The international division reported net income of approximately $139,000 and a net loss of $39,000 for the three months ended September 30, 2013 and 2012, respectively and net income of $8,000 and a net loss of $205,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of September 30, 2013.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's third quarter of its 2013 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. See Note 10 to Consolidated Financial Statements – Commitments and Contingencies.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a): Not applicable

Item 2(b): Not applicable

Item 2(c):

The following table summarizes the repurchases by SGRP and its "affiliated purchasers" (as defined in SEC Rule §240.10b-18(a)(3)) of its common stock during the three month period that ended on September 30, 2013:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of SGRP's publicly announced repurchase plans or programs	(d) Maximum number of shares that may yet be purchased
Balance at June 30, 2013				439,735
July 2013	-	-	-	439,735
August 2013	43,476	$1.90	43,476	396,259
September 2013	32,680	$1.97	32,680	363,579
Total Quarter	76,156	$1.93	76,156	363,579

There were no purchases of SGRP's common stock by such affiliated purchasers during that period.

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

Item 3.       Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.

Item 3(b): Defaults under Preferred Stock: None.

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

3.1	Amended and Restated By-Laws of SPAR Group, Inc., as adopted on May 18, 2004, and as amended through August 6, 2013 (as filed herewith).

10.1

Master Field Services Agreement dated as of August 1, 2013, between National Retail Source, LLC, a Georgia limited liability company and affiliate of SGRP, and National Merchandising Services, LLC, a Nevada limited liability company and consolidated subsidiary of SGRP (as filed herewith).

10.2

Share Purchase Agreement (respecting equity and debt interests in SPAR Business Ideas Provider S.R.L.) dated as of August 31, 2013, between SPAR InfoTech, Inc. ("SIT"), a Nevada corporation and affiliate of SGRP, and SPAR International Ltd. ("SPAR Cayman"), a Cayman Islands corporation and consolidated subsidiary of SGRP (as filed herewith).

10.3

Fifth Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of October 30, 2013, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., and SPAR Marketing Force, Inc., each as an original "Borrower", and SPAR Canada, Inc., SPAR Canada Company and SPAR Wings & Ink Company, each as a "Borrower" newly added to such loan agreement by such amendment (as filed herewith).

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

Date: November 14, 2013	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory