Form 10-K
period 2013-12-31
SPAR GROUP INC
filed 2014-03-31
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-27824

SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Westchester Avenue, Suite 204, White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐     Accelerated Filer ☐

Non-Accelerated Filer ☐          Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2013, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $17,317,000.

The number of shares of the Registrant's Common Stock outstanding as of March 15, 2014, was 20,534,473 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Stockholders, presently scheduled to be held on May 15, 2014, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

 INDEX

 PART I

PART I

There are "forward-looking statements" contained in this Annual Report on Form 10-K (this "Annual Report") of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 15, 2014 (as filed, the "2014 Proxy Statement", which SGRP plans to file with the SEC pursuant to Regulation 14 A in April of 2014, but not later than 120 days after the end of the Company's 2013 fiscal year), and the Company's other filings under applicable law with the SEC (including this Annual Report and the 2014 Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws". The Company's forward-looking statements include, in particular and without limitation, the discussions in this Annual Report under the headings "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

You should carefully consider all forward-looking statements, risk factors and the other risks, cautions and information noted in this Annual Report, the 2014 Proxy Statement and the Company's SEC Reports that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions, expectations and estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

Although the Company believes that its plans, intentions, expectations and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions, expectations or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described below (See Item 1A – Risk Factors) and any other risks, cautions or information contained or incorporated by reference into this Annual Report or other applicable SEC Report. All forward-looking and other statements or information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other risks, cautions and information.

You should not place undue reliance on the Company's forward-looking statements and similar information because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control. The Company's forward-looking statements, risk factors and other risks, cautions and information (whether contained in this Annual Report, the 2014 Proxy Statement or any other applicable SEC Report) are based on the information currently available to the Company and speak only as of the date specifically referenced, or if no date is referenced, then as of December 31, 2013, in the case of this Annual Report or the 2014 Proxy Statement or the last day of the period covered by any other applicable SEC Report. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other risks, cautions or information (in whole or in part), whether as a result of new information, risks or uncertainties, future events or recognition or otherwise, except as and to the extent required by applicable law.

Item 1. Business

THE COMPANY'S BUSINESS GENERALLY

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store, independent, convenience, toy, home improvement and electronics stores. The Company also provides furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001. The Company currently does business in 9 countries that encompass approximately 47% of the total world population through its operations in the United States, Canada, Japan, South Africa, India, China, Australia, Mexico and Turkey.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at store level, and the Company may be engaged by either the retailer or the manufacturer. Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories "on the shelf" in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, replenishing kiosks, providing on-site audit and in-store event staffing services and providing product assembly services in stores, homes and offices. Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, special seasonal or promotional merchandising, focused product support and product recalls. The Company continues to seek to expand its merchandising, assembly and marketing services business throughout the world.

An Overview of the Merchandising and Marketing Services Industry

According to industry estimates, over two billion dollars are spent annually in the United States alone on retail merchandising and marketing services. The merchandising and marketing services industry includes manufacturers, retailers, food brokers, and professional service merchandising companies. The Company believes that merchandising and marketing services add value to retailers, manufacturers and other businesses and enhance sales by making a product more visible and more available to consumers. These services primarily involve placing orders, shelf maintenance, display placement, reconfiguring products on store shelves and replenishing product inventory.

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

SPAR Group believes the current trend in business toward globalization fits well with its expansion model. As companies expand into foreign markets they will need assistance in merchandising or marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising and marketing programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its Internet, hand-held computers, tablets and smart phone based technology and business model worldwide.

The Company's Domestic and International Segments:

In order to cultivate and expand the Company's merchandising and marketing services businesses in both domestic and foreign markets and ensure a consistent approach to those businesses worldwide, the Company has historically divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Merchandising Services Division, and international (i.e., all locations outside the United States), which are the sales territories for its International Merchandising Services Division. To that end, the Company also (1) provides and requires all of its locations to use its Internet based operating, scheduling, tracking and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with the Company's financial reporting and disclosure controls and procedures, ethics code and other policies, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's international subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide. As a result of its expanding international business, and since it was already reporting much of the required segment information, the Company has decided to begin to report those two geographic areas as separate business segments in this Annual Report.

Each of the Company's divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store chains, convenience, home improvement and grocery stores in their respective territories. SPAR Group's clients include the makers and distributors of general merchandise, health and beauty care, consumer goods, home improvement, home entertainment, and food products in their respective territories.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America[6]
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51% [1]	Durban, South Africa
India	April 2004	51% [2]	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
Romania	July 2009	100% [3]	Bucharest, Romania
China	March 2010	51% [4]	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51% [5]	Istanbul, Turkey

1

In September 2012, the Company, through its subsidiary in South Africa (SGRP Meridian), entered into a joint venture agreement to expand its operations in South Africa.  SGRP Meridian owns a 51% ownership interest in the new company; CMR Meridian (Pty) Ltd. ("CMR-Meridian").

2

In June 2011, the Company sold 49% of its interest in its Indian subsidiary to KROGNOS Integrated Marketing Services Private Limited. In March 2013, the company purchased a 51% interest in a new subsidiary in India, Preceptor Marketing Services Private Limited, which began operations in March 2013.

3

In August 2013, the Company sold its 51% ownership in Romania in its active Romania subsidiary to SPAR InfoTech, Inc. (see Note 11 to the Consolidated Financial Statements – Related-Party Transactions). The Company continues to have one Romanian subsidiary that is 100% owned and is inactive. Also in May 2012, the Company sold its 51% ownership in one of its other Romania subsidiaries, SPAR City S.R.L, to its original Local Investor.

4

Currently the Company owns two subsidiaries in China.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned. In July 2011, the Company, through its active subsidiary in China (SPAR Shanghai), entered into a joint venture agreement to expand its operations in China.  SPAR Shanghai has a 75.5% ownership interest in the new company; SPAR DSI Human Resource Company.

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

Financial Information about the Company's Domestic and International Segments

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its domestic and international divisions (as described above). The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the years ended December 31, 2013 and 2012, and their respective assets as of December 31, 2013 and 2012, is provided in Note 13 to the Company's Consolidated Financial Statements – Segment Information.

THE COMPANY'S BUSINESS STRATEGIES

As the marketing services industry continues to expand both in the United States and internationally, many large retailers and manufacturers are outsourcing their merchandising and marketing service needs to third-party providers. The Company believes that offering marketing services on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that successful use of and continuous improvements to a sophisticated technology infrastructure, including the Company's proprietary Internet-based software, is key to providing clients with a high level of client service while maintaining efficient, low cost operations. The Company's objective is to continue to expand international retail merchandising and marketing services by pursuing its operating and growth strategy, as described below.

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

Improving the Company's Operating Efficiencies:

The Company will continue to seek greater operating efficiencies. The Company believes that its existing field force and technology infrastructure can support additional clients and revenue in both its Domestic and International Merchandising Services Segments.

Developing New Services:

The Company is seeking to increase revenues through the internal development and implementation of new services that add value to its clients' retail merchandising related activities, some of which have been identified and are currently being tested for feasibility and market acceptance. However, there can be no assurance that any new services will be developed or that any such new service can be successfully marketed.

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

Acquisition Strategies and Strategic Acquisitions:

The Company is seeking to acquire businesses or make other arrangements with companies that offer similar merchandising or marketing services both in the United States and worldwide. The Company believes that increasing its industry expertise, further developing and refining its technology systems, adding services, and increasing its geographic breadth and local market depth will allow it to service its clients more efficiently and cost effectively. Through such acquisitions strategies, the Company may realize additional operating and revenue synergies and may leverage existing relationships with manufacturers, retailers and other businesses to capitalize on cross-selling opportunities. However, there can be no assurance that any of the acquisitions strategies will occur or whether, if completed, the integration of the acquired businesses will be successful or the anticipated efficiencies and cross-selling opportunities will occur.

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

Another key to the Company's international and (more recently) domestic expansion is its strategy of seeking a minority (i.e., non-controlling) investor for the Company's new consolidated subsidiary that is an experienced person or company in the local area who is not otherwise affiliated with the Company (each a "Local Investor"). The Company exercises supervision and control over each consolidated subsidiary through its Global Technology Systems, which are generally phased in over time following acquisition. The Company's supervision and control is further strengthened by its company-wide executive management, administrative support, accounting oversight, procedures and controls (financial and reporting), credit support and corporate codes and policies that apply to each such subsidiary (the Company's "Global Administration", and together with its Global Technology Systems, the Company's "Global Contributions"). The Company also seeks to own a majority (at least 51%) of such a subsidiary's equity while the Local Investor purchases a minority equity interest in it (49% or less). In addition to that equity, a Local Investor provides credit support, certain services and the useful local attention, perspective and relationships of a substantial (although non-controlling) equity owner with a strong financial stake in such subsidiary's success (the "Local Contributions"). The Local Investor also often contributes an existing customer base to the subsidiary in which it invests. As of the date of this Annual Report, NMS in the U.S.A. (see below) and each of the Company's international operating subsidiaries (other than those in Canada and Japan) has a Local Investor. See Item 1A - Risks Associated with International and Domestic Subsidiaries, Risks of Having Material Local Investors in International and Domestic Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, below, and Note 2 to the Consolidated Financial Statements – Summary of Significant Accounting Policies: Principles of Consolidation, Accounting for Joint Venture Subsidiaries and Noncontrolling Interests.

The Company also has expanded its acquisition strategy to, on occasion, purchase a local international consolidated subsidiary through another local international consolidated subsidiary in the same country, which most recently occurred in September 2012 as the Company expanded its merchandising service business in South Africa through its acquisition of a majority of the equity interests in CMR Meridian (Pty) Ltd. (see below).

In September 2012, the Company made a domestic acquisition that also used its international strategy of seeking a minority (i.e., non-controlling) non-affiliated Local Investor for the Company's new consolidated subsidiary in Georgia, U.S.A. As with most of its international counterparts, the Company acquired a 51% interest in National Merchandising Services, LLC, a newly formed Nevada limited liability company ("NMS"), and provided and provides its usual Global Contributions, and since then NMS has been a part of the Company's consolidated financial statements. NMS provides merchandising services in the U.S.A. to multiple Fortune 500 companies previously supplied by its Local Investor. The Local Investor in this case is National Merchandising of America, Inc., a Georgia corporation ("NMA"), which owns a 49% interest in NMS and will provide field merchandising services to NMS pursuant to a Field Services Agreement with NMS. In addition, NMA contributed substantially all of its customers to NMS and provided and provides the usual Local Contributions.

In September 2012, the Company's existing local consolidated subsidiary in South Africa, SGRP Meridian (Pty) Ltd. ("SGRP Meridian"), acquired a majority (51%) of the equity interests in CMR Meridian (Pty) Ltd. ("CMR-Meridian"), while the Company provided and provides its usual Global Contributions. Combined Manufacturers National (Pty) Ltd ("CMR") acquired the remaining minority (49%) non-controlling interest in CMR-Meridian as its Local Investor, contributed substantially all of its customers to CMR-Meridian and provided the usual Local Contributions. SGRP Meridian and CMR-Meridian are both included in the Company's consolidated financial statements. CMR-Meridian initiated operations on October 1, 2012.

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

In March 2013, the Company also purchased general merchandising service and certain in-store audit service businesses from Market Force Information, Inc. ("MFI"), a leading customer intelligence solution provider. The acquired in-store audit services include the price, point of sale, out of stock, intercept and planogram audits managed by the Company’s operations in Albany, New York. With this acquisition, the Company has entered the growing in-store audit service business and expanded its existing general merchandising service and client base domestically.

For each of the above, see generally Item 1 - The Company's Domestic and International Segments, above, Item 1A - Dependence Upon and Cost of Services Provided by Affiliates, Potential Conflicts in Services Provided by Affiliates, Risks Associated with International and Domestic Subsidiaries, Risks of Having Material Local Investors in International and Domestic Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, below, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 11 to the Consolidated Financial Statements – Related-Party Transactions, below, Note 2 to the Consolidated Financial Statements – Summary of Significant Accounting Policies: Principles of Consolidation, Accounting for Joint Venture Subsidiaries and Noncontrolling Interests, and Note 13 to the Consolidated Financial Statements – Segment Information, below.

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

The Company's operations are currently divided into two segments: the Domestic Merchandising Services Division and the International Merchandising Services Division. The Company's domestic division provides merchandising and marketing services, furniture and other product assembly services, audit services, technology services and marketing research to manufacturers, distributors and retailers in the United States. Those services are primarily performed in mass merchandisers, office supply, grocery, drug store, home improvement, independent, convenience and electronics stores. The Company's international division, established in May 2001, currently provides similar merchandising, marketing services and in-store event staffing through subsidiaries in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey. Today the Company operates in 9 countries that encompass approximately 47% of the total world population.

The Company currently provides six principal types of merchandising and marketing services: syndicated services, dedicated services, project services, assembly services, audit services and in-store event staffing services.

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

Assembly Services:

The Company's assembly services are initiated by retailers, manufacturers or consumers, and upon request the Company assembles furniture, grills, fitness equipment and many other products in stores, homes and offices. The Company performs ongoing routed coverage at retail locations to ensure that furniture and other product lines are well displayed and maintained, and building any new items or replacement items, as required. In addition, the Company provides in-home and in-office assembly to customers who purchase their product from retailers, whether in store, online or through catalog sales.

In-Store Event Staffing Services:

The Company provides in-store product samplings and in-store product demonstrations to national chains in target markets worldwide.

Retail Compliance and Price Audit Services:

The Company’s retail compliance and price audit services are initiated by retailers and manufacturers and focus on the following;

●	Validate store promotions
●	Confirm P-O-G layout
●	Audit compliance with corporate branding and signage
●	Verify product placement, displays, POS materials, etc.
●	Collect inventory levels and out-of-stock status
●	Providing current, accurate pricing intelligence
●	Competitive price audits (by product, by market)
●	Internal price audits
o	Ensure pricing accuracy and consistency
o	Verify promotional and everyday price changes
●	Powerful Analytics
o	Highlight immediate pricing challenges and opportunities
o	Track pricing trends over time
o	Analyze impact of promotional pricing
o	Identify solutions by channel, geography, price range, category, etc.

Other Marketing Services:

Other marketing services performed by the Company include:

Test Market Research - Testing promotion alternatives, new products and advertising campaigns, as well as packaging, pricing, and location changes, at the store level.

Mystery Shopping - Calling anonymously on retail outlets (e.g. stores, restaurants, banks) to check on distribution or display of a brand and to evaluate products, service of personnel, condition of store, etc.

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

The Company's marketing and sales efforts within its International Merchandising Services Division are structured to develop new national, regional and local businesses in both new and existing international territories by acquiring existing businesses and within the Company's existing international territories through targeted sales efforts. The Company has an international acquisition team whose primary focus is to seek out and develop acquisitions throughout the world. Marketing and sales targets and strategies are developed within an international subsidiary, in consultation with the Company's U.S. headquarters, with assistance from the applicable Local Investor, and are communicated to the Company's applicable international sales force for execution. The Company's international sales force for a particular territory is located throughout that territory and work from the Company's office in that territory and their home offices. In addition, the Company's international corporate account executives play an important role in the Company's new business development efforts within the Company's existing manufacturer, distributor and retailer client base within their respective territories.

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

THE COMPANY'S CUSTOMER BASE

The Company currently represents numerous manufacturers and/or retail clients in a wide range of retail chains and stores worldwide, and its customers (which it refers to as clients) include:

•	Mass Merchandisers
•	Drug
•	Grocery
•	Office Supply
•	Dollar Stores
•	Toy or Specialty Home Improvement
•	Other retail outlets (such as discount and electronic stores, in-home and in-office, etc.)

The Company did not have any clients that represented 10% or more of the Company’s net revenue for the years ended December 31, 2013 and 2012.

THE COMPANY'S COMPETITION

The marketing services industry is highly competitive. The Company's competition in the Domestic Merchandising Services Division and International Merchandising Services Divisions arises from a number of large enterprises, many of which are national or international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in the mass merchandiser, office supply and drug store channels of trade. The Company also believes it has the ability to execute major national and international in-store initiatives and develop and administer national and international manufacturer programs. Finally, the Company believes that, through the use and continuing improvement of its proprietary Internet software, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.

THE COMPANY'S TRADEMARKS

The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly, efficiently and consistently over a wide geographic area. See “An Overview of the Merchandising and Marketing Services Industry” and “Competition”, above.

THE COMPANY'S LABOR FORCE

Worldwide the Company utilized a labor force of approximately 19,000 people in 2013. Today, the Company operates in 9 countries that encompass approximately 47% of the total world population.

During 2013, the Company's Domestic Merchandising Services Division employ a labor force of 259 people. As of December 31, 2013, there were 204 full-time employees and 55 part-time employees engaged in domestic operations. The Company's Domestic Merchandising Services Division utilized the services of its affiliate, SPAR Administrative Services, Inc. ("SAS"), to schedule and deploy the field force of merchandising specialists and assembly technicians, which consists of field merchandising specialists furnished by SPAR Business Services, Inc. ("SBS"), and National Retail Source, Inc. ("NRS"), as well as the Company's domestic field employees. (See Item 13 – Certain Relationships and Related Transactions and Director Independence, below, and Note 11 to the Consolidated Financial Statements – Related-Party Transactions, below.) SBS, SAS and NRS furnished approximately 10,700 merchandising specialists and assembly technicians (all of whom are engaged by SBS and NRS) and 51 field managers (all of whom were employed by SAS), respectively. The Company, SBS, SAS and NRS consider their relations with their respective employees and field merchandising specialists to be good.

As of December 31, 2013, the Company's International Merchandising Services Division's labor force consisted of approximately 754 people. There were 684 full-time and 70 part-time employees engaged in international operations. The International Merchandising Services Division's field force consisted of approximately 7,100 merchandising specialists.

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

Dependence on Largest Customer and Large Retail Chains

As discussed above in Company's Customer Base, the Company currently does not have a significant customer concentration. However, the loss of any of its customers, the loss of the ability to provide merchandising and marketing services in those chains, or the failure to attract new large clients could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

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

Dependence on Retailers with Physical Stores

Retailers with physical store locations are facing increasing competition from virtual stores on the internet. Some retailers with physical stores have failed and others are struggling in this highly competitive environment. Although the Company's merchandising services help physical retailers in successfully competing against such virtual online stores, and the Company provides assembly and other services utilized by online retailers, the Company's business and growth depends in large part on the continuing need for in-store merchandising of products and the continuing success of retailers with physical store locations. There can be no assurance that the in-store merchandising of products will increase or even continue at current levels or that retailers with physical store locations will continue to compete successfully in those stores, and some retailers are shifting their sales focus to their virtual online stores. A significant decrease in such need for in-store merchandising or success of such physical stores could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

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

Risks of Losses and Financial Covenant Violations

In the past, the Company occasionally suffered operating losses.  As a result of those losses and related effects, the Company had repeated technical violations of certain covenants in the Company's prior domestic credit facility, which its lender periodically waived for fees rather than permanently resetting them to realistically achievable levels.  However, the Company changed its domestic lenders in July 2010 and entered into a new credit facility with financial covenants that the Company believe are more realistic and thus less likely to require waivers.  The Company was in compliance of all its new domestic lender's bank covenants in 2013 and 2012.  See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, below, and Note 5 to Consolidated Financial Statements - Credit Facilities, below.

There can be no assurances that in the future the Company will be profitable, will not violate covenants of its current or future credit facilities, its lenders will waive any violations of such covenants, the Company will continue to have adequate lines of credit, or will continue to have sufficient availability under its lines of credit. Accordingly, marginal profitability by the Company, as well as any failure to maintain sufficient availability or lines of credit from the Company's lenders, could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

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

Failure to Develop New Services

A key element of the Company's growth strategy is the development and sale of new services. While several new services are under current development, there can be no assurance that the Company will be able to successfully develop and market new services. The Company's inability or failure to devise useful merchandising or marketing services or to complete the development or implementation of a particular service for use on a large scale, or the failure of such services to achieve market acceptance, could adversely affect the Company's ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition and could limit the Company's ability to significantly increase its revenues and profits.

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

Uncertainty of Financing for, and Dilution Resulting from, Future Acquisitions

The timing, size and success of acquisition efforts and any associated capital commitments cannot be readily predicted. Future acquisitions may be financed by issuing shares of the SGRP Common Stock, cash, or a combination of SGRP Common Stock and cash. If the SGRP Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the sale of their businesses, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for its acquisitions on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

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

Risks Associated with Audit Services

The auditing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal auditing operations of its existing and prospective clients; and (iii) smaller regional providers. Remaining competitive in the highly competitive auditing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to successfully compete, it could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Dependence Upon and Cost of Services Provided by Affiliates

The success of the Company's domestic business is dependent upon the successful execution of its field merchandising, assembly and management services by SPAR Business Services, Inc., formerly known as SPAR Marketing Services, Inc., and SMS ("SBS"), SPAR Administrative Services, Inc., formerly known as SPAR Management Services, Inc., and SMSI ("SAS"), and National Retail Source, LLC ("NRS"), each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company's consolidated financial statements. NRS provides substantially all of the field merchandising and management services used by National Merchandising Services, LLC ("NMS"), which is a subsidiary of SGRP and part of the Company, and has done so since August 1, 2013 (prior to which those services were provided by NRS's affiliate of National Merchandising of America, Inc.). SBS provides substantially all of the other domestic field merchandising and assembly services used by the Company other than NMS (89% of the domestic field merchandising and assembly expenses in 2013, excluding NMS field expenses), and SAS provides substantially all of the other domestic field management services used by the Company (94% of the domestic field management expense in 2013, excluding NMS field expenses). Services are provided to the Company (other than NMS) by SBS and SAS at rates equal to their net total cost plus four percent pursuant to contracts that are cancelable on 60 days' notice prior to December 31 of each year or with 180 days' notice at any other time. Those service agreements with SBS and SAS were scheduled to automatically renew on December 31, 2013, but in order to prevent such automatic renewal and permit renegotiation after the end of 2013, the Company has given SBS and SAS the required notice of non-renewal under those agreements and has entered into agreements with them temporarily extending those agreements to March 31, 2014. Services are provided to NMS by NMA at rates equal to their total cost (with certain exclusions) plus two percent pursuant to a contract that is cancelable on 60 days' prior notice at any time after December 31, 2013. See Potential Conflicts in Services Provided by Affiliates, below, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 11 to the Consolidated Financial Statements – Related-Party Transactions, below.

The Company has determined that the rates charged by SBS, SAS and NRS for their services are slightly favorable to the Company (when compared to other possible providers). SBS and NRS have independently advised the Company that those favorable rates are dependent (at least in part) on the ability of each of them to continue to use independent merchandisers as its field merchandising specialists, that such merchandising specialists generally provide greater flexibility and performance quality at lower total costs as a result of their independence, that it complies with applicable legal requirements for the individuals and companies it retains as field merchandising specialists, and that the appropriateness of its treatment of such independent field merchandising specialists has been routinely subject to challenge (both currently and historically) by various states. The expenses of defending those challenges are part of the total costs of SBS borne by the Company but are excluded from the total costs of NRS borne by the Company. There can be no assurance that either SBS or NRS will succeed in defending any such challenge, and an adverse determination could increase its costs of doing business. Any material increase in the costs of SBS, SAS or NRS (and thus the costs it charges to the Company), or any decrease in such performance quality, could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Potential Conflicts in Services Provided by Affiliates

SBS and SAS are affiliates (but not subsidiaries) of SGRP and are owned solely by Mr. Robert G. Brown, founder, director, Chairman and a significant stockholder of the Company, and Mr. William H. Bartels, founder, director, Vice Chairman and a significant stockholder of the Company.  Mr. Brown and Mr. Bartels are also stockholders, directors and executive officers of various other affiliates of SGRP. NRS is an affiliate (but not a subsidiary) of NMS, and NMS is a consolidated subsidiary of SGRP. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of both NRS and NMS, NRS is owned by Mr. Burdekin, NMA is owned by Andrea H. Burdekin (Mr. Burdekin's wife), and NMA owns 49% of the membership units in NMS. SGRP owns the other 51% of the membership units in NMS. In the event of any dispute in the business relationships between the Company and one or more of SBS, SAS or NRS, it is possible that Messrs. Brown, Bartels or Burdekin may have one or more conflicts of interest with respect to those relationships and could cause one or more of SBS, SAS or NRS to renegotiate or cancel their approved affiliate contracts with the Company or otherwise act in a way that is not in the Company's best interests. See Dependence Upon and Cost of Services Provided by Affiliates, above, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 11 to the Consolidated Financial Statements – Related-Party Transactions, below.

While the Company's relationships with SBS, SAS and NRS are excellent, there can be no assurance that the Company could (if necessary under the circumstances) replace the field merchandising specialists and management currently provided by SBS and SAS, respectively, or those provided by NRS, in sufficient time to perform its client obligations or at such favorable rates in the event one or more of SBS, SAS or NRS no longer performed those services. Any cancellation, other nonperformance or material pricing increase under those approved affiliate contracts could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Risks of Common Stock Ownership

Dividends on SGRP Common Stock are discretionary, have never been paid, are subject to restrictions in the Company's credit facilities and applicable law and can only be paid to the holders of SGRP Common Stock if the accrued and unpaid dividends and potential dividends are first paid to the holders of the Series A Preferred Stock. In the event of the Company's liquidation, dissolution, or winding-up, the holders of Common Stock are only entitled to share in the Company's assets, if any, that remain after the Company makes payment of and provision for all of the Company's debts and liabilities and the liquidation preferences of all of the Company's outstanding Preferred Stock. There can be no assurance that sufficient funds will remain in any such case for dividends or distributions to the holders of SGRP Common Stock.

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

Risks of Illiquidity in SGRP Common Stock

The market price of the Company's common stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2013, the sale price of SGRP Common Stock fluctuated from $1.61 to $3.36 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

●

the relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's co-founders (as noted below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price;

●

the substantial beneficial ownership of approximately 57.8% of the Company's voting stock and potential control by the Company's co-founders (who also are directors and executive officers of the Company), Mr. Robert G. Brown, who beneficially owns approximately 33.3% (or 7.3 million shares) of SGRP Common Stock, and Mr. William H. Bartels, who beneficially owns approximately 24.5% (or 5.4 million shares) of SGRP Common Stock, which amounts were calculated using total beneficial ownership (15.6 million shares) and their individual beneficial ownerships at December 31, 2013 (including all shares then beneficially owned under currently exercisable warrants and vested options), as more fully described above and below;

●	the periodic potential risk of the delisting of SGRP Common Stock from trading on Nasdaq (as described below);

●

any announcement, estimate or disclosure by the Company, or any projection or other claim or pronouncement by any of the Company's competitors or any financial analyst, commentator, blogger or other person, respecting (i) any new service created or improved, significant contract, business acquisition or relationship, or other publicized development by the Company or any of its competitors, or (ii) any change, fluctuation or other development in the Company's actual, estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition or in those of any of the Company's competitors, in each case irrespective of accuracy or validity and whether or not adverse or material; and

●

the general volatility of stock markets, consumer and investor confidence and the economy generally (which often affect the prices of stock issued by the Company and many others without regard to financial results or condition).

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

Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels are directors, executive officers (Chairman and Vice-Chairman, respectively) and significant stockholders of the Company. Mr. Brown beneficially owns approximately 33.3%; Mr. Bartels beneficially owns approximately 24.5%; and they own approximately 57.8% in the aggregate of the SGRP Common Stock, which amounts were calculated using total beneficial ownership (15.6 million shares) and their individual beneficial ownerships (7.3 million shares and 5.4 million shares, respectively) at December 31, 2013. These ownerships included all shares beneficially owned under currently exercisable vested options. Mr. Brown and Mr. Bartels have, should they choose to act together, and under certain circumstances Mr. Brown acting alone may have, the ability to control the election of directors, the approval of mergers and all other matters that must or may be approved by the Company's stockholders. In any event, Mr. Brown and Mr. Bartels continue to have significant influence over the Company's business and operations and the outcome of the Company's corporate actions, including those involving stockholder approvals. The interests of any significant stockholder may be different from time to time from, and potentially in conflict with, the interests of other stockholders, and ownership concentration could delay or prevent a change in the Company's control or otherwise discourage the Company's potential acquisition by another person, any of which could cause the market price of the SGRP Common Stock to decline and that decline could be significant.

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

Risks of a Nasdaq Delisting

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

Risks of Having Material Local Investors in International and Domestic Subsidiaries

The Company's international model is to join forces with Local Investors having merchandising service expertise and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business. The Company also has begun to use this model in the United States (see Item 1 – The Company's Domestic and International Segments, above). As a result, each of the Company's international subsidiaries (other than Canada and Japan) and NMS domestically is owned in material part by an entity in the local country where the international or domestic subsidiary resides and that entity is not otherwise affiliated with the Company (e.g., the "Local Investor"). The agreements between the Company and the Local Investor in the respective international or domestic subsidiaries specify, among other things, the equity, programming and support services the Company is required to provide and the equity, credit support, certain services and management support that the Local Investor is required to provide to the international or domestic subsidiary. Certain of those subsidiaries also may be procuring field merchandising execution through affiliates of the applicable Local Investors. In the event of any disagreement or other dispute in the business relationships between the Company and Local Investor, it is possible that the Local Investor may have one or more conflicts of interest with respect to the relationship and could cause the applicable international or domestic subsidiary to operate or otherwise act in a way that is not in the Company's best interests.

The agreements generally have unlimited contract terms and parties generally do not have the right to unilaterally withdraw. However, a non-defaulting party has the right to terminate such agreement upon the other party's default, receipt of notice and failure to cure within a specified period (generally 60 days internationally or 30 days domestically). In addition, either party, at any time after the end of a specified period (usually between three and five years), may: (1) sell all or part of its equity interest in the international subsidiary to a third party by providing a written notice to the other party of such intentions (in which case the other party has the right of first refusal and may purchase the equity of the offering party under the same terms and conditions) (a "Right of First Refusal"); or (2) offer to purchase the equity of the other party (in which case the other party generally has 120 days to either accept or reject the offer or to reverse the transaction and actually purchase the offering party's equity under the same terms and conditions) (a "Buy/Sell Right").

The Company believes its relationships with the Local Investors in its international subsidiaries remain good. Several of the Company's respective international subsidiary contracts are either at or near the end of the applicable periods during which either of the parties may trigger the Right of First Refusal and Buy/Sell provisions described above. Both the Company and such Local Investors, as part of their ongoing relationship, are or will be assessing appropriate action as described above.

There can be no assurance that the Company could (if necessary under the circumstances) replace equity, credit support, management, field merchandiser and other services currently provided by any Local Investor in sufficient time to perform its client obligations or that the Company could provide these services and or equity in the event the Local Stockholder was to sell its stock or reduce any support to the Company's subsidiary in the applicable country. Any cancellation, other nonperformance or material change under the subsidiary agreements with Local Investors could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Risks Associated with International and Domestic Subsidiaries

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

Risks Associated with Foreign Currency

The Company also has foreign currency exposure associated with its international subsidiaries. In 2013, these foreign currency exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand and Japanese Yen.

Risks Associated with International Business

The Company's expansion strategy includes expansion into various countries around the world. While the Company endeavors to limit its exposure by entering only countries where the political, social and economic environments are conducive to doing business, there can be no assurances that the respective business environments will remain favorable. In the future, the Company's international operations and sales may be affected by the following risks, which may adversely affect United States companies doing business in foreign countries:

•	Political and economic risks, including terrorist attacks and political instability;
•	Various forms of protectionist trade legislation that currently exist, or have been proposed;
•	Expenses associated with customizing services;
•	Local laws and business practices that favor local competition;
•	Dependence on local vendors;
•	Multiple, conflicting and changing governmental laws and regulations;
•	Potentially adverse tax consequences;
•	Local accounting principles, practices and procedures and limited familiarity with US generally accepted accounting principles ("GAAP");
•	Foreign currency exchange rate fluctuations;
•	Communication barriers, including those arising from language, culture, custom and time zones; and
•	Supervisory challenges arising from distance, physical absences and such communication barriers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. The Company leases certain office space and storage facilities for its corporate headquarters, divisions and subsidiaries under various operating leases, which expire at various dates during the next eight years. These leases generally require the Company to pay rents at market rates, subject to periodic adjustments, plus other charges, including utilities, real estate taxes and common area maintenance. The Company believes that its relationships with its landlords generally to be good. However, as these leased facilities generally are used for offices and storage, the Company believes that other leased spaces could be readily found and utilized on similar terms should the need arise.

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

The following is a list of the headquarter locations for the Company and its international subsidiaries:

DOMESTIC:
White Plains, NY (Corporate Headquarters)
Auburn Hills, MI (Regional Office, Warehouse and Central Computer Operations)
Albany, New York (Audit operations)

INTERNATIONAL:
Toronto, Ontario, Canada	Tokyo, Japan
Durban, South Africa	New Delhi, India	Melbourne, Australia
Mexico City, Mexico	Shanghai, China	Istanbul, Turkey

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally:

SGRP's certificate of incorporation authorizes it to issue 47,000,000 shares of common stock with a par value of $0.01 per share (the "SGRP Common Stock"), which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP". On December 31, 2013, the SGRP Common Stock closing price was $1.98 per share; there were 20,498,786 shares of SGRP Common Stock issued and outstanding in the aggregate (which does not include Treasury Shares), which had an aggregate market value of $40.6 million; there were 15,629,549 shares of SGRP Common Stock beneficially owned in the aggregate, which beneficial ownership included all shares then beneficially owned under currently exercisable vested options; there were 14,419,627 shares (or approximately 65.7%) of SGRP Common Stock beneficially owned by the officers, directors and affiliates of SGRP in the aggregate, which affiliated ownership included shares then beneficially owned under currently exercisable vested options and had an aggregate market value of $28.6 million; and there were 6,308,777 shares (or approximately 28.8%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate (i.e., SGRP's public float), which float included shares then beneficially owned under currently exercisable warrants and vested options and had an aggregate market value of $12.5 million. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below.

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which preferred shares have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. 554,402 shares of SGRP Series A preferred stock were purchased in 2008 by affiliates of the Company and surrendered in 2011 for conversion into Common Stock and retirement of such preferred shares. See Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 11 to the Consolidated Financial Statements – Related-Party Transactions, below. After such retirement, 2,445,598 shares of SGRP Series A Preferred Stock remain authorized and available for issuance, which available amount could be further reduced by further issuance and subsequent retirement or conversion of such shares or by amendment to facilitate the creation of any other SGRP Preferred Series. At December 31, 2013, no shares of SGRP Series A Preferred Stock were issued and outstanding.

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

	2013		2012
	High	Low	High	Low
First Quarter	$2.25	$1.61	$1.38	$0.89
Second Quarter	3.36	1.62	1.40	1.10
Third Quarter	2.80	1.68	2.30	1.09
Fourth Quarter	2.08	1.63	2.30	1.65

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

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased	(d) Maximum number of shares that may yet be purchased

May 2013	14,802	$1.90	32,491	467,509
June 2013	27,774	1.99	60,265	439,735
August 2013	43,476	1.87	103,741	396,259
September 2013	32,680	1.94	136,421	363,579
October 2013	20,676	1.92	157,097	342,903
November 2013	28,068	1.85	185,165	314,835
December 2013	32,524	1.97	217,689	282,311
Total Purchased 2013	200,000	$1.92

(a)   Current year only.

(b)   Current month except for total which is a weighted average of shares purchased in the current year.

(c)   Total shares purchased under SPAR Group, Inc., 2012 Stock Repurchase Agreement. Shares repurchased prior to 2013 were 17,689.

There were no such affiliated purchasers during that period.

The repurchases described above were made pursuant to the SPAR Group, Inc., 2012 Stock Repurchase Program (the "Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on August 8, 2012, and ratified on November 8, 2012.  Under the Repurchase Program, SGRP may repurchase shares of its common stock through August 8, 2015, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). The Company anticipates continuing its Repurchase Program throughout 2014.

SGRP Common Stock Issuances

SGRP did not issue any SGRP Common Stock during 2012 or 2013 other than: (i) pursuant to its existing registered stock compensation and stock purchase plans (See Note 12 to the Consolidated Financial Statements– Stock Based Compensation); and (ii) the issuance of 99,789 shares of SGRP Common Stock to NMA as compensation for the formation of NMS, LLC, which shares have not been registered under the Securities Act or other securities laws, as they were made in a non-public offer and sale made in reliance upon (among other things) Section 4 (2) of the Securities Act.

SGRP Common Stock Offering and S-3 Registration Statement

The Company has filed with the SEC and it has approved a registration statement on Form S-3 (as amended, the "2011 S-3 Registration Statement") for the sale of SGRP Common Stock to the public, which became effective on April 8, 2011. Upon amendment of the 2011 S-3 Registration Statement to update its contents and reflect the terms of particular sales, the Company will be permitted to sell a maximum of 2,000,000 shares for its benefit and the selling stockholders, Mr. Brown and Mr. Bartels, will be permitted to sell a maximum of 500,000 shares each for their respective benefit under the 2011 S-3 Registration Statement (which maximums could be increased by amendment and payment of the requisite fees). Based on the SGRP Common Stock beneficially owned by the Company's non-affiliates (i.e., its public float) and the SGRP Common Stock Price of $1.98 per share on December 31, 2013, the Company will be permitted under the applicable S-3 rules to sales of approximately $4.2 million in proceeds (or 2.1 million shares) at that price, and the maximum sales by Mr. Brown and Mr. Bartels will be proportionally increased accordingly. An increase in its public float or a discounted offering sale price would permit the Company to sell more of its Common Stock under the 2011 S-3 Registration Statement. Certain updates to the 2011 S-3 Registration Statement may be required in order to sell shares thereunder.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources

There are "forward-looking statements" contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" , in "Business" and "Risk Factors" and elsewhere in this Annual Report, the 2014 Proxy Statement and the Company's other SEC Reports. "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws"). You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

You should carefully consider all forward-looking statements, risk factors and the other risks and cautions and information noted in this Annual Report, 2014 Proxy Statement and the Company's other SEC Reports that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions, expectations and estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other factors that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

Although the Company believes that its plans, intentions, expectations and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions, expectations or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described below (See Item 1A – Risk Factors, above) and any other risks, cautions or information contained or incorporated by reference into this Annual Report or other applicable SEC Report. All forward-looking and other statements or information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other risks, cautions and information.

You should not place undue reliance on the Company's forward-looking statements and similar information because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control. The Company's forward-looking statements, risk factors and other risks, cautions and information (whether contained in this Annual Report, the 2014 Proxy Statement or any other applicable SEC Report) are based on the information currently available to the Company and speak only as of the date specifically referenced, or if no date is referenced, then as of December 31, 2013, in the case of this Annual Report or the 2014 Proxy Statement or the last day of the period covered by any other applicable SEC Report. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other risks, cautions and information (in whole or in part), whether as a result of new information, risks or uncertainties, future events or recognition or otherwise, except as and to the extent required by applicable law.

Overview

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store, home improvement, independent, convenience and electronics stores, as well as providing furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May 2001. Today the Company operates in 9 countries that encompass approximately 47% of the total world population through operations in the United States, Canada, Japan, South Africa, India, China, Australia, Mexico and Turkey.

Critical Accounting Policies & Estimates

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 2 to the Consolidated Financial Statements - Summary of Significant Accounting Policies. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, consolidation of subsidiaries and other companies. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Five critical accounting policies are impairment of long-lived assets, consolidation of subsidiaries, revenue recognition, allowance for doubtful accounts, and internal use software development costs.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s property and equipment and intangible assets subjected to amortization may not be recoverable. When indicators of potential impairment exist, the Company assesses the recoverability of the assets by estimating whether the Company will recover its carrying value through the undiscounted future cash flows generated by the use of the asset and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. If any assumptions, projections or estimates regarding any asset change in the future, the Company may have to record an impairment to reduce the net book value of such individual asset.

Accounting for Joint Venture Subsidiaries

For the Company's less than wholly owned joint venture subsidiaries, the Company first analyzes to determine if a joint venture subsidiary is a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that potentially could be significant to the owning entity. Variable interests are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the joint venture subsidiary whether the entity is (i) a VIE, and (ii) if so, whether the Company is the primary beneficiary of the VIE. If it was determined that an entity in which the Company holds an interest qualified as a VIE and the Company was the primary beneficiary, it would be consolidated.

The Company has analyzed each of its joint venture subsidiaries to determine whether it is a VIE. The Company owns 51% of the equity interest in these subsidiaries, the other 49% is owned by local unrelated third parties, and the joint venture agreements with those third parties generally provide each venturer with equal voting rights. Based on these and other factors, the Company has determined that each joint venture subsidiary is a VIE and that Company is the primary beneficiary. Accordingly, the Company consolidates each joint venture subsidiary under the VIE rules and reflects the 49% interests of the local third party owners in the consolidated financial statements as noncontrolling interests. The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

Revenue Recognition

The Company's services are provided to its clients under contracts or agreements. The Company bills its clients based upon service fee or per unit fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. The Company's per unit fee arrangements provide for fees to be earned based on the retail sales of a client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable and are reported to the Company. Customer deposits, which are considered advances on future work, are recorded as revenue in the period services are provided.

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $122,000 and $216,000 at December 31, 2013, and 2012, respectively. Bad debt expense was $73,000 and $72,000 for the years ended December 31, 2013 and 2012, respectively.

Internal Use Software Development Costs

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

The Company capitalized $1,010,000 and $824,000 of costs related to software developed for internal use in 2013 and 2012, respectively, and recognized approximately $705,000 and $638,000 of amortization of capitalized software for the years ended December 31, 2013 and 2012, respectively.

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (dollars in millions).

	Year Ended December 31,
	2013	%	2012	%
Net revenues	$112.0	100.0%	$98.6	100.0%
Cost of revenues	84.4	75.3	72.2	73.2
Selling, general & administrative expense	23.2	20.7	21.3	21.6
Depreciation & amortization	1.5	1.4	1.2	1.2
Interest expense, net	0.1	0.1	0.1	0.1
Other (income) expense, net	(0.3)	(0.3)	(0.1)	(0.1)
Income before income taxes	3.1	2.8	3.9	4.0
Income tax (benefit) expense	(1.1)	(1.0)	0.5	0.5
Income from continuing operations	4.2	3.8	3.4	3.5
Income from discontinued operations	0.1	–	–	–
Net income	4.3	3.8	3.4	3.5
Net income attributable to non-controlling interest	0.9	0.8	0.5	0.5
Net income attributable to SPAR Group, Inc.	$3.4	3.0%	$2.9	3.0%

Results of operations for the year ended December 31, 2013, compared to the year ended December 31, 2012

Net Revenues

Net revenues for the year ended December 31, 2013, were $112.0 million compared to $98.6 million for the year ended December 31, 2012, an increase of $13.4 million or 13.6%.

Domestic net revenues totaled $44.6 million in the year ended December 31, 2013, compared to $43.1 million for the same period in 2012. Domestic net revenues increased by $1.5 million or 3.4% primarily attributable to continued growth from the Company's syndicated services and assembly businesses, increased project work and the acquisition of a competitive company in 2013.

International net revenues totaled $67.4 million for the year ended December 31, 2013, compared to $55.5 million for the year ended December 31, 2012, an increase of $11.9 million or 21.5%. The increase in 2013 international net revenues was primarily due to South Africa ($6.2 million), India ($3.4 million) and China ($2.1 million).

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 75.3% of net revenues for the year ended December 31, 2013, compared to 73.2% of net revenues for the year ended December 31, 2012.

Domestic cost of revenues was 68.4% of domestic net revenues for the year ended December 31, 2013, and 67.6% of domestic net revenues for the year ended December 31, 2012. The minor increase in domestic cost of revenues as a percentage of domestic net revenues of 0.8 percentage points was due primarily to an unfavorable mix within both syndicated and project work compared to the prior year. Approximately 90% and 86% of the Company's domestic cost of revenues in the year ended December 31, 2013 and 2012, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), (See Item 13 - Certain Relationships and Related Transactions, and Director Independence, below, and Note 11 to the Consolidated Financial Statements - Related-Party Transactions).

Internationally, cost of revenue as a percent of net revenue increased to 80.0% of international net revenues for the year ended December 31, 2013, compared to 77.6% of international net revenues for the year ended December 31, 2012. The international cost of revenue percentage increase of 2.4 percentage points was primarily due to higher cost business in the markets in South Africa, India, Turkey and Mexico.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $23.2 million and $21.3 million for the years ended December 31, 2013 and 2012, respectively.

Domestic selling, general and administrative expenses totaled $11.8 million for the year ended December 31, 2013 compared to $9.8 million for the year ended December 31, 2012.  The increase of approximately $2.0 million was due primarily to payroll related expenses, legal and accounting services, as well as expenses from the newly acquired merchandising company.

International selling, general and administrative expenses totaled $11.4 million for the year ended December 31, 2013 compared to $11.5 million for the year ended December 31, 2012. The decrease of approximately $0.1 million was primarily attributable to cost savings implemented in the South Africa subsidiary, partially offset by increased expenses in Canada.

Depreciation and Amortization

Depreciation and amortization expenses totaled $1.5 million for the year ended December 31, 2013 compared to $1.2 million for the year ended December 31, 2012. The increase was primarily due to higher capital expenditures in 2013 related to software development compared to prior year.

Interest Expense

The Company's interest expense was $171,000 and $127,000 for the years ended December 31, 2013 and 2012, respectively. The increase in interest expense was directly attributable to increased borrowing compared to 2012.

Income Taxes

The income tax provision for the years ended December 31, 2013 and 2012 was a benefit of $1.1 million and an expense of $459,000, respectively. The tax benefit in 2013 of $1.1 million was a direct result of the Company's decision to reverse $1.9 million or 50% of its valuation allowance at December 31, 2013, partially offset by domestic state taxes and for tax provisions related to certain international profits. The Company recognized minimum federal tax provisions in 2012 as the Company utilized operating loss carry forwards in 2012, which were previously offset by valuation allowances.

As of December 31, 2013, the Company's deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance of $1.9 million and $4.2 million was recorded against its gross deferred tax asset balance as of December 31, 2013, and December 31, 2012, respectively. For the years ended December 31, 2013, and December 31, 2012, the Company recorded a net valuation allowance release of $1.9 million and $0, respectively, on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2013, the Company achieved three years of cumulative pre-tax income in the U.S. federal tax jurisdiction, management determined that sufficient positive evidence existed as of December 31, 2013, to conclude that it is more likely than not that additional deferred taxes of $1.9 million are realizable, and therefore, reduced the valuation allowance accordingly.

At December 31, 2013, and December 31, 2012, the Company has NOL carryforwards of $8.5 million and $9.6 million, respectively, which if unused will expire in years 2017 through 2029.

Non-controlling Interest

Net operating profits from the non-controlling interests, relating to the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $898,000 and $521,000 for the years ended December 31, 2013 and 2012, respectively.

Net Income

The Company reported a net income attributable to SPAR Group, Inc. of $3.4 million for the year ended December 31, 2013, or $0.15 per diluted share, compared to a net income of $2.9 million for the year ended December 31, 2012, or $0.14 per diluted share, based on diluted shares outstanding of 21.7 million and 21.6 million at December 31, 2013, and 2012, respectively.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

For the years ended December 31, 2013 and 2012, the Company had net income before non-controlling interest of $4.2 million and $3.5 million, respectively.

Net cash provided by operating activities was $2.9 million for the year ended December 31, 2013 compared to $3.2 million in 2012. Net income during 2013 was partially offset by increases in accounts receivable and prepaid and other current assets and a decrease in accrued expenses.

Net cash used in investing activities for the year ended December 31, 2013 and 2012, was approximately $2.5 million and $1.2 million, respectively. The net cash used in investing activities during 2013 was primarily a result of the purchase of the MFI business and fixed asset additions.

Net cash provided by financing activities for the year ended December 31, 2013 was approximately $1.2 million compared to cash used of $1.7 million in 2012. Net cash provided by financing activities during 2013 was primarily a result of increased borrowing on lines of credit, partially offset by payments on capital leases and purchases of treasury shares.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the year ended December 31, 2013 of $1.0 million.

At December 31, 2013, the Company had net working capital of $10.0 million, as compared to net working capital of $9.7 million at December 31, 2012. The Company's current ratio was 1.6 and 1.7 at December 31, 2013, and December 31, 2012, respectively.

Credit Facilities:

The Company is a party to various domestic and international credit facilities. See Note 5 to Consolidated Financial Statements – Credit Facilities, below.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Consolidated Financial Statements and Supplementary Data

See Item 15 – Exhibits and Financial Statement Schedule of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During 2013, the Company changed its principal independent registered public accountant as noted in its current report on Form 8-K/A as filed with SEC on November 5, 2013.

Item 9A. Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has designed such internal control over financial reporting by the Company to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP in the United States of America.

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2013.

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

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's fourth quarter of its 2013 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 15, 2014, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2014, but not later than 120 days after the end of the Company's 2013 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 11. Executive Compensation

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 15, 2014, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2014, but not later than 120 days after the end of the Company's 2013 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 15, 2014, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2014, but not later than 120 days after the end of the Company's 2013 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 15, 2014, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2014, but not later than 120 days after the end of the Company's 2013 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 15, 2014, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2014, but not later than 120 days after the end of the Company's 2013 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedule

1.     Index to Financial Statements filed as part of this report:

Reports of Independent Registered Public Accounting Firms

● BDO USA, LLP	F-1

● Rehmann Robson	F-2

● Gossler, Sociedad Civil, Member Crowe Horwath International	F-3

● BDO South Africa, Inc.	F-4

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-5

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013 and 2012	F-6

Consolidated Statements of Equity for the years ended December 31, 2013 and 2012	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-8

Notes to Consolidated Financial Statements	F-9

2.     Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for the two years ended December 31, 2013	F-34

3.     Exhibits

Exhibit Number	Description

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

3.2

Amended and Restated By-Laws of SPAR Group, Inc., as adopted on May 18, 2004, as amended through August 6, 2013 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on November 14, 2013).

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

4.2	Amended and Restated Series A Preferred Stock Subscription Agreement by and among SGRP, Robert G. Brown, William H. Bartels and SPAR Management Services, Inc., a Nevada corporation, dated September 30, 2008, and effective as of March 31, 2008 (incorporated by reference to SGRP's Current Report on Form 8-K dated October 6, 2008, as filed with the SEC on October 10, 2008).

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

10.13

First Amendment to Amended and Restated Field Service Agreement between SPAR Marketing Services, Inc., a Nevada corporation, and SPAR Marketing Force, Inc., a Nevada corporation ("SMF"), dated September 30, 2008, and effective as of September 24, 2008 (the "First Amendment") (incorporated by reference to SGRP's Current Report on Form 8-K dated October 6, 2008, as filed with the SEC on October 10, 2008).

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

10.18

Joint Venture Agreement dated as of March 29, 2006, by and between FACE AND COSMETIC TRADING SERVICES PTY LIMITED and SPAR International, Ltd., respecting the Company's subsidiary in Australia (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

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

10.20

Joint Venture Agreement dated as of September 3, 2012, by and between Combined Manufacturers National (Pty) Ltd and SGRP Meridian (Pty) Ltd, respecting SGRP's additional consolidated subsidiary in South Africa (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

10.21

Joint Venture Agreement dated as of August 2, 2011, by and among Todopromo, S.A. de C.V., Sepeme, S.A. de C.V., Top Promoservicios, S.A. de C.V., Conapad, S.C., Mr. Juan Francisco Medina Domenzain, Mr. Juan Francisco Medina Staines, Mr. Jorge Carlos Medina Staines, Mr. Julio Cesar Hernandez Vanegas, and SPAR Group International, Inc., respecting SGRP's consolidated subsidiary in Mexico (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

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

10.25

Master Field Services Agreement dated as of August 1, 2013, between National Retail Source, LLC, a Georgia limited liability company and affiliate of SGRP, and National Merchandising Services, LLC, a Nevada limited liability company and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on November 14, 2013).

10.26

Share Purchase Agreement (respecting equity and debt interests in SPAR Business Ideas Provider S.R.L.) dated as of August 31, 2013, between SPAR InfoTech, Inc. ("SIT"), a Nevada corporation and affiliate of SGRP, and SPAR International Ltd. ("SPAR Cayman"), a Cayman Islands corporation and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on November 14, 2013).

10.27

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

10.30

Limited Continuing Guaranty of the obligations of the SPAR Sterling Borrowers under the Sterling Loan Agreement from Robert G. Brown and William H. Bartels in favor of the Sterling Lenders dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.31

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

10.32

Second Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated and effective as of July 1, 2012, among the SPAR Sterling Borrowers, the Sterling Lenders (including Cornerstone as a departing Lender), and the Sterling Agent (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2012).

10.33

Third Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated as of February 8, 2013, and effective as of January 1, 2013, among the SPAR Sterling Borrowers, the Sterling Lenders and the Sterling Agent (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 2, 2013).

10.34

Fourth Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, effective as of July 1, 2013, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., and SPAR Marketing Force, Inc., as "Borrower" (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 15, 2013).

10.35

Fifth Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of October 30, 2013, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., and SPAR Marketing Force, Inc., each as an original "Borrower", and SPAR Canada, Inc., SPAR Canada Company and SPAR Wings & Ink Company, each as a "Borrower" newly added to such loan agreement by such amendment (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on November 14, 2013).

10.36

Confirmation of Credit Facilities Letter by Royal Bank of Canada in favor of SPAR Canada Company dated as of October 17, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.37

General Security Agreement by SPAR Canada Company in favor of Royal Bank of Canada dated as of October 20, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.38

Waiver Letter and Amendment by and between Royal Bank of Canada Company, dated as of March 31, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on March 31, 2008).

10.39

Letter of Offer dated September 29, 2011, and General Business Factoring Agreement (undated) between Oxford Funding Pty Ltd and SPARfacts Pty Ltd (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

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

21.1	List of Subsidiaries (as filed herewith).

23.1	Consent of BDO USA, LLP (as filed herewith).

23.2	Consent of Rehmann Robson (as filed herewith).

23.3	Consent of Gossler, Sociedad Civil, Member Crowe Horwath International (as filed herewith).

23.4	Consent of BDO South Africa, Inc. (as filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

SPAR Group, Inc.

By:	/s/ Jill Blanchard
Jill Blanchard
Chief Executive Officer

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Jill Blanchard	Chief Executive Officer and Director
Jill Blanchard
Date: March 31, 2014

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: March 31, 2014

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: March 31, 2014

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: March 31, 2014

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: March 31, 2014

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: March 31, 2014

/s/ Arthur B. Drogue	Director
Arthur B. Drogue
Date: March 31, 2014

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 31, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPAR Group, Inc. and Subsidiaries

White Plains, New York

We have audited the accompanying consolidated balance sheet of SPAR Group Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income and comprehensive income, equity and cash flows for the year then ended. In connection with our audit of the 2013 financial statements, we have also audited the 2013 information in the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2013 information in the financial statement schedule, when considered in relation to the 2013 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Troy, Michigan

March 31, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPAR Group, Inc. and Subsidiaries

White Plains, New York

We have audited the accompanying consolidated balance sheet of SPAR Group, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of income and comprehensive income, equity, and cash flows for the year ended December 31, 2012. Our audit also included the financial statement schedule for the year as listed in the index at Item 15. SPAR Group, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of SPAR TODOPROMO, SAPI, de CV, a subsidiary, or SGRP Meridian (Pty) Ltd., a subsidiary, as of and for the year ended December 31, 2012. These statements reflect total assets constituting 24% of consolidated total assets as of December 31, 2012, and total revenues constituting 24% of total consolidated revenue for the year then ended. Such financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for SPAR TODOPROMO, SAPI, de CV and SGRP Meridian (Pty) Ltd. for 2012 is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors for 2012, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial schedule for the year, when considered in relation to the consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

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

/s/ BDO South Africa, Inc.

Umhlanga, South Africa

March 4, 2013

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,814	$1,792
Accounts receivable, net	21,734	21,414
Deferred income taxes	456	194
Prepaid expenses and other current assets	642	596
Total current assets	25,646	23,996

Property and equipment, net	2,032	1,777
Goodwill	1,800	1,792
Intangible assets, net	2,259	1,468
Deferred income taxes	1,900	-
Other assets	641	237
Total assets	$34,278	$29,270

Liabilities and equity
Current liabilities:
Accounts payable	$4,267	$4,177
Accrued expenses and other current liabilities	5,854	6,729
Accrued expenses due to affiliates	560	705
Customer deposits	673	263
Lines of credit	4,311	2,393
Total current liabilities	15,665	14,267
Long-term debt and other liabilities	57	268
Total liabilities	15,722	14,535

Commitments and Contingencies – See Note 7

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares- None - December 31, 2013 and None - December 31, 2012	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 20,680,717 – December 31, 2013 and 20,469,471 – December 31, 2012	207	205
Treasury stock, at cost 181,931 shares – December 31, 2013 and 13,018 shares – December 31, 2012	(356)	(26)
Additional paid-in capital	15,339	14,738
Accumulated other comprehensive loss	(1,031)	(382)
Retained earnings (deficit)	1,654	(1,696)
Total SPAR Group, Inc. equity	15,813	12,839
Non-controlling interest	2,743	1,896
Total Equity	18,556	14,735

Total liabilities and equity	$34,278	$29,270

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012

Net revenues	$111,959	$98,551
Cost of revenues	84,361	72,169
Gross profit	27,598	26,382

Selling, general and administrative expense	23,198	21,306
Depreciation and amortization	1,496	1,157
Operating income	2,904	3,919

Interest expense	171	127
Other expense (income), net	(299)	(116)
Income before income tax expense	3,032	3,908

Income tax (benefit) expense	(1,118)	459
Income from continuing operations	4,150	3,449
Income from discontinued operations	98	2
Net income	4,248	3,451
Net income attributable to non-controlling interest	(898)	(521)
Net income attributable to SPAR Group, Inc.	$3,350	$2,930

Basic income per common share:
Continuing operations	$0.16	$0.14
Discontinued operations	$-	$-

Diluted income per common share:
Continuing operations	$0.15	$0.14
Discontinued operations	$-	$-

Weighted average common shares – basic	20,490	20,240

Weighted average common shares – diluted	21,734	21,606

Net income	$4,248	$3,451
Other comprehensive loss:
Foreign currency translation adjustments	(649)	(210)
Comprehensive income	3,599	3,241
Comprehensive income attributable to non-controlling interest	(898)	(521)
Comprehensive income attributable to SPAR Group, Inc.	$2,701	$2,720

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other	Retained	Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings (Deficit)	Controlling Interest	Total Equity
Balance at January 1, 2012	20,103	$201	–	$–	$13,940	$(172)	$(4,626)	$1,070	$10,413

Share-based compensation	20	–	–	–	517	–	–	–	517
Issuance of shares for purchase of joint venture	100	1	–	–	164	–	–	–	165
Exercise of stock options	247	3	–	–	134		–	–	137
Sale of non-controlling interest in subsidiaries	–	–	–	–	–	–	–-	368	368
Other changes to non-controlling interest	–	–	–	–	–	–	–	(63)	(63)
Other changes to paid-in capital	–	–	–	–	(17)	–	–	–	(17)
Purchase of treasury shares	–	–	18	(35)	–	–-	–	–	(35)
Reissued treasury shares	–	–	(4)	9	–	–	–	–	9
Other comprehensive loss	–	–	–	–	–	(210)	–	–	(210)
Net income	–	–	–	–	–	–	2,930	521	3,451
Balance at December 31, 2012	20,470	205	14	(26)	14,738	(382)	(1,696)	1,896	14,735

Share-based compensation	25	–	–	–	538	–	–	–	538
Exercise of stock options	186	2	–	–	122	–	–	–	124
Sale of non-controlling interest in subsidiaries	–	–	–	–	–	–	–	20	20
Purchase of non-controlling interest in joint venture	–	–	–	–	3	–	–	(123)	(120)
Other changes to non-controlling interest	–	–	–	–	–	–	–	52	52
Purchase of treasury shares	–	–	200	(392)	–	–	–	–	(392)
Reissued treasury shares	–	–	(32)	62	(62)	–	–	–-	–
Other comprehensive loss	–	–	–	–	–	(649)	–	–	(649)
Net income	–	–	–	–	–	–	3,350	898	4,248
Balance at December 31, 2013	20,681	$207	182	$(356)	$15,339	$(1,031)	$1,654	$2,743	$18,556

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012
Operating activities
Net income	$4,248	$3,451
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,496	1,157
Bad debt expense, net of recoveries	73	72
Deferred income tax expense (benefit)	(2,162)	(194)
Share based compensation	538	517
Changes in operating assets and liabilities, net of business acquisitions and disposition:
Accounts receivable	(488)	(6,030)
Prepaid expenses and other assets	(638)	219
Accounts payable	90	2,358
Accrued expenses, other current liabilities and customer deposits	(279)	1,663
Net cash provided by operating activities	2,878	3,213
Investing activities
Purchases of property and equipment and capitalized software	(1,299)	(998)
Sale of Romanian subsidiary	65	–
Purchase of MFI Business	(1,300)	–
Partners' investment in subsidiaries	20	305
Purchase of India Preceptor subsidiary	(21)	–
Purchase of NMS, LLC	–	(400)
Purchase of CMR South Africa	–	(73)
Purchase of Romanian subsidiary	–	(60)
Net cash used in investing activities	(2,535)	(1,226)
Financing activities
Net borrowing (payments) on lines of credit	1,909	(1,224)
Proceeds from stock options exercised	124	137
Payments on term debt	(27)	(33)
Payments on capital lease obligations	(189)	(218)
Purchase of treasury shares	(392)	(35)
Payment of seller notes	(200)	(300)
Net cash provided by (used in) financing activities	1,225	(1,673)

Effect of foreign exchange rate changes on cash	(546)	(227)
Net change in cash and cash equivalents	1,022	87
Cash and cash equivalents at beginning of year	1,792	1,705
Cash and cash equivalents at end of year	$2,814	$1,792
Supplemental disclosure of cash flows information
Interest paid	$168	$151
Income taxes paid	$399	$472
Supplemental disclosure of non-cash financing activities
Liabilities related to acquisition of Mexican subsidiary	$–	$235
Liabilities related to acquisition of Turkish subsidiary	$–	$206
Liabilities related to acquisition of NMS, LLC	$–	$294
Liabilities related to South African subsidiary	$–	$154
Acquisition of equipment through capital lease	$–	$253
Stock issuance related to acquisition of NMS, LLC	$–	$165
Conversion of Mexico subsidiary loan to equity	$–	$232

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business and Organization

The SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, audit services, furniture and other product assembly services, technology services and marketing research services. Assembly services are performed in stores, homes and offices while those other services are primarily performed in mass merchandisers, office supply, grocery, drug store, home improvement, independent, convenience and electronics stores.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at the store level, and the Company may be engaged by either the retailer or the manufacturer. Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories "on the shelf" in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, replenishing kiosks, providing in-store event staffing and providing assembly services in stores, homes and offices. Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, audit services, special seasonal or promotional merchandising, focused product support and product recalls. The Company also provides technology services and marketing research services.

The Company operates in 9 countries and divides its operations into two reportable segments: its Domestic Merchandising Services Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979; and its International Merchandising Services Division, which began operations in May of 2001 and provides similar merchandising, marketing and in-store event staffing services in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey.

The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

The Company's Domestic Merchandising Services Division provides nationwide merchandising and other marketing services throughout the United States of America primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, office supply, grocery, drug store, home improvement, independent, convenience and electronics stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies.

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

Primary Territory	Date Established	SGRP Percentage Ownership		Principal Office Location
United States of America	1979	100%		White Plains, New York, United States of America[6]
Japan	May 2001	100%		Tokyo, Japan
Canada	June 2003	100%		Toronto, Canada
South Africa	April 2004	51%	[1]	Durban, South Africa
India	April 2004	51%	[2]	New Delhi, India
Australia	April 2006	51%		Melbourne, Australia
Romania	July 2009	100%	[3]	Bucharest, Romania
China	March 2010	51%	[4]	Shanghai, China
Mexico	August 2011	51%		Mexico City, Mexico
Turkey	November 2011	51%	[5]	Istanbul, Turkey

1

In September 2012, the Company, through its subsidiary in South Africa (SGRP Meridian), entered into a joint venture agreement to expand its operations in South Africa.  SGRP Meridian owns a 51% ownership interest in the new company; CMR Meridian (Pty) Ltd. ("CMR-Meridian").

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

3

In August 2013, the Company sold its 51% ownership in Romania in its active Romania subsidiary to SPAR InfoTech, Inc. (see Note 11 to the Consolidated Financial Statements – Related-Party Transactions). The Company continues to have one Romanian subsidiary that is 100% owned and is inactive. Also in May 2012, the Company sold its 51% ownership in one of its other Romania subsidiaries, SPAR City S.R.L, to its original Local Investor.

4

Currently the Company owns two subsidiaries in China.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned. In July 2011, the Company, through its active subsidiary in China (SPAR Shanghai), entered into a joint venture agreement to expand its operations in China.  SPAR Shanghai has a 75.5% ownership interest in the new company; SPAR DSI Human Resource Company.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates its 100%-owned subsidiaries and all of its 51%-owned joint venture subsidiaries in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). All significant intercompany accounts and transactions have been eliminated.

Accounting for Joint Venture Subsidiaries

For the Company's less than wholly owned subsidiaries, the Company first analyzes to determine if a joint venture subsidiary is a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it was determined that an entity in which the Company holds an interest qualified as a VIE and the Company was the primary beneficiary, it would be consolidated.

Based on the Company's analysis for each of its 51% owned joint ventures, the Company has determined that each is a VIE and that Company is the primary beneficiary. While the Company owns 51% of the equity interest in these subsidiaries while the other 49% is owned by local unrelated third parties, the joint venture agreements with those third parties generally provide them with equal voting rights. Accordingly, the Company consolidates each joint venture under the VIE rules and reflects the 49% interests in the consolidated financial statements as noncontrolling interests. The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

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

Concentration of Credit Risk

The Company maintains cash balances with high quality financial institutions and periodically evaluates the creditworthiness of such institutions and believes that the Company is not exposed to significant credit risk. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Revenue Recognition

The Company's services are provided to its clients under contracts or agreements. The Company bills its clients based upon service fee or per unit fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. The Company's per unit fee arrangements provide for fees to be earned based on the retail sales of a client's products to consumers. The Company recognizes per unit fees in the period such amounts become determinable and are reported to the Company. Customer deposits, which are considered advances on future work, are recorded as revenue in the period services are provided.

Unbilled Accounts Receivable

Unbilled accounts receivable represent services performed but not billed and are included as accounts receivable.

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $122,000 and $216,000 at December 31, 2013, and 2012, respectively. Bad debt expense was $73,000 and $72,000 for the years ended December 31, 2013 and 2012, respectively.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method. Maintenance and minor repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2013 and 2012 (including amortization of capitalized software as described below) was $1.0 million and $985,000, respectively.

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

The Company capitalized $1,010,000 and $824,000 of costs related to software developed for internal use in 2013 and 2012, respectively, and recognized approximately $681,000 and $638,000 of amortization of capitalized software for the years ended December 31, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s property and equipment and intangible assets subjected to amortization may not be recoverable. When indicators of potential impairment exist, the Company assesses the recoverability of the assets by estimating whether the Company will recover its carrying value through the undiscounted future cash flows generated by the use of the asset and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. If any assumptions, projections or estimates regarding any asset change in the future, the Company may have to record an impairment to reduce the net book value of such individual asset.

Goodwill

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company’s subsidiaries. Goodwill is subject to annual impairment tests and interim impairment tests, if impairment indicators are present. The impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment indicates a potential impairment, the Company performs the two step quantitative impairment test. Step one of the two step impairment test is to compare the fair value of the reporting unit with the reporting unit’s carrying amount including goodwill. If the test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess. If impairment is found to have occurred, a corresponding charge will be recorded. The Company has determined that it has two reporting units, and that a two-step quantitative goodwill impairment test was not necessary, as of December 31, 2013 and 2012. Based on the qualitative assessment, the Company did not identify any indication of impairment of its goodwill as of December 31, 2013 and 2012.

Accounting for Share Based Compensation

The Company measures all employee share-based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended December 31, 2013 and 2012 was $538,000 and $517,000, respectively.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The generally accepted accounting principles fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
●

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

●	Level 3 – Prices or valuation techniques where little or no market data is available that requires inputs that are significant to the fair value measurement and unobservable.

If the inputs used to measure the fair value fall within different levels of the hierarchy, the fair value is determined based upon the lowest level input that is significant to the fair value measurement. Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated their fair values at December 31, 2013 and 2012. Outstanding indebtedness as of December 31, 2013 and 2012 approximates its fair value due to its market variable interest rate.

Accounting for Income Taxes

Income tax provisions and benefits are made for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that were recognized in the Company’s financial statements or tax returns and tax credit carry forwards. The effects of income taxes are measured based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to an amount that will more likely than not be realized.

The calculation of income taxes involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step involves evaluating the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step involves estimating and measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

Translation of Foreign Currencies

The financial statements of the foreign entities consolidated into the Company's consolidated financial statements were translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts for assets and liabilities were converted at year-end rates, equity at historical rates and income statement accounts at average exchange rates for the year. The resulting translation gains and losses are reflected in accumulated other comprehensive income or loss in the consolidated statements of equity.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements Not Yet Adopted

There has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to the Company’s consolidated financial statements.

3. Capital Lease Obligations

As of December 31, 2013, the Company has three outstanding capital lease obligations with interest rates ranging from 4.5% to 7.0%. The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Amortization	Net Book Value at December 31, 2013
June, 2011	$140	121	19
January, 2012	253	168	85
	$393	$289	$104

Annual future minimum lease payments required under the leases, together with the present value as of December 31, 2013, are as follows (in thousands):

Year Ending December 31,	Amount

2014	$113
Less amount representing interest	(4)
Present value of net minimum lease payments, included within accrued expenses and other current liabilities	109

4. Supplemental Balance Sheet Information (in thousands)

	December 31,
Accounts receivable, net, consists of the following:	2013	2012

Trade	$18,497	$18,011
Unbilled	3,269	3,577
Non-trade	90	42
	21,856	21,630
Less allowance for doubtful accounts	(122)	(216)
	$21,734	$21,414

	December 31,
Property and equipment consists of the following:	2013	2012

Equipment	$8,419	$8,366
Furniture and fixtures	603	570
Leasehold improvements	250	250
Capitalized software development costs	5,991	5,044
	15,263	14,230
Less accumulated depreciation and amortization	(13,231)	(12,453)
	$2,032	$1,777

 SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Supplemental Balance Sheet Information (in thousands) (continued)

	United States	International	Total

Goodwill:
Balance January 1, 2012	$847	$301	$1,148
Purchases of Subsidiaries	333	311	644
Balance December 31, 2012	1,180	612	1,792
Purchases of Subsidiaries	8	–	8
Balance December 31, 2013	$1,188	$612	$1,800

	December 31,
Intangible assets consist of the following:	2013	2012

Customer contracts and lists	$3,047	$1,804
Less accumulated amortization	(788)	(336)
	$2,259	$1,468

The Company is amortizing its customer contracts and lists of $3.0 million on a straight line basis over lives ranging from 3 to 10 years. Amortization expense for the years ended December 31, 2013 and 2012 was approximately $452,000 and $172,000, respectively. The annual amortization for each of the following years succeeding December 31, 2013, are summarized as follows:

Year	Amount
2014	$520
2015	457
2016	382
2017	382
2018	164
Thereafter	354
Total	$2,259

	December 31,
Accrued expenses and other current liabilities:	2013	2012

Income tax payable	$1,846	$1,460
Loans from domestic and international local investors (1)	1,104	1,559
Accrued salaries	709	799
Contingent liabilities, incentive for consulting fees	305	689
Accrued accounting and legal expenses	283	358
Capital lease obligations	109	178
Final payment for purchase of NMS, LLC	–	200
Other	1,498	1,486
Accrued expenses and other current liabilities	$5,854	$6,729

(1)         Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms and are due on demand and as such have been classified as current liabilities in the Company's consolidated financial statements.

 SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries, namely SPAR Marketing Force, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc., SPAR Canada Company ("SCC"), and SPAR Wings & Ink Company ("SWI") (together with SGRP, SCC and SWI, each a "Borrower"), are parties to a Revolving Loan and Security Agreement dated as of July 6, 2010, as amended in June 2011, July 2012, January 2013, July 2013, and October 2013 (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $6.5 million to Sterling National Bank (as amended by all loan amendments, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility currently is scheduled to expire and the Borrowers’ loans thereunder will become due on July 6, 2016.

The Sterling Loan Agreement currently requires the Borrowers to pay interest on the loans thereunder equal to the Agent's floating Prime Rate (as defined such agreement) minus one half of one percent (1/2%) per annum, and a fee on the maximum unused line thereunder equal to one-eighth of one percent (0.125%) per annum.

Revolving Loans of up to $6.5 million are available to the Borrowers under the Sterling Credit Facility based upon the borrowing base formula defined in the Sterling Loan Agreement (principally 85% of "eligible" US and Canadian accounts receivable less certain reserves). The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than SGRP's non-Canadian foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

Due to the lockbox arrangement and the Lender's ability to invoke a subjective acceleration clause at its discretion, borrowings under the Sterling Credit Facility are classified as current.

The Sterling Loan Agreement contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments. At December 31, 2013, the Company was in compliance with such covenants.

The amendment to the Sterling Loan Agreement dated as of July 1, 2013, among other things, extended the scheduled term of the Sterling Credit Facility to July 6, 2016 (with no early termination fee), and eliminated the requirement for a "closed lock box" so that collections no longer automatically pay down the loans under the Sterling Loan Agreement.

As a result of the October 30, 2013, Amendment to the Sterling Loan Agreement, the Company's Canadian subsidiaries, SCC and SWI, were added as Borrowers, their receivables are now included in the Company's borrowing base and pledged to Sterling, and advances are available to those Canadian borrowers under the Sterling Credit Facility. SCC has retired its existing credit facility with the Royal Bank of Canada and replaced it by becoming a borrower under the Sterling Credit Facility. On January 1, 2014, SWI merged into SCC.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $1.1 million (based upon the exchange rate at December 31, 2013). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request. SPARFACTS is in the process of renegotiating new financing.

SPAR Canada Company, a wholly owned Canadian subsidiary ("SCC"), had a secured credit agreement with Royal Bank of Canada ("RBC") providing for a Demand Operating Loan for a maximum borrowing of approximately $701,000. The Demand Operating Loan provided for borrowing based upon a formula, as defined in the agreement (principally 75% of eligible accounts receivable less certain deductions) and had a minimum total debt to tangible net worth covenant. The RBC facility was paid in full and terminated October 30, 2013, when SCC became a borrower under the amended Sterling Credit Facility.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Credit Facilities (continued)

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20.0 million Yen (Japanese), or approximately $190,000. The loan is payable in monthly installments of 238,000 Yen or $2,300 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at December 31, 2013, was approximately 11.9 million Yen or $113,000 (based upon the exchange rate at December 31, 2013).

Summary of Company Credit and Other Debt Facilities (dollars in thousands):

	December 31, 2013	Interest Rate[1]	December 31, 2012	Interest Rate[2]
Credit Facilities Loan Balance:
United States	$3,615	2.8%	$1,762	4.3%
Australia	696	7.0%	210	9.4%
Canada	–	–	421	4.0%
	$4,311		$2,393

Other Debt Facility:
Japan Term Loan	$113	0.1%	$171	0.1%

	December 31, 2013	December 31, 2012
Unused Availability:
United States	$2,885	$4,248
Australia	368	1,035
Canada	–	331
	$3,253	$5,614

(1)      Based on interest rate at December 31, 2013

(2)      Based on interest rate at December 31, 2012

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

6. Income Taxes

Income before taxes (in thousands):

	Year Ended December 31,
	2013	2012
Domestic	$1,050	$3,211
Foreign	1,982	697
Total:	$3,032	$3,908

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Income Taxes (continued)

The provision for income tax expense is summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012
Current:
Federal	$(2)	$59
Foreign	845	423
State	201	171

Deferred:
Federal	(1,700)	-
Foreign	(262)	(194)
State	(200)	-
Total Provision:	$(1,118)	$459

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (in thousands):

	Year Ended December 31,
	2013	Rate	2012	Rate
Provision for income taxes at federal statutory rate	$1,031	34.00%	$1,329	34.00%
State income taxes, net of federal benefit	47	1.55%	134	3.43%
Permanent differences	226	7.45%	20	0.51%
Change in valuation allowance	(2,348)	(77.43%)	(1,247)	(31.91%)
Foreign tax rate differential	(91)	(2.99%)	6	0.15%
Federal Alternative Minimum Tax	(2)	(0.07%)	61	1.56%
Change in Uncertain Tax Position Reserve	39	1.29%	28	0.72%
Other	(20)	(0.67%)	128	3.28%
Provision for income taxes	$(1,118)	(36.87%)	$459	11.74%

Deferred taxes consist of the following (in thousands):	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$3,218	$3,671
Deferred revenue	100	93
Allowance for doubtful accounts and other receivable	26	33
Share-based compensation expense	578	659
Foreign subsidiaries	456	201
Depreciation	345	171
Acquisition costs	51	51
Other	176	175
Valuation allowance	(1,900)	(4,248)
Total deferred tax assets	3,050	806

Deferred tax liabilities:
Goodwill	134	134
Foreign subsidiaries	9	7
Capitalized software development costs	551	471
Total deferred tax liabilities	694	612
Net deferred taxes	$2,356	$194

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Income Taxes (continued)

At December 31, 2013, and December 31, 2012, the Company has federal and state NOL carryforwards of $8.5 million and $9.6 million, respectively, which if unused will expire in years 2017 through 2029.

Approximately $2.3 million of the NOLs were incurred prior to the acquisition of PIA in 1999. The acquisition resulted in a change of ownership under Internal Revenue Code ("IRC") section 382 and placed a limit on the amount of pre-acquisition NOLs that may be used each year to reduce taxable income. The annual limitation is $657,500.

As of December 31, 2013, the Company's deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance of $1.9 million and $4.2 million was recorded against its gross deferred tax asset balance as of December 31, 2013, and December 31, 2012, respectively. For the years ended December 31, 2013, and December 31, 2012, the Company recorded a net valuation allowance release of $1.9 million and $0, respectively, on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2013, the Company achieved four years of cumulative pre-tax income in the U.S. federal tax jurisdiction, management determined that sufficient positive evidence existed as of December 31, 2013, to conclude that it is more likely than not that additional deferred taxes of $1.9 million are realizable, and therefore, reduced the valuation allowance accordingly.

The Company does not provide currently for U.S. income taxes on the undistributed earnings of its profitable foreign subsidiaries (which are approximately $1.2 million as of December 31, 2013), since, at the present time, management expects any earnings to be reinvested in the foreign subsidiaries and not distributed. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes, which could potentially be offset by foreign tax credits. Distribution of those earnings can also subject the Company to related withholding taxes payable to various non-U.S. jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations.

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance	$73	$55
Additions for tax provisions of prior years	29	18
Ending balance	$102	$73

Interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.

Details of the Company's tax reserves at December 31, 2013, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$102	$23	$7	$132
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$102	$23	$7	$132

In management's view, the Company's tax reserves at December 31, 2013, for potential domestic state tax liabilities were sufficient. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. states and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2009 through the present. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $1,144,000 and $829,000 for 2013 and 2012, respectively. Equipment lease expense was approximately $228,000 and $219,000 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

Year	Amount
2014	$1,272
2015	917
2016	691
2017	576
2018	450
Thereafter	273
Total	$4,179

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

8. Treasury Stock

Pursuant to the SPAR Group, Inc., 2012 Stock Repurchase Program (the "Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on August 8, 2012, and ratified on November 8, 2012, under the Repurchase Program, SGRP may repurchase shares of its common stock through August 8, 2015, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). As of December 31, 2013, 217,689 shares have been repurchased under this program. It should be noted that 35,758 shares were utilized for the Employee Stock Purchase Plan, leaving a total of 181,931 shares of Treasury Stock at December 31, 2013. The Company anticipates continuing its Repurchase Program throughout 2013.

9. Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At December 31, 2013, no shares of SGRP Series A Preferred Stock were issued and outstanding.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible employees. The Company made contributions of $79,000 and $76,000 for the years ended December 31, 2013 and 2012, respectively.

11. Related-Party Transactions

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

 SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Related-Party Transactions (continued)

SGRP's Audit Committee has the specific duty and responsibility to review and approve the overall fairness of all material related-party transactions. The Audit Committee receives every affiliate contract and amendment thereto for its review and approval (to the extent approval is given), and each contract is periodically (often annually) again reviewed, in accordance with the Audit Charter, the Ethics Code, the rules of the Nasdaq Stock Market, Inc. ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness). The Audit Committee periodically reviews all of the related-party relationships and transactions described below, and as of this Annual Report the parties are in compliance with those agreements.

SPAR Business Services, Inc. (“SBS”), formerly known as SPAR Marketing Services, Inc. (“SMS”), SPAR Administrative Services, Inc. (“SAS”), formerly known as SPAR Management Services, Inc. (“SMSI”), and SPAR InfoTech, Inc. (“SIT”) are affiliates of SGRP but are not part of the consolidated Company. Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are the sole stockholders of SBS and SAS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS.

SBS and SAS provided approximately 92% and 98% of the domestic merchandising specialist field force used by the Company (other than NMS, as defined below) for the years ended December 31, 2013 and 2012, respectively, and approximately 91% and 93% of the domestic field management used by the Company at a total cost of approximately $25 million and $24 million for the years ended December 31, 2013 and 2012, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended in 2011, the Company received merchandising services from SBS through the use of approximately 10,000 field merchandising specialists during 2013. SAS also furnished (without charge) approximately 240 handheld computers used by field merchandising specialists in the performance of various merchandising and marketing services in the United States, which the Company estimates has an aggregate value of approximately $2,000 to $3,000 per month. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, the Company received administrative services from SAS through the use of 51 full-time national, regional and district administrators during 2013. For those services, the Company has agreed to reimburse SBS and SAS for their total costs of providing those services and to pay SBS and SAS each a fee equal to 4% of their respective costs (the "Plus 4 % Compensation"). Those costs include field expenses of SBS, all payroll and employment tax expenses of SAS and all legal and other administrative expenses paid by either of them. The net total Plus 4% Compensation earned by SAS and SBS for services rendered was approximately $944,000 and $914,000 for the years ended December 31, 2013 and 2012, respectively. The Company also provides certain administrative services directly to SBS and SAS, without charge, for accounting (in 2012 only), human resource and legal services, which the Company believes is more efficient if paid directly, and would otherwise have been subject to cost plus reimbursement. The value of these services was approximately $551,000 and $563,000 for the years ended December 31, 2013 and 2012, respectively. The Company charged SBS and SAS $60,000 for accounting services for the year ended December 31, 2013 which were invoiced back to the Company at cost plus 4%. Those service agreements with SBS and SAS were scheduled to automatically renew on December 31, 2013, but in order to prevent such automatic renewal and permit renegotiation after the end of 2013, the Company has given SBS and SAS the required notice of non-renewal under those agreements and has entered into agreements with them to temporarily extend those agreements to April 30, 2014.

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such reimbursable costs or Plus 4% Compensation. However, since SBS and SAS are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SBS and SAS is allocated to them.

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. (See Note 14 to the Consolidated Financial Statements – Purchase and Sale of Interests in Subsidiaries.) Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA and the sole member and manager of National Retail Source, LLC (“NRS”). Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS. NRS and NMA are affiliates of the Company but are not consolidated with the Company.

 SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Related-Party Transactions (continued)

NRS is expected to provide substantially all of the domestic merchandising specialist field force used by NMS. Pursuant to the terms of the Master Field Services Agreement dated as of August 1, 2013 (the "NRS Services Agreement"), NMS will receive merchandising services from NRS through the use of approximately 850 field merchandising specialists. Prior to that date, NMS received such merchandising services from NMA pursuant to the terms of the substantially similar Field Services Agreement dated as of July 31, 2012, as amended (the “NMA Services Agreement”). For those services, the Company has agreed to reimburse NRS (and NMA before it) for its total costs of providing those services and to pay NRS (and NMA before it) a fee equal to 2% of its total costs (the "Plus 2% Compensation"). Those costs include all field and insurance expenses of NRS (and NMA before it) but exclude certain legal and other administrative expenses. Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin are included in such reimbursable costs or Plus 2% Compensation.

NMS commenced operations as of September 1, 2012. NRS (and NMA before it) provided all of the domestic merchandising specialist field force used by NMS for the year ended December 31, 2013. The total Plus 2% Compensation earned by NRS and NMA for services rendered was approximately $37,000 for the year ended December 31, 2013.

In connection with the approval of those related-party agreements with NMA in 2012, the Board approved, based (in part) on the recommendation and approval of its Governance Committee (which is comprised solely of independent directors), the restated Ethics Code. As a result, the newly approved NRS Field Services Agreement is, and the NMA Field Services Agreement and other previously approved affiliate contracts continue to be, exempted from various conflict prohibitions in the Ethics Code.

The Company continues to purchase services from SBS, SAS and NRS because it believes the value of services it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services. The Company believes it is the largest and most important customer of SBS, SAS and NRS (and from time to time may be their only customer), and accordingly the Company is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS and NRS than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. The Company periodically evaluates these fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by SBS, SAS and NRS. Based on an analysis performed by management, the Company believes that its cost of revenue would have increased by at least $830,000 and $800,000 for the years ended December 31, 2013 and 2012, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services. All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described above.

The following transactions occurred between the Company and the above affiliates (in thousands):

	Year Ended December 31,
	2013	2012
Services provided by affiliates:
Field merchandiser services (SBS)	$19,716	$19,236

Field management services (SAS)	$4,837	$4,538

Field merchandiser services (NMA and NRS)	$1,983	$1,601

Total services provided by affiliates	$26,536	$25,375

Accrued expenses due to affiliates (in thousands):	December 31,
	2013	2012
Total accrued expenses due to affiliates	$560	$705

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Related-Party Transactions (continued)

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

Effective August 1, 2013, the Company sold its equity interests and working capital investment in its Romanian subsidiary, SPAR Business Ideas Provider S.R.L. “BIP”), to a Company affiliate, SIT, for a total purchase price of $348,465. The Company received, at closing, $187,767 in cash and the balance is payable over 29 months with interest at 6% per annum, recorded as Other Assets on the December 31, 2013 balance sheet. The purchase price was equal to the book value of the Company’s interests in BIP. The sale to SIT was approved by the Company’s Audit Committee and Board of Directors.

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

In addition to the above, SAS purchases insurance coverage for worker compensation, casualty and property insurance risk for itself, SBS and (through SBS under contacts with them) its field merchandising specialists and the Company from Affinity Insurance, Ltd. ("Affinity"). SAS owns a minority (less than 1%) of the common stock in Affinity. The Affinity insurance premiums for such coverage are ultimately charged to SAS, SBS (and through SBS to its covered field merchandising specialists) and the Company based on the contractual arrangements of the parties.

In the event of any material dispute in the business relationships between the Company and SBS, SAS, SIT or NRS it is possible that Mr. Brown, Mr. Bartels or Mr. Burdekin may have one or more conflicts of interest with respect to these relationships and such dispute could have a material adverse effect on the Company.

12. Stock Based Compensation Plans

The Company believes that it is desirable to align the interests of its directors, executives, employees and consultants with those of its stockholders through their ownership of shares of Common Stock issued by SGRP ("SGRP Shares").  Although the Company does not require its directors, executives, employees or consultants to own SGRP Shares, the Company believes that it can help achieve this objective by providing long term equity incentives through the issuance to its eligible directors, executives, employees or consultants of options to purchase SGRP Shares and other stock-based awards pursuant to the 2008 Plan (as defined below) and facilitating the purchase of SGRP Shares at a modest discount by all of its eligible executives, employees and consultants who elect to participate in its stock purchase plans.  In particular, the Company believes that granting stock based awards (including restricted stock and options to purchase SGRP Shares) to such directors, executives, employees and consultants encourages growth in their ownership of SGRP Shares, which in turn leads to the expansion of their stake in the long-term performance and success of the Company.

SGRP has granted stock option and restricted stock awards to its eligible directors, officers and employees and certain employees of its affiliates to purchase SGRP Shares pursuant to the 2008 Stock Compensation Plan (as amended, the "2008 Plan").  SGRP's stockholders approved and adopted the 2008 Plan in May 2008, as the successor to various predecessor stock option plans (each a "Prior Plan") with respect to all new awards issued, and an amendment to the 2008 Plan in May 2009, permitting the discretionary repricing of existing awards. SGRP also has granted stock options that continue to be outstanding under the Prior Plans.  Each Prior Plan will continue to be active for the purposes of any remaining outstanding options issued under it for so long as such options are outstanding.

 SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Stock Based Compensation Plans (continued)

The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock options and restricted shares. Unless terminated sooner as provided therein, the 2008 Plan will terminate on May 28, 2018, which is ten years from the 2008 Plan Effective Date, and no further Awards may be made under it. However, any existing Awards made prior to such termination will continue in accordance with their respective terms and will continue to be governed by the 2008 Plan. Stock options granted under the 2008 Plan have a maximum term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders (whose terms are limited to a maximum of five years), and SGRP has generally issued options having those maximum terms.

The 2008 Plan limits the number of SGRP shares that may be covered by Awards ("Outstanding Covered Shares") to 5,600,000 SGRP Shares in the aggregate (the "Maximum Covered Shares"), which Outstanding Covered Shares for this purpose consist of the sum of (i) the SGRP shares covered by all Awards issued under the 2008 Plan on or after May 29, 2008 ("New Awards"), plus (ii) and the SGRP shares covered by all stock options issued at any time under the prior Plans to the extent they were still outstanding on May 29, 2008 ("Continuing Awards").  SGRP shares covered by New Awards or Continuing Awards that expire, lapse, terminate, are forfeited, become void or otherwise cease to exist (other than as a result of exercise) are no longer Outstanding Covered Shares, are added back to remaining availability under the Maximum Covered Shares and thus become available for new Award grants, while those SGRP Shares covered by exercised New Awards or Continuing Awards continue to be Outstanding Covered Shares and are not added back to, and thus continue to reduce, the remaining availability under the Maximum Covered Shares under the 2008 Plan.  The Outstanding Covered Shares and Maximum Covered Shares (as well as the SGRP shares covered by a particular Award) are all subject to certain adjustments that may be made by the Compensation Committee upon the occurrence of certain changes in SGRP's capitalization or structure as provided in the 2008 Plan.  Except for the adjustments described above, an increase in the Maximum Covered Shares requires the consent of the SGRP stockholders under the terms of the 2008 Plan, Nasdaq rules and applicable law.

As of December 31, 2013, approximately 1.3 million shares were available for grant under the amended 2008 Plan.

The 2008 Plan (as amended in 2009) gives SGRP's Compensation Committee the full authority and complete flexibility from time to time to designate and modify (in its discretion) one or more of the outstanding Awards (including their exercise and base prices and other components and terms) to (among other things) restore their intended values and incentives to their holders. However, the exercise price, base value or similar component (if equal to SGRP's full stock price at issuance) of any Award cannot be lowered to an amount that is less than the Fair Market Value (as defined in the 2008 Plan) on the date of the applicable modification, and no modification can adversely affect an awardee's rights or obligations under an award without the awardee's consent. No further consent of SGRP's stockholders is required for any repricing or other modification of any outstanding or other aware under the 2008 Plan, including those previously issued under the Prior Plans. To date, Awards have only been repriced once (in 2009) pursuant to this authority.

Restricted stock, stock options and other stock based awards under the 2008 Plan may be issued from time to time by SGRP in its discretion to the Company's executives and other employees and generally are included in the annual incentive plans of SGRP's executives.  Each year the Compensation Committee establishes (with recommendations from management) a budget for the maximum number of SGRP Shares that may be awarded in the applicable year (although Awards to new employees may not be covered by such budget in the Committee's discretion). The Company's management may present recommendations for such awards to the Compensation Committee at any of its regular quarterly meetings, although recently most recommendations have been made at the August meeting other than those for new employees.  The Chairman of the Board or the Compensation Committee may make those recommendations respecting the Company's Chief Executive Officer, and the Chief Executive Officer makes those recommendations respecting the Company's other executive and senior officers, as well as for any new officer or employee, and each of those executive officers in turn are allocated potential award shares for their departments and make recommendations respecting those under their supervision (subject to review and approval by the Chief Executive Officer).  In recommending to the Compensation Committee the actual number of restricted stock, stock options (and options shares covered) or other stock based Award to be granted to each individual, the person making the recommendation makes an assessment of the individual's contribution to these or decrease in the participant's abilities, responsibilities and performance of his or her duties.  The Compensation Committee reviews and discusses managements' recommendations at its meeting and determines whether and to what extent to approve and grant the proposed restricted stock, stock options (and options shares covered) or other stock based Awards to executives, employees and consultants of the Company pursuant to the 2008 Plan.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Stock Based Compensation Plans (continued)

Stock Options

The stock option Awards issued under the 2008 Plan are typically "nonqualified" (as a tax matter), have a ten (10) year maximum life (term) and vest during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Stock-based compensation cost is measured on the grant date, based on the fair value of the stock options Award calculated at that date, and is recognized as compensation expense over the requisite service period, which generally is the options' vesting period. Fair value is calculated using the Black-Scholes option pricing model.

Following are the specific valuation assumptions used for each respective years:

Weighted-average	2013	2012
Expected volatility	91.36%	128.21%
Expected dividend yields	0.0%	0.0%
Expected terms (in years)	6.0	6.0
Risk-free interest rate	1.62%	0.84%
Expected forfeiture rate	5.0%	5.0%

Stock option Award activity for the years ended December 31, 2013 and 2012 is summarized below:

Option Awards	Covered Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2012	2,919,232	$0.64	6.50	$3,302
Granted in 2012	430,000	1.12	–	270
Exercised/cancelled	(287,839)	0.63	–	307
Outstanding at December 31, 2012	3,061,393	0.71	6.50	3,169
Granted in 2013 (1)	793,000	2.02	–	36
Exercised/cancelled	(202,233)	0.61	–	286
Forfeited or expired	(101,561)	1.19	–	–
Outstanding at December 31, 2013	3,550,599	$0.99	6.64	$3,577
Exercisable at December 31, 2013	2,285,970	$0.61	5.32	$3,130
Vested and expected to vest at December 31, 2013	3,441,701	$0.97	6.56	$3,548

(1)          Includes a stock option Award covering 300,000 SGRP Shares issued on December 2, 2013, to Ms. Jill M. Blanchard in connection with her employment on that date as the Company's Chief Executive Officer and President.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Stock Based Compensation Plans (continued)

The following table summarizes information about stock options outstanding at December 31, 2013:

			Options Awards Outstanding			Options Awards Exercisable
Range of Exercise Prices			Covered Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Covered Shares Exercisable	Weighted Average Exercise Price
	Less than	$1.00	2,038,205	5.06	0.53	1,954,614	$0.51
$1.00	-	$2.00	1,057,894	8.43	1.39	330,106	$1.20
$2.01	-	$4.00	454,500	9.58	2.13	1,250	$2.15
	Outstanding at December 31, 2013		3,550,599		0.99	2,285,970	$0.61

The weighted-average grant-date fair value of stock option Awards granted during the years ended December 31, 2013 and 2012 was $1.80 and $0.99, respectively. The total intrinsic value of stock option Awards exercised during the year ended December 31, 2013 and 2012 was $286,000 and $307,000, respectively. The tax benefit realized from stock options exercised during the years ended December 31, 2013 and 2012 was approximately $109,000 and $117,000, respectively.

The Company recognized $486,000 and $468,000 in stock-based compensation expense relating to stock option Awards during the years ended December 31, 2013 and 2012, respectively. The recognized tax benefit on stock based compensation expense related to stock options during the years ended December 31, 2013 and 2012 was approximately $185,000 and $178,000, respectively.

As of December 31, 2013, total unrecognized stock-based compensation expense related to stock options was $1,687,869. This expense is expected to be recognized over a weighted average period of approximately 3.2 years, and will be adjusted for changes in estimated forfeitures.

Restricted Stock

The restricted stock Awards previously issued under the 2008 Plan vested during the first five years following issuance at the rate of 20% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Restricted stock granted under the 2008 Plan is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation expense ratably over the requisite service period which generally is the Award's vesting period.

The following table summarizes the activity for restricted stock Awards during the years ended December 31, 2013 and 2012 (all of which relate to the Company's former Chief Executive Officer, Gary S. Raymond.):

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at January 1, 2012	100,000	$2.34
Granted	25,000	1.09
Vested	(20,000)	2.34
Forfeited	–	–
Unvested at December 31, 2012	105,000	2.04
Granted	–	–
Vested	(25,000)	2.09
Forfeited	–	–
Unvested at December 31, 2013	80,000	$2.03

 SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Stock Based Compensation Plans (continued)

During the years ended December 31, 2013 and 2012, the Company recognized approximately $52,000 and $49,000, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the years ended December 31, 2013 and 2012 was approximately $20,000 and $19,000, respectively.

During the years ended December 31, 2013 and 2012, the total fair value of restricted stock vested was $49,350 and $23,800, respectively.

As of December 31, 2013, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $127,594, which is expected to be expensed over a weighted-average period of less than one year.

13. Segment Information

The Company reports net revenue from continuing operations and operating income from continuing operations by reportable segment. Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic Merchandising Services Division and its International Merchandising Services Division. The Company uses those divisions to improve its administration and operational and strategic focuses, and it tracks and reports certain financial information separately for each of those divisions. The Company measures the performance of its domestic and international divisions and subsidiaries using the same metrics. The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.

 SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

 13. Segment Information (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance based on profit or loss from operations, as follows (in thousands):

	Year Ended December 31,
	2013	2012
Revenue, net:
United States	$44,577	$43,097
International	67,382	55,454
Total revenue	$111,959	$98,551

Operating income:
United States	$1,086	$3,300
International	1,818	619
Total operating income	$2,904	$3,919

Interest expense:
United States	$62	$88
International	109	39
Total interest expense	$171	$127

Other expense (income), net:
United States	$(26)	$1
International	(273)	(117)
Total other expense (income), net	$(299)	$(116)

Net income before income tax expense:
United States	$1,050	$3,211
International	1,982	697
Total net income before income tax expense	$3,032	$3,908

Income tax expense:
United States	$(1,701)	$230
International	583	229
Total income tax expense	$(1,118)	$459

Net income from continuing operations:
United States	$2,751	$2,981
International	1,399	468
Total net income from continuing operations	$4,150	$3,449

Depreciation and amortization:
United States	$1,171	$914
International	325	243
Total depreciation and amortization	$1,496	$1,157

Capital expenditures:
United States	$1,064	$776
International	235	222
Total capital expenditures	$1,299	$998

Note: There were no inter-company sales for 2013 or 2012.

 SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Segment Information (continued)

	December 31,
	2013	2012
Assets:
United States	$17,651	$14,056
International	16,627	13,604
Assets of discontinued operations	–	1,610
Total assets	$34,278	$29,270

Geographic Data (in thousands)

	Year Ended December 31,
	2013		2012
Net international revenues:		% of consolidated net revenue		% of consolidated net revenue
Mexico	$16,127	14.4%	$14,602	14.8%
South Africa	16,099	14.4	9,893	10.0
Australia	6,995	6.2	7,205	7.3
Japan	6,831	6.1	6,267	6.4
Canada	6,567	5.9	6,949	7.1
China	6,334	5.7	4,210	4.3
India	5,387	4.8	1,947	2.0
All Others	3,042	2.7	4,381	4.4
Total international revenue	$67,382	60.2%	$55,454	56.3%

	Years Ended December 31
	2013	2012
Long lived assets:
United States	$6,222	$3,145
International	2,410	2,129
Total long lived assets	$8,632	$5,274

14. Purchase and Sale of Interests in Subsidiaries

The following contains descriptions of the Company's purchases and sale of interests in its operating subsidiaries during the years ended December 31, 2013 and 2012. In each of the consolidated subsidiaries noted below, the Company made its investment together with an experienced person or company in the local area who is not otherwise affiliated with the Company (each a "Local Investor"). The Company provides its subsidiaries with its proprietary Internet-based technological systems (which include its logistical, communication, scheduling, tracking, reporting and accounting programs) that run on and are developed, managed, maintained and controlled from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A. (the Company's "Global Technology Systems"), which are generally phased in over time following acquisition. The Company also provides its subsidiaries with company-wide executive management, administrative support, accounting oversight, procedures and controls (financial and reporting), credit support and corporate codes and policies that apply to each such subsidiary (the Company's "Global Administration", and together with its Global Technology Systems, the Company's "Global Contributions"). The Company also seeks to own a majority (at least 51%) of such a subsidiary's equity while the Local Investor purchases a minority equity interest in it (49% or less). In addition to that equity, a Local Investor provides credit support, certain services and the useful local attention, perspective and relationships of a substantial (although non-controlling) equity owner with a strong financial stake in such subsidiary's success (the "Local Contributions"). The Local Investor also often contributes an existing customer base to the subsidiary in which it invests. The Company, through its various agreements with the applicable Local Investor, has provided for exit strategies that are deemed fair and equitable for both the Company and the Local Investor.

BIP (Romania)

In 2012, the Company acquired this 51% interest in its Romanian joint venture, SPAR Business Ideas Provider S.R.L. ("BIP") for $60,000. Effective August 31, 2013, the Company sold all of its interests in BIP to an affiliate, SIT. See Note 11 to the Consolidated Financial Statements – Related-Party Transactions.

 SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Purchase and Sale of Interests in Subsidiaries (continued)

NMS (USA)

In September 2012, the Company made a domestic acquisition that also used its international strategy of seeking a minority (i.e., non-controlling) non-affiliated Local Investor for the Company's new consolidated subsidiary in Georgia, U.S.A.  As with most of its international counterparts, the Company acquired a 51% interest in National Merchandising Services, LLC, a newly formed Nevada limited liability company ("NMS"), and is providing its usual Global Contributions, and since then NMS has been a part of the Company's consolidated financial statements.  NMS provides merchandising services in the U.S.A. to multiple Fortune 500 companies previously supplied by its Local Investor.  The Local Investor in this case is National Merchandising of America, Inc., a Georgia corporation ("NMA"), which owns a 49% interest in NMS and provided field merchandising services to NMS pursuant to a Field Services Agreement with NMS through July 31, 2013.  In addition, NMA contributed substantially all of its customers to NMS and is providing the usual Local Contributions.

The Company's total initial investment in NMS was $859,050, which consists of the following (1) $510 in capital, (2) a cash payment of $400,000 to NMA and a $200,000 non-interest bearing promissory note paid to NMA on January 2, 2013, (3) issuance of SPAR common stock worth $165,000 to NMA, and (4) a contingent liability of $93,540 described below.

NMS agreed to pay an incentive consulting fee ("Consulting Fee") to NMA based on NMS achieving certain earnings goals in each of the next three 12 month periods.  The Consulting Fee is calculated based on 50% of NMS earnings in excess of the annual base earnings of $500,000. The maximum consideration for the Consulting Fee could be as much as $600,000.  The projected consulting fee is approximately $94,000 and has been recorded as a contingent liability at December 31, 2013 and 2012. The Company has completed its valuation of the fair value and related allocation between identifiable intangibles and goodwill, and recorded the following in 2012:

Customer list	$526,320
Goodwill	332,730
$859,050

The customer list is being amortized over ten years.

CMR-Meridian (South Africa)

In September 2012, the Company's existing local consolidated subsidiary, SGRP Meridian (Pty) Ltd. ("SGRP Meridian"), acquired a majority (51%) of the equity interests in CMR Meridian (Pty) Ltd. ("CMR-Meridian"). Combined Manufacturers National (Pty) Ltd ("CMR") acquired the remaining minority (49%) non-controlling interest in CMR-Meridian as its Local Investor, contributed substantially all of its customers to CMR-Meridian and provided the usual Local Contributions while the Company provides its usual Global Contributions. SGRP Meridian and CMR-Meridian are both part of the Company's consolidated financial statements.

CMR-Meridian initiated operations on October 1, 2012, and SGRP provided approximately $380,000 in a working capital loan to SGRP Meridian to assist SGRP Meridian in this transaction. SGRP Meridian, through the joint venture agreement with CMR, paid approximately $73,000 at closing to CMR and recorded a contingent liability in the amount of $154,000 representing the fair value of potential future payments required to be made by SGRP Meridian to CMR.

Based on exchange rates at December 31, 2013, potential payments could be:

For 2013, the payment will be 50% of earnings in excess of $200,000, up to a maximum of $140,000 (based on actual 2013 results, this payment earned is $140,000 to be paid in early 2014),

For 2014, the payment will be 25% of the earnings in excess of $200,000 up to a maximum of $82,000, and

For 2015, the payment will be 10% of the earnings in excess of $200,000 up to a maximum of $39,000.

 SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Purchase and Sale of Interests in Subsidiaries (continued)

At the end of the first three full years of operations, an additional bonus of $50,000 (based on exchange rate at December 31, 2013) will be paid by CMR-Meridian to CMR if the combined cumulative earnings before interest and taxes exceed $600,000 provided that in each year, a minimum $200,000 in earnings is achieved.  Based on 2013 results, CMR-Meridian met the criteria to earn the full Incentive Consulting Fee for that period. While the contingent liability recorded in 2012 is adequate to satisfy the consulting fee payment for 2013, any potential consulting fee earned for 2014 and 2015 will need to be charged to the statement of operations in those years.

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

The purchase was made pursuant to the Asset Purchase Agreement dated as of March 15, 2013 (the "Purchase Agreement") between MFI, as the seller, and SPAR Marketing Force, Inc. ("SMF"), a consolidated subsidiary of SGRP and its principal domestic operating company.  The purchase was completed on March 15, 2013.  The Purchase Price under the Purchase Agreement consisted of a cash purchase price of $1.3 million and the assumption of certain specified liabilities (principally those arising after the closing under the assumed contracts).  The Company completed its purchase price valuation analysis and has recorded customer contracts and customer list with a value of approximately $1.3 million and goodwill of approximately $8,000 based on its analysis.  The customer contracts and customer lists value of $1.3 million is being amortized on a straight line basis over five years. In addition, SMF entered into a Consulting Services Agreement and a Transition Services Agreement with MFI, under which MFI will provide certain services, equipment and facilities for up to one year, and various assignments and other transfer documents.

The following table includes the amount of MFI's revenue and earnings included in the Company's consolidated income statement for the year ended December 31, 2013 and a pro forma calculation of the amounts that would have been included in the Company's consolidated statement of income for the year ended December 31, 2013 and 2012 had the MFI acquisition date been January 1, 2013 and 2012, instead of March 15, 2013 (in thousands):

	Revenue	Net Income
Actual MFI from March 15 to December 31, 2013	$6,642	$589

2013 consolidated supplemental pro forma from January 1 to December 31, 2013	$114,123	$3,000
2012 consolidated supplemental pro forma from January 1 to December 31, 2012	$109,574	$1,664

 SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012
Numerator:
Net income attributable to SPAR Group, Inc.	$3,350	$2,930

Denominator:
Shares used in basic net income per share calculation	20,490	20,240
Effect of diluted securities:
Stock options	1,244	1,366
Shares used in diluted net income per share calculations	21,734	21,606

Basic net income per common share:	$0.16	$0.14
Diluted net income per common share:	$0.15	$0.14

16. Discontinued Operations

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

As a result of the sale, the Romanian operations were reported in the consolidated financial statements of the Company as a discontinued operation. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.

The components of the earnings from discontinued operations are presented below (in thousands):

	Year Ended December 31,
	2013	2012

Net revenues	$3,426	$4,215
Cost of revenues	2,736	3,362
Gross profit	690	853

Selling, general and administrative expenses	562	755
Depreciation and amortization	1	10
Operating income	127	88
Other income	(11)	(5)
Income before provision for income tax expenses	138	93
Income tax expense	40	91
Income from discontinued operations	$98	$2

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	(Recovered From)/Charged to Costs and Expenses	Deductions(1)	Other		Balance at End of Period
Year ended December 31, 2013:

Deducted from asset accounts:
Allowance for doubtful accounts	$216	73	62	(105	)(2)	$122

Year ended December 31, 2012:

Deducted from asset accounts:
Allowance for doubtful accounts	$162	72	18	–		$216

(1)	Uncollectible accounts written off, net of recoveries

(2)	Represents allowance for doubtful accounts related to disposition of BIP (see Note 16 to the consolidated financial statements – Discontinued Operations)