Form 10-Q
period 2014-03-31
SPAR GROUP INC
filed 2014-05-15
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2014.

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

☐ Yes    ☒ No

On May 12, 2014, there were 20,653,600 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$4,236	$2,814
Accounts receivable, net	20,627	21,734
Deferred income taxes	429	456
Prepaid expenses and other current assets	432	642
Total current assets	25,724	25,646
Property and equipment, net	2,105	2,032
Goodwill	1,800	1,800
Intangible assets, net	2,128	2,259
Deferred income taxes	1,900	1,900
Other assets	552	641
Total assets	$34,209	$34,278

Liabilities and equity
Current liabilities:
Accounts payable	$3,891	$4,267
Accrued expenses and other current liabilities	5,959	5,854
Accrued expenses due to affiliates	1,634	560
Customer deposits	391	673
Lines of credit	96	696
Total current liabilities	11,971	12,050
Long-term debt and other liabilities	3,679	3,672
Total liabilities	15,650	15,722
Commitments and Contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares– None – March 31, 2014 and None – December 31, 2013	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 20,680,717 – March 31, 2014 and December 31, 2013	207	207
Treasury stock, at cost 66,244 shares – March 31, 2014 and 181,931 shares – December 31, 2013	(130)	(356)
Additional paid-in capital	15,383	15,339
Accumulated other comprehensive loss	(1,078)	(1,031)
Retained earnings	1,285	1,654
Total SPAR Group, Inc. equity	15,667	15,813
Non-controlling interest	2,892	2,743
Total Equity	18,559	18,556
Total liabilities and equity	$34,209	$34,278

Note:

The Balance Sheet at December 31, 2013, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of (Loss) Income and Comprehensive Loss

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Net revenues	$28,036	$24,990
Cost of revenues	21,806	19,182
Gross profit	6,230	5,808

Selling, general and administrative expense	5,921	5,201
Depreciation and amortization	412	302
Operating (loss) income	(103)	305

Interest expense	43	31
Other expense (income), net	(45)	(13)
(Loss) income before income tax expense	(101)	287

Income tax expense	119	113
(Loss) income from continuing operations	(220)	174
(Loss) income from discontinued operations	–	39
Net (loss) income	(220)	213
Net income attributable to non-controlling interest	149	169
Net (loss) income attributable to SPAR Group, Inc.	$(369)	$44

Basic loss per common share:
Continuing operations	$(0.02)	$-
Discontinued operations	$-	$-

Diluted loss per common share:
Continuing operations	$(0.02)	$-
Discontinued operations	$-	$-

Weighted average common shares – basic	20,557	20,465

Weighted average common shares – diluted	21,812	21,612

Net (loss) income	$(220)	$213
Other comprehensive loss:
Foreign currency translation adjustments	(47)	(198)
Comprehensive (loss) income	(267)	15
Comprehensive income attributable to non-controlling interest	149	169
Comprehensive loss attributable to SPAR Group, Inc.	$(416)	$(154)

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2014	20,681	$207	182	$(356)	$15,339	$(1,031)	$1,654	$2,743	$18,556

Share-based compensation	–	–	–	–	252	–	–	–	252
Exercise of stock options	–	–	–	–	18	–	–	–	18
Reissued treasury shares	–	–	(116)	226	(226)	–	–	–	–
Other comprehensive loss	–	–	–	–	–	(47)	–	–	(47)
Net (loss) income	–	–	–	–	–	–	(369)	149	(220)
Balance at March 31, 2014	20,681	$207	66	$(130)	$15,383	$(1,078)	$1,285	$2,892	$18,559

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net (loss) income	$(220)	$213
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	412	302
Bad debt expense, net of recoveries	24	(3)
Share based compensation	252	125
Changes in operating assets and liabilities, net of business acquisitions and disposition:
Accounts receivable	1,043	2,909
Prepaid expenses and other assets	326	(752)
Accounts payable	(376)	426
Accrued expenses, other current liabilities and customer deposits	1,011	1,781
Net cash provided by operating activities	2,472	5,001
Investing activities
Purchases of property and equipment and capitalized software	(358)	(337)
Purchase of MFI Business	–	(1,300)
Purchase of India Preceptor subsidiary	–	(21)
Net cash used in investing activities	(358)	(1,658)
Financing activities
Net payments on lines of credit	(671)	(1,312)
Proceeds from stock options exercised	18	9
Payments on term debt	(7)	(8)
Payments on capital lease obligations	(34)	(57)
Purchase of treasury shares	–	–
Payment of seller notes	–	(200)
Net cash used in financing activities	(694)	(1,568)

Effect of foreign exchange rate changes on cash	2	(179)
Net change in cash and cash equivalents	1,422	1,596
Cash and cash equivalents at beginning of year	2,814	1,792
Cash and cash equivalents at end of year	$4,236	$3,388
Supplemental disclosure of cash flows information
Interest paid	$31	$31
Income taxes paid	$113	$39

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the quarter and three-month period ended March 31, 2014 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2014 (the "2013 Annual Report"), and SGRP's Proxy Statement for its 2014 Annual Meeting of Stockholders as filed with the SEC on April 24, 2014 (the "2014 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2013 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2014 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE OFFICERS, COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.	Business and Organization

SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, audit services, furniture and other product assembly services, technology services and marketing research services. Assembly services are performed in stores, homes and offices while those other services are primarily performed in mass merchandisers, office supply, value, grocery, drug, independent, convenience, toy, home improvement and electronics stores.

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

As of March 31, 2014, the Company operates in 9 countries and divides its operations into two reportable segments: its Domestic Merchandising Services Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979; and its International Merchandising Services Division, which began operations in May 2001 and provides similar merchandising, marketing and in-store event staffing services in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey.

The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net (loss) income attributable to SPAR Group, Inc.	$(369)	$44

Denominator:
Shares used in basic net income per share calculation	20,557	20,465
Effect of diluted securities:
Stock options	1,255	1,147
Shares used in diluted net income per share calculations	21,812	21,612

Basic net loss per common share:	$(0.02)	$–
Diluted net loss per common share:	$(0.02)	$–

4.	Credit Facilities

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

The Sterling Loan Agreement contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments. At March 31, 2014, the Company was in compliance with such covenants.

The amendment to the Sterling Loan Agreement dated as of July 1, 2013, among other things, extended the scheduled term of the Sterling Credit Facility to July 6, 2016 (with no early termination fee), and eliminated the requirement for a "closed lockbox" so that collections no longer automatically pay down the loans under the Sterling Loan Agreement. As of January 1, 2014, the lockbox account at Sterling National Bank was closed and as of that date, all remittances from customers are going directly into the Company's main bank account. Therefore, the Sterling Credit Facility is now classified as long term debt.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

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

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $1.1 million (based upon the exchange rate at March 31, 2014). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request. SPARFACTS is in the process of renegotiating new financing.

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

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of approximately $194,000. The loan is payable in monthly installments of $2,300 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at March 31, 2014, was approximately $109,000 (based upon the exchange rate at March 31, 2014).

Summary of Company Credit and Other Debt Facilities (dollars in thousands) :

	March 31, 2014	Interest Rate[1]	December 31, 2013	Interest Rate[2]
Credit Facilities
Loan Balance:
United States	$3,549	2.8%	$3,615	2.8%
Australia	96	7.1%	696	7.0%
	$3,645		$4,311

Other Debt Facility:
Japan Term Loan	$109	0.1%	$113	0.1%

	March 31, 2014	December 31, 2013
Unused Availability:
United States	$2,951	$2,885
Australia	1,014	368
Canada	–	–
	$3,965	$3,253

(1)	Based on interest rate at March 31, 2014
(2)	Based on interest rate at December 31, 2013

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

As of March 31, 2014, the Company has three outstanding capital lease obligations with interest rates ranging from 4.5% to 7.0%. The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Amortization	Net Book Value at March 31, 2014
June, 2011	$140	$133	$7
January, 2012	253	189	64
	$393	$322	$71

Annual future minimum lease payments required under the leases, together with the present value as of March 31, 2014, are as follows (in thousands):

Year Ending December 31,	Amount

2014	$77
Less amount representing interest	(2)
Present value of net minimum lease payments, included within accrued expenses and other current liabilities	$75

6.	Related-Party Transactions

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

SGRP's Audit Committee has the specific duty and responsibility to review and approve the overall fairness of all material related-party transactions. The Audit Committee receives every affiliate contract and amendment thereto for its review and approval (to the extent approval is given), and each contract is periodically (often annually) again reviewed, in accordance with the Audit Charter, the Ethics Code, the rules of the Nasdaq Stock Market, Inc. ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness). The Audit Committee periodically reviews all of the related party relationships and transactions described below, and as of this Annual Report the parties are in compliance with those agreements.

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

SBS and SAS provided approximately 90% and 98% of the domestic merchandising specialist field force used by the Company (other than NMS, as defined below) for the three months ended March 31, 2014 and 2013, respectively, and approximately 93% and 94% of the domestic field management used by the Company at a total cost of approximately $6.6 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended in 2011, the Company received merchandising services from SBS through the use of approximately 5,100 field merchandising specialists during the three months ended March 31, 2014. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, the Company received administrative services from SAS through the use of 66 full-time national, regional and district administrators during the three months ended March 31, 2014. For those services, the Company has agreed to reimburse SBS and SAS for certain costs of providing those services and to pay SBS and SAS each a fee equal to 4% of these costs (the "Plus 4 % Fee"). Those costs include field expenses of SBS excluding workers compensation expense, all payroll and employment tax expenses of SAS and all legal and other administrative expenses paid by either of them. The net total Plus 4% Fee earned by SAS and SBS for services rendered was approximately $255,000 and $196,000 for the three months ended March 31, 2014 and 2013, respectively. The Company also provides certain administrative services directly to SBS and SAS, without charge, for human resource and legal services, which the Company believes is more efficient if paid directly, and would otherwise have been subject to cost plus reimbursement. The value of these services was approximately $106,000 for both the three months ended March 31, 2014 and 2013. Those service agreements with SBS and SAS were scheduled to automatically renew on December 31, 2013, but in order to prevent such automatic renewal and permit renegotiation after the end of 2013, the Company has given SBS and SAS the required notice of non-renewal under those agreements and has entered into agreements with them to temporarily extend those agreements to May 31, 2014.

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such reimbursable costs or Plus 4% Fee. However, since SBS and SAS are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SBS and SAS is allocated to them.

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

NRS is expected to provide substantially all of the domestic merchandising specialist field force used by NMS. Pursuant to the terms of the Master Field Services Agreement dated as of August 1, 2013 (the "NRS Services Agreement"), NMS will receive merchandising services from NRS through the use of approximately 600 field merchandising specialists. Prior to that date, NMS received such merchandising services from NMA pursuant to the terms of the substantially similar Field Services Agreement dated as of July 31, 2012, as amended (the “NMA Services Agreement”). For those services, the Company has agreed to reimburse NRS (and NMA before it) for its total costs of providing those services and to pay NRS (and NMA before it) a fee equal to 2% of its total costs (the "Plus 2% Fee"). Those costs include all field and workers compensation insurance expenses of NRS (and NMA before it) but exclude certain legal and other administrative expenses. Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin are included in such reimbursable costs or Plus 2% Fee.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

NMS commenced operations as of September 1, 2012. NRS provided all of the domestic merchandising specialist field force used by NMS for the three months ended March 31, 2014. The total Plus 2% Fee earned by NRS for services rendered was approximately $10,000 and $11,000 for the three months ended March 31, 2014 and 2013, respectively.

In connection with the approval of those related party agreements with NMA in 2012, the Board approved, based (in part) on the recommendation and approval of its Governance Committee (which is comprised solely of independent directors), the restated Ethics Code. As a result, the newly approved NRS Field Services Agreement is, and the NMA Field Services Agreement and other previously approved affiliate contracts continue to be, Approved Activities under the Ethics Code.

The Company continues to purchase services from SBS, SAS and NRS because it believes the value of services it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services. The Company believes it is the largest and most important customer of SBS, SAS and NRS (and from time to time may be their only customer), and accordingly the Company is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS and NRS than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. The Company periodically evaluates these fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by SBS, SAS and NRS. Based on an analysis performed by management, the Company believes that its cost of revenue would have increased by at least $190,000 and $150,000 for the three months ended March 31, 2014 and 2013, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services. All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described above.

The following costs of affiliates were charged to the Company and the above affiliates (in thousands):

	Three Months Ended March 31,
	2014	2013

Net cost of field merchandiser services (SBS)	$5,459	$4,111

Total costs of field management services (SAS)	$1,178	$980

Total costs of field merchandiser services (NMA and NRS)	$502	$541

Total costs charged by affiliates	$7,139	$5,632

Accrued expenses due to affiliates (in thousands):	March 31,	December 31,
	2014	2013
Total accrued expenses due to affiliates	$1,634	$560

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

In addition to the above, SAS purchases insurance coverage for worker compensation, casualty and property insurance risk for itself, SBS and (through SBS under contracts with them) its field merchandising specialists and the Company from Affinity Insurance, Ltd. ("Affinity"). SAS owns a minority (less than 1%) of the common stock in Affinity. The Affinity insurance premiums for such coverage are ultimately charged to SAS, SBS (and through SBS to its covered field merchandising specialists) and the Company based on the contractual arrangements of the parties.

In the event of any material dispute in the business relationships between the Company and SBS, SAS, SIT or NRS it is possible that Mr. Brown, Mr. Bartels or Mr. Burdekin may have one or more conflicts of interest with respect to these relationships and such dispute could have a material adverse effect on the Company.

7.	Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At March 31, 2014, no shares of SGRP Series A Preferred Stock were issued and outstanding.

8.	Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option and restricted share awards. As of March 31, 2014, approximately 1.3 million SGRP shares were available for Award grants under the amended 2008 Plan.

The Company recognized $125,000 and $102,400 in stock-based compensation expense relating to stock option Awards during the three month periods ended March 31, 2014 and 2013, respectively. The recognized tax benefit on stock based compensation expense related to stock options during the three months ended March 31, 2014 and 2013 was approximately $47,400 and $38,900, respectively. As of March 31, 2014, total unrecognized stock-based compensation expense related to stock options was $1.3 million.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

On March 13, 2014, a restricted stock Award for 4,000 SGRP shares was issued to an employee pursuant to the 2008 Plan. The estimated stock compensation expense for that Award is $8,047, which will be recognized ratably over the four year vesting period. In February 2014, the remaining outstanding restricted stock Awards of Mr. Gary R. Raymond, former Chief Executive Officer of the Company, fully vested on his retirement at an expense to the Company of $127,594. During the three months ended March 31, 2014 and 2013, the Company recognized approximately $128,000 and $17,600, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the three months ended March 31, 2014 and 2013 was approximately $48,500 and $6,700, respectively. As of March 31, 2014, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $8,047.

9.	Commitments and Contingencies

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

10.	Segment Information

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

 Management evaluates performance based on profit or loss from operations, as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue, net:
United States	$10,958	$9,689
International	17,078	15,301
Total revenue	$28,036	$24,990

Operating income:
United States	$(264)	$307
International	161	(2)
Total operating (loss) income	$(103)	$305

Interest expense:
United States	$20	$9
International	23	22
Total interest expense	$43	$31

Other expense (income), net:
United States	$–	$(26)
International	(45)	13
Total other expense (income), net	$(45)	$(13)

Income before income tax expense:
United States	$(284)	$324
International	183	(37)
Total (loss) income before income tax expense	$(101)	$287

Income tax expense:
United States	$–	$65
International	119	48
Total income tax expense	$119	$113

Net income from continuing operations:
United States	$(284)	$259
International	64	(85)
Total net (loss) income from continuing operations	$(220)	$174

Depreciation and amortization:
United States	$320	$238
International	92	64
Total depreciation and amortization	$412	$302

Capital expenditures:
United States	$297	$301
International	61	36
Total capital expenditures	$358	$337

Note: There were no inter-company sales for 2014 or 2013.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	March 31,	December 31,
	2014	2013
Assets:
United States	$17,899	$17,651
International	16,310	16,627
Total assets	$34,209	$34,278

Geographic Data (in thousands)

	Three Months Ended March 31,
	2014		2013
Net international revenues:		% of consolidated net revenue		% of consolidated net revenue
Mexico	$4,339	15.5%	$3,525	14.1%
South Africa	3,871	13.8	3,986	16.0
Japan	2,095	7.5	1,298	5.2
China	1,916	6.8	1,670	6.7
India	1,618	5.8	655	2.6
Australia	1,454	5.2	1,924	7.7
Canada	1,238	4.4	1,324	5.3
Turkey	547	2.0	919	3.7
Total international revenue	$17,078	61.0%	$15,301	61.3%

	March 31,	December 31,
	2014	2013
Long lived assets:
United States	$6,366	$6,222
International	2,119	2,410
Total long lived assets	$8,485	$8,632

11.	Discontinued Operations

Effective August 31, 2013, the Company sold its equity interests and working capital investment in its Romanian subsidiary, SPAR Business Ideas Provider S.R.L. ("BIP"), to a Company affiliate, SPAR InfoTech, Inc. ("SIT"), for a total purchase price of $348,465, The Company received, at closing, $187,767 in cash and the balance is payable over 29 months with interest at 6% per annum. The purchase price was equal to the book value of the Company's interests in BIP, which management believes approximates fair value. The sale to SIT was approved by the Company's Audit Committee and Board of Directors.

As a result of the sale, the Romanian operations were reported in the consolidated financial statements of the Company as a discontinued operation. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.

The components of the earnings from discontinued operations are presented below (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenues	$–	$1,187
Cost of revenues	–	963
Gross profit	–	224

Selling, general and administrative expenses	–	170
Depreciation and amortization	–	1
Operating income	–	53

Other (income) expense	–	-
Income before provision for income tax expense	–	53
Income tax expense	–	14
Income from discontinued operations	$–	$39

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

There are "forward-looking statements" contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (as filed, the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2014, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 15, 2014 (as filed, the "Proxy Statement"), which SGRP filed with the SEC on April 24, 2014, and the Company's other filings under applicable law with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws"). The Company's forward-looking statements include, in particular and without limitation, this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources" in this Quarterly Report, and "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

You should carefully consider all forward-looking statements, risk factors and the other risks, cautions and information noted in this Quarterly Report, the Annual Report, the Proxy Statement and the Company's SEC Reports that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking and other statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions, expectations and estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other unpredictable factors (many of which are beyond the Company's control) that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

Although the Company believes that its plans, intentions, expectations and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions, expectations or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described below (See Item 1A – Risk Factors - in the Annual Report) and any other risks, cautions or information contained or incorporated by reference into this Annual Report or other applicable SEC Report. All forward-looking and other statements or information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other risks, cautions and information.

You should not place undue reliance on the Company's forward-looking statements and similar information because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control. The Company's forward-looking statements, risk factors and other risks, cautions and information (whether contained in this Quarterly Report, the Annual Report, the Proxy Statement or any other applicable SEC Report) are based on the information currently available to the Company and speak only as of the date specifically referenced, or if no date is referenced, then as of December 31, 2013, in the case of this Quarterly Report, the Annual Report or the Proxy Statement or the last day of the period covered by any other applicable SEC Report. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

GENERAL

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, value, grocery, drug, independent, convenience, toy, home improvement and electronics stores. The Company also provides furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001. The Company currently does business in 9 countries that encompass approximately 47% of the total world population through its operations in the United States, Canada, Japan, South Africa, India, China, Australia, Mexico and Turkey.

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

SPAR Group believes the current trend in business toward globalization fits well with its expansion model. As companies expand into foreign markets they will need assistance in merchandising or marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising and marketing programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its internet, hand-held computer, tablet and smart phone based technology and business model worldwide.

The Company's Domestic and International Geographic Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its domestic and international divisions (as described above). The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the three months ended March 31, 2014 and 2013, and their respective assets as of March 31, 2014 and 2013, is provided in Note 10 to the Company's Consolidated Financial Statements – Segment Information.

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

SPAR Group, Inc. and Subsidiaries

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

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2014, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 31, 2014.

Results of Operations

Three months ended March 31, 2014, compared to three months ended March 31, 2013

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2014		2013
	$	%	$	%
Net revenues	$28,036	100.0%	$24,990	100.0%
Cost of revenues	21,806	77.8	19,182	76.8
Gross profit	6,230	22.2	5,808	23.2
Selling, general & administrative expense	5,921	21.1	5,201	20.8
Depreciation & amortization	412	1.5	302	1.2
Operating (loss) income	(103)	(0.4)	305	1.2
Interest expense, net	43	0.2	31	0.1
Other income, net	(45)	(0.2)	(13)	(0.1)
(Loss) income before income taxes	(101)	(0.4)	287	1.2
Income tax expense	119	0.4	113	0.5
(Loss) income from continuing operations	(220)	(0.8)	174	0.7
Income from discontinued operations	–	0.0	39	0.2
Net income attributable to non-controlling interest	149	0.5	169	0.7
Net (loss) income attributable to Spar Group, Inc.	$(369)	(1.3)%	$44	0.2%

SPAR Group, Inc. and Subsidiaries

Net Revenues

Net revenues for the three months ended March 31, 2014, were $28.0 million, compared to $25.0 million for the three months ended March 31, 2013, an increase of $3.0 million or 12.2%.

Domestic net revenues totaled $11.0 million in the three months ended March 31, 2014, compared to $9.7 million for the same period in 2013. Domestic net revenues increased by approximately $1.3 million. The increase was primarily due to incremental revenue from the acquisition of general merchandising and certain in-store audit services from Market Force Information (“MFI”) late in the first quarter of 2013.

International net revenues totaled $17.0 million for the three months ended March 31, 2014, compared to $15.3 million for the same period in 2013, an increase of $1.7 million or 11.6%. The increase in net revenues was primarily due to incremental revenue from the integration of the acquisitions in India and increased revenue in Mexico and Japan, partially offset by lower revenue in Australia and Turkey.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 77.8% of its net revenues for the three months ended March 31, 2014, and 76.8% of its net revenues for the three months ended March 31, 2013.

Domestic cost of revenues was 72.2% of net revenues for the three months ended March 31, 2014, and 68.6% of net revenues for the three months ended March 31, 2013. The increase in cost of revenues as a percentage of net revenues of 3.6 percentage points was due primarily to a favorable mix of project work compared to last year. For the three months ended March 31, 2014 and 2013, approximately 84% and 86%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively, and approximately 6% and 7% of the Company's domestic cost of revenues for the three months ended March 31, 2014 and 2013, respectively, resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"), and prior to August 1, 2013, National Merchandising of America, Inc. ("NMA") (See Note 6 to the Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenues decreased to 81.3% of net revenues for the three months ended March 31, 2014, compared to 82.0% of net revenues for the three months ended March 31, 2013. The cost of revenue percentage decrease of 0.7% was primarily due to lower cost margin business in Mexico, South Africa and Japan partially offset by higher cost margin business in India and Turkey.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $5.9 million and $5.2 million for the three months ended March 31, 2014 and 2013, respectively.

Domestic selling, general and administrative expenses totaled $3.0 million for three months ended March 31, 2014, compared to $2.5 million for the three months ended March 31, 2013. The increase of $500,000 was primarily due to the Market Force Information (“MFI”) and employee stock compensation expense related to the acceleration of the RS awards for the former/retired CEO.

International selling, general and administrative expenses totaled $2.9 million for the three months ended March 31, 2014, compared to $2.7 million for the same period in 2013. The increase of approximately $200,000 was primarily attributable to increases in Mexico and Japan, partially offset by a decrease in Australia.

SPAR Group, Inc. and Subsidiaries

Depreciation and Amortization

Depreciation and amortization charges totaled $412,000 for the three months ended March 31, 2014, and $302,000 for the same period in 2013. The increase of $110,000 is primarily attributable to amortization related to intangible assets recorded in valuing recent acquisitions of MFI and CMR.

Interest Expense

The Company's net interest expense was $43,000 and $31,000 for the three months ended March 31, 2014 and 2013, respectively.

Other Income

Other income totaled $45,000 and $13,000 for the three months ended March 31, 2014 and 2013, respectively.

Income Taxes

The income tax provision totaled $119,000 for the three months ended March 31, 2014 and $113,000 for the three months ended March 31, 2013.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $149,000 and $169,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.

Net (Loss) Income

The Company reported net loss of $369,000 for the three months ended March 31, 2014, or $0.02 per diluted share, compared to a net income of $44,000, or $0.00 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the three months ended March 31, 2014, the Company had a net loss before non-controlling interest of $220,000.

Net cash provided by operating activities was $2.5 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively. The net cash provided by operating activities was primarily due to a decrease in accounts receivable and an increase accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2014, and March 31, 2013, was approximately $400,000 and $1.7 million, respectively. The net cash used in investing activities in 2014 was due to fixed asset additions. The main difference in cash used in investing activities year-over-year is the $1.3 million investment to acquire the MFI business in 2013.

Net cash used in financing activities for the three months ended March 31, 2014, and March 31, 2013, was approximately $700,000 and $1.6 million, respectively. Net cash used in financing activities was primarily a result of payments on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the three months ended March 31, 2014 of $1.4 million.

At March 31, 2014, the Company had net working capital of $13.8 million, as compared to net working capital of $13.6 million at December 31, 2013. The Company's current ratio was 2.1 at both March 31, 2014 and December 31, 2013.

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At March 31, 2014, the Company's outstanding lines of credit and other debt totaled approximately $3.8 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	2.8%	$3,549
International	0.1%-7.1%	205
		$3,754
(1)	Based on interest rate at March 31, 2014.
(2)	Based on exchange rate at March 31, 2014.

The Company has foreign currency exposure associated with its international subsidiaries. In both 2014 and 2013, these exposures are primarily concentrated in the South African Rand, the Canadian Dollar, the Mexican Peso, the Australian Dollar and the Japanese Yen.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of March 31, 2014.

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

SPAR Group, Inc. and Subsidiaries

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's first quarter of its 2014 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. See Note 9 to Consolidated Financial Statements – Commitments and Contingencies.

Item 1A.	Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2014 (the "2013 Annual Report"), which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since those reports.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a): Not applicable

Item 2(b): Not applicable

Item 2(c): Not applicable

Item 3.	Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.

Item 3(b): Defaults under Preferred Stock: None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

SPAR Group, Inc. and Subsidiaries

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Date: May 15, 2014	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto
Chief Financial Officer, Treasurer, Secretary
and duly authorized signatory