Form 10-Q
period 2014-06-30
SPAR GROUP INC
filed 2014-08-13
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the second quarterly period ended June 30, 2014.

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

On August 8, 2014, there were 20,580,684 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:     FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$4,699	$2,814
Accounts receivable, net	24,476	21,734
Deferred income taxes	432	456
Prepaid expenses and other current assets	437	642
Total current assets	30,044	25,646
Property and equipment, net	2,131	2,032
Goodwill	1,800	1,800
Intangible assets, net	2,003	2,259
Deferred income taxes	1,900	1,900
Other assets	970	641
Total assets	$38,848	$34,278
Liabilities and equity
Current liabilities:
Accounts payable	$3,934	$4,267
Accrued expenses and other current liabilities	7,092	5,854
Accrued expenses due to affiliates	1,049	560
Customer deposits	766	673
Lines of credit	558	696
Total current liabilities	13,399	12,050
Long-term debt and other liabilities	5,889	3,672
Total liabilities	19,288	15,722
Commitments and Contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares– None – June 30, 2014 and None – December 31, 2013	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 20,680,717 – June 30, 2014 and December 31, 2013	207	207
Treasury stock, at cost 69,002 shares – June 30, 2014 and 181,931 shares – December 31, 2013	(130)	(356)
Additional paid-in capital	15,488	15,339
Accumulated other comprehensive loss	(986)	(1,031)
Retained earnings	1,862	1,654
Total SPAR Group, Inc. equity	16,441	15,813
Non-controlling interest	3,119	2,743
Total Equity	19,560	18,556
Total liabilities and equity	$38,848	$34,278

Note:

The Balance Sheet at December 31, 2013, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$30,924	$27,410	$58,960	$52,399
Cost of revenues	23,225	20,843	45,030	40,025
Gross profit	7,699	6,567	13,930	12,374

Selling, general and administrative expense	6,271	5,953	12,193	11,155
Depreciation and amortization	418	408	830	710
Operating income	1,010	206	907	509

Interest expense	41	20	84	51
Other expense (income), net	(68)	(56)	(113)	(69)
Income before provision for income taxes	1,037	242	936	527

Income tax expense	233	224	352	338
Income from continuing operations	804	18	584	189
Income from discontinued operations	–	41	–	82
Net income	804	59	584	271
Net income attributable to non-controlling interest	227	189	376	358
Net income (loss) attributable to SPAR Group, Inc.	$577	$(130)	$208	$(87)

Basic income (loss) per common share:
Continuing operations	$0.03	$(0.01)	$0.01	$-
Discontinued operations	$-	$-	$-	$-

Diluted income (loss) per common share:
Continuing operations	$0.03	$(0.01)	$0.01	$-
Discontinued operations	$-	$-	$-	$-

Weighted average common shares – basic	20,613	20,481	20,585	20,473

Weighted average common shares – diluted	21,709	21,716	21,762	21,661

Net income	$804	$59	$584	$271
Other comprehensive income (loss):
Foreign currency translation adjustments	92	(363)	45	(561)
Comprehensive income (loss)	896	(304)	629	(290)
Comprehensive income attributable to non-controlling interest	227	189	376	358
Comprehensive income (loss) attributable to SPAR Group, Inc.	$669	$(493)	$253	$(648)

See accompanying notes to the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2014	20,681	$207	182	$(356)	$15,339	$(1,031)	$1,654	$2,743	$18,556

Share-based compensation	–	–	–	–	375	–	–	–	375
Exercise of stock options	–	–	–	–	21	–	–	–	21
Purchase of treasury shares	–	–	13	(21)	–	–	–	–	(21)
Re-issued treasury shares	–	–	(126)	247	(247)	–	–	–	–
Other comprehensive loss	–	–	–	–	–	45	–	–	45
Net income	–	–	–	–	–	–	208	376	584
Balance at June 30, 2014	20,681	$207	69	$(130)	$15,488	$(986)	$1,862	$3,119	$19,560

See accompanying notes to the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$584	$271
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	830	711
Bad debt expense, net of recoveries	59	28
Share based compensation	375	256
Changes in operating assets and liabilities, net of business acquisitions and disposition:
Accounts receivable	(2,795)	1,641
Prepaid expenses and other assets	(100)	(70)
Accounts payable	(333)	829
Accrued expenses, other current liabilities and customer deposits	1,932	689
Net cash provided by operating activities	552	4,355
Investing activities
Purchases of property and equipment and capitalized software	(674)	(731)
Purchase of MFI Business	–	(1,300)
Purchase of India Preceptor subsidiary	–	(21)
Net cash used in investing activities	(674)	(2,052)
Financing activities
Net borrowing (payment) on lines of credit	2,043	(118)
Proceeds from stock options exercised	21	20
Payments on term debt	(14)	(14)
Payments on capital lease obligations	(65)	(116)
Purchase of treasury shares	(21)	(85)
Payment of notes to seller	–	(200)
Net cash provided by (used in) financing activities	1,964	(513)

Effect of foreign exchange rate changes on cash	43	(531)
Net change in cash and cash equivalents	1,885	1,259
Cash and cash equivalents at beginning of year	2,814	1,792
Cash and cash equivalents at end of year	$4,699	$3,051
Supplemental disclosure of cash flows information
Interest paid	$67	$68
Income taxes paid	$210	$175

See accompanying notes to the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

The unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the quarter and six-month period ended June 30, 2014 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2014 (the "2013 Annual Report"), and SGRP's Proxy Statement for its 2014 Annual Meeting of Stockholders as filed with the SEC on April 24, 2014 (the "2014 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2013 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2014 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE OFFICERS, COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

2.     Business and Organization

The Company is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, audit services, furniture and other product assembly services, technology services and marketing research services. Assembly services are performed in stores, homes and offices while those other services are primarily performed in mass merchandiser, office supply, value, grocery, drug, independent, convenience, toy, home improvement and electronics stores.

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

As of June 30, 2014, the Company operates in 9 countries and divides its operations into two reportable segments: its Domestic Merchandising Services Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979; and its International Merchandising Services Division, which began operations in May 2001 and provides similar merchandising, marketing and in-store event staffing services in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey.

The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.     Earnings Per Share

The following table sets forth the computations of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$577	$(130)	$208	$(87)

Denominator:
Shares used in basic net income per share calculation	20,613	20,481	20,585	20,473
Effect of diluted securities:
Stock options	1,096	1,235	1,177	1,188
Shares used in diluted net income per share calculations	21,709	21,716	21,762	21,661

Basic net income (loss) per common share:	$0.03	$(0.01)	$0.01	$–
Diluted net income (loss) per common share:	$0.03	$(0.01)	$0.01	$–

4.     Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries, namely SPAR Marketing Force, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc., SPAR Canada Company ("SCC"), and SPAR Wings & Ink Company ("SWI") (together with SGRP, SCC and SWI, each a "Borrower"), are parties to a Revolving Loan and Security Agreement dated as of July 6, 2010, as amended in June 2011, July 2012, January 2013, July 2013, October 2013, and June 2014 (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $6.5 million to Sterling National Bank (as amended by all loan amendments, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility currently is scheduled to expire and the Borrowers’ loans thereunder will become due on July 6, 2016.

The Sterling Loan Agreement currently requires the Borrowers to pay interest on the loans thereunder equal to the Agent's floating Prime Rate (as defined such agreement) minus one half of one percent (1/2%) per annum, and a fee on the maximum unused line thereunder equal to one-eighth of one percent (0.125%) per annum.

Revolving Loans of up to $6.5 million ($7.5 million after July 1, 2014 - see below) are available to the Borrowers under the Sterling Credit Facility based upon the borrowing base formula defined in the Sterling Loan Agreement (principally 85% of "eligible" US and Canadian accounts receivable less certain reserves). The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than SGRP's non-Canadian foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

The Sterling Loan Agreement contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments. At June 30, 2014, the Company was in compliance with such covenants.

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

On June 19, 2014, the Sterling Loan Agreement was further amended to increase the maximum principal amount of the Secured Revolving Loan Note to $7.5 million (effective as of July 1, 2014), to substitute a new $7.5 million note from the Borrowers for the old notes, and to remove SPAR Wings & Ink Company ("SWI") as a borrower, as this entity was merged into SCC as of January 1, 2014.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $1.1 million (based upon the exchange rate at June 30, 2014). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request. SPARFACTS is in the process of renegotiating new financing.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of approximately $198,000. The loan is payable in monthly installments of $2,400 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at June 30, 2014, was approximately $104,000 (based upon the exchange rate at June 30, 2014).

Summary of Company Credit and Other Debt Facilities (dollars in thousands):

	June 30, 2014	Interest Rate[1]	December 31, 2013	Interest Rate[2]
Credit Facilities Loan Balance:
United States	$5,799	2.8%	$3,615	2.8%
Australia	558	7.1%	696	7.0%
	$6,357		$4,311

Other Debt Facility:
Japan Term Loan	$104	0.1%	$113	0.1%

	June 30 2014	December 31, 2013
Unused Availability:
United States	$701	$2,885
Australia	575	368
	$1,276	$3,253

(1)      Based on interest rate at June 30, 2014

(2)      Based on interest rate at December 31, 2013

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

5.     Capital Lease Obligations

As of June 30, 2014, the Company has two outstanding capital lease obligations with an interest rate of 4.5%. The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Amortization	Net Book Value at June 30, 2014
January, 2012	$253	$211	$42

Annual future minimum lease payments required under the leases, together with the present value as of June 30, 2014, are as follows (in thousands):

Amount

As of June 30, 2014	$43
Less amount representing interest	(1)
Present value of net minimum lease payments, included within accrued expenses and other current liabilities	$42

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SPAR Business Services, Inc. (“SBS”), SPAR Administrative Services, Inc. (“SAS”) and SPAR InfoTech, Inc. (“SIT”) are affiliates of SGRP but are not part of the consolidated Company. Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are the sole stockholders of SBS and SAS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS.

SBS and SAS provided approximately 88% and 99% of the domestic merchandising specialist field force used by the Company (other than NMS, as defined below) for the six months ended June 30, 2014 and 2013, respectively, and approximately 92% and 94% of the domestic field management used by the Company at a total cost of approximately $13.4 million and $11.3 million for the six months ended June 30, 2014 and 2013, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended in 2011, the Company received merchandising services from SBS through the use of approximately 6,300 field merchandising specialists during the six months ended June 30, 2014. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, the Company received administrative services from SAS through the use of 66 full-time national, regional and district administrators during the six months ended June 30, 2014. For those services, the Company has agreed to reimburse SBS and SAS for certain costs of providing those services and to pay SBS and SAS each a fee equal to 4% of these costs. Those costs include field expenses of SBS excluding workers compensation expense, all payroll and employment tax expenses of SAS and other administrative expenses paid by either of them. Those fees for services rendered by SAS and SBS were approximately $514,000 and $436,000 for the six months ended June 30, 2014 and 2013, respectively. The Company also provides certain administrative services directly to SBS and SAS, without charge, for human resource, legal and other services, which the Company believes is more efficient if paid directly, and would otherwise have been subject to cost plus reimbursement. The value of these services was approximately $329,000 and $229,000 for the six months ended June 30, 2014 and 2013, respectively. Those service agreements with SBS and SAS were scheduled to automatically renew on December 31, 2013, but in order to prevent such automatic renewal and permit renegotiation after the end of 2013, the Company has given SBS and SAS the required notice of non-renewal under those agreements and has entered into agreements to temporarily extend those agreements to August 31, 2014, and is in the process of extending them through November 30, 2014.

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such fees or reimbursable costs. However, since SBS and SAS are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SBS and SAS is allocated to them.

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

NRS is expected to provide substantially all of the domestic merchandising specialist field force used by NMS. Pursuant to the terms of the Master Field Services Agreement dated as of August 1, 2013 (the "NRS Services Agreement"), NMS will receive merchandising services from NRS through the use of approximately 850 field merchandising specialists. Prior to that date, NMS received such merchandising services from NMA pursuant to the terms of the substantially similar Field Services Agreement dated as of July 31, 2012, as amended (the “NMA Services Agreement”). For those services, the Company has agreed to reimburse NRS (and NMA before it) for its total costs of providing those services and to pay NRS (and NMA before it) a fee equal to 2% of its total costs. Those costs include all field and workers compensation insurance expenses of NRS (and NMA before it) but exclude certain legal and other administrative expenses. Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin are included in such fees or reimbursable costs.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

NMS commenced operations as of September 1, 2012. NRS provided all of the domestic merchandising specialist field force used by NMS for the six months ended June 30, 2014. Those fees for services rendered by NRS (and NMA before it) were approximately $27,000 and $22,000 for the six months ended June 30, 2014 and 2013, respectively.

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

The Company continues to purchase services from SBS, SAS and NRS because it believes the value of services it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services. The Company believes it is the largest and most important customer of SBS, SAS and NRS (and from time to time may be their only customer), and accordingly the Company is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS and NRS than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. The Company periodically evaluates these fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by SBS, SAS and NRS. Based on an analysis performed by management, the Company believes that its cost of revenue would have increased by at least $438,000 and $329,000 for the six months ended June 30, 2014 and 2013, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services. All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described above.

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net cost of field merchandiser services (SBS)	$5,593	$4,776	$11,053	$8,887

Total costs of field management services (SAS)	$1,127	$1,460	$2,305	$2,440

Total costs of field merchandiser services (NMA and NRS)	$857	$564	$1,359	$1,105

Total costs charged by affiliates	$7,577	$6,800	$14,717	$12,432

Accrued expenses due to affiliates (in thousands):	June 30,	December 31,
	2014	2013
Total accrued expenses due to affiliates	$1,049	$560

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Effective August 1, 2013, the Company sold its equity interests and working capital investment in its Romanian subsidiary, SPAR Business Ideas Provider S.R.L. “BIP”), to a Company affiliate, SIT, for a total purchase price of $348,465. The Company received, at closing, $187,767 in cash and the balance is payable over 29 months with interest at 6% per annum, recorded as Other Assets on the June 30, 2014 and December 31, 2013 consolidated balance sheets. The purchase price was equal to the book value of the Company’s interests in BIP. The sale to SIT was approved by the Company’s Audit Committee and Board of Directors.

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

7.      Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock available for issuance. At June 30, 2014, no shares of SGRP Series A Preferred Stock were issued or outstanding.

8.      Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option and restricted share awards. As of June 30, 2014, approximately 1.3 million SGRP shares were available for Award grants under the amended 2008 Plan.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company recognized $246,000 and $211,000 in stock-based compensation expense relating to stock option Awards during the six month periods ended June 30, 2014 and 2013, respectively. The recognized tax benefit on stock based compensation expense related to stock options during the six months ended June 30, 2014 and 2013 was approximately $93,000 and $80,000, respectively. As of June 30, 2014, total unrecognized stock-based compensation expense related to stock options was $1.2 million.

On March 13, 2014, a restricted stock Award for 4,000 SGRP shares was issued to an employee, and on May 15, 2014, 16,000 shares of Restricted Stock were issued to the Directors of the Company, pursuant to the 2008 Plan. The estimated stock compensation expense for these Awards is $37,487, which will be recognized ratably over the four year vesting period. In February 2014, the remaining outstanding restricted stock Awards of Mr. Gary R. Raymond, former Chief Executive Officer of the Company, fully vested on his retirement at an expense to the Company of $127,594. During the six months ended June 30, 2014 and 2013, the Company recognized approximately $129,000 and $29,000, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the six months ended June 30, 2014 and 2013 was approximately $49,000 and $11,000, respectively. As of June 30, 2014, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $36,000.

9.        Recent Accounting Pronouncements and Developments

In May 2014, the Financial Accounting Standards Board issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosure pertaining to revenue recognition in both the interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. The Company is currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.

10.      Commitments and Contingencies

Legal Matters

The Company is a party to or paying for various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these other matters are not anticipated to have a material adverse effect on the Company on its planned, intended, expected, estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results or condition.

11.      Segment Information

The Company reports net revenue and operating income from continuing operations by reportable segment. Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Management evaluates performance based on profit or loss from operations, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
United States	$12,641	$11,374	$23,599	$21,062
International	18,283	16,036	35,361	31,337
Total revenue	$30,924	$27,410	$58,960	$52,399

Operating income (loss):
United States	$561	$(23)	$297	$281
International	449	229	610	228
Total operating income	$1,010	$206	$907	$509

Interest expense:
United States	$20	$14	$39	$24
International	21	6	45	27
Total interest expense	$41	$20	$84	$51

Other expense (income), net:
United States	–	–	$1	$(26)
International	(68)	(56)	(114)	(43)
Total other expense (income), net	$(68)	$(56)	$(113)	$(69)

Income (loss) before income tax expense:
United States	$541	$(37)	$257	$283
International	496	279	679	244
Total income before income tax expense	$1,037	$242	$936	$527

Income tax expense:
United States	$–	$64	$–	$130
International	233	160	352	208
Total income tax expense	$233	$224	$352	$338

Net income (loss) from continuing operations:
United States	$541	$(101)	$257	$153
International	263	119	327	36
Total net income from continuing operations	$804	$18	$584	$189

Depreciation and amortization:
United States	$323	$315	$643	$553
International	95	93	187	157
Total depreciation and amortization	$418	$408	$830	$710

Capital expenditures:
United States	$216	$330	$513	$631
International	100	64	161	100
Total capital expenditures	$316	$394	$674	$731

Note: There were no inter-company sales for 2014 or 2013.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	June 30,	December 31,
	2014	2013
Assets:
United States	$19,260	$17,651
International	19,588	16,627
Total assets	$38,848	$34,278

Geographic Data (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
International revenue:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Mexico	$4,859	15.7%	$3,750	13.7%	$9,198	15.6%	$7,275	13.9%
South Africa	4,099	13.3	3,950	14.4	7,970	13.5	7,936	15.1
Japan	2,657	8.6	1,303	4.8	4,752	8.1	2,601	5.0
Canada	1,977	6.4	1,520	5.5	3,215	5.5	2,844	5.4
India	1,644	5.3	1,461	5.3	3,262	5.5	2,116	4.0
Australia	1,621	5.2	1,839	6.7	3,075	5.2	3,763	7.2
China	829	2.7	1,375	5.0	2,745	4.7	3,045	5.8
Turkey	597	1.9	838	3.1	1,144	1.9	1,757	3.4
Total international revenue	$18,283	59.1%	$16,036	58.5%	$35,361	60.0%	$31,337	59.8%

	June 30,	December 31,
	2014	2013
Long lived assets:
United States	$6,248	$6,222
International	2,556	2,410
Total long lived assets	$8,804	$8,632

12.     Discontinued Operations

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The components of the earnings from discontinued operations are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014		2013
Net revenues	$–	$1,286		$–	$2,474
Cost of revenues	–	1,040		–	2,003
Gross profit	–	246		–	471

Selling, general and administrative expenses	–	182		–	352
Depreciation and amortization	–	1		–	1
Operating income	–	63		–	118

Other (income) expense, net	–	(4)			(4)
Income before provision for income tax expense	–	67			122
Income tax expense	–	26			40
Income from discontinued operations	$–	$41	$		$82

13.     Subsequent Events

In July 2014, the Company, through its subsidiary in Hong Kong, SPAR China Ltd., entered into an agreement to purchase certain business assets, fixed assets and merchandising teams of the following three companies in China: Shanghai Unilink Marketing Execution and Design Co. Ltd, Shanghai Gold Park Investment Management Co. Ltd, and Beijing Merchandising Sales and Marketing Co. Ltd (collectively Unilink). As consideration for the purchase, Unilink will receive cash and 20% ownership in SPAR Shanghai. At closing, SPAR will have 51%, Shanghai Wedone Marketing Consulting Co. Ltd will have 29% and Unilink will have 20% of the SPAR Shanghai ownership interests. The Company began consolidating those operations on August 1, 2014.

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

There are "forward-looking statements" contained in this Quarterly Report on Form 10-Q for the six months ended June 30, 2014 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (as filed, the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2014, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders on May 15, 2014 (as filed, the "Proxy Statement"), which SGRP filed with the SEC on April 24, 2014, and the Company's other filings under applicable law with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws"). The Company's forward-looking statements include, in particular and without limitation, this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources" in this Quarterly Report, and "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

You should carefully consider all forward-looking statements, risk factors and the other risks, cautions and information noted in this Quarterly Report, the Annual Report, the Proxy Statement and the Company's SEC Reports that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking and other statements, whether express or implied, as they are based upon the Company's plans, intentions, expectations and estimates (although it believes them to be reasonable) and involve known and unknown risks, uncertainties and other unpredictable factors (many of which are beyond the Company's control) that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company planned, intended, expected or estimated.

Although the Company believes that its plans, intentions, expectations and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions, expectations or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described in the Annual Report (See Item 1A – Risk Factors) and any other risks, cautions or similar information made, contained or incorporated by reference in this Quarterly Report, the Annual Report or other applicable SEC Report. All forward-looking and other statements or information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other risks, cautions and information.

You should not place undue reliance on the Company's forward-looking statements and similar information because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control. The Company's forward-looking statements, risk factors and other risks, cautions and information (whether contained in this Quarterly Report, the Annual Report, the Proxy Statement or any other applicable SEC Report) are based on the information then available to the Company and speak only as of the date specifically referenced, or if no date is referenced, then as of December 31, 2013, in the case of the Annual Report or the Proxy Statement or the last day of the period covered by this Quarterly Report or any other applicable SEC Report. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievements, results, risks, trends or condition will likely differ from those expressed or implied by the Company's forward-looking statements and other information, and such difference could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

GENERAL

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandiser, office supply, value, grocery, drug, independent, convenience, toy, home improvement and electronics stores. The Company also provides furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001. The Company currently does business in 9 countries that encompass approximately 50% of the total world population through its operations in the United States, Canada, Japan, South Africa, India, China, Australia, Mexico and Turkey.

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

The Company's Domestic and International Geographic Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its domestic and international divisions (as described above). The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the three and six months ended June 30, 2014 and 2013, and their respective assets as of June 30, 2014 and 2013, is provided in Note 10 to the Company's Consolidated Financial Statements – Segment Information.

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

CRITICAL ACCOUNTING POLICIES

There were no material changes during the six months ended June 30, 2014, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 31, 2014.

RESULTS OF OPERATIONS

Three months ended June 30, 2014, compared to three months ended June 30, 2013

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2014		2013
	$	%	$	%
Net revenue	$30,924	100.0%	$27,410	100.0%
Cost of revenue	23,225	75.1	20,843	76.0
Gross profit	7,699	24.9	6,567	24.0
Selling, general & administrative expense	6,271	20.3	5,953	21.7
Depreciation & amortization	418	1.4	408	1.5
Operating income	1,010	3.2	206	0.8
Interest expense	41	0.1	20	0.1
Other expense (income), net	(68)	(0.2)	(56)	(0.2)
Income before income taxes	1,037	3.3	242	0.9
Income tax expense	233	0.8	224	0.8
Income from continuing operations	804	2.5	18	0.1
Income from discontinued operations	–	–	41	0.1
Net income attributable to non-controlling interest	227	0.7	189	0.7
Net income (loss) attributable to SPAR Group, Inc.	$577	1.8%	$(130)	(0.5)%

Net Revenue

Net revenue for the three months ended June 30, 2014, was $30.9 million, compared to $27.4 million for the three months ended June 30, 2013, an increase of $3.5 million or 12.8%.

SPAR Group, Inc. and Subsidiaries

Domestic net revenue totaled $12.6 million in the three months ended June 30, 2014, compared to $11.4 million for the same period in 2013. Domestic net revenue increased by approximately $1.2 million or 11.1%. The increase was primarily due to incremental revenue from project work compared to the same period last year.

International net revenue totaled $18.3 million for the three months ended June 30, 2014, compared to $16.0 million for the same period in 2013, an increase of $2.3 million or 14.4%. The increase in net revenue was primarily due to increased revenue in Mexico, Japan and Canada, partially offset by lower revenue in China, Australia and Turkey.

Cost of Revenue

The Company's cost of revenue consists of on-site labor and field administration fees, travel and other direct labor-related expenses and was 75.1% of net revenue for the three months ended June 30, 2014, and 76.0% of net revenue for the three months ended June 30, 2013.

Domestic cost of revenue was 68.6% of net revenue for the three months ended June 30, 2014, and 70.0% of net revenue for the three months ended June 30, 2013. The decrease in cost of revenue as a percentage of net revenue of 1.4 percentage points was due primarily to a more favorable mix of higher margin project work compared to last year. For the three months ended June 30, 2014 and 2013, approximately 78% and 84%, respectively, of the Company's domestic cost of revenue resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively, and approximately 10% and 7% of the Company's domestic cost of revenues for the three months ended June 30, 2014 and 2013, respectively, resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"), and prior to August 1, 2013, National Merchandising of America, Inc. ("NMA") (See Note 6 to the Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenue as a percent of revenue decreased to 79.6% of net revenue for the three months ended June 30, 2014, compared to 80.4% of net revenue for the three months ended June 30, 2013. The decrease in cost of revenue percentage of 0.8 percentage points was primarily due to margin improvement in China, South Africa, Canada and Australia partially offset by higher cost business in India and Turkey.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $6.3 million and $6.0 million for the three months ended June 30, 2014 and 2013, respectively.

Domestic selling, general and administrative expenses totaled $3.1 million for both three month periods ended June 30, 2014, and 2013.

International selling, general and administrative expenses totaled $3.2 million for the three months ended June 30, 2014, compared to $2.9 million for the same period in 2013. The increase of approximately $300,000 was primarily attributable to increases in Mexico and Japan in support of the revenue growth for the period.

Depreciation and Amortization

Depreciation and amortization charges totaled $418,000 for the three months ended June 30, 2014, and $408,000 for the same period in 2013.

Interest Expense

The Company's net interest expense was $41,000 and $20,000 for the three months ended June 30, 2014 and 2013, respectively. The increase in interest expense was due primarily to increased borrowing in the United States and Canada.

SPAR Group, Inc. and Subsidiaries

Other Income

Other income totaled $68,000 and $56,000 for the three months ended June 30, 2014 and 2013, respectively.

Income Taxes

The income tax provision totaled $233,000 for the three months ended June 30, 2014 and $224,000 for the three months ended June 30, 2013.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $227,000 and $189,000 for the three months ended June 30, 2014 and 2013, respectively.

Net Income (Loss)

The Company reported net income of $577,000 for the three months ended June 30, 2014, or $0.03 per diluted share, compared to a net loss of $130,000, or $(0.01) per diluted share, for the corresponding period last year.

Six months ended June 30, 2014, compared to six months ended June 30, 2013

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2014		2013
	$	%	$	%
Net revenue	$58,960	100.0%	$52,399	100.0%
Cost of revenue	45,030	76.4	40,025	76.4
Gross profit	13,930	23.6	12,374	23.6
Selling, general & administrative expense	12,193	20.7	11,155	21.3
Depreciation & amortization	830	1.4	710	1.4
Operating income	907	1.5	509	0.9
Interest expense	84	0.1	51	0.1
Other expense (income), net	(113)	(0.2)	(69)	(0.1)
Income before income taxes	936	1.6	527	0.9
Income tax expense	352	0.6	338	0.6
Income from continuing operations	584	1.0	189	0.3
Income from discontinued operations	–	–	82	0.2
Net income attributable to non-controlling interest	376	0.6	358	0.7
Net income attributable to SPAR Group, Inc.	$208	0.4%	$(87)	(0.2)%

Net Revenue

Net revenue for the six months ended June 30, 2014, was $59.0 million, compared to $52.4 million for the six months ended June 30, 2013, an increase of $6.6 million or 12.5%.

Domestic net revenue totaled $23.6 million in the six months ended June 30, 2014, compared to $21.1 million for the same period in 2013. Domestic net revenue increase of approximately $2.5 million or 12.0% was due primarily to incremental project work compared to the same period in 2013.

SPAR Group, Inc. and Subsidiaries

International net revenue totaled $35.4 million for the six months ended June 30, 2014, compared to $31.3 million for the same period in 2013, an increase of $4.1 million or 12.8%. The increase in net revenue was primarily due to incremental revenue from the integration of the acquisitions in India and increased revenue in Mexico, Japan, and Canada partially offset by lower revenue in China, Australia and Turkey.

Cost of Revenue

The Company's cost of revenue consists of on-site labor and field administration fees, travel and other direct labor-related expenses and was 76.4% of its net revenue for both the six month periods ended June 30, 2014, and 2013.

Domestic cost of revenue was 70.3% of net revenue for the six months ended June 30, 2014, and 69.3% of net revenue for the six months ended June 30, 2013. The increase in cost of revenue as a percentage of net revenue of 1.0 percentage points was due primarily to an unfavorable mix of higher cost project work compared to last year. For the six months ended June 30, 2014 and 2013, approximately 81% and 85%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively, and approximately 8% and 9% of the Company's domestic cost of revenues for the six months ended June 30, 2014 and 2013, respectively, resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"), and prior to August 1, 2013, National Merchandising of America, Inc. ("NMA") (See Note 6 to the Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenue decreased to 80.4% of net revenue for the six months ended June 30, 2014, compared to 81.1% of net revenue for the six months ended June 30, 2013. The decrease in the cost of revenue percentage of 0.7 percentage points was primarily due to margin improvements in Mexico, South Africa and Japan partially offset by higher cost business in India and Turkey.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $12.2 million and $11.2 million for the six months ended June 30, 2014 and 2013, respectively.

Domestic selling, general and administrative expenses totaled $6.1 million for six months ended June 30, 2014, compared to $5.6 million for the six months ended June 30, 2013. The increase of $500,000 was primarily due to the Market Force Information (“MFI”) and employee stock compensation expense related to the acceleration of the Restricted Stock Unit awards for the former/retired CEO.

International selling, general and administrative expenses totaled $6.1 million for the six months ended June 30, 2014, compared to $5.6 million for the same period in 2013. The increase of approximately $500,000 was primarily attributable to increases in Mexico and Japan in support of the revenue growth for the period, partially offset by a decrease in Australia.

Depreciation and Amortization

Depreciation and amortization charges totaled $830,000 for the six months ended June 30, 2014, and $710,000 for the same period in 2013. The increase of $120,000 is primarily attributable to amortization related to intangible assets recorded in valuing recent acquisitions of MFI and CMR.

Interest Expense

The Company's net interest expense was $84,000 and $51,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in interest expense was due primarily to increased borrowing in the United States and Canada.

SPAR Group, Inc. and Subsidiaries

Other Income

Other income totaled $113,000 and $69,000 for the six months ended June 30, 2014 and 2013, respectively.

Income Taxes

The income tax provision totaled $352,000 for the six months ended June 30, 2014 and $338,000 for the six months ended June 30, 2013.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $376,000 and $358,000 for the six months ended June 30, 2014 and June 30, 2013, respectively.

Net Income (Loss)

The Company reported net income of $208,000 for the six months ended June 30, 2014, or $0.01 per diluted share, compared to a net loss of $87,000, or $0.00 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the six months ended June 30, 2014, the Company had a net income before non-controlling interest of $584,000.

Net cash provided by operating activities was $552,000 and $4.4 million for the six months ended June 30, 2014 and 2013, respectively. The net cash provided by operating activities was primarily due to net income and an increase in accrued expenses, partially offset by an increase in accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2014, and June 30, 2013, was approximately $674,000 and $2.1 million, respectively. The net cash used in investing activities in 2014 was due to fixed asset additions. The main difference in cash used in investing activities year-over-year is the $1.3 million investment to acquire the MFI business in 2013.

Net cash provided by financing activities for the six months ended June 30, 2014, was approximately $2.0 million, compared to $513,000 used in 2013. Net cash provided by financing activities was primarily from increased borrowing on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the six months ended June 30, 2014 of $1.9 million.

At June 30, 2014, the Company had net working capital of $16.6 million, as compared to net working capital of $13.6 million at December 31, 2013. The Company's current ratio was 2.2 and 2.1 at June 30, 2014 and December 31, 2013, respectively.

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

 SPAR Group, Inc. and Subsidiaries

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At June 30, 2014, the Company's outstanding lines of credit and other debt totaled approximately $6.5 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	2.8%	$5,799
International	0.1%-7.1%	662
		$6,461

(1)	Based on interest rate at June 30, 2014.
(2)	Based on exchange rate at June 30, 2014.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of June 30, 2014.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's second quarter of its 2014 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date: August 13, 2014	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory