Form 10-Q
period 2014-09-30
SPAR GROUP INC
filed 2014-11-14
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____.

Commission file number: 0-27824

SPAR Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
State of Incorporation	IRS Employer Identification No.

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

On November 6, 2014, there were 20,556,554 shares of Common Stock outstanding.

SPAR Group, Inc.

 i

PART I:	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$5,622	$2,814
Accounts receivable, net	21,844	21,734
Deferred income taxes	410	456
Prepaid expenses and other current assets	509	642
Total current assets	28,385	25,646
Property and equipment, net	2,238	2,032
Goodwill	1,800	1,800
Intangible assets, net	3,339	2,259
Deferred income taxes	1,900	1,900
Other assets	493	641
Total assets	$38,155	$34,278
Liabilities and equity
Current liabilities:
Accounts payable	$3,695	$4,267
Accrued expenses and other current liabilities	8,149	5,854
Accrued expenses due to affiliates	729	560
Customer deposits	490	673
Lines of credit	503	696
Total current liabilities	13,566	12,050
Long-term debt and other liabilities	4,120	3,672
Total liabilities	17,686	15,722
Commitments and Contingencies – See Note 10
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598 Issued and outstanding shares– None – September 30, 2014 and None – December 31, 2013	-	-
Common stock, $.01 par value:
Authorized shares – 47,000,000 Issued shares – 20,680,717 – September 30, 2014 and December 31, 2013	207	207
Treasury stock, at cost 124,163 shares – September 30, 2014 and 181,931 shares – December 31, 2013	(188)	(356)
Additional paid-in capital	15,589	15,339
Accumulated other comprehensive loss	(1,409)	(1,031)
Retained earnings	2,244	1,654
Total SPAR Group, Inc. equity	16,443	15,813
Non-controlling interest	4,026	2,743
Total Equity	20,469	18,556
Total liabilities and equity	$38,155	$34,278

Note:

The Balance Sheet at December 31, 2013, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$31,009	$27,753	$89,969	$80,152
Cost of revenues	23,703	21,228	68,733	61,252
Gross profit	7,306	6,525	21,236	18,900

Selling, general and administrative expense	6,329	5,747	18,522	16,900
Depreciation and amortization	430	388	1,260	1,097
Operating income	547	390	1,454	903

Interest expense	44	28	128	80
Other (income) expense, net	(89)	(5)	(202)	(73)
Income before provision for income taxes	592	367	1,528	896

Income tax expense (benefit)	21	(139)	373	200
Income from continuing operations	571	506	1,155	696
Income from discontinued operations	-	17	-	98
Net income	571	523	1,155	794
Net income attributable to non-controlling interest	(188)	(192)	(565)	(550)
Net income attributable to SPAR Group, Inc.	$383	$331	$590	$244

Basic income per common share:
Continuing operations	$0.02	$0.02	$0.03	$0.01
Discontinued operations	$-	$-	$-	$-

Diluted income per common share:
Continuing operations	$0.02	$0.02	$0.03	$0.01
Discontinued operations	$-	$-	$-	$-

Weighted average common shares – basic	20,584	20,503	20,585	20,483

Weighted average common shares – diluted	21,525	21,781	21,687	21,708

Net income	$571	$523	$1,155	$794
Other comprehensive (loss) income:
Foreign currency translation adjustments	(423)	56	(378)	(505)
Comprehensive income	148	579	777	289
Comprehensive income attributable to non-controlling interest	(188)	(192)	(565)	(550)
Comprehensive (loss) income attributable to SPAR Group, Inc.	$(40)	$387	$212	$(261)

See accompanying notes to the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2014	20,681	$207	182	$(356)	$15,339	$(1,031)	$1,654	$2,743	$18,556
Share-based compensation	-	-	-	-	534	-	-	-	534
Exercise of stock options	-	-	-	-	53	-	-	-	53
Change in non-controlling interest related to business acquisition	-	-	-	-	-	-	-	720	720
Other changes to non-controlling interest	-	-	-	-	-	-	-	(2)	(2)
Purchase of treasury shares	-	-	114	(169)	-	-	-	-	(169)
Re-issued treasury shares	-	-	(172)	337	(337)	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(378)	-	-	(378)
Net income	-	-	-	-	-	-	590	565	1,155
Balance at September 30, 2014	20,681	$207	124	$(188)	$15,589	$(1,409)	$2,244	$4,026	$20,469

See accompanying notes to the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$1,155	$794
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,260	1,100
Bad debt expense, net of recoveries	162	48
Share based compensation	534	438
Changes in operating assets and liabilities, net of business acquisitions and disposition:
Accounts receivable	(384)	2,299
Prepaid expenses and other assets	(47)	(512)
Accounts payable	(572)	(153)
Accrued expenses, other current liabilities and customer deposits	2,394	812
Net cash provided by operating activities	4,502	4,826
Investing activities
Purchases of property and equipment and capitalized software	(1,084)	(1,039)
Partners' investment in subsidiaries	-	20
Purchase of MFI Business	-	(1,300)
Purchase of India Preceptor subsidiary	-	(21)
Purchase of Unilink	(375)	-
Net cash used in investing activities	(1,459)	(2,340)
Financing activities
Net borrowing (payment) on lines of credit	241	(177)
Proceeds from stock options exercised	53	95
Payments on term debt	(19)	(22)
Payments on capital lease obligations	(87)	(154)
Purchase of treasury shares	(169)	(232)
Payment of notes to seller	-	(200)
Net cash provided by (used in) financing activities	19	(690)

Effect of foreign exchange rate changes on cash	(254)	(477)
Net change in cash and cash equivalents	2,808	1,319
Cash and cash equivalents at beginning of year	2,814	1,792
Cash and cash equivalents at end of period	$5,622	$3,111
Supplemental disclosure of cash flows information
Interest paid	$103	$98
Income taxes paid	$324	$224
Supplemental disclosure of non-cash activities
Liability related to acquisition of Unilink subsidiary	$375	$-
Increase in non-controlling interest attributable to acquisition of Unilink subsidiary	$720	$-

See accompanying notes to the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

The unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the quarter and nine-month period ended September 30, 2014 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2014 (the "2013 Annual Report"), and SGRP's Proxy Statement for its 2014 Annual Meeting of Stockholders as filed with the SEC on April 24, 2014 (the "2014 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2013 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2014 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE OFFICERS, COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim periods are not necessarily indicative of its operating results for the entire year.

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

As of September 30, 2014, the Company operates in 9 countries and divides its operations into two reportable segments: its Domestic Merchandising Services Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979; and its International Merchandising Services Division, which began operations in May 2001 and provides similar merchandising, marketing and in-store event staffing services in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey.

The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

3.     Earnings Per Share

The following table sets forth the computations of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to SPAR Group, Inc.	$383	$331	$590	$244

Denominator:
Shares used in basic net income per share calculation	20,584	20,503	20,585	20,483
Effect of diluted securities:
Stock options	941	1,278	1,102	1,225
Shares used in diluted net income per share calculations	21,525	21,781	21,687	21,708

Basic net income per common share:	$0.02	$0.02	$0.03	$0.01
Diluted net income per common share:	$0.02	$0.02	$0.03	$0.01

4.     Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries, namely SPAR Marketing Force, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc., SPAR Canada Company ("SCC"), and SPAR Wings & Ink Company ("SWI") (together with SGRP, SCC and SWI, each a "Borrower"), are parties to a Revolving Loan and Security Agreement dated as of July 6, 2010, as amended in June 2011, July 2012, January 2013, July 2013, October 2013 and June 2014 (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $7.5 million (see below) to Sterling National Bank (as amended by all loan amendments, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility currently is scheduled to expire and the Borrowers’ loans thereunder will become due on July 6, 2016 (with no early termination fee).

The Sterling Loan Agreement currently requires the Borrowers to pay interest on the loans thereunder equal to the Agent's floating Prime Rate (as defined in such agreement) minus one half of one percent (1/2%) per annum, and a fee on the maximum unused line thereunder equal to one-eighth of one percent (0.125%) per annum.

Revolving Loans of up to $7.5 million are available to the Borrowers under the Sterling Credit Facility based upon the borrowing base formula defined in the Sterling Loan Agreement (principally 85% of "eligible" US and Canadian accounts receivable less certain reserves). The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than SGRP's non-Canadian foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

The Sterling Loan Agreement contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments. At September 30, 2014, the Company was in compliance with such covenants.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $1.0 million (based upon the exchange rate at September 30, 2014). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request. SPARFACTS is in the process of renegotiating new financing.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of approximately $182,000. The loan is payable in monthly installments of $2,200 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at September 30, 2014, was approximately $89,000 (based upon the exchange rate at September 30, 2014).

Summary of Company Credit and Other Debt Facilities (dollars in thousands):

	September 30, 2014	Interest Rate[1]	December 31, 2013	Interest Rate[2]
Credit Facilities Loan Balance:
United States	$4,054	2.8%	$3,615	2.8%
Australia	503	7.1%	696	7.0%
	$4,557		$4,311

Other Debt Facility:
Japan Term Loan	$89	0.1%	$113	0.1%

	September 30 2014	December 31, 2013
Unused Availability:
United States	$3,446	$2,885
Australia	544	368
	$3,990	$3,253

(1)      Based on interest rate at September 30, 2014

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

5.     Capital Lease Obligations

As of September 30, 2014, the Company has two outstanding capital lease obligations with an interest rate of 4.5%. The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Amortization	Net Book Value at September 30, 2014
January, 2012	$253	$231	$22

Annual future minimum lease payments required under the leases, together with the present value as of September 30, 2014, are as follows (in thousands):

Amount

As of September 30, 2014	$22
Less amount representing interest	-
Present value of net minimum lease payments, included within accrued expenses and other current liabilities	$22

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

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS") and SPAR InfoTech, Inc. ("SIT") are affiliates of SGRP but are not part of the consolidated Company. Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are the sole stockholders of SBS and SAS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

SBS provided approximately 80% and 77% of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including field force provided by NRS, as defined below) for the nine month periods ended September 30, 2014 and 2013, respectively, and SAS provided approximately 93% and 97% of the direct domestic field administration used by the Company (as a percentage of the total cost for such field administrators) at a total cost for the services of SBS and SAS of approximately $20 million and $18 million for the nine months ended September 30, 2014 and 2013, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended in 2011, the Company received services from SBS through the use of approximately 7,400 field merchandising specialists during the nine months ended September 30, 2014. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, the Company received administrative services from SAS through the use of 53 full-time national, regional and district administrators during the nine months ended September 30, 2014. For those services, the Company contracted in the Existing Agreements to pay SBS and SAS on a "Cost Plus Fee" arrangement, which provides that the Company is to pay SBS and SAS for their costs of providing those services plus 4% of such costs (the "Cost Plus Fee"). Those costs include field expenses of SBS (excluding workers compensation expense), all payroll and employment tax expenses of SAS and all legal and other administrative expenses paid by either of them. The net total Cost Plus Fee earned by SAS and SBS for services rendered was approximately $770,000 and $693,000 for the nine months ended September 30, 2014 and 2013, respectively. In order to obtain and continue its favorable fee arrangement with SBS and SAS, the Company also arranged to provide certain administrative services directly to SBS and SAS without charge, including certain human resource and legal services. The Company believes this arrangement also is more efficient and cost effective. The value of these services was approximately $502,000 and $455,000 for the nine months ended September 30, 2014 and 2013, respectively. Those service agreements with SBS and SAS were scheduled to automatically renew on December 31, 2013, but in order to prevent such automatic renewal and permit renegotiation after the end of 2013, the Company gave SBS and SAS the required notice of non-renewal under those agreements and from time to time has entered into temporary extension agreements with them to temporarily extend the Existing Agreements to November 30, 2014. The parties have had extensive negotiations for over a year to try to resolve their pricing and related differences.

On October 20, 2014, SMF sent a proposal to SBS and SAS to continue purchasing services from them on and after December 1, 2014, on the revised terms set forth in that letter (the "Offer Letter"), a copy of which is attached as Exhibit 10.1 to SGRP's Current Report on Form 8-K as filed with the SEC on October 20, 2014. The Offer Letter reduces the Cost Plus Fee from 4% to 2% of the applicable costs, clarifies certain costs and otherwise proposes to continue to be bound by the provisions of the Existing Agreements. No response was requested or required from SBS and SAS under the Offer Letter (because of the offer's unilateral nature) other than the continued performance of services on the proposed revise terms. SAS and SBS have stated their intent to continue to provide their services under the Existing Agreements, but have advised the Company that they will not accept such proposed pricing changes and made counterproposals (which were not accepted by the Company). On November 10, 2014, the parties agreed to retain an independent third party to review and independently analyze the cost components and structure under the Existing Agreements to provide a common framework for their continued negotiations. The Company expects that SAS and SBS will continue to provide their services to the Company and that pricing and other disagreements will eventually be resolved and adjusted (if and to the extent applicable).

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such reimbursable costs or Cost Plus Fee. However, since SBS and SAS are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SBS and SAS is allocated to them.

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA and the sole member and manager of National Retail Source, LLC (“NRS”). Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS. NRS and NMA are affiliates of the Company but are not consolidated with the Company. NMS commenced operations as of September 1, 2012.

NRS is expected to provide substantially all of the domestic merchandising specialist field force used by NMS. Pursuant to the terms of the Master Field Services Agreement dated as of August 1, 2013 (the "NRS Services Agreement"), NMS will receive merchandising services from NRS through the use of approximately 974 field merchandising specialists. Prior to that date, NMS received such merchandising services from NMA pursuant to the terms of the substantially similar Field Services Agreement dated as of July 31, 2012, as amended (the “NMA Services Agreement”). For those services, the Company has agreed to reimburse NRS (and NMA before it) for its total costs of providing those services and to pay NRS (and NMA before it) a fee equal to 2% of its total costs (the "Plus 2% Fee"). Those costs include all field and workers compensation insurance expenses of NRS (and NMA before it) but exclude certain legal and other administrative expenses. Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin are included in such reimbursable costs or Plus 2% Fee.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

NRS (and before that NMA) provided all of the domestic merchandising specialist field force used by NMS and 9% and 8% of all of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including the field force provided by SBS) for the nine months ended September 30, 2014 and 2013, respectively. The total Plus 2% Fee earned by NRS for services rendered was approximately $38,000 and $30,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company continues to purchase services from SBS, SAS and NRS because it believes the value of services it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services. The Company believes it is the largest and most important customer of SBS, SAS and NRS (and from time to time may be their only customer), and accordingly the Company is able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS and NRS than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. The Company periodically evaluates these fees and rates charged by comparable national labor sourcing firms to serve as a comparison to the rates charged by SBS, SAS and NRS. Based on an analysis performed by management, the Company believes that its cost of revenue would have increased by at approximately $594,000 and $550,000 for the nine months ended September 31, 2014 and 2013, respectively, if the Company would have instead used an unaffiliated entity to provide comparable services. All affiliate contracts are reviewed and approved by SGRP's Audit Committee, as described above.

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net cost of field merchandiser services (SBS)	$5,605	$5,417	$16,658	$14,304

Total costs of field management services (SAS)	$1,056	$1,266	$3,361	$3,706

Total costs of field merchandiser services (NMA and NRS)	$546	$447	$1,905	$1,553

Total costs charged by affiliates	$7,207	$7,130	$21,924	$19,563

	September 30,	December 31,
Accrued expenses due to affiliates (in thousands):	2014	2013
Total accrued expenses due to affiliates	$729	$560

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Effective August 1, 2013, the Company sold its equity interests and working capital investment in its Romanian subsidiary, SPAR Business Ideas Provider S.R.L. “BIP”), to a Company affiliate, SIT, for a total purchase price of $348,465. The Company received, at closing, $187,767 in cash and the balance is payable over 29 months with interest at 6% per annum, recorded as Other Assets on the September 30, 2014 and December 31, 2013 consolidated balance sheets. The purchase price was equal to the book value of the Company’s interests in BIP. The sale to SIT was approved by the Company’s Audit Committee and Board of Directors.

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

7.      Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At September 30, 2014, no shares of SGRP Series A Preferred Stock were issued or outstanding.

8.      Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option and restricted share awards. As of September 30, 2014, approximately 1.3 million SGRP shares were available for Award grants under the amended 2008 Plan.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Company recognized approximately $399,000 and $366,000 in stock-based compensation expense relating to stock option Awards during the nine month periods ended September 30, 2014 and 2013, respectively. The recognized tax benefit on stock based compensation expense related to stock options during the nine months ended September 30, 2014 and 2013 was approximately $151,000 and $139,000, respectively. As of September 30, 2014, total unrecognized stock-based compensation expense related to stock options was $1.1 million.

On March 13, 2014, a restricted stock Award for 4,000 SGRP shares was issued to an employee, on May 15, 2014, 16,000 shares of restricted stock were issued to the Directors of the Company and on August 7, 2014, 83,400 shares of restricted stock were issued to select employees in lieu of stock options pursuant to the 2008 Plan. The estimated stock compensation expense for those Awards is $155,988, which will be recognized ratably over the four year vesting period. In February 2014, the remaining outstanding restricted stock Awards of Mr. Gary R. Raymond, former Chief Executive Officer of the Company, fully vested on his retirement at an expense to the Company of $127,594. During the nine months ended September 30, 2014 and 2013, the Company recognized approximately $135,000 and $139,000, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the nine months ended September 30, 2014 and 2013 was approximately $51,300 and $15,500, respectively. As of September 30, 2014, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $149,000.

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

10.      Commitments and Contingencies

  Legal Matters

The Company is a party to or paying for various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these other matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, result or condition.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Management evaluates performance based on profit or loss from operations, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
United States	$11,666	$11,327	$35,265	$32,390
International	19,343	16,426	54,704	47,762
Total revenue	$31,009	$27,753	$89,969	$80,152

Operating income (loss):
United States	$557	$99	$852	$383
International	(10)	291	602	520
Total operating income	$547	$390	$1,454	$903

Interest expense:
United States	$22	$15	$62	$40
International	22	13	66	40
Total interest expense	$44	$28	$128	$80

Other (income) expense, net:
United States	$–	$–	$–	$(25)
International	(89)	(5)	(202)	(48)
Total other (income) expense, net	$(89)	$(5)	$(202)	$(73)

Income before provision for income taxes:
United States	$535	$84	$790	$368
International	57	283	738	528
Total income before provision for income taxes	$592	$367	$1,528	$896

Income tax expense (benefit):
United States	$93	$(141)	$93	$(9)
International	(72)	2	280	209
Total income tax expense (benefit)	$21	$(139)	$373	$200

Net income from continuing operations:
United States	$442	$225	$697	$377
International	129	281	458	319
Total net income from continuing operations	$571	$506	$1,155	$696

Depreciation and amortization:
United States	$321	$307	$964	$858
International	109	81	296	239
Total depreciation and amortization	$430	$388	$1,260	$1,097

Capital expenditures:
United States	$252	$224	$765	$855
International	158	88	319	184
Total capital expenditures	$410	$312	$1,084	$1,039

Note: There were no inter-company sales for 2014 or 2013.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

	September 30,	December 31,
	2014	2013
Assets:
United States	$17,186	$17,651
International	20,969	16,627
Total assets	$38,155	$34,278

Geographic Data (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
International revenue:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Mexico	$4,983	16.1%	$4,002	14.4%	$14,181	15.8%	$11,277	14.1%
South Africa	4,388	14.2	3,873	14.0	12,358	13.7	11,809	14.7
China	3,046	9.8	1,911	6.9	5,791	6.4	4,956	6.2
India	1,850	6.0	1,203	4.3	5,112	5.7	3,318	4.1
Canada	1,643	5.3	1,545	5.6	4,858	5.4	4,389	5.5
Australia	1,366	4.4	1,283	4.6	4,441	4.9	5,046	6.3
Japan	1,338	4.3	2,079	7.5	6,090	6.8	4,680	5.8
Turkey	729	2.4	530	1.9	1,873	2.1	2,287	2.9
Total international revenue	$19,343	62.5%	$16,426	59.2%	$54,704	60.8%	$47,762	59.6%

	September 30,	December 31,
	2014	2013
Long lived assets:
United States	$6,213	$6,222
International	3,557	2,410
Total long lived assets	$9,770	$8,632

On July 2014, the Company, through its subsidiary in Hong Kong, SPAR China Ltd., entered into an agreement to purchase certain business assets, fixed assets and merchandising teams of the following three companies in China: Shanghai Unilink Marketing Execution and Design Co. Ltd, Shanghai Gold Park Investment Management Co. Ltd, and Beijing Merchandising Sales and Marketing Co. Ltd (collectively Unilink). As consideration for the purchase, Unilink received cash and 20% ownership in SPAR Shanghai. As a result of this transaction, current ownership interest in SPAR Shanghai is SPAR 51%, Shanghai Wedone Marketing Consulting Co. Ltd 29% and Unilink 20%. The Company consolidated operations beginning August 1, 2014.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

As a result of the sale, the Romanian operations were reported in the consolidated financial statements of the Company as a discontinued operation. The consolidated statements of cash flows do not separately report the cash flows of the discontinued operations.

The components of the earnings from discontinued operations are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$-	$952	$-	$3,426
Cost of revenues	-	733	-	2,736
Gross profit	-	219	-	690

Selling, general and administrative expenses	-	208	-	562
Depreciation and amortization	-	-	-	1
Operating income	-	11	-	127

Other (income) expense, net	-	(6)	-	(11)
Income before provision for income tax expense	-	17		138
Income tax expense	-	-	-	40
Income from discontinued operations	$-	$17	$-	$98

13. Purchase of Interests in Subsidiaries

The following contains descriptions of the Company's additional purchase of interest in its China operating subsidiary during the nine month period ended September 30, 2014.

China

In July 2014, the Company, through its subsidiary in Hong Kong, SPAR China Ltd., entered into an agreement to purchase certain business assets of the following three companies in China: Shanghai Unilink Marketing Execution and Design Co. Ltd, Shanghai Gold Park Investment Management Co. Ltd, and Beijing Merchandising Sales and Marketing Co. Ltd (collectively Unilink). As consideration for the purchase, Unilink will receive cash and 20% ownership in SPAR Shanghai. At closing, SPAR will have 51%, Shanghai Wedone Marketing Consulting Co. Ltd will have 29% and Unilink will have 20% of the SPAR Shanghai ownership interests. The Company began consolidating operations beginning August 1, 2014.

Of the total purchase price of $1.46 million, the Company’s investment in Unilink represented 51% or $749,660, of which, $374,830 was paid in cash and the remaining $374,830 was recorded as a contingent liability to be paid based on Unilink’s future earnings as fully described below. Our Local Investor in Shanghai invested the remaining 49% or a total of $720,262.

The Company has agreed to pay an additional $187,415 each year, over the next two years or a total of $374,830, provided the Unilink business can contribute at least $475,000 in operating earnings over the same two year period.  The Company is confident that the Unilink business will meet or exceed this minimum operating earnings target and therefore has recorded the additional future payment of $374,830 as a contingent liability at September 30, 2014. The Company has completed its preliminary valuation of the fair value and recorded the following intangible assets at September 30, 2014:

Customer list	$1,469,922

The customer list is being amortized over ten years.

The following table includes the amount of Unilink’s revenue and earnings included in the Company's consolidated income statement for the nine month period ended September 30, 2014 and a pro forma calculation of the amounts that would have been included in the Company's consolidated statement of income for the nine month periods ended September 30, 2014 and 2013 had the Unilink acquisition date been January 1, 2014 and 2013, instead of August 1, 2014 (in thousands):

	Revenue	Net Income
Actual Unilink from August 1 to September 30, 2014	$1,614	$43

Consolidated supplemental pro forma from July 1 to September 30, 2014	$31,847	$405
Consolidated supplemental pro forma from July 1 to September 30, 2013	$30,086	$454
Consolidated supplemental pro forma from January 1 to September 30, 2014	$95,549	$798
Consolidated supplemental pro forma from January 1 to September 30, 2013	$86,084	$620

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

There are "forward-looking statements" contained in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"); in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (as filed, the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2014; in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders on May 15, 2014 (as filed, the "Proxy Statement"), which SGRP filed with the SEC on April 24, 2014; and in the Company's other filings under applicable law with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws"). The Company's forward-looking statements include, in particular and without limitation, this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources" contained in this Quarterly Report, and the statements made in "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

You should carefully consider all forward-looking statements, risk factors and the other risks, cautions and information noted in this Quarterly Report, the Annual Report, the Proxy Statement and the Company's other SEC Reports that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking and other statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions, expectations and estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other unpredictable factors (many of which are beyond the Company's control) that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

Although the Company believes that its plans, intentions, expectations and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions, expectations or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described in the Annual Report (See Item 1A – Risk Factors) and any other risks, cautions or similar information made, contained or incorporated by reference in this Quarterly Report, the Annual Report or any other applicable SEC Report. All forward-looking and other statements or information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other risks, cautions and information.

You should not place undue reliance on the Company's forward-looking statements and similar information because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control. The Company's forward-looking statements, risk factors and other risks, cautions and information (whether contained in this Quarterly Report, the Annual Report, the Proxy Statement or any other applicable SEC Report) are based on the information then available to the Company and speak only as of the date specifically referenced, or if no date is referenced, then as of December 31, 2013, in the case of the Annual Report or the Proxy Statement or the last day of the period covered by this Quarterly Report, any other applicable SEC Report. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements and other information, and such difference could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

The Company's Domestic and International Geographic Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its domestic and international divisions (as described above). The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the three and nine months ended September 30, 2014 and 2013, and their respective assets as of September 30, 2014 and 2013, is provided in Note 11 to the Company's Consolidated Financial Statements – Segment Information.

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

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2014, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 31, 2014.

Results of Operations

Three months ended September 30, 2014, compared to three months ended September 30, 2013

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2014		2013
	$	%	$	%
Net revenue	$31,009	100.0%	$27,753	100.0%
Cost of revenue	23,703	76.4	21,228	76.5
Selling, general & administrative expense	6,329	20.4	5,747	20.7
Depreciation & amortization	430	1.4	388	1.4
Interest expense, net	44	0.1	28	0.1
Other (income) expense, net	(89)	(0.3)	(5)	-
Income before income taxes	592	2.0	367	1.3
Income tax expense (benefit)	21	0.1	(139)	(0.5)
Income from continuing operations	571	1.9	506	1.8
Income from discontinued operations	-	-	17	0.1
Net income	571	1.9	523	1.9
Net income attributable to non-controlling interest	(188)	0.6	(192)	(0.7)
Net income attributable to SPAR Group, Inc.	$383	1.3%	$331	1.2%

Net Revenue

Net revenue for the three months ended September 30, 2014, was $31.0 million, compared to $27.8 million for the three months ended September 30, 2013, an increase of $3.2 million or 12%.

SPAR Group, Inc. and Subsidiaries

Domestic net revenue totaled $11.7 million in the three months ended September 30, 2014, compared to $11.3 million for the same period in 2013. Domestic net revenue increased by approximately $400,000 or 3%. The increase was primarily due to incremental revenue from project work compared to the same period last year.

International net revenue totaled $19.3 million for the three months ended September 30, 2014, compared to $16.4 million for the same period in 2013, an increase of $2.9 million or 18%. The increase in net revenue was primarily due to increased revenue in China, Mexico, South Africa and India, partially offset by lower revenue in Japan.

Cost of Revenue

The Company's cost of revenue consists of on-site labor and field administration fees, travel and other direct labor-related expenses and was 76.4% of net revenue for the three months ended September 30, 2014, and 76.5% of net revenue for the three months ended September 30, 2013.

Domestic cost of revenue was 67.6% of net revenues for the three months ended September 30, 2014, and 69.6% of net revenue for the three months ended September 30, 2013. The decrease in cost of revenue as a percentage of net revenue of 2.0 percentage points was due primarily to a favorable mix of project work compared to last year. For the three months ended September 30, 2014 and 2013, approximately 84% and 85%, respectively, of the Company's domestic cost of revenue resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively, and approximately 7% and 5% of the Company's domestic cost of revenues for the three months ended September 30, 2014 and 2013, respectively, resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"), and prior to August 1, 2013, National Merchandising of America, Inc. ("NMA") (See Note 6 to the Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenue (as a percentage of revenue) slightly increased to 81.7% of net revenues for the three months ended September 30, 2014, compared to 81.3% of net revenue for the three months ended September 30, 2013. The cost of revenue percentage increase of 0.4% was primarily due to lower margins in China and Canada.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $6.3 million and $5.7 million for the three months ended September 30, 2014 and 2013, respectively.

Domestic selling, general and administrative expenses totaled $2.9 and $3.0 million for three month periods ended September 30, 2014, and 2013.

International selling, general and administrative expenses totaled $3.4 million for the three months ended September 30, 2014, compared to $2.7 million for the same period in 2013. The increase of approximately $700,000 was primarily attributable to increases in Mexico, China and South Africa in support of the revenue growth for the period.

Depreciation and Amortization

Depreciation and amortization charges totaled $430,000 for the three months ended September 30, 2014, and $388,000 for the same period in 2013.

Interest Expense

The Company's net interest expense was $44,000 and $28,000 for the three months ended September 30, 2014 and 2013, respectively. The increase in interest expense was due primarily to increased borrowing in the United States and Canada.

SPAR Group, Inc. and Subsidiaries

Other (Income) Expense, Net

Other income totaled $89,000 and $5,000 for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily related to various activity in Mexico.

Income Taxes

The income tax provision totaled $21,000 for the three months ended September 30, 2014, compared to a benefit of $139,000 for the three months ended September 30, 2013.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $188,000 and $192,000 for the three months ended September 30, 2014 and September 30, 2013, respectively.

Net Income

The Company reported net income of $383,000 for the three months ended September 30, 2014, or $0.02 per diluted share, compared to $331,000, or $0.02 per diluted share, for the corresponding period last year.

Nine months ended September 30, 2014, compared to nine months ended September 30, 2013

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2014		2013
	$	%	$	%
Net revenue	$89,969	100.0%	$80,152	100.0%
Cost of revenue	68,733	76.4	61,252	76.4
Selling, general & administrative expense	18,522	20.6	16,900	21.1
Depreciation & amortization	1,260	1.4	1,097	1.4
Interest expense, net	128	0.1	80	-
Other (income) expense, net	(202)	(0.2)	(73)	(0.1)
Income before income taxes	1,528	1.7	896	1.2
Income tax expense	373	0.4	200	0.3
Income from continuing operations	1,155	1.3	696	0.9
Income from discontinued operations	-	-	98	0.1
Net income	1,155	1.3	794	1.0
Net income attributable to non-controlling interest	(565)	(0.6)	(550)	(0.7)
Net income attributable to SPAR Group, Inc.	$590	0.7%	$244	0.3%

Net Revenue

Net revenue for the nine months ended September 30, 2014, was $90.0 million, compared to $80.2 million for the nine months ended September 30, 2013, an increase of $9.8 million or 12%.

Domestic net revenue totaled $35.3 million in the nine months ended September 30, 2014, compared to $32.4 million for the same period in 2013. Domestic net revenue increase of approximately $2.9 million or 9% was due primarily to incremental project work compared to the same period in 2013.

SPAR Group, Inc. and Subsidiaries

International net revenue totaled $54.7 million for the nine months ended September 30, 2014, compared to $47.8 million for the same period in 2013, an increase of $6.9 million or 15%. The increase in net revenue was primarily due to incremental revenue from the integration of the acquisitions in India and increased revenue in Mexico, Japan, China, South Africa and Canada, partially offset by lower revenue in Australia and Turkey.

Cost of Revenue

The Company's cost of revenue consists of on-site labor and field administration fees, travel and other direct labor-related expenses and was 76.4% of its net revenue for both nine month periods ended September 30, 2014, and 2013.

Domestic cost of revenue was 69.4% of net revenue for the nine months ended September 30, 2014, and 69.4% of net revenue for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, approximately 82% and 80%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively, and approximately 8% and 6% of the Company's domestic cost of revenues for the nine months ended September 30, 2014 and 2013, respectively, resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"), and prior to August 1, 2013, National Merchandising of America, Inc. ("NMA") (See Note 6 to the Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenue decreased to 80.9% of net revenue for the nine months ended September 30, 2014, compared to 81.2% of net revenue for the nine months ended September 30, 2013. The cost of revenue percentage decrease of 0.3% was primarily due to lower cost margin business in Mexico, South Africa, China and Japan partially offset by higher cost margin business in India and Turkey.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $18.5 million and $16.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Domestic selling, general and administrative expenses totaled $9.0 million for nine months ended September 30, 2014, compared to $8.7 million for the nine months ended September 30, 2013. The increase of $300,000 was primarily due to employee stock compensation expense related to the acceleration of the Restricted Stock Unit awards for the former/retired CEO, and increased accounting fees.

International selling, general and administrative expenses totaled $9.5 million for the nine months ended September 30, 2014, compared to $8.2 million for the same period in 2013. The increase of approximately $1.3 million was primarily attributable to increases in Mexico, China, Japan and South Africa in support of the revenue growth for the period.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.3 million for the nine months ended September 30, 2014, and $1.1 million for the same period in 2013. The increase of $200,000 is primarily attributable to amortization related to an increase in capitalized software.

Interest Expense

The Company's net interest expense was $128,000 and $80,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest expense was due primarily to increased borrowing in the United States and Canada.

SPAR Group, Inc. and Subsidiaries

Other (Income) Expense, Net

Other income totaled $202,000 and $73,000 for the nine months ended September 30, 2014 and 2013, respectively.

Income Taxes

The income tax provision totaled $373,000 for the nine months ended September 30, 2014 and $200,000 for the nine months ended September 30, 2013.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $565,000 and $550,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Net Income

The Company reported net income of $590,000 for the nine months ended September 30, 2014, or $0.03 per diluted share, compared to $244,000, or $0.01 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the nine months ended September 30, 2014, the Company had a net income before non-controlling interest of $1.2 million. .

Net cash provided by operating activities was approximately $4.5 million and $4.8 million for the nine months ended September 30, 2014 and 2013, respectively. The net cash provided by operating activities was primarily due to net income and an increase in accrued expenses, partially offset by an increase in accounts receivable and a decrease in accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2014, and September 30, 2013, was approximately $1.5 million and $2.3 million, respectively. The net cash used in investing activities in 2014 was due to fixed asset additions. The main difference in cash used in investing activities year-over-year is the $1.3 million investment to acquire the MFI business in 2013.

Net cash provided by financing activities for the nine months ended September 30, 2014, was approximately $19,000, compared to $690,000 used in 2013. Net cash provided by financing activities was primarily from increased borrowing on lines of credit partially offset by the purchase of treasury shares.

The above activity resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2014 of $2.8 million.

At September 30, 2014, the Company had net working capital of $14.8 million, as compared to $13.6 million at December 31, 2013. The Company's current ratio was 2.1 at both September 30, 2014 and December 31, 2013.

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

SPAR Group, Inc. and Subsidiaries

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Merchandising Services Division) and in its International (non-U.S.) subsidiaries (i.e., the International Merchandising Services Division). At September 30, 2014, the Company's outstanding lines of credit and other debt totaled approximately $4.6 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	2.8%	$4,054
International	0.1%-7.1%	592
		$4,646

(1)	Based on interest rate at September 30, 2014.
(2)	Based on exchange rate at September 30, 2014.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of September 30, 2014.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's third quarter of its 2014 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Date: November 14, 2014	SPAR Group, Inc., Registrant

	By:	/s/ James R. Segreto
James R. Segreto
Chief Financial Officer, Treasurer,
Secretary and duly authorized signatory