Form 10-K
period 2014-12-31
SPAR GROUP INC
filed 2015-04-15
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-27824

SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Westchester Avenue, Suite 204, White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2014, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $10,022,421.

The number of shares of the Registrant's Common Stock outstanding as of April 9, 2015, was 20,578,103 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Stockholders, presently scheduled to be held on May 12, 2015, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

There are "forward-looking statements" contained in this Annual Report on Form 10-K (this "Annual Report") of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 12, 2015 (as filed, the "2015 Proxy Statement", which SGRP plans to file with the SEC pursuant to Regulation 14 A in April of 2015, but not later than 120 days after the end of the Company's 2014 fiscal year), and the Company's other filings under applicable law with the SEC (including this Annual Report and the 2015 Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws". The Company's forward-looking statements include, in particular and without limitation, the statements made and other information provided in this Annual Report under the headings "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

You should carefully consider all forward-looking statements, risk factors and the other risks, cautions and information noted in this Annual Report, the 2015 Proxy Statement and the Company's other SEC Reports that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking and other statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions, expectations and best estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other unpredictable factors (many of which are beyond the Company's control) that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

Although the Company believes that its plans, intentions, expectations and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions, expectations or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described below (See Item 1A – Risk Factors) and any other risks, cautions or similar information made, contained or incorporated by reference in this Annual Report or any other applicable SEC Report. All forward-looking and other statements or information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other risks, cautions and information.

You should not place undue reliance on the Company's forward-looking statements and similar information because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control. The Company's forward-looking statements, risk factors and other risks, cautions and information (whether contained in this Annual Report, the 2015 Proxy Statement or any other applicable SEC Report) are based on the information then available to the Company and speak only as of the date specifically referenced, or if no date is referenced, then as of December 31, 2014, in the case of this Annual Report or the 2015 Proxy Statement or the last day of the period covered thereby in the case of any other applicable SEC Report. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements and other information, and such difference could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at store level, and the Company may be engaged by either the retailer or the manufacturer. Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories "on the shelf" in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, replenishing kiosks, demonstrating or promoting a product, providing on-site audit and in-store event staffing services and providing product assembly services in stores, homes and offices. Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, special seasonal or promotional merchandising, focused product support and product recalls. The Company continues to seek to expand its merchandising, assembly and marketing services business throughout the world.

An Overview of the Merchandising and Marketing Services Industry

According to industry estimates, over two billion dollars are spent annually in the United States alone on retail merchandising and marketing services. The merchandising and marketing services industry includes manufacturers, retailers, brokers, distributors and professional service merchandising companies. The Company believes that merchandising and marketing services add value to retailers, manufacturers and other businesses and enhance sales by making a product more visible and more available to consumers. These services primarily involve placing orders, shelf maintenance, display placement, reconfiguring products on store shelves and replenishing product inventory.

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

In addition, the consolidation of many retailers and changing store formats have created opportunities for third party merchandisers when an acquired retailer's stores are converted to the look and format of the acquiring retailer. In many cases, stores are completely remodeled and re-merchandised after a consolidation or new store format.

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

The Company's Domestic and International Segments:

In order to cultivate and expand the Company's merchandising and marketing services businesses in both domestic and foreign markets and ensure a consistent approach to those businesses worldwide, the Company has historically divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Division, and international (i.e., all locations outside the United States), which are the sales territories for its International Division. To that end, the Company also (1) provides to all of its locations its Internet based operating, scheduling, tracking and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with the Company's financial reporting and disclosure controls and procedures, ethics code and other policies, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's international subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide.

Each of the Company's divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, drug store chains, convenience, home improvement, electronic, toy and grocery stores in their respective territories. SPAR Group's clients include the makers and distributors of general merchandise, health and beauty care, consumer goods, home improvement, home entertainment, dollar stores and food products in their respective territories.

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

The Company's international business, in each territory outside the United States, is conducted through a foreign subsidiary incorporated in its primary territory. The primary territory establishment date (which may include predecessors), the percentage of the Company's equity ownership, and the principal office location for its US (domestic) subsidiaries and each of its foreign (international) subsidiaries is as follows:

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America[6]
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51% [1]	Durban, South Africa
India	April 2004	51% [2]	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
Romania	July 2009	100% [3]	Bucharest, Romania
China	March 2010	51% [4]	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51% [5]	Istanbul, Turkey

1	In September 2012, the Company, through its subsidiary in South Africa (SGRP Meridian), entered into a joint venture agreement to expand its operations in South Africa. SGRP Meridian owns a 51% ownership interest in the new company; CMR Meridian (Pty) Ltd. ("CMR-Meridian"). (See Note 10 to the Consolidated Financial Statements – Related-Party Transactions).
2

In June 2011, the Company sold 49% of its interest in its Indian subsidiary to KROGNOS Integrated Marketing Services Private Limited. In March 2013, the Company purchased a 51% interest in a new subsidiary in India, Preceptor Marketing Services Private Limited, which began operations in March 2013.

3

In August 2013, the Company sold its 51% ownership in its active Romania subsidiary to SPAR InfoTech, Inc. (See Note 10 to the Consolidated Financial Statements – Related-Party Transactions). The Company continues to have one Romanian subsidiary that is 100% owned and is inactive.

4

Currently the Company owns two subsidiaries in China.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned. In July 2011, the Company, through its active subsidiary in China (SPAR Shanghai), entered into a joint venture agreement to expand its operations in China.  SPAR Shanghai has a 75.5% ownership interest in the new company; SPAR DSI Human Resource Company. In August 2014, the Company, through its subsidiary in Hong Kong, SPAR China Ltd., purchased certain business assets, fixed assets and merchandising teams of three companies in China (collectively Unilink). As consideration for the purchase, Unilink is paid in cash and 20% ownership in SPAR Shanghai, leaving SPAR with a 51% ownership interest in SPAR Shanghai.

5	In November 2011, the Company started a new 51% owned subsidiary to compete in this important market. (See Note 10 to the Consolidated Financial Statements – Related-Party Transactions).
6

In September 2012, the Company established a new subsidiary, National Merchandising Services, LLC, ("NMS") 51% owned by the Company, with its principal office in Georgia. In March 2013, the Company purchased general merchandising service and certain in-store audit service businesses from Market Force Information, Inc. ("MFI").

Financial Information about the Company's Domestic and International Segments

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions (as described above). The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the years ended December 31, 2014 and 2013, and their respective assets as of December 31, 2014 and 2013, is provided in Note 12 to the Company's Consolidated Financial Statements – Segment Information.

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

Increasing the Company's Sales Efforts:

The Company is seeking to increase revenues by increasing sales to its current clients, as well as establishing long-term relationships with new clients, many of which currently use other merchandising companies for various reasons. In addition to expanding its direct sales efforts, the Company also is strengthening the relationships between its clients and the Company's senior executives, has hired a marketing director to promote the Company's ability to expand its presence in media and client channels, and is receiving and responding to an increasing number of requests for proposals ("RFPs") from potential or existing clients. The Company believes its technology, field implementation and other competitive advantages will allow it to capture a larger share of this market over time. However, there can be no assurance that any increased sales will be achieved.

Improving the Company's Operating Efficiencies:

The Company will continue to seek greater operating efficiencies. The Company believes that its existing field force and technology infrastructure can support additional clients and revenue in both its Domestic and International Divisions.

Developing New Services:

The Company is seeking to increase revenues through the internal development and implementation of new services as well as industry partnerships that add value to its clients' retail merchandising related activities, some of which have been identified and are currently being tested for feasibility and market acceptance. However, there can be no assurance that any new services will be developed or that any such new service can be successfully marketed.

Leveraging and Improving on the Company's Technological Strengths:

The Company believes that providing merchandising and marketing services in a timely, accurate and efficient manner, as well as delivering timely, accurate and useful reports to its clients, are key components that are and will continue to be critical to the Company's success. The Company has developed proprietary Internet-based technological systems (which include its logistical, communication, scheduling, tracking, reporting and accounting programs) that improve the productivity of its merchandising specialists and assembly technicians, and provide timely data to its clients. The Company's merchandising specialists and assembly technicians use hand-held, smart phones, tablets, laptop, personal computers and Interactive Voice Response ("IVR") technology to report the status of each store or client product they service. Merchandising specialists and assembly technicians report on a variety of issues such as store conditions, status of client products (e.g. out of stocks, inventory, display placement) or they may scan and process new orders for certain products.

The Company has developed a proprietary automated labor tracking system for its merchandising specialists and assembly technicians to communicate work assignment completion information via the Internet or other telecommunication infrastructure by using, among other things, hand-helds, smart phones, laptop and personal computers, cellular telephones, landlines or IVRs. This tracking system enables the Company to report hours and other completion information for each work assignment on a daily basis and provides the Company with daily, detailed tracking of work completion. This information is analyzed and displayed in a variety of reports that can be accessed by both the Company and its clients via a secure website. These reports can depict the status of merchandising projects in real time. This tracking technology also allows the Company to schedule its merchandising specialists and assembly technicians more efficiently, quickly quantify the benefits of its services to clients, rapidly respond to clients' needs and rapidly implement programs.

The Company intends to continue to utilize computer (including hand-held computers), Internet, smart phones, tablets and other technologies to enhance its efficiency and ability to provide real-time data to its clients, as well as, maximize the speed of communication with logistical deployment of and reporting from its merchandising specialists and assembly technicians. Industry sources indicate that clients are increasingly relying on merchandising and marketing service providers to supply rapid, value-added information regarding the results of merchandising and marketing expenditures on sales and profits. The Company (together with certain of its affiliates) has developed and owns proprietary Internet-based, hand-held, smart phone and tablet software technology that allows it to utilize the Internet to communicate with its field management, schedule its store-specific field operations more efficiently, receive information and incorporate the data immediately, quantify the benefits of its services to clients faster, respond to clients' needs quickly and implement client programs rapidly. The Company has successfully modified and is currently utilizing certain of its software applications in the operation of its International Division.

The Company believes that it can continue to improve, modify and adapt its technology to support merchandising and other marketing services for additional clients and projects in the United States and in foreign markets. The Company also believes that its proprietary Internet-based, wireless and other software technology gives it a competitive advantage in the marketplace worldwide. The Company's global technology systems are developed, operated, managed, maintained and controlled from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A.

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

One key to the Company's domestic and international expansion strategy is its emphasis on developing, maintaining, improving, deploying and marketing its proprietary Internet-based technological systems (which include its logistical, communication, scheduling, tracking, reporting and accounting programs) that run on and are developed, managed, maintained and controlled worldwide from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A. (the Company's "Global Technology Systems"). The Company's Global Technology Systems enhance local operations, give the Company an important marketing distinction and advantage over its competitors (such as real time reporting), and provide the Company with a technological means to exercise its supervision and control over its subsidiaries, both domestic and international. The Company provides access to its Global Technology Systems real time for its worldwide operations through that control center on a real time basis 24/7/365. In addition, this strategy is strengthened internationally by the Company's internally developed translation software which allows its current and future programs included in its Global Technology Systems to be available in any language for any market in which it currently operates or desires to enter in the future with no limitation. See Leveraging and Improving on the Company's Technological Strengths, above.

Another key to the Company's international and (more recently) domestic expansion is its strategy of seeking a minority (i.e., non-controlling) investor for the Company's new consolidated subsidiary that is an experienced person or company in the local area who is not otherwise affiliated with the Company (each a "Local Investor"). The Company supervision and control over each consolidated subsidiary is strengthened through its Global Technology Systems, which in the case of new acquisitions are generally phased in by them over time following acquisition. The Company's supervision and control is further strengthened by its company-wide executive management, administrative support, accounting oversight, procedures and controls (financial and reporting), credit support and corporate codes and policies that apply to each such subsidiary (the Company's "Global Administration", and together with its Global Technology Systems, the Company's "Global Contributions"). The Company also seeks to own a majority (at least 51%) of such a subsidiary's equity while the Local Investor purchases a minority equity interest in it (49% or less). In addition to that equity, a Local Investor provides credit support, certain services and the useful local attention, perspective and relationships of a substantial (although non-controlling) equity owner with a strong financial stake in such subsidiary's success (the "Local Contributions"). The Local Investor also often contributes an existing customer base to the subsidiary in which it invests. As of the date of this Annual Report, NMS in the U.S.A. (see below) and each of the Company's international operating subsidiaries (other than those in Canada and Japan) has a Local Investor. See Item 1A - Risks Associated with International and Domestic Subsidiaries, Risks of Having Material Local Investors in International and Domestic Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, below, and Note 2 to the Consolidated Financial Statements – Summary of Significant Accounting Policies: Principles of Consolidation, Accounting for Joint Venture Subsidiaries.

The Company also has expanded its acquisition strategy to, on occasion, purchase a local international consolidated subsidiary through another local international consolidated subsidiary in the same country, which most recently occurred in July 2014 as the Company expanded its merchandising service business in China through its acquisition of a majority of the equity interests in Unilink (see below).

In July 2014, the Company, through its subsidiary in Hong Kong, SPAR China Ltd., entered into an agreement to purchase certain business assets, fixed assets and merchandising teams of the following three companies in China: Shanghai Unilink Marketing Execution and Design Co. Ltd, Shanghai Gold Park Investment Management Co. Ltd, and Beijing Merchandising Sales and Marketing Co. Ltd (collectively Unilink). As consideration for the purchase, Unilink is paid in cash and 20% ownership in SPAR Shanghai. As a result of this transaction, current ownership interest in SPAR Shanghai is SPAR 51%, Shanghai Wedone Marketing Consulting Co. Ltd 29% and Unilink 20%. The Company consolidated Unilink operations in China beginning August 1, 2014.

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

In March 2013, the Company also purchased general merchandising service and certain in-store audit service businesses from Market Force Information, Inc. ("MFI"), a leading customer intelligence solution provider. The acquired in-store audit services include the price, point of sale, out of stock, intercept and planogram audits managed by the Company's operations in Albany, New York. With this acquisition, the Company has entered the growing in-store audit service business and expanded its existing general merchandising service and client base domestically.

For each of the above, see generally Item 1 - The Company's Domestic and International Segments, above, Item 1A - Dependence Upon and Cost of Services Provided by Affiliates, Potential Conflicts in Services Provided by Affiliates, Risks Associated with International and Domestic Subsidiaries, Risks of Having Material Local Investors in International and Domestic Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, below, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related-Party Transactions, below, Note 2 to the Consolidated Financial Statements – Summary of Significant Accounting Policies: Principles of Consolidation, Accounting for Joint Venture Subsidiaries, and Note 12 to the Consolidated Financial Statements – Segment Information, below.

DESCRIPTIONS OF THE COMPANY'S SERVICES

The Company currently provides a broad array of merchandising and marketing services to some of the world's leading companies, both domestically and internationally. The Company believes its full-line capabilities provide fully integrated solutions that distinguish the Company from its competitors. These capabilities include the ability to respond to multi-national client RFPs, develop plans at one centralized location, effect chain wide execution, implement rapid, coordinated responses to its clients' needs and report on a real time Internet enhanced basis throughout the world. The Company also believes its international presence, industry-leading technology, centralized decision-making ability, local follow-through, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a significant advantage over local, regional or other competitors.

The Company's operations are currently divided into two segments: the Domestic Division and the International Division. The Company's domestic division provides merchandising and marketing services, furniture and other product assembly services, audit services, and technology services to manufacturers, distributors and retailers in the United States. Those services are primarily performed in mass merchandisers, office supply, grocery, drug store, home improvement, convenience, office supply, toy and electronics stores. The Company's international division, established in May 2001, currently provides similar merchandising, marketing services and in-store event staffing through subsidiaries in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey. Today the Company operates in 9 countries that encompass approximately 50% of the total world population.

The Company currently provides six principal types of merchandising and marketing services: syndicated services, dedicated services, project services, assembly services, audit services and in-store event staffing services.

Syndicated Services:

Syndicated services consist of regularly scheduled, routed merchandising and marketing services provided at the retail store level for retailers, manufacturers and distributors. These services are performed for multiple manufacturers and distributors, including, in some cases, manufacturers and distributors whose products are in the same product category. Syndicated services may include activities such as:

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

Dedicated Services:

Dedicated services consist of merchandising and marketing services, generally as described above, which are performed for a specific retailer or manufacturer by a dedicated organization, sometimes including a management team working exclusively for that retailer or manufacturer. These services include many of the above activities detailed in syndicated services, as well as, new store set-ups, store remodels and fixture installations. These services are primarily based on agreed-upon rates and fixed management fees.

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

Assembly Services:

The Company's assembly services are initiated by retailers, manufacturers or consumers, and upon request the Company assembles furniture, grills, and many other products in stores, homes and offices. The Company performs ongoing routed coverage at retail locations to ensure that furniture and other product lines are well displayed and maintained, and building any new items or replacement items, as required. In addition, the Company provides in-home and in-office assembly to customers who purchase their product from retailers, whether in store, online or through catalog sales.

In-Store Event Staffing Services:

The Company provides in-store product samplings and in-store product demonstrations to national chains in target markets worldwide.

Retail Compliance and Price Audit Services:

The Company's retail compliance and price audit services are initiated by retailers and manufacturers and focus on the following;

●	Validate store promotions
●	Confirm P-O-G layout
●	Audit compliance with corporate branding and signage
●	Verify product placement, displays, POS materials, etc.
●	Collect inventory levels and out-of-stock status
●	Provide current, accurate pricing intelligence
●	Competitive price audits (by product, by market)
●	Internal price audits
o	Ensure pricing accuracy and consistency
o	Verify promotional and everyday price changes

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

The Company's marketing and sales efforts within its Domestic Division are structured to develop new national, regional and local business within the United States, including new sales and customers through the Company's acquisitions of existing businesses. The Company's domestic corporate business development team directs its efforts toward the senior management of prospective and existing clients. Marketing and sales targets and strategies are developed at the Company's headquarters and communicated to the Company's domestic sales force for execution. The Company's sales force is located nationwide and works from both the Company's offices and their home offices. In addition, the Company's domestic corporate account executives play an important role in the Company's new business development efforts within its existing manufacturer, distributor and retailer client base.

The Company's marketing and sales efforts within its International Division are structured to develop new national, regional and local businesses in both new and existing international territories by acquiring existing businesses and within the Company's existing international territories through targeted sales efforts. The Company has an international acquisition team whose primary focus is to seek out and develop acquisitions throughout the world. Marketing and sales targets and strategies are developed within an international subsidiary, in consultation with the Company's U.S. headquarters, with assistance from the applicable Local Investor, and are communicated to the Company's applicable international sales force for execution. The Company's international sales force for a particular territory is located throughout that territory and work from the Company's office in that territory and their home offices. In addition, the Company's international corporate account executives play an important role in the Company's new business development efforts within the Company's existing manufacturer, distributor and retailer client base within their respective territories.

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

THE COMPANY'S CUSTOMER BASE

The Company currently represents numerous manufacturers and/or retail clients in a wide range of retail chains and stores worldwide, and its customers (which it refers to as clients) include:

•	Mass Merchandisers
•	Drug
•	Grocery
•	Office Supply
•	Dollar Stores
•	Toy or Specialty
•	Home Improvement
•	Other retail outlets (such as discount and electronic stores, in-home and in-office, etc.)

The Company did not have any clients that represented 10% or more of the Company's net revenue for the years ended December 31, 2014 and 2013.

THE COMPANY'S COMPETITION

The marketing services industry is highly competitive. The Company's competition in the Domestic Division and International Division arises from a number of large enterprises, many of which are national or international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, and the ability to execute specific client priorities rapidly and consistently over a wide geographic area. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in the mass merchandiser, office supply and drug store channels of trade. The Company also believes it has the ability to execute major national and international in-store initiatives and develop and administer national and international manufacturer programs. Finally, the Company believes that, through the use and continuing improvement of its proprietary Internet software, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.

THE COMPANY'S TRADEMARKS

The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly, efficiently and consistently over a wide geographic area. See "An Overview of the Merchandising and Marketing Services Industry" and "Competition", above.

THE COMPANY'S LABOR FORCE

Worldwide the Company utilized a labor force of approximately 18,000 people in 2014. Today, the Company operates in 9 countries that encompass approximately 50% of the total world population.

During 2014, the Company's Domestic Division employed a labor force of 233 people. As of December 31, 2014, there were 183 full-time employees and 50 part-time employees engaged in domestic operations. The Company's Domestic Division utilized the services of its affiliate, SPAR Administrative Services, Inc. ("SAS"), to schedule and deploy the field force of merchandising specialists and assembly technicians, which consists of field merchandising specialists furnished by SPAR Business Services, Inc. ("SBS"), and National Retail Source, Inc. ("NRS"), as well as the Company's domestic field employees. (See Item 13 – Certain Relationships and Related Transactions and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related-Party Transactions, below.) SBS, SAS and NRS furnished approximately 9,100 merchandising specialists and assembly technicians (all of whom are engaged by SBS and NRS) and 54 field managers (all of whom were employed by SAS), respectively. The Company, SBS, SAS and NRS consider their relations with their respective employees and field merchandising specialists to be good.

As of December 31, 2014, the Company's International Division's labor force consisted of approximately 936 people. There were 895 full-time and 41 part-time employees engaged in international operations. The International Division's field force consisted of approximately 7,500 merchandising specialists.

Item 1A. Risk Factors

There are various risks associated with investing in any common stock issued by SGRP ("SGRP Common Stock") that are more fully described below. You should carefully consider each of those risk factors (as well as the other risks, cautions and information noted in this Annual Report, the Proxy Statement and the Company's other SEC Reports) before you purchase or trade any SGRP Common Stock. If any of the described risks develops into actual events or circumstances, or any other risks arise and develop into actual events, the Company's present or future assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition could be materially and adversely affected (in whole or in part), the market price of the SGRP Common Stock could decline, and you could lose all or part of your investment in your SGRP Common Stock.

The Company has described the risk factors that it currently considers material to the Company based on its best estimates respecting those risk factors, the Company's current and anticipated future assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition, the likelihood of those risks developing into actual events and the likely impact of those events on them, which all involve and include "forward-looking statements" within the meaning of applicable Securities Law (as discussed above). The Company also may be facing additional risks individually, and the Company's industry or the economy may be facing additional risks, whether domestically or internationally, that are currently unknown to the Company, that are more material or otherwise different than the Company currently believes, or that the Company may have incorrectly analyzed (whether as to the nature or likelihood of such risks or their potential effect). In addition, new risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. There also may be risks that you (as a potential investor or trader) would recognize or consider more likely or material than the Company does.

Any of the events of circumstances described in any of the risk factors, forward-looking statements or other cautionary information contained in this Annual Report or any other SEC Report, or any other event or circumstance bearing risk or harm, could at any time arise, become applicable, change or worsen (as the case may be) and materially and adversely affect the Company or any of its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition, the market price of the SGRP Common Stock could decline, and you could lose all or part of your investment in SGRP Common stock.

Accordingly, the Company's risk factors and forward-looking statements each involve known and unknown risks, uncertainties, potential errors and misjudgments and other risks, uncertainties and unpredictable factors (many of which are beyond the Company's control) that could materially and adversely affect, and could contribute to the Company's failure to achieve or realize, in whole or in part, the Company's estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition, whether as expressed or implied by such risk factors or forward-looking or other statements.

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

Risks of Losses and Financial Covenant Violations

In the past, the Company occasionally suffered operating losses.  As a result of those losses and related effects, the Company had repeated technical violations of certain covenants in the Company's prior domestic credit facility, which its lender periodically waived for fees rather than permanently resetting them to realistically achievable levels.  However, the Company changed its domestic lenders in July 2010 and entered into a new credit facility with financial covenants that the Company believes are more realistic and thus less likely to require waivers.  The Company was in compliance of all its new domestic lender's bank covenants in 2014 and 2013.  See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, below, and Note 4 to Consolidated Financial Statements - Credit Facilities, below.

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

Dependence Upon and Cost of Services Provided by Affiliates

The success of the Company's domestic business is dependent upon the successful execution of its field merchandising, assembly and management services by SPAR Business Services, Inc., formerly known as SPAR Marketing Services, Inc., and SMS ("SBS"), SPAR Administrative Services, Inc., formerly known as SPAR Management Services, Inc., and SMSI ("SAS"), National Retail Source, LLC ("NRS"), and certain foreign affiliates, each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company's consolidated financial statements. NRS provides substantially all of the field merchandising services used by National Merchandising Services, LLC ("NMS"), which is a subsidiary of SGRP and part of the Company, and has done so since August 1, 2013 (prior to which those services were provided by NRS's affiliate of National Merchandising of America, Inc.). SBS provides a majority of all of the other domestic field merchandising and assembly services used by the Company other than NMS (87% of the domestic field merchandising and assembly expenses in 2014, excluding NMS field expenses), and SAS provides substantially all of the other domestic field management services used by the Company (92% of the domestic field management expense in 2014, excluding NMS field expenses). Services were provided to the Company (other than NMS) by SBS and SAS at rates equal to their net total cost plus four percent pursuant to contracts that expired on November 30, 2014, and are currently under negotiation. Services are provided to NMS by NMA at rates equal to their total cost (with certain exclusions) plus two percent pursuant to a contract that is cancelable on 60 days' prior notice at any time after December 31, 2014. See Potential Conflicts in Services Provided by Affiliates, below, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related-Party Transactions, below.

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

Potential Conflicts in Services Provided by Affiliates

SBS and SAS are affiliates (but not subsidiaries) of SGRP and are owned variously by Mr. Robert G. Brown, founder, director, Chairman and a significant stockholder of the Company, and Mr. William H. Bartels, founder, director, Vice Chairman and a significant stockholder of the Company. Mr. Brown and Mr. Bartels are also stockholders, directors and executive officers of various other affiliates of SGRP. NRS is an affiliate (but not a subsidiary) of NMS, and NMS is a consolidated subsidiary of SGRP. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of both NRS and NMS, NRS is owned by Mr. Burdekin, NMA is owned by Andrea H. Burdekin (Mr. Burdekin's wife), and NMA owns 49% of the membership units in NMS. SGRP owns the other 51% of the membership units in NMS. In the event of any dispute in the business relationships between the Company and one or more of SBS, SAS or NRS, it is possible that Messrs. Brown, Bartels or Burdekin may have one or more conflicts of interest with respect to those relationships and could cause one or more of SBS, SAS or NRS to renegotiate or cancel their approved affiliate contracts with the Company or otherwise act in a way that is not in the Company's best interests. To a lesser extent, similar conflicts and events could arise with respect to the Company's contracts with affiliates in South Africa and Turkey. See Dependence Upon and Cost of Services Provided by Affiliates, above, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related-Party Transactions, below.

While the Company's relationships with SBS, SAS and NRS are good, there can be no assurance that the Company could (if necessary under the circumstances) replace the field merchandising specialists and management currently provided by SBS and SAS, respectively, or those provided by NRS, in sufficient time to perform its client obligations or at such favorable rates in the event one or more of SBS, SAS or NRS no longer performed those services. Any cancellation, other nonperformance or material pricing increase under those approved affiliate contracts could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

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

Risks of Illiquidity in SGRP Common Stock

The market price of the Company's common stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2014, the sale price of SGRP Common Stock fluctuated from $1.27 to $2.17 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

●

the relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's co-founders (as noted below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price;

●

the substantial beneficial ownership of approximately 56.5% of the Company's voting stock and potential control by the Company's co-founders (who also are directors and Officers of the Company), Mr. Robert G. Brown, who beneficially owns approximately 32.5% (or 7.1 million shares) of SGRP Common Stock, and Mr. William H. Bartels, who beneficially owns approximately 24.0% (or 5.3 million shares) of SGRP Common Stock, which amounts were calculated using total beneficial ownership (15.4 million shares) and their individual beneficial ownerships at December 31, 2014 (including all shares then beneficially owned under currently exercisable warrants and vested options), as more fully described above and below;

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

Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels are directors, executive officers (Chairman and Vice-Chairman, respectively) and significant stockholders of the Company. Mr. Brown beneficially owns approximately 32.5%; Mr. Bartels beneficially owns approximately 24.0%; and they own approximately 56.5% in the aggregate of the SGRP Common Stock, which amounts were calculated using total beneficial ownership (15.4 million shares) and their individual beneficial ownerships (7.1 million shares and 5.3 million shares, respectively) at December 31, 2014. These ownerships included all shares beneficially owned under currently exercisable vested options. Mr. Brown and Mr. Bartels have, should they choose to act together, and under certain circumstances Mr. Brown acting alone may have, the ability to control the election or removal of directors, the appointment or removal of executives, the approval or disapproval of acquisitions, mergers, conflicts of interest, and all other matters that must or may be approved by the Company's stockholders. In any event, Mr. Brown and Mr. Bartels continue to have significant influence over the Company's business and operations and the outcome of the Company's corporate actions, including those involving stockholder approvals. The interests of any significant stockholder may be different from time to time from, and potentially in conflict with, the interests of other stockholders, and ownership concentration could delay or prevent a change in the Company's control or otherwise discourage the Company's potential acquisition by another person, any of which could cause the market price of the SGRP Common Stock to decline and that decline could be significant.

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

Risks Associated with Foreign Currency

The Company also has foreign currency exposure associated with its international subsidiaries. In 2014, these foreign currency exposures are primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, Chinese Yuan, Indian Rupee and Japanese Yen.

Risks Associated with International Business

The Company's expansion strategy includes expansion into various countries around the world. While the Company endeavors to limit its exposure by entering only countries where the political, social and economic environments are conducive to doing business, there can be no assurances that the respective business environments will remain favorable. In the future, the Company's international operations and sales may be affected by the following risks, which may adversely affect United States companies doing business in foreign countries:

•	Political and economic risks, including terrorist attacks and political instability;
•	Various forms of protectionist trade legislation that currently exist or have been proposed;
•	Expenses associated with customizing services and technology;
•	Local laws and business practices that favor local competition;
•	Dependence on local vendors and potential for undisclosed related party transactions;
•	Multiple, conflicting and changing governmental laws, regulations and enforcement;
•	Potentially adverse tax and employment law consequences;
•	Local accounting principles, practices and procedures and limited familiarity with US generally accepted accounting principles ("GAAP");
•

Local legal principles, practices and procedures, local contract review and negotiation, and limited familiarity with contract issues (excessive warranties, extra-territoriality, sweeping intellectual property claims and the like);

•	Foreign currency exchange rate fluctuations and limits on the export of funds;
•	Substantial communication barriers, including those arising from language, culture, custom and time zones; and
•	Supervisory challenges arising from agreements, distance, physical absences and such communication barriers.

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

Item 3. Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally:

SGRP's certificate of incorporation authorizes it to issue 47,000,000 shares of common stock with a par value of $0.01 per share (the "SGRP Common Stock"), which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP". On December 31, 2014, the SGRP Common Stock closing price was $1.40 per share; there were 20,559,054 shares of SGRP Common Stock issued and outstanding in the aggregate (which does not include Treasury Shares), which had an aggregate market value of $28.8 million; there were 15,360,154 shares of SGRP Common Stock beneficially owned in the aggregate, which beneficial ownership included all shares then beneficially owned under currently exercisable vested options; there were 14,125,232 shares (or approximately 64.3%) of SGRP Common Stock beneficially owned by the officers, directors and affiliates of SGRP in the aggregate, which affiliated ownership included shares then beneficially owned under currently exercisable vested options and had an aggregate market value of $19.8 million; and there were 6,617,315 shares (or approximately 30.1%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate (i.e., SGRP's public float), which float included shares then beneficially owned under currently exercisable warrants and vested options and had an aggregate market value of $9.3 million. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below.

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which preferred shares have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. 554,402 shares of SGRP Series A preferred stock were purchased in 2008 by affiliates of the Company and surrendered in 2011 for conversion into Common Stock and retirement of such preferred shares. See Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related-Party Transactions, below. After such retirement, 2,445,598 shares of SGRP Series A Preferred Stock remain authorized and available for issuance, which available amount could be further reduced by further issuance and subsequent retirement or conversion of such shares or by amendment to facilitate the creation of any other SGRP Preferred Series. At December 31, 2014, no shares of SGRP Series A Preferred Stock were issued and outstanding.

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

	2014		2013
	High	Low	High	Low
First Quarter	$2.17	$1.81	$2.25	$1.61
Second Quarter	2.05	1.30	3.36	1.62
Third Quarter	1.98	1.27	2.80	1.68
Fourth Quarter	1.82	1.35	2.08	1.63

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

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased	Maximum number of shares that may yet be purchased

June 2014	13,139	$1.55	230,828	269,172
July 2014	17,476	1.56	248,304	251,696
August 2014	83,931	1.45	332,235	167,765
Total Purchased 2014	114,546	$1.48

(a)	Current year only.

(b)	Current month except for total which is a weighted average of shares purchased in the current year.

(c)	Total shares purchased under SPAR Group, Inc., 2012 Stock Repurchase Agreement. Shares repurchased prior to 2014 were 217,689.

There were no such affiliated purchasers during that period.

The repurchases described above were made pursuant to the SPAR Group, Inc., 2012 Stock Repurchase Program (the "Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on August 8, 2012, and ratified on November 8, 2012.  Under the Repurchase Program, SGRP may repurchase shares of its common stock through August 8, 2015, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). The Company anticipates continuing its Repurchase Program throughout 2015.

SGRP Common Stock Issuances

SGRP did not issue any SGRP Common Stock during 2013 or 2014 other than pursuant to its existing registered stock compensation and stock purchase plans (See Note 11 to the Consolidated Financial Statements– Stock Based Compensation).

SGRP Common Stock Offering and S-3 Registration Statement

The Company has filed with the SEC and it has approved a registration statement on Form S-3 (as amended, the "2011 S-3 Registration Statement") for the sale of SGRP Common Stock to the public, which became effective on April 8, 2011. Upon amendment of the 2011 S-3 Registration Statement to update its contents and reflect the terms of particular sales, the Company will be permitted to sell a maximum of 2,000,000 shares for its benefit and the selling stockholders, Mr. Brown and Mr. Bartels, will be permitted to sell a maximum of 500,000 shares each for their respective benefit under the 2011 S-3 Registration Statement (which maximums could be increased by amendment and payment of the requisite fees). Based on the SGRP Common Stock beneficially owned by the Company's non-affiliates (i.e., its public float) and the SGRP Common Stock Price of $1.40 per share on December 31, 2014, the Company will be permitted under the applicable S-3 rules to sales of approximately $3.1 million in proceeds (or 2.2 million shares) at that price, and the maximum sales by Mr. Brown and Mr. Bartels will be proportionally increased accordingly. An increase in its public float or a discounted offering sale price would permit the Company to sell more of its Common Stock under the 2011 S-3 Registration Statement. Certain updates to the 2011 S-3 Registration Statement may be required in order to sell shares thereunder.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources

There are "forward-looking statements" contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", in "Business", "Risk Factors" and elsewhere in this Annual Report, in the 2015 Proxy Statement and in the Company's other SEC Reports. "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws"). You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

You should carefully consider all forward-looking statements, risk factors and the other risks, cautions and information noted in this Annual Report, the 2015 Proxy Statement and the Company's other SEC Reports that could cause the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results, risks or condition to differ materially from those anticipated by the Company and described in the information in the Company's forward-looking and other statements, whether express or implied, as the Company's anticipations are based upon the Company's plans, intentions, expectations and best estimates and (although the Company believe them to be reasonable) involve known and unknown risks, uncertainties and other unpredictable factors (many of which are beyond the Company's control) that could cause them to fail to occur or be realized or to be materially and adversely different from those the Company anticipated.

Although the Company believes that its plans, intentions, expectations and estimates reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions, expectations or estimates will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described below (See Item 1A – Risk Factors, above) and any other risks, cautions or similar information made, contained or incorporated by reference in this Annual Report or any other applicable SEC Report. All forward-looking and other statements or information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other risks, cautions and information.

You should not place undue reliance on the Company's forward-looking statements and similar information because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control. The Company's forward-looking statements, risk factors and other risks, cautions and information (whether contained in this Annual Report, the 2015 Proxy Statement or any other applicable SEC Report) are based on the information then available to the Company and speak only as of the date specifically referenced, or if no date is referenced, then as of December 31, 2014, in the case of this Annual Report or the 2015 Proxy Statement or the last day of the period covered thereby in the case of any other applicable SEC Report. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements and other information, and such difference could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other risks, cautions or information (in whole or in part), whether as a result of new information, risks or uncertainties, future events or recognition or otherwise, except as and to the extent required by applicable law.

Overview

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store, home improvement, independent, convenience and electronics stores, as well as providing furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May 2001. Today the Company operates in 9 countries that encompass approximately 50% of the total world population through operations in the United States, Canada, Japan, South Africa, India, China, Australia, Mexico and Turkey.

Critical Accounting Policies & Estimates

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Note 2 to the Consolidated Financial Statements - Summary of Significant Accounting Policies. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, consolidation of subsidiaries and other companies. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Five of the Company's critical accounting policies are impairment of long-lived assets, consolidation of subsidiaries, revenue recognition, allowance for doubtful accounts, and internal use software development costs.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company's property and equipment and intangible assets subjected to amortization may not be recoverable. When indicators of potential impairment exist, the Company assesses the recoverability of the assets by estimating whether the Company will recover its carrying value through the undiscounted future cash flows generated by the use of the asset and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. If any assumptions, projections or estimates regarding any asset change in the future, the Company may have to record an impairment to reduce the net book value of such individual asset.

Accounting for Joint Venture Subsidiaries

For the Company's less than wholly owned joint venture subsidiaries, the Company first analyzes to determine if a joint venture subsidiary is a variable interest entity (a "VIE") in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that potentially could be significant to the owning entity. Variable interests are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE's net assets. The Company continuously re-assesses at each level of the joint venture subsidiary whether the entity is (i) a VIE, and (ii) if so, whether the Company is the primary beneficiary of the VIE. If it was determined that an entity in which the Company holds an interest qualified as a VIE and the Company was the primary beneficiary, it would be consolidated.

The Company has analyzed each of its joint venture subsidiaries to determine whether it is a VIE. The Company owns 51% of the equity interest in these subsidiaries, the other 49% is owned by local unrelated third parties, and the joint venture agreements with those third parties generally provide each venturer with equal voting rights. Based on these and other factors, the Company has determined that each joint venture subsidiary is a VIE and that Company is the primary beneficiary. Accordingly, the Company consolidates each joint venture subsidiary under the VIE rules and reflects the 49% interests of the local third party owners in the consolidated financial statements as non-controlling interests. The Company records these non-controlling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments' net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

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

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $259,000 and $122,000 at December 31, 2014, and 2013, respectively. Bad debt expense was $115,000 and $73,000 for the years ended December 31, 2014 and 2013, respectively.

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

The Company capitalized $1,082,000 and $1,010,000 of costs related to software developed for internal use in 2014 and 2013, respectively, and recognized approximately $895,000 and $681,000 of amortization of capitalized software for the years ended December 31, 2014 and 2013, respectively.

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (dollars in millions).

	Year Ended December 31,
	2014	%	2013	%
Net revenues	$122.0	100.0%	$112.0	100.0%
Cost of revenues	91.6	75.1	84.4	75.3
Selling, general & administrative expense	25.3	20.8	23.2	20.7
Depreciation & amortization	1.8	1.4	1.5	1.4
Interest expense, net	0.1	0.1	0.1	0.1
Other (income) expense, net	(0.3)	(0.2)	(0.3)	(0.3)
Income before income taxes	3.5	2.8	3.1	2.8
Income tax (benefit) expense	(0.9)	(0.8)	(1.1)	(1.0)
Income from continuing operations	4.4	3.6	4.2	3.8
Income from discontinued operations	–	–	0.1	–
Net income	4.4	3.6	4.3	3.8
Net income attributable to non-controlling interest	1.1	0.9	0.9	0.8
Net income attributable to SPAR Group, Inc.	$3.3	2.7%	$3.4	3.0%

Results of operations for the year ended December 31, 2014, compared to the year ended December 31, 2013

Net Revenues

Net revenues for the year ended December 31, 2014, were $122.0 million compared to $112.0 million for the year ended December 31, 2013, an increase of $10.0 million or 9.0%.

Domestic net revenues totaled $46.4 million in the year ended December 31, 2014, compared to $44.6 million for the same period in 2013. Domestic net revenues increased by $1.8 million or 4.1% primarily attributable to continued growth from the Company's syndicated services, increased project work and the full-year impact of the acquisition of a competitive company in 2013.

International net revenues totaled $75.6 million for the year ended December 31, 2014, compared to $67.4 million for the year ended December 31, 2013, an increase of $8.2 million or 12.2%. The increase in 2014 international net revenues was in China ($2.1 million) primarily due to the 2014 acquisition of Unilink, Mexico ($2.8 million), India ($2.0 million) and South Africa ($1.6 million). Foreign currency had a $5.1 million or 7.6% negative impact.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 75.1% in 2014 compared to 75.3% of net revenues for both years ended December 31, 2014 and December 31, 2013.

Domestic cost of revenues was 68.5% and 68.4% for 2013 of domestic net revenues for both years ended December 31, 2014 and December 31, 2013. Approximately 83% and 81% of the Company's domestic cost of revenues in the year ended December 31, 2014 and 2013, respectively, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS") (See Item 13 - Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements - Related-Party Transactions).

Internationally, cost of revenue as a percent of net revenue decreased to 79.2% of international net revenues for the year ended December 31, 2014, compared to 80.0% of international net revenues for the year ended December 31, 2013. The international cost of revenue percentage decrease of 0.8 percentage points was primarily due to lower cost business in the markets in South Africa and China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $25.3 million and $23.2 million for the years ended December 31, 2014 and 2013, respectively.

Domestic selling, general and administrative expenses totaled $12.0 million for the year ended December 31, 2014 compared to $11.8 million for the year ended December 31, 2013.  The increase of approximately $200,000 was due primarily to legal and accounting services.

International selling, general and administrative expenses totaled $13.3 million for the year ended December 31, 2014 compared to $11.4 million for the year ended December 31, 2013. The increase of approximately $1.9 million was primarily attributable to increased costs to support the increase in business in Mexico, as well as the acquisition of Unilink in China.

Depreciation and Amortization

Depreciation and amortization expenses totaled $1.8 million for the year ended December 31, 2014 compared to $1.5 million for the year ended December 31, 2013. The increase was primarily due to higher capital expenditures in 2014 related to software development compared to prior year.

Interest Expense

The Company's interest expense was $158,000 and $171,000 for the years ended December 31, 2014 and 2013, respectively.

Other Income

Other income was $292,000 for the year ended December 31, 2014, compared to $299,000 for the year ended December 31, 2013.

Income Taxes

The income tax provision for the years ended December 31, 2014 and 2013 was a benefit of $0.9 million and $1.1 million, respectively. The tax benefit in 2014 of $0.9 million was a direct result of the Company's decision to reverse $1.9 million or 100% of its valuation allowance at December 31, 2014, partially offset by domestic state taxes and for tax provisions related to certain international profits. The Company recognized minimum federal tax provisions in 2014 as the Company utilized operating loss carry forwards in 2014, which were previously offset by valuation allowances.

As of December 31, 2014, the Company's deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance of $1.9 million was recorded against the Company's gross deferred tax asset balance as of December 31, 2013. For each of the years ended December 31, 2014, and December 31, 2013, the Company recorded a net valuation allowance release of $1.9 million on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2014, the Company achieved four years of cumulative pre-tax income in the U.S. federal tax jurisdiction, management determined that sufficient positive evidence existed as of December 31, 2014, to conclude that it is more likely than not that additional deferred taxes of $1.9 million are realizable, and therefore, reduced the valuation allowance accordingly.

At December 31, 2014, and December 31, 2013, the Company has Federal and State NOL carryforwards of $7.4 million and $8.5 million, respectively, which if unused will expire in years 2017 through 2029.

Non-controlling Interest

Net operating profits from the non-controlling interests, relating to the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $1,103,000 and $898,000 for the years ended December 31, 2014 and 2013, respectively.

Net Income

The Company reported a net income attributable to SPAR Group, Inc. of $3.3 million for the year ended December 31, 2014, or $0.15 per diluted share, compared to a net income of $3.4 million for the year ended December 31, 2013, or $0.15 per diluted share, based on diluted shares outstanding of 21.7 million at both December 31, 2014, and 2013.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

For the years ended December 31, 2014 and 2013, the Company had net income before non-controlling interest of $4.4 million and $4.2 million, respectively.

Net cash provided by operating activities was $2.1 million and $2.9 million for the years ended December 31, 2014 and 2013, respectively. Net income during 2014 and increases in accrued expenses were primarily offset by increases in accounts receivable (primarily due to increased sales activity in China, South Africa, India and Canada), deferred income tax benefits and decreases in accounts payable.

Net cash used in investing activities for the year ended December 31, 2014 and 2013, was approximately $1.7 million and $2.5 million, respectively. The net cash used in investing activities during 2014 was attributable to fixed asset additions and the purchase of China (Unilink).

Net cash provided by financing activities for the year ended December 31, 2014 was approximately $1.5 million compared to $1.2 million in 2013. Net cash provided by financing activities during 2014 was primarily a result of increased borrowing on lines of credit, partially offset by settlement of stock options and purchases of treasury shares and payments on capital leases.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the year ended December 31, 2014 of $1.6 million.

At December 31, 2014, the Company had net working capital of $16.5 million, as compared to net working capital of $10.0 million at December 31, 2013. The Company's current ratio was 2.1 at December 31, 2014, compared to 1.6 at December 31, 2013.

Credit Facilities:

The Company is a party to various domestic and international credit facilities. See Note 4 to Consolidated Financial Statements – Credit Facilities, below.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has designed such internal control over financial reporting by the Company to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP in the United States of America.

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2014.

Under applicable Securities Law, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in this Annual Report.

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

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's fourth quarter of its 2014 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 12, 2015, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2015, but not later than 120 days after the end of the Company's 2014 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 11. Executive Compensation

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 12, 2015, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2015, but not later than 120 days after the end of the Company's 2014 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 12, 2015, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2015, but not later than 120 days after the end of the Company's 2014 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 12, 2015, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2015, but not later than 120 days after the end of the Company's 2014 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 12, 2015, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2015, but not later than 120 days after the end of the Company's 2014 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedule

1.     Index to Financial Statements filed as part of this report:

2.     Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for the two years ended December 31, 2014	F-32

3.	Exhibits

Exhibit Number	Description

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

Date: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Jill Blanchard	Chief Executive Officer and Director
Jill Blanchard
Date: April 15, 2015

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: April 15, 2015

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: April 15, 2015

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: April 15, 2015

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: April 15, 2015

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: April 15, 2015

/s/ Arthur B. Drogue	Director
Arthur B. Drogue
Date: April 15, 2015

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: April 15, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPAR Group, Inc. and Subsidiaries

White Plains, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Troy, Michigan

April 15, 2015

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$4,382	$2,814
Accounts receivable, net	26,245	21,734
Deferred income taxes	464	456
Prepaid expenses and other current assets	868	642
Total current assets	31,959	25,646

Property and equipment, net	2,175	2,032
Goodwill	1,800	1,800
Intangible assets, net	3,149	2,259
Deferred income taxes	5,134	1,900
Other assets	353	641
Total assets	$44,570	$34,278

Liabilities and equity
Current liabilities:
Accounts payable	$4,011	$4,267
Accrued expenses and other current liabilities	8,149	5,798
Accrued expenses due to affiliates	487	560
Deferred income taxes	1,540	–
Customer deposits	659	673
Lines of credit	658	4,338
Total current liabilities	15,504	15,636
Long-term debt	5,855	86
Total liabilities	21,359	15,722

Commitments and contingencies – See Note 6

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares – None – December 31, 2014 and None – December 31, 2013	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 20,680,717 – December 31, 2014 and December 31, 2013	207	207
Treasury stock, at cost 121,663 shares – December 31, 2014 and 181,931 shares – December 31, 2013	(183)	(356)
Additional paid-in capital	15,519	15,339
Accumulated other comprehensive loss	(1,556)	(1,031)
Retained earnings	4,770	1,654
Total SPAR Group, Inc. equity	18,757	15,813
Non-controlling interest	4,454	2,743
Total equity	23,211	18,556
Total liabilities and equity	$44,570	$34,278

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013
Net revenues	$122,021	$111,959
Cost of revenues	91,671	84,361
Gross profit	30,350	27,598

Selling, general and administrative expense	25,308	23,198
Depreciation and amortization	1,753	1,496
Operating income	3,289	2,904

Interest expense	158	171
Other income, net	(292)	(299)
Income before income tax expense	3,423	3,032

Income tax benefit	(948)	(1,118)
Income from continuing operations	4,371	4,150
Income from discontinued operations	–	98
Net income	4,371	4,248
Net income attributable to non-controlling interest	(1,103)	(898)
Net income attributable to SPAR Group, Inc.	$3,268	$3,350

Basic income per common share:
Continuing operations	$0.16	$0.16
Discontinued operations	$–	$–

Diluted income per common share:
Continuing operations	$0.15	$0.15
Discontinued operations	$–	$–

Weighted average common shares – basic	20,578	20,490

Weighted average common shares – diluted	21,830	21,734

Net income	$4,371	$4,248
Other comprehensive loss:
Foreign currency translation adjustments	(525)	(649)
Comprehensive income	3,846	3,599
Comprehensive income attributable to non-controlling interest	(1,103)	(898)
Comprehensive income attributable to SPAR Group, Inc.	$2,743	$2,701

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Interest	Equity
Balance at January 1, 2013	20,470	$205	14	$(26)	$14,738	$(382)	$(1,696)	$1,896	$14,735

Share-based compensation	25	–	–	–	538	–	–	–	538
Exercise of stock options	186	2	–	–	122	–	–	–	124
Sale of non-controlling interest in subsidiaries	–	–	–	–	–	–	–	20	20
Purchase of non-controlling interest in joint venture	–	–	–	–	3	–	–	(123)	(120)
Other changes to non-controlling interest	–	–	–	–	–	–	–	52	52
Purchase of treasury shares	–	–	200	(392)	–	–	–	–	(392)
Reissued treasury shares	–	–	(32)	62	(62)	–	–	–	–
Other comprehensive loss	–	–	–	–	–	(649)	–	–	(649)
Net income	–	–	–	–	–	–	3,350	898	4,248
Balance at December 31, 2013	20,681	207	182	(356)	15,339	(1,031)	1,654	2,743	18,556

Share-based compensation	–	–	–	–	655	–	–	–	655
Exercise of stock options	–	–	(95)	187	(133)	–	–	–	54
Change in non-controlling interest related to business acquisition	–	–	–	–	–	–	–	720	720
Other changes to non-controlling interest	–	–	–	–	–	–	–	(112)	(112)
Net cash settlement of stock options	–	–	–	–	(187)	–	(152)	–	(339)
Purchase of treasury shares	–	–	115	(169)	–	–	–	–	(169)
Reissued treasury shares – RSUs	–	–	(80)	155	(155)	–	–	–	–
Other comprehensive loss	–	–	–	–	–	(525)	–	–	(525)
Net income	–	–	–	–	–	–	3,268	1,103	4,371
Balance at December 31, 2014	20,681	$207	122	$(183)	$15,519	$(1,556)	$4,770	$4,454	$23,211

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013
Operating activities
Net income	$4,371	$4,248
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,753	1,496
Bad debt expense, net of recoveries	115	73
Deferred income tax benefit	(1,702)	(2,162)
Share based compensation	655	538
Changes in operating assets and liabilities, net of business acquisitions and disposition:
Accounts receivable	(4,789)	(488)
Prepaid expenses and other assets	(313)	(638)
Accounts payable	(256)	90
Accrued expenses, other current liabilities and customer deposits	2,263	(279)
Net cash provided by operating activities	2,097	2,878
Investing activities
Purchases of property and equipment and capitalized software	(1,326)	(1,299)
Sale of Romanian subsidiary	–	65
Purchase of MFI Business	–	(1,300)
Purchase of India Preceptor subsidiary	–	(21)
Partners' investment in subsidiaries	–	20
Purchase of Unilink	(375)	–
Net cash used in investing activities	(1,701)	(2,535)
Financing activities
Net borrowing on lines of credit	2,222	1,909
Proceeds from stock options exercised	54	124
Net cash settlement of stock options	(339)	–
Payments on term debt	(24)	(27)
Payments on capital lease obligations	(109)	(189)
Purchase of treasury shares	(169)	(392)
Distribution to local investor	(110)	–
Payment of notes to seller	–	(200)
Net cash provided by financing activities	1,525	1,225

Effect of foreign exchange rate changes on cash	(353)	(546)
Net change in cash and cash equivalents	1,568	1,022
Cash and cash equivalents at beginning of year	2,814	1,792
Cash and cash equivalents at end of year	$4,382	$2,814
Supplemental disclosure of cash flows information
Interest paid	$120	$168
Income taxes paid	$445	$399
Supplemental disclosure of non-cash financing activities
Fair value of contingent Unilink consideration	$375	$–
Increase in non-controlling interest attributable to acquisition of Unilink subsidiary	$720	$–

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

The Company operates in 9 countries and divides its operations into two reportable segments: its Domestic Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey.

The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

The Company's Domestic Division provides nationwide merchandising and other marketing services throughout the United States of America primarily on behalf of consumer product manufacturers and retailers at mass merchandisers, office supply, grocery, drug store, home improvement, independent, convenience and electronics stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America[6]
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51% [1]	Durban, South Africa
India	April 2004	51% [2]	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
Romania	July 2009	100% [3]	Bucharest, Romania
China	March 2010	51% [4]	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51% [5]	Istanbul, Turkey

1	In September 2012, the Company, through its subsidiary in South Africa (SGRP Meridian), entered into a joint venture agreement to expand its operations in South Africa. SGRP Meridian owns a 51% ownership interest in the new company; CMR Meridian (Pty) Ltd. ("CMR-Meridian"). (See Note 10 to the Consolidated Financial Statements – Related Party Transactions).

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

3

In August 2013, the Company sold its 51% ownership in its active Romania subsidiary to SPAR InfoTech, Inc. (See Note 10 to the Consolidated Financial Statements – Related-Party Transactions). The Company continues to have one Romanian subsidiary that is 100% owned and is inactive.

4

Currently the Company owns two subsidiaries in China.  One subsidiary is 100% owned and is inactive, and the second subsidiary, acquired in March 2010 and operational in August 2010, is 51% owned. In July 2011, the Company, through its active subsidiary in China (SPAR Shanghai), entered into a joint venture agreement to expand its operations in China.  SPAR Shanghai has a 75.5% ownership interest in the new company; SPAR DSI Human Resource Company. In August 2014, the Company, through its subsidiary in Hong Kong, SPAR China Ltd., purchased certain business assets, fixed assets and merchandising teams of three companies in China (collectively Unilink). As consideration for the purchase, Unilink is paid in cash and 20% ownership in SPAR Shanghai, leaving SPAR with a 51% ownership interest in SPAR Shanghai.

5	In November 2011, the Company started a new 51% owned subsidiary to compete in this important market. (See Note 10 to the Consolidated Financial Statements – Related-Party Transactions).
6

In September 2012, the Company established a new subsidiary, National Merchandising Services, LLC, ("NMS") 51% owned by the Company, with its principal office in Georgia. In March 2013, the Company purchased general merchandising service and certain in-store audit service businesses from Market Force Information, Inc. ("MFI").

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates its 100%-owned subsidiaries and all of its 51%-owned joint venture subsidiaries in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). All significant intercompany accounts and transactions have been eliminated.

Accounting for Joint Venture Subsidiaries

For the Company's less than wholly owned subsidiaries, the Company first analyzes to determine if a joint venture subsidiary is a variable interest entity (a "VIE") in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE's net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it was determined that an entity in which the Company holds an interest qualified as a VIE and the Company was the primary beneficiary, it would be consolidated.

Based on the Company's analysis for each of its 51% owned joint ventures, the Company has determined that each is a VIE and that Company is the primary beneficiary. While the Company owns 51% of the equity interest in these subsidiaries while the other 49% is owned by local unrelated third parties, the joint venture agreements with those third parties generally provide them with equal voting rights. Accordingly, the Company consolidates each joint venture under the VIE rules and reflects the 49% interests in the consolidated financial statements as non-controlling interests. The Company records these non-controlling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments' net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the amounts disclosed for contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

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

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $259,000 and $122,000 at December 31, 2014, and 2013, respectively. Bad debt expense was $115,000 and $73,000 for the years ended December 31, 2014 and 2013, respectively.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method. Maintenance and minor repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2014 and 2013 (including amortization of capitalized software as described below) was $1.2 million and $1.0 million, respectively.

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

The Company capitalized $1,082,000 and $1,010,000 of costs related to software developed for internal use in 2014 and 2013, respectively, and recognized approximately $895,000 and $681,000 of amortization of capitalized software for the years ended December 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company's property and equipment and intangible assets subjected to amortization may not be recoverable. When indicators of potential impairment exist, the Company assesses the recoverability of the assets by estimating whether the Company will recover its carrying value through the undiscounted future cash flows generated by the use of the asset and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. If any assumptions, projections or estimates regarding any asset change in the future, the Company may have to record an impairment to reduce the net book value of such individual asset.

Goodwill

Goodwill consists of the cost in excess of the fair value of the acquired net assets of the Company's subsidiaries. Goodwill is subject to annual impairment tests and interim impairment tests, if impairment indicators are present. The impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment indicates a potential impairment, the Company performs the two step quantitative impairment test. Step one of the two step impairment test is to compare the fair value of the reporting unit with the reporting unit's carrying amount including goodwill. If the test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company has determined that it has two reporting units, and that a two-step quantitative goodwill impairment test was not necessary, as of December 31, 2014 and 2013. Based on the qualitative assessment, the Company did not identify any indication of impairment of its goodwill as of December 31, 2014 and 2013.

Accounting for Share Based Compensation

The Company measures all employee share-based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended December 31, 2014 and 2013 was $655,000 and $538,000, respectively.

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

If the inputs used to measure the fair value fall within different levels of the hierarchy, the fair value is determined based upon the lowest level input that is significant to the fair value measurement. Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated their fair values at December 31, 2014 and 2013. Outstanding indebtedness as of December 31, 2014 and 2013 approximates its fair value due to its market variable interest rate.

Accounting for Income Taxes

Income tax provisions and benefits are made for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that were recognized in the Company's financial statements or tax returns and tax credit carry forwards. The effects of income taxes are measured based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to an amount that will more likely than not be realized.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

April 2015

The FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 modifies the requirements for reporting debt issuance costs. Under the amendments in ASU 2015-03, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 shall be applied retrospectively for periods beginning on or after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2015-03 on its consolidated financial statements.

May 2014

The FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2017.

April 2014

The FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 shall be applied prospectively for periods beginning on or after December 15, 2014, with early adoption permitted. The Company adopted ASU 2014-08 for the quarter ended March 31, 2014. The Company has adopted this standard on a prospective basis for transactions that have occurred after the adoption date. The adoption of ASU 2014-08 did not have a material effect on the Company's financial position or results of operations.

3. Supplemental Balance Sheet Information (in thousands)

	December 31,
Accounts receivable, net, consists of the following:	2014	2013

Trade	$20,667	$18,497
Unbilled	4,548	3,269
Non-trade	1,289	90
	26,504	21,856
Less allowance for doubtful accounts	(259)	(122)
	$26,245	$21,734

	December 31,
Property and equipment consists of the following:	2014	2013

Equipment	$8,562	$8,419
Furniture and fixtures	650	603
Leasehold improvements	263	250
Capitalized software development costs	7,037	5,991
	16,512	15,263
Less accumulated depreciation and amortization	(14,337)	(13,231)
	$2,175	$2,032

	United States	International	Total
Goodwill:
Balance January 1, 2013	$1,180	$612	$1,792
Purchases of Subsidiaries	8	–	8
Balance December 31, 2013	1,188	612	1,800
Purchases of Subsidiaries	–	–	–
Balance December 31, 2014	$1,188	$612	$1,800

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (in thousands) (continued)

	December 31,
Intangible assets consist of the following:	2014	2013

Customer contracts and lists	$4,507	$3,047
Less accumulated amortization	(1,358)	(788)
	$3,149	$2,259

The Company is amortizing its customer contracts and lists of $4.5 million on a straight line basis over lives ranging from 3 to 10 years. Amortization expense for the years ended December 31, 2014 and 2013 was approximately $570,000 and $452,000, respectively. The annual amortization for each of the following years succeeding December 31, 2014, are summarized as follows:

Year	Amount
2015	$598
2016	529
2017	529
2018	298
2019	265
Thereafter	930
Total	$3,149

	December 31,
Accrued expenses and other current liabilities:	2014	2013

Taxes payable	$2,340	$1,714
Accrued salaries	1,616	709
Loans from domestic and international local investors (1)	1,475	1,104
Contingent liabilities, incentive for consulting fees	617	305
Accrued accounting and legal expenses	295	283
Uncertain tax position reserves	152	132
Capital lease obligations	–	109
Other	1,654	1,442
Accrued expenses and other current liabilities	$8,149	$5,798

(1)     Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms and are due on demand and as such have been classified as current liabilities in the Company's consolidated financial statements.

4. Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries (namely SPAR Marketing Force, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc.), SPAR Canada Company ("SCC"), and SPAR Wings & Ink Company ("SWI") (together with SGRP, SCC and SWI, each a "Borrower"), are parties to a Revolving Loan and Security Agreement dated July 6, 2010, as amended in June 2011, July 2012, January 2013, July 2013, October 2013 and June 2014 (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $7.5 million (see below) to Sterling National Bank (as amended by all loan amendments, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility currently is scheduled to expire and the Borrowers' loans thereunder will become due on July 6, 2016 (with no early termination fee).

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

The Sterling Loan Agreement contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments. At December 31, 2014, the Company was in compliance with such covenants.

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

On June 19, 2014, the Sterling Loan Agreement was further amended to increase the maximum principal amount of the Secured Revolving Loan Note to $7.5 million (effective as of July 1, 2014), to substitute a new $7.5 million note from the Borrowers for the old notes, and to remove SWI as a borrower, as this entity was merged into SCC as of January 1, 2014.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $1.0 million (based upon the exchange rate at December 31, 2014). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request. SPARFACTS is in the process of renegotiating new financing.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20.0 million Yen (Japanese), or approximately $166,000. The loan is payable in monthly installments of 238,000 Yen or $2,000 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at December 31, 2014, was approximately 9.1 million Yen or $75,000, of which $51,000 is long term and $24,000 is short term (based upon the exchange rate at December 31, 2014).

The China Unilink subsidiary secured a loan with China Construction Bank in the amount of 1.4 million Chinese Yuan Renminbi. The loan is collateralized with the personal property of one of the minority shareholders of Unilink. The loan has an interest rate of 7.2% per annum and a maturity date of January 25, 2015, at which time the full amount outstanding is to be paid in full. The maturity date of the loan was extended subsequent to December 31, 2014, to February 11, 2016. Based upon the exchange rate at December 31, 2014, the balance was approximately $228,000.

Summary of Company Credit and Other Debt Facilities (dollars in thousands) :

	December 31, 2014	Interest Rate[1]	December 31, 2013	Interest Rate[2]
Credit Facilities Loan Balance:
United States	$5,804	2.8%	$3,615	2.8%
Australia	406	7.1%	696	7.0%
China	228	7.2%	-	-
	$6,438		$4,311

Other Debt Facility:
Japan Term Loan	$75	0.1%	$113	0.1%

	December 31, 2014	December 31, 2013
Unused Availability:
United States	$1,696	$2,885
Australia	573	368
	$2,269	$3,253

(1)      Based on interest rate at December 31, 2014

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes

Income before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013
Domestic	$1,265	$1,050
Foreign	2,158	1,982
Total:	$3,423	$3,032

The income tax benefit is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013
Current:
Federal	$15	$(2)
Foreign	623	845
State	116	201

Deferred:
Federal	(1,525)	(1,700)
Foreign	(8)	(262)
State	(169)	(200)
Net benefit	$(948)	$(1,118)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2014	Rate	2013	Rate
Provision for income taxes at federal statutory rate	$1,164	34.00%	$1,031	34.00%
State income taxes, net of federal benefit	37	1.08%	47	1.55%
Permanent differences	(79)	(2.31)%	226	7.45%
Change in valuation allowance	(1,900)	(55.51)%	(2,348)	(77.43%	)
Foreign tax rate differential	(161)	(4.70)%	(91)	(2.99%	)
Other	(9)	(0.26)%	17	0.55%
Net benefit	$(948)	(27.70)%	$(1,118)	(36.87%	)

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Deferred taxes consist of the following (in thousands):	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$3,163	$3,218
Deferred revenue	157	100
Allowance for doubtful accounts and other receivable	80	26
Share-based compensation expense	604	578
Foreign subsidiaries	464	456
Depreciation	174	345
Acquisition costs	–	51
Other	166	176
Valuation allowance	–	(1,900)
Total deferred tax assets	4,808	3,050

Deferred tax liabilities:
Goodwill	128	134
Foreign subsidiaries	–	9
Capitalized software development costs	622	551
Total deferred tax liabilities	750	694
Net deferred taxes	$4,058	$2,356

At December 31, 2014, and December 31, 2013, the Company has Federal and State NOL carryforwards of $8.4 million and $8.5 million, respectively, which if unused will expire in years 2017 through 2029.

Approximately $2.3 million of the NOLs were incurred prior to the acquisition of PIA Merchandising Services, Inc. in 1999. The acquisition resulted in a change of ownership under Internal Revenue Code ("IRC") section 382 and placed a limit on the amount of pre-acquisition NOLs that may be used each year to reduce taxable income. The annual limitation is $657,500.

As of December 31, 2013, the Company's deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance of $1.9 million was recorded against its gross deferred tax asset balance as of December 31, 2013 on the basis of management's reassessment of the amount of its deferred tax assets that were more likely than not to be realized. As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2014, the Company achieved four years of cumulative pre-tax income in the U.S. federal tax jurisdiction, management determined that sufficient positive evidence existed as of December 31, 2014, to conclude that it is more likely than not that additional deferred taxes of $1.9 million are realizable, and therefore, reduced the valuation allowance accordingly.

The Company does not provide currently for U.S. income taxes on the undistributed earnings of its profitable foreign subsidiaries (which are approximately $1.6 million as of December 31, 2014), since, at the present time, management expects any earnings to be reinvested in the foreign subsidiaries and not distributed. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes, which could potentially be offset by foreign tax credits. Distribution of those earnings can also subject the Company to related withholding taxes payable to various non-U.S. jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations.

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance	$102	$73
Additions for tax provisions of prior years	11	29
Ending balance	$113	$102

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

Details of the Company's tax reserves at December 31, 2014, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$113	$30	$9	$152
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$113	$30	$9	$152

In management's view, the Company's tax reserves at December 31, 2014, for potential domestic state tax liabilities were sufficient. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. states and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2010 through the present. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

6. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $1,155,000 and $1,144,000 for the years ended December 31, 2014 and 2013, respectively. Equipment lease expense was approximately $262,000 and $228,000 for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

Year	Amount
2015	$1,049
2016	623
2017	406
2018	336
2019	196
Thereafter	234
Total	$2,844

Legal Matters

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

7. Treasury Stock

Pursuant to the SPAR Group, Inc., 2012 Stock Repurchase Program (the "Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on August 8, 2012, and ratified on November 8, 2012, under the Repurchase Program, SGRP may repurchase shares of its common stock through August 8, 2015, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). As of December 31, 2014, 332,235 shares have been repurchased under this program. It should be noted that 4,000 shares were utilized for the Employee Stock Purchase Plan, leaving a total of 121,663 shares of Treasury Stock at December 31, 2014. The Company anticipates continuing its Repurchase Program throughout 2015.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At December 31, 2014, no shares of SGRP Series A Preferred Stock were issued and outstanding.

9. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible domestic employees. The Company made contributions of $93,000 and $79,000 for the years ended December 31, 2014 and 2013, respectively.

10. Related-Party Transactions

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Amended and Restated (as of) August 1, 2012 (the "Ethics Code"). Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as the case may be, as well as the ownership, board, executive and other positions in SBS, SAS, SIT, NMA, NRS, MPT, MCPT, NDS Tanitim, NDS Reklam and others (as defined and described below) held by certain directors, officers or employees of SGRP or their family members. The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in clause I.2(l) of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent outside directors.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related-Party Transactions (continued)

SGRP's Audit Committee has the specific duty and responsibility to review and approve the overall fairness of all material related-party transactions. The Audit Committee receives affiliate contracts and amendments thereto for its review and approval (to the extent approval is given), and these contracts are periodically (often annually) again reviewed, in accordance with the Audit Committee Charter, the Ethics Code, the rules of the Nasdaq Stock Market, Inc. ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness to the Company including pricing and the ability to provide services at comparable performance levels). The Audit Committee periodically reviews all of the related party relationships, agreements and transactions described below.

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS") and SPAR InfoTech, Inc. ("SIT") are affiliates of SGRP but are not part of the consolidated Company. Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are the sole stockholders of SBS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS. During 2014 and 2013 the stockholders of SAS were Mr. Bartels and Mr. Brown, and as of January 1, 2015, Mr. Brown had transferred more than 85% of his ownership to related parties.

SBS provided approximately 81% and 77% of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including field force provided by NRS, as defined below) for the years ended December 31, 2014 and 2013, respectively, and SAS provided approximately 92% and 96% of the direct domestic field administration used by the Company (as a percentage of the total cost for such field administrators) at a total cost for the services of SBS and SAS of approximately $26 million and $25 million for the years ended December 31, 2014 and 2013, respectively. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended in 2011, the Company received services from SBS through the use of approximately 8,300 field merchandising specialists during the year ended December 31, 2014. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, the Company received administrative services from SAS through the use of 54 full-time national, regional and district administrators during the year ended December 31, 2014. For those services, the Company contracted in the Existing Agreements to pay SBS and SAS on a "Cost Plus Fee" arrangement, which provides that the Company is to pay SBS and SAS for their costs of providing those services plus 4% of such costs (the "Cost Plus Fee"). Those costs include all field expenses of SBS (effectively including net workers compensation insurance expense), all payroll and employment tax expenses of SAS and all legal and other administrative expenses paid by either of them. The net total Cost Plus Fee earned by SAS and SBS for services rendered was approximately $974,000 and $944,000 for the years ended December 31, 2014 and 2013, respectively. In order to obtain and continue its favorable fee arrangement with SBS and SAS, the Company also arranged to provide certain administrative services directly to SBS and SAS without charge, including certain human resource and legal services. The Company believes this arrangement also is more efficient and cost effective. The unaudited value of these services was approximately $637,000 and $551,000 for the years ended December 31, 2014 and 2013, respectively.

The service agreements with SBS and SAS were scheduled to automatically renew on December 31, 2013, but in order to prevent such automatic renewal and permit renegotiation after the end of 2013, the Company gave SBS and SAS the required notice of non-renewal under those agreements and from time to time has entered into temporary extension agreements with them to temporarily extend the Existing Agreements to November 30, 2014. The parties have had extensive negotiations for over a year, principally over pricing. The Company has most recently offered to pay reduced Cost Plus Fees of 2%, while SBS has most recently proposed a Cost Plus Fee of 2.97% while making certain other adjustments to reimbursable expenses and previous credits (the net of which would effectively be approximately equal to the annual rates previously paid to SBS by the Company), and SAS has most recently proposed a Cost Plus Fee of 4%. Neither party has accepted the other party's proposals. SAS and SBS have stated their intent to continue to provide their services while negotiations continue. As the extension of the existing agreements expired on November 30, 2014, the potential differences between the Company's proposal and the SBS and SAS proposals became potentially relevant from and after December 1, 2014. The difference in the net expense for SBS and SAS proposals when compared to the Company proposals was approximately $30,000 and $6,000 for the one month period ended December 31, 2014.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related-Party Transactions (continued)

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such reimbursable costs or Cost Plus Fee during 2014. However, since SBS and SAS are "Subchapter S" corporations and are owned by Messrs. Brown and Bartels, all income from SBS and SAS is allocated to them.

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

NRS is expected to provide substantially all of the domestic merchandising specialist field force used by NMS. Pursuant to the terms of the Master Field Services Agreement dated as of August 1, 2013 (the "NRS Services Agreement"), NMS will receive merchandising services from NRS through the use of approximately 738 field merchandising specialists. Prior to that date, NMS received such merchandising services from NMA pursuant to the terms of the substantially similar Field Services Agreement dated as of July 31, 2012, as amended (the "NMA Services Agreement"). For those services, the Company has agreed to reimburse NRS (and NMA before it) for its total costs of providing those services and to pay NRS (and NMA before it) a fee equal to 2% of its total costs (the "Plus 2% Fee"). Those costs include all field and administrative costs and expenses (effectively including net workers compensation insurance expenses) of NRS (and NMA before it) but exclude certain legal and other administrative expenses. Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin are included in such reimbursable costs or Plus 2% Fee.

NRS (and before that, NMA) provided all of the domestic merchandising specialist field force used by NMS and 8% of all of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including the field force provided by SBS) for both years ended December 31, 2014 and 2013. The total Plus 2% Fee earned by NRS for services rendered was approximately $44,000 and $37,000 for the years ended December 31, 2014 and 2013, respectively.

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

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Brian Mason, Mr. Garry Bristow, and Mr. Adrian Wingfield. Mr. Mason is President and a director and Mr. Bristow is an officer and director of Meridian. Mr. Mason is also an officer and director and 50% shareholder of Merhold Property Trust ("MPT"). Mr. Mason and Mr. Bristow are both officers and directors and both own 50% of Merhold Cape Property Trust ("MCPT"). MPT owns the building where Meridian is headquartered and also owns two vehicles both of which are subleased to Meridian. MCPT provides a fleet of 126 vehicles to Meridian under a 4 year lease program. These leases are provided to Meridian at local market rates.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related-Party Transactions (continued)

SGRP NDS Tanitim Ve Danismanlik A.S. ("NDS") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by Mr. and Ms. Yilmaz. Mr. Yilmaz is President and a director and Ms. Yilmaz is an officer and director of NDS. They are both officers and directors of NDS Tanitim Danismanlik Hizmetleri Gida Tekstil Turizm Pazarlama Ticaret Limited Sirketi ("NDS Tanitim") and NDS Reklam Tanitim Ve Danismanlik Hizmetleri Pazarlama Ticaret Limited Sirketi ("NDS Reklam"). Mr. and Ms. Yilmaz, in total, own 40% of NDS Tanitim and NDS Reklam. NDS Tanitim provides NDS field management services while NDS Reklam provides NDS field merchandising services both at local market rates.

The Company continues to purchase services from SBS, SAS, NRS, MPT, MCPT, NDS Tanitim, and NDS Reklam because it believes the value of services it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services. The Company believes it is the largest and most important customer of SBS, SAS, NRS, MPT, MCPT, NDS Tanitim, and NDS Reklam (and from time to time may be their only customer), and accordingly the Company generally has been able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS, NRS, MPT, MCPT, NDS Tanitim, and NDS Reklam than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. SBS, SAS and NRS affiliate contracts are annually reviewed and approved by SGRP's Audit Committee, as described above. MPT, MCPT, NDS Tanitim, and NDS Reklam affiliate contracts are scheduled to be reviewed and considered for approved by SGRP's Audit Committee at their May 2015 meeting.

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2014	2013
Services provided by affiliates:
Field merchandiser services (SBS)	$21,848	$19,716
Field management services (SAS)	$4,380	$4,837
Field merchandiser services (NMA and NRS)	$2,259	$1,983
Office and vehicle rental (MPT)	$57	$62
Vehicle rental (MCPT)	$597	$562
Field management services (NDS Tanitim)	$44	$32
Field merchandiser services (NDS Reklam)	$962	$981

Total services provided by affiliates	$30,147	$28,173

Accrued expenses due to affiliates (in thousands):	December 31,
	2014	2013
Total accrued expenses due to affiliates	$487	$560

In July 1999, SPAR Marketing Force, Inc. ("SMF"), SBS and SIT entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and had the right to unilaterally license and exploit their "Business Manager" Internet job scheduling software (which had been jointly developed by such parties), and all related improvements, revisions, developments and documentation from time to time voluntarily made or procured by any of them at its own expense. In addition, SPAR Trademarks, Inc. ("STM"), SBS and SIT entered into separate perpetual trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT and SBS (and through them to their commonly controlled subsidiaries and affiliates by sublicenses, including SAS) for their continued use of the name "SPAR" and certain other trademarks and related rights of STM, a wholly owned subsidiary of SGRP. SBS and SAS provide services to the Company, as described above, and SIT no longer provides services to and does not compete with the Company.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related-Party Transactions (continued)

Effective August 1, 2013, the Company sold its equity interests and working capital investment in its Romanian subsidiary, SPAR Business Ideas Provider S.R.L. ("BIP"), to a Company affiliate, SIT, for a total purchase price of $348,465. The Company received, at closing, $187,767 in cash and the balance is payable over 29 months with interest at 6% per annum, recorded as Other Assets on the December 31, 2014 and 2013 consolidated balance sheets. The purchase price was equal to the book value of the Company's interests in BIP. The sale to SIT was approved by the Company's Audit Committee and Board of Directors.

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

11. Stock Based Compensation Plans

The Company believes that it is desirable to align the interests of its directors, executives, employees and consultants with those of its stockholders through their ownership of shares of Common Stock issued by SGRP ("SGRP Shares").  Although the Company does not require its directors, executives, employees or consultants to own SGRP Shares, the Company believes that it can help achieve this objective by providing long term equity incentives through the issuance to its eligible directors, executives, employees or consultants of options to purchase SGRP Shares and other stock-based awards pursuant to the 2008 Plan (as defined below) and facilitating the purchase of SGRP Shares at a modest discount by all of its eligible executives, employees and consultants who elect to participate in its Employee or Consultant Stock Purchase Plans (as defined below).  In particular, the Company believes that granting stock based awards (including restricted stock and options to purchase SGRP Shares) to such directors, executives, employees and consultants encourages growth in their ownership of SGRP Shares, which in turn leads to the expansion of their stake in the long-term performance and success of the Company.

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

As of December 31, 2014, approximately 1.2 million shares were available for grant under the amended 2008 Plan.

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

Following are the specific valuation assumptions used for options granted in 2013:

Weighted-average
Expected volatility	91.36%
Expected dividend yields	0.0%
Expected terms (in years)	6.0
Risk-free interest rate	1.62%
Expected forfeiture rate	5.0%

Stock option Award activity for the years ended December 31, 2014 and 2013 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Covered	Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2013	3,061,393	$0.71	6.50	$3,169
Granted in 2013 (1)	793,000	2.02	–	36
Exercised/cancelled	(202,233)	0.61	–	286
Forfeited or expired	(101,561)	1.19	–	–
Outstanding at December 31, 2013	3,550,599	$0.99	6.64	$3,577
Exercised/cancelled	(453,522)	0.53	–	445
Forfeited or expired	(1,750)	1.01	–	–
Outstanding at December 31, 2014	3,095,327	$1.07	6.39	$1,322
Exercisable at December 31, 2014	2,448,788	$0.84	5.62	$1,259
Vested and expected to vest at December 31, 2014	3,037,422	$1.05	5.84	$1,576

(1)      Includes a stock option Award covering 300,000 SGRP Shares issued on December 2, 2013, to Ms. Jill M. Blanchard in connection with her employment on that date as the Company's Chief Executive Officer and President.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation Plans (continued)

The following table summarizes information about stock options outstanding at December 31, 2014:

	Option Awards Outstanding			Option Awards Exercisable
		Weighted
		Average	Weighted		Weighted
	Covered	Remaining	Average	Covered	Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
Less than $1.00	1,519,623	4.58	0.55	1,671,623	$0.55
$1.00-$2.00	1,121,204	6.74	1.40	639,774	$1.32
$2.01-$4.00	454,500	8.58	2.13	137,391	$2.12
Outstanding at December 31, 2014	3,095,327		1.07	2,448,788	$0.84

The weighted-average grant-date fair value of stock option Awards granted during the year ended December 31, 2013 was $1.80. The total intrinsic value of stock option Awards exercised during the year ended December 31, 2014 and 2013 was $445,000 and $286,000, respectively. The tax benefit, available to the Company, from stock options exercised during the years ended December 31, 2014 and 2013 was approximately $169,000 and $109,000, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report.

The Company recognized $511,000 and $486,000 in stock-based compensation expense relating to stock option Awards during the years ended December 31, 2014 and 2013, respectively. The recognized tax benefit on stock based compensation expense related to stock options during the years ended December 31, 2014 and 2013, was approximately $197,000 and $185,000, respectively.

As of December 31, 2014, total unrecognized stock-based compensation expense related to stock options was $956,974. This expense is expected to be recognized over a weighted average period of approximately 2.4 years, and will be adjusted for changes in estimated forfeitures.

Restricted Stock

The restricted stock Awards previously issued under the 2008 Plan vested during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Restricted stock granted under the 2008 Plan is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation expense ratably over the requisite service period which generally is the Award's vesting period. In 2014, the Company issued 91,400 restricted stock Awards to employees and consultants of the company and 16,000 restricted stock Awards to its Directors.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation Plans (continued)

The following table summarizes the activity for restricted stock Awards during the years ended December 31, 2014 and 2013:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at January 1, 2013	105,000	$2.04
Granted	–	–
Vested	(25,000)	2.09
Forfeited	–	–
Unvested at December 31, 2013	80,000	2.03
Granted	107,400	1.51
Vested	(80,000)	2.03
Forfeited	–	–
Unvested at December 31, 2014	107,400	$1.51

During the years ended December 31, 2014 and 2013, the Company recognized approximately $144,000 and $52,000, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the years ended December 31, 2014 and 2013 was approximately $55,000 and $20,000, respectively.

During the years ended December 31, 2014 and 2013, the total fair value of restricted stock vested was $162,400 and $49,350, respectively.

As of December 31, 2014, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $145,705, which is expected to be expensed over a weighted-average period of 3.4 years.

Stock Purchase Plans

In 2001, SGRP adopted its 2001 Employee Stock Purchase Plan (the "ESP Plan"), which replaced its earlier existing plan, and its 2001 Consultant Stock Purchase Plan (the "CSP Plan"). These plans were each effective as of June 1, 2001. The ESP Plan allows employees of the Company, and the CSP Plan allows employees of the affiliates of the Company to purchase SGRP's Common Stock from SGRP without having to pay any brokerage commissions. On August 8, 2002, SGRP's Board approved a 15% discount for employee purchases of Common Stock under the ESP Plan and recommended that its affiliates pay 15% of the value of the stock purchased as a cash bonus for affiliate consultant purchases of Common Stock under the CSP Plan.

12. Segment Information

The Company reports net revenues from continuing operations and operating income from continuing operations by reportable segment. Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic Division and its International Division. The Company uses those divisions to improve its administration and operational and strategic focuses, and it tracks and reports certain financial information separately for each of those divisions. The Company measures the performance of its Domestic and International Divisions and subsidiaries using the same metrics. The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Year Ended December 31,
	2014	2013
Revenue, net:
United States	$46,404	$44,577
International	75,617	67,382
Total revenue	$122,021	$111,959

Operating income:
United States	$1,349	$1,086
International	1,940	1,818
Total operating income	$3,289	$2,904

Interest expense:
United States	$84	$62
International	74	109
Total interest expense	$158	$171

Other expense (income), net:
United States	–	$(26)
International	(292)	(273)
Total other expense (income), net	$(292)	$(299)

Income before income tax (benefit) expense:

United States	$1,265	$1,050
International	2,158	1,982
Total income before income tax (benefit) expense	$3,423	$3,032

Income tax (benefit) expense:
United States	$(1,563)	$(1,701)
International	615	583
Total income tax (benefit) expense	$(948)	$(1,118)

Net income from continuing operations:

United States	$2,828	$2,751
International	1,543	1,399
Total net income from continuing operations	$4,371	$4,150

Depreciation and amortization:
United States	$1,294	$1,171
International	459	325
Total depreciation and amortization	$1,753	$1,496

Capital expenditures:
United States	$1,011	$1,064
International	315	235
Total capital expenditures	$1,326	$1,299

Note: There were no inter-company sales for 2014 or 2013.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

	December 31,
	2014	2013
Assets:
United States	$21,748	$17,651
International	22,822	16,627
Total assets	$44,570	$34,278

Geographic Data (in thousands)

	Year Ended December 31,
	2014		2013

Net international revenues:		% of consolidated net revenue		% of consolidated net revenue
Mexico	$18,923	15.5%	$16,127	14.4%
South Africa	17,695	14.5	16,099	14.4
China	8,418	6.9	6,334	5.7
India	7,424	6.1	5,387	4.8
Japan	7,420	6.1	6,831	6.1
Canada	7,220	5.9	6,567	5.9
Australia	6,437	5.3	6,995	6.2
Turkey	2,080	1.7	3,042	2.7
Total international revenue	$75,617	62.0%	$67,382	60.2%

	Years Ended December 31
	2014	2013
Long lived assets:
United States	$9,368	$6,222
International	3,243	2,410
Total long lived assets	$12,611	$8,632

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Purchase and Sale of Interests in Subsidiaries

The following contains descriptions of the Company's purchases and sale of interests in its operating subsidiaries during the years ended December 31, 2014 and 2013.  In each of the consolidated subsidiaries noted below, the Company made its investment together with an experienced person or company in the local area who is not otherwise affiliated with the Company (each a "Local Investor"). The Company provides its subsidiaries with its proprietary Internet-based technological systems (which include its logistical, communication, scheduling, tracking, reporting and accounting programs) that run on and are developed, managed, maintained and controlled from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A. (the Company's "Global Technology Systems"), which are generally phased in over time following acquisition. The Company also provides its subsidiaries with company-wide executive management, administrative support, accounting oversight, procedures and controls (financial and reporting), credit support and corporate codes and policies that apply to each such subsidiary (the Company's "Global Administration", and together with its Global Technology Systems, the Company's "Global Contributions"). The Company also seeks to own a majority (at least 51%) of such a subsidiary's equity while the Local Investor purchases a minority equity interest in it (49% or less). In addition to that equity, a Local Investor provides credit support, certain services and the useful local attention, perspective and relationships of a substantial (although non-controlling) equity owner with a strong financial stake in such subsidiary's success (the "Local Contributions"). The Local Investor also often contributes an existing customer base to the subsidiary in which it invests. The Company, through its various agreements with the applicable Local Investor, has provided for exit strategies that are deemed fair and equitable for both the Company and the Local Investor.

Preceptor (India)

In March 2013, the Company purchased a majority (51%) of the equity interests in Preceptor Marketing Services Private Limited ("Preceptor"), a recently formed Indian corporation, from KROGNOS Integrated Marketing Services Private Limited ("Krognos"), and Preceptor became a new consolidated subsidiary of the Company.  The Company also is providing the usual Global Contributions to Preceptor, while Krognos, as the Local Investor, retained the remaining minority (49%) non-controlling interest in Preceptor and is providing the usual Local Contributions.  Krognos also is the Local Investor in the Company's existing subsidiary in India, SPAR Krognos Marketing Private Limited.  Preceptor enables the Company to service clients not serviced by its other Indian subsidiary.  The Company paid $21,000 for its interest in Preceptor, and Preceptor became a consolidated subsidiary of the Company on March 1, 2013.

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

The purchase was made pursuant to the Asset Purchase Agreement dated as of March 15, 2013 (the "Purchase Agreement") between MFI, as the seller, and SPAR Marketing Force, Inc. ("SMF"), a consolidated subsidiary of SGRP and its principal domestic operating company.  The purchase was completed on March 15, 2013.  The Purchase Price under the Purchase Agreement consisted of a cash purchase price of $1.3 million and the assumption of certain specified liabilities (principally those arising after the closing under the assumed contracts).  The Company completed its purchase price valuation analysis and has recorded customer contracts and customer list with a value of approximately $1.3 million and goodwill of approximately $8,000 based on its analysis.  The customer contracts and customer lists value of $1.3 million is being amortized on a straight line basis over five years. In addition, SMF entered into a Consulting Services Agreement and a Transition Services Agreement with MFI, under which MFI provided certain services, equipment and facilities for up to one year, and various assignments and other transfer documents.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Purchase and Sale of Interests in Subsidiaries (continued)

China (Unilink)

In July 2014, the Company, through its subsidiary in Hong Kong, SPAR China Ltd., entered into an agreement to purchase certain business assets of the following three companies in China: Shanghai Unilink Marketing Execution and Design Co. Ltd, Shanghai Gold Park Investment Management Co. Ltd, and Beijing Merchandising Sales and Marketing Co. Ltd (collectively Unilink). As consideration for the purchase, Unilink is paid in cash of $1.1 million and a 20% ownership in SPAR Shanghai at closing, leaving SPAR, Shanghai Wedone Marketing Consulting Co. Ltd (the Local Investor) and Unilink with ownership interests in SPAR Shanghai of 51%, 29% and 20%, respectively. The Company began consolidating operations beginning August 1, 2014.

Of the total purchase price of $1.46 million, the Company's investment in Unilink represented 51% or $749,660, of which, $374,830 was paid in cash and the remaining $374,830 was recorded as a contingent liability to be paid based on Unilink's future earnings as fully described below. Our Local Investor in Shanghai invested the remaining 49% or a total of $720,262.

The total contingent liability of $374,830 (payable at the rate of $187,415 in each of the next two year periods) is due and payable to Unilink provided Unilink operation income exceeds base earnings of $235,000 in each of the next two year periods. If this minimum operation earnings is not achieved in each year the payment in that year is not paid to Unilink. The Company is confident that the Unilink business will meet or exceed this minimum operating earnings target and therefore has recorded the additional future payment of $374,830 as a contingent liability at December 31, 2014. The Company has completed its valuation of the fair value and recorded an intangible asset for its customer list that was valued at $1,469,922 at December 31, 2014, which is being amortized over ten years.

In addition, if (for each of the next two year periods) the operating earnings of Unilink exceed $585,000 in each year, SPAR Shanghai agreed to pay a bonus to the sellers of Unilink equal to 50% of the excess operating income over the base of $585,000. The Company does not expect that the Unilink business will exceed the $585,000 operating earnings target and, as such, has not recorded this additional future payment as a contingent liability at December 31, 2014.

The following table includes the amount of Unilink's revenue and earnings included in the Company's consolidated statement of income for the year ended December 31, 2014 and a pro forma calculation of the amounts that would have been included in the Company's consolidated statements of income for the years ended December 31, 2014 and 2013 had the Unilink acquisition date been January 1, 2013, instead of August 1, 2014 (in thousands):

	Revenue	Net Income
Actual Unilink from August 1 to December 31, 2014	$3,957	$102
Consolidated supplemental pro forma from January 1 to December 31, 2014	$127,555	$3,475
Consolidated supplemental pro forma from January 1 to December 31, 2013	$119,757	$3,768

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013
Numerator:
Net income attributable to SPAR Group, Inc.	$3,268	$3,350

Denominator:
Shares used in basic net income per share calculation	20,578	20,490
Effect of diluted securities:
Stock options and unvested restricted shares	1,252	1,244
Shares used in diluted net income per share calculations	21,830	21,734

Basic net income per common share:	$0.16	$0.16
Diluted net income per common share:	$0.15	$0.15

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Discontinued Operations (continued)

The components of the earnings from discontinued operations for the year ended December 31, 2013, are presented below (in thousands):

Net revenues	$3,426
Cost of revenues	2,736
Gross profit	690

Selling, general and administrative expenses	562
Depreciation and amortization	1
Operating income	127
Other income	(11)
Income before provision for income tax expenses	138
Income tax expense	40
Income from discontinued operations	$98

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	(Recovered From)/Charged to Costs and Expenses	Deductions(1)	Other		Balance at End of Period
Year ended December 31, 2014:

Deducted from asset accounts:
Allowance for doubtful accounts	$122	115	42	(22)		$259

Year ended December 31, 2013:

Deducted from asset accounts:
Allowance for doubtful accounts	$216	73	62	(105)	(2)	$122

(1)	Uncollectible accounts written off, net of recoveries

(2)	Represents allowance for doubtful accounts related to disposition of BIP (see Note 16 to the consolidated financial statements – Discontinued Operations)