Form 10-Q
period 2015-03-31
SPAR GROUP INC
filed 2015-05-14
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2015.

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

On May 14, 2015, there were 20,580,303 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:        FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$4,292	$4,382
Accounts receivable, net	24,895	26,245
Deferred income taxes	411	464
Prepaid expenses and other current assets	597	868
Total current assets	30,195	31,959
Property and equipment, net	2,456	2,175
Goodwill	1,800	1,800
Intangible assets, net	2,981	3,149
Deferred income taxes	5,134	5,134
Other assets	31	353
Total assets	$42,597	$44,570

Liabilities and equity
Current liabilities:
Accounts payable	$3,753	$4,011
Accrued expenses and other current liabilities	6,864	8,149
Accrued expenses due to affiliates	984	487
Deferred income taxes	1,540	1,540
Customer deposits	557	659
Lines of credit	679	658
Total current liabilities	14,377	15,504
Long-term debt and other liabilities	5,400	5,855
Total liabilities	19,777	21,359

Commitments and Contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares– None – March 31, 2015 and None – December 31, 2014	-	-
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 20,680,717 – March 31, 2015 and December 31, 2014	207	207
Treasury stock, at cost 116,164 shares – March 31, 2015 and 121,663 shares – December 31, 2014	(173)	(183)
Additional paid-in capital	15,613	15,519
Accumulated other comprehensive loss	(2,220)	(1,556)
Retained earnings	4,696	4,770
Total SPAR Group, Inc. equity	18,123	18,757
Non-controlling interest	4,697	4,454
Total equity	22,820	23,211
Total liabilities and equity	$42,597	$44,570

Note:

The Balance Sheet at December 31, 2014, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income (Loss) and Comprehensive Loss

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Net revenues	$29,266	$28,036
Cost of revenues	22,353	21,806
Gross profit	6,913	6,230

Selling, general and administrative expense	6,096	5,921
Depreciation and amortization	468	412
Operating income (loss)	349	(103)

Interest expense	58	43
Other income, net	(29)	(45)
Income (loss) before income tax expense	320	(101)

Income tax expense	151	119
Net income (loss)	169	(220)
Net income attributable to non-controlling interest	243	149
Net income (loss) attributable to SPAR Group, Inc.	$(74)	$(369)

Basic and diluted loss per common share:	$-	$(0.02)

Weighted average common shares – basic and diluted	20,562	20,557

Net income (loss)	$169	$(220)
Other comprehensive loss:
Foreign currency translation adjustments	(664)	(47)
Comprehensive loss	(495)	(267)
Comprehensive loss attributable to non-controlling interest	(243)	(149)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$(738)	$(416)

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2015	20,681	$207	122	$(183)	$15,519	$(1,556)	$4,770	$4,454	$23,211

Share-based compensation	-	-	-	-	102	-	-	-	102
Exercise of stock options	-	-	(6)	10	(8)	-	-	-	2
Other comprehensive loss	-	-	-	-	-	(664)	-	-	(664)
Net (loss) income	-	-	-	-	-	-	(74)	243	169
Balance at March 31, 2015	20,681	$207	116	$(173)	$15,613	$(2,220)	$4,696	$4,697	$22,820

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income (loss)	$169	$(220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	468	412
Bad debt expense, net of recoveries	19	24
Share based compensation	102	252
Changes in operating assets and liabilities, net of business acquisitions and disposition:
Accounts receivable	1,186	1,043
Prepaid expenses and other assets	646	326
Accounts payable	(258)	(376)
Accrued expenses, other current liabilities and customer deposits	(890)	1,011
Net cash provided by operating activities	1,442	2,472
Investing activities
Purchases of property and equipment and capitalized software	(584)	(358)
Net cash used in investing activities	(584)	(358)
Financing activities
Net payments on lines of credit	(428)	(671)
Proceeds from stock options exercised	2	18
Payments on term debt	(6)	(7)
Payments on capital lease obligations	-	(34)
Net cash used in financing activities	(432)	(694)

Effect of foreign exchange rate changes on cash	(516)	2
Net change in cash and cash equivalents	(90)	1,422
Cash and cash equivalents at beginning of year	4,382	2,814
Cash and cash equivalents at end of period	$4,292	$4,236
Supplemental disclosure of cash flows information
Interest paid	$72	$31
Income taxes paid	$55	$113

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.         Basis of Presentation

The unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2015 (the "2014 Annual Report"), and SGRP's Proxy Statement for its 2015 Annual Meeting of Stockholders as filed with the SEC on April 20, 2015 (the "2015 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2014 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2015 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE OFFICERS, COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year.

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

As of March 31, 2015, the Company operates in 9 countries and divides its operations into two reportable segments: its Domestic Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey.

The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.          Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss attributable to SPAR Group, Inc.	$(74)	$(369)

Denominator:
Shares used in basic and diluted net income per share calculation	20,562	20,557

Basic and diluted net loss per common share:	$-	$(0.02)

For the three months ended March 31, 2015, and March 31, 2014, 1,029,000 and 1,255,000 vested and non-vested stock options were not included in the calculation because they would have had an anti-dilutive effect.

4.          Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries, (namely SPAR Marketing Force, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc. and SPAR Canada Company) (together with SGRP each a "Borrower"), are parties to a Revolving Loan and Security Agreement dated as of July 6, 2010, as amended in (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $7.5 million (see below) to Sterling National Bank (as amended, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility currently is scheduled to expire and the Borrowers' loans thereunder will become due on July 6, 2016 (with no early termination fee).

The Sterling Loan Agreement currently requires the Borrowers to pay interest on the loans thereunder equal to the Agent's floating Prime Rate (as defined in such agreement) minus one half of one percent (1/2%) per annum, and a fee on the maximum unused line thereunder equal to one-eighth of one percent (0.125%) per annum.

Revolving Loans of up to $7.5 million are available to the Borrowers under the Sterling Credit Facility based upon the borrowing base formula defined in the Sterling Loan Agreement (principally 85% of "eligible" US and Canadian accounts receivable less certain reserves). The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than the Company's non-Canadian foreign subsidiaries, certain designated domestic subsidiaries, and those subsidiaries' respective equity and assets). The Sterling Credit Facility amendment dated July 1, 2013 eliminated the requirement for a "closed lock box" account with Sterling so that collections are no longer used to automatically pay down the loans under the Sterling Credit Facility and that account is no longer used. Therefore, the Sterling Credit Facility is now classified as long term debt.

The amendment to the Sterling Credit Facility effective as of July 1, 2014, among other things, extended the scheduled term of the Sterling Credit Facility to July 6, 2016 (with no early termination fee), increased the maximum principal amounts of Sterling's Commitment under the Sterling Loan Agreement to $7.5 million, and provided for the amendment and restatement of the Sterling Note with a new $7.5 million note from the Borrowers in replacement of the old notes.

The Sterling Loan Agreement contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments. At March 31, 2015, the Company was in compliance with such covenants.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $900,000 (based upon the exchange rate at March 31, 2015). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement is on a month to month basis at the Company's request. The outstanding balance at March 31, 2015, was approximately $553,000 (Australian) or $426,000 (based on the exchange rate at March 31, 2015).

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of approximately 20.0 million Yen (Japanese) or $168,000. The loan is payable in monthly installments of 238,000 Yen or $2,000 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at March 31, 2015, was approximately 8.3 million Yen or $70,000 (based upon the exchange rate at March 31, 2015).

The China Unilink subsidiary secured a loan with China Construction Bank in the amount of 1.4 million Chinese Yuan Renminbi or appoximately $229,000 (based on the exchange rate at March 31, 2015). The loan is collateralized with the personal property of one of the minority shareholders of Unilink. The loan has an interest rate of 7.2% per annum and a maturity date of February 11, 2016, at which time the full amount outstanding is to be paid in full. The full amount was outstanding as of March 31, 2015.

Summary of Company Credit and Other Debt Facilities (dollars in thousands) :

	March 31, 2015	Interest Rate[1]	December 31, 2014	Interest Rate[2]
Credit Facilities Loan Balance:
United States	$5,354	2.8%	$5,804	2.8%
Australia	426	6.7%	406	7.1%
China	229	7.2%	228	7.2%
	$6,009		$6,438

Other Debt Facility:
Japan Term Loan	$70	0.1%	$75	0.1%

	March 31, 2015	December 31, 2014
Unused Availability:
United States	$1,574	$1,696
Australia	497	573
	$2,071	$2,269

(1)      Based on interest rate at March 31, 2015

(2)      Based on interest rate at December 31, 2014

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

5.          Related-Party Transactions

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Amended and Restated (as of) August 1, 2012 (the "Ethics Code"). Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as the case may be, as well as the ownership, board, executive and other positions held in and services and other  contributions to affiliates of SGRP and its subsidiaries by certain directors, officers or employees of SGRP, any of its subsidiaries or any of their respective family members. The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in clause I.2(l) of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent outside directors.

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

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS") and SPAR InfoTech, Inc. ("SIT") are affiliates of SGRP but are not part of the consolidated Company. Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are the sole stockholders of SBS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS. During 2014 the stockholders of SAS were Mr. Bartels and Mr. Brown, and as of January 1, 2015, Mr. Brown had transferred approximately 84% of his ownership to related parties.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS provided approximately 86% and 82% of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including field force provided by NRS, as defined below) for the three months ended March 31, 2015 and 2014, respectively, and SAS provided approximately 91% and 93% of the direct domestic field administration used by the Company (as a percentage of the total cost for such field administrators) at a total cost for the services of SBS and SAS of approximately $6.6 million for both the three months ended March 31, 2015 and 2014. Pursuant to the terms of the Amended and Restated Field Service Agreement dated as of January 1, 2004, as amended in 2011, the Company received services from SBS through the use of approximately 4,800 field merchandising specialists during the quarter ended March 31, 2015. Pursuant to the terms of the Amended and Restated Field Management Agreement dated as of January 1, 2004, the Company received administrative services from SAS through the use of 54 full-time national, regional and district administrators during the three months ended March 31, 2015. For those services, the Company contracted in the Existing Agreements to pay SBS and SAS on a "Cost Plus Fee" arrangement, which provides that the Company is to pay SBS and SAS for their costs of providing those services plus 4% for 2014 of such costs (the "Cost Plus Fee") while those argreements were in effect (see below). Those costs include all field expenses of SBS (effectively including net workers compensation insurance expense), all payroll and employment tax expenses of SAS and all legal and other administrative expenses paid by either of them. The net total Cost Plus Fee earned by SAS and SBS for services rendered was approximately $133,000 and $255,000 for the three months ended March 31, 2015 and 2014, respectively. In order to obtain and continue its favorable fee arrangement with SBS and SAS, the Company also arranged to provide certain administrative services directly to SBS and SAS without charge, including certain human resource and legal services. The Company believes this arrangement also is more efficient and cost effective. The unaudited value of these services was approximately $163,000 and $106,000 for the three months ended March 31, 2015 and 2014, respectively.

The service agreements with SBS and SAS were scheduled to automatically renew on December 31, 2013, but in order to prevent such automatic renewal and permit renegotiation after the end of 2013, the Company gave SBS and SAS the required notice of non-renewal under those agreements and from time to time has entered into temporary extension agreements with them to temporarily extend the Existing Agreements to November 30, 2014. The parties have had extensive negotiations for over a year, principally over pricing. The Company has most recently offered to pay reduced Cost Plus Fees of 2%, while SBS has most recently proposed a Cost Plus Fee of 2.97% while making certain other adjustments to reimbursable expenses and previous credits (the net of which would effectively be approximately equal to the annual rates previously paid to SBS by the Company), and SAS has most recently proposed a Cost Plus Fee of 4%. Neither party has accepted the other party's proposals. SAS and SBS have stated their intent to continue to provide their services while negotiations continue. As the extension of the existing agreements expired on November 30, 2014, the potential differences between the Company's proposal and the SBS and SAS proposals became potentially relevant from and after December 1, 2014. The difference in the net expense for SBS and SAS proposals when compared to the Company proposals was approximately $52,000 and $22,000 for the three month period ended March 31, 2015.

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such reimbursable costs or Cost Plus Fee during 2014 and 2015 for SBS. However, since SBS is a "Subchapter S" corporation and owned by Messrs. Brown and Bartels, all income from SBS is allocated to them. A similar approach has been taken for SAS, which is partially owned by Mr. Bartels.

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

NRS is expected to provide substantially all of the domestic merchandising specialist field force used by NMS. Pursuant to the terms of the Master Field Services Agreement dated as of August 1, 2013 (the "NRS Services Agreement"), NMS will receive merchandising services from NRS through the use of approximately 294 field merchandising specialists. Prior to that date, NMS received such merchandising services from NMA pursuant to the terms of the substantially similar Field Services Agreement dated as of July 31, 2012, as amended (the "NMA Services Agreement"). For those services, the Company has agreed to reimburse NRS (and NMA before it) for its total costs of providing those services and to pay NRS (and NMA before it) a fee equal to 2% of its total costs (the "Plus 2% Fee"). Those costs include all field and administrative costs and expenses (effectively including net workers compensation insurance expenses) of NRS (and NMA before it) but exclude certain legal and other administrative expenses. Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin are included in such reimbursable costs or Plus 2% Fee.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

NRS (and before that, NMA) provided all of the domestic merchandising specialist field force used by NMS and 4% of all of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including the field force provided by SBS) for both three months ended March 31, 2015 and 2014. The total Plus 2% Fee earned by NRS for services rendered was approximately $5,000 and $10,000 for the three months ended March 31, 2015 and 2014, respectively.

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

The Company continues to purchase services from SBS, SAS, NRS, MPT, MCPT, NDS Tanitim, and NDS Reklam because it believes the value of services it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services. The Company believes it is the largest and most important customer of SBS, SAS, NRS, MPT, MCPT, NDS Tanitim, and NDS Reklam (and from time to time may be their only customer), and accordingly the Company generally has been able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS, NRS, MPT, MCPT, NDS Tanitim, and NDS Reklam than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. SBS, SAS and NRS affiliate contracts and arrangements are annually reviewed and considered for approval  by SGRP's Audit Committee, subject to the ongoing negotiations as described above. MPT, MCPT, NDS Tanitim, and NDS Reklam affiliate contracts are currently scheduled to be reviewed and considered for approval by SGRP's Audit Committee at their August 2015 meeting.

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended March 31,
	2015	2014
Services provided by affiliates:
Field merchandiser services (SBS)	$5,499	$5,459
Field management services (SAS)	$1,113	$1,178
Field merchandiser services (NMA and NRS)	$244	$502
Office and vehicle rental (MPT)	$12	$16
Vehicle rental (MCPT)	$197	$145
Field management services (NDS Tanitim)	$9	$9
Field merchandiser services (NDS Reklam)	$70	$373

Total services provided by affiliates	$7,144	$7,682

Accrued expenses due to affiliates (in thousands):	March 31,	December 31,
	2015	2014
Total accrued expenses due to affiliates	$984	$487

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

6.           Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At March 31, 2015, no shares of SGRP Series A Preferred Stock were issued and outstanding.

7.           Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option and restricted share awards. As of March 31, 2015, approximately 1.3 million SGRP shares were available for Award grants under the amended 2008 Plan.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company recognized $93,000 and $132,500 in stock-based compensation expense relating to stock option Awards during the three month periods ended March 31, 2015 and 2014, respectively. The tax benefit, available to the Company, from stock based compensation expense related to stock options during the three months ended March 31, 2015 and 2014 was approximately $35,500 and $50,400, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of March 31, 2015, total unrecognized stock-based compensation expense related to stock options was $825,900.

During the three months ended March 31, 2015 and 2014, the Company recognized approximately $9,000 and $128,000, respectively, of stock-based compensation expense related to restricted stock. The tax benefit available to the Company, from stock based compensation expense related to restricted stock during the three months ended March 31, 2015 and 2014 was approximately $3,400 and $48,500, respectively. However, since the Company has NOL's available for the next several years, these tx benefits have not been realized as of this report. As of March 31, 2015, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $134,900.

8.            Recent Accounting Pronouncements & Developments

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Management evaluates performance as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue, net:
United States	$10,972	$10,958
International	18,294	17,078
Total revenue	$29,266	$28,036

Operating income (loss):
United States	$(74)	$(264)
International	423	161
Total operating income (loss)	$349	$(103)

Interest expense:
United States	$21	$20
International	37	23
Total interest expense	$58	$43

Other income, net:

United States	$(2)	$-
International	(27)	(45)
Total other income, net	$(29)	$(45)

Income (loss) before income tax expense:
United States	$(93)	$(284)
International	413	183
Total income (loss) before income tax expense	$320	$(101)

Income tax expense:
United States	$-	$-
International	151	119
Total income tax expense	$151	$119

Net income (loss) from continuing operations:
United States	$(93)	$(284)
International	262	64
Total net income (loss) from continuing operations	$169	$(220)

Depreciation and amortization:
United States	$320	$320
International	148	92
Total depreciation and amortization	$468	$412

Capital expenditures:
United States	$494	$297
International	90	61
Total capital expenditures	$584	$358

Note: There were no inter-company sales for 2015 or 2014.

	March 31,	December 31,
	2015	2014
Assets:
United States	$21,688	$21,748
International	20,909	22,822
Total assets	$42,597	$44,570

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended March 31,
	2015		2014
Net international revenues:		% of consolidated net revenue		% of consolidated net revenue
South Africa	$4,891	16.7%	$3,871	13.8%
Mexico	4,181	14.3	4,339	15.5
China	3,028	10.3	1,916	6.8
India	1,911	6.5	1,618	5.8
Canada	1,556	5.3	1,238	4.4
Australia	1,345	4.6	1,454	5.2
Japan	1,201	4.1	2,095	7.5
Turkey	181	0.6	547	2.0
Total international revenue	$18,294	62.4%	$17,078	61.0%

	March 31,	December 31,
	2015	2014
Long lived assets:
United States	$9,530	$9,368
International	2,872	3,243
Total long lived assets	$12,402	$12,611

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

There are "forward-looking statements" contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (this "Quarterly Report"), of SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company"), in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (as filed, the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2015, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders held on May 12, 2015 (as filed, the "Proxy Statement"), which SGRP filed with the SEC on April 20, 2015, and the Company's other filings under applicable law with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws"). The Company's forward-looking statements include, in particular and without limitation, this "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources" in this Quarterly Report, and "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

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

You should not place undue reliance on the Company's forward-looking statements and similar information because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control. The Company's forward-looking statements, risk factors and other risks, cautions and information (whether contained in this Quarterly Report, the Annual Report, the Proxy Statement or any other applicable SEC Report) are based on the information currently available to the Company and speak only as of the date specifically referenced, or if no date is referenced, then as of December 31, 2014, in the case of this Quarterly Report, the Annual Report or the Proxy Statement or the last day of the period covered by any other applicable SEC Report. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Over time, the Company's actual assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievements, results, risks or condition will likely differ from those expressed or implied by the Company's forward-looking statements, and such difference could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

The Company's Domestic and International Geographic Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions. The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the three months ended March 31, 2015 and 2014, and their respective assets as of March 31, 2015 and 2014, is provided above in Note 10 to the Company's Consolidated Financial Statements – Segment Information.

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

1

In September 2012, the Company, through its subsidiary in South Africa (SGRP Meridian), entered into a joint venture agreement to expand its operations in South Africa.  SGRP Meridian owns a 51% ownership interest in the new company; CMR Meridian (Pty) Ltd. ("CMR-Meridian").  (See Note 5 to the Consolidated Financial Statements – Related-Party Transactions).

2

In June 2011, the Company sold 49% of its interest in its Indian subsidiary to KROGNOS Integrated Marketing Services Private Limited. In March 2013, the Company purchased a 51% interest in a new subsidiary in India, Preceptor Marketing Services Private Limited, which began operations in March 2013.

3

In August 2013, the Company sold its 51% ownership in its active Romania subsidiary to SPAR InfoTech, Inc. (See Note 5 to the Consolidated Financial Statements – Related-Party Transactions). The Company continues to have one Romanian subsidiary that is 100% owned and is inactive.

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

5	In November 2011, the Company started a new 51% owned subsidiary to compete in this important market. (See Note 5 to the Consolidated Financial Statements – Related-Party Transactions).
6

In September 2012, the Company established a new subsidiary, National Merchandising Services, LLC, ("NMS") 51% owned by the Company, with its principal office in Georgia. In March 2013, the Company purchased general merchandising service and certain in-store audit service businesses from Market Force Information, Inc. ("MFI").

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2015, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on April 15, 2015.

Results of Operations

Three months ended March 31, 2015, compared to three months ended March 31, 2014

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2015		2014
	$	%	$	%
Net revenues	$29,266	100.0%	$28,036	100.0%
Cost of revenues	22,353	76.4	21,806	77.8
Gross profit	6,913	23.6	6,230	22.2
Selling, general & administrative expense	6,096	20.8	5,921	21.1
Depreciation & amortization	468	1.6	412	1.5
Operating income (loss)	349	1.2	(103)	(0.4)
Interest expense, net	58	0.2	43	0.2
Other income, net	(29)	(0.1)	(45)	(0.2)
Income (loss) before income taxes	320	1.1	(101)	(0.4)
Income tax expense	151	0.5	119	0.4
Net income (loss)	169	0.6	(220)	(0.8)
Net income attributable to non-controlling interest	243	0.8	149	0.5
Net income (loss) attributable to Spar Group, Inc.	$(74)	(0.2)%	$(369)	(1.3)%

SPAR Group, Inc. and Subsidiaries

Net Revenues

Net revenues for the three months ended March 31, 2015, were $29.3 million, compared to $28.0 million for the three months ended March 31, 2014, an increase of $1.3 million or 4.4%.

Domestic net revenues totaled $11.0 million in the three months ended March 31, 2015, compared to $10.9 million for the same period in 2014.

International net revenues totaled $18.3 million for the three months ended March 31, 2015, compared to $17.1 million for the same period in 2014, an increase of $1.2 million or 7.1%. The increase in net revenues was primarily due to incremental revenue from the integration of the acquisition in China and increased revenue in South Africa, Canada, and India, partially offset by lower revenue in Japan, Mexico, Australia and Turkey. Foreign currency had a $4.8 million or 26.2% negative impact.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 76.4% of its net revenues for the three months ended March 31, 2015, and 77.8% of its net revenues for the three months ended March 31, 2014.

Domestic cost of revenues was 69.2% of net revenues for the three months ended March 31, 2015, and 72.2% of net revenues for the three months ended March 31, 2014. The decrease in cost of revenues as a percentage of net revenues of 3 percentage points was due primarily to a favorable mix of project work compared to last year. For the three months ended March 31, 2015 and 2014, approximately 87% and 84%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively, and approximately 4% and 8% of the Company's domestic cost of revenues for the three months ended March 31, 2015 and 2014, respectively, resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"), and prior to August 1, 2013, National Merchandising of America, Inc. ("NMA") (See Note 5 to the Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenues decreased to 80.7% of net revenues for the three months ended March 31, 2015, compared to 81.3% of net revenues for the three months ended March 31, 2014. The cost of revenue percentage decrease of 0.6% was primarily due to lower cost margin business in South Africa, Japan, and Turkey partially offset by higher cost margin business in Mexico and India.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $6.1 million and $5.9 million for the three months ended March 31, 2015 and 2014, respectively.

Domestic selling, general and administrative expenses totaled $3.1 million for three months ended March 31, 2015, compared to $3.0 million for the three months ended March 31, 2014. The increase of $100,000 was primarily due to salaries and related costs.

International selling, general and administrative expenses totaled $3.0 million for the three months ended March 31, 2015, compared to $2.9 million for the same period in 2014. The increase of approximately $100,000 was primarily attributable to an increase in South Africa and the acquisition in China, partially offset by decreases in Japan, Mexico, Canada, and Australia.

SPAR Group, Inc. and Subsidiaries

Depreciation and Amortization

Depreciation and amortization charges totaled $468,000 for the three months ended March 31, 2015, and $412,000 for the same period in 2014.

Interest Expense

The Company's net interest expense was $58,000 and $43,000 for the three months ended March 31, 2015 and 2014, respectively.

Other Income

Other income totaled $29,000 and $45,000 for the three months ended March 31, 2015 and 2014, respectively.

Income Taxes

The income tax provision totaled $151,000 for the three months ended March 31, 2015 and $119,000 for the three months ended March 31, 2014.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $243,000 and $149,000 for the three months ended March 31, 2015 and 2014, respectively.

Net Loss

The Company reported net loss of $74,000 for the three months ended March 31, 2015, or $0.00 per diluted share, compared to a net loss of $369,000, or $0.02 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the three months ended March 31, 2015, the Company had a net income before non-controlling interest of $169,000.

Net cash provided by operating activities was $1.4 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. The net cash provided by operating activities was primarily due to a decrease in accounts receivable and prepaid expenses, partially offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2015, and March 31, 2014, was approximately $600,000 and $400,000, respectively. The net cash used in investing activities in 2015 was due to fixed asset additions.

Net cash used in financing activities for the three months ended March 31, 2015, and March 31, 2014, was approximately $400,000 and $700,000, respectively. Net cash used in financing activities was primarily a result of payments on lines of credit.

The above activity resulted in a decrease in cash and cash equivalents for the three months ended March 31, 2015 of $90,000.

At March 31, 2015, the Company had net working capital of $15.8 million, as compared to net working capital of $16.5 million at December 31, 2014. The Company's current ratio was 2.1 at both March 31, 2015 and December 31, 2014.

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Division) and in its International (non-U.S.) subsidiaries (i.e., the International Division). At March 31, 2015, the Company's outstanding lines of credit and other debt totaled approximately $6.1 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	2.8%	$5,354
International	0.1%-7.2%	725
		$6,079
(1)	Based on interest rate at March 31, 2015.
(2)	Based on exchange rate at March 31, 2015.

The Company has foreign currency exposure associated with its international subsidiaries. In both 2015 and 2014, these exposures are primarily concentrated in the South African Rand, the Canadian Dollar, the Mexican Peso, the Australian Dollar and the Japanese Yen.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of March 31, 2015.

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

SPAR Group, Inc. and Subsidiaries

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's first quarter of its 2015 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. See Note 9 to Consolidated Financial Statements – Commitments and Contingencies.

Item 1A.      Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2015 (the "2014 Annual Report"), which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since those reports.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a): Not applicable

Item 2(b): Not applicable

Item 2(c): Not applicable

Item 3.      Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.

Item 3(b): Defaults under Preferred Stock: None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

10.1	Sixth Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of July 1, 2014, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such loan agreement as of such amendment date (as filed herewith).

10.2	Amended and Restated Secured Revolving Loan Note dated as of July 1, 2014, in the original maximum principal amount of $7,500,000 issued to Sterling National Bank by SPAR Group, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such note, pursuant to (and governed by) the Sterling Loan Agreement as amended (as filed herewith).

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Date: May 14, 2015	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory