Form 10-Q
period 2015-06-30
SPAR GROUP INC
filed 2015-08-14
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2015.

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

☐ Yes    ☒ No

On August 5, 2015, there were 20,557,321 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:     FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$5,726	$4,382
Accounts receivable, net	23,354	26,245
Deferred income taxes	436	464
Prepaid expenses and other current assets	765	868
Total current assets	30,281	31,959

Property and equipment, net	2,446	2,175
Goodwill	1,800	1,800
Intangible assets, net	2,837	3,149
Deferred income taxes	5,507	5,134
Other assets	213	353
Total assets	$43,084	$44,570

Liabilities and equity
Current liabilities:
Accounts payable	$3,911	$4,011
Accrued expenses and other current liabilities	6,849	8,149
Accrued expenses due to affiliates	1,004	487
Deferred income taxes	1,882	1,540
Customer deposits	582	659
Lines of credit	666	658
Total current liabilities	14,894	15,504
Long-term debt and other liabilities	5,142	5,855
Total liabilities	20,036	21,359

Commitments and Contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598 Issued and outstanding shares– None – June 30, 2015 and December 31, 2014	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued shares – 20,680,717 – June 30, 2015 and December 31, 2014 Outstanding shares – 20,571,479 – June 30, 2015 and 20,559,054 – December 31, 2014	207	207
Treasury stock, at cost 109,238 shares – June 30, 2015 and 121,663 shares – December 31, 2014	(159)	(183)
Additional paid-in capital	15,692	15,519
Accumulated other comprehensive loss	(2,306)	(1,556)
Retained earnings	4,724	4,770
Total SPAR Group, Inc. equity	18,158	18,757
Non-controlling interest	4,890	4,454
Total equity	23,048	23,211
Total liabilities and equity	$43,084	$44,570

Note:

The Balance Sheet at December 31, 2014, is excerpted from the consolidated audited financial statements as of that date but does not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues	$29,467	$30,924	$58,733	$58,960
Cost of revenues	22,299	23,225	44,652	45,030
Gross profit	7,168	7,699	14,081	13,930

Selling, general and administrative expense	6,179	6,271	12,275	12,193
Depreciation and amortization	476	418	944	830
Operating income	513	1,010	862	907

Interest expense	82	41	140	84
Other expense (income), net	(33)	(68)	(60)	(113)
Income before income tax expense	464	1,037	782	936

Income tax expense	200	233	351	352
Net income	264	804	431	584
Net income attributable to non-controlling interest	235	227	477	376
Net income loss income attributable to SPAR Group, Inc.	$29	$577	$(46)	$208

Basic and diluted income (loss) per common share:	$–	$0.03	$–	$0.01

Weighted average common shares – basic	20,568	20,613	20,565	20,585

Weighted average common shares – diluted	21,572	21,709	20,565	21,762

Net income	$264	$804	$431	$584
Other comprehensive (loss) income:
Foreign currency translation adjustments	(86)	92	(750)	45
Comprehensive income (loss)	178	896	(319)	629
Comprehensive (loss) attributable to non-controlling interest	(235)	(227)	(477)	(376)
Comprehensive (loss) income attributable to SPAR Group, Inc.	$(57)	$669	$(796)	$253

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2015	20,681	$207	122	$(183)	$15,519	$(1,556)	$4,770	$4,454	$23,211

Share-based compensation	–	–	–	–	208	–	–	–	208
Exercise of stock options	–	–	(9)	15	(11)	–	–	–	4
Reissued treasury shares – RSU's	–	–	(18)	29	(24)	–	–	–	5
Purchase of treasury shares	–	–	14	(20)	–	–	–	–	(20)
Other changes to non-controlling interest	–	–	–	–	–	–	–	(41)	(41)
Other comprehensive loss	–	–	–	–	–	(750)	–	–	(750)
Net (loss) income	–	–	–	–	–	–	(46)	477	431
Balance at June 30, 2015	20,681	$207	109	$(159)	$15,692	$(2,306)	$4,724	$4,890	$23,048

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$431	$584
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	944	830
Bad debt expense, net of recoveries	40	59
Share based compensation	208	375
Changes in operating assets and liabilities, net of business acquisitions and disposition:
Accounts receivable	2,737	(2,795)
Prepaid expenses and other assets	240	(100)
Accounts payable	(100)	(333)
Accrued expenses, other current liabilities and customer deposits	(855)	1,932
Net cash provided by operating activities	3,645	552
Investing activities
Purchases of property and equipment and capitalized software	(905)	(674)
Net cash used in investing activities	(905)	(674)
Financing activities
Net (payments) borrowing on lines of credit	(693)	2,043
Proceeds from stock options exercised	4	21
Payments on term debt	(12)	(14)
Payments on capital lease obligations	–	(65)
Purchase of treasury shares	(20)	(21)
Distribution to local investors	(41)	–
Net cash (used in) provided by financing activities	(762)	1,964

Effect of foreign exchange rate changes on cash	(634)	43
Net change in cash and cash equivalents	1,344	1,885
Cash and cash equivalents at beginning of year	4,382	2,814
Cash and cash equivalents at end of period	$5,726	$4,699
Supplemental disclosure of cash flows information
Interest paid	$142	$67
Income taxes paid	$83	$175

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

The unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2015 (the "2014 Annual Report"), and SGRP's Proxy Statement for its 2015 Annual Meeting of Stockholders as filed with the SEC on April 20, 2015 (the "2015 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2014 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2015 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE OFFICERS, COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year.

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

As of June 30, 2015, the Company operates in 9 countries and divides its operations into two reportable segments: its Domestic Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.     Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$29	$577	$(46)	$208

Denominator:
Weighted average shares used in basic net income per share calculation	20,568	20,613	20,565	20,585
Weighted average shares used in diluted net income per share calculation	21,572	21,709	20,565	21,762

Basic and diluted net income (loss) per common share	–	0.03	–	0.01

For the six month period ended June 30, 2015, 1,016,000 vested and non-vested stock options were not included in the calculation because they would have had an anti-dilutive effect.

4.     Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries, (namely SPAR Marketing Force, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc. and SPAR Canada Company) (together with SGRP, the "Borrowers"), are parties to a Revolving Loan and Security Agreement dated as of July 6, 2010, as amended (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $7.5 million (see below) to Sterling National Bank (as amended, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility currently is scheduled to expire and the Borrowers' loans thereunder will become due on July 6, 2016 (with no early termination fee).

The Sterling Loan Agreement currently requires the Borrowers to pay interest on the loans thereunder equal to the Agent's floating Prime Rate (as defined in such agreement) minus one half of one percent (0.5%) per annum, and a fee on the maximum unused line thereunder equal to one-eighth of one percent (0.125%) per annum.

Revolving loans of up to $7.5 million are available to the Borrowers under the Sterling Credit Facility based upon the borrowing base formula defined in the Sterling Loan Agreement (principally 85% of "eligible" US and Canadian accounts receivable less certain reserves). The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than the Company's non-Canadian foreign subsidiaries, certain designated domestic subsidiaries, and those subsidiaries' respective equity and assets). The Sterling Credit Facility amendment dated July 1, 2013, eliminated the requirement for a "closed lock box" account with Sterling so that collections are no longer used to automatically pay down the loans under the Sterling Credit Facility and that account is no longer used. As such, the Sterling Credit Facility is now classified as long term debt.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Sterling Loan Agreement contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments. At June 30, 2015, the Company was in compliance with such covenants.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $919,000 (based upon the exchange rate at June 30, 2015). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement is on a month to month basis at the Company's request. The outstanding balance at June 30, 2015, was approximately $538,000 (Australian) or $412,000 (based on the exchange rate at June 30, 2015).

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of approximately 20.0 million Yen (Japanese) or $162,000. The loan is payable in monthly installments of 238,000 Yen or $1,900 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at June 30, 2015, was approximately 7.6 million Yen or $62,000 (based upon the exchange rate at June 30, 2015).

The China Unilink subsidiary secured a loan with China Construction Bank in the amount of 1.4 million Chinese Yuan Renminbi or approximately $230,000 (based on the exchange rate at June 30, 2015). The loan is collateralized with the personal property of one of the minority shareholders of Unilink. The loan has an interest rate of 7.2% per annum and a maturity date of February 11, 2016, at which time the full amount outstanding is to be paid in full. The full amount was outstanding as of June 30, 2015.

Summary of Company Credit and Other Debt Facilities (dollars in thousands) :

	June 30, 2015		Interest Rate[1]	December 31, 2014		Interest Rate[2]
Credit Facilities Lines of Credit:	Short- Term	Long- Term		Short- Term	Long- Term
United States	$–	$5,104	2.8%	$–	$5,804	2.8%
Australia	412	–	6.5%	406	–	7.1%
Total	$412	$5,104		$406	$5,804

Term Loans:
Japan	$24	$38	0.1%	$24	$51	0.1%
China	230	–	7.2%	228	–	7.2%
Total	$254	$38		$252	$51

Total Debt	$666	$5,142		$658	$5,855

Unused Availability:	June 30, 2015	December 31, 2014
United States	$2,396	$1,696
Australia	507	573
Total Unused Availability	$2,903	$2,269

(1)      Based on interest rate at June 30, 2015

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

5.     Related-Party Transactions

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Amended and Restated (as of) August 13, 2015 (the "Ethics Code"). The Ethics Code is intended to promote and reward honest, ethical, respectful and professional conduct by each Covered Person (as defined in the Ethics Code in his or her position with the Company anywhere in the world, including (among other things) serving each customer, dealing with each vendor and treating each other with integrity and respect, and behaving honestly, ethically and professionally with each customer, each vendor, each other and the Company. Article II of the Ethics Code specifically prohibits various forms of self-dealing and collusion and Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as the case may be, as well as the ownership, board, executive and other positions held in and services and other contributions to affiliates of SGRP and its subsidiaries by certain directors, officers or employees of SGRP, any of its subsidiaries or any of their respective family members. The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in clause I.2(l) of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent outside directors.

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

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS") and SPAR InfoTech, Inc. ("SIT") are affiliates of SGRP but are not part of the consolidated Company. Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are the sole stockholders of SBS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS. During 2014 the stockholders of SAS were Mr. Bartels and Mr. Brown, and as of January 1, 2015, Mr. Brown had transferred approximately 84% of his ownership to parties related to Mr. Brown.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS, through the use as needed of up to 9,000 of its available field merchandising specialists, provided approximately 84% and 78% of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including field force provided by NRS, as defined below) for the six months ended June 30, 2015 and 2014, respectively, and SAS, through the use of its 56 full-time national, regional and district administrators, provided approximately 90% and 93% of the direct domestic field administration used by the Company (as a percentage of the total cost for such field administrators). In addition to these field service expenses, both SBS and SAS also incur other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses paid by either of them. The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and the legal and other expenses paid directly by the Company on behalf of both SBS and SAS, was $13.3 million and $13.7 million, for the six months ended June 30, 2015 and 2014, respectively. SBS's legal expense was approximately $267,000 for the six months ended June 30, 2015, which expense was included in such total cost as a result of SBS assuming direct payment of such legal expense on January 1, 2015. On a comparable basis, the legal expense paid by the Company on behalf of SBS under its Existing Agreement was $265,000 for the six months ended June 30, 2014. The Company also provides human resource services to SBS and SAS of approximately $65,000 for both the six months ended June 30, 2015 and 2014, respectively.

Pursuant to the terms of the Amended and Restated Field Service Agreement with SBS dated as of January 1, 2004, as amended in 2011, and the Amended and Restated Field Management Agreement with SAS dated as of January 1, 2004 (each an "Existing Agreement"), defined reimbursable expenses and the "Cost Plus Fee" arrangement which provides that the Company is to pay SBS and SAS for their costs of providing those services plus a fixed percentage of such costs (the "Cost Plus Fee"). The Cost Plus Fee percentage markup was 4.0% in each Existing Agreement. The parties have had extensive negotiations respecting replacement agreements for over a year, principally over pricing. The Company and SBS have agreed in principle to reduce the Cost Plus Fee to 2.97% for SBS while making certain other adjustments to SBS's reimbursable expenses and previous credits (the net effect of which would effectively be approximately equal to the effective annual rates previously paid to SBS by the Company); and the Company and SAS are in discussions to reduce the Cost Plus Fee; which in each case the Company would like to be effective as of January 1, 2015, and would be subject to contractual terms and provisions reasonably acceptable to the parties (each a "Pending Agreement"). In negotiating SBS's Pending Agreement, the Company in principle has accepted a greater Cost Plus Fee for SBS than NRS (see below) because of the substantial non-reimbursable efforts of Mr. Brown in personally administering the legal affairs of SBS and has agreed that the field expenses of SBS included for net workers compensation insurance expense would not be less than zero (thus effectively eliminating certain surplus insurance reimbursement credits previously available under SBS's Existing Agreement).

The Company recorded the SBS and SAS expenses at Cost Plus Fee of 2.0% since December 1, 2014 (reflecting its negotiating position). The differences in the net expense for SBS and SAS under the Existing Agreements (at a Cost Plus Fee of 4.0%) when compared to the Company's recorded expenses for them (which were accrued in reserves by the Company) were approximately $101,000 and $44,000, respectively, for the six month period ended June 30, 2015. Upon finalization of the Pending Agreements, the Company's reserves will be adjusted accordingly, and the total SBS expenses as adjusted will be approximately the same (including the effect of such changes in reimbursable expenses and previous credits).

No salary reimbursements for Mr. Brown or Mr. Bartels are included in such reimbursable costs or Cost Plus Fee during 2014 and 2015. However, since SBS is a "Subchapter S" corporation and owned by Messrs. Brown and Bartels, all income from SBS is allocated to them. A similar approach has been taken for SAS, which is partially owned by Mr. Bartels and parties related to Mr. Brown.

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

NRS (and before that, NMA) provided all of the domestic merchandising specialist field force used by NMS and 4% and 10% of all of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including the field force provided by SBS) for the six months ended June 30, 2015 and 2014, respectively. The total Plus 2% Fee earned by NRS for services rendered was approximately $11,000 and $27,000 for the six months ended June 30, 2015 and 2014, respectively.

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Brian Mason, Mr. Garry Bristow, and Mr. Adrian Wingfield. Mr. Mason is President and a director and Mr. Bristow is an officer and director of Meridian. Mr. Mason is also an officer and director and 50% shareholder of Merhold Property Trust ("MPT"). Mr. Mason and Mr. Bristow are both officers and directors and both own 50% of Merhold Cape Property Trust ("MCPT"). MPT owns the building where Meridian is headquartered and also owns two vehicles both of which are subleased to Meridian. MCPT provides a fleet of 126 vehicles to Meridian under a 4 year lease program. These leases are provided to Meridian at local market rates included in the summary table below.

SGRP NDS Tanitim Ve Danismanlik A.S. ("NDS") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by Mr. Medet Yilmaz and Ms. Nurgül Yilmaz. Mr. Yilmaz is President and a director and Ms. Yilmaz is an officer and director of NDS. They are both officers and directors of NDS Tanitim Danismanlik Hizmetleri Gida Tekstil Turizm Pazarlama Ticaret Limited Sirketi ("NDS Tanitim") and NDS Reklam Tanitim Ve Danismanlik Hizmetleri Pazarlama Ticaret Limited Sirketi ("NDS Reklam"). Mr. and Ms. Yilmaz, in total, own 40% of NDS Tanitim and NDS Reklam. NDS Tanitim provides NDS field administration services while NDS Reklam provides NDS field merchandising services both at local market rates.

The Company continues to purchase services from SBS, SAS, NRS, MPT, MCPT, NDS Tanitim, and NDS Reklam because it believes the value of services it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services. The Company believes it is the largest and most important customer of SBS, SAS, NRS, MPT, MCPT, NDS Tanitim, and NDS Reklam (and from time to time may be their only customer), and accordingly the Company generally has been able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS, NRS, MPT, MCPT, NDS Tanitim, and NDS Reklam than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. SBS, SAS and NRS affiliate contracts and arrangements are annually reviewed and considered for approval by SGRP's Audit Committee, subject to the ongoing negotiations as described above. MPT, MCPT, NDS Tanitim, and NDS Reklam affiliate contracts are currently scheduled to be reviewed and considered for approval by SGRP's Audit Committee at their November 2015 meeting.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Services provided by affiliates:
Field merchandiser expenses* (SBS)	$5,193	$5,593	$10,693	$11,053
Field administration expenses* (SAS)	$1,140	$1,127	$2,253	$2,305
Field merchandiser expenses* (NMA and NRS)	$323	$857	$567	$1,359
Office and vehicle rental expenses (MPT)	$30	$33	$41	$47
Vehicle rental expenses (MCPT)	$361	$301	$560	$437
Field administration expenses* (NDS Tanitim)	$6	$11	$15	$20
Field merchandiser expenses* (NDS Reklam)	$47	$241	$117	$614

Total services provided by affiliates	$7,100	$8,163	$14,246	$15,835

* Includes substantially all overhead (in the case of SAS, SBS and NRS), or related overhead, plus any applicable markup.

Accrued expenses due to affiliates (in thousands):	June 30,	December 31,
	2015	2014
Total accrued expenses due to affiliates	$1,004	$487

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

6.      Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At June 30, 2015, no shares of SGRP Series A Preferred Stock were issued and outstanding.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

7.	Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option and restricted share awards. As of June 30, 2015, approximately 1.3 million SGRP shares were available for Award grants under the amended 2008 Plan.

The Company recognized $187,000 and $253,000 in stock-based compensation expense relating to stock option Awards during the six month periods ended June 30, 2015 and 2014, respectively. The tax benefit, available to the Company, from stock based compensation expense related to stock options during the six months ended June 30, 2015 and 2014 was approximately $71,000 and $96,000, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of June 30, 2015, total unrecognized stock-based compensation expense related to stock options was $732,000.

During the six months ended June 30, 2015 and 2014, the Company recognized approximately $21,000 and $129,000, respectively, of stock-based compensation expense related to restricted stock. The tax benefit, available to the Company, from stock based compensation expense related to restricted stock during the six months ended June 30, 2015 and 2014 was approximately $8,000 and $49,000, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of June 30, 2015, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $174,000.

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

May 2014

The FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2018.

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

9.	Commitments and Contingencies

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

Management evaluates performance as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
United States	$11,105	$12,641	$22,077	$23,599
International	18,362	18,283	36,656	35,361
Total revenue	$29,467	$30,924	$58,733	$58,960

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Operating income:
United States	$317	$561	$244	$297
International	196	449	618	610
Total operating income	$513	$1,010	$862	$907

Interest expense:
United States	$20	$20	$41	$39
International	62	21	99	45
Total interest expense	$82	$41	$140	$84

Other expense (income), net:
United States	–	–	–	$1
International	(33)	(68)	(60)	(114)
Total other (income), net	$(33)	$(68)	$(60)	$(113)

Income before income tax expense:
United States	$297	$541	$203	$257
International	167	496	579	679
Total income before income tax expense	$464	$1,037	$782	$936

Income tax expense:
United States	$(9)	–	$(9)	–
International	209	233	360	352
Total income tax expense	$200	$233	$351	$352

Net income (loss) from continuing operations:

United States	$306	$541	$212	$257
International	(42)	263	219	327
Total net income from continuing operations	$264	$804	$431	$584

Depreciation and amortization:
United States	$342	$323	$661	$643
International	134	95	283	187
Total depreciation and amortization	$476	$418	$944	$830

Capital expenditures:
United States	$211	$216	$705	$513
International	111	100	200	161
Total capital expenditures	$322	$316	$905	$674

Note: There were no inter-company sales for 2015 or 2014.

	June 30,	December 31,
	2015	2014
Assets:
United States	$21,631	$21,748
International	21,453	22,822
Total assets	$43,084	$44,570

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
International revenue:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
South Africa	$5,330	18.1%	$4,099	13.3%	$10,221	17.4%	$7,970	13.5%
Mexico	3,933	13.3	4,859	15.7	8,114	13.8	9,198	15.6
China	3,487	11.8	829	2.7	6,515	11.1	2,745	4.7
India	1,705	5.8	1,644	5.3	3,616	6.2	3,262	5.5
Japan	1,400	4.8	2,657	8.6	2,601	4.4	4,752	8.1
Canada	1,249	4.2	1,977	6.4	2,805	4.8	3,215	5.5
Australia	1,142	3.9	1,621	5.2	2,487	4.2	3,075	5.2
Turkey	116	0.4	597	1.9	297	0.5	1,144	1.9
Total international revenue	$18,362	62.3%	$18,283	59.1%	$36,656	62.4%	$35,361	60.0%

	June 30,	December 31,
	2015	2014
Long lived assets:
United States	$9,822	$9,368
International	2,981	3,243
Total long lived assets	$12,803	$12,611

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the six months ended June 30, 2015 (this "Quarterly Report"), contains "forward-looking statements" made by SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company") and was filed on August 14, 2015, by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward looking statements" contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2014 (as filed, the "Annual Report"), as filed with the SEC on April 15, 2015, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders held on May 12, 2015 (as filed, the "Proxy Statement"), which SGRP filed with the SEC on April 20, 2015, and SGRP's Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws").

The Company's forward-looking statements also include, in particular and without limitation, those made in the "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources" in this Quarterly Report, and those made in "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

You should carefully consider all forward-looking statements, risk factors and the other risks, cautions and information made, contained or noted in or incorporated by reference into this Quarterly Report, the Annual Report, the Proxy Statement and the other applicable SEC Reports that could cause the Company's actual performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition to differ materially from the performance or condition planned, intended, estimated or otherwise expected by the Company (collectively, "expectations") and described in the information in the Company's forward-looking and other statements, whether express or implied, as those expectations are based upon the Company's plans, intentions, expectations and estimates and (although the Company believes them to be reasonable) involve known and unknown risks, uncertainties and other unpredictable factors (many of which are beyond the Company's control) that could cause those expectations to fail to occur or be realized or such actual performance or condition to be materially and adversely different from the Company's expectations.

Although the Company believes that its plans, intentions, estimates and other expectations reflected or implied in such forward-looking statements are reasonable, the Company cannot assure you that such plans, intentions, estimates or other expectations will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part. You should carefully review the risk factors described in the Annual Report (See Item 1A – Risk Factors) and any other risks, cautions or information made, contained or noted in or incorporated by reference into this Quarterly Report, the Annual Report, the Proxy Statement or other applicable SEC Report. All forward-looking and other statements or information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other risks, cautions and information.

You should not place undue reliance on the Company's forward-looking statements and similar information because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond its control. The Company's forward-looking statements, risk factors and other risks, cautions and information (whether contained in this Quarterly Report, the Annual Report, the Proxy Statement or any other applicable SEC Report) are based on the information currently available to the Company and speak only as of the date specifically referenced, or if no date is referenced, then in the case of the Annual Report or the Proxy Statement as of December 31, 2014, and in the case of this Quarterly Report or other applicable SEC Report the last day of the period covered by it. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Over time, the Company's actual performance and condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievements, results, risks, trends or condition will likely differ from those expressed or implied by the Company's applicable forward-looking statements, risk factors and other risks, cautions and information, and such difference could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

The Company's Domestic and International Geographic Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions. The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the three and six months ended June 30, 2015 and 2014, and their respective assets as of June 30, 2015 and 2014, is provided above in Note 10 to the Company's Consolidated Financial Statements – Segment Information.

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

Primary Territory	Date Established	SGRP Percentage Ownership		Principal Office Location
United States of America	1979	100%		White Plains, New York, United States of America[5]
Japan	May 2001	100%		Tokyo, Japan
Canada	June 2003	100%		Toronto, Canada
South Africa	April 2004	51	% [1]	Durban, South Africa
India	April 2004	51	% [2]	New Delhi, India
Australia	April 2006	51%		Melbourne, Australia
China	March 2010	51	% [3]	Shanghai, China
Mexico	August 2011	51%		Mexico City, Mexico
Turkey	November 2011	51	% [4]	Istanbul, Turkey

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

4	In November 2011, the Company started a new 51% owned subsidiary to compete in this important market. (See Note 5 to the Consolidated Financial Statements – Related-Party Transactions).
5

In September 2012, the Company established a new subsidiary, National Merchandising Services, LLC, ("NMS") 51% owned by the Company, with its principal office in Georgia. In March 2013, the Company purchased general merchandising service and certain in-store audit service businesses from Market Force Information, Inc. ("MFI").

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2015, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on April 15, 2015.

Results of Operations

Three months ended June 30, 2015, compared to three months ended June 30, 2014

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2015		2014
	$	%	$	%
Net revenues	$29,467	100.0%	$30,924	100.0%
Cost of revenues	22,299	75.7	23,225	75.1
Gross profit	7,168	24.3	7,699	24.9
Selling, general & administrative expense	6,179	21.0	6,271	20.3
Depreciation & amortization	476	1.6	418	1.4
Operating income	513	1.7	1,010	3.2
Interest expense, net	82	0.2	41	0.1
Other income, net	(33)	(0.1)	(68)	(0.2)
Income before income taxes	464	1.6	1,037	3.3
Income tax expense	200	0.7	233	0.8
Net income	264	0.9	804	2.5
Net income attributable to non-controlling interest	235	0.8	227	0.7
Net income attributable to SPAR Group, Inc.	$29	0.1%	$577	1.8%

Net Revenues

Net revenues for the three months ended June 30, 2015, were $29.5 million, compared to $30.9 million for the three months ended June 30, 2014, a decrease of $1.4 million or 4.7%.

SPAR Group, Inc. and Subsidiaries

Domestic net revenues totaled $11.1 million in the three months ended June 30, 2015, compared to $12.6 million for the same period in 2014. The decrease is related to underperformance with two smaller service offerings.

International net revenues totaled $18.4 million for the three months ended June 30, 2015, compared to $18.3 million for the same period in 2014, an increase of $100,000 or 0.5%. The increase in net revenues was primarily due to incremental revenue from the integration of the acquisition in China and increased revenue in South Africa, and India, partially offset by lower revenue in Japan, Mexico, Australia and Turkey. Foreign currency had a $2.4 million or 12.9% negative impact on revenue growth year over year.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 75.7% of its net revenues for the three months ended June 30, 2015, and 75.1% of its net revenues for the three months ended June 30, 2014.

Domestic cost of revenues was 68.4% of net revenues for the three months ended June 30, 2015, and 68.6% of net revenues for the three months ended June 30, 2014. The decrease in cost of revenues as a percentage of net revenues of 0.2 percentage points was due primarily to a favorable mix of project work compared to last year. For the three months ended June 30, 2015 and 2014, approximately 83% and 78%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively, and approximately 4% and 10% of the Company's domestic cost of revenues for the three months ended June 30, 2015 and 2014, respectively, resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"), and prior to August 1, 2013, National Merchandising of America, Inc. ("NMA") (See Note 5 to the Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenues increased to 80.1% of net revenues for the three months ended June 30, 2015, compared to 79.6% of net revenues for the three months ended June 30, 2014. The cost of revenue percentage increase of 0.5% was primarily due to higher cost margin business in Mexico, China, Australia, Canada, and India partially offset by lower cost margin business in South Africa and Japan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $6.2 million and $6.3 million for the three months ended June 30, 2015 and 2014, respectively.

Domestic selling, general and administrative expenses totaled $2.8 million for three months ended June 30, 2015, compared to $3.1 million for the three months ended June 30, 2014. The decrease of approximately $300,000 was primarily due to lower travel and legal expenses.

International selling, general and administrative expenses totaled $3.4 million for the three months ended June 30, 2015, compared to $3.2 million for the same period in 2014. The increase of approximately $200,000 was primarily attributable to an increase in South Africa in support of its revenue growth and the acquisition in China, partially offset by decreases in Japan, Turkey, and Australia.

Depreciation and Amortization

Depreciation and amortization charges totaled $476,000 for the three months ended June 30, 2015, and $418,000 for the same period in 2014.

 SPAR Group, Inc. and Subsidiaries

Interest Expense

The Company's net interest expense was $82,000 and $41,000 for the three months ended June 30, 2015 and 2014, respectively. The increase was primarily due to the impact of the China Unilink acquisition.

Other Income

Other income totaled $33,000 and $68,000 for the three months ended June 30, 2015 and 2014, respectively.

Income Taxes

The income tax provision totaled $200,000 for the three months ended June 30, 2015 and $233,000 for the three months ended June 30, 2014.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $235,000 and $227,000 for the three months ended June 30, 2015 and 2014, respectively.

Net Income

The Company reported net income of $29,000 for the three months ended June 30, 2015, or $0.00 per diluted share, compared to $577,000, or $0.03 per diluted share, for the corresponding period last year.

Six months ended June 30, 2015, compared to six months ended June 30, 2014

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2015		2014
	$	%	$	%
Net revenues	$58,733	100.0%	$58,960	100.0%
Cost of revenues	44,652	76.0	45,030	76.4
Gross profit	14,081	24.0	13,930	23.6
Selling, general & administrative expense	12,275	20.9	12,193	20.7
Depreciation & amortization	944	1.6	830	1.4
Operating income	862	1.5	907	1.5
Interest expense, net	140	0.2	84	0.1
Other income, net	(60)	(0.1)	(113)	(0.2)
Income before income taxes	782	1.4	936	1.6
Income tax expense	351	0.6	352	0.6
Net income	431	0.8	584	1.0
Net income attributable to non-controlling interest	477	0.8	376	0.6
Net (loss) income attributable to SPAR Group, Inc.	$(46)	(0.0%)	$208	0.4%

Net Revenues

Net revenues for the six months ended June 30, 2015, were $58.7 million, compared to $59.0 million for the six months ended June 30, 2014, a decrease of approximately $300,000 or 0.4%.

SPAR Group, Inc. and Subsidiaries

Domestic net revenues totaled $22.1 million in the six months ended June 30, 2015, compared to $23.6 million for the same period in 2014. The decrease is related to underperformance with two smaller service offerings.

International net revenues totaled $36.6 million for the six months ended June 30, 2015, compared to $35.4 million for the same period in 2014, an increase of $1.2 million or 3.7%. The increase in net revenues was primarily due to incremental revenue from the integration of the acquisition in China and increased revenue in South Africa, and India, partially offset by lower revenue in Japan, Mexico, Australia, Turkey, and Canada. Foreign currency had a $5.1 million or 14.5% negative impact on revenue growth year over year.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 76.0% of its net revenues for the six months ended June 30, 2015, and 76.4% of its net revenues for the six months ended June 30, 2014.

Domestic cost of revenues was 68.8% of net revenues for the six months ended June 30, 2015, and 70.3% of net revenues for the six months ended June 30, 2014. The decrease in cost of revenues as a percentage of net revenues of 1.5 percentage points was due primarily to a favorable mix of project work compared to last year. For the six months ended June 30, 2015 and 2014, approximately 85% and 81%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively, and approximately 4% and 8% of the Company's domestic cost of revenues for the six months ended June 30, 2015 and 2014, respectively, resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"), and prior to August 1, 2013, National Merchandising of America, Inc. ("NMA") (See Note 5 to the Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenues was 80.4% of net revenues for both six month periods ended June 30, 2015 and June 30, 2014. This was primarily due to lower cost margin business in South Africa, Japan, and Turkey offset by higher cost margin business in Mexico, India, Australia, and Canada.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $12.3 million and $12.2 million for the six months ended June 30, 2015 and 2014, respectively.

Domestic selling, general and administrative expenses totaled $6.0 million for six months ended June 30, 2015, compared to $6.1 million for the six months ended June 30, 2014. The net decrease of approximately $100,000 was primarily due to lower travel partially offset by higher salaries and related costs.

International selling, general and administrative expenses totaled $6.3 million for the six months ended June 30, 2015, compared to $6.1 million for the same period in 2014. The increase of approximately $200,000 was primarily attributable to an increase in South Africa and the acquisition in China, partially offset by decreases in Japan, Mexico, Canada, Australia, and Turkey.

Depreciation and Amortization

Depreciation and amortization charges totaled $944,000 for the six months ended June 30, 2015, and $830,000 for the same period in 2014.

 SPAR Group, Inc. and Subsidiaries

Interest Expense

The Company's net interest expense was $140,000 and $84,000 for the six months ended June 30, 2015 and 2014, respectively.

Other Income

Other income totaled $60,000 and $113,000 for the six months ended June 30, 2015 and 2014, respectively. The decrease was primarily due to lower administration and management fees.

Income Taxes

The income tax provision totaled $351,000 for the six months ended June 30, 2015 and $352,000 for the six months ended June 30, 2014.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $477,000 and $376,000 for the six months ended June 30, 2015 and 2014, respectively.

Net (Loss) Income

The Company reported net loss of $46,000 for the six months ended June 30, 2015, or $0.00 per diluted share, compared to a net income of $208,000, or $0.01 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the six months ended June 30, 2015, the Company had a net income before non-controlling interest of $431,000.

Net cash provided by operating activities was $3.6 million and $552,000 for the six months ended June 30, 2015 and 2014, respectively. The net cash provided by operating activities was primarily due to a decrease in accounts receivable and prepaid expenses, partially offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2015, and June 30, 2014, was approximately $905,000 and $674,000, respectively. The net cash used in investing activities in 2015 was due to fixed asset additions.

Net cash used in financing activities for the six months ended June 30, 2015 was approximately $762,000, compared to net cash provided by financing activities of $2.0 million for the six months ended June 30, 2014. Net cash used in financing activities was primarily a result of payments on lines of credit.

The above activity resulted in an increase in cash and cash equivalents for the six months ended June 30, 2015 of $1.3 million.

At June 30, 2015, the Company had net working capital of $15.4 million, as compared to net working capital of $16.5 million at December 31, 2014. The Company's current ratio was 2.0 at June 30, 2015, compared to 2.1 at December 31, 2014.

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

SPAR Group, Inc. and Subsidiaries

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Division) and in its International (non-U.S.) subsidiaries (i.e., the International Division). At June 30, 2015, the Company's outstanding lines of credit and other debt totaled approximately $5.8 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)	US Dollars (2)
United States	2.8%	$5,104
International	0.1%-7.2%	704
		$5,808
(1)	Based on interest rate at June 30, 2015.
(2)	Based on exchange rate at June 30, 2015.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of June 30, 2015.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's second quarter of its 2015 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a): The Company approved an extension on their previously reported Stock Repurchase Plan until  August 2018 and increased the total amount that could be purchased to 532,000 shares.

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

Date: August 14, 2015	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory