Form 10-Q
period 2015-09-30
SPAR GROUP INC
filed 2015-11-16
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________.

Commission file number: 0-27824

SPAR Group, Inc.
(Exact name of registrant as specified in its charter)
Delaware	33-0684451
State of Incorporation	IRS Employer Identification No.

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

 ☐ Yes    ☒ No

On November 1, 2015, there were 20,552,897 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,210	$4,382
Accounts receivable, net	21,306	26,245
Deferred income taxes	416	464
Prepaid expenses and other current assets	605	868
Total current assets	28,537	31,959

Property and equipment, net	2,450	2,175
Goodwill	1,800	1,800
Intangible assets, net	2,693	3,149
Deferred income taxes	5,579	5,134
Other assets	522	353
Total assets	$41,581	$44,570

Liabilities and equity
Current liabilities:
Accounts payable	$3,608	$4,011
Accrued expenses and other current liabilities	6,474	8,149
Accrued expenses due to affiliates	705	487
Deferred income taxes	1,822	1,540
Customer deposits	721	659
Lines of credit	884	658
Total current liabilities	14,214	15,504
Long-term debt and other liabilities	5,138	5,855
Total liabilities	19,352	21,359

Commitments and Contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598
Issued and outstanding shares– None – September 30, 2015 and December 31, 2014	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued shares – 20,680,717 – September 30, 2015 and December 31, 2014	207	207
Outstanding shares – 20,540,922 – September 30, 2015 and 20,559,054 – December 31, 2014	–	–
Treasury stock, at cost 139,795 shares – September 30, 2015 and 121,663 shares – December 31, 2014	(198)	(183)
Additional paid-in capital	15,755	15,519
Accumulated other comprehensive loss	(2,969)	(1,556)
Retained earnings	4,633	4,770
Total SPAR Group, Inc. equity	17,428	18,757
Non-controlling interest	4,801	4,454
Total equity	22,229	23,211
Total liabilities and equity	$41,581	$44,570

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$28,269	$31,009	$87,002	$89,969
Cost of revenues	21,555	23,703	66,206	68,733
Gross profit	6,714	7,306	20,796	21,236

Selling, general and administrative expense	6,014	6,329	18,289	18,522
Depreciation and amortization	471	430	1,414	1,260
Operating income	229	547	1,093	1,454

Interest expense	47	44	187	128
Other (income) expense, net	(8)	(89)	(68)	(202)
Income before income tax expense	190	592	974	1,528

Income tax expense	83	21	435	373
Net income	107	571	539	1,155
Net income attributable to non-controlling interest	(199)	(188)	(676)	(565)
Net (loss) income attributable to SPAR Group, Inc.	$(92)	$383	$(137)	$590

Basic and diluted (loss) income per common share:	$–	$0.02	$(0.01)	$0.03

Weighted average common shares – basic	20,556	20,584	20,562	20,585

Weighted average common shares – diluted	20,556	21,525	20,562	21,687

Net income	$107	$571	$539	$1,155
Other comprehensive (loss) income:
Foreign currency translation adjustments	(663)	(423)	(1,413)	(378)
Comprehensive (loss) income	(556)	148	(874)	777
Comprehensive (loss) attributable to non-controlling interest	(199)	(188)	(676)	(565)
Comprehensive (loss) income attributable to SPAR Group, Inc.	$(755)	$(40)	$(1,550)	$212

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Interest	Equity
Balance at January 1, 2015	20,681	$207	122	$(183)	$15,519	$(1,556)	$4,770	$4,454	$23,211

Share-based compensation	–	–	–	–	306	–	–	–	306
Exercise of stock options	–	–	(44)	69	(45)	–	–	–	24
Reissued treasury shares – RSU's	–	–	(16)	25	(25)	–	–	–	–
Purchase of treasury shares	–	–	78	(109)	–	–	–	–	(109)
Other changes to non-controlling interest	–	–	–	–	–	–	–	(329)	(329)
Other comprehensive loss	–	–	–	–	–	(1,413)	–	–	(1,413)
Net (loss) income	–	–	–	–	–	–	(137)	676	539
Balance at September 30, 2015	20,681	$207	140	$(198)	$15,755	$(2,969)	$4,633	$4,801	$22,229

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$539	$1,155
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,414	1,260
Bad debt expense, net of recoveries	409	162
Share based compensation	306	534
Changes in operating assets and liabilities, net of business acquisitions and disposition:
Accounts receivable	4,244	(384)
Prepaid expenses and other assets	(21)	(47)
Accounts payable	(403)	(572)
Accrued expenses, other current liabilities and customer deposits	(1,395)	2,394
Net cash provided by operating activities	5,093	4,502

Investing activities
Purchases of property and equipment and capitalized software	(1,238)	(1,084)
Purchase of Unilink	–	(375)
Net cash used in investing activities	(1,238)	(1,459)

Financing activities
Net (payments) borrowing on lines of credit	(473)	241
Proceeds from stock options exercised	24	53
Payments on term debt	(18)	(19)
Payments on capital lease obligations	–	(87)
Purchase of treasury shares	(109)	(169)
Distribution to non-controlling investors	(329)	–
Net cash (used in) provided by financing activities	(905)	19

Effect of foreign exchange rate changes on cash	(1,122)	(254)
Net change in cash and cash equivalents	1,828	2,808
Cash and cash equivalents at beginning of year	4,382	2,814
Cash and cash equivalents at end of period	$6,210	$5,622

Supplemental disclosure of cash flows information
Interest paid	$176	$103
Income taxes paid	$114	$324

Supplemental disclosure of non-cash activities
Liability related to acquisition of Unilink subsidiary	$–	$375
Increase in non-controlling interest attributable to acquisition of Unilink subsidiary	$–	$720

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited, consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC") on April 15, 2015 (the "2014 Annual Report"), and SGRP's Proxy Statement for its 2015 Annual Meeting of Stockholders as filed with the SEC on April 20, 2015 (the "2015 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2014 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2015 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE OFFICERS, COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year.

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

As of September 30, 2015, the Company operates in 9 countries and divides its operations into two reportable segments: its Domestic Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income attributable to SPAR Group, Inc.	$(92)	$383	$(137)	$590

Denominator:
Weighted average shares used in basic net income per share calculation	20,556	20,584	20,562	20,585
Weighted average shares used in diluted net income per share calculation	20,556	21,525	20,562	21,687

Basic and diluted net (loss) income per common share	–	0.02	(0.01)	0.03

For the three and nine month periods ended September 30, 2015, 1,008,000 and 1,016,000 vested and non-vested stock options were not included in the calculation because they would have had an anti-dilutive effect.

4.	Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries, (namely SPAR Marketing Force, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc. and SPAR Canada Company) (together with SGRP, the "Borrowers"), are parties to a Revolving Loan and Security Agreement dated as of July 6, 2010, as amended (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $8.5 million (see below) to Sterling National Bank (as amended, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility as amended effective September 28, 2015 currently is scheduled to expire and the Borrowers' loans thereunder will become due on July 6, 2017 (with no early termination fee).

The Sterling Loan Agreement currently requires the Borrowers to pay interest on the loans thereunder equal to the Agent's floating Prime Rate (as defined in such agreement) minus one half of one percent (0.5%) per annum, and a fee on the maximum unused line thereunder equal to one-eighth of one percent (0.125%) per annum.

Revolving loans of up to $8.5 million are available to the Borrowers under the Sterling Credit Facility based upon the borrowing base formula defined in the Sterling Loan Agreement (principally 85% of "eligible" US and Canadian accounts receivable less certain reserves). The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than the Company's non-Canadian foreign subsidiaries, certain designated domestic subsidiaries, and those subsidiaries' respective equity and assets).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The amendment to the Sterling Credit Facility effective as of September 28, 2015, among other things, extended the scheduled term of the Sterling Credit Facility to July 6, 2017 (with no early termination fee), increased the maximum principal amounts of Sterling's commitment under the Sterling Loan Agreement to $8.5 million, and provided for the amendment and restatement of the Sterling Note with a new $8.5 million note from the Borrowers in replacement of the old notes and made other changes to its covenant and collateral formulas.

The Sterling Loan Agreement contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments. At September 30, 2015, the Company was in compliance with such covenants.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $837,000 USD (based upon the exchange rate at September 30, 2015). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement is on a month to month basis at the Company's request. The outstanding balance at September 30, 2015, was approximately $917,000 (Australian) or $640,000 USD (based on the exchange rate at September 30, 2015).

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of approximately 20.0 million Yen (Japanese) or $168,000 USD. The loan is payable in monthly installments of 238,000 Yen or $2,000 USD at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at September 30, 2015, was approximately 6.9 million Yen or $58,000 USD (based upon the exchange rate at September 30, 2015).

The China Unilink subsidiary secured a loan with China Construction Bank in the amount of 1.4 million Chinese Yuan Renminbi or approximately $220,000 USD (based on the exchange rate at September 30, 2015). The loan is collateralized with the personal property of one of the minority shareholders of Unilink. The loan has an interest rate of 7.2% per annum and a maturity date of February 11, 2016, at which time the full amount outstanding is to be paid in full. The full amount was outstanding as of September 30, 2015.

Summary of Company Credit and Other Debt Facilities (dollars in thousands) :

Credit Facilities	September 30, 2015		Interest Rate[1]	December 31, 2014		Interest Rate[2]
Lines of Credit:	Short- Term	Long- Term		Short- Term	Long- Term
United States	$–	$5,104	2.8%	$–	$5,804	2.8%
Australia	640	–	6.5%	406	–	7.1%
Total	$640	$5,104		$406	$5,804

Term Loans:
Japan	$24	$34	0.1%	$24	$51	0.1%
China	220	–	7.2%	228	–	7.2%
Total	$244	$34		$252	$51

Total Debt	$884	$5,138		$658	$5,855

	September 30, 2015	December 31, 2014
Unused Availability:
United States	$2,065	$1,696
Australia	198	573
Total Unused Availability	$2,263	$2,269

(1)	Based on interest rate at September 30, 2015
(2)	Based on interest rate at December 31, 2014

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS, through the use as needed of up to 9,000 of its available field merchandising specialists, provided approximately 83% and 80% of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including field force provided by NRS, as defined below) for the nine months ended September 30, 2015 and 2014, respectively, and SAS, through the use of its 56 full-time national, regional and district administrators, provided approximately 90% and 93% of the direct domestic field administration used by the Company (as a percentage of the total cost for such field administrators). In addition to these field service expenses, both SBS and SAS also incur other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses paid by either of them. The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and the legal and other expenses paid directly by the Company on behalf of both SBS and SAS, was $19.5 million and $20.5 million, for the nine months ended September 30, 2015 and 2014, respectively.

Pursuant to the terms of the Amended and Restated Field Service Agreement with SBS dated as of January 1, 2004, as amended in 2011, and the Amended and Restated Field Management Agreement with SAS dated as of January 1, 2004 (each an "Prior Agreement"), defined reimbursable expenses and established the "Cost Plus Fee" arrangement where the Company paid SBS and SAS for their costs of providing those services plus a fixed percentage of such reimbursable expenses (the "Cost Plus Fee"). The Cost Plus Fee percentage markup was 4.0% reimbursable expenses in each Prior Agreement. The parties have had negotiations respecting replacement agreements since the Prior Agreements expired on November 30, 2014, primarily with SBS. The Company and SBS have agreed in principle to reduce the Cost Plus Fee to 2.94% for SBS while making certain other adjustments to SBS's reimbursable expenses and previous credits for the nine month period ended September 30, 2015. The Company's net expense for SBS services during that period would have been approximately the same if the Cost Plus Fee of 4% and previous credits under the Prior Agreement, that expired on November 30, 2014, had been used instead. New agreements are being prepared, which in each case would be subject to contractual terms and provisions reasonably acceptable to the parties (each a "Pending Agreement").

No salary reimbursements for Mr. Brown or Mr. Bartels have been included in such reimbursable expenses or Cost Plus Fee during 2014 and 2015, as they were not permitted under the Prior Agreements and have not been authorized by the Audit Committee (as required under related party transaction rules) since those agreements ended. However, since SBS is a "Subchapter S" corporation and owned by Messrs. Brown and Bartels, all income from SBS is allocated to them. A similar approach has been taken for SAS, which is partially owned by Mr. Bartels and parties related to Mr. Brown.

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

NRS is expected to provide substantially all of the domestic merchandising specialist field force used by NMS. Pursuant to the terms of the Master Field Services Agreement dated as of August 1, 2013 (the "NRS Services Agreement"), NMS will receive merchandising services from NRS through the use of approximately 317 field merchandising specialists. For those services, the Company has agreed to reimburse NRS for its total costs of providing those services and to pay NRS a fee equal to 2% of its total costs (the "Plus 2% Fee"). Those costs include all field and administrative costs and expenses (effectively including net workers compensation insurance expenses) of NRS but exclude certain legal and other administrative expenses. Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin are included in such reimbursable costs or Plus 2% Fee.

NRS provided substantially all of the domestic merchandising specialist field force used by NMS and 5% and 9% of all of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including the field force provided by SBS) for the nine months ended September 30, 2015 and 2014, respectively. The total Plus 2% Fee earned by NRS for services rendered was approximately $20,000 and $38,000 for the nine months ended September 30, 2015 and 2014, respectively.

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Brian Mason, Mr. Garry Bristow, and Mr. Adrian Wingfield. Mr. Mason is President and a director and Mr. Bristow is an officer and director of Meridian. Mr. Mason is also an officer and director and 50% shareholder of Merhold Property Trust ("MPT"). Mr. Mason and Mr. Bristow are both officers and directors and both own 50% of Merhold Cape Property Trust ("MCPT"). Mr. Mason, Mr. Bristow and Mr. Wingfield are all officers and own 46.7%, 20% and 33.3%, respectively of Merhold Holding Trust ("MHT") which provides similar services like MPT. MPT owns the building where Meridian is headquartered and also owns two vehicles both of which are subleased to Meridian. MCPT provides a fleet of 126 vehicles to Meridian under a 4 year lease program. These leases are provided to Meridian at local market rates included in the summary table below.

SGRP NDS Tanitim Ve Danismanlik A.S. ("NDS") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by Mr. Medet Yilmaz and Ms. Nurgül Yilmaz. Mr. Yilmaz is President and a director and Ms. Yilmaz is an officer and director of NDS. They are both officers and directors of NDS Tanitim Danismanlik Hizmetleri Gida Tekstil Turizm Pazarlama Ticaret Limited Sirketi ("NDS Tanitim") and NDS Reklam Tanitim Ve Danismanlik Hizmetleri Pazarlama Ticaret Limited Sirketi ("NDS Reklam"). Mr. and Ms. Yilmaz, in total, own 40% of NDS Tanitim and NDS Reklam. NDS Tanitim provided NDS field administration services while NDS Reklam provided NDS field merchandising services both at local market rates through May 2015 at which time NDS assumed these service responsibilities.

SPAR Todopromo is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Juan F. Medina Domenzain, Juan Medina Staines, Julia Cesar Hernandez Vanegas, and Jorge Medina Staines. Mr. Juan F. Medina Domenzain is an officer and director of SPAR Todopromo and is also majority shareholder (90%) of CONAPAD ("CON") which supplies administrative and operational consulting support to SPAR Todopromo in 2015.

The Company continues to purchase services from SBS, SAS, NRS, MPT, MCPT, MHT, NDS Tanitim, NDS Reklam and CON because it believes the value of services it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services. The Company believes it is the largest and most important customer of SBS, SAS, NRS, MPT, MCPT, MHT, NDS Tanitim, NDS Reklam and CON (and from time to time may be their only customer), and accordingly the Company generally has been able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS, NRS, MPT, MCPT, MHT, NDS Tanitim, NDS Reklam and CON than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. SBS, SAS and NRS affiliate contracts and arrangements are annually reviewed and considered for approval by SGRP's Audit Committee, subject to the ongoing negotiations as described above.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Services provided by affiliates:
Field merchandiser expenses* (SBS)	$4,905	$5,605	$15,699	$16,658
Field administration expenses* (SAS)	$1,080	$1,056	$3,334	$3,361
Field merchandiser expenses* (NRS)	$471	$546	$1,038	$1,905
Office and vehicle rental expenses (MPT)	$29	$16	$70	$49
Vehicle rental expenses (MCPT)	$548	$156	$1,108	$457
Office and vehicle rental expenses (MHT)	$30	$30	$90	$90
Field administration expenses* (NDS Tanitim)	$–	$11	$15	$31
Field merchandiser expenses* (NDS Reklam)	$–	$241	$117	$855
Consulting and administrative services (CON)	$89	$–	$283	$–

Total services provided by affiliates	$7,152	$7,661	$21,754	$23,406
*	Includes substantially all overhead (in the case of SAS, SBS and NRS), or related overhead, plus any applicable markup.

Accrued expenses due to affiliates (in thousands):	September 30,	December 31,
	2015	2014
Total accrued expenses due to affiliates	$705	$487

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

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At September 30, 2015, no shares of SGRP Series A Preferred Stock were issued and outstanding.

7.	Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option, restricted share awards, and performance stock units. As of September 30, 2015, approximately 1.3 million SGRP shares were available for Award grants under the amended 2008 Plan.

The Company recognized $119,000 and $153,000 in stock-based compensation expense relating to stock option Awards during the three month periods ended September 30, 2015 and 2014, respectively. The tax benefit, available to the Company, from stock based compensation expense related to stock options during the three months ended September 30, 2015 and 2014 was approximately $45,000 and $58,000, respectively. The company recognized $271,000 and $406,000 in stock based compensation relating to stock option Awards during the nine month periods ended September 30, 2015 and 2014, respectively. The tax benefit to the Company, from stock based compensation expense related to stock options during the nine months ended September 30, 2015 and 2014 and was approximately $103,000 and 154,000, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of September 30, 2015, total unrecognized stock-based compensation expense related to stock options was $604,500.

During the three months ended September 30, 2015 and 2014, the Company recognized approximately $15,000 and $6,000, respectively, of stock-based compensation expense related to restricted stock. The tax benefit, available to the Company, from stock based compensation expense related to restricted stock during the three months ended September 30, 2015 and 2014 was approximately $5,600 and $2,300, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized approximately $35,000 and $135,000, respectively, of stock-based compensation expense related to restricted stock. The tax benefit, available to the Company, from stock based compensation expense related to restricted stock during the nine months ended September 30, 2015 and 2014 was approximately $13,300 and $51,300, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of September 30, 2015, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $155,200.

8.	Recent Accounting Pronouncements & Developments

September 2015

The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU also requires an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective within annual periods beginning on or after December 15, 2015, including interim periods within that reporting period, and will be applied prospectively to measurement-period adjustments that occur after the effective date of this ASU.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

August 2015

The FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that debt issuance costs related to a line-of-credit arrangement can be presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. An entity should apply this new guidance on a retrospective basis and is required to comply with applicable disclosures for a change in an accounting principle. These standards will result in a balance sheet reclassification and require related disclosure revisions in the Company’s financial statements. The Company is currently evaluating the impact of its pending adoption of ASU 2015-15 on its consolidated financial statements.

July 2015

The FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017 for public entities. ASU 2014-09 may be applied either retrospectively or as a cumulative effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently assessing the method under which it will adopt and the potential impact of adopting ASU 2014-09 on its financial position, results of operations, cash flows and/or disclosures.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Management evaluates performance as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
United States	$10,706	$11,666	$32,783	$35,265
International	17,563	19,343	54,219	54,704
Total revenue	$28,269	$31,009	$87,002	$89,969

Operating income (loss):
United States	$63	$557	$309	$852
International	166	(10)	784	602
Total operating income	$229	$547	$1,093	$1,454

Interest expense:
United States	$25	$22	$66	$62
International	22	22	121	66
Total interest expense	$47	$44	$187	$128

Other (income) expense, net:
United States	$–	$–	$–	$–
International	(8)	(89)	(68)	(202)
Total other (income), net	$(8)	$(89)	$(68)	$(202)

Income before income tax expense:
United States	$38	$535	$243	$790
International	152	57	731	738
Total income before income tax expense	$190	$592	$974	$1,528

Income tax expense (benefit):
United States	$(66)	$93	$(74)	$93
International	149	(72)	509	280
Total income tax expense	$83	$21	$435	$373

Net income from continuing operations:
United States	$104	$442	$317	$697
International	3	129	222	458
Total net income from continuing operations	$107	$571	$539	$1,155

Depreciation and amortization:
United States	$344	$321	$1,004	$964
International	127	109	410	296
Total depreciation and amortization	$471	$430	$1,414	$1,260

Capital expenditures:
United States	$213	$252	$918	$765
International	119	158	320	319
Total capital expenditures	$332	$410	$1,238	$1,084

Note: There were no inter-company sales for 2015 or 2014.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	September 30,	December 31,
	2015	2014
Assets:
United States	$21,187	$21,748
International	20,394	22,822
Total assets	$41,581	$44,570

Geographic Data (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
International revenue:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
South Africa	$4,968	17.6%	$4,388	14.2%	$15,189	17.5%	$12,358	13.7%
Mexico	3,962	14.0	4,983	16.1	12,076	13.9	14,181	15.8
China	3,682	13.0	3,046	9.8	10,197	11.7	5,791	6.4
India	1,385	4.9	1,850	6.0	5,001	5.7	5,112	5.7
Canada	1,368	4.8	1,643	5.3	4,173	4.8	4,858	5.4
Japan	1,306	4.6	1,338	4.3	3,907	4.5	6,090	6.8
Australia	829	2.9	1,366	4.4	3,316	3.8	4,441	4.9
Turkey	63	0.2	729	2.4	360	0.4	1,873	2.1
Total international revenue	$17,563	62.0%	$19,343	62.5%	$54,219	62.3%	$54,704	60.8%

	September 30,	December 31,
	2015	2014
Long lived assets:
United States	$9,888	$9,368
International	3,156	3,243
Total long lived assets	$13,044	$12,611

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 (this "Quarterly Report"), contains "forward-looking statements" made by SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company") and was filed on TBD, 2015, by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward looking statements" contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2014 (as filed, the "Annual Report"), as filed with the SEC on April 15, 2015, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders held on May 12, 2015 (as filed, the "Proxy Statement"), which SGRP filed with the SEC on April 20, 2015, and SGRP's Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws").

The forward-looking statements made by the Company in this Quarterly Report may include (without limitation) any expectations, guidance or other information respecting the pursuit or achievement of the Company's five corporate objectives (growth, customer value, employee development, productivity & efficiency, and earnings per share), building upon the Company's strong foundation, leveraging compatible global opportunities, improving on the value we already deliver to customers, our growing client base, continuing balance sheet strength, customer contract expansion, growing revenues and becoming profitable through organic growth and acquisitions, attracting new business that will increase SPAR Group's revenues, improving product mix, continuing to maintain or reduce costs and consummating any transactions. The Company's forward-looking statements also include, in particular and without limitation, those made in the "Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources" in this Quarterly Report, and those made in "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

You should carefully consider (and not place undue reliance on) the Company's forward-looking statements, risk factors and the other risks, cautions and information made, contained or noted in or incorporated by reference into this Quarterly Report, the Annual Report, the Proxy Statement and the other applicable SEC Reports that could cause the Company's actual performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition to differ materially from the performance or condition planned, intended, expected, estimated or otherwise expected by the Company (collectively, "expectations") and described in the information in the Company's forward-looking and other statements, whether express or implied. Although the Company believes them to be reasonable, those expectations involve known and unknown risks, uncertainties and other unpredictable factors (many of which are beyond the Company's control) that could cause those expectations to fail to occur or be realized or such actual performance or condition to be materially and adversely different from the Company's expectations. In addition, new risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its expectations will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

SPAR Group, Inc. and Subsidiaries

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

The Company's Domestic and International Geographic Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions. The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the three and nine months ended September 30, 2015 and 2014, and their respective assets as of September 30, 2015 and 2014, is provided above in Note 10 to the Company's Consolidated Financial Statements – Segment Information.

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

Primary Territory	Date Established	SGRP Percentage Ownership		Principal Office Location
United States of America	1979	100%		White Plains, New York, United States of America
Japan	May 2001	100%		Tokyo, Japan
Canada	June 2003	100%		Toronto, Canada
South Africa	April 2004	51%		Durban, South Africa
India	April 2004	51%		New Delhi, India
Australia	April 2006	51%		Melbourne, Australia
China	March 2010	51	% [1]	Shanghai, China
Mexico	August 2011	51%		Mexico City, Mexico
Turkey	November 2011	51%		Istanbul, Turkey

1	In August 2014, the Company, through its subsidiary in Hong Kong, SPAR China Ltd., in conjunction with its minority partner in SPAR Shanghai, purchased certain business assets, fixed assets and merchandising teams of three companies in China (collectively Unilink). As consideration for the purchase, Unilink was paid in cash and 20% ownership in SPAR Shanghai. SGRP’s ownership interest in SPAR Shanghai remained at 51%.

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2015, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on April 15, 2015.

Results of Operations

Three months ended September 30, 2015, compared to three months ended September 30, 2014

SPAR Group, Inc. and Subsidiaries

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2015		2014
	$	%	$	%
Net revenues	$28,269	100.0%	$31,009	100.0%
Cost of revenues	21,555	76.2	23,703	76.4
Gross profit	6,714	23.8	7,306	23.6
Selling, general & administrative expense	6,014	21.3	6,329	20.4
Depreciation & amortization	471	1.7	430	1.4
Operating income	229	0.8	547	1.8
Interest expense, net	47	0.1	44	0.1
Other (income) expense, net	(8)	0.0	(89)	(0.3)
Income before income taxes	190	0.7	592	2.0
Income tax expense	83	0.3	21	0.1
Net income	107	0.4	571	1.9
Net income attributable to non-controlling interest	199	0.7	188	0.6
Net (loss) income attributable to SPAR Group, Inc.	$(92)	(0.3)%	$383	1.3%

Net Revenues

Net revenues for the three months ended September 30, 2015, were $28.3 million, compared to $31.0 million for the three months ended September 30, 2014, a decrease of $2.7 million or 8.8%. The decline is directly attributable to the negative $2.9 million impact due to foreign currency translation year over year.

Domestic net revenues totaled $10.7 million in the three months ended September 30, 2015, compared to $11.7 million for the same period in 2014. The change is related to a decline in a smaller service offering, and a decline in syndicated service.

International net revenues totaled $17.6 million for the three months ended September 30, 2015, compared to $19.3 million for the same period in 2014, a decrease of $1.7 million or 9.2%. The decrease in net revenues was primarily due to lower revenue in Japan, Mexico, Australia and Turkey, partially offset by incremental revenue from the integration of the acquisition in China and increased revenue in South Africa and India. Foreign currency had a $2.9 million or 15.0% negative impact on international revenue growth year over year.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 76.2% of its net revenues for the three months ended September 30, 2015, and 76.4% of its net revenues for the three months ended September 30, 2014.

Domestic cost of revenues was 69.7% of net revenues for the three months ended September 30, 2015, and 67.6% of net revenues for the three months ended September 30, 2014. The decrease in cost of revenues as a percentage of net revenues of 2.1 percentage points was due primarily to an unfavorable mix of project work compared to the same period last year. For the three months ended September 30, 2015 and 2014, approximately 80% and 84%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively, and approximately 6% and 7% of the Company's domestic cost of revenues for the three months ended September 30, 2015 and 2014, respectively, resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS") (See Note 5 to the Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenues decreased to 80.3% of net revenues for the three months ended September 30, 2015, compared to 81.7% of net revenues for the three months ended September 30, 2014. The cost of revenue decrease of 1.4 percentage points was primarily due to a mix of lower cost margin business in South Africa and China, partially offset by a mix of higher cost margin business in Mexico, Australia and Canada.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $6.0 million and $6.3 million for the three months ended September 30, 2015 and 2014, respectively.

Domestic selling, general and administrative expenses totaled $2.8 million for three months ended September 30, 2015, compared to $2.9 million for the three months ended September 30, 2014. The decrease of approximately $100,000 was primarily due to lower travel expenses.

International selling, general and administrative expenses totaled $3.2 million for the three months ended September 30, 2015, compared to $3.4 million for the same period in 2014. The decrease of approximately $200,000 was primarily attributable to decreases in Japan, Turkey, Australia, Mexico and South Africa, partially offset by an increase in China due primarily to an increase in the accounts receivable reserve of $252,000 due to an uncertainty of collectability of certain balances. While the Company continues to investigate and evaluate the collectability of these receivables in its China subsidiary, it was determined that the appropriate action at this time was to fully reserve these outstanding balances.

Depreciation and Amortization

Depreciation and amortization charges totaled $471,000 for the three months ended September 30, 2015, and $430,000 for the same period in 2014. The increase was primarily due to the amortization of the intangible asset related to the China Unilink acquisition in mid 2014.

Interest Expense

The Company's net interest expense was $47,000 and $44,000 for the three months ended September 30, 2015 and 2014, respectively. The increase was primarily due to the impact of the China Unilink acquisition.

Other Income

Other income totaled $8,000 and $89,000 for the three months ended September 30, 2015 and 2014, respectively. The decrease was due to various activity in Mexico in 2014.

Income Taxes

The income tax provision totaled $83,000 for the three months ended September 30, 2015 and $21,000 for the three months ended September 30, 2014.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $199,000 and $188,000 for the three months ended September 30, 2015 and 2014, respectively.

Net (Loss) Income

The Company reported a net loss of $92,000 for the three months ended September 30, 2015, or $0.00 per diluted share, compared to a net income of $383,000, or $0.02 per diluted share, for the corresponding period last year. Contributing to the loss for the third quarter was a one-time bad debt reserve charge (net of minority interest) of $128,000.

SPAR Group, Inc. and Subsidiaries

Nine months ended September 30, 2015, compared to nine months ended September 30, 2014

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2015		2014
	$	%	$	%
Net revenues	$87,002	100.0%	$89,969	100.0%
Cost of revenues	66,206	76.1	68,733	76.4
Gross profit	20,796	23.9	21,236	23.6
Selling, general & administrative expense	18,289	21.0	18,522	20.6
Depreciation & amortization	1,414	1.6	1,260	1.4
Operating income	1,093	1.3	1,454	1.6
Interest expense, net	187	0.2	128	0.1
Other (income) expense, net	(68)	(0.1)	(202)	(0.2)
Income before income taxes	974	1.2	1,528	1.7
Income tax expense	435	0.5	373	0.4
Net income	539	0.7	1,155	1.3
Net income attributable to non-controlling interest	676	0.8	565	0.6
Net (loss) income attributable to SPAR Group, Inc.	$(137)	(0.1)%	$590	0.7%

Net Revenues

Net revenues for the nine months ended September 30, 2015, were $87.0 million, compared to $90.0 million for the nine months ended September 30, 2014, a decrease of approximately $3.0 million or 3.3%. The decline is directly attributable to the negative $6.7 million impact due to foreign currency translation year over year.

Domestic net revenues totaled $32.8 million in the nine months ended September 30, 2015, compared to $35.3 million for the same period in 2014. The change is related to a decline in a small service offering and a decline in syndicated service.

International net revenues totaled $54.2 million for the nine months ended September 30, 2015, compared to $54.7 million for the same period in 2014, a decrease of $0.5 million or 0.9%. The decrease in net revenues was due to negative foreign exchange impact of $6.7 million (primarily South Africa, Canada, Australia, Japan, and Mexico) partially offset by higher volume of $6.2 million (primarily South Africa and China).

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 76.1% of its net revenues for the nine months ended September 30, 2015, and 76.4% of its net revenues for the nine months ended September 30, 2014.

Domestic cost of revenues was 69.1% of net revenues for the nine months ended September 30, 2015, and 69.4% of net revenues for the nine months ended September 30, 2014. The decrease in cost of revenues as a percentage of net revenues of 0.3 percentage points was due primarily to a favorable mix of project work compared to the same period last year. For the nine months ended September 30, 2015 and 2014, approximately 84% and 82%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively, and approximately 5% and 8% of the Company's domestic cost of revenues for the nine months ended September 30, 2015 and 2014, respectively, resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS").

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues was 80.3% and 80.9% of net revenues for the nine month periods ended September 30, 2015 and September 30, 2014, respectively. This was primarily due to a mix of lower cost margin business in South Africa, Japan, and Turkey partially offset by a mix of higher cost margin business in Mexico, India, Australia, and Canada.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $18.3 million and $18.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Domestic selling, general and administrative expenses totaled $8.8 million for nine months ended September 30, 2015, compared to $9.0 million for the nine months ended September 30, 2014. The net decrease of approximately $200,000 was primarily due to lower travel, bad debt expense and professional services, partially offset by higher salaries and related costs.

International selling, general and administrative expenses totaled $9.5 million for both nine months ended September 30, 2015 and 2014. Included in 2015 is an accounts receivable reserve of $252,000 due to an uncertainty of collectability of certain balances for our China subsidiary discussed above.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.4 million for the nine months ended September 30, 2015, and $1.3 million for the same period in 2014. The increase was primarily due to the impact of the China Unilink intangible amortization.

Interest Expense

The Company's net interest expense was $187,000 and $128,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily due to the China Unilink acquisition.

Other Income

Other income totaled $68,000 and $202,000 for the nine months ended September 30, 2015 and 2014, respectively. The decrease was primarily due to lower administration and management fees charged out by South Africa.

Income Taxes

The income tax provision totaled $435,000 for the nine months ended September 30, 2015 and $373,000 for the nine months ended September 30, 2014.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $676,000 and $565,000 for the nine months ended September 30, 2015 and 2014, respectively.

Net (Loss) Income

The Company reported net loss of $137,000 for the nine months ended September 30, 2015, or $(0.01) per diluted share, compared to a net income of $590,000, or $0.03 per diluted share, for the corresponding period last year. Contributing to the loss for the nine month period ended September 30, 2015 was a one-time bad debt reserve charge (net of minority interest) of $128,000.

SPAR Group, Inc. and Subsidiaries

Liquidity and Capital Resources

In the nine months ended September 30, 2015, the Company had a net income before non-controlling interest of $539,000.

Net cash provided by operating activities was $5.1 million and $4.5 million for the nine months ended September 30, 2015 and 2014, respectively. The net cash provided by operating activities was primarily due to a decrease in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2015, and September 30, 2014, was approximately $1.2 million and $1.5 million, respectively. The net cash used in investing activities in 2015 was due to fixed asset additions.

Net cash used in financing activities for the nine months ended September 30, 2015 was approximately $905,000, compared to net cash provided by financing activities of $19,000 for the nine months ended September 30, 2014. Net cash used in financing activities was primarily a result of payments on lines of credit, and also a distribution to the non-controlling investors in South Africa.

The above activity resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2015 of $1.8 million.

At September 30, 2015, the Company had net working capital of $14.3 million, as compared to net working capital of $16.5 million at December 31, 2014. The Company's current ratio was 2.0 at September 30, 2015, compared to 2.1 at December 31, 2014.

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Division) and in its International (non-U.S.) subsidiaries (i.e., the International Division). At September 30, 2015, the Company's outstanding lines of credit and other debt totaled approximately $6.0 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)			US Dollars (2)
United States			2.8%	$5,104
International	0.1%	-	7.2%	918
				$6,022

(1)	Based on interest rate at September 30, 2015.
(2)	Based on exchange rate at September 30, 2015.

The Company has foreign currency exposure associated with its international subsidiaries. In both 2015 and 2014, these exposures are primarily concentrated in the South African Rand, the Canadian Dollar, the Mexican Peso, the Australian Dollar, the Japanese Yen, and the Chinese Yuan.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (1992)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of September 30, 2015.

Management's Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company's current disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's third quarter of its 2015 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2(b): Not applicable

Item 2(c): Not applicable

Item 3.	Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.

Item 3(b): Defaults under Preferred Stock: None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31. 1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

SPAR Group, Inc. and Subsidiaries

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Date: November 16, 2015	SPAR Group, Inc., Registrant

	By:	/s/ James R. Segreto
James R. Segreto
Chief Financial Officer, Treasurer, Secretary
and duly authorized signatory