Form 10-K
period 2015-12-31
SPAR GROUP INC
filed 2016-03-30
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-27824

SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Westchester Avenue, Suite 204, White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐     Accelerated Filer ☐

Non-Accelerated Filer ☐          Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2015, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $1.30.

The number of shares of the Registrant's Common Stock outstanding as of March 25, 2016, was 20,564,347 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Stockholders, presently scheduled to be held on May 19, 2016, are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I

		Page

Item 1	Business	4
Item 1A	Risk Factors	12
Item 1B	Unresolved Staff Comments	21
Item 2	Properties	21
Item 3	Legal Proceedings	22
Item 4	Mine Safety Disclosures	22

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and	23
	Issuer Purchases of Equity Securities
Item 6	Selected Financial Data	25
Item 7	Management's Discussion and Analysis of Financial Condition and Results	26
	of Operations, Liquidity and Capital Resources
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	31
Item 8	Consolidated Financial Statements and Supplementary Data	31
Item 9	Changes in and Disagreements with Accountants on Accounting and	31
	Financial Disclosure
Item 9A	Controls and Procedures	31
Item 9B	Other Information	32

PART III

Item 10	Directors, Executive Officers and Corporate Governance	33
Item 11	Executive Compensation	33
Item 12	Security Ownership of Certain Beneficial Owners and Management and	33
	Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence	33
Item 14	Principal Accountant Fees and Services	33

PART IV

Item 15	Exhibits and Financial Statement Schedules	34
	Signatures	40

PART I

This Annual Report on Form 10-K for the year ended December 31, 2015 (this "Annual Report"), contains "forward-looking statements" made by SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company") and was filed on March 30, 2016, by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward looking statements" contained in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on or about May 19, 2016 (the "Proxy Statement"), which SGRP expects to file with the SEC on or about April 25, 2016, and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws").

The forward-looking statements made by the Company in this Annual Report may include (without limitation) any expectations, guidance or other information respecting the pursuit or achievement of the Company's five corporate objectives (growth, customer value, employee development, productivity & efficiency, and earnings per share), building upon the Company's strong foundation, leveraging compatible global opportunities, improving on the value we already deliver to customers, our growing client base, continuing balance sheet strength, customer contract expansion, growing revenues and becoming profitable through organic growth and acquisitions, attracting new business that will increase SPAR Group's revenues, improving product mix, continuing to maintain or reduce costs and consummating any transactions. The Company's forward-looking statements also include, in particular and without limitation, those made in "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

You should carefully consider (and not place undue reliance on) the Company's forward-looking statements, risk factors and the other risks, cautions and information made, contained or noted in or incorporated by reference into this Annual Report, the Proxy Statement and the other applicable SEC Reports that could cause the Company's actual performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition) to differ materially from the performance or condition planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "expectations") and described in the information in the Company's forward-looking and other statements, whether express or implied. Although the Company believe s them to be reasonable , those expectations involve known and unknown risks, uncertainties and other unpredictable factors (many of which are beyond the Company's control) that could cause those expectations to fail to occur or be realized or such actual performance or condition to be materially and adversely different from the Company's expectations . In addition, new risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its expectations will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

You should carefully review the risk factors described in this Annual Report (See Item 1A – Risk Factors) and any other risks, cautions or information made, contained or noted in or incorporated by reference into this Annual Report, the Proxy Statement or other applicable SEC Report. All forward-looking and other statements or information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other risks, cautions and information.

The Company does not intend or promise, and the Company expressly disclaims any obligation, to publicly update or revise any forward-looking statements, risk factors or other risks, cautions or information (in whole or in part), whether as a result of new information, risks or uncertainties, future events or recognition or otherwise, except as and to the extent required by applicable law.

Item 1. Business

THE COMPANY'S BUSINESS GENERALLY

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store, dollar, independent, convenience, toy, home improvement and electronics stores. The Company also provides furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001. The Company currently does business in 9 countries that encompass approximately 50% of the total world population through its operations in the United States, Canada, Japan, South Africa, India, China, Australia, Mexico and Turkey.

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

An Overview of the Merchandising and Marketing Services Industry

The merchandising and marketing services industry includes manufacturers, retailers, brokers, distributors and professional service merchandising companies. Merchandising services primarily involve placing orders, shelf maintenance, display placement, reconfiguring products on store shelves and replenishing product inventory. Additional marketing services include but are not limited to new store sets and remodels, audits, sales assist, installation and assembly, product demos/sampling, promotion and various others. The Company believes that merchandising and marketing services add value to retailers, manufacturers and other businesses and enhance sales by making a product more visible and more available to consumers.

The primary place to carry out merchandising continues to be in physical retail outlets. According to a 2015 Frost & Sullivan report, by 2025 physical stores will still represent 81% of $23 trillion in global retail sales, which translates to $7 trillion in dollar growth over the next 10-year period.

Historically, retailers staffed their stores as needed to provide these services to ensure that manufacturers' inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics and product placement were properly merchandised. However retailers, in an effort to improve their margins, have decreased their own store personnel and increased their reliance on manufacturers to perform such services. At one time, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. Additionally, retailers also used their own employees to merchandise their stores to satisfy their own merchandising needs. However, both manufacturers and retailers discovered that using their own sales representatives and employees for this purpose was expensive and inefficient. In addition, the changing retail environment, driven by the rise of digital and mobile technology, is fostering even more challenges to the labor model of retailers and manufacturers. These challenges include increased consumer demand for more interaction and engagement with retail sales associates, stores remodels to accommodate more technology, installation and continual maintenance of in-store digital and mobile technology, in-store pick-up and fulfillment of online orders and increased inventory management to reduce out-of-stocks from omnichannel shopping.

Most manufacturers and retailers have been, and SPAR Group believes they will continue, outsourcing their merchandising and marketing service needs to third parties capable of operating at a lower cost by (among other things) serving multiple manufacturers simultaneously. The Company also believes that it is well positioned, as a domestic and international merchandising and marketing services company, to provide these services to retailers, manufacturers and other businesses around the world more effectively and efficiently than other available alternatives.

Another significant trend impacting the merchandising and marketing services business is the continued preference of consumers to shop in stores and their tendency to make product purchase decisions once inside the store. Accordingly, merchandising and marketing services and in-store product promotions have proliferated and diversified. Retailers are continually re-merchandising and re-modeling entire departments and stores in an effort to respond to new product developments and changes in consumer preferences. We estimate that these activities have increased in frequency over the last few years. Both retailers and manufacturers are seeking third party merchandisers to help them meet the increased demand for these labor-intensive services.

In addition, the consolidation of many retailers and changing store formats have created opportunities for third party merchandisers when an acquired retailer's stores are converted to the look and format of the acquiring retailer. In many of those cases, stores are completely remodeled and re-merchandised to implement the new store formats.

SPAR Group believes the current trend in business toward globalization fits well with its expansion model. As companies expand into foreign markets they will need assistance in merchandising or marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising and marketing programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its global Internet and data network based technology (through computers or mobile devices) and its business model worldwide.

The Company's Domestic and International Segments:

In order to cultivate and expand the Company's merchandising and marketing services businesses in both domestic and foreign markets and ensure a consistent approach to those businesses worldwide, the Company has historically divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Division, and international (i.e., all locations outside the United States), which are the sales territories for its International Division. To that end, the Company also (1) provides to all of its locations its proprietary Internet, digital and mobile based operating, scheduling, tracking and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with the Company's financial reporting and disclosure controls and procedures, ethics code and other policies, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's international subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide.

Each of the Company's divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers, distributors and retailers at mass merchandisers, office supply, grocery, drug store, dollar, independent, convenience, toy, home improvement and electronics stores in their respective territories. SPAR Group's clients include the makers and distributors of general merchandise, health and beauty care, consumer goods, home improvement, home entertainment, and food products in their respective territories.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York,
			United States of America
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
China	March 2010	51% [1]	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51%	Istanbul, Turkey

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

Financial Information about the Company's Domestic and International Segments

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions (as described above). The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the years ended December 31, 2015 and 2014, and their respective assets as of December 31, 2015 and 2014, is provided in Note 12 to the Company's Consolidated Financial Statements – Segment Information.

THE COMPANY'S BUSINESS STRATEGIES

As the marketing services industry continues to expand both in the United States and internationally, many large retailers and manufacturers are outsourcing their merchandising and marketing service needs to third-party providers. The Company believes that offering marketing services on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that successful use of and continuous improvements to a sophisticated technology infrastructure, including the Company's proprietary Internet, digital and mobile-based software, is key to providing clients with a high level of client service while maintaining efficient, lower cost operations. The Company's objective is to continue to expand international retail merchandising and marketing services by pursuing its operating and growth strategy, as described below.

Increasing the Company's Sales Efforts:

The Company is seeking to increase revenues by increasing sales to its current clients, as well as establishing long-term relationships with new clients, many of which currently use other merchandising companies for various reasons. In addition to expanding its direct sales efforts, the Company also is working to strengthen the senior executive relationships between the Company and its clients, is executing a marketing plan to expand the Company's presence in media and client channels, and is receiving and responding to an increasing number of requests for proposals ("RFPs") from potential and existing clients. The Company believes its technology, field implementation and other competitive advantages will allow it to capture a larger share of this market over time. However, there can be no assurance that any increased sales will be achieved.

Improving the Company's Operating Efficiencies:

The Company will continue to seek greater operating efficiencies. The Company believes that its existing field force and technology infrastructure can support additional clients and revenue in both its Domestic and International Divisions.

Developing New Services:

The Company is seeking to increase revenues through the internal development and implementation of new services as well as industry collaborations that add value to its clients' retail merchandising related activities, some of which have been identified and are currently being tested for feasibility and market acceptance. However, there can be no assurance that any new services will be developed or that any such new service can be successfully marketed.

Leveraging and Improving on the Company's Technological Strengths:

The Company believes that providing merchandising and marketing services in a timely, accurate and efficient manner, as well as delivering timely, accurate and useful reports to its clients, are key components that are and will continue to be critical to the Company's success. The Company has developed proprietary Internet, digital and mobile technologies accessed through computers or mobile devices (which include its logistical, communication, scheduling, tracking, reporting and accounting programs and applications) that improve the productivity of the Company's merchandising specialists and assembly technicians, and provide timely data to its clients. The Company's merchandising specialists and assembly technicians use smartphones, tablets, laptops, personal computers and Interactive Voice Response ("IVR") technology to report (through the Internet or telecommunication network) the status of each store or client product they service. Merchandising specialists and assembly technicians report on a variety of issues such as store conditions and status of client products (e.g. out of stocks, inventory, display placement) or they may scan and process new orders for certain products.

The Company has developed a proprietary automated labor tracking system for the Company's merchandising specialists and assembly technicians to communicate work assignment completion information via the Internet or other telecommunication infrastructure by using, among other things, smartphones, laptops and personal computers, cellular telephones, landlines or IVRs. This tracking system enables the Company to report hours and other completion information for each work assignment on a daily basis and provides the Company with daily, detailed tracking of work completion. This information is analyzed and displayed in a variety of reports that can be accessed by both the Company and its clients via a secure website. These reports can depict the reported status of merchandising projects in real-time. This tracking technology also allows the Company to schedule the Company's merchandising specialists and assembly technicians more efficiently, quickly quantify the status and benefits of its services to clients, rapidly respond to clients' needs and rapidly implement programs.

The Company intends to continue to utilize its Internet, digital and mobile based technologies (accessed through computers or mobile devices) to enhance the Company's efficiency and ability to provide real-time data to its clients as reported to the Company, as well as, maximize the speed of communication with logistical deployment of and reporting from the Company's merchandising specialists and assembly technicians. Industry sources indicate that clients are increasingly relying on merchandising and marketing service providers to supply rapid, value-added information regarding the results of the clients' merchandising and marketing expenditures on sales and profits. The Company (together with certain of its affiliates) has developed and owns proprietary Internet, digital and mobile based software and applications (accessed through computers or mobile devices) that allows the Company to communicate with field management, schedule the store-specific field operations more efficiently, receive information, incorporate, quantify the benefits of its services to clients faster, respond to clients' needs quickly and implement client programs rapidly. The Company has successfully modified and is currently utilizing certain of its software applications in the operation of its International Division.

The Company believes that it can continue to improve, modify and adapt its technology to support merchandising and other marketing services for additional clients and projects in the United States and in foreign markets. The Company also believes that its proprietary Internet, digital and mobile based technologies give it a competitive advantage in the marketplace worldwide. The Company's global technology systems are developed, operated, managed, maintained and controlled from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A.

Acquisition Strategies and Strategic Acquisitions:

The Company is seeking to acquire businesses or make other arrangements with companies that offer similar merchandising or marketing services both in the United States and worldwide. The Company believes that increasing its industry expertise, further developing and refining its technology systems, adding services, and increasing its geographic breadth and local market depth will allow it to service its clients more efficiently and cost effectively. Through such acquisition strategies, the Company may realize additional operating and revenue synergies and may leverage existing relationships with manufacturers, retailers and other businesses to capitalize on cross-selling opportunities. However, there can be no assurance that any of the acquisition strategies will occur or whether, if completed, the integration of the acquired businesses will be successful or the anticipated efficiencies and cross-selling opportunities will occur.

One key to the Company's domestic and international expansion strategy is its emphasis on developing, maintaining, improving, deploying and marketing its proprietary Internet, digital and telecommunication based technological systems (which include its logistical, communication, scheduling, tracking, reporting and accounting programs and applications) that run on and are developed, managed, maintained and controlled worldwide from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A. (the Company's "Global Technology Systems"). The Company's Global Technology Systems are accessible through computers and mobile devices by the local representatives of the Company and its clients in order to enhance local operations, give the Company an important marketing distinction and advantage over its competitors (such as real-time access to field reporting), and provide the Company with a technological means to exercise its supervision and control over its subsidiaries, both domestic and international. The Company provides access to its Global Technology Systems for its worldwide operations through its control center on a real-time basis 24/7/365. In addition, this strategy is strengthened internationally by the Company's internally developed translation software, which allows its current and future programs included in its Global Technology Systems to be available in any language for any market in which it currently operates or desires to enter in the future. See Leveraging and Improving on the Company's Technological Strengths, above.

Another key to the Company's international and domestic expansion is its strategy of seeking a minority (i.e., non-controlling) investor for the Company's new consolidated subsidiary that is an experienced person or company in the local area who is not otherwise affiliated with the Company (each a "Local Investor"). The Company supervision and control over each consolidated subsidiary is strengthened through its use of Global Technology Systems, which use in the case of new acquisitions is generally phased in by them over time following acquisition. The Company's supervision and control is further strengthened by its company-wide executive management, administrative support, accounting oversight, procedures and controls (financial and reporting), credit support and corporate codes and policies that apply to each such subsidiary (the Company's "Global Administration", and together with its Global Technology Systems, the Company's "Global Contributions"). The Company also seeks to own a majority (at least 51%) of such a subsidiary's equity while the Local Investor purchases a minority equity interest in it (49% or less) and to have a majority of the members of such subsidiary's board of directors. In addition to that equity, a Local Investor provides credit support, certain services and the useful local attention, perspective and relationships of a substantial (although non-controlling) equity owner with a strong financial stake in such subsidiary's success (the "Local Contributions"). The Local Investor also often contributes an existing customer base to the subsidiary in which it invests. As of the date of this Annual Report, NMS in the U.S.A. (see below) and each of the Company's international operating subsidiaries (other than those in Canada and Japan) has a Local Investor. See Item 1A - Risks Associated with International and Domestic Subsidiaries, Risks of Having Material Local Investors in International and Domestic Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, below, and Note 2 to the Consolidated Financial Statements – Summary of Significant Accounting Policies: Principles of Consolidation, Accounting for Joint Venture Subsidiaries.

The Company also has expanded its acquisition strategy to, on occasion, purchase a local international consolidated operating subsidiary through another local international consolidated subsidiary in the same country, which most recently occurred in July 2014 as the Company expanded its merchandising service business in China through its acquisition of a majority of the equity interests in Unilink (see below).

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

For the above, see Item 1 - The Company's Domestic and International Segments, above, Item 1A - Dependence Upon and Cost of Services Provided by Affiliates, Potential Conflicts in Services Provided by Affiliates, Risks Associated with International and Domestic Subsidiaries, Risks of Having Material Local Investors in International and Domestic Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, below, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related Party Transactions, below, Note 2 to the Consolidated Financial Statements – Summary of Significant Accounting Policies: Principles of Consolidation, Accounting for Joint Venture Subsidiaries, and Note 12 to the Consolidated Financial Statements – Segment Information, below.

DESCRIPTIONS OF THE COMPANY'S SERVICES

The Company currently provides a broad array of services to some of the world's leading companies, both domestically and internationally. The Company believes its full-line capabilities provide fully integrated solutions that distinguish the Company from its competitors. These capabilities include the ability to respond to multi-national client RFPs, develop plans at one centralized location, effect chain-wide execution, implement rapid, coordinated responses to its clients' needs and report on a real time basis throughout the world. The Company also believes its international presence, industry-leading technology, centralized decision-making ability, local follow-through, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a significant advantage over local, regional or other competitors.

The Company's operations are currently divided into two segments: the Domestic Division and the International Division. The Company's domestic division provides merchandising and marketing services, furniture and other product assembly services, audit services, and technology services to manufacturers, distributors and retailers in the United States. Those services are primarily performed in mass merchandisers, office supply, grocery, drug store, dollar, home improvement, convenience, toy and electronics stores. The Company's international division, established in May 2001, currently provides similar merchandising, marketing services and in-store event staffing through subsidiaries in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey. Today the Company operates in 9 countries that encompass approximately 50% of the total world population.

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

Syndicated Services:

Syndicated services consist of regularly scheduled, routed merchandising and marketing services provided at the retail store level for retailers, manufacturers and distributors. These services are performed for multiple manufacturers and distributors, including, in some cases, manufacturers and distributors whose products are in the same product category. Syndicated services may include activities such as:

•	Reordering and replenishment of products
•	Ensuring that the Company's clients' products authorized for distribution are in stock and on the shelf or sales floor
•	Adding new products that are approved for distribution but not yet present on the shelf or sales floor
•	Implementing store planogram schematics
•	Setting product category shelves in accordance with approved store schematics
•	Ensuring that product shelf tags are in place
•	Checking for overall salability of the clients' products
•	Placing new product and promotional items in prominent positions
•	Kiosk replenishment and maintenance

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

In-Store Event Staffing Services:

The Company provides in-store product samplings, in-store product demonstrations and assisted sales in national chains in target markets worldwide.

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

Other Marketing Services:

Other marketing services performed by the Company include:

Mystery Shopping - Calling and visiting anonymously on retail outlets (e.g. stores, restaurants, banks) to check on distribution or display of a brand and to evaluate products, service of personnel, condition of store, etc.

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

The Company's marketing and sales efforts within its Domestic Division are structured to develop new national, regional and local business within the United States, including new sales and customers through the Company's acquisitions of existing businesses. The Company's domestic corporate business development team directs its efforts toward the senior management of prospective and existing clients. Marketing and sales targets and strategies are developed at the Company's headquarters and communicated to the Company's domestic sales force for execution. Marketing efforts concentrate on enhancing SPAR's position as an industry leader, promoting its key advantages, strengthening its industry presence and supporting sales. The Company's sales force is located nationwide and works from both the Company's offices and their home offices. In addition, the Company's domestic corporate account executives play an important role in the Company's new business development efforts within its existing manufacturer, distributor and retailer client base.

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

The Company did not have any clients that represented 10% or more of the Company's net revenue for the years ended December 31, 2015 and 2014.

THE COMPANY'S COMPETITION

The marketing services industry is highly competitive. The Company's competition in the Domestic Division and International Division arises from a number of large enterprises, many of which are national or international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, the ability to execute specific client priorities rapidly and consistently over a wide geographic area, and the ability to ideate and operate as a retail business partner delivering value above the base services. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in many retailer and manufacturer verticals. The Company also believes it has the ability to execute major national and international in-store initiatives and develop and administer national and international manufacturer programs. Finally, the Company believes that, through the use and continuing improvement of its proprietary Internet, digital and mobile based software and applications, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.

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

THE COMPANY'S LABOR FORCE

Worldwide the Company utilized a labor force of approximately 17,100 people in 2015. Today, the Company operates in 9 countries that encompass approximately 50% of the total world population.

During 2015, the Company's Domestic Division employed a labor force of 203 people. As of December 31, 2015, there were 166 full-time employees and 37 part-time employees engaged in domestic operations. The Company's Domestic Division utilized the services of its affiliate, SPAR Administrative Services, Inc. ("SAS"), to schedule, deploy and administer the field force of merchandising specialists and assembly technicians, which consists of field merchandising specialists furnished by SPAR Business Services, Inc. ("SBS"), and National Retail Source, Inc. ("NRS"), as well as the Company's domestic field employees. (See Item 13 – Certain Relationships and Related Transactions and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related Party Transactions, below.) SBS and NRS furnished approximately 8,000 merchandising specialists and assembly technicians (all of whom are engaged by SBS and NRS) and 57 field administrators (all of whom were employed by SAS), respectively. The Company, SBS, SAS and NRS consider their relations with their respective employees and field merchandising specialists to be good.

As of December 31, 2015, the Company's International Division's labor force consisted of approximately 761 people. There were 698 full-time and 63 part-time employees engaged locally by our foreign subsidiaries in their respective international operations. The International Division's field force consisted of approximately 8,100 merchandising specialists engaged locally by our foreign subsidiaries in their respective international operations.

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

You should carefully consider (and not place undue reliance on) the Company's risk factors, forward-looking statements and the other risks, cautions and information made, contained or noted in or incorporated by reference into this Annual Report, the Proxy Statement and the other applicable SEC Reports (as defined at the beginning of Item 1, above) that could cause the Company's actual performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition) to differ materially from the performance or condition planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "expectations") and described in the information in the Company's forward-looking and other statements, whether express or implied. Although the Company believes them to be reasonable, those expectations involve known and unknown risks, uncertainties and other unpredictable factors (many of which are beyond the Company's control) that could cause those expectations to fail to occur or be realized or such actual performance or condition to be materially and adversely different from the Company's expectations. In addition, new risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its expectations will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

You should carefully review the risk factors described below and any other risks, cautions or information made, contained or noted in or incorporated by reference into this Annual Report, the Proxy Statement or other applicable SEC Report. All forward-looking and other statements or information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other risks, cautions and information.

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

Dependence on Largest Customer and Large Retail Chains

As discussed above in Company's Customer Base, the Company currently does not have a significant customer concentration. However, the loss of any of its customers, the loss of the ability to provide merchandising and marketing services in those chains, or the failure to attract new large clients could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Dependence on Trend Towards Outsourcing

The business and growth of the Company depends in large part on the continued trend toward outsourcing of merchandising and marketing services, which the Company believes has resulted from the consolidation of retailers and manufacturers, as well as the desire to seek outsourcing specialists to reduce fixed operation expenses and concentrate internal staff on customer service and sales. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the retail, manufacturing or business services industry not to use, or to reduce the use of, outsourced marketing services such as those provided by the Company, could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Dependence on Retailers with Physical Stores

Retailers with physical store locations are facing increasing consolidation and competition from virtual stores on the internet. Some retailers with physical stores have failed, others are struggling, and others are merging in this highly competitive environment. Although the Company's merchandising services help physical retailers in successfully competing against virtual online stores, and the Company provides assembly and other services utilized by online retailers, the Company's business and growth depends in large part on the continuing need for in-store merchandising of products and the continuing success of retailers with physical store locations. There can be no assurance that the in-store merchandising of products will increase or even continue at current levels or that retailers with physical store locations will continue to compete successfully in those stores, and some retailers are shifting their sales focus to their virtual online stores. A significant decrease in such need for in-store merchandising or success of such physical stores could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Failure to Successfully Compete

The merchandising and marketing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal merchandising and marketing operations of its existing and prospective clients; (iii) independent brokers; and (iv) smaller regional providers. Remaining competitive in the highly competitive merchandising and marketing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to successfully compete, it could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

If certain competitors were to combine into integrated merchandising and marketing services companies, or additional merchandising and marketing service companies were to enter into this market, or existing participants in this industry were to become more competitive, it could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks of Losses and Financial Covenant Violations

In the past, the Company occasionally suffered operating losses.  As a result of those losses and related effects, the Company had repeated technical violations of certain covenants in the Company's prior domestic credit facility, which its lender periodically waived for fees rather than permanently resetting them to realistically achievable levels.  However, the Company changed its domestic lenders in July 2010 and entered into a new credit facility with financial covenants that the Company believes are more realistic and thus less likely to require waivers.  The Company was in compliance of all its new domestic lender's bank covenants in 2015 and 2014.  See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, below, and Note 4 to Consolidated Financial Statements - Credit Facilities, below.

There can be no assurances that in the future the Company will be profitable, will not violate covenants of its current or future credit facilities, its lenders will waive any violations of such covenants, the Company will continue to have adequate lines of credit, or will continue to have sufficient availability under its lines of credit. Accordingly, marginal profitability by the Company, as well as any failure to maintain sufficient availability or lines of credit from the Company's lenders, could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Variability of Operating Results and Uncertainty in Client Revenue

The Company has experienced and, in the future, may experience fluctuations in quarterly operating results. Factors that may cause the Company's quarterly operating results to vary from time to time and may result in reduced revenue and profits include: (i) the number of active client projects; (ii) seasonality of client products; (iii) client delays, changes and cancellations in projects; (iv) the timing requirements of client projects; (v) the completion of major client projects; (vi) the timing of new engagements; (vii) the timing of personnel cost increases; and (viii) the loss of major clients. In addition, the Company is subject to revenue or profit uncertainties resulting from factors such as unprofitable client work (see below) and the failure of clients to pay. The Company attempts to mitigate these risks by dealing primarily with large credit-worthy clients, by entering into written or oral agreements with its clients and by using project budgeting systems. These revenue fluctuations could materially and adversely affect the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks of Unprofitable Services

The Company has agreed, and in the future may agree, from time to time to perform services for its client that become or turn out to be unprofitable even though the Company expected to make a profit when agreeing to perform them. The Company's services for a particular client or project may be or become unprofitable due to mistakes or changes in circumstance, including (without limitation) any (i) mistake or omission made in investigating, evaluating or understanding any relevant circumstance, requirement or request of the Company's client or any aspect of the prospective services or their inherent problems, (ii) mistake made in pricing, planning or performing the prospective service, (iii) service non-performance, or free re-performance, or (iv) change in cost, personnel, regulation or other performance circumstance. Unprofitable services could reduce the Company's net revenues and, if material in gross amount or degree of unprofitability, could materially and adversely affect the Company or its actual, expected, performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Failure to Develop New Services

A key element of the Company's growth strategy is the development and sale of new services. While several new services are under current development, there can be no assurance that the Company will be able to successfully develop and market new services. The Company's inability or failure to devise useful merchandising or marketing services or to complete the development or implementation of a particular service for use on a large scale, or the failure of such services to achieve market acceptance, could adversely affect the Company's ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected and could limit the Company's ability to significantly increase its revenues and profits.

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

The inability to identify, acquire, finance and successfully integrate such merchandising or marketing services business could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Uncertainty of Financing for, and Dilution Resulting from, Future Acquisitions

The timing, size and success of acquisition efforts and any associated capital commitments cannot be readily predicted. Future acquisitions may be financed by issuing shares of the SGRP Common Stock, cash, or a combination of SGRP Common Stock and cash. If the SGRP Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the sale of their businesses, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for its acquisitions on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Reliance on the Internet and Third Party Vendors

The Company relies on its Internet, digital and mobile based systems for (among other things) the scheduling, tracking, coordination and reporting of its merchandising and marketing services. Systems can experience, high traffic as well as increased attacks by hackers and other saboteurs. To the extent that systems experience increased numbers of users, frequency of use, increased bandwidth requirements of users, or Internet attacks, there can be no assurance that the Company's technological systems and external third party Internet and telecommunication infrastructure will continue to be able to support the demands placed on them by this continued growth or negative events. The Company relies on third-party vendors to provide its Internet and telecommunication network access and other services used in its business, and the Company has no control over such third-party providers. Any protracted disruption services could increase the Company's costs of operation and reduce efficiency and performance, which could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Economic and Retail Uncertainty

The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism on consumer and business behavior, make it difficult for the Company, its vendors and its clients to accurately forecast and plan future business activities. Substantially all of the Company's key clients are either retailers or those seeking to do product merchandising at retailers. Should the retail industry experience a significant economic downturn, the resultant reduction in product sales could significantly decrease the Company's revenues. The Company also has risks associated with its clients changing their business plans and/or reducing their marketing budgets in response to economic conditions, which could also significantly decrease the Company's revenues. Such revenue decreases could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Associated with Furniture and Other Related Assembly Services

The Company's technicians assemble furniture and other products in the homes and offices of customers.  Working at a customer's home or office could give rise to claims against the Company for errors, omissions or misconduct by those technicians, including (without limitation) harassment, personal injury, death, damage to or theft of customer property, or other civil or criminal misconduct by such technicians.  Claims also could be made against the Company as a result of its involvement in such assembly services due to (among other things) product assembly errors and omissions, product defects, deficiencies, breakdowns or collapse, products that are not merchantable or fit for their particular purpose, products that do not conform to published specifications or satisfy customer expectations, or products that cause personal injury, death or property damage, in each case whether actual, alleged or perceived by customers, and irrespective of how much time may have passed since such assembly.  If such claims are asserted and adversely determined against the Company, then to the extent such claims are not covered by indemnification from the product's seller or manufacturer or by insurance, they could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Associated with Audit Services

The auditing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal auditing operations of its existing and prospective clients; and (iii) smaller regional providers. Remaining competitive in the highly competitive auditing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to successfully compete, it could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Dependence Upon and Cost of Services Provided by Affiliates

The success of the Company's domestic business is dependent upon the successful execution of its field services by certain domestic affiliates, namely SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and to the extent it resumes providing field services to the Company, National Retail Source, LLC ("NRS"), and by certain foreign affiliates, each of which is an affiliate, but not a subsidiary, of the Company, and none of which is consolidated in the Company's consolidated financial statements. NRS had provided, and in the future could again provide, substantially all of the field merchandising services used by National Merchandising Services, LLC ("NMS"), which is a subsidiary of SGRP and part of the Company. As of December 2015, NMS no longer uses NRS and instead uses field merchandising services from a non-affiliated third-party provider. SBS provides a majority of all of the other domestic field merchandising and assembly services used by the Company other than NMS (88% of the domestic field expenses in 2015, excluding NMS field expenses), and SAS provides substantially all of the other domestic field administrative services used by the Company (92% of the domestic field administrative expense in 2015, excluding NMS field expenses). Services were provided to the Company (other than NMS) by SBS and SAS at rates equal to their net total cost plus four percent pursuant to contracts that expired on November 30, 2014, and are currently under negotiation. Subsequently, SBS and the Company agreed to change the cost plus rate to 2.96% and eliminate certain previous credits, effective January 1, 2015. Services were provided to NMS by NRS at rates equal to their total cost (with certain exclusions) plus two percent pursuant to a contract that is cancelable on 60 days' prior notice at any time after December 31, 2014. See Potential Conflicts in Services Provided by Affiliates, below, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related Party Transactions, below.

The Company has determined that the rates charged by SBS, SAS and NRS for their services are slightly favorable to the Company (when compared to other possible providers).

SBS and NRS have independently advised the Company that those favorable rates are dependent (at least in part) on the ability of each of them to continue to use independent merchandisers as such merchandisers generally provide greater flexibility and quality as a result of their independence and lower total costs, that each complies with applicable legal requirements for the individuals and companies with whom it contracts, and that the appropriateness of its treatment of such independent merchandisers has been routinely subject to challenge (both currently and historically) by various states. The expenses of defending those challenges under the Prior Agreements were, and under the current negotiations of the Pending Agreements may continue to be, part of the total costs of SBS in providing its services that are borne by the Company but are excluded from the total costs of NRS borne by the Company. There can be no assurance that either SBS or NRS (if providing services) will succeed in defending any such challenge, and an adverse determination could increase its costs of doing business that are borne by the Company.

Any material increase in the costs of SBS, SAS or NRS (and thus the costs it charges to the Company), or any decrease in such performance quality, could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Potential Conflicts in Services Provided by Affiliates

SBS and SAS are affiliates (but not subsidiaries) of SGRP. SBS is owned by Mr. Robert G. Brown, founder, director, Chairman and a significant stockholder of the Company, and Mr. William H. Bartels, founder, director, Vice Chairman and a significant stockholder of the Company. SAS is owned by Mr. Bartels and certain relatives of Mr. Brown (each of whom are considered affiliates of the Company for related party purposes). Mr. Brown and Mr. Bartels are also stockholders, directors and executive officers of various other affiliates of SGRP. NRS is an affiliate (but not a subsidiary) of NMS, and NMS is a consolidated subsidiary of SGRP. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of both NRS and NMS, NRS is owned by Mr. Burdekin, NMA is owned by Andrea H. Burdekin (Mr. Burdekin's wife), and NMA owns 49% of the membership units in NMS. SGRP owns the other 51% of the membership units in NMS. In the event of any dispute in the business relationships between the Company and one or more of SBS, SAS or NRS, it is possible that Messrs. Brown, Bartels or Burdekin may have one or more conflicts of interest with respect to those relationships and could cause one or more of SBS, SAS or NRS to renegotiate or cancel their approved affiliate contracts with the Company or otherwise act in a way that is not in the Company's best interests. To a lesser extent, similar conflicts and events could arise with respect to the Company's contracts with affiliates in South Africa and Turkey. As of December 2015, NMS no longer uses NRS but uses field merchandising services from a non-affiliated third-party provider. See Dependence Upon and Cost of Services Provided by Affiliates, above, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related Party Transactions, below.

While the Company's relationships with SBS, SAS and NRS are good, there can be no assurance that the Company could (if necessary under the circumstances) replace the field merchandising specialists and management currently provided by SBS and SAS, respectively, or those provided by NRS, in sufficient time to perform its client obligations or at such favorable rates in the event one or more of SBS, SAS or NRS no longer performed those services. Any cancellation, other nonperformance or material pricing increase under those approved affiliate contracts could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

Risks of Illiquidity in SGRP Common Stock

The market price of the Company's common stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2015, the sale price of SGRP Common Stock fluctuated from $0.90 to $2.23 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

●

the relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's co-founders (as noted below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price;

●

the substantial beneficial ownership of approximately 55.1% of the Company's voting stock and potential control by the Company's co-founders (who also are directors and Officers of the Company), Mr. Robert G. Brown, who beneficially owns approximately 31.4% (or 7.0 million shares) of SGRP Common Stock, and Mr. William H. Bartels, who beneficially owns approximately 23.8% (or 5.3 million shares) of SGRP Common Stock, which amounts were calculated using total beneficial ownership (15.4 million shares) and their individual beneficial ownerships at December 31, 2015 (including all shares then beneficially owned under currently exercisable warrants and vested options), as more fully described above and below;

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

In addition, the volatility in the market price of SGRP Common Stock could lead to class action securities litigation that (however unjustified) could in turn impose substantial costs on the Company, divert management's attention and resources and harm the Company's stock price, the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels are directors, executive officers (Chairman and Vice-Chairman, respectively) and significant stockholders of the Company. Mr. Brown beneficially owns approximately 33.8%; Mr. Bartels beneficially owns approximately 25.6%; and they have approximately 59.4% beneficial ownership in the aggregate of the SGRP Common Stock, which amounts were calculated using total ownership on a non-diluted basis (20.6 million shares) and their individual beneficial ownerships (7.0 million shares and 5.3 million shares, respectively) at December 31, 2015. These ownerships included all shares beneficially owned under currently exercisable vested options. Mr. Brown and Mr. Bartels have, should they choose to act together, and under certain circumstances Mr. Brown acting alone may have, the ability to control the election or removal of directors, the approval or disapproval of acquisitions, mergers, conflicts of interest and all other matters that must be approved by the Company's stockholders. In any event, Mr. Brown and Mr. Bartels continue to have significant influence over the Company's business and operations and the outcome of the Company's corporate actions, including those involving stockholder approvals. The interests of any significant stockholder may be different from time to time from, and potentially in conflict with, the interests of other stockholders, and ownership concentration could delay or prevent a change in the Company's control or otherwise discourage the Company's potential acquisition by another person, any of which could cause the market price of the SGRP Common Stock to decline and that decline could be significant.

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

Risks of Having Material Local Investors in International and Domestic Subsidiaries

The Company's international model is to join forces with Local Investors having merchandising service expertise and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business. The Company also has begun to use this model in the United States (see Item 1 – The Company's Domestic and International Segments, above). As a result, each of the Company's international subsidiaries (other than Canada and Japan) and NMS domestically is owned in material part by an entity in the local country where the international or domestic subsidiary resides and that entity is not otherwise affiliated with the Company (e.g., the "Local Investor"). The agreements between the Company and the Local Investor in the respective international or domestic subsidiaries specify, among other things, the equity, programming and support services the Company is required to provide and the equity, credit support, certain services and management support that the Local Investor is required to provide to the international or domestic subsidiary. Certain of those subsidiaries also may be procuring field merchandising execution through affiliates of the applicable Local Investors. The Local Investors also may wish to conduct the local business differently than desired by the Company. In the event of any disagreement or other dispute in the business relationships between the Company and Local Investor, it is possible that the Local Investor may have one or more conflicts of interest with respect to the relationship and could cause the applicable international or domestic subsidiary to operate or otherwise act in a way that is not in the Company's best interests.

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

The Company believes its relationships with the Local Investors in its international subsidiaries remain good. Most of the Company's respective international subsidiary contracts are either at or near the end of the applicable periods during which either of the parties may trigger the Right of First Refusal and Buy/Sell provisions described above. Both the Company and such Local Investors, as part of their ongoing relationship, are or will be assessing appropriate action as described above.

There can be no assurance that the Company could (if necessary under the circumstances) replace equity, credit support, management, field merchandiser and other services currently provided by any Local Investor in sufficient time to perform its client obligations or that the Company could provide these services and or equity in the event the Local Stockholder was to sell its stock or reduce any support to the Company's subsidiary in the applicable country. Any cancellation, other nonperformance or material change under the subsidiary agreements with Local Investors could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Associated with International and Domestic Subsidiaries

While the Company endeavors to limit its exposure for claims and losses in any international or domestic consolidated subsidiary through contractual provisions, insurance and use of single purpose entities for such ventures, there can be no assurance that the Company will not be held liable for the claims against and losses of a particular international or domestic consolidated subsidiary under applicable local law or local interpretation of any subsidiary agreements or insurance provisions. If any such claims and losses should occur, be material in amount and be successfully asserted against the Company, such claims and losses could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Associated with Foreign Currency

The Company also has foreign currency exposure associated with its international subsidiaries. In 2015, these foreign currency exposures were primarily concentrated in the Australian Dollar, Canadian Dollar, Mexican Peso, South African Rand, Chinese Yuan, Indian Rupee and Japanese Yen.

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

If any developments should occur with respect to any of those international risks and materially and adversely affect the Company's applicable international subsidiary, such developments could have a material adverse effect on the Company or its performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. The Company leases certain office space and storage facilities for its corporate headquarters, divisions and subsidiaries under various operating leases, which expire at various dates during the next seven years. These leases generally require the Company to pay rents at market rates, subject to periodic adjustments, plus other charges, including utilities, real estate taxes and common area maintenance. The Company believes that its relationships with its landlords generally to be good. However, as these leased facilities generally are used for offices and storage, the Company believes that other leased spaces could be readily found and utilized on similar terms should the need arise.

The Company maintains its corporate headquarters in approximately 4,000 square feet of leased office space located in White Plains, New York, under an operating lease with a term expiring November 30, 2022, and maintains its data processing center and warehouse at its regional office in Auburn Hills, Michigan, under an operating lease expiring October 31, 2020. The Company believes that its existing facilities are adequate for its current business. However, new facilities may be added should the need arise in the future.

The following is a list of the headquarter locations for the Company and its international subsidiaries:

DOMESTIC:
White Plains, NY (Corporate Headquarters)
Auburn Hills, MI
Albany, New York
Atlanta, Georgia

INTERNATIONAL:
Toronto, Ontario, Canada	Tokyo, Japan
Durban, South Africa	New Delhi, India	Melbourne, Australia
Mexico City, Mexico	Shanghai, China	Istanbul, Turkey

Item 3. Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In addition, the Company under the Prior Agreements was, and under the current negotiations of the Pending Agreements may continue to be, responsible for reimbursing SBS for the defense costs of legal actions and administrative proceedings arising from its provision of services to the Company. See Dependence Upon and Cost of Services Provided by Affiliates, in Part 1A – Risk Factors, above, Item 13 – Certain Relationships and Related Transactions, and Director Independence, above, and Note 10 to the Consolidated Financial Statements – Related Party Transactions, below. In the opinion of Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally

SGRP's certificate of incorporation authorizes it to issue 47,000,000 shares of common stock with a par value of $0.01 per share (the "SGRP Common Stock"), which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP". On December 31, 2015, the SGRP Common Stock closing price was $1.02 per share; there were 20,561,022 shares of SGRP Common Stock issued and outstanding in the aggregate (which does not include Treasury Shares), which had an aggregate market value of $21.0 million; there were 15,354,065 shares of SGRP Common Stock beneficially owned in the aggregate, which beneficial ownership included all shares then beneficially owned under currently exercisable vested options; there were 14,119,143 shares (or approximately 63.7%) of SGRP Common Stock beneficially owned by the officers, directors and affiliates of SGRP in the aggregate, which affiliated ownership included shares then beneficially owned under currently exercisable vested options and had an aggregate market value of $14.4 million; and there were 6,811,247 shares (or approximately 30.7%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate (i.e., SGRP's public float), which float included shares then beneficially owned under currently exercisable warrants and vested options and had an aggregate market value of $6.9 million. See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below.

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which preferred shares have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. 554,402 shares of SGRP Series A preferred stock were purchased in 2008 by affiliates of the Company and surrendered in 2011 for conversion into Common Stock and retirement of such preferred shares. See Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related Party Transactions, below. After such retirement, 2,445,598 shares of SGRP Series A Preferred Stock remain authorized and available for issuance, which available amount could be further reduced by further issuance and subsequent retirement or conversion of such shares or by amendment to facilitate the creation of any other SGRP Preferred Series. At December 31, 2015, no shares of SGRP Series A Preferred Stock were issued and outstanding.

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

	2015		2014
	High	Low	High	Low
First Quarter	$1.70	$1.35	$2.17	$1.81
Second Quarter	1.57	1.21	2.05	1.30
Third Quarter	2.23	1.03	1.98	1.27
Fourth Quarter	1.55	0.90	1.82	1.35

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

Share Repurchase Program

During 2015 the Company purchased a total of 78,356 shares of its common stock for an aggregate purchase price of $108,711. There were no shares repurchased during the three months ended December 31, 2015. As of December 31, 2015, we have remaining authorization for the repurchase of up to 121,644 additional shares of our common stock.

The repurchases described above were made pursuant to the SPAR Group, Inc., 2012 Stock Repurchase Program (the "Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on August 8, 2012, and ratified on November 8, 2012.  Under the Repurchase Program, SGRP may repurchase shares of its common stock through August 8, 2015, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  On May 11, 2015, SGRP's Audit Committee approved and its Board of Directors adopted the 2015 Stock Repurchase Program extending the stock repurchase plan until May 31, 2018, allowing a total of 532,235 shares to be repurchased. SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). The Company anticipates continuing its Repurchase Program throughout 2016.

SGRP Common Stock Issuances

SGRP did not issue any SGRP Common Stock during 2014 or 2015 other than pursuant to its existing registered stock compensation and stock purchase plans (See Note 11 to the Consolidated Financial Statements– Stock Based Compensation).

Equity Compensation Plans

The following table gives information about the Company's Common Stock that may be issued upon exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders:

2008 Stock Compensation Plan (1)	2,966,494	$1.05	1,200,000

Total of Equity Compensation Plans	2,966,494	$1.05	1,200,000

(1) Awards under the 2008 Stock Compensation Plan may be in the form of stock options, stock appreciation rights, restricted stock units, performance share awards, director stock purchase rights and deferred stock units; or any combination thereof.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other items in this Annual Report on Form 10-K for the year ended December 31, 2015 (this "Annual Report"), contains "forward-looking statements" made by SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company") and was filed on March 30, 2016, by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward looking statements" contained in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on or about May 19, 2016 (the "Proxy Statement"), which SGRP expects to file with the SEC on or about April 25, 2016, and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws").

The forward-looking statements made by the Company in this Annual Report may include (without limitation) any expectations, guidance or other information respecting the pursuit or achievement of the Company's five corporate objectives (growth, customer value, employee development, productivity & efficiency, and earnings per share), building upon the Company's strong foundation, leveraging compatible global opportunities, improving on the value we already deliver to customers, our growing client base, continuing balance sheet strength, customer contract expansion, growing revenues and becoming profitable through organic growth and acquisitions, attracting new business that will increase SPAR Group's revenues, improving product mix, continuing to maintain or reduce costs and consummating any transactions. The Company's forward-looking statements also include, in particular and without limitation, those made in "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. You can identify forward-looking statements in such information by the Company's use of terms such as "may", "will", "expect", "intend", "believe", "estimate", "anticipate", "continue" or similar words or variations or negatives of those words.

You should carefully consider (and not place undue reliance on) the Company's forward-looking statements, risk factors and the other risks, cautions and information made, contained or noted in or incorporated by reference into this Annual Report, the Proxy Statement and the other applicable SEC Reports that could cause the Company's actual performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition) to differ materially from the performance or condition planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "expectations") and described in the information in the Company's forward-looking and other statements, whether express or implied . Although the Company believe s them to be reasonable , those expectations involve known and unknown risks, uncertainties and other unpredictable factors (many of which are beyond the Company's control) that could cause those expectations to fail to occur or be realized or such actual performance or condition to be materially and adversely different from the Company's expectations . In addition, new risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its expectations will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

You should carefully review the risk factors described in this Annual Report (See Item 1A – Risk Factors) and any other risks, cautions or information made, contained or noted in or incorporated by reference into this Annual Report, the Proxy Statement or other applicable SEC Report. All forward-looking and other statements or information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such risk factors and other risks, cautions and information.

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

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $542,000 and $259,000 at December 31, 2015, and 2014, respectively. Bad debt expense was $388,000 and $115,000 for the years ended December 31, 2015 and 2014, respectively.

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

The Company capitalized $1,294,000 and $1,082,000 of costs related to software developed for internal use in 2015 and 2014, respectively, and recognized approximately $1,027,000 and $895,000 of amortization of capitalized software for the years ended December 31, 2015 and 2014, respectively.

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (dollars in millions).

	Year Ended December 31,
	2015	%	2014	%
Net revenues	$119.3	100.0%	$122.0	100.0%
Cost of revenues	90.0	75.5	91.6	75.1
Selling, general & administrative expense	24.1	20.2	25.3	20.8
Depreciation & amortization	1.9	1.6	1.8	1.4
Interest expense, net	0.2	0.2	0.1	0.1
Other (income) expense, net	(0.2)	(0.2)	(0.3)	(0.2)
Income before income taxes	3.3	2.7	3.5	2.8
Income tax (benefit) expense	0.8	0.7	(0.9)	(0.8)
Net income	2.5	2.0	4.4	3.6
Net income attributable to non-controlling interest	1.6	1.3	1.1	0.9
Net income attributable to SPAR Group, Inc.	$0.9	0.7%	$3.3	2.7%

Results of operations for the year ended December 31, 2015, compared to the year ended December 31, 2014

Net Revenues

Net revenues for the year ended December 31, 2015, were $119.3 million compared to $122.0 million for the year ended December 31, 2014, a decrease of $2.7 million or 2.2%.

Domestic net revenues totaled $43.6 million in the year ended December 31, 2015, compared to $46.4 million for the same period in 2014. Domestic net revenues decreased by $2.8 million or 6.0% primarily attributable to a decline in the growth from the Company's syndicated services and project work.

International net revenues totaled $75.7 million for the year ended December 31, 2015, compared to $75.6 million for the year ended December 31, 2014, an increase of $0.1 million or 0.1%. The increase in 2015 international net revenues was in China primarily due to the 2014 acquisition of Unilink and increased volume in South Africa partially offset by Japan and Turkey. Foreign currency had a $10.3 million or 13.6% negative impact.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 75.5% in 2015 compared to 75.1% of net revenues for the year ended December 31, 2014.

Domestic cost of revenues was 68.9% and 68.5% for the years ended December 31, 2015 and December 31, 2014. Approximately 83% of the Company's domestic cost of revenues in the years ended December 31, 2015 and 2014, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS") (See Item 13 - Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements - Related Party Transactions).

Internationally, cost of revenue as a percent of net revenue increased to 79.3% of international net revenues for the year ended December 31, 2015, compared to 79.2% of international net revenues for the year ended December 31, 2014. The international cost of revenue percentage increase of 0.1 percentage points was primarily due to the better financial performance in South Africa.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $24.1 million and $25.3 million for the years ended December 31, 2015 and 2014, respectively.

Domestic selling, general and administrative expenses totaled $11.6 million for the year ended December 31, 2015 compared to $12.0 million for the year ended December 31, 2014.  The decrease of approximately $400,000 was due primarily to lower travel and stock compensation expenses.

International selling, general and administrative expenses totaled $12.5 million for the year ended December 31, 2015 compared to $13.3 million for the year ended December 31, 2014. The decrease of approximately $0.8 million was primarily attributable to cost cutting measures in Australia, Mexico, Japan and Canada and is partially offset by higher costs in China.

Depreciation and Amortization

Depreciation and amortization expenses totaled $1.9 million for the year ended December 31, 2015 compared to $1.8 million for the year ended December 31, 2014. The increase was primarily due to higher capital expenditures.

Interest Expense

The Company's interest expense was $214,000 and $158,000 for the years ended December 31, 2015 and 2014, respectively.

Other Income

Other income was $243,000 for the year ended December 31, 2015, compared to $292,000 for the year ended December 31, 2014.

Income Taxes

The income tax provision for the years ended December 31, 2015 and 2014 was an expense of $0.8 million and a benefit of $0.9 million, respectively. The tax benefit in 2014 of $0.9 million was a direct result of the Company's decision to reverse $1.9 million or 100% of its valuation allowance at December 31, 2014, partially offset by domestic state taxes and for tax provisions related to certain international profits. The Company recognized minimum federal tax provisions in 2015 and 2014 as the Company utilized operating loss carry forwards in both years, which were previously offset by valuation allowances.

As of December 31, 2015, the Company's deferred tax assets were primarily the result of U.S. net operating loss carryforwards. A valuation allowance of $1.9 million was recorded against the Company's gross deferred tax asset balance as of December 31, 2014.

At December 31, 2015, and December 31, 2014, the Company has Federal and State NOL carryforwards of $7.9 million and $8.4 million, respectively, which if unused will expire in years 2017 through 2029.

Non-controlling Interest

Net operating profits from the non-controlling interests, relating to the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $1,583,000 and $1,103,000 for the years ended December 31, 2015 and 2014, respectively.

Net Income

The Company reported a net income attributable to SPAR Group, Inc. of $0.9 million for the year ended December 31, 2015, or $0.04 per diluted share, compared to a net income of $3.3 million for the year ended December 31, 2014, or $0.15 per diluted share, based on diluted shares outstanding of 21.6 and 21.8 million at December 31, 2015, and 2014, respectively.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

For the years ended December 31, 2015 and 2014, the Company had net income before non-controlling interest of $2.5 million and $4.4 million, respectively.

Net cash provided by operating activities was $4.9 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively. Net income during 2015 and decreases in accounts receivable were partially offset by decreases in accounts payable and accrued expenses.

Net cash used in investing activities for the years ended December 31, 2015 and 2014, was approximately $1.6 million and $1.7 million, respectively. The net cash used in investing activities during 2015 was attributable to fixed asset additions, primarily capitalized software.

Net cash used in financing activities for the year ended December 31, 2015 was approximately $0.7 million compared to $1.5 million provided by financing activities in 2014. Net cash used in financing activities during 2015 was primarily from distributions to non-controlling investors and net payments against lines of credit, and also purchases of treasury shares.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the year ended December 31, 2015 of $1.3 million.

At December 31, 2015, the Company had net working capital of $16.8 million, as compared to net working capital of $16.5 million at December 31, 2014. The Company's current ratio was 2.3 at December 31, 2015, compared to 2.1 at December 31, 2014.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has designed such internal control over financial reporting by the Company to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2015.

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

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's fourth quarter of its 2015 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 19, 2016, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2016, but not later than 120 days after the end of the Company's 2015 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 11. Executive Compensation

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 19, 2016, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2016, but not later than 120 days after the end of the Company's 2015 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 19, 2016, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2016, but not later than 120 days after the end of the Company's 2015 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 19, 2016, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2016, but not later than 120 days after the end of the Company's 2015 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 19, 2016, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2016, but not later than 120 days after the end of the Company's 2015 fiscal year), which information is incorporated by reference to this Annual Report. Notwithstanding the foregoing, information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "Audit Committee Report" shall not be deemed to be incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedule

1.     Index to Financial Statements filed as part of this report:

2.     Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2015 and 2014	F-30

3.	Exhibits

Exhibit Number	Description

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

10.36

Sixth Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of July 1, 2014, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such loan agreement as of such amendment date (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the SEC on May 14, 2015).

10.37

Amended and Restated Secured Revolving Loan Note dated as of July 1, 2014, in the original maximum principal amount of $7,500,000 issued to Sterling National Bank by SPAR Group, Inc., National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such note, pursuant to (and governed by) the Sterling Loan Agreement as amended (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the SEC on May 14, 2015).

10.38

Seventh Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of September 28, 2015, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such loan agreement as of such amendment date (as filed herewith).

10.39

Amended and Restated Secured Revolving Loan Note dated as of September 28, 2015, in the original maximum principal amount of $8,500,000 issued to Sterling National Bank by SPAR Group, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such note, pursuant to (and governed by) the Sterling Loan Agreement as amended (as filed herewith).

10.40

Confirmation of Credit Facilities Letter by Royal Bank of Canada in favor of SPAR Canada Company dated as of October 17, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.41

General Security Agreement by SPAR Canada Company in favor of Royal Bank of Canada dated as of October 20, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.42

Waiver Letter and Amendment by and between Royal Bank of Canada Company, dated as of March 31, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on March 31, 2008).

10.43

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

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Jill Blanchard	Chief Executive Officer and Director
Jill Blanchard
Date: March 30, 2016

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: March 30, 2016

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: March 30, 2016

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: March 30, 2016

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: March 30, 2016

/s/ C. Manly Molpus	Director
C. Manly Molpus
Date: March 30, 2016

/s/ Arthur B. Drogue	Director
Arthur B. Drogue
Date: March 30, 2016

/s/ R. Eric McCarthey	Director
R. Eric McCarthey
Date: March 30, 2016

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: March 30, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPAR Group, Inc. and Subsidiaries

White Plains, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income (loss), equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Troy, Michigan

March 30, 2016

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$5,718	$4,382
Accounts receivable, net	23,203	26,245
Deferred income taxes	529	464
Prepaid expenses and other current assets	661	868
Total current assets	30,111	31,959

Property and equipment, net	2,443	2,175
Goodwill	1,800	1,800
Intangible assets, net	2,551	3,149
Deferred income taxes	5,890	5,134
Other assets	611	353
Total assets	$43,406	$44,570

Liabilities and equity
Current liabilities:
Accounts payable	$2,984	$4,011
Accrued expenses and other current liabilities	7,082	8,149
Accrued expenses due to affiliates	78	487
Deferred income taxes	2,154	1,540
Customer deposits	503	659
Lines of credit and short-term loans	476	658
Total current liabilities	13,277	15,504
Long-term debt	5,731	5,855
Total liabilities	19,008	21,359

Commitments and contingencies – See Note 6

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598
Issued and outstanding shares–
None – December 31, 2015 and
None – December 31, 2014	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued shares –
20,680,717 – December 31, 2015 and December 31, 2014	207	207
Treasury stock, at cost
119,695 shares – December 31, 2015 and
121,663 shares – December 31, 2014	(169)	(183)
Additional paid-in capital	15,871	15,519
Accumulated other comprehensive loss	(2,869)	(1,556)
Retained earnings	5,662	4,770
Total SPAR Group, Inc. equity	18,702	18,757
Non-controlling interest	5,696	4,454
Total equity	24,398	23,211

Total liabilities and equity	$43,406	$44,570

See accompanying notes to the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive (Loss) Income

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014
Net revenues	$119,279	$122,021
Cost of revenues	90,015	91,671
Gross profit	29,264	30,350

Selling, general and administrative expense	24,094	25,308
Depreciation and amortization	1,905	1,753
Operating income	3,265	3,289

Interest expense	214	158
Other income, net	(243)	(292)
Income before income tax expense	3,294	3,423

Income tax expense (benefit)	819	(948)
Net income	2,475	4,371
Net income attributable to non-controlling interest	(1,583)	(1,103)
Net income attributable to SPAR Group, Inc.	$892	$3,268

Basic income per common share:	$0.04	$0.16

Diluted income per common share:	$0.04	$0.15

Weighted average common shares – basic	20,559	20,578

Weighted average common shares – diluted	21,573	21,830

Net income	$2,475	$4,371
Other comprehensive loss:
Foreign currency translation adjustments	(1,313)	(525)
Comprehensive income	1,162	3,846
Comprehensive income attributable to non-controlling interest	(1,583)	(1,103)
Comprehensive (loss) income attributable to SPAR Group, Inc.	$(421)	$2,743

See accompanying notes to the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Interest	Equity
Balance at January 1, 2014	20,681	$207	182	$(356)	$15,339	$(1,031)	$1,654	$2,743	$18,556

Share-based compensation	–	–	–	–	655	–	–	–	655
Exercise of stock options	–	–	(95)	187	(133)	–	–	–	54
Change in non-controlling interest related to business acquisition	–	–	–	–	–	–	–	720	720
Distributions to non-controlling investors	–	–	–	–	–	–	–	(112)	(112)
Net cash settlement of stock options	–	–	–	–	(187)	–	(152)	–	(339)
Purchase of treasury shares	–	–	115	(169)	–	–	–	–	(169)
Reissued treasury shares – RSUs	–	–	(80)	155	(155)	–	–	–	–
Other comprehensive loss	–	–	–	–	–	(525)	–	–	(525)
Net income	–	–	–	–	–	–	3,268	1,103	4,371
Balance at December 31, 2014	20,681	207	122	(183)	15,519	(1,556)	4,770	4,454	23,211

Share-based compensation	–	–	–	–	434	–	–	–	434
Exercise of stock options	–	–	(61)	95	(54)	–	–	–	41
Distributions to non-controlling investors	–	–	–	–	–	–	–	(341)	(341)
Purchase of treasury shares	–	–	78	(109)	–	–	–	–	(109)
Reissued treasury shares – RSUs	–	–	(19)	28	(28)	–	–	–	–
Other comprehensive loss	–	–	–	–	–	(1,313)	–	–	(1,313)
Net income	–	–	–	–	–	–	892	1,583	2,475
Balance at December 31, 2015	20,681	$207	120	$(169)	$15,871	$(2,869)	$5,662	$5,696	$24,398

See accompanying notes to the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014
Operating activities
Net income	$2,475	$4,371
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,905	1,753
Bad debt expense, net of recoveries	388	115
Deferred income tax benefit	(207)	(1,702)
Share based compensation	434	655
Changes in operating assets and liabilities, net of business acquisitions and disposition:
Accounts receivable, net	2,792	(4,789)
Prepaid expenses and other assets	(62)	(313)
Accounts payable	(1,105)	(256)
Accrued expenses, other current liabilities and customer deposits	(1,730)	2,263
Net cash provided by operating activities	4,890	2,097
Investing activities
Purchases of property and equipment and capitalized software	(1,575)	(1,326)
Purchase of Unilink	–	(375)
Net cash used in investing activities	(1,575)	(1,701)
Financing activities
Net (payments) borrowing on lines of credit	(226)	2,222
Proceeds from stock options exercised	41	54
Net cash settlement of stock options	–	(339)
Payments on term debt	(24)	(24)
Payments on capital lease obligations	–	(109)
Purchase of treasury shares	(109)	(169)
Distribution to non-controlling investors	(341)	(110)
Net cash (used in) provided by financing activities	(659)	1,525

Effect of foreign exchange rate changes on cash	(1,320)	(353)
Net change in cash and cash equivalents	1,336	1,568
Cash and cash equivalents at beginning of year	4,382	2,814
Cash and cash equivalents at end of year	$5,718	$4,382
Supplemental disclosure of cash flows information
Interest paid	$190	$120
Income taxes paid	$187	$445
Supplemental disclosure of non-cash financing activities
Fair value of contingent Unilink consideration	$–	$375
Increase in non-controlling interest attributable to acquisition of Unilink subsidiary	$–	$720

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York,
			United States of America
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
China	March 2010	51%[1]	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51%	Istanbul, Turkey

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

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $542,000 and $259,000 at December 31, 2015, and 2014, respectively. Bad debt expense was $388,000 and $115,000 for the years ended December 31, 2015 and 2014, respectively.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method. Maintenance and minor repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2015 and 2014 (including amortization of capitalized software as described below) was $1.3 million and $1.2 million, respectively.

Internal Use Software Development Costs

The Company capitalizes certain costs associated with its internally developed software. Specifically, the Company capitalizes the costs of materials and services incurred in developing or obtaining internal use software. These costs include (but are not limited to) the cost to purchase software, the cost to write program code, payroll and related benefits and travel expenses for those employees who are directly involved with and who devote time to the Company's software development projects. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during preliminary project and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. Capitalized software development costs are amortized over three years on a straight-line basis.

The Company capitalized $1,294,000 and $1,082,000 of costs related to software developed for internal use in 2015 and 2014, respectively, and recognized approximately $1,027,000 and $895,000 of amortization of capitalized software for the years ended December 31, 2015 and 2014, respectively.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill may result from our business acquisitions. Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecast discounted cash flows associated with each reporting unit. As of December 31, 2015, we had recorded goodwill of $1.8 million. We allocate goodwill acquired in a business combination to the appropriate reporting unit as of the acquisition date.

Goodwill is subject to annual impairment tests and interim impairment tests, if impairment indicators are present. The impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment indicates a potential impairment, the Company performs the two step quantitative impairment test. Step one of the two step impairment test is to compare the fair value of the reporting unit with the reporting unit's carrying amount including goodwill. If the test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company has determined that it has two reporting units, and that a two-step quantitative goodwill impairment test was not necessary, as of December 31, 2015 and 2014. Based on the qualitative assessment, the Company did not identify any indication of impairment of its goodwill as of December 31, 2015 and 2014.

Accounting for Share Based Compensation

The Company measures all employee share-based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended December 31, 2015 and 2014 was $434,000 and $655,000, respectively.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

If the inputs used to measure the fair value fall within different levels of the hierarchy, the fair value is determined based upon the lowest level input that is significant to the fair value measurement. Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated their fair values (Level 1) at December 31, 2015 and 2014. The carrying value of the Company’s long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level 2).

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

New Accounting Pronouncements

February 2016

The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is in the process of evaluating the future impact of ASU 2016-02 on our consolidated financial position, results of operations and cash flows.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

January 2016

The FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

November 2015

The FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, simplifying the balance sheet classification of deferred taxes by requiring all deferred taxes, along with any related valuation allowance, to be presented as noncurrent. This ASU is effective for the Company beginning in the first quarter of 2017, allows for early adoption and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s Consolidated Financial Statements.

September 2015

The FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU also requires an entity to present separately on the face of the income statement, or disclose in the notes to the financial statements, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU is effective within annual periods beginning on or after December 15, 2015, including interim periods within that reporting period, and will be applied prospectively to measurement-period adjustments that occur after the effective date of this ASU. The Company believes this standard will not result in any impact on its financial statements.

August 2015

The FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). ASU 2015-15 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 then clarified that debt issuance costs related to a line-of-credit arrangement can be presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These ASUs are effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. An entity should apply this new guidance on a retrospective basis and is required to comply with applicable disclosures for a change in an accounting principle. These standards will result in a balance sheet reclassification and require related disclosure revisions in the Company’s financial statements. The Company is currently evaluating the impact of its pending adoption of ASU 2015-15 on its consolidated financial statements. These standards will not result in a balance sheet reclassification or require related disclosure revisions in the Company’s financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

July 2015

The FASB issued ASU No. 2015-14, deferring the effective date of ASU 2014-09 - Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, one year, from January 1, 2017, to January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently assessing the method under which it will adopt and the potential impact of adopting ASU 2014-09 on its financial position, results of operations, cash flows and/or disclosures.

February 2015

The FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 eliminates specific consolidation guidance for limited partnerships and revises other aspects of consolidation analysis, including how kick-out rights, fee arrangements and related parties are assessed. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of ASU 2015-02 on the Company’s financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Supplemental Balance Sheet Information (in thousands)

	December 31,
	2015	2014
Accounts receivable, net, consists of the following:

Trade	$20,085	$20,667
Unbilled	3,028	4,548
Non-trade	632	1,289
	23,745	26,504
Less allowance for doubtful accounts	(542)	(259)
	$23,203	$26,245

	December 31,
	2015	2014
Property and equipment consists of the following:

Equipment	$8,756	$8,562
Furniture and fixtures	651	650
Leasehold improvements	263	263
Capitalized software development costs	8,331	7,037
	18,001	16,512
Less accumulated depreciation and amortization	(15,558)	(14,337)
	$2,443	$2,175

	United States	International	Total
Goodwill:
Balance December 31, 2014	$1,188	$612	$1,800
Balance December 31, 2015	$1,188	$612	$1,800

	December 31,
	2015	2014
Intangible assets consist of the following:

Customer contracts and lists	$3,941	$4,507
Less accumulated amortization	(1,390)	(1,358)
	$2,551	$3,149

The Company is amortizing its customer contracts and lists of $3.9 million on a straight line basis over lives ranging from 5 to 10 years. Amortization expense for the years ended December 31, 2015 and 2014 was approximately $592,000 and $570,000, respectively. The annual amortization for each of the following years succeeding December 31, 2015, are summarized as follows:

Year	Amount
2016	$529
2017	529
2018	298
2019	265
2020	265
Thereafter	665
Total	$2,551

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Supplemental Balance Sheet Information (in thousands) (continued)

	December 31,
	2015	2014
Accrued expenses and other current liabilities:

Taxes payable	$1,737	$2,340
Accrued salaries and wages	1,807	2,006
Loans from domestic and international local investors (1)	1,419	1,475
Contingent liabilities, incentive for consulting fees	290	617
Accrued accounting and legal expenses	182	295
Uncertain tax position reserves	164	152
Other	1,483	1,264
Accrued expenses and other current liabilities	$7,082	$8,149

(1)     Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms and are due on demand and as such have been classified as current liabilities in the Company's consolidated financial statements.

4. Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries (namely SPAR Marketing Force, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc.), SPAR Canada Company ("SCC"), and SPAR Wings & Ink Company (“SWI) (together with SGRP, SCC and SWI, each a "Borrower"), are parties to a Revolving Loan and Security Agreement dated July 6, 2010, as amended in June 2011, July 2012, January 2013, July 2013, October 2013, June 2014 and September 2015 (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $8.5 million (see below) to Sterling National Bank (as amended by all loan amendments, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility currently is scheduled to expire and the Borrowers' loans thereunder will become due on July 6, 2017 (with no early termination fee).

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

The Sterling Loan Agreement contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments. The Sterling Loan Agreement also prohibits the Corporation from paying dividends to its stockholders without Sterling's prior written consent. At December 31, 2015, the Company was in compliance with such covenants.

The amendment to the Sterling Loan Agreement dated as of September 28, 2015, among other things, extended the scheduled term of the Sterling Credit Facility to July 6, 2017 (with no early termination fee), increased the maximum principal amount of the Secured Revolving Loan Note to $8.5 million and removed SWI as a borrower, as this entity was merged into SCC as of January 1, 2014.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $876,000 (based upon the exchange rate at December 31, 2015). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request. SPARFACTS is in the process of renegotiating new financing.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Credit Facilities (continued)

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20.0 million Yen (Japanese), or approximately $166,000. The loan is payable in monthly installments of 238,000 Yen or $2,000 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at December 31, 2015, was approximately 6.2 million Yen or $51,000, of which $24,000 is short term and $27,000 is long term (based upon the exchange rate at December 31, 2015).

The China Unilink subsidiary secured a loan with China Construction Bank in the amount of 1.4 million Chinese Yuan Renminbi, or approximately $216,000 (based on the exchange rate at December 31, 2015). The loan is collateralized with the personal property of one of the minority shareholders of Unilink. The loan has an interest rate of 7.2% per annum and a maturity date of February 11, 2016, at which time the full amount outstanding was paid in full. The full amount was outstanding as of December 31, 2015.

The Company had scheduled future maturities of loans as of December 31, 2015, approximately as follows (dollars in thousands):

	Interest Rate as of December 31, 2015	2016	2017	2018
Mizuho Bank	0.1%	$24	$24	$3
China Construction Bank	7.2%	216	–	–
Sterling National Bank	3.0%	–	5,704	–
Oxford Funding Pty Ltd.	6.5%	236	–	–

Total		$476	$5,728	$3

Summary of Company Credit and Other Debt Facilities (in thousands) :

	December 31, 2015	December 31, 2014
Unused Availability:
United States	$1,635	$1,696
Australia	640	573
Total Unused Availability	$2,275	$2,269

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Income Taxes

Income before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014
Domestic	$517	$1,265
Foreign	2,777	2,158
Total:	$3,294	$3,423

The income tax benefit is summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014
Current:
Federal	$2	$15
Foreign	949	623
State	76	116

Deferred:
Federal	(192)	(1,525)
Foreign	(65)	(8)
State	49	(169)
Net expense (benefit)	$819	$(948)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2015	Rate	2014	Rate
Provision for income taxes at federal statutory rate	$1,120	34.0%	$1,164	34.0%
State income taxes, net of federal benefit	30	0.9%	37	1.1%
Permanent differences	28	0.8%	(79)	(2.3%)
Federal Research and Development Credit	(192)	(5.8)%	–	–%
Change in valuation allowance	–	–%	(1,900)	(55.5%)
Return to provision	(51)	(1.5)%	–	–%
Foreign tax rate differential	(60)	(1.8)%	(161)	(4.7%)
Other	(56)	(1.7)%	(9)	(0.3%)
Net (benefit) expense	$819	24.9%	$(948)	(27.7%)

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Income Taxes (continued)

Deferred taxes consist of the following (in thousands):	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$2,929	$3,163
Federal Research and Development Credit	192	–
Deferred revenue	165	157
Allowance for doubtful accounts and other receivable	78	80
Share-based compensation expense	769	604
Foreign subsidiaries	529	464
Depreciation	479	174
Other	38	166
Federal Alternative Minimum Tax	116	–
Total deferred tax assets	5,295	4,808

Deferred tax liabilities:
Goodwill	307	128
Capitalized software development costs	723	622
Total deferred tax liabilities	1,030	750
Net deferred taxes	$4,265	$4,058

At December 31, 2015, and December 31, 2014, the Company has Federal and State NOL carryforwards of $7.7 million and $8.4 million, respectively, which if unused will expire in years 2018 through 2029.

Approximately $1.8 million of the NOLs were incurred prior to the acquisition of PIA Merchandising Services, Inc. in 1999. The acquisition resulted in a change of ownership under Internal Revenue Code ("IRC") section 382 and placed a limit on the amount of pre-acquisition NOLs that may be used each year to reduce taxable income. The annual limitation is $657,500.

The Company does not provide currently for U.S. income taxes on the undistributed earnings of its profitable foreign subsidiaries (which are approximately $2.5 million as of December 31, 2015), since, at the present time, management expects any earnings to be reinvested in the foreign subsidiaries and not distributed. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes, which could potentially be offset by foreign tax credits. Distribution of those earnings can also subject the Company to related withholding taxes payable to various non-U.S. jurisdictions. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations.

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$113	$102
Additions for tax provisions of prior years	3	11
Ending balance	$116	$113

Interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Income Taxes (continued)

Details of the Company's tax reserves at December 31, 2015, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$116	$40	$8	$164
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$116	$40	$8	$164

In management's view, the Company's tax reserves at December 31, 2015, for potential domestic state tax liabilities were sufficient. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. states and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2012 through the present. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

6. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $1,285,000 and $1,155,000 for the years ended December 31, 2015 and 2014, respectively. Equipment lease expense was approximately $168,000 and $262,000 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

Year	Amount
2016	$1,309
2017	630
2018	514
2019	388
2020	320
Thereafter	153
Total	$3,314

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

7. Treasury Stock

Pursuant to the SPAR Group, Inc., 2012 Stock Repurchase Program (the "Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on August 8, 2012, and ratified on November 8, 2012, under the Repurchase Program, SGRP may repurchase shares of its common stock through August 8, 2015, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  On May 11, 2015, SGRP's Audit Committee approved and its Board of Directors adopted the 2015 Stock Repurchase Program extending the stock repurchase plan until May 31, 2018, allowing a total of 532,235 shares to be repurchased. SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information as adopted, restated, effective and dated as of May 1, 2004, and as further amended through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). As of December 31, 2015, 410,591 shares have been repurchased under this program. It should be noted that no shares were utilized for the Employee Stock Purchase Plan during 2015, leaving a total of 119,695 shares of Treasury Stock at December 31, 2015. The Company anticipates continuing its Repurchase Program throughout 2016.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At December 31, 2015, no shares of SGRP Series A Preferred Stock were issued and outstanding.

9. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible domestic employees. The Company made contributions of $89,000 and $93,000 for the years ended December 31, 2015 and 2014, respectively.

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

10. Related Party Transactions (continued)

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

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("SIT") are affiliates of SGRP but are not part of the consolidated Company. Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are the sole stockholders of SBS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS. During 2014 the stockholders of SAS were Mr. Bartels and Mr. Brown, and as of January 1, 2015, Mr. Brown had transferred all of his ownership to parties related to Mr. Brown (his children and nephew), each of whom are considered affiliates of the Company for related party purposes because of their family relationship with Mr. Brown.

SBS, through the use as needed of up to 7,300 of its available field merchandising specialists, provided approximately 82% and 81% of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including field force provided by NRS, as defined below) for the year ended December 31, 2015 and 2014, respectively, and SAS, through the use of its 57 full-time national, regional and district administrators, provided approximately 92% of the direct domestic field administration used by the Company for both years (as a percentage of the total cost for such field administrators). In addition to these field service expenses, both SBS and SAS also incur other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses paid by either of them. The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and the legal and other expenses paid directly by the Company on behalf of both SBS and SAS, was $25.7 million and $26.9 million, for the year ended December 31, 2015 and 2014, respectively.

Pursuant to the terms of the Amended and Restated Field Service Agreement with SBS dated as of January 1, 2004, as amended in 2011, and the Amended and Restated Field Management Agreement with SAS dated as of January 1, 2004 (each an "Prior Agreement"), defined reimbursable expenses and established the "Cost Plus Fee" arrangement where the Company paid SBS and SAS for their costs of providing those services plus a fixed percentage of such reimbursable expenses (the "Cost Plus Fee"). The Cost Plus Fee percentage markup was 4.0% reimbursable expenses in each Prior Agreement. The parties have had negotiations respecting replacement agreements since the Prior Agreements expired on November 30, 2014, at first primarily with SBS and more recently with SAS. The Company and SBS have agreed in principle to reduce the Cost Plus Fee to 2.96% for SBS while making certain other adjustments to SBS's reimbursable expenses and previous credits for the year ended December 31, 2015. The Company's net expense for SBS services during that period would have been approximately the same if the Cost Plus Fee of 4% and previous credits under the Prior Agreement, that expired on November 30, 2014, had been used instead. New agreements are being prepared, which in each case would be subject to contractual terms and provisions reasonably acceptable to the parties (each a "Pending Agreement").

No salary reimbursements for Mr. Brown or Mr. Bartels have been included in such reimbursable expenses or Cost Plus Fee during 2015 and 2014, as such salary reimbursements were not permitted under the Prior Agreements and have not been authorized by the Audit Committee (as required under related party transaction rules) since those agreements ended. However, since SBS is a "Subchapter S" corporation and owned by Messrs. Brown and Bartels, all income from SBS is allocated to them. A similar approach has been taken for SAS, which is partially owned by Mr. Bartels and parties related to Mr. Brown.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Related-Party Transactions (continued)

During the fourth quarter of 2015, Mr. Burdekin made advances to the Company totaling $418,000. These amounts were included in accrued expenses and other current liabilities as of December 31, 2015, and have been subsequently paid back in 2016.

NRS provided substantially all of the domestic merchandising specialist field force used by NMS. Pursuant to the terms of the Master Field Services Agreement dated as of August 1, 2013 (the "NRS Services Agreement"), NMS will receive merchandising services from NRS through the use of approximately 700 field merchandising specialists. For those services, the Company has agreed to reimburse NRS for its total costs of providing those services and to pay NRS a fee equal to 2% of its total costs (the "Plus 2% Fee"). Those costs include all field and administrative costs and expenses (effectively including net workers compensation insurance expenses) of NRS but exclude certain legal and other administrative expenses. Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin are included in such reimbursable costs or Plus 2% Fee.

NRS provided substantially all of the domestic merchandising specialist field force used by NMS and 5% and 8% of all of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including the field force provided by SBS) for the year ended December 31, 2015 and 2014, respectively. The total Plus 2% Fee earned by NRS for services rendered was approximately $26,000 and $44,000 for the year ended December 31, 2015 and 2014, respectively. As of December 2015, NMS no longer uses NRS but uses field merchandising services from a non-affiliated third-party provider, but NMS could once again use NRS in the future.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Related-Party Transactions (continued)

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2015	2014
Services provided by affiliates:
Field merchandiser expenses* (SBS)	$20,538	$21,848
Field administration expenses* (SAS)	$4,492	$4,380
Field merchandiser expenses* (NRS)	$1,323	$2,259
Office and vehicle rental expenses (MPT)	$70	$57
Vehicle rental expenses (MCPT)	$1,108	$597
Office and vehicle rental expenses (MHT)	$90	$90
Field administration expenses* (NDS Tanitim)	$15	$44
Field merchandiser expenses* (NDS Reklam)	$117	$962
Consulting and administrative services (CON)	$283	$–

Total services provided by affiliates	$28,036	$30,237

* Includes substantially all overhead (in the case of SAS, SBS and NRS), or related overhead, plus any applicable markup.

Accrued expenses due to affiliates (in thousands):	December 31,	December 31,
	2015	2014
Total accrued expenses due to affiliates	$78	$487

In July 1999, SPAR Marketing Force, Inc. ("SMF"), SBS and SIT entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and had the right to unilaterally license and exploit their "Business Manager" Internet job scheduling software (which had been jointly developed by such parties), and all related improvements, revisions, developments and documentation from time to time voluntarily made or procured by any of them at its own expense. Business Manager and its other proprietary software and applications are used by the Company for (among other things) the scheduling, tracking, coordination and reporting of its merchandising and marketing services and are accessible via the Internet or other applicable telecommunication network by the authorized representatives of the Company and its clients through their respective computers and mobile devices. In addition, SPAR Trademarks, Inc. ("STM"), SBS and SIT entered into separate perpetual trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT and SBS (and through them to their commonly controlled subsidiaries and affiliates by sublicenses, including SAS) for their continued use of the name "SPAR" and certain other trademarks and related rights of STM, a wholly owned subsidiary of SGRP. SBS and SAS provide services to the Company, as described above, and SIT no longer provides services to and does not compete with the Company.

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

As of December 31, 2015, approximately 1.2 million shares were available for grant under the amended 2008 Plan.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Stock Based Compensation Plans (continued)

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

Stock Options

The stock option Awards issued under the 2008 Plan are typically "nonqualified" (as a tax matter), have a ten (10) year maximum life (term) and vest during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company.  Stock-based compensation cost is measured on the grant date, based on the fair value of the stock options Award calculated at that date, and is recognized as compensation expense on a straight-line basis over the requisite service period, which generally is the options' vesting period. Fair value is calculated using the Black-Scholes option pricing model.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Stock Based Compensation Plans (continued)

Stock option Award activity for the years ended December 31, 2015 and 2014 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Covered	Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2014	3,550,599	$0.99	6.64	$3,577
Exercised/cancelled	(453,522)	0.53	–	445
Forfeited or expired	(1,750)	1.01	–	–

Outstanding at December 31, 2014	3,095,327	$1.07	6.39	$1,322

Exercised/cancelled	61,124	0.69	–	46
Forfeited or expired	67,709	1.62	–	–

Outstanding at December 31, 2015	2,966,494	$1.05	5.17	$753
Exercisable at December 31, 2015	2,543,941	$0.91	4.76	$753

The following table summarizes information about stock options outstanding at December 31, 2015:

			Option Awards Outstanding			Option Awards Exercisable
				Weighted
				Average	Weighted		Weighted
			Covered	Remaining	Average	Covered	Average
Range of			Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices			Outstanding	Life	Price	Exercisable	Price
Less than $1.00			1,596,186	3.64	$0.55	1,596,186	$0.55
$1.00	-	$2.00	942,808	6.68	1.42	717,755	1.35
$2.01	-	$4.00	427,500	7.58	2.13	230,000	2.13

Outstanding at December 31, 2015			2,966,494		$1.05	2,543,941	$0.91

The weighted-average grant-date fair value of stock option Awards granted during the year ended December 31, 2015 was $0. The total intrinsic value of stock option Awards exercised during the year ended December 31, 2015 and 2014 was $46,000 and $445,000, respectively. The tax benefit, available to the Company, from stock options exercised during the years ended December 31, 2015 and 2014 was approximately $17,500 and $169,000, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report.

The Company recognized $395,000 and $511,000 in stock-based compensation expense relating to stock option Awards during the years ended December 31, 2015 and 2014, respectively. The recognized tax benefit on stock based compensation expense related to stock options during the years ended December 31, 2015 and 2014, was approximately $150,000 and $197,000, respectively.

As of December 31, 2015, total unrecognized stock-based compensation expense related to stock options was $516,000. This expense is expected to be recognized over a weighted average period of approximately 1.6 years, and will be adjusted for changes in estimated forfeitures.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Stock Based Compensation Plans (continued)

Restricted Stock

The restricted stock Awards previously issued under the 2008 Plan vested during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Restricted stock granted under the 2008 Plan is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation expense ratably over the requisite service period which generally is the Award's vesting period. In 2015, the Company issued 44,000 restricted stock Awards to its employees and to a Director.

The performance stock Awards were based on achievement of at least $8,000,000 in EBITDA during any rolling 12 month period as filed on the Company's quarterly or year-end 10Q/10K starting with the 10Q filed for the period ending March 31, 2016 through December 31, 2018. In 2015, the Company issued 74,100 performance stock Awards to employees of the Company.

The following table summarizes the activity for restricted stock Awards during the years ended December 31, 2015 and 2014:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at January 1, 2014	80,000	$2.03
Granted	107,400	1.51
Vested	(80,000)	2.03
Forfeited	–	–
Unvested at December 31, 2014	107,400	1.51
Granted	118,100	1.31
Vested	(25,625)	1.51
Forfeited	(4,900)	–
Unvested at December 31, 2015	194,975	$1.39

During the years ended December 31, 2015 and 2014, the Company recognized approximately $39,000 and $144,000, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the years ended December 31, 2015 and 2014 was approximately $15,000 and $55,000, respectively.

During the years ended December 31, 2015 and 2014, the total fair value of restricted stock vested was $155,200 and $162,400, respectively.

As of December 31, 2015, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $246,300, which is expected to be expensed over a weighted-average period of 4.0 years.

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

12. Segment Information

The Company reports net revenues from operating income by reportable segment. Reportable segments are components of the Company for which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

12. Segment Information (continued)

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Year Ended December 31,
	2015	2014
Revenue, net:
United States	$43,612	$46,404
International	75,667	75,617
Total revenue	$119,279	$122,021

Operating income:
United States	$609	$1,349
International	2,656	1,940
Total operating income	$3,265	$3,289

Interest expense:
United States	$92	$84
International	122	74
Total interest expense	$214	$158

Other expense (income), net:
United States	$–	$–
International	(243)	(292)
Total other expense (income), net	$(243)	$(292)

Income before income tax expense (benefit):
United States	$517	$1,265
International	2,777	2,158
Total income before income tax expense (benefit)	$3,294	$3,423

Income tax expense (benefit):
United States	$(65)	$(1,563)
International	884	615
Total income tax expense (benefit)	$819	$(948)

Net income:
United States	$582	$2,828
International	1,893	1,543
Total net income	$2,475	$4,371

Depreciation and amortization:
United States	$1,350	$1,294
International	555	459
Total depreciation and amortization	$1,905	$1,753

12. Segment Information (continued)

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Capital expenditures:
United States	$1,118	$1,011
International	457	315
Total capital expenditures	$1,575	$1,326

Note: There were no inter-company sales for 2015 or 2014.

	December 31,
	2015	2014
Assets:
United States	$21,799	$21,748
International	21,607	22,822
Total assets	$43,406	$44,570

Geographic Data (in thousands)

	Year Ended December 31,
	2015		2014
Net international revenues:		% of consolidated net revenue		% of consolidated net revenue
South Africa	$ 20,341	17.1%	$ 17,695	14.5%
Mexico	17,616	14.8	18,923	15.5
China	14,755	12.4	8,418	6.9
Canada	6,374	5.3	7,220	5.9
India	6,372	5.3	7,424	6.1
Japan	5,473	4.6	7,420	6.1
Australia	4,297	3.6	6,437	5.3
Turkey	439	0.4	2,080	1.7
Total international revenue	$75,667	63.5%	$75,617	62.0%

	Years Ended December 31
	2015	2014
Long lived assets:
United States	$10,147	$9,368
International	3,148	3,243
Total long lived assets	$13,295	$12,611

13. Purchase and Sale of Interests in Subsidiaries

The following contains descriptions of the Company's purchases and sale of interests in its operating subsidiaries during the years ended December 31, 2015 and 2014.  In each of the consolidated subsidiaries noted below, the Company made its investment together with an experienced person or company in the local area who is not otherwise affiliated with the Company (each a "Local Investor"). The Company provides its subsidiaries with its proprietary Internet-based technological systems (which include its logistical, communication, scheduling, tracking, reporting and accounting programs) that run on and are developed, managed, maintained and controlled from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A. (the Company's "Global Technology Systems"), which are generally phased in over time following acquisition. The Company also provides its subsidiaries with company-wide executive management, administrative support, accounting oversight, procedures and controls (financial and reporting), credit support and corporate codes and policies that apply to each such subsidiary (the Company's "Global Administration", and together with its Global Technology Systems, the Company's "Global Contributions"). The Company also seeks to own a majority (at least 51%) of such a subsidiary's equity while the Local Investor purchases a minority equity interest in it (49% or less). In addition to that equity, a Local Investor provides credit support, certain services and the useful local attention, perspective and relationships of a substantial (although non-controlling) equity owner with a strong financial stake in such subsidiary's success (the "Local Contributions"). The Local Investor also often contributes an existing customer base to the subsidiary in which it invests. The Company, through its various agreements with the applicable Local Investor, has provided for exit strategies that are deemed fair and equitable for both the Company and the Local Investor.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The total contingent liability of $374,830 (payable at the rate of $187,415 in each of the next two year periods) is due and payable to Unilink provided Unilink operation income exceeds base earnings of $235,000 in each of the next two year periods. If this minimum operation earnings is not achieved in each year the payment in that year is not paid to Unilink. Unilink was paid $187,415 in 2015 since it exceeded their base earnings target and the Company is confident that the Unilink business will meet or exceed this minimum operating earnings target again in 2016 and therefore has recorded the additional future payment of $187,415 as a contingent liability at December 31, 2015. The Company has completed its valuation of the fair value and recorded an intangible asset for its customer list that was valued at $1,469,922 at December 31, 2014, which is being amortized over ten years.

In addition, if (for each of the next two year periods) the operating earnings of Unilink exceed $585,000 in each year, SPAR Shanghai agreed to pay a bonus to the sellers of Unilink equal to 50% of the excess operating income over the base of $585,000. The Company does not expect that the Unilink business will exceed the $585,000 operating earnings target and, as such, has not recorded this additional future payment as a contingent liability at December 31, 2015.

14. Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014
Numerator:
Net income attributable to SPAR Group, Inc.	$892	$3,268

Denominator:
Shares used in basic net income per share calculation	20,559	20,578
Effect of diluted securities:
Stock options and unvested restricted shares	1,014	1,252
Shares used in diluted net income per share calculations	21,573	21,830

Basic net income per common share:	$0.04	$0.16
Diluted net income per common share:	$0.04	$0.15

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	(Recovered From)/Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2015:

Deducted from asset accounts:
Allowance for doubtful accounts	$259	388	105	$542

Year ended December 31, 2014:

Deducted from asset accounts:
Allowance for doubtful accounts	$122	115	(22)	$259

(1)     Uncollectible accounts written off, net of recoveries