Form 10-Q
period 2016-03-31
SPAR GROUP INC
filed 2016-05-16
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2016.

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

☐ Yes    ☒ No

On May 10, 2016, there were 20,571,469 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:         FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

 (Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,033	$5,718
Accounts receivable, net	20,285	23,203
Deferred income taxes	468	529
Prepaid expenses and other current assets	734	661
Total current assets	28,520	30,111

Property and equipment, net	2,459	2,443
Goodwill	1,800	1,800
Intangible assets, net	2,418	2,551
Deferred income taxes	6,513	5,890
Other assets	857	611
Total assets	$42,567	$43,406

Liabilities and equity
Current liabilities:
Accounts payable	$4,024	$2,984
Accrued expenses and other current liabilities	5,941	7,082
Accrued expenses due to affiliates	1,251	78
Deferred income taxes	2,566	2,154
Customer deposits	583	503
Lines of credit and short-term loans	304	476
Total current liabilities	14,669	13,277
Long-term debt and other liabilities	4,027	5,731
Total liabilities	18,696	19,008

Commitments and Contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598
Issued and outstanding shares– None – March 31, 2016 and December 31, 2015	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued shares – 20,680,717 – March 31, 2016 and December 31, 2015	207	207
Treasury stock, at cost 116,370 shares – March 31, 2016 and 119,695 shares – December 31, 2015	(164)	(169)
Additional paid-in capital	15,954	15,871
Accumulated other comprehensive loss	(3,357)	(2,869)
Retained earnings	5,523	5,662
Total SPAR Group, Inc. equity	18,163	18,702
Non-controlling interest	5,708	5,696
Total equity	23,871	24,398
Total liabilities and equity	$42,567	$43,406

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss)

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net revenues	$26,611	$29,266
Cost of revenues	20,442	22,353
Gross profit	6,169	6,913

Selling, general and administrative expense	5,513	6,096
Depreciation and amortization	488	468
Operating income	168	349

Interest expense	28	58
Other (income) expense, net	(24)	(29)
Income before income tax expense	164	320

Income tax expense	5	151
Net income	159	169
Net income attributable to non-controlling interest	(298)	(243)
Net (loss) attributable to SPAR Group, Inc.	$(139)	$(74)

Basic and diluted (loss) per common share:	$(0.01)	$–

Weighted average common shares – basic and diluted	20,563	20,562

Net income	$159	$169
Other comprehensive (loss):
Foreign currency translation adjustments	(488)	(664)
Comprehensive (loss)	(329)	(495)
Comprehensive (loss) attributable to non-controlling interest	(298)	(243)
Comprehensive (loss) attributable to SPAR Group, Inc.	$(627)	$(738)

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2016	20,681	$207	120	$(169)	$15,871	$(2,869)	$5,662	$5,696	$24,398

Share-based compensation	–	–	–	–	88	–	–	–	88
Reissued treasury shares – RSU's	–	–	(4)	5	(5)	–	–	–	–
Distributions to non-controlling investors	–	–	–	–	–	–	–	(286)	(286)
Other comprehensive loss	–	–	–	–	–	(488)	–	–	(488)
Net (loss) income	–	–	–	–	–	–	(139)	298	159
Balance at March 31, 2016	20,681	$207	116	$(164)	$15,954	$(3,357)	$5,523	$5,708	$23,871

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$159	$169
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	488	468
Bad debt expense, net of recoveries	(40)	19
Share based compensation	88	102
Changes in operating assets and liabilities:
Accounts receivable	3,039	1,186
Prepaid expenses and other assets	(466)	646
Accounts payable	1,052	(258)
Accrued expenses, other current liabilities and customer deposits	99	(890)
Net cash provided by operating activities	4,419	1,442

Investing activities
Purchases of property and equipment and capitalized software	(372)	(584)
Net cash used in investing activities	(372)	(584)

Financing activities
Net payments on lines of credit	(1,868)	(428)
Proceeds from stock options exercised	–	2
Payments on term debt	(6)	(6)
Distribution to non-controlling investors	(286)	–
Net cash used in financing activities	(2,160)	(432)

Effect of foreign exchange rate changes on cash	(572)	(516)
Net change in cash and cash equivalents	1,315	(90)
Cash and cash equivalents at beginning of year	5,718	4,382
Cash and cash equivalents at end of period	$7,033	$4,292

Supplemental disclosure of cash flows information
Interest paid	$46	$72
Income taxes paid	$39	$55

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

The unaudited, interim condensed consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2015 has been compiled from the audited balance sheet as of such date. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2016 (the "2015 Annual Report"), and SGRP's Proxy Statement for its 2016 Annual Meeting of Stockholders as filed with the SEC on April 27, 2016 (the "2016 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2015 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2016 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE OFFICERS, COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year.

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

As of March 31, 2016, the Company operates in 9 countries and divides its operations into two reportable segments: its Domestic Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

3.     Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net (loss) attributable to SPAR Group, Inc.	$(139)	$(74)

Denominator:
Weighted average shares used in basic and diluted net income per share calculation	20,563	20,562

Basic and diluted net (loss) per common share	(0.01)	–

For the three month periods ended March 31, 2016 and March 31, 2015, 771,000 and 1,029,000 vested and non-vested stock options were not included in the calculation because they would have had an anti-dilutive effect.

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

The Sterling Loan Agreement contains certain financial and other restrictive covenants and also limits certain expenditures by the Borrowers, including, but not limited to, capital expenditures and other investments.

The Company is required to maintain a Fixed Charge Ratio of at least 1.5 to 1.0. The Company was not in compliance of the Fixed Charge Coverage Ratio covenant at March 31, 2016, however a waiver was obtained from Sterling Bank on May 16, 2016.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $920,000 USD (based upon the exchange rate at March 31, 2016). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement is on a month to month basis at the Company's request. The outstanding balance at March 31, 2016, was approximately $363,000 (Australian) or $278,000 USD (based on the exchange rate at March 31, 2016).

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of approximately 20.0 million Yen (Japanese) or $178,000 USD. The loan is payable in monthly installments of 238,000 Yen or $2,100 USD at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at March 31, 2016, was approximately 5.5 million Yen or $49,000 USD (based upon the exchange rate at March 31, 2016).

The Company had scheduled future maturities of loans as of March 31, 2016, approximately as follows (dollars in thousands):

	Interest Rate as of March 31, 2016	2016	2017	2018
Mizuho Bank	0.1%	$19	$25	$5
Sterling National Bank	3.0%	–	4,004	–
Oxford Funding Pty Ltd.	6.5%	278	–	–
Total		$297	$4,029	$5

	March 31, 2016	December 31, 2015
Unused Availability:
United States	$1,897	$1,635
Australia	642	640
Total Unused Availability	$2,539	$2,275

(1)      Based on interest rate at March 31, 2016

(2)      Based on interest rate at December 31, 2015

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

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

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("SIT"), are affiliates of SGRP but are not part of the consolidated Company. Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are the sole stockholders of SBS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS. The stockholders of SAS were Mr. Bartels and Mr. Brown, and as of January 1, 2015, Mr. Brown had transferred all of his ownership to parties related to Mr. Brown (his children and nephew), each of whom are considered affiliates of the Company for related party purposes because of their family relationships with Mr. Brown.

SBS, through the use as needed of up to 4,200 of its available field audit, assembly and other merchandising specialists in the U.S.A., provided approximately 80% and 87% of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including field force provided by NRS, as defined below) for the three months ended March 31, 2016 and 2015, respectively, and SAS, through the use of its 50 full-time national, regional and district administrators, provided approximately 93% and 91% of the direct domestic field administration used by the Company (as a percentage of the total cost for such field administrators). In addition to these field service and administration expenses, both SBS and SAS also incur other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses paid by either of them. The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of both SBS and SAS, was $6.1 million and $6.8 million, for the three months ended March 31, 2016 and 2015, respectively.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

Pursuant to the terms of the Amended and Restated Field Service Agreement with SBS dated as of January 1, 2004, as amended in 2011, and the Amended and Restated Field Management Agreement with SAS dated as of January 1, 2004 (each an "Prior Agreement"), defined reimbursable expenses and established the "Cost Plus Fee" arrangement where the Company paid SBS and SAS for their costs of providing those services plus a fixed percentage of such reimbursable expenses (the "Cost Plus Fee"). The parties have had negotiations respecting replacement agreements since the Prior Agreements expired on November 30, 2014, at first primarily with SBS and more recently with SAS. The Company and SBS have agreed in principle to a Cost Plus Fee to 2.96% of SBS's reimbursable expenses, which include its workers compensation and general liability insurance expenses. However, SBS has agreed to give the Company a credit for any recovery of those insurance expenses from its field force, and the Company has agreed that SBS may retain any excess recovery as additional SBS income. This agreement went into effect on January 1, 2015, and was applicable for the three month periods ended March 31, 2016 and 2015. The Cost Plus Fee remains at 4% for SAS for the three month periods ended March 31, 2016 and 2015, but SAS has tentatively agreed to reduce that fee to 2% once its new agreement is completed. New agreements are being prepared, which in each case would be subject to contractual terms and provisions reasonably acceptable to the parties (each a "Pending Agreement").

No salary reimbursements for Mr. Brown or Mr. Bartels have been included in such reimbursable expenses or Cost Plus Fee during 2015 and 2016, as such salary reimbursements were not permitted under the Prior Agreements and have not been authorized by the Audit Committee (as required under related party transaction rules) since those agreements ended. However, since SBS is a "Subchapter S" corporation and owned by Messrs. Brown and Bartels, all income from SBS is allocated to them. A similar approach has been taken for SAS, which is partially owned by Mr. Bartels and persons related to Mr. Brown.

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

NRS provided a substantial amount of the domestic merchandising specialist field force used by NMS during 2015. Pursuant to the terms of the Master Field Services Agreement dated as of August 1, 2013 (the "NRS Services Agreement"), NMS received merchandising services from NRS through the use of field merchandising specialists during 2015. For those services, the Company had agreed to reimburse NRS for its total costs of providing those services and to pay NRS a fee equal to 2% of its total costs (the "Plus 2% Fee"). Those costs included all field and administrative costs and expenses (effectively including net workers compensation insurance expenses) of NRS but exclude certain legal and other administrative expenses. Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin were included in such reimbursable costs or Plus 2% Fee.

In 2015, NRS provided a substantial amount of the domestic merchandising specialist field force used by NMS and 4% of all of the domestic merchandising specialist field force used by the Company for the three months ended March 31, 2015. The total Plus 2% Fee earned by NRS for services rendered was approximately $5,000 for the three months ended March 31, 2015. As of December 2015, NMS no longer uses NRS but uses field merchandising services from a non-affiliated third-party provider, but NMS could once again use NRS in the future.

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

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

SPAR Todopromo is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Juan F. Medina Domenzain, Mr. Juan Medina Staines, Mr. Julio Cesar Hernandez Vanegas, and Mr. Jorge Medina Staines. Mr. Juan F. Medina Domenzain is an officer and director of SPAR Todopromo and is also majority shareholder (90%) of CONAPAD ("CON") which supplies administrative and operational consulting support to SPAR Todopromo.

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

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended March 31,
	2016	2015
Services provided by affiliates:
Field merchandiser and other expenses* (SBS)	$4,947	$5,675
Field administration and other expenses* (SAS)	$1,138	$1,113
Field merchandiser expenses* (NRS)	$–	$244
Office and vehicle rental expenses (MPT)	$12	$12
Vehicle rental expenses (MCPT)	$179	$197
Office and vehicle rental expenses (MHT)	$20	$–
Field administration expenses (NDS Tanitim)	$–	$9
Field merchandiser expenses (NDS Reklam)	$–	$70
Consulting and administrative services (CON)	$77	$98

Total services provided by affiliates	$6,373	$7,418

* Includes all overhead expense, applicable markup and in the case of SBS, legal costs of $354,271 and $123,872 for the three month periods ending March 31, 2016, and 2015, respectively.

Accrued expenses due to affiliates (in thousands):	March 31,	December 31,
	2016	2015
Total accrued expenses due to affiliates	$1,251	$78

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

6.        Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At March 31, 2016, no shares of SGRP Series A Preferred Stock were issued and outstanding.

7.        Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option, restricted share awards, and performance stock units. As of March 31, 2016, approximately 1.2 million SGRP shares were available for Award grants under the amended 2008 Plan. No new grants were issued for the three month period ended March 31, 2016.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

The Company recognized $75,000 and $93,000 in stock-based compensation expense relating to stock option Awards during the three month periods ended March 31, 2016 and 2015, respectively. The tax benefit, available to the Company, from stock based compensation expense related to stock options during the three months ended March 31, 2016 and 2015 was approximately $28,600 and $35,500, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of March 31, 2016, total unrecognized stock-based compensation expense related to stock options was $440,600.

During the three months ended March 31, 2016 and 2015, the Company recognized approximately $13,000 and $9,000, respectively, of stock-based compensation expense related to restricted stock. The tax benefit, available to the Company, from stock based compensation expense related to restricted stock during the three months ended March 31, 2016 and 2015 was approximately $5,000 and $3,400, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of March 31, 2016, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $233,100.

8.	Recent Accounting Pronouncements & Developments

March 2016

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation,” which provides guidance on accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance becomes effective for the Company for fiscal years beginning after December 25, 2016. Early application is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when the Company withholds shares to meet the minimum statutory withholding requirement will be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term will be applied prospectively. The Company may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently in the process of evaluating the impact of the new stock compensation guidance.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

Management evaluates performance as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
United States	$9,752	$10,972
International	16,859	18,294
Total revenue	$26,611	$29,266

Operating income (loss):
United States	$(297)	$(74)
International	465	423
Total operating income	$168	$349

Interest expense:
United States	$24	$21
International	4	37
Total interest expense	$28	$58

Other (income) expense, net:
United States	$–	$(2)
International	(24)	(27)
Total other (income), net	$(24)	$(29)

Income before income tax expense:
United States	$(321)	$(93)
International	485	413
Total income before income tax expense	$164	$320

Income tax expense (benefit):
United States	$(211)	$–
International	216	151
Total income tax expense	$5	$151

Net income:
United States	$(110)	$(93)
International	269	262
Total net income	$159	$169

Depreciation and amortization:
United States	$343	$320
International	145	148
Total depreciation and amortization	$488	$468

Capital expenditures:
United States	$245	$494
International	127	90
Total capital expenditures	$372	$584

Note: There were no inter-company sales for the three months ended March 31, 2016 or 2015.

	March 31, 2016	December 31, 2015
Assets:
United States	$20,886	$21,799
International	21,681	21,607
Total assets	$42,567	$43,406

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended March 31,
	2016		2015

International revenue:		% of consolidated net revenue		% of consolidated net revenue
Mexico	$4,999	18.8%	$4,181	14.3%
South Africa	4,214	15.8	4,891	16.7
China	2,735	10.3	3,028	10.3
Japan	1,593	6.0	1,201	4.1
India	1,304	4.9	1,911	6.5
Canada	1,258	4.7	1,556	5.3
Australia	659	2.5	1,345	4.6
Turkey	97	0.4	181	0.6
Total international revenue	$16,859	63.4%	$18,294	62.4%

	March 31,	December 31,
	2016	2015
Long lived assets:
United States	$11,058	$10,147
International	2,989	3,148
Total long lived assets	$14,047	$13,295

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (this "Quarterly Report"), contains "forward-looking statements" made by SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company") and was filed on May 16, 2016, by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward looking statements" contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2015 (as filed, the "Annual Report"), as filed with the SEC on March 30, 2016, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on May 19, 2016 (as filed, the "Proxy Statement"), which SGRP filed with the SEC on April 27, 2016, and SGRP's Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws").

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

You should carefully consider (and not place undue reliance on) the Company's forward-looking statements, risk factors and the other risks, cautions and information made, contained or noted in or incorporated by reference into this Quarterly Report, the Annual Report, the Proxy Statement and the other applicable SEC Reports that could cause the Company's actual performance or condition (including its assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition to differ materially from the performance or condition planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "expectations") and described in the information in the Company's forward-looking and other statements, whether express or implied. Although the Company believes them to be reasonable, those expectations involve known and unknown risks, uncertainties and other unpredictable factors (many of which are beyond the Company's control) that could cause those expectations to fail to occur or be realized or such actual performance or condition to be materially and adversely different from the Company's expectations. In addition, new risks and uncertainties arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its expectations will be achieved in whole or in part, that the Company has identified all potential risks, or that the Company can successfully avoid or mitigate such risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

The Company's Domestic and International Geographic Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions. The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the three months ended March 31, 2016 and 2015, and their respective assets as of March 31, 2016 and December 31, 2015, is provided above in Note 10 to the Company's Condensed Consolidated Financial Statements – Segment Information.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
China	March 2010	51%	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51%	Istanbul, Turkey

Critical Accounting Policies

There were no material changes during the three months ended March 31, 2016, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 30, 2016.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended March 31, 2016, compared to three months ended March 31, 2015

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2016		2015
	$	%	$	%
Net revenues	$26,611	100.0%	$29,266	100.0%
Cost of revenues	20,442	76.8	22,353	76.4
Gross profit	6,169	23.2	6,913	23.6
Selling, general & administrative expense	5,513	20.7	6,096	20.8
Depreciation & amortization	488	1.8	468	1.6
Operating income	168	0.7	349	1.2
Interest expense, net	28	0.1	58	0.2
Other (income) expense, net	(24)	(0.1)	(29)	(0.1)
Income before income taxes	164	0.7	320	1.1
Income tax expense	5	0.0	151	0.5
Net income	159	0.7	169	0.6
Net income attributable to non-controlling interest	(298)	(1.1)	(243)	(0.8)
Net (loss) attributable to SPAR Group, Inc.	$(139)	(0.4)%	$(74)	(0.2)%

Net Revenues

Net revenues for the three months ended March 31, 2016, were $26.6 million, compared to $29.3 million for the three months ended March 31, 2015, a decrease of $2.7 million or 9.1%. The decline is directly attributable to the negative $2.9 million impact due to foreign currency translation year over year and impacted by other factors discussed below.

Domestic net revenues totaled $9.7 million in the three months ended March 31, 2016, compared to $11.0 million for the same period in 2015. The change is due to lower project and annuity work compared to the same period last year.

International net revenues totaled $16.9 million for the three months ended March 31, 2016, compared to $18.3 million for the same period in 2015, a decrease of $1.4 million or 7.8%. The decrease in net revenues was primarily due to lower revenue in Australia, Turkey, India, Canada, China and South Africa, partially offset by increased revenue in Mexico and Japan. Actual in-country revenue increased by $1.5 million but was offset by negative FX impact of $2.9 million year over year.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 76.8% of its net revenues for the three months ended March 31, 2016, and 76.4% of its net revenues for the three months ended March 31, 2015.

Domestic cost of revenues was 71.5% of net revenues for the three months ended March 31, 2016, and 69.2% of net revenues for the three months ended March 31, 2015. The increase in cost of revenues as a percentage of net revenues of 2.3 percentage points was due primarily to an unfavorable mix of project and annuity work compared to the same period last year. For the three months ended March 31, 2016 and 2015, approximately 82% and 88%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively. For the three months ended March 31, 2015, approximately 3% of the Company's domestic cost of revenues resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"). As of December 2015, the Company no longer uses NRS, but could again in the future (See Note 5 to the Condensed Consolidated Financial Statements - Related-Party Transactions).

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues decreased to 79.9% of net revenues for the three months ended March 31, 2016, compared to 80.7% of net revenues for the three months ended March 31, 2015. The cost of revenue decrease of 0.8 percentage points was primarily due to a mix of lower cost margin business in Mexico, China and Japan, partially offset by a mix of higher cost margin business in South Africa.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $5.5 million and $6.1 million for the three months ended March 31, 2016 and 2015, respectively.

Domestic selling, general and administrative expenses totaled $2.7 million for three months ended March 31, 2016, compared to $3.1 million for the three months ended March 31, 2016. The decrease of approximately $0.4 million was primarily due to lower wages and travel costs.

International selling, general and administrative expenses totaled $2.8 million for the three months ended March 31, 2016, compared to $3.0 million for the same period in 2015. The decrease of approximately $0.2 million was primarily attributable to decreases in Australia, Mexico and South Africa, partially offset by increases in Japan and China.

Depreciation and Amortization

Depreciation and amortization charges totaled $488,000 for the three months ended March 31, 2016, and $468,000 for the same period in 2015.

Interest Expense

The Company's net interest expense was $28,000 and $58,000 for the three months ended March 31, 2016 and 2015, respectively.

Other Income

Other income totaled $24,000 and $29,000 for the three months ended March 31, 2016 and 2015, respectively.

Income Taxes

The income tax provision totaled $5,000 for the three months ended March 31, 2016 and $151,000 for the three months ended March 31, 2015.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income of $298,000 and $243,000 for the three months ended March 31, 2016 and 2015, respectively.

SPAR Group, Inc. and Subsidiaries

Net (Loss) Income

The Company reported a net loss of $139,000 for the three months ended March 31, 2016, or $0.01 per diluted share, compared to a net loss of $74,000, or $0.00 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the three months ended March 31, 2016, the Company had a net income before non-controlling interest of $159,000.

Net cash provided by operating activities was $4.4 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively. The net cash provided by operating activities was primarily due to a decrease in accounts receivable and an increase in accounts payable.

Net cash used in investing activities for the three months ended March 31, 2016, and March 31, 2015, was approximately $400,000 and $600,000, respectively. The net cash used in investing activities in 2016 was due to fixed asset additions.

Net cash used in financing activities for the three months ended March 31, 2016 was approximately $2.2 million, compared to $400,000 for the three months ended March 31, 2015. Net cash used in financing activities was primarily a result of payments on lines of credit, and also a distribution to the non-controlling investors in South Africa.

The above activity resulted in an increase in cash and cash equivalents for the three months ended March 31, 2016 of $1.3 million.

At March 31, 2016, the Company had net working capital of $13.9 million, as compared to net working capital of $16.8 million at December 31, 2015. The Company's current ratio was 1.9 at March 31, 2016, compared to 2.3 at December 31, 2015.

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Division) and in its International (non-U.S.) subsidiaries (i.e., the International Division). At March 31, 2016, the Company's outstanding lines of credit and other debt totaled approximately $4.3 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)			US Dollars (2)
United States		3.0%		$4,004
International	0.1%	-	6.5%	327
				$4,331

(1)	Based on interest rate at March 31, 2016.
(2)	Based on exchange rate at March 31, 2016.

SPAR Group, Inc. and Subsidiaries

The Company has foreign currency exposure associated with its international subsidiaries. In both 2016 and 2015, these exposures are primarily concentrated in the South African Rand, the Canadian Dollar, the Mexican Peso, the Australian Dollar, the Japanese Yen, and the Chinese Yuan.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of March 31, 2016.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's first quarter of its 2016 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.        Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. See Note 9 to the Condensed Consolidated Financial Statements – Commitments and Contingencies.

Item 1A.     Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2016 (the "2015 Annual Report"), which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since those reports.

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

Date: May 16, 2016	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, Secretary and duly authorized signatory