Form 10-Q
period 2016-06-30
SPAR GROUP INC
filed 2016-08-15
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2016.

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

☐Yes    ☒ No

On August 8, 2016, there were 20,622,815 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:     FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,027	$5,718
Accounts receivable, net	23,786	23,203
Deferred income taxes	491	529
Prepaid expenses and other current assets	861	661
Total current assets	30,165	30,111

Property and equipment, net	2,468	2,443
Goodwill	1,800	1,800
Intangible assets, net	2,286	2,551
Deferred income taxes	6,513	5,890
Other assets	1,871	611
Total assets	$45,103	$43,406

Liabilities and equity
Current liabilities:
Accounts payable	$3,401	$2,984
Accrued expenses and other current liabilities	6,780	7,082
Accrued expenses due to affiliates	491	78
Deferred income taxes	2,566	2,154
Customer deposits	679	503
Lines of credit and short-term loans	506	476
Total current liabilities	14,423	13,277
Long-term debt and other liabilities	6,322	5,731
Total liabilities	20,745	19,008

Commitments and Contingencies – See Note 8
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598
Issued and outstanding shares–
None – June 30, 2016 and December 31, 2015	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued shares – 20,680,717 – June 30, 2016 and December 31, 2015	207	207
Treasury stock, at cost 106,248 shares – June 30, 2016 and 119,695 shares – December 31, 2015	(149)	(169)
Additional paid-in capital	16,037	15,871
Accumulated other comprehensive loss	(3,570)	(2,869)
Retained earnings	5,805	5,662
Total SPAR Group, Inc. equity	18,330	18,702
Non-controlling interest	6,028	5,696
Total equity	24,358	24,398
Total liabilities and equity	$45,103	$43,406

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$29,732	$29,467	$56,343	$58,733
Cost of revenues	22,705	22,299	43,147	44,652
Gross profit	7,027	7,168	13,196	14,081

Selling, general and administrative expense	5,763	6,179	11,277	12,275
Depreciation and amortization	484	476	972	944
Operating income	780	513	947	862

Interest expense	31	82	60	140
Other (income), net	(80)	(33)	(105)	(60)
Income before income tax expense	829	464	992	782

Income tax expense	226	200	231	351
Net income	603	264	761	431
Net income attributable to non-controlling interest	(320)	(235)	(618)	(477)
Net income (loss) attributable to SPAR Group, Inc.	$283	$29	$143	$(46)

Basic and diluted income per common share:	$0.01	$–	$0.01	$–

Weighted average common shares – basic	20,569	20,568	20,566	20,565

Weighted average common shares – diluted	21,328	21,572	21,331	20,565

Net income	$603	$264	$761	$431
Other comprehensive (loss):
Foreign currency translation adjustments	(213)	(86)	(701)	(750)
Comprehensive income (loss)	390	178	60	(319)
Comprehensive (income) attributable to non-controlling interest	(320)	(235)	(618)	(477)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$70	$(57)	$(558)	$(796)

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2016	20,681	$207	120	$(169)	$15,871	$(2,869)	$5,662	$5,696	$24,398

Share-based compensation	–	–	–	–	183	–	–	–	183
Reissued treasury shares – RSU's	–	–	(7)	9	(9)	–	–	–	–
Reissued treasury shares – Employee Stock Plan	–	–	(2)	3	(3)	–	–	–	–
Exercise of stock options	–	–	(5)	8	(5)	–	–	–	3
Distributions to non-controlling investors	–	–	–	–	–	–	–	(286)	(286)
Other comprehensive loss	–	–	–	–	–	(701)	–	–	(701)
Net income	–	–	–	–	–	–	143	618	761
Balance at June 30, 2016	20,681	$207	106	$(149)	$16,037	$(3,570)	$5,805	$6,028	$24,358

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$761	$431
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	972	944
Bad debt expense, net of recoveries	21	40
Share based compensation	183	208
Changes in operating assets and liabilities:
Accounts receivable	(578)	2,737
Prepaid expenses and other assets	(1,639)	240
Accounts payable	429	(100)
Accrued expenses, other current liabilities and customer deposits	297	(855)
Net cash provided by operating activities	446	3,645

Investing activities
Purchases of property and equipment and capitalized software	(732)	(905)
Net cash used in investing activities	(732)	(905)

Financing activities
Net borrowing (payments) on lines of credit	635	(693)
Proceeds from stock options exercised	3	4
Payments on term debt	(14)	(12)
Purchase of treasury shares	–	(20)
Distribution to non-controlling investors	(286)	(41)
Net cash provided by (used in) financing activities	338	(762)

Effect of foreign exchange rate changes on cash	(743)	(634)
Net change in cash and cash equivalents	(691)	1,344
Cash and cash equivalents at beginning of year	5,718	4,382
Cash and cash equivalents at end of period	$5,027	$5,726

Supplemental disclosure of cash flows information
Interest paid	$67	$142
Income taxes paid	$123	$83

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed and Consolidated Financial Statements

(unaudited) (continued)

1.     Basis of Presentation

The unaudited, interim condensed consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2015 has been compiled from the audited balance sheet as of such date. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2016 (the "2015 Annual Report"), and SGRP's Proxy Statement for its 2016 Annual Meeting of Stockholders as filed with the SEC on April 27, 2016 (the "2016 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2015 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2016 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE OFFICERS, COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year.

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

As of June 30, 2016, the Company operates in 9 countries and divides its operations into two reportable segments: its Domestic Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Japan, Canada, South Africa, India, China, Australia, Mexico and Turkey.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed and Consolidated Financial Statements

(unaudited) (continued)

3.     Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$283	$29	$143	$(46)

Denominator:
Weighted average shares used in basic net income per share calculation	20,569	20,568	20,566	20,565

Weighted average shares used in diluted net income per share calculation	21,328	21,572	21,331	20,565

Basic and diluted net income per common share	$0.01	$–	$0.01	$–

For the six month period ended June 30, 2015, 1,016,000 vested and non-vested stock options were not included in the calculation because they would have had an anti-dilutive effect.

4.     Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries, (namely SPAR Marketing Force, Inc., SPAR Assembly & Installation, Inc. (f/k/a SPAR National Assembly Services, Inc.), SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc. and SPAR Canada Company) (together with SGRP, the "Borrowers"), are parties to a Revolving Loan and Security Agreement dated as of July 6, 2010, as amended (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $8.5 million (see below) to Sterling National Bank (as amended, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility as amended effective September 28, 2015 currently is scheduled to expire and the Borrowers' loans thereunder will become due on July 6, 2017 (with no early termination fee).

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed and Consolidated Financial Statements

(unaudited) (continued)

The Sterling Loan Agreement requires the Borrowers to maintain certain financial covenants, including maintenance by the Borrowers of a minimum combined tangible net worth of $3.4 million and minimum consolidated tangible net worth of $4.8 million, with those figures increasing by at least 50% of combined and consolidated net profit each year, respectively. In addition, the Borrowers must not exceed a maximum combined indebtedness to tangible net worth ratio of 3.0 to 1.0, and consolidated tangible net worth ratio of 4.0 to 1.0 for the Company, and the Borrowers must maintain a minimum fixed charge coverage ratio of 1.5 to1.0. Also, capital expenditures for the Borrowers cannot exceed $2.0 million during any fiscal year, and, on a consolidated basis, the Company's year-end operations may not result in a loss or deficit, as determined in accordance with GAAP. The Company was in compliance with all covenants at June 30, 2016.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $893,000 USD (based upon the exchange rate at June 30, 2016). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement is on a month to month basis at the Company's request. The outstanding balance at June 30, 2016, was approximately $280,000 (Australian) or $208,000 USD (based on the exchange rate at June 30, 2016).

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of approximately 20.0 million Yen (Japanese) or $194,000 USD. The loan is payable in monthly installments of 238,000 Yen or $2,300 USD at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at June 30, 2016, was approximately 4.8 million Yen or $46,000 USD (based upon the exchange rate at June 30, 2016).

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Bank for 5.0 million pesos or approximately $270,000 USD (based upon the exchange rate at June 30, 2016). The revolving line of credit was secured on March 15, 2016 with a contract for 24 months. The variable interest rate is TIIE (Interbank Interest Rate) + 4% which results in an actual interest rate of 8.1% at the end of June. The outstanding balance at June 30, 2016 was 5.0 million pesos or $270,000 USD.

The Company had scheduled future maturities of loans as of June 30, 2016, approximately as follows (dollars in thousands):

	Interest Rate as of June 30, 2016	July - December 2016	2017	2018
Mizuho Bank	0.1%	$14	$28	$4
Sterling National Bank	3.0%	–	6,304	–
Oxford Funding Pty Ltd.	6.5%	208	–	–
BBVA Bankcomer	8.1%	270	–	–
Total		$492	$6,332	$4

	June 30, 2016	December 31, 2015
Unused Availability:
United States	$1,859	$1,635
Australia	685	640
Mexico	–	–
Total Unused Availability	$2,544	$2,275

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed and Consolidated Financial Statements

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

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("SIT"), are affiliates of SGRP but are not part of the consolidated Company. Mr. Robert G. Brown, a Director, the Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director and the Vice Chairman of the Company and a major stockholder of SGRP, are the sole stockholders of SBS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS. The stockholders of SAS were Mr. Bartels and Mr. Brown, and as of January 1, 2015, Mr. Brown had transferred all of his ownership to parties related to Mr. Brown, each of whom are considered affiliates of the Company for related party purposes because of their family relationships with Mr. Brown.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed and Consolidated Financial Statements

(unaudited) (continued)

SBS, through the use as needed of up to 5,000 of its available field audit, assembly and other merchandising specialists in the U.S.A., provided approximately 80% and 85% of the domestic merchandising specialist field force used by the Company (as a percentage of the total cost for such field force, including field force provided by NRS, as defined below) for the six months ended June 30, 2016 and 2015, respectively, and SAS, through the use of its 50 full-time national, regional and district administrators, provided approximately 92% and 90% of the direct domestic field administration used by the Company (as a percentage of the total cost for such field administrators). In addition to these field service and administration expenses, both SBS and SAS also incur other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses paid by either of them. The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of both SBS and SAS, was $6.4 million and $6.5 million for the three months ended June 30, 2016 and 2015, respectively, and $12.5 million and $13.3 million, for the six months ended June 30, 2016 and 2015, respectively.

Pursuant to the terms of the Amended and Restated Field Service Agreement with SBS dated as of January 1, 2004, as amended in 2011, and the Amended and Restated Field Management Agreement with SAS dated as of January 1, 2004 (each an "Prior Agreement"), defined reimbursable expenses and established the "Cost Plus Fee" arrangement where the Company paid SBS and SAS for their costs of providing those services plus a fixed percentage of such reimbursable expenses (the "Cost Plus Fee"). The parties have had negotiations respecting replacement agreements since the Prior Agreements expired on November 30, 2014. The Company and SBS have agreed in principle to a Cost Plus Fee to 2.96% of SBS's reimbursable expenses, which include its workers compensation and general liability insurance expenses. However, SBS has agreed to give the Company a credit for workers compensation, equal to SBS's costs in obtaining such insurance. This agreement went into effect on January 1, 2015, and was applicable for the six month periods ended June 30, 2016 and 2015. A new SBS agreement is being prepared, which will be subject to contractual terms and provisions reasonably acceptable to the parties ("Pending Agreement").

On June 14, 2016, SAS and SMF entered into a new Field Administration Agreement (the "SAS Agreement"), a copy of was filed with the Company's Current Report on Form 8-K as filed with the SEC on June 20, 2016. In order to provide continuity with SAS' Prior Agreement, the SAS Agreement is effective and governs the relationship of the parties as of December 1, 2014, and amends, restates and completely replaces SAS' Prior Agreement. The SAS Agreement more clearly defines reimbursable expenses, exclusions and procedures and continues the indemnifications and releases provided by SAS' Prior Agreement (which indemnifications and releases were and are comparable to those applicable to SGRP's directors and executive officers under its By-Laws and applicable law). Significantly, the SAS Agreement reduced the Cost Plus Fee from 4% to 2% effective as of June 1, 2016.

No salary reimbursements for Mr. Brown or Mr. Bartels have been included in such reimbursable expenses or Cost Plus Fee, as such salary reimbursements were not permitted under the Prior Agreements, have not been included in the approved 2016 SAS budget and have not been authorized for SAS or SBS by the Audit Committee (as required under related party transaction rules) since those agreements ended. However, since SBS is a "Subchapter S" corporation and owned by Messrs. Brown and Bartels, all income from SBS is allocated to them, and since SAS is a "Subchapter S" corporation and owned by Mr. Bartels and relatives of Mr. Brown, all income from SAS is allocated to them.

SGRP's Audit Committee has approved the SAS Agreement pursuant to its specific duty and responsibility to review and approve the overall fairness of all material related-party transactions, as more fully provided above in this Note 5.

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed and Consolidated Financial Statements

(unaudited) (continued)

NRS provided a substantial amount of the domestic merchandising specialist field force used by NMS during 2015. Pursuant to the terms of the Master Field Services Agreement dated as of August 1, 2013 (the "NRS Services Agreement"), NMS received merchandising services from NRS through the use of field merchandising specialists during 2015. For those services, the Company had agreed to reimburse NRS for its total costs of providing those services and to pay NRS a fee equal to 2% of its total costs (the "Plus 2% Fee"). Those costs included all field and administrative costs and expenses (effectively including workers compensation insurance expenses) of NRS but exclude certain legal and other administrative expenses. Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin were included in such reimbursable costs or Plus 2% Fee.

In 2015, NRS provided a substantial amount of the domestic merchandising specialist field force used by NMS and 4% of all of the domestic merchandising specialist field force used by the Company for the six months ended June 30, 2015. The total Plus 2% Fee earned by NRS for services rendered was approximately $11,000 for the six months ended June 30, 2015. As of December 2015, NMS no longer uses NRS but uses field merchandising services from a non-affiliated third-party provider, but NMS could once again use NRS in the future.

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed and Consolidated Financial Statements

(unaudited) (continued)

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Services provided by affiliates:
Field merchandiser and other expenses* (SBS)	$5,390	$5,337	$10,337	$11,012
Field administration and other expenses* (SAS)	$989	$1,140	$2,127	$2,253
Field merchandiser expenses* (NMA and NRS)	$–	$323	$–	$567
Office and vehicle rental expenses (MPT)	$12	$18	$24	$29
Vehicle rental expenses (MCPT)	$194	$361	$373	$560
Office and vehicle rental expenses (MHT)	$26	$26	$51	$50
Field administration expenses* (NDS Tanitim)	$–	$6	$–	$15
Field merchandiser expenses* (NDS Reklam)	$–	$47	$–	$117
Consulting and administrative services (CON)	$83	$95	$167	$190

Total services provided by affiliates	$6,694	$7,353	$13,079	$14,793

* Includes all overhead expense, applicable markup and in the case of SBS, legal costs of $88,699 and $143,463 for the three month periods ended June 30, 2016 and 2015, respectively, and $442,915 and $267,335 for the six month periods ended June 30, 2016, and 2015, respectively.

Accrued expenses due to affiliates (in thousands):	June 30,	December 31,
	2016	2015
Total accrued expenses due to affiliates	$491	$78

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

In addition to the above, SAS purchases insurance coverage for worker compensation, casualty and property insurance risk for itself, SBS for its field merchandising specialists that require such insurance coverage and the Company from Affinity Insurance, Ltd. ("Affinity"). SAS owns a minority (less than 1%) of the common stock in Affinity. The Affinity insurance premiums for such coverage are ultimately charged to SAS, SBS (and through SBS to its covered field merchandising specialists) and the Company based on the contractual arrangements of the parties.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed and Consolidated Financial Statements

(unaudited) (continued)

6.      Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At June 30, 2016, no shares of SGRP Series A Preferred Stock were issued and outstanding.

7.      Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option, restricted share awards, and performance stock units. As of June 30, 2016, approximately 1.1 million SGRP shares were available for Award grants under the amended 2008 Plan. In the second quarter, there were 10,000 options awarded to a director and 100,000 options awarded to the new President of the International Division.

The company recognized $70,000 and $89,000 in stock-based compensation expense relating to stock option awards during the three month periods ended June 30, 2016 and 2015, respectively. The tax benefit available from stock based compensation expense related to stock option during the three months ended June 30, 2016 and 2015 was approximately $27,000 and $34,000 respectively. The Company recognized $151,000 and $187,000 in stock-based compensation expense relating to stock option Awards during the six month periods ended June 30, 2016 and 2015, respectively. The tax benefit, available to the Company, from stock based compensation expense related to stock options during the six months ended June 30, 2016 and 2015 was approximately $57,000 and $71,000, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of June 30, 2016, total unrecognized stock-based compensation expense related to stock options was $445,000.

During the three months ended June 30, 2016 and 2015, the Company recognized approximately $18,000 and $11,000, respectively of stock based compensation expense related to restricted stock. The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended June 30, 2016 and 2015 was approximately $7,000 and $4,000, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized approximately $32,000 and $21,000, respectively, of stock-based compensation expense related to restricted stock. The tax benefit, available to the Company, from stock based compensation expense related to restricted stock during the six months ended June 30, 2016 and 2015 was approximately $12,000 and $8,000, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of June 30, 2016, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $214,000.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed and Consolidated Financial Statements

(unaudited) (continued)

8.     Commitments and Contingencies

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

9.      Segment Information

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed and Consolidated Financial Statements

(unaudited) (continued)

Management evaluates performance as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
United States	$11,184	$11,105	$20,936	$22,077
International	18,548	18,362	35,407	36,656
Total revenue	$29,732	$29,467	$56,343	$58,733

Operating income:
United States	$362	$317	$64	$244
International	418	196	883	618
Total operating income	$780	$513	$947	$862

Interest expense:
United States	$27	$20	$52	$41
International	4	62	8	99
Total interest expense	$31	$82	$60	$140

Other (income), net:
United States	$–	$–	$–	$–
International	(80)	(33)	(105)	(60)
Total other (income), net	$(80)	$(33)	$(105)	$(60)

Income before income tax expense:
United States	$335	$297	$12	$203
International	494	167	980	579
Total income before income tax expense	$829	$464	$992	$782

Income tax expense:
United States	$123	$(9)	$(88)	$(9)
International	103	209	319	360
Total income tax expense	$226	$200	$231	$351

Net income (loss):
United States	$212	$306	$100	$212
International	391	(42)	661	219
Total net income	$603	$264	$761	$431

Depreciation and amortization:
United States	$336	$342	$679	$661
International	148	134	293	283
Total depreciation and amortization	$484	$476	$972	$944

Capital expenditures:
United States	$262	$211	$506	$705
International	99	111	226	200
Total capital expenditures	$361	$322	$732	$905

Note: There were no inter-company sales for the six months ended June 30, 2016 or 2015.

	June 30,	December 31,
	2016	2015
Assets:
United States	$21,680	$21,799
International	23,423	21,607
Total assets	$45,103	$43,406

SPAR Group, Inc. and Subsidiaries

Notes to Condensed and Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
International revenue:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Mexico	$5,106	17.2%	$3,933	13.3%	$10,105	17.9%	$8,114	13.8
South Africa	4,721	15.9	5,330	18.1	8,935	15.9	10,221	17.4
China	2,882	9.7	3,487	11.8	5,617	10.0	6,515	11.1
Canada	1,871	6.3	1,249	4.2	3,129	5.6	2,805	4.8
Japan	1,765	5.9	1,400	4.8	3,358	6.0	2,601	4.4
India	1,376	4.6	1,705	5.8	2,680	4.8	3,616	6.2
Australia	755	2.5	1,142	3.9	1,414	2.5	2,487	4.2
Turkey	72	0.2	116	0.4	169	0.3	297	0.5
Total international revenue	$18,548	62.3%	$18,362	62.3%	$35,407	63.0%	$36,656	62.4%

	June 30,	December 31,
	2016	2015
Long lived assets:
United States	$10,994	$10,147
International	3,944	3,148
Total long lived assets	$14,938	$13,295

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the six months ended June 30, 2016 (this "Quarterly Report"), contains "forward-looking statements" made by SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company") and was filed on August 15, 2016, by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward looking statements" contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2015 (as filed, the "Annual Report"), as filed with the SEC on March 30, 2016, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on May 19, 2016 (as filed, the "Proxy Statement"), which SGRP filed with the SEC on April 27, 2016, and SGRP's Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws").

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

SPAR Group, Inc. and Subsidiaries

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

The Company's Domestic and International Geographic Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions. The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the three and six months ended June 30, 2016 and 2015, and their respective assets as of June 30, 2016 and December 31, 2015, is provided above in Note 9 to the Company's Condensed Consolidated Financial Statements – Segment Information.

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

SPAR Group, Inc. and Subsidiaries

Critical Accounting Policies

There were no material changes during the six months ended June 30, 2016, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 30, 2016.

Results of Operations

Three months ended June 30, 2016, compared to three months ended June 30, 2015

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2016		2015
	$	%	$	%
Net revenues	$29,732	100.0%	$29,467	100.0%
Cost of revenues	22,705	76.4	22,299	75.7
Gross profit	7,027	23.6	7,168	24.3
Selling, general & administrative expense	5,763	19.4	6,179	21.0
Depreciation & amortization	484	1.6	476	1.6
Operating income	780	2.6	513	1.7
Interest expense, net	31	0.1	82	0.2
Other (income) expense, net	(80)	(0.3)	(33)	(0.1)
Income before income taxes	829	2.8	464	1.6
Income tax expense	226	0.8	200	0.7
Net income	603	2.0	264	0.9
Net income attributable to non-controlling interest	(320)	(1.1)	(235)	(0.8)
Net income attributable to SPAR Group, Inc.	$283	0.9%	$29	0.1%

Net Revenues

Net revenues for the three months ended June 30, 2016, were $29.7 million, compared to $29.5 million for the three months ended June 30, 2015, an increase of $200,000 or 1%. The increase is primarily attributable to our international segment.

Domestic net revenues totaled $11.2 million in the three months ended June 30, 2016, approximately equal to the $11.1 million for the same period in 2015.

International net revenues totaled $18.5 million for the three months ended June 30, 2016, compared to $18.4 million for the same period in 2015, an increase of $100,000 or 1%. The increase in net revenues was primarily due to higher revenue in Mexico, Canada and Japan, partially offset by decreased revenue in South Africa, China, Australia, India and Turkey. Actual in-country revenue increased by $2.4 million but was offset by negative foreign currency impact of $2.3 million year over year.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 76.4% of its net revenues for the three months ended June 30, 2016, and 75.7% of its net revenues for the three months ended June 30, 2015.

SPAR Group, Inc. and Subsidiaries

Domestic cost of revenues was 69.5% of net revenues for the three months ended June 30, 2016, and 68.4% of net revenues for the three months ended June 30, 2015. The increase in cost of revenues as a percentage of net revenues of 1.1 percentage points was due primarily to an unfavorable mix of project and annuity work compared to the same period last year. For the three months ended June 30, 2016 and 2015, approximately 81% and 83%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively. For the three months ended June 30, 2015, approximately 4% of the Company's domestic cost of revenues resulted from in-store merchandiser specialist services purchased from one of the Company's other affiliates, National Retail Source, LLC ("NRS"). As of December 2015, the Company no longer uses NRS, but could again in the future (See Note 5 to the Condensed Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenues increased to 80.5% of net revenues for the three months ended June 30, 2016, compared to 80.1% of net revenues for the three months ended June 30, 2015. The cost of revenue increase of 0.4 percentage points was primarily due to a mix of higher cost margin business in South Africa, Mexico and Japan, partially offset by a mix of lower cost margin business in China and Canada.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $5.8 million and $6.2 million for the three months ended June 30, 2016 and 2015, respectively.

Domestic selling, general and administrative expenses totaled $2.7 million for three months ended June 30, 2016, compared to $2.8 million for the three months ended June 30, 2015. The decrease of approximately $100,000 was primarily due to implemented cost savings.

International selling, general and administrative expenses totaled $3.1 million for the three months ended June 30, 2016, compared to $3.4 million for the same period in 2015. The decrease of approximately $300,000 was primarily attributable to cost reductions in Australia and China.

Depreciation and Amortization

Depreciation and amortization charges totaled $484,000 for the three months ended June 30, 2016, and $476,000 for the same period in 2015.

Interest Expense

The Company's net interest expense was $31,000 and $82,000 for the three months ended June 30, 2016 and 2015, respectively. The decrease was primarily due to increased interest income in South Africa.

Other Income

Other income totaled $80,000 and $33,000 for the three months ended June 30, 2016 and 2015, respectively.

Income Taxes

The income tax provision totaled $226,000 for the three months ended June 30, 2016 and $200,000 for the three months ended June 30, 2015.

SPAR Group, Inc. and Subsidiaries

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in allocation of income of $320,000 and $235,000 to the non-controlling shareholders for the three months ended June 30, 2016 and 2015, respectively.

Net Income

The Company reported net income of $283,000 for the three months ended June 30, 2016, or $0.01 per diluted share, compared to a net income of $29,000, or $0.00 per diluted share, for the corresponding period last year.

Six months ended June 30, 2016, compared to six months ended June 30, 2015

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2016		2015
	$	%	$	%
Net revenues	$56,343	100.0%	$58,733	100.0%
Cost of revenues	43,147	76.6	44,652	76.0
Gross profit	13,196	23.4	14,081	24.0
Selling, general & administrative expense	11,277	20.0	12,275	20.9
Depreciation & amortization	972	1.7	944	1.6
Operating income	947	1.7	862	1.5
Interest expense, net	60	0.1	140	0.2
Other (income) expense, net	(105)	(0.2)	(60)	(0.1)
Income before income taxes	992	1.8	782	1.4
Income tax expense	231	0.4	351	0.6
Net income	761	1.4	431	0.8
Net income attributable to non-controlling interest	618	1.1	477	0.8
Net income (loss) attributable to SPAR Group, Inc.	$143	0.3%	$(46)	0.0%

Net Revenues

Net revenues for the six months ended June 30, 2016, were $56.3 million, compared to $58.7 million for the six months ended June 30, 2015, a decrease of $2.4 million or 4%. The decline is directly attributable to the negative $5.2 million impact due to foreign currency translation year over year and impacted by other factors discussed below.

Domestic net revenues totaled $20.9 million in the six months ended June 30, 2016, compared to $22.1 million for the same period in 2015. The change is due to lower project and annuity work compared to the same period last year.

International net revenues totaled $35.4 million for the six months ended June 30, 2016, compared to $36.6 million for the same period in 2015, a decrease of $1.2 million or 3%. The decrease in net revenues was primarily due to lower revenue in South Africa, Australia, India, China and Turkey, partially offset by increased revenue in Mexico, Japan and Canada. Actual in-country revenue increased by $4.0 million but was offset by a negative foreign currency impact of $5.2 million year over year.

SPAR Group, Inc. and Subsidiaries

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 76.6% of its net revenues for the six months ended June 30, 2016, and 76.0% of its net revenues for the six months ended June 30, 2015.s

Domestic cost of revenues was 70.4% of net revenues for the six months ended June 30, 2016, and 68.8% of net revenues for the six months ended June 30, 2015. The increase in cost of revenues as a percentage of net revenues of 1.6 percentage points was due primarily to an unfavorable mix of project and annuity work compared to the same period last year. For the six months ended June 30, 2016 and 2015, approximately 82% and 86%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively. For the six months ended June 30, 2015, approximately 4% of the Company's domestic cost of revenues resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"). As of December 2015, the Company no longer uses NRS, but could again in the future (See Note 5 to the Condensed Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenues decreased to 80.2% of net revenues for the six months ended June 30, 2016, compared to 80.4% of net revenues for the six months ended June 30, 2015. The cost of revenue decrease of 0.2 percentage points was primarily due to a mix of lower cost margin business in China and Canada, partially offset by a mix of higher cost margin business in South Africa, Mexico and Japan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $11.3 million and $12.3 million for the six months ended June 30, 2016 and 2015, respectively.

Domestic selling, general and administrative expenses totaled $5.5 million for six months ended June 30, 2016, compared to $6.0 million for the six months ended June 30, 2015. The decrease of approximately $500,000 was primarily due to implemented cost savings.

International selling, general and administrative expenses totaled $5.8 million for the six months ended June 30, 2016, compared to $6.3 million for the same period in 2015. The decrease of approximately $500,000 was primarily attributable to cost savings in Australia and China, partially offset by increases in Japan.

Depreciation and Amortization

Depreciation and amortization charges totaled $972,000 for the six months ended June 30, 2016, and $944,000 for the same period in 2015.

Interest Expense

The Company's net interest expense was $60,000 and $140,000 for the six months ended June 30, 2016 and 2015, respectively. The decrease is primarily due to increased interest income in South Africa.

Other Income

Other income totaled $105,000 and $60,000 for the six months ended June 30, 2016 and 2015, respectively.

Income Taxes

The income tax provision totaled $231,000 for the six months ended June 30, 2016 and $351,000 for the six months ended June 30, 2015.

SPAR Group, Inc. and Subsidiaries

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in allocation of income of $618,000 and $477,000 to the non-controlling shareholders for the six months ended June 30, 2016 and 2015, respectively.

Net Income (Loss)

The Company reported net income of $143,000 for the six months ended June 30, 2016, or $0.01 per diluted share, compared to a net loss of $46,000, or $0.00 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the six months ended June 30, 2016, the Company had a net income before non-controlling interest of $761,000.

Net cash provided by operating activities was $446,000 and $3.6 million for the six months ended June 30, 2016 and 2015, respectively. The net cash provided by operating activities was primarily due to cash-impacting earnings and increases in accounts payable and accrued expenses, partially offset by increases in prepaid expenses and other assets, and accounts receivable.

Net cash provided by investing activities for the six months ended June 30, 2016, and June 30, 2015, was approximately $732,000 and $905,000, respectively. The net cash used in investing activities in 2016 was due to fixed asset additions.

Net cash provided by financing activities for the six months ended June 30, 2016 was approximately $338,000, compared to $762,000 used in financing activities for the six months ended June 30, 2015. Net cash provided by financing activities was primarily a result of net borrowing on lines of credit, partially offset by a distribution to the non-controlling investors in South Africa.

The above activity and the impact of foreign exchange rate changes resulted in a decrease in cash and cash equivalents for the six months ended June 30, 2016 of $700,000.

At June 30, 2016, the Company had net working capital of $15.7 million, as compared to net working capital of $16.8 million at December 31, 2015. The Company's current ratio was 2.1 at June 30, 2016, compared to 2.3 at December 31, 2015.

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

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Division) and in its International (non-U.S.) subsidiaries (i.e., the International Division). At June 30, 2016, the Company's outstanding lines of credit and other debt totaled approximately $6.6 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)			US Dollars (2)
United States		3.0%		$6,304
International	0.1%	-	8.1%	524
				$6,828
(1)	Based on interest rate at June 30, 2016.
(2)	Based on exchange rate at June 30, 2016.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of June 30, 2016.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's first two quarters of its 2016 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. See Note 8 to the Condensed Consolidated Financial Statements – Commitments and Contingencies.

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

Item 2(c): Not applicable

Item 3.       Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.

Item 3(b): Defaults under Preferred Stock: None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

10.1	Waiver letter from Sterling National Bank, dated as of May 16, 2016, but effective as of March 31, 2016, as filed herewith.

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Date: August 15, 2016	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto
Chief Financial Officer, Treasurer, Secretary
and duly authorized signatory