Form 10-Q
period 2016-09-30
SPAR GROUP INC
filed 2016-11-21
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2016.

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
Address of principal executive offices, including zip code)

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

☐ Yes    ☒ No

On November 11, 2016, there were 20,639,490 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:     FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,502	$5,718
Accounts receivable, net	30,782	23,203
Deferred income taxes	532	529
Prepaid expenses and other current assets	898	661
Total current assets	39,714	30,111
Property and equipment, net	2,556	2,443
Goodwill	2,257	1,800
Intangible assets, net	2,154	2,551
Deferred income taxes	6,513	5,890
Other assets	2,290	611
Total assets	$55,484	$43,406
Liabilities and equity
Current liabilities:
Accounts payable	$5,007	$2,984
Accrued expenses and other current liabilities	12,628	7,082
Accrued expenses due to affiliates	989	78
Deferred income taxes	2,566	2,154
Customer deposits	955	503
Lines of credit and short-term loans	8,181	476
Total current liabilities	30,326	13,277
Long-term debt and other liabilities	12	5,731
Total liabilities	30,338	19,008
Commitments and Contingencies – See Note 8
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598
Issued and outstanding shares–
None – September 30, 2016 and December 31, 2015	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued shares – 20,680,717 – September 30, 2016 and December 31, 2015	207	207
Treasury stock, at cost 42,177 shares – September 30, 2016 and 119,695 shares – December 31, 2015	(58)	(169)
Additional paid-in capital	16,041	15,871
Accumulated other comprehensive loss	(3,364)	(2,869)
Retained earnings	5,746	5,662
Total SPAR Group, Inc. equity	18,572	18,702
Non-controlling interest	6,574	5,696
Total equity	25,146	24,398
Total liabilities and equity	$55,484	$43,406

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$33,438	$28,269	$89,781	$87,002
Cost of revenues	26,162	21,555	69,309	66,206
Gross profit	7,276	6,714	20,472	20,796

Selling, general and administrative expense	6,360	6,014	17,637	18,289
Depreciation and amortization	486	471	1,459	1,414
Operating income	430	229	1,376	1,093

Interest expense	51	47	111	187
Other (income), net	(78)	(8)	(183)	(68)
Income before income tax expense	457	190	1,448	974

Income tax (benefit) expense	(31)	83	200	435
Net income	488	107	1,248	539
Net income attributable to non-controlling interest	(546)	(199)	(1,164)	(676)
Net (loss) income attributable to SPAR Group, Inc.	$(58)	$(92)	$84	$(137)

Basic and diluted loss per common share:	$–	$–	$–	$(0.01)

Weighted average common shares – basic	20,607	20,556	20,580	20,562

Weighted average common shares – diluted	20,607	20,556	21,299	20,562

Net income	$488	$107	$1,248	$539
Other comprehensive income (loss):
Foreign currency translation adjustments	206	(663)	(495)	(1,413)
Comprehensive income (loss)	694	(556)	753	(874)
Comprehensive (income) attributable to non-controlling interest	(546)	(199)	(1,164)	(676)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$148	$(755)	$(411)	$(1,550)

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2016	20,681	$207	120	$(169)	$15,871	$(2,869)	$5,662	$5,696	$24,398

Share-based compensation	–	–	–	–	271	–	–	–	271
Purchase of treasury shares	–	–	11	(12)	–	–	–	–	(12)
Reissued treasury shares – RSU's	–	–	(33)	46	(46)	–	–	–	–
Reissued treasury shares – Employee Stock Plan	–	–	(2)	3	(3)	–	–	–	–
Exercise of stock options	–	–	(54)	74	(52)	–	–	–	22
Distributions to non-controlling investors	–	–	–	–	–	–	–	(286)	(286)
Other comprehensive loss	–	–	–	–	–	(495)	–	–	(495)
Net income	–	–	–	–	–	–	84	1,164	1,248
Balance at September 30, 2016	20,681	$207	42	$(58)	$16,041	$(3,364)	$5,746	$6,574	$25,146

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$1,248	$539
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,459	1,414
Bad debt expense, net of recoveries	317	409
Share based compensation	271	306
Changes in operating assets and liabilities:
Accounts receivable	(4,643)	4,244
Prepaid expenses and other assets	(105)	(21)
Accounts payable	1,000	(403)
Accrued expenses, other current liabilities and customer deposits	2,548	(1,395)
Net cash provided by operating activities	2,095	5,093

Investing activities
Purchases of property and equipment and capitalized software	(1,153)	(1,238)
Purchases of Brazil subsidiary, net of cash	(306)	-
Net cash used in investing activities	(1,459)	(1,238)

Financing activities
Net borrowing (payments) on lines of credit	2,015	(473)
Proceeds from stock options exercised	22	24
Proceeds from local Brazil	102	-
Payments on term debt	(21)	(18)
Purchase of treasury shares	(12)	(109)
Distribution to non-controlling investors	(286)	(329)
Net cash provided by (used in) financing activities	1,820	(905)

Effect of foreign exchange rate changes on cash	(672)	(1,122)
Net change in cash and cash equivalents	1,784	1,828
Cash and cash equivalents at beginning of year	5,718	4,382
Cash and cash equivalents at end of period	$7,502	$6,210

Supplemental disclosure of cash flows information
Interest paid	$108	$176
Income taxes paid	$126	$114

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

The unaudited, interim condensed consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of December 31, 2015 has been compiled from the Company’s audited consolidated balance sheet as of such date. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2016 (the "2015 Annual Report"), and SGRP's Proxy Statement for its 2016 Annual Meeting of Stockholders as filed with the SEC on April 27, 2016 (the "2016 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2015 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2016 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE OFFICERS, COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year.

2.     Business and Organization

The Company is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, audit services, furniture and other product assembly services, technology services and marketing research services. Assembly services are performed in stores, homes and offices while those other services are primarily performed in mass merchandisers, office supply, grocery, drug store, home improvement, independent, convenience, value channel and electronics stores.

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

As of September 30, 2016, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Japan, Canada, South Africa, India, China, Australia, Mexico, Turkey and Brazil.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

3.     Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income attributable to SPAR Group, Inc.	$(58)	$(92)	$84	$(137)

Denominator:
Weighted average shares used in basic net income per share calculation	20,607	20,556	20,580	20,562

Weighted average shares used in diluted net income per share calculation	20,607	20,556	21,299	20,562

Basic and diluted net (loss) income per common share	$–	$–	$–	$(0.01)

For the three month period ended September 30, 2016, 696,000 vested and non-vested stock options were not included in the calculation because they would have had an anti-dilutive effect. For the three and nine months ended September 30, 2015, 1,008,000 and 1,016,000 vested and non-vested options were not included due to their anti-dilutive effect.

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

(unaudited) (continued)

The Sterling Loan Agreement requires the Borrowers to maintain certain financial covenants, including maintenance by the Borrowers of a minimum combined tangible net worth of $3.4 million and minimum consolidated tangible net worth of $4.8 million, with those figures increasing by at least 50% of combined and consolidated net profit each year, respectively. In addition, the Borrowers and the Company must not exceed a maximum combined indebtedness to tangible net worth ratio of 3.0 to 1.0, and the Borrowers must maintain a minimum fixed charge coverage ratio of 1.5 to 1.0. Also, capital expenditures for the Borrowers cannot exceed $2.0 million during any fiscal year, and, on a consolidated basis, the Company's year-end operations may not result in a loss or deficit, as determined in accordance with GAAP. The Company was not in compliance with the Fixed Charge Ratio covenant at September 30, 2016, however a waiver was obtained from Sterling Bank on November 18, 2016.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $916,000 USD (based upon the exchange rate at September 30, 2016). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement is on a month to month basis at the Company's request. The outstanding balance at September 30, 2016, was approximately $448,000 (Australian) or $342,000 USD (based on the exchange rate at September 30, 2016).

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of approximately 20.0 million Yen (Japanese) or $198,000 USD. The loan is payable in monthly installments of 238,000 Yen or $2,400 USD at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at September 30, 2016, was approximately 4.1 million Yen or $40,000 USD (based upon the exchange rate at September 30, 2016).

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Bank for 5.0 million pesos or approximately $257,000 USD (based upon the exchange rate at September 30, 2016). The revolving line of credit was secured on March 15, 2016 with a contract for 24 months. The variable interest rate is TIIE (Interbank Interest Rate) +4% which results in an actual interest rate of 8.5% at the end of September. The outstanding balance at September 30, 2016 was 5.0 million pesos or $257,000 USD.

The Company had scheduled future maturities of loans as of September 30, 2016, approximately as follows (dollars in thousands):

	Interest Rate as of September 30, 2016	October - December 2016	2017	2018
Mizuho Bank	0.1%	$7	$28	$5
Sterling National Bank	3.0%	–	7,554	–
Oxford Funding Pty Ltd.	6.3%	342	–	–
BBVA Bankcomer	8.5%	257	–	–
Total		$606	$7,582	$5

	September 30, 2016	December 31, 2015
Unused Availability:
United States	$317	$1,635
Australia	574	640
Mexico	–	–
Total Unused Availability	$891	$2,275

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

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

Domestic Related Party Services:

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

(unaudited) (continued)

The Company had expenses of $19.7 million and $18.9 million for the nine months ended September 30, 2016 and 2015, respectively (each "Total Domestic Field Cost"), for the execution of the field merchandising, auditing, assembly and other specialists (each a "Field Specialist") who execute the services provided by the Company to its domestic clients. SBS, through the use as needed of approximately 6,000 of its available Field Specialists in the U.S.A., provided a majority of all of the domestic Field Specialists used by the Company (which amounted to approximately 78% and 83% of the Company's Total Domestic Field Cost for the nine months ended September 30, 2016 and 2015, respectively). SAS, through the use of its 59 full-time national, regional and district administrators, provided substantially all of the domestic field administrative services used by the Company (which amounted to approximately 92% and 90% of the Company's total domestic field administrative service cost for the nine months ended September 30, 2016 and 2015, respectively).

Pursuant to the terms of the Amended and Restated Field Service Agreement with SBS dated as of January 1, 2004, as amended in 2011, and the Amended and Restated Field Management Agreement with SAS dated as of January 1, 2004 (each a "Prior Agreement"), defined reimbursable expenses and established the "Cost Plus Fee" arrangement where the Company paid SBS and SAS for their costs of providing those services plus a fixed percentage of such reimbursable expenses (the "Cost Plus Fee"). The parties have had negotiations respecting replacement agreements since the Prior Agreements expired on November 30, 2014.

The Company and SBS have agreed in principle to a Cost Plus Fee to 2.96% of SBS's reimbursable expenses as noted above. This agreement in principle went into effect on and has applied since December 1, 2014. A new SBS agreement is being prepared, which will be subject to contractual terms and provisions reasonably acceptable to the parties.

No SBS compensation for Mr. Brown has been reimbursed to date by the Company, and no such salary reimbursements were made under SBS's Prior Agreement. Although recently requested by SBS, those reimbursements have not been agreed upon or authorized by the Company. However, since SBS is a "Subchapter S" corporation and owned by Messrs. Brown and Bartels, all income from SBS is allocated to them.

On June 14, 2016, SAS and SMF entered into a new Field Administration Agreement (the "SAS Agreement"), a copy of which was filed with the Company's Current Report on Form 8-K as filed with the SEC on June 20, 2016. In order to provide continuity with SAS' Prior Agreement, the SAS Agreement is effective and governs the relationship of the parties as of December 1, 2014, and amends, restates and completely replaces SAS' Prior Agreement. The SAS Agreement more clearly defines reimbursable expenses, exclusions and procedures and continues the indemnifications and releases provided by SAS' Prior Agreement (which indemnifications and releases were and are comparable to those applicable to SGRP's directors and executive officers under its By-Laws and applicable law). Significantly, the SAS Agreement reduced the Cost Plus Fee from 4% to 2% effective as of June 1, 2016.

SGRP's Audit Committee has approved the SAS Agreement pursuant to its specific duty and responsibility to review and approve the overall fairness of all material related-party transactions, as more fully provided above in this Note 5 to the Company's Condensed Consolidated Financial Statements.

No salary reimbursements for Mr. Bartels have been included in such SAS reimbursable expenses or Cost Plus Fee, as such salary reimbursements were not made under the SAS's Prior Agreement and have not been included in the new SAS Agreement approved by the Audit Committee (as required under related party transaction rules). However, since SAS is a "Subchapter S" corporation and owned by Mr. Bartels and relatives of Mr. Brown, all income from SAS is allocated to them.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

(unaudited) (continued)

SBS renders the services of independent contractors to provide field merchandising, auditing, assembly and other services (such as “Field Specialist”). The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to challenge (both currently and historically) by various states and others, and SBS's expenses of defending those challenges and other litigation have been paid by the Company (consistent with the Prior Agreements and to endeavor to manage related potential risks). See Note 8 to the Condensed Consolidated Financial Statements – Commitments and Contingencies, below. The Company paid SBS for its legal expenses in defending all of its litigation in the amounts of $143,920 and $116,635 for the three month periods ended September 30, 2016 and 2015, respectively, and $586,836 and $383,971 for the nine month periods ended September 30, 2016, and 2015, respectively.

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

(unaudited) (continued)

In 2015, NRS provided a substantial amount of the domestic merchandising specialist field force used by NMS and 5% of all of the domestic merchandising specialist field force used by the Company for the nine months ended September 30, 2015. The total Plus 1% Fee earned by NRS for services rendered was approximately $20,000 for the nine months ended September 30, 2015. As of December 2015, NMS no longer uses NRS but uses field merchandising services from a non-affiliated third-party provider, but NMS could once again use NRS in the future.

International Related Party Services:

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Brian Mason, Mr. Garry Bristow, and Mr. Adrian Wingfield. Mr. Mason is President and a director and Mr. Bristow is an officer and director of Meridian. Mr. Mason is also an officer and director and shareholder of Merhold Property Trust ("MPT"). Mr. Mason and Mr. Bristow are both officers and directors and both are shareholders of Merhold Cape Property Trust ("MCPT"). Mr. Mason, Mr. Bristow and Mr. Wingfield are all officers and shareholders of Merhold Holding Trust ("MHT") which provides similar services like MPT. MPT owns the building where Meridian is headquartered and also owns two vehicles both of which are subleased to Meridian. MCPT provides a fleet of 126 vehicles to Meridian under a 4 year lease program. These leases are provided to Meridian at local market rates included in the summary table below.

SGRP NDS Tanitim Ve Danismanlik A.S. ("NDS") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by Mr. Medet Yilmaz and Ms. Nurgül Yilmaz. Mr. Yilmaz is President and a director and Ms. Yilmaz is an officer and director of NDS. They are both officers and directors of NDS Tanitim Danismanlik Hizmetleri Gida Tekstil Turizm Pazarlama Ticaret Limited Sirketi ("NDS Tanitim") and NDS Reklam Tanitim Ve Danismanlik Hizmetleri Pazarlama Ticaret Limited Sirketi ("NDS Reklam"). Mr. and Ms. Yilmaz are shareholders of NDS Tanitim and NDS Reklam. NDS Tanitim provided NDS field administration services while NDS Reklam provided NDS field merchandising services both at local market rates through May 2015 at which time NDS assumed these service responsibilities.

SPAR Todopromo is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Juan F. Medina Domenzain, Mr. Juan Medina Staines, Mr. Julio Cesar Hernandez Vanegas, and Mr. Jorge Medina Staines. Mr. Juan F. Medina Domenzain is an officer and director of SPAR Todopromo and is also majority shareholder of CONAPAD ("CON") which supplies administrative and operational consulting support to SPAR Todopromo.

At the end of August, Mr. Juan F. Medina Domenzain ("JFMD"), partner in SPAR Todopromo, purchased a warehouse that was leased by SPAR Todopromo. He is leasing the use of the warehouse to SPAR Todopromo for the same amount per month as the prior warehouse owner. He currently has a rental contract for the rest of the year with SPAR Todopromo and a new contract is expected to be signed in January, 2017 at current market rates.

The Company continues to purchase services from SBS, SAS, NRS, MPT, MCPT, MHT, NDS Tanitim, NDS Reklam, CON and JFMD because it believes the value of services it receives from them are at least as favorable to the Company as it could obtain from non-affiliated providers of similar services. The Company believes it is the largest and most important customer of SBS, SAS, NRS, MPT, MCPT, MHT, NDS Tanitim, NDS Reklam, CON and JFMD (and from time to time may be their only customer), and accordingly the Company generally has been able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS, NRS, MPT, MCPT, MHT, NDS Tanitim, NDS Reklam, CON and JFMD than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. SBS, SAS and NRS affiliate contracts and arrangements are annually reviewed and considered for approval by SGRP's Audit Committee, subject to the ongoing negotiations as described above.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

(unaudited) (continued)

Summary of Related Party Services:

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Services provided by affiliates:
Field merchandiser and other expenses (SBS)	$5,491	$5,022	$15,828	$16,034
Field administration and other expenses (SAS)	$1,011	$1,080	$3,138	$3,334
Field merchandiser expenses (NMA and NRS)	$–	$471	$–	$1,038
Office and vehicle rental expenses (MPT)	$8	$1	$32	$30
Vehicle rental expenses (MCPT)	$245	$197	$618	$757
Office and vehicle rental expenses (MHT)	$34	$39	$85	$89
Field administration expenses (NDS Tanitim)	$–	$–	$–	$15
Field merchandiser expenses (NDS Reklam)	$1	$63	$1	$180
Consulting and administrative services (CON)	$74	$89	$241	$279
Warehouse rental (JFMD)	$3	$–	$3	$–

Total services provided by affiliates	$6,867	$6,962	$19,946	$21,756

Accrued expenses due to affiliates (in thousands):	September 30,	December 31,
	2016	2015
Total accrued expenses due to affiliates	$989	$78

Other Related Party Transactions and Arrangements

In July 1999, SPAR Marketing Force, Inc. ("SMF"), SBS and SIT entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and had the right to unilaterally license and exploit their "Business Manager" Internet job scheduling software (which had been jointly developed by such parties), and all related improvements, revisions, developments and documentation from time to time voluntarily made or procured by any of them at its own expense. Business Manager and its other proprietary software and applications are used by the Company for (among other things) the scheduling, tracking, coordination and reporting of its merchandising and marketing services and are accessible via the Internet or other applicable telecommunication network by the authorized representatives of the Company and its clients through their respective computers and mobile devices. In addition, SPAR Trademarks, Inc. ("STM"), SBS and SIT entered into separate perpetual trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT and SBS (and through them to their commonly controlled subsidiaries and affiliates by sublicenses, including SAS) for their continued use of the name "SPAR" and certain other trademarks and related rights of STM, a wholly owned subsidiary of SGRP. SBS and SAS provide services to the Company, as described above, SIT assisted in the Brazilian acquisition, as described below, and SIT no longer provides services to and does not compete with the Company.

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

(unaudited) (continued)

Related Party Transactions and Arrangements in the Brazil Acquisition

The following related party transactions occurred and arrangements established in connection with the Company's September 2016 acquisition in Brazil of the NM Companies (as defined and more fully described in Note 10 to Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below).

On September 8, 2016, the Company (through its Cayman Islands subsidiary) acquired 100% ownership of SGRP Brasil Participações Ltda. ("SGRP Holdings"), a Brazilian limitada (which is a form of limited liability company), from its affiliate, SPAR Infotech, Inc. ("SIT") (see below), at cost (including approved expenses). SGRP Holdings then completed the formation and acquired a majority of the stock of SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT").

SGRP Holdings, JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and Earth Investments, LLC, a Nevada limited liability company ("EILLC"), entered into a Joint Venture Agreement respecting SPAR BSMT dated and effective as of September 13, 2016 (the "JV Agreement"). See below respecting the ownership and related party status of JKC and EILLC. The JV Agreement (among other things) provided for the NM Acquisition described (and defined) below, provided for the capitalization of and loans to SPAR BSMT to fund the NM Acquisition and its working capital, and established terms for the election of officers and directors and governance of SPAR BSMT. In addition, the JV Agreement provided for the issuance of shares by SPAR BSMT in the necessary amounts to give SGRP Holdings 51%, JKC 39% and EILLC 10% of the outstanding shares of SPAR BSMT's stock. Under the JV Agreement, SPAR BSMT has five directors, three of which are nominated by SGRP Holdings, one of which is nominated by JKC and one of which is nominated by EILLC.

JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil company pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party in respect of the Company. JKC and SGRP Holdings are parties to separate Loan Agreements with SPAR BSMT dated September 14, 2016, pursuant to which SGRP Holdings loaned R$1,400,000 (approximately US$448,000) and JKC loaned R$453,673 (approximately US$145,175) to SPAR BMST as required by the JV Agreement. JKC funded that loan in part through a loan of R$120,423 (approximately US$38,700) to JKC from SGRP Holdings pursuant to a Loan Agreement between them dated September 14, 2016.

EILLC is owned by Mr. Peter W. Brown, a citizen and resident of the USA ("PWB"). PWB is an officer and employee of the Company's affiliate, SIT which is owned by SGRP's Chairman, Mr. Robert G. Brown, PWB is an official observer at the meetings of SGRP's Board, and PWB also is the nephew of Mr. Robert G. Brown. PWB also is a director of SPAR BSMT. Accordingly, PWB and EILLC are each a related party in respect of the Company. In consideration of PWB's efforts in finding and pursuing the NM Acquisition, the Company agreed to grant his company, EILLC, a 10% interest in SPAR BSMT, have SGRP Holdings take over and make the initial loans to SPAR BSMT that would otherwise have been required to have been made by EILLC (aggregating R$116,326 or approximately US$37,200). The Company also agreed to reimburse Infotech for PWB's approved expenses.

The NM Acquisition and associated related party transactions were reviewed and approved by the Audit Committee of SGRP's Board of Directors.

Company paid SBS for its legal expenses in defending all of its litigation in the amounts of $143,920 and $116,635 for the three month periods ended September 30, 2016 and 2015, respectively, and $586,836 and $383,971 for the nine month periods ended September 30, 2016, and 2015, respectively.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

(unaudited) (continued)

6.      Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At September 30, 2016, no shares of SGRP Series A Preferred Stock were issued and outstanding.

7.      Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option, restricted share awards, and performance stock units. As of September 30, 2016, approximately 700,000 SGRP shares were available for Award grants under the amended 2008 Plan. In the third quarter, there were 75,000 options awarded to officers, 50,000 options awarded to Peter W. Brown, a consultant and related party to the Company, and 400,000 options awarded to the new President and CEO of SPAR Group, Inc. In addition, the CEO was awarded 25,000 shares of restricted stock in the quarter.

The Company recognized $90,000 and $119,000 in stock-based compensation expense relating to stock option awards during the three month periods ended September 30, 2016 and 2015, respectively. The tax benefit available from stock based compensation expense related to stock option during the three months ended September 30, 2016 and 2015 was approximately $34,000 and $45,000 respectively. The Company recognized $232,000 and $290,000 in stock-based compensation expense relating to stock option Awards during the nine month periods ended September 30, 2016 and 2015, respectively. The tax benefit, available to the Company, from stock based compensation expense related to stock options during the nine months ended September 30, 2016 and 2015 was approximately $85,000 and $110,000, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of September 30, 2016, total unrecognized stock-based compensation expense related to stock options was $674,000.

During the three months ended September 30, 2016 and 2015, the Company recognized approximately $9,000 and $15,000, respectively of stock based compensation expense related to restricted stock. The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended September 30, 2016 and 2015 was approximately $3,500 and $5,600, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized approximately $39,000 and $35,000, respectively, of stock-based compensation expense related to restricted stock. The tax benefit, available to the Company, from stock based compensation expense related to restricted stock during the nine months ended September 30, 2016 and 2015 was approximately $14,800 and $13,500, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of September 30, 2016, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $118,000.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

(unaudited) (continued)

8.     Commitments and Contingencies

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business, and through its insurance programs, the Company endeavors to manage any underlying or related potential risk.

The Company executes the services it provides to its domestic clients through independent field merchandising, auditing, assembly and other specialists (each a "Field Specialist"), the vast majority of whom are provided by SBS. For affiliated relationships, contractual details, and payment amounts, see Note 5 to the Condensed Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, in this Quarterly Report, above. The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to challenge (both currently and historically) by various states and others, and SBS's expenses of defending those challenges and other litigation have been paid by the Company (consistent with their Prior Agreements and to endeavor to manage related potential risks). That treatment is being challenged currently in a California class action lawsuit where the State Court separated the issues of independent contractor status and damages, tried the status issue first, and ruled that the Field Specialists were employees because (among other things) they failed to sufficiently exercise their independence. The second stage of the trial will be the determination of damages, if any. When a decision has been reached on those damages, the liability and damage decisions can be appealed to a higher court. There can be no assurance that SBS will succeed in defending any such challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination could increase the Company's costs of doing business.

The Company's management does not anticipate at this time that disposition of those matters would be likely to have a material adverse effect on the Company.

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

(unaudited) (continued)

Management evaluates performance as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
United States	$11,332	$10,706	$32,268	$32,783
International	22,106	17,563	57,513	54,219
Total revenue	$33,438	$28,269	$89,781	$87,002

Operating income (loss):
United States	$(184)	$63	$(120)	$309
International	614	166	1,496	784
Total operating income	$430	$229	$1,376	$1,093

Interest expense:
United States	$36	$25	$88	$66
International	15	22	23	121
Total interest expense	$51	$47	$111	$187

Other (income), net:
United States	$–	$–	$–	$–
International	(78)	(8)	(183)	(68)
Total other (income), net	$(78)	$(8)	$(183)	$(68)

Income before income tax expense:
United States	$(220)	$38	$(208)	$243
International	677	152	1,656	731
Total income before income tax expense	$457	$190	$1,448	$974

Income tax (benefit) expense:
United States	$(306)	$(66)	$(394)	$(74)
International	275	149	594	509
Total income tax expense	$(31)	$83	$200	$435

Net income:
United States	$86	$104	$186	$317
International	402	3	1,062	222
Total net income	$488	$107	$1,248	$539

Depreciation and amortization:
United States	$334	$344	$1,014	$1,004
International	152	127	445	410
Total depreciation and amortization	$486	$471	$1,459	$1,414

Capital expenditures:
United States	$291	$213	$798	$918
International	151	119	376	320
Total capital expenditures	$442	$332	$1,174	$1,238

Note: There were no inter-company sales for the nine months ended September 30, 2016 or 2015.

	September 30,	December 31,
	2016	2015
Assets:
United States	$23,936	$21,799
International	31,548	21,607
Total assets	$55,484	$43,406

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
International revenue:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
South Africa	$5,936	17.8%	$4,968	17.6%	$14,871	16.6%	$15,189	17.5%
Mexico	5,495	16.4	3,962	14.0	15,600	17.4	12,076	13.9
China	3,029	9.1	3,682	13.0	8,646	9.6	10,197	11.7
Brazil	1,850	5.5	–	–	1,850	2.1	–	–
Japan	1,799	5.4	1,306	4.6	5,157	5.7	3,907	4.5
India	1,523	4.6	1,385	4.9	4,203	4.7	5,001	5.7
Canada	1,453	4.3	1,368	4.8	4,582	5.1	4,173	4.8
Australia	945	2.8	829	2.9	2,359	2.6	3,316	3.8
Turkey	76	0.2	63	0.2	245	0.3	360	0.4
Total international revenue	$22,106	66.1%	$17,563	62.0%	$57,513	64.1%	$54,219	62.3%

	September 30,	December 31,
	2016	2015
Long lived assets:
United States	$11,325	$10,147
International	4,445	3,148
Total long lived assets	$15,770	$13,295

10. Purchase of Interests in Subsidiaries

After acquiring SGRP Brasil Participações Ltda. ("SGRP Holdings"), a Brazilian limitada (which is a form of limited liability company), and establishing SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT"), in a series of related party transactions (See Note 5 to Condensed Consolidated Financial Statements - Related Party Transactions, above), SGRP Holdings and SPAR BSMT (the "Purchasers") entered into a Quota Purchase Agreement dated September 13, 2016 (the "NM QPA"), with Interservice Publicidade Sociedade Ltda., a Brazilian limitada, Momentum Promoções Ltda., a Brazilian limitada, and IPG Nederland B.V., a Netherlands company (collectively, the "Sellers"). The Sellers are subsidiaries of The Interpublic Group of Companies, Inc., a Delaware corporation ("Interpublic"), which is a global provider of advertising, media and other business services. The NM QPA provided for the acquisition by the Purchasers from the Sellers (the "NM Acquisition") of all of the equity shares (called "quotas") in New Momentum Ltda., a Brazilian limitada, and New Momentum Serviços Temporários Ltda., a Brazilian limitada (each a "NM Company" or collectively “the new Companies”), two of Interpublic's "In Store" companies in Brazil. SPAR BSMT acquired 99% of the quotas issued by each NM Company and SGRP Holdings acquired 1% of the quotas issued by each NM Company pursuant to the NM QPA. The closing of the acquisition of the NM Companies was completed with the disbursement of the purchase price to the Sellers on September 19, 2016, effective as of September 13, 2016.

The preliminary purchase price at closing for the NM Companies was R$1,163,263 (approximately US$358,000), based on a preliminary balance sheet as of July 31, 2016 which is subject to adjustment (upward or downward) based on the final closing balance sheet as of September 13, 2016. The Sellers have until December 12, 2016 to present the final closing balance sheet to the Company.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

(unaudited) (continued)

Momentum Promoções Ltda., one of the Sellers, also agreed to provide certain transition services and continued use of certain existing office space to SPAR BSMT and each of the NM Companies (collectively, "SPAR Brazil"), pursuant to a Transition Services Agreement dated September 13, 2016 (the "Transition Agreement"), and a Sublease Agreement dated September 13, 2016 (the "Sublease"), respectively. The Sublease has an initial term of 12 months and requires monthly rent and back office support payments of R$205,417 (approximately US$65,700). The Transition Agreement has an initial term ending December 31, 2016, and requires various monthly service payments estimated to be in total R$74,534 (approximately US$23,850).

The Company has completed its preliminary calculation of the estimated fair value and related allocation of assets between goodwill and other. This valuation may be subject to change upon receipt of the final closing balance sheet as of September 13, 2016, which is expected by the end of this year at which time the Company will update its fair value allocation analysis. The Company expects to finalize the purchase price allocation as soon as practical, but no later than one year from acquisition date. A summary of assets acquired, goodwill and liabilities assumed and net of purchase price are as follows (in thousands);

Cash	$52
Net Working Capital, net of cash	222
Fixed Assets	23
Non-operating Assets	11
Goodwill	457
Assumed Liabilities	(407)
Net Fair Value of Assets Acquired	$358

The following table includes the amount of Brazil’s revenue and earnings included in the Company’s consolidated statement of income for the quarter ended September 30, 2016, and a pro forma calculation of the amounts that would have been included in the Company’s consolidated statements of income for the three and nine month periods ended September 30, 2016 and 2015 had the Brazil acquisition date been January 1, 2015, instead of September 14, 2016 (in thousands):

	Revenue	Net (Loss)
Actual New Momentum Companies from Sept. 14 to Sept. 30, 2016	$1,850	$(43)

Consolidated supplemental pro forma, July 1 to September 30, 2016	$40,679	$(151)
Consolidated supplemental pro forma, July 1 to September 30, 2015	$35,301	$(338)
Consolidated supplemental pro forma, January 1 to September 30, 2016	$111,907	$(161)
Consolidated supplemental pro forma, January 1 to September 30, 2015	$111,209	$(594)

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consilidated Financial Statements

(unaudited) (continued)

Item 2.	Management's Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 (this "Quarterly Report"), contains "forward-looking statements" made by SPAR Group, Inc. ("SGRP", and together with its subsidiaries, the "SPAR Group" or the "Company") and was filed on November 21, 2016, by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward looking statements" contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2015 (as filed, the "Annual Report"), as filed with the SEC on March 30, 2016, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders held on May 19, 2016 (as filed, the "Proxy Statement"), which SGRP filed with the SEC on April 27, 2016, and SGRP's Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, collectively, "Securities Laws").

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

GENERAL

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandisers, office supply, grocery, drug store, independent, convenience, toy, home improvement and electronics stores. The Company also provides furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001. The Company currently does business in 10 countries that encompass approximately 50% of the total world population through its operations in the United States, Canada, Japan, South Africa, India, China, Australia, Mexico, Turkey and Brazil.

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

The Company's Domestic and International Geographic Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions. The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the three and nine months ended September 30, 2016 and 2015, and their respective assets as of September 30, 2016, and December 31, 2015, is provided above in Note 9 to the Company's Condensed Consolidated Financial Statements – Segment Information.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Toronto, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
China	March 2010	51%	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51%	Istanbul, Turkey
Brazil[1]	September 2016	51%	Sao Paolo, Brazil
1.

In September, the Company established a new joint venture subsidiary in Brazil as noted above in Note 10 to the Company's Condensed Consolidated Financial Statements – Purchase of Interests in Subsidiaries. This new subsidiary purchased stock in two Brazilian companies – New Momentum, Ltda. and New Momentum Servicos Temporarios Ltda.

SPAR Group, Inc. and Subsidiaries

Critical Accounting Policies

There were no material changes during the nine months ended September 30, 2016, to the Company's critical accounting policies as reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 30, 2016.

Results of Operations

Three months ended September 30, 2016, compared to three months ended September 30, 2015

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2016		2015
	$	%	$	%
Net revenues	$33,438	100.0%	$28,269	100.0%
Cost of revenues	26,162	78.2	21,555	76.2
Gross profit	7,276	21.8	6,714	23.8
Selling, general & administrative expense	6,360	19.0	6,014	21.3
Depreciation & amortization	486	1.5	471	1.7
Operating income	430	1.3	229	0.8
Interest expense, net	51	0.2	47	0.1
Other (income), net	(78)	(0.2)	(8)	0.0
Income before income taxes	457	1.3	190	0.7
Income tax (benefit) expense	(31)	(0.1)	83	0.3
Net income	488	1.4	107	0.4
Net income attributable to non-controlling interest	(546)	(1.6)	(199)	(0.7)
Net (loss) attributable to SPAR Group, Inc.	$(58)	(0.2)%	$(92)	(0.3)%

Net Revenues

Net revenues for the three months ended September 30, 2016, were $33.4 million, compared to $28.3 million for the three months ended September 30, 2015, an increase of $5.1 million or 18%. The increase is primarily attributable to our international segment, across almost all subsidiaries but especially Mexico, plus the incremental revenue from the September 2016 Brazil acquisition.

Domestic net revenues totaled $11.3 million in the three months ended September 30, 2016, compared to $10.7 million for the same period in 2015, an increase of 6%. The increase was primarily due to an increase in annuity business compared to last year.

International net revenues totaled $22.1 million for the three months ended September 30, 2016, compared to $17.6 million for the same period in 2015, an increase of $4.5 million or 26%. The increase in net revenues was primarily due to higher revenue in all subsidiaries except China, plus $1.9 million of revenue from the acquisition in Brazil. Actual in-country revenue increased by $5.7 million but was offset by negative foreign currency impact of $1.2 million year over year.

SPAR Group, Inc. and Subsidiaries

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 78.2% of its net revenues for the three months ended September 30, 2016, and 76.2% of its net revenues for the three months ended September 30, 2015.

Domestic cost of revenues was 73.5% of net revenues for the three months ended September 30, 2016, and 69.7% of net revenues for the three months ended September 30, 2015. The increase in cost of revenues as a percentage of net revenues of 3.8 percentage points was due primarily to continued price pressure and an unfavorable mix of project work compared to the same period last year. For the three months ended September 30, 2016 and 2015, approximately 76% and 80%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively. For the three months ended September 30, 2015, approximately 6% of the Company's domestic cost of revenues resulted from in-store merchandiser specialist services purchased from one of the Company's other affiliates, National Retail Source, LLC ("NRS"). As of December 2015, the Company no longer uses NRS, but could again in the future (See Note 5 to the Condensed Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenues increased to 80.7% of net revenues for the three months ended September 30, 2016, compared to 80.3% of net revenues for the three months ended September 30, 2015. The cost of revenue increase of 0.4 percentage points was primarily due to a mix of higher cost margin business in Canada and Japan, partially offset by a mix of lower cost margin business in Mexico and China.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $6.4 million and $6.0 million for the three months ended September 30, 2016 and 2015, respectively.

Domestic selling, general and administrative expenses totaled $2.9 million for three months ended September 30, 2016, approximately the same as the $2.8 million for the three months ended September 30, 2015. The increase in spending was directly attributable to one-time expenses related to management changes during the period.

International selling, general and administrative expenses totaled $3.5 million for the three months ended September 30, 2016, compared to $3.2 million for the same period in 2015. The increase of approximately $300,000 was primarily attributable to the Brazil acquisition.

Depreciation and Amortization

Depreciation and amortization charges totaled $486,000 for the three months ended September 30, 2016, and $471,000 for the same period in 2015.

Interest Expense

The Company's net interest expense was $51,000 and $47,000 for the three months ended September 30, 2016, and 2015, respectively.

Other Income

Other income totaled $78,000 and $8,000 for the three months ended September 30, 2016 and 2015, respectively, with the increases primarily in South Africa and China.

SPAR Group, Inc. and Subsidiaries

Income Taxes

The income tax provision was a net benefit of $31,000 for the three months ended September 30, 2016, and an expense of $83,000 for the three months ended September 30, 2015.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in allocation of income of $546,000 and $199,000 to the non-controlling shareholders for the three months ended September 30, 2016 and 2015, respectively.

Net Loss

The Company reported a net loss of $58,000 for the three months ended September 30, 2016, or $0.00 per diluted share, compared to a net loss of $92,000, or $0.00 per diluted share, for the corresponding period last year.

Nine months ended September 30, 2016, compared to nine months ended September 30, 2015

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2016		2015
	$	%	$	%
Net revenues	$89,781	100.0%	$87,002	100.0%
Cost of revenues	69,309	77.2	66,206	76.1
Gross profit	20,472	22.8	20,796	23.9
Selling, general & administrative expense	17,637	19.7	18,289	21.0
Depreciation & amortization	1,459	1.6	1,414	1.6
Operating income	1,376	1.5	1,093	1.3
Interest expense, net	111	0.1	187	0.2
Other (income), net	(183)	(0.2)	(68)	(0.1)
Income before income taxes	1,448	1.6	974	1.2
Income tax expense	200	0.2	435	0.5
Net income	1,248	1.4	539	0.7
Net income attributable to non-controlling interest	(1,164)	(1.3)	(676)	(0.8)
Net income (loss) attributable to SPAR Group, Inc.	$84	0.1%	$(137)	(0.1)%

Net Revenues

Net revenues for the nine months ended September 30, 2016, were $89.8 million, compared to $87.0 million for the nine months ended September 30, 2015, an increase of $2.8 million or 3%. The increase is attributable to our international segment, including the Brazil acquisition.

Domestic net revenues totaled $32.3 million in the nine months ended September 30, 2016, compared to $32.8 million for the same period in 2015. The change is due to lower project and annuity work compared to the same period last year.

International net revenues totaled $57.5 million for the nine months ended September 30, 2016, compared to $54.2 million for the same period in 2015, an increase of $3.3 million or 6%. The increase in net revenues was primarily due to higher revenue in Mexico, Japan and Canada, plus the Brazil acquisition, partially offset by lower revenue in China, Australia and India. Actual in-country revenue increased by $9.7 million but was offset by a negative foreign currency impact of $6.4 million year over year.

SPAR Group, Inc. and Subsidiaries

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 77.2% of its net revenues for the nine months ended September 30, 2016, and 76.1% of its net revenues for the nine months ended September 30, 2015.

Domestic cost of revenues was 71.5% of net revenues for the nine months ended September 30, 2016, and 69.1% of net revenues for the nine months ended September 30, 2015. The increase in cost of revenues as a percentage of net revenues of 2.4 percentage points was due primarily to an unfavorable mix of project and annuity work compared to the same period last year. For the nine months ended September 30, 2016 and 2015, approximately 80% and 84%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively. For the nine months ended September 30, 2015, approximately 5% of the Company's domestic cost of revenues resulted from in-store merchandiser specialist services purchased from certain of the Company's other affiliates, National Retail Source, LLC ("NRS"). As of December 2015, the Company no longer uses NRS, but could again in the future (See Note 5 to the Condensed Consolidated Financial Statements - Related-Party Transactions).

Internationally, the cost of revenues increased to 80.4% of net revenues for the nine months ended September 30, 2016, compared to 80.3% of net revenues for the nine months ended September 30, 2015. The cost of revenue increase of 0.1 percentage points was primarily due to a mix of higher cost margin business in South Africa and Japan, partially offset by a mix of lower cost margin business in Mexico and Canada.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $17.6 million and $18.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Domestic selling, general and administrative expenses totaled $8.3 million for nine months ended September 30, 2016, compared to $8.8 million for the nine months ended September 30, 2015. The decrease of approximately $500,000 was primarily due to implemented cost savings partially offset by one-time expenses related to management changes.

International selling, general and administrative expenses totaled $9.3 million for the nine months ended September 30, 2016, compared to $9.5 million for the same period in 2015. The decrease of approximately $200,000 was primarily attributable to cost savings in Australia and China, partially offset by increases in Japan, and the acquisition in Brazil.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.5 million for the nine months ended September 30, 2016, and $1.4 million for the same period in 2015.

Interest Expense

The Company's net interest expense was $111,000 and $187,000 for the nine months ended September 30, 2016 and 2015, respectively. The decrease is primarily due to increased interest income in South Africa.

SPAR Group, Inc. and Subsidiaries

Other Income

Other income totaled $183,000 and $68,000 for the nine months ended September 30, 2016 and 2015, respectively. The increases were primarily in South Africa and China.

Income Taxes

The income tax provision totaled $200,000 for the nine months ended September 30, 2016 and $435,000 for the nine months ended September 30, 2015.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in allocation of income of $1,164,000 and $676,000 to the non-controlling shareholders for the nine months ended September 30, 2016 and 2015, respectively.

Net Income (Loss)

The Company reported net income of $84,000 for the nine months ended September 30, 2016, or $0.00 per diluted share, compared to a net loss of $137,000, or $(0.01) per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the nine months ended September 30, 2016, the Company had a net income before non-controlling interest of $1.2 million.

Net cash provided by operating activities was $2.1 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively. The net cash provided by operating activities was primarily due to cash-impacting earnings and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable and prepaid expenses and other assets.

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015, was approximately $1.5 million and $1.2 million, respectively. The net cash used in investing activities in 2016 was due to fixed asset additions and the purchase of the business in Brazil.

Net cash provided by financing activities for the nine months ended September 30, 2016, was approximately $1.8 million, compared to $905,000 used in financing activities for the nine months ended September 30, 2015. Net cash provided by financing activities was primarily a result of net borrowing on lines of credit, partially offset by a distribution to the non-controlling investors in South Africa.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2016, of $1.8 million.

At September 30, 2016, the Company had net working capital of $9.4 million, as compared to net working capital of $16.8 million at December 31, 2015. The Company's current ratio was 1.3 at September 30, 2016, compared to 2.3 at December 31, 2015.

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

SPAR Group, Inc. and Subsidiaries

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Division) and in its International (non-U.S.) subsidiaries (i.e., the International Division). At September 30, 2016, the Company's outstanding lines of credit and other debt totaled approximately $8.4 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)			US Dollars (2)
United States		3.0%		$7,554
International	0.1%	-	8.5%	639
				$8,193

(1)	Based on interest rate at September 30, 2016.
(2)	Based on exchange rate at September 30, 2016.

The Company has foreign currency exposure associated with its international subsidiaries. In both 2016 and 2015, these exposures are primarily concentrated in the South African Rand, the Canadian Dollar, the Mexican Peso, the Australian Dollar, the Japanese Yen, and the Chinese Yuan, and in 2016 also the Brazilian Real.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of September 30, 2016.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's three quarters of its 2016 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. The Company also has paid SBS (consistent with the Prior Agreements) for its expenses in defending various legal actions and administrative proceedings respecting SBS's services and Field Specialists.   See Note 5 to the Condensed Consolidated Financial Statements – Related Party Transaction – Domestic Related Party Services, and Note 8 to the Condensed Consolidated Financial Statements – Commitments and Contingencies, above.

Item 1A.      Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2016 (the "2015 Annual Report"), which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since the 2015 Annual Report other than in the following risk factor, which amends, restates and replaces the corresponding risk factor in the 2015 Annual Report.

Dependence Upon and Cost of Services Provided by Affiliates

The success of the Company's domestic business is dependent upon the successful execution and administration of its field services by certain domestic affiliates, namely SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and to the extent it resumes providing field services to the Company, National Retail Source, LLC ("NRS"), and by certain foreign affiliates, each of which is an affiliate, but not a subsidiary, of the Company, and none of which is controlled by the Company or consolidated in the Company's consolidated financial statements. NRS had provided, and in the future could again provide, substantially all of the field merchandising services used by National Merchandising Services, LLC ("NMS"), which is a subsidiary of SGRP and part of the Company. As of December 2015, NMS no longer uses NRS and instead uses field merchandising services from a non-affiliated third-party provider.

The Company executes the services it provides to its domestic clients through independent field merchandising, auditing, assembly and other specialists (each a "Field Specialist"), the vast majority of whom are provided by SBS, and administers those services through administrators, substantially all of whom are provided by SAS. For contractual details and payment amounts, see Note 5 to the Condensed Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, in this Quarterly Report, and Note 8 to the Condensed Consolidated Financial Statements – Commitments and Contingencies, above. In the 2015 Annual Report please also see the following: Item IA - Risk Factors - Potential Conflicts in Services Provided by Affiliates, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Consolidated Financial Statements – Related Party Transactions.

SBS and NRS have independently advised the Company that they continue to use independent contractors as their Field Specialists, that those independent Field Specialists generally provide greater flexibility and performance quality at lower total costs as a result of their business independence and initiative, that it has an agreement with each Field Specialist clearly confirming his, her or its status as an independent contractor, and that SBS complies with applicable independent contractor requirements for the individuals and companies it retains as Field Specialists.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to challenge (both currently and historically) by various states and others, and SBS's expenses of defending those challenges and other litigation have been paid by the Company. Current material proceedings (if any) against SBS are described in Note 8 to the Condensed Consolidated Financial Statements – Commitments and Contingencies, in this Quarterly Report, above. There can be no assurance that SBS will succeed in defending any such challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination could increase the Company's costs of doing business. Any material increase in the legal defense costs of SAS, SBS or NRS (and thus the reimbursable expenses it charges to the Company), or any decrease in such performance quality, could have a material adverse effect on the Company or its estimated or desired assets, business, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

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

Item 2(c): Not applicable

Item 3.       Defaults upon Senior Securities

Item 3(a): Defaults under Indebtedness: None.

Item 3(b): Defaults under Preferred Stock: None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable.

SPAR Group, Inc. and Subsidiaries

Item 6.       Exhibits

10.1	Waiver letter from Sterling National Bank, dated as of November 18, 2016, but effective as of September 30, 2016, as filed herewith.

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

Date: November 21, 2016	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto
Chief Financial Officer, Treasurer, Secretary
and duly authorized signatory