Form 10-K
period 2016-12-31
SPAR GROUP INC
filed 2017-04-17
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-27408

SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Westchester Avenue, Suite 204, White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2016, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $7,389,940.

The number of shares of the Registrant's Common Stock outstanding as of April 3, 2017, was 20,655,840 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2017 Annual Meeting of Stockholders scheduled to be held on May 18, 2017, which will be subsequently filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2016 (this "Annual Report"), contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on or about May 18, 2017 (the "Proxy Statement"), which SGRP expects to file on or about April 28, 2017, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

All statements (other than those that are purely historical) are forward-looking statements. Words such as "may," "will," "expect," "intend", "believe", "estimate", "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company in this Annual Report may include (without limitation) statements regarding: risks, uncertainties, cautions, circumstances and other factors ("Risks"); and plans, intentions, expectations, guidance or other information respecting the pursuit or achievement of the Company's five corporate objectives (growth, customer value, employee development, greater productivity & efficiency, and increased earnings per share), building upon the Company's strong foundation, leveraging compatible global opportunities, growing the Company's client base and contracts, continuing to strengthen its balance sheet, growing revenues and improving profitability through organic growth, new business development and strategic acquisitions, and continuing to control costs. The Company's forward-looking statements also include (without limitation) those made in this Annual Report in "Business", "Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Directors, Executive Officers and Corporate Governance", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", and "Certain Relationships and Related Transactions, and Director Independence".

You should carefully review and consider the Company's forward-looking statements (including all risk factors and other cautions and uncertainties) and other information made, contained or noted in or incorporated by reference into this Annual Report, the Proxy Statement and the other applicable SEC Reports, but you should not place undue reliance on any of them. The results, actions, levels of activity, performance, achievements or condition of the Company (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition) and other events and circumstances planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "Expectations"), and our forward-looking statements (including all Risks) and other information reflect the Company's current views about future events and circumstances. Although the Company believes those Expectations and views are reasonable, the results, actions, levels of activity, performance, achievements or condition of the Company or other events and circumstances may differ materially from our Expectations and views, and they cannot be assured or guarantied by the Company, since they are subject to Risks and other assumptions, changes in circumstances and unpredictable events (many of which are beyond the Company's control). In addition, new Risks arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its Expectations will be achieved in whole or in part, that it has identified all potential Risks, or that it can successfully avoid or mitigate such Risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

These forward-looking statements reflect the Company's Expectations, views, Risks and assumptions only as of the date of this Annual Report, and the Company does not intend, assume any obligation, or promise to publicly update or revise any forward-looking statements (including any Risks or Expectations) or other information (in whole or in part), whether as a result of new information, new or worsening Risks or uncertainties, changed circumstances, future events, recognition, or otherwise.

PART I

Item 1. Business

THE COMPANY'S BUSINESS GENERALLY

SPAR Group, Inc., a Delaware corporation incorporated in 1995 ("SGRP"),and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandise, office supply, grocery, drug, dollar, independent, convenience, toy, home improvement, and electronics stores. The Company also provides furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May 2001. The Company currently does business in 10 countries that encompass approximately 50% of the total world population through its operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at the store level, and the Company may be engaged by either the retailer or the manufacturer. Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories on the shelf in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, replenishing kiosks, demonstrating or promoting a product, providing on-site audit and in-store event staffing services and providing product assembly services in stores, homes and offices. Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, special seasonal or promotional merchandising, focused product support and product recalls. The Company continues to seek to expand its merchandising, assembly and marketing services business throughout the world.

An Overview of the Merchandising and Marketing Services Industry:

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

SPAR Group believes the current trend in business toward globalization fits well with its expansion model. As companies expand into foreign markets they will need assistance in merchandising or marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising and marketing programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its global Internet, mobile and data network based technology (as further described below) and its business model worldwide.

The Company's Domestic and International Segments:

In order to cultivate and expand the Company's merchandising and marketing services businesses in both domestic and foreign markets and ensure a consistent approach to those businesses worldwide, the Company has historically divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Division, and all locations outside the United States, which are the sales territories for its International Division. To that end, the Company also (1) provides to all of its locations its proprietary Internet, digital and mobile based operating, scheduling, tracking and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with the Company's financial reporting and disclosure controls and procedures, ethics code and other policies, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's international subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide.

Each of the Company's divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers, distributors and retailers at mass merchandise, office supply, grocery, drug, dollar, independent, convenience, toy, home improvement and electronics stores in their respective territories. SPAR Group's clients include the makers and distributors of general merchandise, health and beauty care, consumer goods, home improvement, home entertainment, and food products in their respective territories.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Vaughan, Ontario, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
China	March 2010	51%	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51%	Istanbul, Turkey
Brazil[1]	September 2016	51%	Sao Paolo, Brazil

1     In September 2016, the Company established a new joint venture subsidiary in Brazil, see Note 13 to the Company's Consolidated Financial Statements – Purchase of Interests in Subsidiaries. This new subsidiary purchased stock in two Brazilian companies – New Momentum, Ltda. and New Momentum Servicos Temporarios Ltda.

Financial Information about the Company's Domestic and International Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions (as described above). The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the years ended December 31, 2016 and 2015, and their respective assets as of December 31, 2016 and 2015, is provided in Note 12 to the Company's Consolidated Financial Statements – Segment Information.

The Company's Business Strategies

As the marketing services industry continues to expand both in the United States and internationally, many large retailers and manufacturers are outsourcing their merchandising and marketing service needs to third-party providers. The Company believes that offering marketing services on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that successful use of and continuous improvements to a sophisticated technology infrastructure, including the Company's proprietary global Internet, digital and telecommunication-based technological systems (including servers and other hardware) and its logistical, communication, scheduling, tracking, reporting and accounting software and applications (the "Global Technology Systems"), is key to providing clients with a high level of client service while maintaining efficient, lower cost operations. The Global Technology System uses proprietary software and applications of the Company as well as software (including operating system, office, exchange, data base and server programs) licensed and hardware purchased or leased from third parties and Internet and telecommunication services provided by third parties. The Global Technology System can be accessed through the computers or mobile devices of its authorized personnel and clients and allows the Company to communicate with field management, schedule the store-specific field operations more efficiently, receive information, incorporate, quantify the benefits of its services to clients faster, respond to clients' needs quickly and implement client programs rapidly. The Company's objective is to continue to expand international retail merchandising and marketing services by pursuing its operating and growth strategy, as described below.

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

Leveraging and Improving on the Company's Technological Strengths:

The Company believes that providing merchandising and marketing services in a timely, accurate and efficient manner, as well as delivering timely, accurate and useful reports to its clients, are key components that are and will continue to be critical to the Company's success. The Company's Global Technology Systems improve the productivity of the Company's merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), and provide timely data to its clients. The Company's Field Specialists use smartphones, tablets, laptops, and personal computers to report (through the Internet or telecommunication network) the status of each store or client product they service into the Company's Global Technology Systems. Field Specialists report on a variety of issues such as store conditions and status of client products (e.g. out of stocks, inventory, display placement) or they may scan and process new orders for certain products.

The Company's Global Technology Systems include an automated labor tracking system for the Company's Field Specialists to communicate work assignment completion information (via the Internet or other telecommunication infrastructure) by using, among other things, smartphones, laptops and personal computers, cellular telephones or landlines. This tracking system enables the Company to report hours and other completion information for each work assignment on a daily basis and provides the Company with daily, detailed tracking of work completion. This information is analyzed and displayed in a variety of reports that can be accessed by both the Company and its clients via a secure website. These reports can depict the reported status of merchandising projects in real-time. This tracking technology also allows the Company to schedule the Company's Field Specialists more efficiently, quickly quantify the status and benefits of its services to clients, rapidly respond to clients' needs and rapidly implement programs.

Industry sources indicate that clients are increasingly relying on merchandising and marketing service providers to supply rapid, value-added information regarding the results of the clients' merchandising and marketing expenditures on sales and profits. The Company intends to continue to utilize its Global Technology Systems to enhance the Company's efficiency and ability to provide real-time data to its clients as reported to the Company, as well as, maximize the speed of communication with logistical deployment of and reporting from the Company's Field Specialists. The Global Technology System can be accessed through the computers or mobile devices of its authorized personnel and clients and allows the Company to communicate with field management, schedule the store-specific field operations more efficiently, receive information, incorporate, quantify the benefits of its services to clients faster, respond to clients' needs quickly and implement client programs rapidly.

The Company believes that it can continue to improve, modify and adapt its technology to support merchandising and other marketing services for additional clients and projects in the United States and in foreign markets. The Company also believes that its Global Technology Systems give it a competitive advantage in the marketplace worldwide. The Company has successfully modified and is currently utilizing certain of its software applications in the operation of its International Division. The Company's Global Technology Systems are developed, operated, managed, maintained, and controlled from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A. The scheduling, tracking and reporting software currently included in the Company's Global Technology Systems were co-developed and are co-owned by the Company and certain of its affiliates and maintained and further developed and improved by the Company at its own expense. See Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - Other Related Party Transactions and Arrangements, below.

Acquisition Strategies and Strategic Acquisitions:

The Company is seeking to acquire businesses or make other arrangements with companies that offer similar merchandising or marketing services both in the United States and worldwide. The Company believes that increasing its industry expertise, further developing and refining its technology systems, adding services, and increasing its geographic breadth and local market depth will allow it to service its clients more efficiently and cost effectively. Through such acquisition strategies, the Company may realize additional operating and revenue synergies and may leverage existing relationships with manufacturers, retailers and other businesses to capitalize on cross-selling opportunities. However, there can be no assurance that any of the acquisition strategies will occur or whether, if completed, the integration of the acquired businesses will be successful or the anticipated efficiencies and cross-selling opportunities will occur. See Item 1 - Business - The Company's Domestic and International Segments, above.

One key to the Company's domestic and international expansion strategy is its emphasis on developing, maintaining, improving, deploying and marketing its Global Technology Systems that run on and are developed, managed, maintained and controlled worldwide from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A. The Company's Global Technology Systems are accessible through computers and mobile devices by the local representatives of the Company and its clients in order to enhance local operations, give the Company an important marketing distinction and advantage over its competitors (such as real-time access to field reporting), and provide the Company with a technological means to exercise its supervision and control over its subsidiaries, both domestic and international. The Company provides access to its Global Technology Systems for its worldwide operations through its control center on a real-time basis 24/7/365. In addition, this strategy is strengthened internationally by the Company's internally developed translation software, which allows its current and future programs included in its Global Technology Systems to be available in any language for any market in which it currently operates or desires to enter in the future. See Item 1 - Business - Leveraging and Improving on the Company's Technological Strengths, above, and The Company's Trademarks, below.

Another key to the Company's international and domestic expansion is its strategy of seeking a minority (i.e., non-controlling) investor that is experienced (directly or through its principals) in the local area and not otherwise affiliated with the Company (each a "Local Investor") for each new consolidated joint venture subsidiary acquired by the Company. The Company supervision and control over each such consolidated subsidiary is strengthened through its subsidiary documentation and the use of its Global Technology Systems. The Company's supervision and control is further strengthened by its company-wide executive management, administrative support, accounting oversight, procedures and controls (financial and reporting), and corporate codes and policies that apply to each such subsidiary (the Company's "Global Administration", and together with its Global Technology Systems, the Company's "Global Contributions"). The Company also seeks to own a majority (at least 51%) of such a subsidiary's equity while the Local Investor purchases a minority equity interest in it (49% or less). Since 2014 the Company has sought (in the governing documents for each new acquisitions or reorganization) to have a majority of the members of such subsidiary's board of directors, to have all quorums and matters decided by a simple majority of its equity or directors, and to have such subsidiary agree to be bound by the Company's financial and reporting controls and procedures, ethics code, and other corporate codes and policies. In addition to its equity participation, a Local Investor provides certain services and the useful local attention, perspective and relationships of a substantial (although non-controlling) equity owner with a strong financial stake in such subsidiary's success (the "Local Contributions"). The Local Investor also often contributes an existing customer base and a seasoned operating infrastructure as additional Local Contributions to the subsidiary in which it invests. As of the date of this Annual Report, National Merchandising Services, LLC, in the U.S.A. (see below) and each of the Company's international operating subsidiaries (other than those in Canada and Japan) has a Local Investor. See Item 1A - Risk Factors - Potential Conflicts in Services Provided by Affiliates, Risks Associated with International and Domestic Subsidiaries, Risks of Having Material Local Investors in International and Domestic Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, Item 13 – Certain Relationships and Related Transactions, and Director Independence - International Related Party Services and Related Party Transactions and Arrangements in the Brazil Acquisition, Note 2 to the Company's Consolidated Financial Statements – Summary of Significant Accounting Policies: Principles of Consolidation, Accounting for Joint Venture Subsidiaries, Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - International Related Party Services and Related Party Transactions and Arrangements in the Brazil Acquisition, and Note 13 to the Company's Consolidated Financial Statements – Purchase and Sale of Interests in Subsidiaries, below.

In September 2016, the Company, through its subsidiary in the Cayman Islands, SPAR International Ltd., entered into an agreement to purchase the equity shares (called "quotas") in New Momentum Ltda. and New Momentum Serviços Temporários Ltda., each a Brazilian limitada from Interservice Publicidade Sociedade Ltda., a Brazilian limitada, Momentum Promoções Ltda., a Brazilian limitada, and IPG Nederland B.V., a Netherlands company. The Company consolidated its Brazil operations beginning on September 14, 2016. See Item 13 – Certain Relationships and Related Transactions, and Director Independence - International Related Party Services and Related Party Transactions and Arrangements in the Brazil Acquisition, Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - International Related Party Services and Related Party Transactions and Arrangements in the Brazil Acquisition, and Note 13 to the Company's Consolidated Financial Statements – Purchase and Sale of Interests in Subsidiaries, below.

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

In-Store Event Staffing Services:

The Company provides in-store product samplings, in-store product demonstrations and assisted sales in national chains in target markets worldwide.

Retail Compliance and Price Audit Services:

The Company's retail compliance and price audit services are initiated by retailers and manufacturers and focus on the following:

●	Validating store promotions
●	Confirming the planned placements and layout
●	Auditing compliance with corporate branding and signage
●	Verifying product placement, displays, point of sale materials, etc.
●	Collecting inventory levels and out-of-stock status
●	Providing current, accurate pricing intelligence
●	Conducting competitive price audits (by product, by market)
●	Conducting internal price audits to:
o Ensure pricing accuracy and consistency; and
o Verify promotional and everyday price changes

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

The Company's business development process includes a due diligence period to determine the objectives of the prospective or existing client, the work required to satisfy those objectives and the market value of such work to be performed. The Company employs a formal cost development and proposal process that determines the cost of each element of work required to achieve such client's objectives. The Company uses these costs, together with an analysis of market rates, to develop a formal quotation that is then reviewed at various levels within the organization. The pricing of this internal proposal must meet the Company's objectives for profitability, which are established as part of the business planning process. After the Company approves this quotation, a detailed proposal is presented to the Company's prospective or existing client. However, the Company has agreed, and in the future may agree, from time to time to perform services for a client that become or turn out to be unprofitable even though the Company expected to make a profit when agreeing to perform them. See Item 1A – Risk Factors - Risks of Unprofitable Services, Variability of Operating Results and Uncertainty in Client Revenue, and Risks of Losses and Financial Covenant Violations, below.

The Company's Customer Base

The Company currently represents numerous manufacturers and/or retail clients in a wide range of retail chains and stores worldwide, and its customers (which it refers to as clients) include:

•	Mass Merchandisers
•	Drug Stores
•	Grocery Stores
•	Office Supply Stores
•	Dollar Stores
•	Toy or Specialty Stores
•	Electronic Stores
•	Home Improvement Stores
•	Other retail outlets (such as discount and electronic stores, independents, in-home and in-office, etc.)

The Company did not have any clients that represented 10% or more of the Company's net revenue for the years ended December 31, 2016 and 2015.

The Company's Competition

The marketing services industry is highly competitive. The Company's competition in the Domestic Division and International Division arises from a number of large enterprises, many of which are national or international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, the ability to execute specific client priorities rapidly and consistently over a wide geographic area, and the ability to ideate and operate as a retail business partner delivering value above the base services. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in many retailer and manufacturer verticals. The Company also believes it has the ability to execute major national and international in-store initiatives and develop and administer national and international manufacturer programs. Finally, the Company believes that, through the use and continuing improvement of its Global Technology Systems, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.

The Company's Trademarks

The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly, efficiently and consistently over a wide geographic area. The Company's trademarks are generally licensed royalty free to its affiliates, SAS, SBS, and SIT (as defined in Item 13 – Certain Relationships and Related Transactions, and Director Independence, below). The scheduling, tracking and reporting software currently included in the Company's Global Technology Systems were co-developed and are co-owned by the Company, SBS and SIT and are maintained and further developed and improved by the Company at its own expense at a cost of $1.3 million in both 2016 and 2015. See "An Overview of the Merchandising and Marketing Services Industry" and "Competition", above, Item 13 – Certain Relationships and Related Transactions, and Director Independence- Other Related Party Transactions and Arrangements, and Note 10 to the Company’s Consolidated Financial Statements - Related Party Transactions - Other Related Party Transactions and Arrangements, below.

The Company's Labor Force

Worldwide the Company utilized a labor force of approximately 18,500 people in 2016.

During 2016, the Company's Domestic Division employed a labor force of 198 people. As of December 31, 2016, there were 153 full-time employees and 45 part-time employees engaged in domestic operations. The Company's Domestic Division utilized the services of its affiliates, SPAR Business Services, Inc. ("SBS"), to provide substantially all of the field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), to perform the Company's merchandising, audit, assembly and other services for its domestic clients, and SPAR Administrative Services, Inc. ("SAS"), to schedule, deploy and administer the Field Specialists. SBS furnished approximately 7,000 Field Specialists (all of whom are engaged by SBS) to the Company in 2016. SAS furnished approximately 56 field administrators (all of whom were employed by SAS) to the Company in 2016. The Company, SBS and SAS consider their relations with the SAS employees and the SBS Field Specialists to be good. However, the Company is reevaluating its business model of using independent contractor Field Specialists provided by others in light of changing client requirements and regulatory environments and intends to begin testing an employee based model for certain domestic clients that are requiring the Company to use employees as its Field Specialists. The Company expects that using employees as its Field Specialists will cost substantially more than using independent contractors for the same services. See Item 13 – Certain Relationships and Related Transactions and Director Independence - Domestic Related Party Services, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below.

As of December 31, 2016, the Company's International Division's labor force consisted of approximately 925 people. There were 882 full-time and 43 part-time employees engaged locally by our foreign subsidiaries in their respective international operations. The International Division's field force consisted of approximately 9,900 Field Specialists engaged locally by our foreign subsidiaries in their respective international operations, some of whom are provided by affiliates of the applicable Local Investor or joint venture subsidiary management. See Item 13 – Certain Relationships and Related Transactions and Director Independence - International Related Party Services, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - International Related Party Services, below.

Item 1A. Risk Factors

Investing in SGRP's common stock ("SGRP Common Stock") involves a high degree of risk and is subject to an number of risks, uncertainties, cautions, circumstances and other factors ("Risks") that could cause the Company's actual results to differ materially from those projected or otherwise expected in any forward-looking statements or other information (see Forward-Looking Statements immediately preceding Part I, above).

The following are some of the important Risks faced by the Company, but they are not all of the Risks facing the Company. Those Risks listed below are in addition to the Risks and other information contained elsewhere in this Annual Report, the Proxy Statement and the Company's other SEC Reports, and all of them should be carefully considered in evaluating the Company and its business. If any of those Risks occurs or becomes more significant (in whole or in part), or if any presently unknown Risk occurs, it could materially and adversely affect the results, actions, levels of activity, performance, achievements or condition of the Company (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition).

You should carefully review and consider the following Risks as well as those made, contained or noted in or incorporated by reference into this Annual Report, the Proxy Statement or other applicable SEC Report, but you should not place undue reliance on any of them. All forward-looking statements and other information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all such Risks.

Those Risks reflect our expectations, views and assumptions only as of the date of this Annual Report, and the Company does not intend, assume any obligation, or promise to publicly update or revise any such Risk or information (in whole or in part), whether as a result of new information, new or worsening Risks or uncertainties, changed circumstances, future events, recognition, or otherwise.

Dependence on Largest Customer and Large Retail Chains

As discussed above in Company's Customer Base, the Company currently does not have a significant customer concentration. However, there can be no assurance that the Company will be able to obtain new business, renew existing client contracts at the same or higher levels of pricing or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. In addition, consolidation by the Company's clients in the industries it serves could result in our losing business if the combined entity chooses a different provider. The loss of any of its customers, the loss of the ability to provide merchandising and marketing services in those chains, or the failure to attract new large clients could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Dependence on Trend Towards Outsourcing

The business and growth of the Company depends in large part on the continued trend toward outsourcing of merchandising and marketing services, which the Company believes has resulted from the consolidation of retailers and manufacturers, as well as the desire to seek outsourcing specialists to reduce fixed operation expenses and concentrate internal staff on customer service and sales. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the retail, manufacturing or business services industry not to use, or to reduce the use of, outsourced marketing services such as those provided by the Company, could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Dependence on Retailers with Physical Stores

Retailers with physical store locations are facing increasing consolidation and competition from virtual stores on the internet. Some retailers with physical stores have failed, others are struggling, and others are merging in this highly competitive environment. Although the Company's merchandising services help physical retailers in successfully competing against virtual online stores, and the Company provides assembly and other services utilized by online retailers, the Company's business and growth depends in large part on the continuing need for in-store merchandising of products and the continuing success of retailers with physical store locations. There can be no assurance that the in-store merchandising of products will increase or even continue at current levels or that retailers with physical store locations will continue to compete successfully in those stores, and some retailers are shifting their sales focus to their virtual online stores. A significant decrease in such need for in-store merchandising or success of such physical stores could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Failure to Successfully Compete

The merchandising and marketing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal merchandising and marketing operations of its existing and prospective clients; (iii) independent brokers; and (iv) smaller regional providers. Remaining competitive in the highly competitive merchandising and marketing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to successfully compete, it could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

If certain competitors were to combine into integrated merchandising and marketing services companies, or additional merchandising and marketing service companies were to enter into this market, or existing participants in this industry were to become more competitive, it could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks of Losses and Financial Covenant Violations

In the past, the Company occasionally suffered operating losses.  As a result of those losses and related effects, the Company had repeated technical violations of certain covenants in the Company's prior domestic credit facility, which its lender periodically waived for fees rather than permanently resetting them to realistically achievable levels.  However, the Company changed its domestic lenders in July 2010 and entered into a new credit facility with financial covenants that the Company then believed were more realistic and thus less likely to require waivers.  Since then, however, certain one-time charges and adverse operating results during 2016 have resulted in the Company being in default of its fixed charge coverage ratio during the first and third quarters and for the year ended December 31, 2016. The Company has successfully sought and received the requisite waivers for these defaults. The Company was in compliance of all its new domestic lender's bank covenants in 2015.  See Note 4 to the Company's Consolidated Financial Statements - Credit Facilities - Sterling Credit Facility, and Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

There can be no assurances that in the future the Company will be profitable, will not violate covenants of its current or future credit facilities, its lenders will waive any violations of such covenants, the Company will continue to have adequate lines of credit, or will continue to have sufficient availability under its lines of credit. Accordingly, marginal profitability by the Company, as well as any failure to maintain sufficient availability or lines of credit from the Company's lenders, could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Variability of Operating Results and Uncertainty in Client Revenue

The Company has experienced and, in the future, may experience fluctuations in quarterly operating results. Factors that may cause the Company's quarterly operating results to vary from time to time and may result in reduced revenue and profits include: (i) the number of active client projects; (ii) seasonality of client products; (iii) client delays, changes and cancellations in projects; (iv) staffing requirements, indemnifications, risk allocations, primary insurance coverages, intellectual property claims, and other contractual provisions and concessions demanded by clients that are unilateral, overreaching and unreasonable and very time consuming to review and attempt to negotiate; (v) the timing requirements of client projects; (vi) the completion of major client projects; (vii) the timing of new engagements; (viii) the timing of personnel cost increases; and (ix) the loss of major clients. In addition, the Company is subject to revenue or profit uncertainties resulting from factors such as unprofitable client work (see below) and the failure of clients to pay. The Company attempts to mitigate these risks by dealing primarily with large credit-worthy clients, by entering into written or oral agreements with its clients and by using project budgeting systems. These revenue fluctuations could materially and adversely affect the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks of Unprofitable Services

The Company has agreed, and in the future may agree, from time to time to perform services for its client that become or turn out to be unprofitable even though the Company expected to make a profit when agreeing to perform them. The Company's services for a particular client or project may be or become unprofitable due to mistakes or changes in circumstance, including (without limitation) any (i) mistake or omission made in investigating, evaluating or understanding any relevant circumstance, requirement or request of the Company's client or any aspect of the prospective services or their inherent problems, (ii) mistake made in pricing, planning or performing the prospective service, (iii) service non-performance, or free re-performance, (iv) change in cost, personnel, regulation or other performance circumstance, or (v) costs of settling or defending overreaching or unreasonable indemnifications, risk allocations, primary insurance coverages, intellectual property claims, or other contractual provisions or concessions. Unprofitable services could reduce the Company's net revenues and, if material in gross amount or degree of unprofitability, could materially and adversely affect the Company or its actual, expected, performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Failure to Develop New Services

A key element of the Company's growth strategy is the development and sale of new services. While several new services are under current development, there can be no assurance that the Company will be able to successfully develop and market new services. The Company's inability or failure to devise useful merchandising or marketing services or to complete the development or implementation of a particular service for use on a large scale, or the failure of such services to achieve market acceptance, could adversely affect the Company's ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected and could limit the Company's ability to significantly increase its revenues and profits.

Return Risks on Software Capital Expenditures

The Company has made and will continue to make significant investments in improving its existing Global Technology Systems and developing new software, applications and systems, which is a complex and lengthy process and totaled $1.3 million both in 2016 and 2015 for capitalized software improvement and development. The Company may not be able to charge its clients for improvements or otherwise recover its costs, and new developments may never become marketable, chargeable or profitable. However, a failure to improve its existing Global Technology Systems or develop new software, applications or systems could result in a loss of clients.

The failure by the Company to successfully improve its existing Global Technology Systems or develop new software, applications or systems (including unrecovered development costs or client attrition) could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Inability to Identify, Acquire and Successfully Integrate Acquisitions

Another key component of the Company's growth strategy is the acquisition of businesses across the United States and worldwide that offer similar merchandising or marketing services. The successful implementation of this strategy depends upon the Company's ability to identify suitable acquisition candidates, acquire such businesses on acceptable terms, finance the acquisition and consolidate and integrate their operations successfully with those of the Company. There can be no assurance that such candidates will be available or, if such candidates are available, that the price will be attractive or that the Company will be able to identify, acquire, finance, consolidate or integrate such businesses successfully. In addition, in pursuing such acquisition opportunities, the Company may compete with other entities with similar growth strategies; these competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices of acquisition targets and/or a diminished pool of companies available for acquisition.

The successful integration of these acquisitions also may involve a number of additional risks, including: (i) the inability to retain the clients of the acquired business; (ii) the lingering effects of poor client relations or service performance by the acquired business, which also may taint the Company's existing businesses; (iii) the inability to retain over the long term the desirable management, key personnel and other employees of the acquired business; (iv) the inability to fully realize the desired efficiencies and economies of scale; (v) the inability to establish, implement or police the Company's existing standards, controls, procedures and policies on the acquired business; (vi) diversion of management attention; and (vii) exposure to client, employee and other legal claims for activities of the acquired business prior to acquisition. In addition, any acquired business could perform significantly worse than expected.

The inability to identify, acquire, finance and successfully integrate such merchandising or marketing services business could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Uncertainty of Financing for, and Dilution Resulting from, Future Acquisitions

The timing, size and success of acquisition efforts and any associated capital commitments cannot be readily predicted. Future acquisitions may be financed by issuing shares of the SGRP Common Stock, cash, or a combination of SGRP Common Stock and cash. If the SGRP Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the sale of their businesses, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for its acquisitions on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Reliance on the Internet and Third Party Vendors

The Company relies on its Global Technology Systems for (among other things) the scheduling, tracking, coordination and reporting of its merchandising and marketing services. In addition to proprietary software and applications of the Company, the Global Technology System uses and relies upon software (including operating system, office, exchange, data base and server programs) licensed and hardware purchased or leased from third parties and Internet and telecommunication services provided by third parties, which third party software, hardware and Internet and telecommunication services may not continue to be available at all or (if available) at reasonable prices or on commercially reasonable terms. Any defect, error or other performance failure in such third-party software, hardware or service also could result in a defect, error or performance failure in our client services. Systems can experience excess traffic and related inefficiencies, from increased demand or otherwise, as well as increased attacks by hackers and other saboteurs. To the extent that systems experience increased demands on current capacity and for additional capacity from (among other things) an increase in the numbers of users, frequency or duration of use, bandwidth requirements of software, applications and users (including the increasing demand from the Company's clients for data-intensive as-serviced pictures from the Field Specialists), or Internet attacks, there can be no assurance that the Company's technological systems and third party software, hardware and Internet and telecommunication providers will continue to be able to support the demands placed on them by such increase demand or negative events.

The Company relies on third-party vendors to provide its Internet and telecommunication network access and other services used in its business, and the Company has no control over such third-party providers. Additionally, a cybersecurity breach that results in unauthorized access to sensitive consumer or corporate information contained in these systems may adversely affect the Company's reputation and lead to claims against it. Such claims could include identity theft or other similar fraud-related claims. Any system failure, accident or security breach could result in disruptions to the Company's operations. To the extent that any disruption or security breach results in a loss or damage to the Company's data, or in inappropriate disclosure of confidential information, it could cause significant damage to its reputation, affect its relationships with its customers, lead to claims against it and ultimately harm its business. In addition, the Company may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Any such software, hardware or service unavailability or unreasonable pricing or terms, defect, error or other performance failure in such third-party software, hardware or service, increased capacity demands, disruption in services, security breach or protective measures could increase the Company's costs of operation and reduce its efficiency and performance, which could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Economic and Retail Uncertainty

The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism on consumer and business behavior, make it difficult for the Company, its vendors and its clients to accurately forecast and plan future business activities. Substantially all of the Company's key clients are either retailers or those seeking to do product merchandising at retailers. Should the retail industry experience a significant economic downturn, the resultant reduction in product sales could significantly decrease the Company's revenues. The Company also has risks associated with its clients changing their business plans and/or reducing their marketing budgets in response to economic conditions, which could also significantly decrease the Company's revenues. Such revenue decreases could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Associated with Furniture and Other Related Assembly Services

The Company's technicians assemble furniture and other products in the homes and offices of customers.  Working at a customer's home or office could give rise to claims against the Company for errors, omissions or misconduct by those technicians, including (without limitation) harassment, personal injury, death, damage to or theft of customer property, or other civil or criminal misconduct by such technicians.  Claims also could be made against the Company as a result of its involvement in such assembly services due to (among other things) product assembly errors and omissions, product defects, deficiencies, breakdowns or collapse, products that are not merchantable or fit for their particular purpose, products that do not conform to published specifications or satisfy customer expectations, or products that cause personal injury, death or property damage, in each case whether actual, alleged or perceived by customers, and irrespective of how much time may have passed since such assembly.  If such claims are asserted and adversely determined against the Company, then to the extent such claims are not covered by indemnification from the product's seller or manufacturer or by insurance, they could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Associated with Audit Services

The auditing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal auditing operations of its existing and prospective clients; and (iii) smaller regional providers. Remaining competitive in the highly competitive auditing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to successfully compete, it could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors

The success of the Company's domestic business is dependent upon the successful execution and administration of its field services by its domestic affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"). SBS provides substantially all of the field merchandising, auditing, assembly and other specialty personnel utilized in the Company's domestic business and SAS provides substantially all of the field administration services for the Company's domestic business. In the past, another affiliated company, National Retail Source, LLC ("NRS"), had provided, and in the future could again provide, substantially all of the field merchandising services used by National Merchandising Services, LLC ("NMS"), which is a subsidiary of SGRP and part of the Company. As of December 2015, NMS no longer used NRS and instead uses field merchandising services from a non-affiliated third-party provider.

SBS, SAS, NRS (to the extent it resumes providing services), and certain service providers to the Company's foreign joint venture subsidiaries are affiliates of the Company and engaged in related party transactions with the Company, but none of those service providers is a subsidiary of or controlled by the Company and none of them are included in the Company's consolidated financial statements.

The Company executes the services it provides to its domestic clients through independent field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), almost all of whom are independent contractors. The Company believes that its business model of executing its services through independent contractors provided by others is inherently less costly than doing so with employees, both under applicable tax and employment laws and otherwise. Substantially all of the Company's Field Specialists are engaged and provided as independent contractors by SBS. The Company administers those services through local and regional administrators, substantially all of whom are employed and provided by SAS. For contractual details and payment amounts, see Item 13 – Certain Relationships and Related Transactions, and Director Independence – Domestic Related Party Services, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, below.

The Company has determined that the rates charged by SBS and SAS for their services are slightly favorable to the Company when compared to other possible non-affiliated providers. SBS has independently advised the Company that those favorable rates are dependent (at least in part) on its ability to continue to use independent contractors as their Field Specialists, that those independent Field Specialists generally provide greater flexibility and performance quality at lower total costs as a result of their business independence and initiative, that it has an agreement with each Field Specialist clearly confirming his, her or its status as an independent contractor, and that SBS believes that it complies with applicable independent contractor requirements for the individuals and companies it retains as Field Specialists.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others. SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in 2016 and 2015 (in the amounts of $736,000 and $573,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment, settlement, or related tax, penalty, or interest in any legal challenge or other proceeding, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there are no assurances that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any judgment against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business. Current material proceedings against SBS are described in Item 3 - Legal Proceedings, Item 13 – Certain Relationships and Related Transactions, and Director Independence – Domestic Related Party Services, Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies - Legal Matters, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, below. See also Potential Conflicts in Services Provided by Affiliates and Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, in these Risk Factors, below.

The Company is reevaluating its business model of using independent contractor Field Specialists provided by others in light of changing client requirements and regulatory environments and intends to begin testing an employee based model for certain domestic clients that are requiring the Company to use employees as its Field Specialists. The Company expects that using employees as its Field Specialists will cost substantially more than using independent contractors for the same services.

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company), any claim by SBS, SAS, any related party or any third party that the Company is somehow liable for any judgment against SBS or SAS, any judicial determination that the Company is somehow liable for any judgment against SBS or SAS (in whole or in part), any decrease in SBS's or SAS’s performance (quality or otherwise), any inability by SBS or SAS to execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Potential Conflicts in Services Provided by Affiliates

SBS provides substantially all of the field merchandising, auditing, assembly and other specialty personnel utilized in the Company's domestic business and SAS provides substantially all of the field administration services for the Company's domestic business. See Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors in this Part IA - Risk Factors, above. SBS and SAS are affiliates of the Company but neither of them is a subsidiary of or controlled by the Company and neither of them are included in the Company's consolidated financial statements. SBS is owned by Mr. Robert G. Brown, founder, director, Chairman and a significant stockholder of the Company, and Mr. William H. Bartels, founder, director, Vice Chairman and a significant stockholder of the Company. SAS is owned by Mr. Bartels and certain relatives of Mr. Brown (each of whom are considered affiliates of the Company for related party purposes). Mr. Brown and Mr. Bartels are also stockholders, directors and executive officers of various other affiliates of SGRP.

In the event of any dispute in the business relationships between the Company and either or both of SBS or SAS, it is possible that Messrs. Brown or Bartels may have one or more conflicts of interest with respect to those relationships and could cause SBS and/or SAS to cease or reduce work for the Company, to renegotiate or cancel their arrangement with the Company or otherwise act in a way that is not in the Company's best interests. To a lesser extent, similar conflicts and events could arise with respect to the Company's contracts with affiliates in South Africa, Mexico, Brazil and Turkey. See Item 1A - Risk Factors -Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, above, and Item 1A - Risk Factors - Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Risks of Having Material Local Investors in International and Domestic Subsidiaries, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions, below.

The Company's relationship with SBS has been contentious over the last two years as the parties have tried to negotiate a new field services agreement and failed to agree on the descriptions and extent of and approval processes (if any) for reimbursable expenses. The Company's relationship with SAS has been generally good. The services provided by SBS and SAS to the Company in the United States are material and there are no assurances that the Company could (if necessary under the circumstances) replace the field merchandising specialists and management currently provided by SBS and SAS, respectively, in sufficient time to perform its client obligations or at such favorable rates in the event either or both of SBS or SAS no longer performed those services. Any cancellation, other nonperformance or material pricing increase under the Company's arrangements with SAS or SBS could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

Risks of Illiquidity in SGRP Common Stock

The market price of SGRP Common Stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2016, the sale price of SGRP Common Stock fluctuated from $0.85 to $1.60 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

●

the relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's co-founders (as noted below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price;

●

the substantial beneficial ownership of the Company's voting stock and potential control by Mr. Robert G. Brown and Mr. William H. Bartels, who are the Company's co-founders and directors and Officers of the Company; Mr. Brown beneficially owns approximately 33.65% (or 6.9 million shares) of the SGRP Common Stock, and Mr. Bartels beneficially owns approximately 25.58% (or 5.3 million shares) of the SGRP Common Stock, which amounts were calculated using their individual beneficial ownerships and the total outstanding ownership (20.6 million shares) of the SGRP Common Stock on a non-diluted basis at December 31, 2016. This means that together they beneficially own a total of approximately 59.22% (or 12.2 million shares) of the SGRP Common Stock (see Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, below);

●	the periodic potential risk of the delisting of SGRP Common Stock from trading on Nasdaq (as described below);

●

any announcement, estimate or disclosure by the Company, or any projection or other claim or pronouncement by any of the Company's competitors or any financial analyst, commentator, blogger or other person, respecting (i) any new service created or improved, significant contract, business acquisition or relationship, or other publicized development by the Company or any of its competitors, or (ii) any change, fluctuation or other development in the Company's actual, estimated or desired affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition or in those of any of the Company's competitors, in each case irrespective of accuracy or validity and whether or not adverse or material; and

●

the general volatility of stock markets, consumer and investor confidence and the economy generally (which often affect the prices of stock issued by the Company and many others without regard to financial results or condition).

If the Company issues (other than at fair market value for cash) or the Company's co-founders sell a large number of shares of SGRP Common Stock, or if the market perceives such an issuance or sale is likely or imminent, the market price of SGRP Common Stock could decline and that decline could be significant.

The Company also has repurchased SGRP Common Stock from time to time, and currently has in place a Repurchase Program (as defined and described in Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, below). Those repurchases could adversely affect the market liquidity of the SGRP Common Stock.

In addition, the volatility in the market price of SGRP Common Stock could lead to class action securities litigation that (however unjustified) could in turn impose substantial costs on the Company, divert management's attention and resources and harm the Company's stock price, the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels are directors, officers (Chairman and Vice-Chairman, respectively) and significant stockholders of the Company. Mr. Brown beneficially owns approximately 33.65% (or 6.9 million shares of the SGRP Common Stock); and Mr. Bartels beneficially owns approximately 25.58% (or 5.3 million shares) of the SGRP Common Stock; which amounts were calculated using their individual beneficial ownerships and the total outstanding ownership (20.6 million shares) of the SGRP Common Stock on a non-diluted basis at December 31, 2016. This means that together Mr. Brown and Mr. Bartels beneficially own a total of approximately 59.22% (or 12.2 million shares) of the SGRP Common Stock and have, should they choose to act together, and under certain circumstances Mr. Brown acting alone may have, the ability to control the election or removal of directors, the approval or disapproval of acquisitions, mergers, conflicts of interest and all other matters that must be approved by the Company's stockholders. In any event, Mr. Brown and Mr. Bartels continue to have significant influence over the Company's business and operations and the outcome of the Company's corporate operations, acquisitions and other actions, including those involving stockholder approvals. The interests of any significant stockholder may be different from time to time from, and potentially in conflict with, the interests of other stockholders, and ownership concentration could cause, delay or prevent a change in the Company's control or otherwise discourage the Company's potential acquisition by another person, any of which could cause the market price of the SGRP Common Stock to decline and that decline could be significant.

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

Risks of a Nasdaq Delisting and Penny Stock Trading

There can be no assurance that the Company will be able to comply in the future with Nasdaq's Bid Price Rule (requiring a minimum bid price of $1.00/share), independent director rules (requiring that independent directors be a majority of the SGRP Board of Directors and the only members of its Audit, Compensation and Governance Committees) or other continued listing requirements. If the Company fails to satisfy the applicable continued listing requirement and continues to be in non-compliance after notice and the applicable grace period ends (which is six months in the case of the Bid Price Rule), Nasdaq may commence delisting procedures against the Company (during which the Company will have additional time of up to six months to appeal and correct its non-compliance). If the SGRP Common Stock shares were ultimately delisted by Nasdaq, the market liquidity of the SGRP Common Stock could be adversely affected and its market price could decrease, even though such shares may continue to be traded "over the counter", due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting.

In addition to the foregoing, if the SGRP Common Stock is delisted from Nasdaq and is traded on the over-the-counter market, the application of the "penny stock" rules could adversely affect the market price of the SGRP Common Stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a "penny stock" as any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions. If the SGRP Common Stock is delisted from Nasdaq and is traded on the over-the-counter market at a price of less than $5.00 per share, the SGRP Common Stock would be considered a penny stock. Unless otherwise exempted, the SEC's penny stock rules require a broker-dealer, before a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stock and the risks in the penny stock market, the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. Further, prior to a transaction in a penny stock occurs, the penny stock rules require the broker-dealer to provide a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's agreement to the transaction. If applicable in the future, the penny stock rules may restrict the ability of brokers-dealers to sell the SGRP Common Stock and may affect the ability of investors to sell their shares, until the SGRP Common Stock is no longer a penny stock.

Risk of Failure to Maintain Effective Internal Controls

Establishing and maintaining effective internal control over financial reporting and disclosures are necessary for the Company to provide reliable financial and other reporting in accordance with accounting principles generally accepted and applicable securities and other law in the United States. Because of its inherent limitations, internal controls over financial and other reporting are not intended to provide absolute assurance that the Company could prevent or detect a misstatement of its financial statements or other reports or fraud. Any failure to maintain an effective system of internal control over financial and disclosure reporting could limit the Company's ability to report its financial results and file its other reports accurately and timely or to detect and prevent fraud. A significant financial or disclosure reporting failure or material weakness in internal control over financial or other reporting could cause a loss of investor confidence and decline in the market price of the SGRP Common Stock.

Risks of Having Material Local Investors in International and Domestic Subsidiaries

The Company's international model is to join forces with Local Investors (as defined below) having merchandising service expertise and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business. The Company also has begun to use this model in the United States (see Item 1 – Business - The Company's Domestic and International Segments, above). As a result, each of the Company's international subsidiaries (other than Canada and Japan) and NMS domestically is owned in material part by an entity in the local country where the international or domestic subsidiary resides and that entity is not otherwise affiliated with the Company (e.g., the "Local Investor"). The agreements between the Company and the Local Investor in the respective international or domestic subsidiaries specify, among other things, the equity, programming and support services the Company is required to provide and the equity, credit support, certain services and management support that the Local Investor is required to provide to the international or domestic subsidiary. Certain of those subsidiaries also may be procuring field merchandising execution through affiliates of the applicable Local Investors. The Local Investors also may wish to conduct the subsidiary's business differently than desired by the Company. In the event of any disagreement or other dispute in the business relationships between the Company and Local Investor, it is possible that the Local Investor may have one or more conflicts of interest with respect to the relationship and could cause the applicable international or domestic subsidiary to operate or otherwise act in a way that is not in the Company's instructions or best interests.

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

There can be no assurance that the Company could (if necessary under the circumstances) successfully enforce its legal remedies and stop a Local Investor's principals from leaving the local subsidiary and establishing a competing business, replace equity, credit support, management, field merchandiser and other services currently provided by any Local Investor in sufficient time to perform its client obligations or that the Company could provide these services and or equity in the event the Local Stockholder was to sell its stock or reduce any support to the Company's subsidiary in the applicable country. Any cancellation, other nonperformance or material change under the subsidiary agreements with Local Investors could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Associated with International and Domestic Subsidiaries

While the Company endeavors to limit its exposure for claims and losses in any international or domestic consolidated subsidiary through contractual provisions, insurance and use of single purpose entities for such ventures, there can be no assurance that the Company will not be held liable for the claims against and losses of a particular international or domestic consolidated subsidiary under applicable local law or local interpretation of any subsidiary agreements or insurance provisions. If any such claims and losses should occur, be material in amount and be successfully asserted against the Company, such claims and losses could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Associated with Foreign Currency

The Company also has foreign currency exposure associated with its international subsidiaries. In 2016, these foreign currency exposures were primarily concentrated in the Mexican Peso, South African Rand, Chinese Yuan, Japanese Yen, Indian Rupee, Canadian Dollar, and Brazilian Real.

Risks Associated with International Business

The Company's expansion strategy includes expansion into various countries around the world. While the Company endeavors to limit its exposure by entering only countries where the political, social and economic environments are conducive to doing business, there can be no assurances that the respective business environments will remain favorable. In the future, the Company's international operations and sales may be affected by the following risks, which may adversely affect United States companies doing business in foreign countries:

•	Political and economic risks, including terrorist attacks and political instability;
•	Various forms of protectionist trade legislation that currently exist or have been proposed;
•	Expenses associated with customizing services and technology;
•	Local laws and business practices that favor local competition;
•	Dependence on local vendors and potential for undisclosed related party transactions;
•	Multiple, conflicting and changing governmental laws, regulations and enforcement;
•	Potentially adverse tax and employment law consequences;
•	Local accounting principles, practices and procedures;
•

Local legal principles, practices and procedures, local contract review and negotiation, and limited familiarity with contract issues (excessive warranties, extra-territoriality, sweeping intellectual property claims and the like);

•

Limited familiarity or an unwillingness to comply with, or wrongly believing the inapplicability of, generally accepted accounting principles in the USA ("GAAP"), applicable corporate controls and policies of the Company (including its Ethics Code), or applicable law in the USA (including Nasdaq rules, securities laws, anti-terrorism law, Sarbanes Oxley and the Foreign Corrupt Practices Act);

•	Foreign currency exchange rate fluctuations and limits on the export of funds;
•	Substantial communication barriers, including those arising from language, culture, custom and time zones; and
•	Supervisory challenges arising from agreements, distance, physical absences and such communication barriers.

If any developments should occur with respect to any of those international risks and materially and adversely affect the Company's applicable international subsidiary, such developments could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. The Company leases certain office space and storage facilities for its corporate headquarters, divisions and subsidiaries under various operating leases, which expire at various dates during the next six years. These leases generally require the Company to pay rents at market rates, subject to periodic adjustments, plus other charges, including utilities, real estate taxes and common area maintenance. The Company believes its relationships with its landlords to be generally good. However, as these leased facilities generally are used for offices and storage, the Company believes that other leased spaces could be readily found and utilized on similar terms should the need arise.

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

The following is a list of the headquarter locations for the Company and its international subsidiaries:

DOMESTIC:
White Plains, NY (Corporate Headquarters)
Auburn Hills, MI East Greenbush, New York Fayetteville, Georgia

INTERNATIONAL:
Vaughan, Ontario, Canada	Tokyo, Japan	Durban, South Africa
New Delhi, India	Melbourne, Australia	Mexico City, Mexico
Shanghai, China	Istanbul, Turkey	Sao Paolo, Brazil

Item 3. Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its estimated or desired affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

The Company executes the services it provides to its domestic clients through independent field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), almost all of whom are independent contractors. Substantially all of the Company's Field Specialists are engaged and provided as independent contractors by SBS. For contractual details and payment amounts, see Item 13 – Certain Relationships and Related Transactions, and Director Independence– Domestic Related Party Services, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, below.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in 2016 and 2015 (in the amounts of $736,000 and $573,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment, settlement, or related tax, penalty, or interest in any legal challenge or other proceeding, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there are no assurances that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any judgment against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California, in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified as independent contractors at any time between July 16, 2008, and June 30, 2014. Ms. Clothier alleged that she and other class members were misclassified as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of California minimum wage, overtime, and meal break laws. The Company was subsequently dismissed from the action without prejudice. The court ordered that the case be heard in two phases. Phase one was limited to the determination of whether members of the class were misclassified as independent contractors. After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees. The parties have now moved into phase two to determine damages (if any). No trial date for phase two has been set and the parties are currently engaged in discovery as to the measure of damages in this case. SBS has advised the Company that SBS will appeal the adverse phase one determination when permitted under the court's rules.

SBS Rodgers Litigation

Maceo Rodgers and Lee McClung were engaged by and provided services to SBS pursuant to the terms of their respective "Master Agreements" with SBS acknowledging their engagement as independent contractors. On February 21, 2014, Rodgers and McClung filed suit against SBS, Robert G. Brown and William H. Bartels, styled Civil Action No. 3:14-CV-00055, in the U.S. District Court for the Southern District of Texas (Galveston Division). Plaintiffs asserted claims on behalf of themselves and an alleged class of similarly situated individuals who provided services to SBS as independent contractors at any time on or after July 15, 2012, claiming they all were misclassified as independent contractors and that, as a result of this misclassification, the Defendants improperly underpaid them in violation of the Fair Labor Standards Act's overtime and minimum wage provisions. Although the Court conditionally certified the class on December 8, 2015, only 61 individuals joined the action as opt-in plaintiffs, and all but 11 of them have potentially disqualifying arbitration provisions, residences outside the class's geographic area, or late opt-in filings, and are being challenged by the Defendants in various pending motions, including a motion to decertify the class.

SBS and SGRP Hogan Litigation

Paradise Hogan was engaged by and provided services to SBS as an independent contractor pursuant to the terms of an "Independent Contractor Master Agreement" with SBS acknowledging his engagement as an independent contractor. On January 6, 2017, Hogan filed suit against SBS and SPAR Group, Inc. ("SGRP" and part of the Company), styled Civil Action No. 1:17-cv-10024-LTS, in the U.S. District Court for District of Massachusetts. Hogan asserts claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS and SGRP as independent contractors. Hogan alleges that he and other alleged class members were misclassified as independent contractors, and as a result of this purported misclassification, Hogan asserts claims on behalf of himself and the alleged Massachusetts class members under the Massachusetts Wage Act and Minimum Wage Law for failure to pay overtime and minimum wages, as well as state law claims for breach of contract, unjust enrichment, quantum meruit, and breach of the covenant of good faith and fair dealing. In addition, Hogan asserts claims on behalf of himself and the nationwide class for violation of the Fair Labor Standards Act's overtime and minimum wage provisions. Defendants have moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted.

SBS and SGRP Litigation Generally

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses that SBS may charge to and that may be paid by the Company), any claim by SBS, SAS or any third party that the Company is somehow liable for any judgment against SBS or SAS, any judicial determination that the Company is somehow liable for any judgment against SBS or SAS (in whole or in part), any decrease in SBS's or SAS’s performance (quality or otherwise), any inability by SBS or SAS to execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected. See Item 1A - Risk Factors – Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Potential Conflicts in Services Provided by Affiliates, and Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, above, and Item 13 – Certain Relationships and Related Transactions, and Director Independence – Domestic Related Party Services, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, below.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally

SGRP's certificate of incorporation authorizes it to issue 47,000,000 shares of common stock with a par value of $0.01 per share (the "SGRP Common Stock"), which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP". On December 31, 2016, there were 20,642,840 shares of SGRP Common Stock issued and outstanding in the aggregate (which does not include Treasury Shares); and there were 7,038,038 shares (or approximately 34%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate on a non-diluted basis (i.e., SGRP's public float). See Item IA - Risk Factors - Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, above, and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below.

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as SGRP's Board of Directors may establish in its discretion from time to time. SGRP has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series A Preferred Stock (the "Series A Preferred Stock"), which preferred shares have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. 554,402 shares of Series A preferred stock were previously issued, reacquired and retired. After such retirement, 2,445,598 shares of Series A Preferred Stock remain authorized and available for issuance. At December 31, 2016, no shares of Series A Preferred Stock were issued and outstanding. SGRP can change or cancel the authorized Series A Preferred Stock, and to the extent it reduces such authorization without issuance, it can create other series of Preferred Stock with potentially different dividends, preferences and other terms. The holders of SGRP Common Stock and Series A Preferred Stock vote together for directors and other matters, other than matters pertaining only to the Series A Preferred Stock (such as amending SGRP's Certificate of Designation of Series A Preferred Stock) where only the holders of the Series A Preferred Stock are entitled to vote.

Market Information

SGRP's Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP". As of March 31, 2017, there were approximately 155 stockholders of record.

The following table sets forth the reported high and low sales prices of SGRP Common Stock for the quarters indicated as reported on the Nasdaq Capital Market.

	2016		2015
	High	Low	High	Low
First Quarter	$1.22	$0.92	$1.70	$1.35
Second Quarter	1.10	0.90	1.57	1.21
Third Quarter	1.60	0.85	2.23	1.03
Fourth Quarter	1.09	0.95	1.55	0.90

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

Equity Compensation

Information regarding the Company's equity compensation plans may be found in Item 12 of this Annual Report, which is hereby incorporated by reference.

Share Repurchase Program

The Company's 2012 Stock Repurchase Program (the "Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on August 8, 2012, and ratified on November 8, 2012.  Under the Repurchase Program, SGRP may repurchase shares of SGRP Common Stock through August 8, 2015, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  On May 11, 2015, SGRP's Audit Committee approved and its Board of Directors adopted the 2015 Stock Repurchase Program extending the Repurchase Program until May 31, 2018, allowing a total of 532,235 shares of SGRP Common Stock to be repurchased. SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). As of December 31, 2016, the Company had 110,865 shares remaining to be purchased under the Repurchase Program.

SGRP Common Stock Issuances

SGRP did not issue any new SGRP Common Stock during 2015 or 2016. The Company used treasury shares of SGRP Common Stock during 2015 or 2016 for its existing registered stock compensation, stock purchase and profit-sharing plans (See Note 11 to the Company's Consolidated Financial Statements– Stock Based Compensation Plans).

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made or respecting by SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"). See FORWARD-LOOKING STATEMENTS preceding Part I, above. There also are "forward-looking statements" contained elsewhere in this Annual Report, the Proxy Statement, and the other applicable SEC Reports filed with the SEC from time to time under the Securities Act, the Exchange Act and other Securities Laws (as all such terms are defined in FORWARD-LOOKING STATEMENTS, preceding Part I, above).

All forward-looking statements and other information attributable to the Company or persons acting on its behalf are expressly subject to and qualified by all of the risks, uncertainties, cautions, circumstances and other factors ("Risks") facing the Company, including the Risks and other information described in Item IA - Risk Factors, above, or elsewhere in this Annual Report, the Proxy Statement or any other applicable SEC Report.

The Company does not intend, assume any obligation, or promise to publicly update or revise any such forward-looking statement, Risk or information (in whole or in part), whether as a result of new information, new or worsening Risks or uncertainties, changed circumstances, future events, recognition, or otherwise.

Overview

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandise, office supply, grocery, drug, dollar, home improvement, independent, convenience and electronics stores, as well as providing furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its merchandising predecessors were formed in 1985 and research predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May 2001. Today the Company operates in 10 countries that encompass approximately 50% of the total world population through operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

Critical Accounting Policies & Estimates

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 2 to the Company's Consolidated Financial Statements - Summary of Significant Accounting Policies. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, asset impairment recognition, consolidation of subsidiaries and other companies. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Five of the Company's critical accounting policies are impairment of long-lived assets, consolidation of subsidiaries, revenue recognition, allowance for doubtful accounts, and internal use software development costs.

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

Accounting for Joint Venture Subsidiaries

For the Company's less than wholly owned joint venture subsidiaries, the Company first analyzes to determine if a joint venture subsidiary is a variable interest entity (a "VIE") in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that potentially could be significant to the owning entity. Variable interests are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE's net assets. The Company routinely re-assesses at each level of the joint venture subsidiary whether the entity is (i) a VIE, and (ii) if so, whether the Company is the primary beneficiary of the VIE. If it was determined that an entity in which the Company holds an interest qualified as a VIE and the Company was the primary beneficiary, it would be consolidated.

The Company has analyzed each of its joint venture subsidiaries to determine whether it is a VIE. The Company owns 51% of the equity interest in these subsidiaries, the other 49% is owned by local unrelated third parties, and the joint venture agreements with those third parties generally provide each venturer with effectively the same approval and veto rights (other than in Brazil and China). Based on these and other factors, the Company has determined that each joint venture subsidiary is a VIE and that Company is the primary beneficiary. Accordingly, the Company consolidates each joint venture subsidiary under the VIE rules and reflects the 49% interests of the local third party owners in the consolidated financial statements as non-controlling interests. The Company records these non-controlling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments' net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

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

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $288,000 and $542,000 at December 31, 2016, and 2015, respectively. Bad debt expense was $347,000 and $388,000 for the years ended December 31, 2016 and 2015, respectively.

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

The Company capitalized approximately $1.3 million of costs related to software developed for internal use in both 2016 and 2015, and recognized approximately $1.2 million and $1.0 million of amortization of capitalized software for the years ended December 31, 2016 and 2015, respectively.

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (dollars in millions).

	Year Ended December 31,
	2016	%	2015	%
Net revenues	$134.3	100.0%	$119.3	100.0%
Cost of revenues	104.8	78.0	90.0	75.5
Selling, general & administrative expense	25.2	18.8	24.1	20.2
Depreciation & amortization	2.1	1.6	1.9	1.6
Interest expense, net	0.1	0.1	0.2	0.2
Other (income), net	(0.1)	(0.1)	(0.2)	(0.2)
Income before income taxes	2.2	1.6	3.3	2.7
Income tax expense	0.4	0.3	0.8	0.7
Net income	1.8	1.3	2.5	2.0
Net income attributable to non-controlling interest	1.6	1.2	1.6	1.3
Net income attributable to SPAR Group, Inc.	$0.2	0.1%	$0.9	0.7%

Results of operations for the year ended December 31, 2016, compared to the year ended December 31, 2015

Net Revenues

Net revenues for the year ended December 31, 2016, were $134.3 million compared to $119.3 million for the year ended December 31, 2015, an increase of $15.0 million or 13%.

Domestic net revenues totaled $45.0 million in the year ended December 31, 2016, compared to $43.6 million for the same period in 2015. Domestic net revenues increased by $1.4 million or 3% primarily attributable to an increase in continuity business.

International net revenues totaled $89.3 million for the year ended December 31, 2016, compared to $75.7 million for the year ended December 31, 2015, an increase of $13.6 million or 18%. The increase in 2016 international net revenues was primarily due to the Brazil acquisition and increased revenue primarily in Mexico, Japan and South Africa partially offset by a decline in China. See Note 12 to the Company's Consolidated Financial Statements – Segment Information.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 78.0% in 2016 compared to 75.5% of net revenues for the year ended December 31, 2015.

Domestic cost of revenues was 72.4% and 68.9% for the years ended December 31, 2016 and December 31, 2015. The domestic cost of revenues percentage increase of 3.5 percentage points was primarily due to an unfavorable mix in project work compared to the same period in 2015. Approximately 81% and 83% of the Company's domestic cost of revenues in the years ended December 31, 2016 and 2015, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS") (See Item 13 - Certain Relationships and Related Transactions, and Director Independence – Domestic Related Party Services, below, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Related Party Services, below).

Internationally, cost of revenue as a percent of net revenue increased to 80.8% of international net revenues for the year ended December 31, 2016, compared to 79.3% of international net revenues for the year ended December 31, 2015. The international cost of revenue percentage increase of 1.5 percentage points was primarily due to higher cost margin business in South Africa, Mexico and Brazil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $25.2 million and $24.1 million for the years ended December 31, 2016 and 2015, respectively.

Domestic selling, general and administrative expenses totaled $11.1 million for the year ended December 31, 2016 compared to $11.6 million for the year ended December 31, 2015.  The decrease of approximately $500,000 was due primarily to compensation expenses.

International selling, general and administrative expenses totaled $14.1 million for the year ended December 31, 2016 compared to $12.5 million for the year ended December 31, 2015. The increase of approximately $1.6 million was primarily attributable to the acquisition of the Brazilian subsidiary.

Depreciation and Amortization

Depreciation and amortization expenses totaled $2.1 million for the year ended December 31, 2016 compared to $1.9 million for the year ended December 31, 2015.

Interest Expense

The Company's interest expense was $133,000 and $214,000 for the years ended December 31, 2016 and 2015, respectively.

In the domestic segment, our interest expense increased by approximately $39,000 compared to 2015 due to increased borrowing against the domestic credit facility. In the international segment, interest expense decreased by $120,000, primarily due to interest income earned on funds loaned to the Company's South African subsidiary.

Other Income

Other income was $128,000 for the year ended December 31, 2016, compared to $243,000 for the year ended December 31, 2015.

Income Taxes

The income tax provision for the years ended December 31, 2016 and 2015 was an expense of $441,000 and $819,000, respectively. The Company recognized minimum federal tax provisions in 2016 and 2015 as the Company utilized operating loss carry forwards in both years.

As of December 31, 2016, the Company's deferred tax assets were primarily the result of U.S. net operating loss carryforwards.

At December 31, 2016, and 2015, the Company has Federal and State NOL carryforwards of $8.2 million and $7.7 million, respectively, which if unused will expire in years 2017 through 2029.

Non-controlling Interest

Net operating profits from the non-controlling interests, relating to the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $1,583,000 for the years ended December 31, 2016 and 2015.

Net Income

The Company reported a net income attributable to SPAR Group, Inc. of $173,000 for the year ended December 31, 2016, or $0.1 per diluted share, compared to a net income of $892,000 for the year ended December 31, 2015, or $0.04 per diluted share, based on diluted shares outstanding of 21.3 million and 21.6 million at December 31, 2016, and 2015, respectively.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

For the years ended December 31, 2016 and 2015, the Company had net income before non-controlling interest of $1.8 million and $2.5 million, respectively.

Net cash provided by operating activities was $1.3 million and $4.9 million for the years ended December 31, 2016 and 2015, respectively. Net cash provided by operating activities was primarily due to cash-impacting earnings and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable.

Net cash used in investing activities for the years ended December 31, 2016 and 2015, was approximately $2.0 million and $1.6 million, respectively. The net cash used in investing activities during 2016 was attributable to fixed asset additions, primarily capitalized software, and the Brazil acquisition.

Net cash provided by financing activities for the year ended December 31, 2016 was approximately $3.4 million compared to $700,000 used in financing activities in 2015. Net cash provided by financing activities during 2016 was primarily due to net borrowing on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the year ended December 31, 2016 of $1.6 million.

At December 31, 2016, the Company had net working capital of $10.6 million, as compared to net working capital of $16.8 million at December 31, 2015. The Company's current ratio was 1.3 at December 31, 2016, compared to 2.3 at December 31, 2015.

Credit Facilities:

The Company is a party to various domestic and international credit facilities. See Note 4 to the Company's Consolidated Financial Statements – Credit Facilities.

These various domestic and international credit facilities require compliance with their receptive financial covenants. During 2016, the Company was in compliance with all financial covenants except for one domestic financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.5 to 1.0 as of December 31, 2016. The Company did receive a waiver from the domestic bank for this one default.

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

See Item 15 – Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has designed such internal control over financial reporting by the Company to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2016.

The Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in this Annual Report.

Management's Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company's current disclosure controls and procedures are effective to insure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the 'fourth quarter of the Company's 2016 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth under the captions "The Board of Directors of the Corporation", "Executives and Officers of the Corporation", "Security Ownership of Certain Beneficial Owners and Management" and "Corporate Governance" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 18, 2017, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2017, but not later than 120 days after the end of the Company's 2016 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Without in any way limiting any of the information incorporated by reference above, in order to (among other things) assist the Board and the Audit Committee in connection with an overall review of the Company’s related party transactions and certain worker classification-related litigation matters, in April 2017 the Board formed a special subcommittee of the Audit Committee (the "Special Subcommittee") to (among other things) review the structure, documentation, fairness, conflicts, fidelity, appropriateness, and practices respecting each of the relationships and transactions discussed in Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions (including those described under Domestic Related Party Services in that Item and Note). The Special Subcommittee has commenced that review with the assistance of special auditors and counsel currently being retained by such Subcommittee. The Company is currently unable to predict the duration, ultimate scope, or results of this review by the Special Subcommittee. See also Item 1A - Risk Factors - Potential Conflicts in Services Provided by Affiliates, Potential Conflicts in Services Provided by Affiliates, and Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Item 3 - Legal Proceedings, above.

Item 11. Executive Compensation

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation, Directors and Other Information", "Executive Compensation, Equity Awards and Options", and "Compensation Plans", in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 18, 2017, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2016, but not later than 120 days after the end of the Company's 2016 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation, Equity Awards and Options", and "Compensation Plans" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 18, 2017, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2017, but not later than 120 days after the end of the Company's 2016 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth under the caption "Transactions with Related Persons, Promoters and Certain Control Persons" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 18, 2017, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2017, but not later than 120 days after the end of the Company's 2016 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Without in any way limiting any of the information incorporated by reference above, in order to (among other things) assist the Board and the Audit Committee in connection with an overall review of the Company’s related party transactions and certain worker classification-related litigation matters, in April 2017 the Board formed a special subcommittee of the Audit Committee (the "Special Subcommittee") to (among other things) review the structure, documentation, fairness, conflicts, fidelity, appropriateness, and practices respecting each of the relationships and transactions discussed in this Item 13 and in Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions (including those described under Domestic Related Party Services in this Item and that Note). The Special Subcommittee has commenced that review with the assistance of special auditors and counsel currently being retained by such Subcommittee. The Company is currently unable to predict the duration, ultimate scope, or results of this review by the Special Subcommittee. See also Item 1A - Risk Factors – Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Potential Conflicts in Services Provided by Affiliates, and Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Item 3 - Legal Proceedings, above.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth under the caption "PROPOSAL 2 - RATIFICATION, ON AN ADVISORY BASIS, OF THE APPOINTMENT OF BDO USA, LLP AS THE COMPANY'S PRINCIPAL INDEPENDENT ACCOUNTANTS" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 18, 2017, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2017, but not later than 120 days after the end of the Company's 2016 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the section "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.     Index to Financial Statements filed as part of this report:

2.     Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2016 and 2015	F-34

3.	Exhibits

Exhibit Number	Description

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

4.2

Form of SGRP's Preferred Stock Certificate (incorporated by reference to SGRP's Pre-Effective Amendment No. 1 to its Registration Statement on Form S-3 (Registration No. 333-162657) as filed with the SEC on February 7, 2011).

4.3

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

10.5	2001 Employee Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's annual stockholders meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.6	2001 Consultant Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.7	Executive Officer Severance Agreement dated as of August 23, 2016, between Scott Popaditch and SGRP (as filed herewith).

10.8	Executive Change in Control Severance Agreement dated as of August 23, 2016, between Scott Popaditch and SGRP (as filed herewith).

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

10.13

Amended and Restated Field Service Agreement dated and effective as of January 1, 2004, by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.14

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

10.15

Amended and Restated Field Management Agreement dated and effective as of January 1, 2004, by and between SPAR Management Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.16

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

10.19

Joint Venture Agreement dated as of March 29, 2006, by and between FACE AND COSMETIC TRADING SERVICES PTY LIMITED and SPAR International Ltd., respecting the Company's subsidiary in Australia (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.20

Joint Venture Shareholders Agreement between Friedshelf 401 (Proprietary) Limited, SPAR Group International, Inc., Derek O'Brien, Brian Mason, SMD Meridian CC, Meridian Sales & Merchandising (Western Cape) CC, Retail Consumer Marketing CC, Merhold Holding Trust in respect of SGRP Meridian (Proprietary) Limited, dated as of June 25, 2004, respecting SGRP's consolidated subsidiary in South Africa (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on April 12, 2005).

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

10.23

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

10.24

Joint Venture Contract dated July 4, 2014, among SPAR China Inc, established and existing under the laws of Hong Kong, Wedone Shanghai, Co., Ltd., organized and existing under the laws of P.R. China, Shanghai Gold Pack Investment Management Co., Ltd., organized and existing under the laws of P.R. China, and XU Gang, an Australian citizen (as filed herewith).

10.25

Joint Venture Agreement dated as of September 13, 2016, by and between JK Consultoria Empresarial Ltda.-ME, a limitada formed under the laws of Brazil, Earth Investments, LLC, a Nevada limited liability company, and SGRP Brasil Participações Ltda., a limitada formed under the laws of Brazil (as filed herewith).

10.26

Field Services Agreement dated as of September 1, 2012, between National Merchandising of America, Inc., a Georgia corporation, and National Merchandising Services, LLC, a Nevada limited liability company and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2012).

10.27

Asset Purchase Agreement dated as of March 15, 2013, between Market Force Information, Inc., a Delaware corporation, and SPAR Marketing Force, Inc., a Nevada corporation and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on March 20, 2013).

10.28

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

10.29

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

10.30

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

10.32

Secured Revolving Loan Note in the original maximum principal amount of $1,500,000 issued by the SPAR Sterling Borrowers to Cornerstone Bank pursuant to (and governed by) the Sterling Loan Agreement and dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.33

Limited Continuing Guaranty of the obligations of the SPAR Sterling Borrowers under the Sterling Loan Agreement from Robert G. Brown and William H. Bartels in favor of the Sterling Lenders dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.34

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

10.35

Second Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated and effective as of July 1, 2012, among the SPAR Sterling Borrowers, the Sterling Lenders (including Cornerstone as a departing Lender), and the Sterling Agent (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2012).

10.36

Third Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated as of February 11, 2013, and effective as of January 1, 2013, among the SPAR Sterling Borrowers, the Sterling Lenders and the Sterling Agent (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 2, 2013).

10.37

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

10.38

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

10.39

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

10.40

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

10.41

Seventh Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of September 28, 2015, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such loan agreement as of such amendment date (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016).

10.42

Amended and Restated Secured Revolving Loan Note dated as of September 28, 2015, in the original maximum principal amount of $8,500,000 issued to Sterling National Bank by SPAR Group, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such note, pursuant to (and governed by) the Sterling Loan Agreement as amended (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016).

10.43

Waiver letter from Sterling National Bank, dated as of May 16, 2016, but effective as of March 31, 2016 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on August 15, 2016).

10.44

Waiver letter from Sterling National Bank, dated as of November 18, 2016, but effective as of September 30, 2016 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 21, 2016).

10.45

Eighth Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of December 22, 2016, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such loan agreement as of such amendment date (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on December 28, 2016).

10.46

Amended and Restated Secured Revolving Loan Note dated as of December 22, 2016, in the original maximum principal amount of $9,000,000 issued to Sterling National Bank by SPAR Group, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such note, pursuant to (and governed by) the Sterling Loan Agreement as amended (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on December 28, 2016).

10.47

Ninth Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of March 3, 2017, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such loan agreement as of such amendment date (as filed herewith).

10.48

Amended and Restated Secured Revolving Loan Note dated as of March 3, 2017, in the original maximum principal amount of $9,000,000 issued to Sterling National Bank by SPAR Group, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such note, pursuant to (and governed by) the Sterling Loan Agreement as amended (as filed herewith).

10.49

Confirmation of Credit Facilities Letter by Royal Bank of Canada in favor of SPAR Canada Company dated as of October 17, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.50

Confirmation of Credit Facilities Letter Terms and Conditions by SPAR Canada Company in favor of Royal Bank of Canada dated as of October 20, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.51

Waiver Letter and Amendment by and between Royal Bank of Canada and SPAR Canada Company, dated as of March 31, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on March 31, 2008).

10.52

Letter of Offer dated September 29, 2011, and General Business Factoring Agreement (undated) between Oxford Funding Pty Ltd and SPARfacts Pty Ltd (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

14.1

SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees, Amended and Restated (as of) August 1, 2012 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2012).

14.2

Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information, as adopted, restated, effective and dated as of May 1, 2004, and as further amended through March 10, 2011 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 15, 2011).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPAR Group, Inc.

By:	/s/ R. Scott Popaditch
R. Scott Popaditch
Chief Executive Officer

Date: April 17, 2017

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Scott Popaditch and James R. Segreto and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ R. Scott Popaditch	Chief Executive Officer and Director
R. Scott Popaditch	(Principal Executive Officer)
Date: April 17, 2017

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: April 17, 2017

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: April 17, 2017

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: April 17, 2017

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: April 17, 2017

/s/ Arthur B. Drogue	Director
Arthur B. Drogue
Date: April 17, 2017

/s/ R. Eric McCarthey	Director
R. Eric McCarthey
Date: April 17, 2017

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: April 17, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SPAR Group, Inc. and Subsidiaries

White Plains, New York

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive loss, equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SPAR Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Troy, Michigan

April 17, 2017

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,324	$5,718
Accounts receivable, net	33,669	23,203
Deferred income taxes	471	529
Prepaid expenses and other current assets	1,299	661
Total current assets	42,763	30,111

Property and equipment, net	2,536	2,443
Goodwill	1,847	1,800
Intangible assets, net	2,340	2,551
Deferred income taxes	6,612	5,890
Other assets	1,142	611
Total assets	$57,240	$43,406

Liabilities and equity
Current liabilities:
Accounts payable	$5,567	$2,984
Accrued expenses and other current liabilities	9,766	4,814
Due to affiliates	3,349	2,346
Deferred income taxes	2,389	2,154
Customer incentives and deposits	1,305	503
Lines of credit and short-term loans	9,778	476
Total current liabilities	32,154	13,277
Long-term debt	4	5,731
Total liabilities	32,158	19,008

Commitments and contingencies – See Note 6

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598 Issued and outstanding shares– None – December 31, 2016 and None – December 31, 2015	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued shares – 20,680,717 – December 31, 2016 and December 31, 2015	207	207
Treasury stock, at cost 37,877 shares – December 31, 2016 and 119,695 shares – December 31, 2015	(51)	(169)
Additional paid-in capital	16,093	15,871
Accumulated other comprehensive loss	(3,995)	(2,869)
Retained earnings	5,835	5,662
Total SPAR Group, Inc. equity	18,089	18,702
Non-controlling interest	6,993	5,696
Total equity	25,082	24,398

Total liabilities and equity	$57,240	$43,406

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015
Net revenues	$134,324	$119,279
Cost of revenues	104,781	90,015
Gross profit	29,543	29,264

Selling, general and administrative expense	25,241	24,094
Depreciation and amortization	2,100	1,905
Operating income	2,202	3,265

Interest expense	133	214
Other income, net	(128)	(243)
Income before income tax expense	2,197	3,294

Income tax expense	441	819
Net income	1,756	2,475
Net income attributable to non-controlling interest	(1,583)	(1,583)
Net income attributable to SPAR Group, Inc.	$173	$892

Basic income per common share attributable to SPAR Group, Inc.:	$0.01	$0.04

Diluted income per common share attributable to SPAR Group, Inc.:	$0.01	$0.04

Weighted average common shares – basic	20,595	20,559

Weighted average common shares – diluted	21,309	21,573

Net income	$1,756	$2,475
Other comprehensive loss:
Foreign currency translation adjustments	(1,126)	(1,313)
Comprehensive income	630	1,162
Comprehensive income attributable to non-controlling interest	(1,583)	(1,583)
Comprehensive loss attributable to SPAR Group, Inc.	$(953)	$(421)

See accompanying notes to the Company’s consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands)

					Additional	Accumulated Other		Non-
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Interest	Equity
Balance at January 1, 2015	20,681	$207	122	$(183)	$15,519	$(1,556)	$4,770	$4,454	$23,211

Share-based compensation	–	–	–	–	434	–	–	–	434
Exercise of stock options	–	–	(61)	95	(54)	–	–	–	41
Distributions to non-controlling investors	–	–	–	–	–	–	–	(341)	(341)
Purchase of treasury shares	–	–	78	(109)	–	–	–	–	(109)
Reissued treasury shares – RSUs	–	–	(19)	28	(28)	–	–	–	–
Other comprehensive loss	–	–	–	–	–	(1,313)	–	–	(1,313)
Net income	–	–	–	–	–	–	892	1,583	2,475
Balance at December 31, 2015	20,681	207	120	(169)	15,871	(2,869)	5,662	5,696	24,398

Share-based compensation	–	–	–	–	329	–	–	–	329
Exercise of stock options	–	–	(55)	75	(52)	–	–	–	23
Distributions to non-controlling investors	–	–	–	–	–	–	–	(286)	(286)
Purchase of treasury shares	–	–	11	(12)	–	–	–	–	(12)
Reissued treasury shares – RSUs	–	–	(36)	52	(52)	–	–	–	–
Reissued treasury shares – employee stock plan	–	–	(2)	3	(3)	–	–	–	–
Other comprehensive loss	–	–	–	–	–	(1,126)	–	–	(1,126)
Net income	–	–	–	–	–	–	173	1,583	1,756
Balance at December 31, 2016	20,681	$207	38	$(51)	$16,093	$(3,995)	$5,835	$6,993	$25,082

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015
Operating activities
Net income	$1,756	$2,475
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,100	1,905
Bad debt expense, net of recoveries	347	388
Deferred income tax benefit	(429)	(207)
Share based compensation	329	434
Changes in operating assets and liabilities, net of business acquisitions and disposition:
Accounts receivable, net	(6,902)	2,792
Prepaid expenses and other assets	142	(62)
Accounts payable	1,850	(1,105)
Accrued expenses, other current liabilities and customer incentives and deposits	2,150	(1,730)
Net cash provided by operating activities	1,343	4,890
Investing activities
Purchases of property and equipment and capitalized software	(1,555)	(1,575)
Purchase of Brazil subsidiary	(401)	–
Net cash used in investing activities	(1,956)	(1,575)
Financing activities
Net borrowing (payments) on lines of credit	3,601	(226)
Proceeds from stock options exercised	23	41
Proceeds from local investors in Brazil	107	–
Payments on term debt	(24)	(24)
Purchase of treasury shares	(12)	(109)
Distribution to non-controlling investors	(286)	(341)
Net cash provided by (used in) financing activities	3,409	(659)

Effect of foreign exchange rate changes on cash	(1,190)	(1,320)
Net change in cash and cash equivalents	1,606	1,336
Cash and cash equivalents at beginning of year	5,718	4,382
Cash and cash equivalents at end of year	$7,324	$5,718
Supplemental disclosure of cash flows information

Interest paid	$150	$190

Income taxes paid	$228	$187

See accompanying notes to the Company’s consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Business and Organization

The SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, audit services, furniture and other product assembly services, technology services and marketing research services. Assembly services are performed in stores, homes and offices while those other services are primarily performed in mass merchandise, office supply, grocery, drug, home improvement, independent, convenience and electronics stores.

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

The Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which provides those services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

The Company continues to focus on expanding its merchandising and marketing services business throughout the world.

The Company's Domestic Division provides nationwide merchandising and other marketing services throughout the United States of America primarily on behalf of consumer product manufacturers and retailers at mass merchandise, office supply, grocery, drug, dollar, home improvement, independent, convenience and electronics stores. Included in its clients are home entertainment, general merchandise, health and beauty care, consumer goods and food products companies. The Company executes the services it provides to its domestic clients through independent field merchandising, auditing, assembly and other field personnel, substantially all of whom are provided by an affiliate to the company, SPAR Business Services, Inc. The Company is reevaluating its domestic business model of using independent contractor Field Specialists provided by others in light of changing client requirements and regulatory environments and intends to begin testing an employee based model for certain domestic clients that are requiring the Company to use employees as its Field Specialists.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Vaughan, Ontario, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
China	March 2010	51%	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51%	Istanbul, Turkey
Brazil[1]	September 2016	51%	Sao Paolo, Brazil

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Business and Organization (continued)

1

In September 2016, the Company established a new joint venture subsidiary in Brazil, see Note 13 to the Company's Consolidated Financial Statements – Purchase of Interests in Subsidiaries, below. This new subsidiary purchased stock in two Brazilian companies – New Momentum, Ltda. and New Momentum Servicos Temporarios Ltda.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates its 100% owned subsidiaries and all of its 51% owned joint venture subsidiaries in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). All significant intercompany accounts and transactions have been eliminated.

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

Based on the Company's analysis for each of its 51% owned joint ventures, the Company has determined that each is a VIE and that Company is the primary beneficiary of that VIE. While the Company owns 51% of the equity interest in these subsidiaries while the other 49% is owned by local third parties, the joint venture agreements with those third parties generally provide them with effectively the same approval and veto and veto rights (other than in China and Brazil). Accordingly, the Company consolidates each joint venture under the VIE rules and reflects the 49% interests in the Company's consolidated financial statements as non-controlling interests. The Company records these non-controlling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments' net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

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

Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

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

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $288,000 and $542,000 at December 31, 2016, and 2015, respectively. Bad debt expense was $347,000 and $388,000 for the years ended December 31, 2016 and 2015, respectively.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method. Maintenance and minor repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2016 and 2015 (including amortization of capitalized software as described below) was $1.5 million and $1.3 million, respectively.

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

The Company capitalized $1.3 million of costs related to software developed for internal use in both 2016 and 2015, and recognized approximately $1.2 million and $1.0 million of amortization of capitalized software for the years ended December 31, 2016 and 2015, respectively.

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

Goodwill is subject to annual impairment tests and interim impairment tests, if impairment indicators are present. The impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment indicates a potential impairment, the Company performs the two step quantitative impairment test. Step one of the two step impairment test is to compare the fair value of the reporting unit with the reporting unit's carrying amount including goodwill. If the test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company has determined that it has two reporting units, and that a two-step quantitative goodwill impairment test was not necessary, as of December 31, 2016 and 2015.

Accounting for Share Based Compensation

The Company measures all employee share-based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended December 31, 2016 and 2015 was $329,000 and $434,000, respectively.

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

If the inputs used to measure the fair value fall within different levels of the hierarchy, the fair value is determined based upon the lowest level input that is significant to the fair value measurement. Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated their fair values (Level 1) at December 31, 2016 and 2015. The carrying value of the Company's long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level 2).

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

New Accounting Pronouncements

In January 2017, the FASB issued Accounting Standard Update 2017-04 (ASU 2017-04), Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. With ASU 2017-04, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the impact the adoption of ASU 2017-04 will have on our consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is required to be applied prospectively for reporting periods beginning after December 31, 2017. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18 amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ("ASU 2016-15") ASU 2016-15 which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard is effective for reporting periods after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. Generally Accepted Accounting Principles ("GAAP"), the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization's leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. As our operations are conducted in leased facilities, this ASU may require us to disclose additional information about our leasing activities. We plan to evaluate the impact of the new guidance on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, simplifying the balance sheet classification of deferred taxes by requiring all deferred taxes, along with any related valuation allowance, to be presented as noncurrent. This ASU is effective for the Company beginning in the first quarter of 2017, which the Company intends to apply retrospectively. Had the Company adopted this guidance as of December 31, 2016, the impact on our financials would have been a reclassification of $471,000 from current assets to noncurrent assets.

In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Since the issuance of the original standard, the FASB has issued

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12); and 5) technical corrections and improvements (ASU 2016-20). The company is currently assessing the method under which it will adopt and the potential impact of adopting ASU 2014-09 on its financial position, results of operations, cash flow and/or disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

Reclassifications

Certain reclassifications have been made to the 2015 financial statements to conform to the 2016 presentation. These reclassifications had no effect on reported income, comprehensive loss, cash flows, total assets or equity as previously reported.

3. Supplemental Balance Sheet Information (in thousands)

	December 31,
Accounts receivable, net, consists of the following:	2016	2015

Trade	$28,103	$20,085
Unbilled	4,805	3,028
Non-trade	1,049	632
	33,957	23,745
Less allowance for doubtful accounts	(288)	(542)
Accounts Receivable, net	$33,669	$23,203

	December 31,
Property and equipment consists of the following:	2016	2015

Equipment	$5,588	$8,756
Furniture and fixtures	741	651
Leasehold improvements	267	263
Capitalized software development costs	9,666	8,331
	16,262	18,001
Less accumulated depreciation and amortization	(13,726)	(15,558)
	$2,536	$2,443

	United States	International	Total
Goodwill:
Balance December 31, 2015	$1,188	$612	$1,800
Purchase of Brazil subsidiary	$–	$133	$133
Change in goodwill	$–	$(86)	$(86)
Balance December 31, 2016	$1,188	$659	$1,847

	December 31,
Intangible assets consist of the following:	2016	2015

Customer contracts and lists	$4,280	$3,941
Less accumulated amortization	(1,940)	(1,390)
	$2,340	$2,551

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Supplemental Balance Sheet Information (in thousands) (continued)

The Company is amortizing its customer contracts and lists of $4.3 million on a straight line basis over lives ranging from 5 to 10 years. Amortization expense for the years ended December 31, 2016 and 2015 was approximately $549,000 and $592,000, respectively. The annual amortization for each of the following years succeeding December 31, 2016, is summarized as follows:

Year	Amount
2017	597
2018	366
2019	333
2020	333
2021	296
Thereafter	415
Total	$2,340

	December 31,
Accrued expenses and other current liabilities:	2016	2015

Taxes payable	$2,167	$1,737
Accrued salaries and wages	3,664	1,807
Contingent liabilities, incentive for consulting fees	–	290
Accrued accounting and legal expenses	2,360	182
Uncertain tax position reserves	164	164
Other	1,411	634
Accrued expenses and other current liabilities	$9,766	$4,814

4. Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries (namely SPAR Marketing Force, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc.), SPAR Canada Company ("SCC"), and SPAR Wings & Ink Company ("SWI") (together with SGRP, SCC and SWI, each a "Borrower"), are parties to a Revolving Loan and Security Agreement dated July 6, 2010, as amended in June 2011, July 2012, January 2013, July 2013, October 2013, June 2014, September 2015, December 2016 and March 2017 (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $9.0 million (see below) to Sterling National Bank (as amended by all loan amendments, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility currently is scheduled to expire and the Borrowers' loans thereunder will become due on July 6, 2017 (with no early termination fee).

The Sterling Loan Agreement currently requires the Borrowers to pay interest on the loans thereunder equal to the Agent's floating Prime Rate (as defined in such agreement) plus one half of one percent (1/2%) per annum, and a fee on the maximum unused line thereunder equal to one-eighth of one percent (0.125%) per annum.

Revolving Loans of up to $9.0 million are available to the Borrowers under the Sterling Credit Facility based upon the borrowing base formula defined in the Sterling Loan Agreement (principally 85% of "eligible" US and Canadian accounts receivable less certain reserves). The Sterling Credit Facility is secured by substantially all of the assets of the Borrowers (other than SGRP's non-Canadian foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

The amendment to the Sterling Loan Agreement dated as of December 22, 2016, among other things, increased the maximum principal amount of the Secured Revolving Loan Note to $9.0 million until January 31, 2017 and increased the interest rate to Prime plus one half of one percent. The amendment to the Sterling Loan Agreement dated as of March 3, 2017, among other things, extended the Secured Revolving Loan Note of $9.0 million until July 6, 2017.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

The Sterling Loan Agreement requires the Borrowers to maintain certain financial covenants, including maintenance by the Borrowers of a minimum combined tangible net worth of $7.4 million and minimum consolidated tangible net worth of $10.0 million, with those figures increasing by at least 50% of combined and consolidated net profit each year, respectively. In addition, the Borrowers and the Company must not exceed a maximum combined indebtedness to tangible net worth ratio of 3.0 to 1.0, and the Borrowers must maintain a minimum fixed charge coverage ratio of 1.5 to 1.0. Also, capital expenditures for the Borrowers cannot exceed $2.0 million during any fiscal year, and, on a consolidated basis, the Company's year-end operations may not result in a loss or deficit, as determined in accordance with GAAP. The Company was not in compliance with the Fixed Charge Ratio covenant at December 31, 2016, however a waiver was obtained from Sterling Bank.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $865,000 (based upon the exchange rate at December 31, 2016). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20.0 million Yen (Japanese), or approximately $171,000. The loan is payable in monthly installments of 238,000 Yen or $2,000 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at December 31, 2016, was approximately 3.3 million Yen or $29,000, of which $25,000 is short term and $4,000 is long term (based upon the exchange rate at December 31, 2016).

On November 29, 2016, SPAR Brazil established a line of credit with Itau Bank for 1.5 million Brazilian Real or approximately $461,000 USD (based upon the exchange rate at December 31, 2016). This line of credit was 100% used at the end of the year and expires November 29, 2017. The current interest rate being charged is 2.83% per month.

On December 26, 2016, SPAR Brazil secured a term loan with Bradesco Bank for 2.0 million Brazilian Real or approximately $615,000 USD (based upon the exchange rate at December 31, 2016). The term loan is payable in monthly installments of R$184,000 or approximately $56,000 USD at an annual interest rate of 18.72% with a maturity date of December 15, 2017. The full amount was outstanding as of December 31, 2016.

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Ban for 5.0 million Mexican Pesos or approximately $241,000 USD (based upon the exchange rate at December 31, 2016). The revolving line of credit was secured on March 15, 2016 and expires March 2018. The variable interest rate is TIIE (Interbank Interest Rate) +4% which resulted in an annual interest rate of 10.1% at the end of December. The outstanding balance at December 31, 2016 was zero.

The Company had scheduled future maturities of loans as of December 31, 2016, approximately as follows (dollars in thousands):

	Interest Rate as of December 31, 2016	2017	2018
USA - Sterling National Bank	3.8%	$8,500	–
Japan - Mizuho Bank	0.1%	25	$4
Australia - Oxford Funding Pty Ltd.	6.3%	177	–
Brazil – Itau Bank	34.0%	461	–
Brazil – Bradesco Bank	18.7%	615	–
Total		$9,778	$4

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	December 31, 2016	December 31, 2015
Unused Availability:
United States	$500	$1,635
Australia	688	640
Mexico	241	–
Total Unused Availability	$1,429	$2,275

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

5. Income Taxes

Income before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015
Domestic	$(183)	$517
Foreign	2,380	2,777
Total:	$2,197	$3,294

The income tax benefit is summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015
Current:
Federal	$48	$2
Foreign	810	949
State	9	76

Deferred expense (benefit):
Federal	(435)	(192)
Foreign	60	(65)
State	(51)	49
Net expense	$441	$819

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2016	Rate	2015	Rate
Provision for income taxes at federal statutory rate	$747	34.0%	$1,120	34.0%
State income taxes, net of federal benefit	(45)	(2.1%)	30	0.9%
Permanent differences	68	3.1%	28	0.8%
Federal Research and Development Credit	(89)	(4.0%)	(192)	(5.8%)
Return to provision (benefit)	-	-	(51)	(1.5%)
Foreign tax rate differential (benefit)	(242)	(11.0%)	(60)	(1.8%)
Other (benefit)	2	0.1%	(56)	(1.7%)
Net expense	$441	20.1%	$819	24.9%

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Deferred taxes consist of the following (in thousands):	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$3,116	$2,929
Federal Research and Development Credit	281	192
Deferred revenue	419	165
Allowance for doubtful accounts and other receivable	49	78
Share-based compensation expense	763	769
Foreign subsidiaries	471	529
Depreciation	529	479
Other	38	38
Federal Alternative Minimum Tax	116	116
Total deferred tax assets	5,782	5,295

Deferred tax liabilities:
Goodwill	307	307
Capitalized software development costs	781	723
Total deferred tax liabilities	1,088	1,030
Net deferred taxes	$4,694	$4,265

At December 31, 2016, and December 31, 2015, the Company has Federal and State NOL carryforwards of $8.2 million and $7.7 million, respectively, which if unused will expire in years 2018 through 2036.

Approximately $1.9 million of the NOLs were incurred prior to the acquisition of PIA Merchandising Services, Inc. in 1999. The acquisition resulted in a change of ownership under Internal Revenue Code ("IRC") section 382 and placed a limit on the amount of pre-acquisition NOLs that may be used each year to reduce taxable income. The annual limitation is $657,500.

The Company does not provide currently for U.S. income taxes on the undistributed earnings of its profitable foreign subsidiaries (which are approximately $3.1 million as of December 31, 2016), since, at the present time, management expects any earnings to be reinvested in the foreign subsidiaries and not distributed. Upon distribution of those permanently reinvested earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes, which could potentially be offset by foreign tax credits. Distribution of those earnings can also subject the Company to related withholding taxes payable to various non-U.S. jurisdictions. The Company may, however, receive distributions from its foreign subsidiaries, for which the Company would limit to only the current year earnings, thereby preserving the assertion that the non-current earnings are to be reinvested permanently. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations.

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance	$116	$113
Additions for tax provisions of prior years	–	3
Ending balance	$116	$116

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Details of the Company's tax reserves at December 31, 2016, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$116	$40	$8	$164
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$116	$40	$8	$164

In management's view, the Company's tax reserves at December 31, 2016, for potential domestic state tax liabilities were sufficient. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

SPAR and its subsidiaries file numerous consolidated, combined and separate company income tax returns in the U.S. Federal jurisdiction and in many U.S. states and foreign jurisdictions. With few exceptions, SPAR is subject to U.S. Federal, state and local income tax examinations for the years 2013 through the present. However, tax authorities have the ability to review years prior to the position taken by the Company to the extent that SPAR utilized tax attributes carried forward from those prior years.

6. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $1,550,000 and $1,285,000 for the years ended December 31, 2016 and 2015, respectively. Equipment lease expense was approximately $164,000 and $168,000 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

Year	Amount
2017	$2,065
2018	837
2019	705
2020	639
2021	363
Thereafter	73
Total	$4,682

Legal Matters

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its estimated or desired affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

The Company executes the services it provides to its domestic clients through independent field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), almost all of whom are independent contractors. Substantially all of the Company's domestic Field Specialists are engaged and provided as independent contractors by SBS. For contractual details and payment amounts, see Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, below.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in 2016 and

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

2015 (in the amounts of $736,000 and $573,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment, settlement, or related tax, penalty, or interest in any legal challenge or other proceeding, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there are no assurances that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any judgment against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California, in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified as independent contractors at any time between July 16, 2008, and June 30, 2014. Ms. Clothier alleged that she and other class members were misclassified as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of California minimum wage, overtime, and meal break laws. The Company was subsequently dismissed from the action without prejudice. The court ordered that the case be heard in two phases. Phase one was limited to the determination of whether members of the class were misclassified as independent contractors. After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees. The parties have now moved into phase two to determine damages (if any). No trial date for phase two has been set and the parties are currently engaged in discovery as to the measure of damages in this case. SBS has advised the Company that SBS will appeal the adverse phase one determination when permitted under the court's rules.

SBS Rodgers Litigation

Maceo Rodgers and Lee McClung were engaged by and provided services to SBS pursuant to the terms of their respective "Master Agreements" with SBS acknowledging their engagement as independent contractors. On February 21, 2014, Rodgers and McClung filed suit against SBS, Robert G. Brown and William H. Bartels, styled Civil Action No. 3:14-CV-00055, in the U.S. District Court for the Southern District of Texas (Galveston Division). Plaintiffs asserted claims on behalf of themselves and an alleged class of similarly situated individuals who provided services to SBS as independent contractors at any time on or after July 15, 2012, claiming they all were misclassified as independent contractors and that, as a result of this misclassification, the Defendants improperly underpaid them in violation of the Fair Labor Standards Act's overtime and minimum wage provisions. Although the Court conditionally certified the class on December 8, 2015, only 61 individuals joined the action as opt-in plaintiffs, and all but 11 of them have potentially disqualifying arbitration provisions, residences outside the class's geographic area, or late opt-in filings, and are being challenged by the Defendants in various pending motions, including a motion to decertify the class.

SBS and SGRP Hogan Litigation

Paradise Hogan was engaged by and provided services to SBS as an independent contractor pursuant to the terms of an "Independent Contractor Master Agreement" with SBS acknowledging his engagement as an independent contractor. On January 6, 2017, Hogan filed suit against SBS and SPAR Group, Inc. ("SGRP" and part of the

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

Company), styled Civil Action No. 1:17-cv-10024-LTS, in the U.S. District Court for District of Massachusetts. Hogan asserts claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS and SGRP as independent contractors. Hogan alleges that he and other alleged class members were misclassified as independent contractors, and as a result of this purported misclassification, Hogan asserts claims on behalf of himself and the alleged Massachusetts class members under the Massachusetts Wage Act and Minimum Wage Law for failure to pay overtime and minimum wages, as well as state law claims for breach of contract, unjust enrichment, quantum meruit, and breach of the covenant of good faith and fair dealing. In addition, Hogan asserts claims on behalf of himself and the nationwide class for violation of the Fair Labor Standards Act's overtime and minimum wage provisions. Defendants have moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted.

SBS and SGRP Hogan Litigation

Paradise Hogan was engaged by and provided services to SBS as an independent contractor pursuant to the terms of an "Independent Contractor Master Agreement" with SBS acknowledging his engagement as an independent contractor. On January 6, 2017, Hogan filed suit against SBS and SPAR Group, Inc. ("SGRP" and part of the Company), styled Civil Action No. 1:17-cv-10024-LTS, in the U.S. District Court for District of Massachusetts. Hogan asserts claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS and SGRP as independent contractors. Hogan alleges that he and other alleged class members were misclassified as independent contractors, and as a result of this purported misclassification, Hogan asserts claims on behalf of himself and the alleged Massachusetts class members under the Massachusetts Wage Act and Minimum Wage Law for failure to pay overtime and minimum wages, as well as state law claims for breach of contract, unjust enrichment, quantum meruit, and breach of the covenant of good faith and fair dealing. In addition, Hogan asserts claims on behalf of himself and the nationwide class for violation of the Fair Labor Standards Act's overtime and minimum wage provisions. Defendants have moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted.

SBS and SGRP Litigation Generally

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company), any claim by SBS, SAS, any related party or any third party that the Company is somehow liable for any judgment against SBS or SAS, any judicial determination that the Company is somehow liable for any judgment against SBS or SAS (in whole or in part), any decrease in SBS's or SAS’s performance (quality or otherwise), any inability by SBS or SAS to execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected. See Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, below.

7. Treasury Stock

Pursuant to the SPAR Group, Inc., 2012 Stock Repurchase Program (the "Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on August 8, 2012, and ratified on November 8, 2012, under the Repurchase Program, SGRP may repurchase shares of its common stock through August 8, 2015, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  On May 11, 2015, SGRP's Audit Committee approved and its Board of Directors adopted the 2015 Stock Repurchase Program extending the stock repurchase plan until May 31, 2018, allowing a total of 532,235 shares to be repurchased. SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information as adopted, restated, effective and dated as of May 1, 2004, and as further amended through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). As of December 31, 2016, 421,370 shares have been repurchased under this program. It should be noted that 2,000 shares were utilized for the Employee Stock Purchase Plan during 2016, leaving a total of 37,877 shares of Treasury Stock at December 31, 2016.

8. Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Preferred Stock (continued)

remaining authorized preferred stock. At December 31, 2016, no shares of SGRP Series A Preferred Stock were issued and outstanding.

9. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible domestic employees. The Company made contributions of $75,000 and $89,000 for the years ended December 31, 2016 and 2015, respectively.

10. Related Party Transactions

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Senior Executives and Employees Amended and Restated (as of) August 13, 2015 (the "Ethics Code"). The Ethics Code is intended to promote and reward honest, ethical, respectful and professional conduct by each Covered Person (as defined in the Ethics Code in his or her position with the Company anywhere in the world, including (among other things) serving each customer, dealing with each vendor and treating each other with integrity and respect, and behaving honestly, ethically and professionally with each customer, each vendor, each other and the Company. Article II of the Ethics Code specifically prohibits various forms of self-dealing and collusion and Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as the case may be, as well as the ownership, board, executive and other positions held in and services and other contributions to affiliates of SGRP and its subsidiaries by certain directors, officers or employees of SGRP, any of its subsidiaries or any of their respective family members. The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including those related to the oversight and approval of conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in clause I.2(l) of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent outside directors.

SGRP's Audit Committee has the specific duty and responsibility to review and approve the overall fairness of all material related-party transactions. The Audit Committee receives affiliate contracts and amendments thereto for its review and approval (to the extent approval is given), and these contracts are periodically (often annually) again reviewed, in accordance with the Audit Committee Charter, the Ethics Code, the rules of the Nasdaq Stock Market, Inc. ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness to the Company including pricing and the ability to provide services at comparable performance levels). The Audit Committee periodically reviews all related party relationships and transactions described below.

In addition, in order to (among other things) assist the Board and the Audit Committee in connection with an overall review of the Company’s related party transactions and certain worker classification-related litigation matters, in April 2017 the Board formed a special subcommittee of the Audit Committee (the "Special Subcommittee") to (among other things) review the structure, documentation, fairness, conflicts, fidelity, appropriateness, and practices respecting each of the relationships and transactions discussed in this Note 10 (including those described in this Note under Domestic Related Party Services, below). The Special Subcommittee has commenced that review with the assistance of special auditors and counsel currently being retained by such Subcommittee. The Company is currently unable to predict the duration, ultimate scope, or results of this review by the Special Subcommittee. See also Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies – Legal Matters, above.

Domestic Related Party Services:

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("SIT"), are affiliates of SGRP but are not under the control or part of the consolidated Company. Mr. Robert G. Brown, a Director, Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, Vice Chairman and a major stockholder of SGRP, are the sole stockholders of SBS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS. The stockholders of SAS were Mr. Bartels and previously Mr. Brown, and as of January 1, 2015, Mr. Brown transferred all of his ownership to parties related to Mr. Brown, each of whom is considered an affiliate of the Company for related party purposes because of their family relationships with Mr. Brown.

The Company executes the services it provides to its domestic clients through independent field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided by SBS, and administers those services through local and regional administrators, substantially all of whom are provided by SAS. The Company paid $22.7 million and $21.1 million during the year ended December 31, 2016 and 2015, respectively, to SBS for its provision as needed of approximately 7,000 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 79% and 82% of the Company's total domestic Field Specialist expense for the year ended December 31, 2016 and 2015, respectively). The Company paid $4.3 million and $4.5 million for the year ended December 31, 2016 and 2015, respectively, to SAS for its provision of its 56 full-time regional and district administrators (which amounted to approximately 92% of the Company's total domestic field administrative service cost for both the twelve months ended December 31, 2016 and 2015). In addition to these field service and administration expenses, both SBS and SAS also incur other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses. The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of and invoiced to SBS and SAS, was $27.0 million and $25.6 million, for the year ended December 31, 2016 and 2015, respectively.

The terms of the Amended and Restated Field Service Agreement with SBS dated as of January 1, 2004, as amended in 2011, and the Amended and Restated Field Management Agreement with SAS dated as of January 1, 2004 (each a "Prior Agreement"), defined reimbursable expenses and established a "Cost Plus Fee" arrangement where the Company paid SBS and SAS for their costs of providing those services plus a fixed percentage of such reimbursable expenses (the "Cost Plus Fee"). The parties have had negotiations respecting replacement agreements since the Prior Agreements expired on November 30, 2014. As further described below, a new Field Administration Agreement was entered into with SAS in 2016.

The Company and SBS have agreed in principle to a revised Cost Plus Fee arrangement equal to 2.96% of the Field Specialists and certain other approved reimbursable expenses incurred by SBS in performing services for the Company, subject to certain offsetting credits. This agreement in principle went into effect on and has applied since December 1, 2014. A new SBS agreement is being prepared, which will be subject to contractual terms and provisions acceptable to the parties, but the documentation is proceeding slowly because the parties have failed (among other things) to agree on the descriptions and extent of the approval processes for reimbursable expenses.

No SBS compensation to any officer, director or other related party has been reimbursed or approved to date by the Company, and no such compensation reimbursements were made or approved under SBS's Prior Agreement. This is not a restriction on SBS since SBS is not controlled by the Company and may pay any compensation to any person that SBS desires out of its own funds. However, SBS has attempted to invoice the Company monthly for certain such compensation payments since July of 2015, but the Company has rejected those invoices as non-reimbursable expenses. Since SBS is a "Subchapter S" corporation, all income from SBS is allocated to its stockholders (see above).

The Company has determined that the rates charged by SBS for the services of its field merchandising, auditing, assembly and other field personnel (each a "Field Specialist") are favorable to the Company when compared to other possible non-affiliate providers. SBS has advised the Company that those favorable rates are dependent (at least in part) on SBS's ability to continue to use independent contractors as its Field Specialists, that such Field Specialists generally provide greater flexibility and performance quality at lower total costs as a result of their business independence and initiative, and that it has an agreement with each Field Specialist clearly confirming his, her, or its status as an independent contractor.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in 2016 and 2015

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

(in the amounts of $736,000 and $573,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment, settlement, or related tax, penalty, or interest in any legal challenge or other proceeding, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there are no assurances that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any judgment against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described in Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies – Legal Matters, above. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company), any claim by SBS, SAS, any related party or any third party that the Company is somehow liable for any judgment against SBS or SAS, any judicial determination that the Company is somehow liable for any judgment against SBS or SAS (in whole or in part), any decrease in SBS's or SAS’s performance (quality or otherwise), any inability by SBS or SAS to execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

On June 14, 2016, SAS and SMF entered into a new Field Administration Agreement (the "SAS Agreement"). In order to provide continuity with SAS's Prior Agreement, the SAS Agreement is effective and governs the relationship of the parties as of December 1, 2014, and amends, restates and completely replaces SAS's Prior Agreement. The SAS Agreement more clearly defines reimbursable and excluded expenses and the budget and approval procedures and continues the indemnifications and releases provided by SAS's Prior Agreement (which indemnifications and releases were and are comparable to those applicable to SGRP's directors and executive officers under its By-Laws and applicable law). Specifically, the SAS Agreement reduced the Cost Plus Fee from 4% to 2% effective as of June 1, 2016.

SGRP's Audit Committee has approved the SAS Agreement pursuant to its specific duty and responsibility to review and approve the overall fairness of all material related-party transactions, as more fully provided above in this Note 10 to the Company's Consolidated Financial Statements.

No unbudgeted SAS compensation to any officer, director or other related party has been reimbursed or approved to date by the Company, and no such compensation reimbursements were made or approved under SAS's Prior Agreement. This is not a restriction on SAS since SAS is not controlled by the Company and may pay any compensation to any person that SAS desires out of its own funds. Since SAS is a "Subchapter S" corporation, all income from SAS is allocated to its stockholders (see above).

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

NRS provided a substantial amount of the domestic merchandising specialist field force used by NMS during 2015. Pursuant to the terms of the Master Field Services Agreement dated as of August 1, 2013 (the "NRS Services Agreement"), NMS received merchandising services from NRS through the use of field merchandising specialists during 2015. For those services, the Company had agreed to reimburse NRS for its total costs of providing those services and to pay NRS a fee equal to 2% of its total costs (the "Plus 2% Fee"). Those total costs included all field and administrative costs and expenses (effectively including workers compensation insurance expenses) of NRS but exclude certain legal and other administrative expenses. Accordingly, no salary reimbursement for Mr. Burdekin or Ms. Burdekin were included in such reimbursable costs or Plus 2% Fee.

In 2015, NRS provided a substantial amount of the domestic merchandising specialist field force used by NMS and 5% of all of the domestic merchandising specialist field force used by the Company for the year ended December 31, 2015. The total Plus 2% Fee earned by NRS for services rendered was approximately $26,000 for the year ended December 31, 2015. As of December 2015, NMS no longer uses NRS but uses field merchandising services from a non-affiliated third-party provider at a Cost Plus fee of 1%.

International Related Party Services:

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Brian Mason, Mr. Garry Bristow, and Mr. Adrian Wingfield. Mr. Mason is President and a director and Mr. Bristow is an officer and director of Meridian. Mr. Mason is also an officer and director and 50% shareholder of Merhold Property Trust ("MPT"). Mr. Mason and Mr. Bristow are both officers and directors and both own 50% of Merhold Cape Property Trust ("MCPT"). Mr. Mason, Mr. Bristow and Mr. Wingfield are all officers and own 46.7%, 20% and 33.3%, respectively of Merhold Holding Trust ("MHT") which provides similar services like MPT. MPT owns the building where Meridian is headquartered and also owns 2 vehicles both of which are subleased to Meridian. MCPT provides a fleet of 126 vehicles to Meridian under a 4 year lease program. These leases are provided to Meridian at local market rates included in the summary table below.

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

SPAR Todopromo is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Juan F. Medina Domenzain, Juan Medina Staines, Julia Cesar Hernandez Vanegas, and Jorge Medina Staines. Mr. Juan F. Medina Domenzain is an officer and director of SPAR Todopromo and is also majority shareholder (90%) of CONAPAD ("CON") which supplied administrative and operational consulting support to SPAR Todopromo in 2016.

In August 2016, Mr. Juan F. Medina Domenzain ("JFMD"), partner in SPAR Todopromo, purchased the warehouse that was being leased by SPAR Todopromo. A new lease expiring December 31, 2017, was entered into with SPAR Todopromo with the same terms and cost as with the previous owner.

On September 8, 2016, the Company (through its Cayman Islands subsidiary) acquired 100% ownership of SGRP Brasil Participações Ltda. ("SGRP Holdings"), a Brazilian limitada (which is a form of limited liability company), from its affiliate, SIT, at cost (including approved expenses). See Related Party Transactions and Arrangements in the Brazil Acquisition in this Note, below. SGRP Holdings then completed the formation and acquired a majority of the stock of SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT"). SGRP Holdings and SPAR BSMT are consolidated subsidiaries of the Company. SPAR BSMT is owned 51% by the Company, 39% by

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by Earth Investments, LLC, a Nevada limited liability company ("EILLC").

JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil company pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party in respect of the Company. EILLC is owned by Mr. Peter W. Brown, a citizen and resident of the USA ("PWB"). PWB is an officer and employee of the Company's affiliate, SIT, which is owned by SGRP's Chairman, Mr. Robert G. Brown, PWB was an official observer at the meetings of SGRP's Board from 2014 through December 2016, and PWB also is the nephew of Mr. Robert G. Brown. PWB also is a director of SPAR BSMT. Accordingly, PWB and EILLC are each a related party in respect of the Company.

SPAR BSMT has contracted with Ms. Karla Dagues Martins, a Brazilian citizen and resident and JDM's sister to handle the labor litigation cases for SPAR BSMT and its subsidiaries. These legal services are being provided to them at local market rates by Ms. Martins's company, Karla Martins Sociedade de Advogados ("KMSA").

The Company believes it is the largest and most important customer of SBS, SAS, NRS, MPT, MCPT, MHT, NDS Tanitim, NDS Reklam, CON, JFMD and KMSA (and from time to time may be their only customer), and accordingly the Company generally has been able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS, NRS, MPT, MCPT, MHT, NDS Tanitim, NDS Reklam, CON, JFMD and KMSA than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. SBS, SAS and other material affiliate contracts and arrangements are annually reviewed and considered for approval by SGRP's Audit Committee, subject to the ongoing negotiations with SBS as described above.

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2016	2015
Services provided by affiliates:
Field Specialist expenses* (SBS)	$22,749	$21,061
Field administration expenses* (SAS)	$4,276	$4,492
Field Specialist expenses* (NRS)	$–	$1,323
Office and vehicle rental expenses (MPT)	$50	$47
Vehicle rental expenses (MCPT)	$879	$954
Office and vehicle rental expenses (MHT)	$121	$95
Field administration expenses* (NDS Tanitim)	$–	$15
Field administration expenses* (NDS Reklam)	$2	$189
Consulting and administrative services (CON)	$309	$366
Warehouse Rental (JFMD)	$10	$–
Legal Services (KMSA)	$7	$–

Total services provided by affiliates	$28,403	$28,542

* Includes substantially all overhead (in the case of SAS, SBS and NRS), or related overhead, plus any applicable markup.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

Due to affiliates consists of the following (in thousands):	December 31,	December 31,
	2016	2015
Loans from local investors: (1)
Australia	$231	$88
Mexico	1,001	1,001
Brazil	139	–
China	761	761
NMS LLC	348	418
Accrued Expenses due to affiliates:
SBS/SAS	869	78
Total due to affiliates	$3,349	$2,346

(1)     Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms and are due on demand and as such have been classified as current liabilities in the Company's consolidated financial statements.

Other Related Party Transactions and Arrangements

In July 1999, SPAR Marketing Force, Inc. ("SMF"), SBS and SIT entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and had the right to unilaterally license and exploit their "Business Manager" Internet job scheduling software (which had been jointly developed by such parties), and all related improvements, revisions, developments and documentation from time to time voluntarily made or procured by any of them at its own expense. Business Manager and its other proprietary software and applications are used by the Company for (among other things) the scheduling, tracking, coordination and reporting of its merchandising and marketing services and are accessible via the Internet or other applicable telecommunication network by the authorized representatives of the Company and its clients through their respective computers and mobile devices. In addition, SPAR Trademarks, Inc., a wholly owned subsidiary of SGRP ("STM"), SBS and SIT entered into separate perpetual trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT and SBS (and through them to their commonly controlled subsidiaries and affiliates by sublicenses, including SAS) for their continued use of the name "SPAR" and certain other trademarks and related rights of STM. SBS and SAS provide services to the Company, as described above, SIT assisted in the Brazilian acquisition at a cost to the Company of $49,000, as described below, and SIT no longer provides services to and does not compete with the Company.

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

In addition to the above, SAS purchases insurance coverage for worker compensation, casualty and property insurance risk for itself, for SBS for its Field Specialists that require such insurance coverage, and for the Company from Affinity Insurance, Ltd. ("Affinity"). SAS owns a minority (less than 1%) of the common stock in Affinity. The Affinity insurance premiums for such coverage are ultimately charged to SAS (and through SAS to the Company), SBS (and through SBS to its covered Field Specialists) and the Company based on the contractual arrangements of the parties.

Related Party Transactions and Arrangements in the Brazil Acquisition

The following related party transactions occurred in connection with the Company's September 2016 acquisition in Brazil of the NM Companies (as defined and more fully described in Note 13 to Company's Consolidated Financial Statements - Purchase of Interests in Subsidiaries, below).

On September 8, 2016, the Company (through its Cayman Islands subsidiary) acquired 100% ownership of SGRP Brasil Participações Ltda. ("SGRP Holdings"), a Brazilian limitada (which is a form of limited liability company), from its affiliate, SIT, at cost (including approved expenses). SGRP Holdings then completed the formation and acquired a

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

majority of the stock of SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT").

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

JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil company pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also held equivalent positions with each NM Company prior to their acquisition by SPAR BSMT. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party in respect of the Company.

SGRP Holdings and JKC are parties to separate Loan Agreements with SPAR BSMT dated September 14, 2016, pursuant to which funds were loaned to SPAR BSMT for operating working capital and purchase of the NM Acquisition. SGRP Holdings loaned R$1,400,000 (approximately US$448,000) and JKC loaned R$453,673 (approximately US$145,175) to SPAR BSMT as required by the JV Agreement. JKC funded that loan in part through a loan of R$120,423 (approximately US$38,700) to JKC from SGRP Holdings pursuant to a Loan Agreement between them dated September 14, 2016.

EILLC is owned by Mr. Peter W. Brown, a citizen and resident of the USA ("PWB"). PWB is an officer and employee of the Company's affiliate, SIT, which is owned by SGRP's Chairman, Mr. Robert G. Brown, PWB was an official observer at the meetings of SGRP's Board for 2014 through December 2016, and PWB also is the nephew of Mr. Robert G. Brown. PWB also is a director of SPAR BSMT. Accordingly, PWB and EILLC are each a related party in respect of the Company. In consideration of PWB's efforts in finding and pursuing the NM Acquisition, the Company agreed to grant his company, EILLC, a 10% interest in SPAR BSMT and have SGRP Holdings take over and make the initial loans to SPAR BSMT that would otherwise have been required to have been made by EILLC (aggregating R$116,326 or approximately US$37,200). The Company also agreed to reimburse SIT for PWB's approved expenses.

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

The 2008 Plan provides for the granting of restricted SGRP Shares, stock options to purchase SGRP Shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP Shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates).  Unless terminated sooner as provided therein, the 2008 Plan will terminate on May 28, 2018, which is ten years from the 2008 Plan Effective Date, and no further Awards may be made under it.  However, any existing Awards made prior to such termination will continue in accordance with their respective terms and will continue to be governed by the 2008 Plan.  Stock options granted under the 2008 Plan have a maximum term of ten years, except in the case of incentive stock options granted to greater than 10% stockholders (whose terms are limited to a maximum of five years), and SGRP has generally issued options having those maximum terms.

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

As of December 31, 2016, approximately 1.0 million shares were available for grant under the amended 2008 Plan.

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

The Restricted Stock Awards issued under the 2008 Plan vest during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Restricted Stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation ratably over the requisite period which generally is the Award's vesting period.

Following are the specific valuation assumptions used for options granted in 2016:

Expected volatility	52.0%
Expected dividend yields	0%
Expected term (in years)	6.0
Risk free interest rate	1.33%
Expected forfeiture rate	5.0%

Stock option Award activity for the years ended December 31, 2016 and 2015 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Covered	Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2015	3,095,327	$1.07	6.39	$1,322
Exercised/cancelled	61,124	0.69	–	46
Forfeited or expired	67,709	1.62	–	–
Outstanding at December 31, 2015	2,966,494	$1.05	5.17	$753
Granted	635,000	0.97	–
Exercised/cancelled	54,497	–	–	–
Forfeited or expired	445,445	–	–	–
Outstanding at December 31, 2016	3,101,552	$0.98	4.79	$677
Exercisable at December 31, 2016	2,392,486	$0.95	3.45	$659

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation Plans (continued)

The weighted-average grant-date fair value of stock option Awards granted during the year ended December 31, 2016 was $0.49. The total intrinsic value of stock option Awards exercised during the year ended December 31, 2016 and 2015 was $33,000 and $46,000, respectively.

The Company recognized $279,000 and $395,000 in stock-based compensation expense relating to stock option Awards during the years ended December 31, 2016 and 2015, respectively. The recognized tax benefit on stock based compensation expense related to stock options during the years ended December 31, 2016 and 2015, was approximately $106,000 and $150,000, respectively.

As of December 31, 2016, total unrecognized stock-based compensation expense related to stock options was $370,000. This expense is expected to be recognized over a weighted average period of approximately 3.0 years, and will be adjusted for changes in estimated forfeitures.

Restricted Stock

The restricted stock Awards previously issued under the 2008 Plan vested during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Restricted stock granted under the 2008 Plan is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation expense ratably over the requisite service period which generally is the Award's vesting period. In 2016, the Company issued 25,000 restricted stock Awards to its employees and to a Director.

The following table summarizes the activity for restricted stock Awards during the years ended December 31, 2016 and 2015:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at January 1, 2015	107,400	$1.51
Granted	118,100	1.31
Vested	(25,625)	1.51
Forfeited	(4,900)	–
Unvested at December 31, 2015	194,975	1.39
Granted	25,000	0.92
Vested	(33,875)	1.46
Forfeited (1)	(51,150)	–
Unvested at December 31, 2016	134,950	$1.32

(1)	41,825 of CY forfeitures and 9,325 related to PY

During the years ended December 31, 2016 and 2015, the Company recognized approximately $50,000 and $39,000, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the years ended December 31, 2016 and 2015 was approximately $19,000 and $15,000, respectively.

During the years ended December 31, 2016 and 2015, the total fair value of restricted stock vested was $34,000 and $33,700, respectively.

As of December 31, 2016, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $75,000, which is expected to be expensed over a weighted-average period of 1.9 years.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Year Ended December 31,
	2016	2015
Revenue, net:
United States	$44,979	$43,612
International	89,345	75,667
Total revenue	$134,324	$119,279

Operating (loss) income:
United States	$(53)	$609
International	2,255	2,656
Total operating income	$2,202	$3,265

Interest expense:
United States	$130	$92
International	3	122
Total interest expense	$133	$214

Other income, net:
United States	$–	$–
International	(128)	(243)
Total other income, net	$(128)	$(243)

Income (loss) before income tax expense:
United States	$(183)	$517
International	2,380	2,777
Total income before income tax expense	$2,197	$3,294

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

Income (benefit) tax expense:
United States	$(428)	$(65)
International	869	884
Total income tax expense	$441	$819

Net income:
United States	$245	$582
International	1,511	1,893
Total net income	$1,756	$2,475

Net Income attributable to non-controlling interest:
United States	$(182)	$(195)
International	(1,401)	(1,388)
Total net income attributable to non-controlling interest	$(1,583)	$(1,583)

Net income attributable to SPAR Group, Inc.:
United States	$63	$387
International	110	505
Total net income attributable to SPAR Group, Inc.	$173	$892

Depreciation and amortization:
United States	$1,356	$1,350
International	744	555
Total depreciation and amortization	$2,100	$1,905

Capital expenditures:
United States	$991	$1,118
International	564	457
Total capital expenditures	$1,555	$1,575

Note: There were no inter-company sales for 2016 or 2015.

	December 31,
	2016	2015
Assets:
United States	$24,578	$21,799
International	32,662	21,607
Total assets	$57,240	$43,406

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

Geographic Data (in thousands)

	Year Ended December 31,
	2016		2015
Net international revenues:		% of consolidated net revenue		% of consolidated net revenue
South Africa	$21,299	15.9%	$20,341	17.1%
Mexico	20,809	15.5	17,616	14.8
China	12,290	9.1	14,755	12.4
Brazil	11,688	8.7	–	–
Japan	6,919	5.2	5,473	4.6
Canada	6,725	5.0	6,374	5.3
India	5,865	4.4	6,372	5.3
Australia	3,435	2.6	4,297	3.6
Turkey	315	0.2	439	0.4
Total international revenue	$89,345	66.6%	$75,667	63.5%

	Years Ended December 31
	2016	2015
Long lived assets:
United States	$10,983	$10,147
International	3,494	3,148
Total long lived assets	$14,477	$13,295

13. Purchase of Interests in Subsidiaries

The following contains descriptions of the Company's purchase of interests in its operating subsidiary during the years ended December 31, 2016. There were no acquisitions during the year ended December 31, 2015.

In September 2016, after acquiring SGRP Brasil Participações Ltda. ("SGRP Holdings"), a Brazilian limitada (which is a form of limited liability company), and establishing SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT"), in a series of related party transactions (See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Related Party Transactions and Arrangements in the Brazil Acquisition, above), SGRP Holdings and SPAR BSMT (the "Purchasers") entered into a Quota Purchase Agreement dated September 13, 2016 (the "NM QPA"), with Interservice Publicidade Sociedade Ltda., a Brazilian limitada, Momentum Promoções Ltda., a Brazilian limitada, and IPG Nederland B.V., a Netherlands company (collectively, the "Sellers"). The Sellers are subsidiaries of The Interpublic Group of Companies, Inc., a Delaware corporation ("Interpublic"), which is a global provider of advertising, media and other business services. The NM QPA provided for the acquisition by the Purchasers from the Sellers (the "NM Acquisition") of all of the equity shares (called "quotas") in New Momentum Ltda., a Brazilian limitada, and New Momentum Serviços Temporários Ltda., a Brazilian limitada (each a "NM Company" or collectively the "NM Companies"), two of Interpublic's "In Store" companies in Brazil. SPAR BSMT acquired 99% of the quotas issued by each NM Company and SGRP Holdings acquired 1% of the quotas issued by each NM Company pursuant to the NM QPA. The closing of the acquisition of the NM Companies was completed with the disbursement of the purchase price to the Sellers on September 19, 2016, effective as of close of business on September 13, 2016. The purchase price for the NM Companies was R$1,312,000 (approximately US$401,000). The Company has since changed the names of the NM Companies to SPAR Brasil Serviços LTDA. and SPAR Brasil Serviços Temporários LTDA.

Momentum Promoções Ltda., one of the Sellers, also agreed to provide certain transition services and continued use of certain existing office space to SPAR BSMT and each of the NM Companies (collectively, "SPAR Brazil"), pursuant to a Transition Services Agreement dated September 13, 2016 (the "Transition Agreement"), and a Sublease Agreement dated September 13, 2016 (the "Sublease"), respectively. The Sublease has an initial term of 12 months and requires monthly rent and back office support payments of R$205,417 (approximately US$65,700). After December 31, 2016, the Transition Agreement relating to Accounting Service, terminates on April 30, 2017 and for IT service, terminates on September 13, 2017.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Purchase and Sale of Interests in Subsidiaries (continued)

The Company has completed its preliminary calculation of the fair value and related allocation of assets between goodwill and other. The amounts listed below reflect the results of our preliminary assessment and may be updated should additional information become available related to this acquisition. A summary of assets acquired, goodwill and liabilities assumed and net of purchase price are as follows (in thousands):

Cash	$484
Net Working Capital, net of cash	(155)
Fixed Assets	22
Intangible Assets	336
Goodwill	133
Assumed Liabilities	(419)
Net Fair Value of Assets Acquired	$401

For the period for September 14, 2016 through December 31, 2016, the Company reported revenue of $11.7 million and a net loss of $144,000 related to this acquisition. The following table contains unaudited pro forma revenue and net income for SPAR Group, Inc. assuming SPAR Brasil closed on January 1, 2015 (in thousands):

	Revenue	Net (Loss)
Consolidated supplemental pro forma, January 1 to December 31, 2015	$150,485	$261
Consolidated supplemental pro forma, January 1 to December 31, 2016	$156,475	$(207)

The pro forma in the table above includes adjustments for, amortization of intangible assets and acquisition costs to reflect results that are more representative of the results of the transactions as if the SPAR Brasil acquisition closed on January 1, 2015. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

14. Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2016	2015
Numerator:
Net income attributable to SPAR Group, Inc.	$173	$892

Denominator:
Shares used in basic net income per share calculation	20,595	20,559
Effect of diluted securities:
Stock options and unvested restricted shares	714	1,014
Shares used in diluted net income per share calculations	21,309	21,573

Basic net income per common share:	$0.01	$0.04
Diluted net income per common share:	$0.01	$0.04

The dilutive effect of outstanding securities of approximately 1,000,000 and 1,300,000 for the years ended December 31, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	(Recovered From)/Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2016:

Deducted from asset accounts:
Allowance for doubtful accounts	$542	347	601	$288

Year ended December 31, 2015:

Deducted from asset accounts:
Allowance for doubtful accounts	$259	388	105	$542

(1)     Uncollectible accounts written off, net of recoveries