Form 10-Q
period 2017-03-31
SPAR GROUP INC
filed 2017-05-22
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2017.

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐(Do not check if a smaller reporting company)	Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes    ☒ No

On May 4, 2017, there were 20,655,840 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(revised) (1)
Assets
Current assets:
Cash and cash equivalents	$8,273	$7,324
Accounts receivable, net	30,124	33,669
Prepaid expenses and other current assets	535	1,299
Total current assets	38,932	42,292
Property and equipment, net	2,523	2,536
Goodwill	1,851	1,847
Intangible assets, net	2,201	2,340
Deferred income taxes	4,753	4,694
Other assets	1,791	1,142
Total assets	$52,051	$54,851
Liabilities and equity
Current liabilities:
Accounts payable	$7,133	$5,567
Accrued expenses and other current liabilities	10,381	9,766
Due to affiliates	3,094	3,349
Customer incentives and deposits	1,481	1,305
Lines of credit and short-term loans	6,535	9,778
Total current liabilities	28,624	29,765
Long-term debt and other liabilities	46	4
Total liabilities	28,670	29,769
Commitments and Contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598
Issued and outstanding shares– None – March 31, 2017 and December 31, 2016	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued shares – 20,680,717 – March 31, 2017 and December 31, 2016	207	207
Treasury stock, at cost 24,877 shares – March 31, 2017 and 37,877 shares – December 31, 2016	(34)	(51)
Additional paid-in capital	16,138	16,093
Accumulated other comprehensive loss	(2,341)	(2,407)
Retained earnings	5,591	5,835
Total SPAR Group, Inc. equity	19,561	19,677
Non-controlling interest	3,820	5,405
Total equity	23,381	25,082
Total liabilities and equity	$52,051	$54,851

(1)     See Note 2 Correction of Prior Period Financial Statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Loss

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
		(revised) (1)
Net revenues	$39,886	$26,611
Cost of revenues	31,838	20,442
Gross profit	8,048	6,169

Selling, general and administrative expense	7,058	5,513
Depreciation and amortization	505	488
Operating income	485	168

Interest (income) expense	(46)	28
Other income, net	(62)	(24)
Income before income tax expense	593	164

Income tax expense	419	5
Net income	174	159
Net income attributable to non-controlling interest	(418)	(298)
Net loss attributable to SPAR Group, Inc.	$(244)	$(139)

Basic and diluted loss per common share:	$(0.01)	$(0.01)

Weighted average common shares – basic and diluted	20,649	20,563

Net income	$174	$159
Other comprehensive income (loss):
Foreign currency translation adjustments	164	(488)
Comprehensive income (loss)	338	(329)
Comprehensive (loss) income attributable to non-controlling interest	(516)	17
Comprehensive loss attributable to SPAR Group, Inc.	$(178)	$(312)

(1)     See Note 2 Correction of Prior Period Financial Statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statement of Equity

(unaudited) (revised) (1)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2017	20,681	$207	38	$(51)	$16,093	$(2,407)	$5,835	$5,405	$25,082

Share-based compensation	–	–	–	–	55	–	–	–	55
Purchase of treasury shares	–	–			–	–	–	–
Reissued treasury shares – RSU's	–	–	(1)	1	(1)	–	–	–	–
Reissued treasury shares – employee stock plan	–	–				–	–	–	–
Exercise of stock options	–	–	(12)	16	(9)	–	–	–	7
Distributions to non-controlling investors	–	–	–	–	–	–	–	(2,101)	(2,101)
Other comprehensive income	–	–	–	–	–	66	–	98	164
Net loss	–	–	–	–	–	–	(244)	418	174
Balance at March 31, 2017	20,681	$207	25	$(34)	$16,138	$(2,341)	$5,591	$3,820	$23,381

(1)     See Note 2 Correction of Prior Period Financial Statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$174	$159
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	505	488
Bad debt expense, net of recoveries	25	(40)
Share based compensation	55	88
Changes in operating assets and liabilities, net of business acquisitions and disposition:
Accounts receivable	3,486	3,039
Prepaid expenses and other assets	56	(466)
Accounts payable	1,569	1,052
Accrued expenses, other current liabilities and customer incentives and deposits	440	99
Net cash provided by operating activities	6,310	4,419

Investing activities
Purchases of property and equipment and capitalized software	(284)	(372)
Net cash used in investing activities	(284)	(372)

Financing activities
Net payments on lines of credit	(3,192)	(1,868)
Proceeds from stock options exercised	7	–
Payments on term debt	(6)	(6)
Distribution to non-controlling investors	(2,101)	(286)
Net cash used in financing activities	(5,292)	(2,160)

Effect of foreign exchange rate changes on cash	215	(572)
Net change in cash and cash equivalents	949	1,315
Cash and cash equivalents at beginning of year	7,324	5,718
Cash and cash equivalents at end of period	$8,273	$7,033

Supplemental disclosure of cash flows information
Interest paid	$109	$86
Income taxes paid	$117	$39

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

The unaudited, interim consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2016 has been compiled from the Company’s audited consolidated balance sheet as of such date. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the "SEC") on April 17, 2017 (the "2016 Annual Report"), and SGRP's Proxy Statement for its 2017 Annual Meeting of Stockholders as filed with the SEC on April 28, 2017 (the "2017 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2016 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2017 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE OFFICERS, COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year.

2.     Correction of Prior Period Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the three months ended March 31, 2017, we identified an error in the recognition of accumulated other comprehensive loss both in the equity section of the consolidated balance sheet, consolidated statement of equity and the comprehensive loss portion of the consolidated statement of income and comprehensive loss. In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error and determined that the related impact was not material to our results of operations or financial position for any prior annual or interim period. The correction of this error required reclassification of $1.6 million between comprehensive loss attributable to the Company and comprehensive loss attributable to non-controlling interest for the year ended December 31, 2016. Accordingly, we have corrected the consolidated balance sheet and consolidated statement of income and comprehensive loss as of and for the year ended December 31, 2016 and will correct these errors for all prior periods presented by revising the appropriate consolidated financial statements. The impact to the consolidated balance sheet as of December 31, 2016 and the consolidated statements of income and comprehensive loss for the three months ended March 31, 2016, the three and six months ended June 30, 2016, the three and nine months ended September 30, 2016, and the year ended December 31, 2016 is as follows:

Consolidated Balance Sheets (in thousands):

	As of March 31, 2016			As of June 30, 2016
	As Reported	Adjusted	As Revised	As Reported	Adjusted	As Revised

Accumulated other comprehensive loss	$(3,357)	$1,332	$(2,025)	$(3,570)	$1,479	$(2,091)
Total SPAR Group, Inc. equity	$18,163	$1,332	$19,495	$18,330	$1,479	$19,809
Non-controlling interest	$5,708	$(1,332)	$4,376	$6,028	$(1,479)	$4,549

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	As of September 30, 2016			As of December 31, 2016
	As Reported	Adjusted	As Revised	As Reported	Adjusted	As Revised

Accumulated other comprehensive loss	$(3,364)	$1,373	$(1,991)	$(3,995)	$1,588	$(2,407)
Total SPAR Group, Inc. equity	$18,572	$1,373	$19,945	$18,089	$1,588	$19,677
Non-controlling interest	$6,574	$(1,373)	$5,201	$6,993	$(1,588)	$5,405

Consolidated Statement of Income and Comprehensive Loss (in thousands):

	Three months ended March 31, 2016
	As Reported	Adjusted	As Revised

Comprehensive (loss) income attributable to non-controlling interest	$(298)	$315	$17
Comprehensive loss attributable to SPAR Group, Inc.	$(627)	$315	$(312)

	Three months ended June 30, 2016			Six months ended June 30, 2016
	As Reported	Adjusted	As Revised	As Reported	Adjusted	As Revised

Comprehensive income attributable to non-controlling interest	$(320)	$148	$(172)	$(618)	$462	$(156)
Comprehensive loss attributable to SPAR Group, Inc.	$69	$148	$217	$(558)	$462	$(96)

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	As Reported	Adjusted	As Revised	As Reported	Adjusted	As Revised

Comprehensive income attributable to non-controlling interest	$(546)	$(105)	$(651)	$(1,164)	$357	$(807)
Comprehensive loss attributable to SPAR Group, Inc.	$147	$(105)	$42	$(411)	$357	$(54)

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	Twelve months ended December 31, 2016
	As Reported	Adjusted	As Revised

Comprehensive income attributable to non-controlling interest	$(1,583)	$572	$(1,011)
Comprehensive loss attributable to SPAR Group, Inc.	$(953)	$572	$(381)

3.     Business and Organization

The Company is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company also provides in-store event staffing, product sampling, audit services, furniture and other product assembly services, technology services and marketing research services. Assembly services are performed in stores, homes and offices while those other services are primarily performed in mass merchandise, office supply, grocery, drug, home improvement, independent, convenience, value channel and electronics stores.

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

As of March 31, 2017, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which has provided services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

4.     Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss attributable to SPAR Group, Inc.	$(244)	$(139)

Denominator:
Weighted average shares used in basic and diluted net income per share calculation	20,649	20,563

Basic and diluted net loss per common share	$(0.01)	$(0.01)

For the three month periods ended March 31, 2017 and 2016, 723,000 and 771,000 vested and non-vested stock options were not included in the calculation because they would have had an anti-dilutive effect.

5.     Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries (namely SPAR Marketing Force, Inc., SPAR Assembly & Installation, Inc. (F/K/A SPAR National Assembly Services, Inc.), SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc.), and SPAR Canada Company ("SCC") (together with SGRP and SCC, each a "Borrower") are parties to a Revolving Loan and Security Agreement dated July 6, 2010, as amended in June 2011, July 2012, January 2013, July 2013, October 2013, June 2014, September 2015, December 2016, March 2017 and April 2017 (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $9.0 million (see below) to the Lender (as amended by all loan amendments, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility currently is scheduled to expire and the Borrowers' loans thereunder will become due on July 6, 2017 (with no early termination fee).

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

The amendment to the Sterling Loan Agreement dated as of December 22, 2016, among other things, increased the maximum principal amount of the Secured Revolving Loan Note to $9.0 million until January 31, 2017 and increased the interest rate to Prime plus one half of one percent. The amendment to the Sterling Loan Agreement dated as of March 3, 2017, among other things, extended the Secured Revolving Loan Note of $9.0 million until July 6, 2017. The amendment to the Sterling Loan Agreement dated as of April 13, 2017, among other things, provided for a waiver of the Company’s default on its Fixed Charge Ratio (“FCR”) for the year ended December 31, 2016 and provided for an adjustment to its FCR for 2017.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Sterling Loan Agreement requires the Borrowers to maintain certain financial covenants, including maintenance by the Borrowers of a minimum combined tangible net worth of $7.4 million and minimum consolidated tangible net worth of $10.0 million, with those figures increasing by at least 50% of combined and consolidated net profit each year, respectively. In addition, the Borrowers and the Company must not exceed a maximum combined indebtedness to tangible net worth ratio of 3.0 to 1.0, and the Borrowers must maintain a minimum fixed charge coverage ratio of 1.5 to 1.0. Also, capital expenditures for the Borrowers cannot exceed $2.0 million during any fiscal year, and, on a consolidated basis, the Company's year-end operations may not result in a loss or deficit, as determined in accordance with GAAP. The Company was in compliance with its financial covenants at March 31, 2017.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $917,000 (based upon the exchange rate at March 31, 2017). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request. The outstanding balance as of March 31, 2017 was $252,000.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20.0 million Yen (Japanese), or approximately $179,000. The loan is payable in monthly installments of 238,000 Yen or approximately $2,000 at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at March 31, 2017, was approximately 2.6 million Yen or $24,000 (based upon the exchange rate at March 31, 2017), all of which is now short term.

On November 29, 2016, SPAR Brazil established a line of credit with Itau Bank for 1.5 million Brazilian Real or approximately $477,000 USD (based upon the exchange rate at March 31, 2017). The line of credit expires November 29, 2017, and the current interest rate is 2.08% per month. The outstanding balance at March 31, 2017 was zero.

On December 26, 2016, SPAR Brazil secured a term loan with Bradesco Bank for 2.0 million Brazilian Real or approximately $636,000 USD (based upon the exchange rate at March 31, 2017). The term loan is payable in monthly installments of R$184,000 or approximately $58,000 USD at an annual interest rate of 17.3% with a maturity date of December 15, 2017. As of March 31, 2017, 1,445,000 Brazilian Real or $459,000 USD was outstanding (based upon the exchange rate at March 31, 2017).

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Ban for 5.0 million Mexican Pesos or approximately $267,000 USD (based upon the exchange rate at March 31, 2017). The revolving line of credit was secured on March 15, 2016 and expires March 2018. The variable interest rate is TIIE (Interbank Interest Rate) +4% which resulted in an annual interest rate of 10.5% at the end of March 2017. The outstanding balance at March 31, 2017 was zero.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company had scheduled future maturities of loans as of March 31, 2017, approximately as follows (dollars in thousands):

	Interest Rate as of March 31, 2017	2017	2018
USA - Sterling National Bank	4.5%	$5,800	–
Japan - Mizuho Bank	0.1%	19	$5
Australia - Oxford Funding Pty Ltd.	6.4%	252	–

Brazil – Bradesco Bank	17.3%	459	–
Total		$6,530	$5

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	March 31, 2017	December 31, 2016
Unused Availability:
United States	$1,716	$500
Australia	665	688
Mexico	267	241
Brazil	477	–
Total Unused Availability	$3,125	$1,429

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

In addition, in order to (among other things) assist the Board and the Audit Committee in connection with an overall review of the Company’s related party transactions and certain worker classification-related litigation matters, in April 2017 the Board formed a special subcommittee of the Audit Committee (the "Special Subcommittee") to (among other things) review the structure, documentation, fairness, conflicts, fidelity, appropriateness, and practices respecting each of the relationships and transactions discussed in this Note 6 (including those described in this Note under Domestic Related Party Services, below). The Special Subcommittee has commenced that review with the assistance of special auditors and counsel recently retained by such Subcommittee. The Company is currently unable to predict the duration, ultimate scope, or results of this review by the Special Subcommittee. See Note 9 to the Company's Consolidated Financial Statements – Commitments and Contingencies – Legal Matters, below.

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

The Company executes the services it provides to its domestic clients through independent field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided by SBS, and administers those services through local and regional administrators, substantially all of whom are provided by SAS. The Company paid $5.9 million and $4.9 million during the three months ended March 31, 2017 and 2016, respectively, to SBS for its provision as needed of approximately 4,100 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 83% and 80% of the Company's total domestic Field Specialist expense for the three months ended March 31, 2017 and 2016, respectively). The Company paid $1.1 million for both the three months ended March 31, 2017 and 2016, to SAS for its provision of its 55 and 56 full-time regional and district administrators as of March 31, 2017 and 2016, respectively (which amounted to approximately 92% and 93% of the Company's total domestic field administrative service cost for the three months ended March 31, 2017 and 2016). In addition to these field service and administration expenses, SAS also incurs other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses and SBS incurs expenses for processing vendor payments, legal defense and other administrative expenses (but those expenses are only reimbursed by SGRP to the extent approved by the Company as described below). The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of and invoiced to SBS and SAS, was $6.9 million and $6.1 million, for the three months ended March 31, 2017 and 2016, respectively.

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

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company for the three months ended March 31, 2017 and 2016 (in the amounts of $85,000 and $354,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment, settlement, or related tax, penalty, or interest in any legal challenge or other proceeding, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there are no assurances that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any judgment against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described in Note 9 to the Company's Consolidated Financial Statements – Commitments and Contingencies – Legal Matters, below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company), any claim by SBS, SAS, any related party or any third party that the Company is somehow liable for any judgment against SBS or SAS, any judicial determination that the Company is somehow liable for any judgment against SBS or SAS (in whole or in part), any decrease in SBS's or SAS’s performance (quality or otherwise), any inability by SBS or SAS to execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

SGRP's Audit Committee has approved the SAS Agreement pursuant to its specific duty and responsibility to review and approve the overall fairness of all material related-party transactions, as more fully provided above in this Note 6 to the Company's Consolidated Financial Statements.

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

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS. NMA is an affiliate of the Company but is not consolidated with the Company.

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

SPAR Todopromo is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Juan F. Medina Domenzain, Juan Medina Staines, Julia Cesar Hernandez Vanegas, and Jorge Medina Staines. Mr. Juan F. Medina Domenzain is an officer and director of SPAR Todopromo and is also majority shareholder (90%) of CONAPAD ("CON") which supplied administrative and operational consulting support to SPAR Todopromo for both the three month periods ended March 31, 2017 and 2016.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

In August 2016, Mr. Juan F. Medina Domenzain ("JFMD"), partner in SPAR Todopromo, purchased the warehouse that was being leased by SPAR Todopromo. A new lease expiring December 31, 2017, was entered into with SPAR Todopromo with the same terms and cost as with the previous owner.

On September 8, 2016, the Company (through one of its subsidiaries, SPAR International Ltd.) acquired 100% ownership of SGRP Brasil Participações Ltda. ("SGRP Holdings"), a Brazilian limitada (which is a form of limited liability company), from its affiliate, SIT, at cost (including approved expenses). See Related Party Transactions and Arrangements in the Brazil Acquisition in this Note, below. SGRP Holdings then completed the formation and acquired a majority of the stock of SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT"). SGRP Holdings and SPAR BSMT are consolidated subsidiaries of the Company. SPAR BSMT is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by Earth Investments, LLC, a Nevada limited liability company ("EILLC").

JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil company pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party in respect of the Company. EILLC is owned by Mr. Peter W. Brown, a citizen and resident of the USA ("PWB"). PWB is an officer and employee of the Company's affiliate, SIT, which is owned by SGRP's Chairman, Mr. Robert G. Brown, and is also an employee of the Company’s affiliate, SAS. PWB was an official observer at the meetings of SGRP's Board from 2014 through December 2016, and PWB also is the nephew of Mr. Robert G. Brown. PWB also is a director of SPAR BSMT. Accordingly, PWB and EILLC are each a related party in respect of the Company.

SPAR BSMT has contracted with Ms. Karla Dagues Martins, a Brazilian citizen and resident and JDM's sister to handle the labor litigation cases for SPAR BSMT and its subsidiaries. These legal services are being provided to them at local market rates by Ms. Martins's company, Karla Martins Sociedade de Advogados ("KMSA").

The NM Acquisition (as defined below in Note 11 to the Company's Consolidated Financial Statement - Purchase of Interest in Subsidiaries) and associated related party transactions were reviewed and approved by the Audit Committee of SGRP's Board of Directors.

The Company believes it is the largest and most important customer of SBS, SAS, NRS, MPT, MCPT, MHT, CON, JFMD and KMSA (and from time to time may be their only customer), and accordingly the Company generally has been able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS, NRS, MPT, MCPT, MHT, CON, JFMD and KMSA than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. SBS, SAS and other material affiliate contracts and arrangements are annually reviewed and considered for approval by SGRP's Audit Committee, subject to the ongoing negotiations with SBS as described above.

Summary of Related Party Services:

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended March 31,
	2017	2016
Services provided by affiliates:
Field merchandiser and other expenses (SBS)	$5,875	$4,947
Field administration and other expenses (SAS)	$1,074	$1,138
Office and vehicle rental expenses (MPT)	$15	$12
Vehicle rental expenses (MCPT)	$297	$179
Office and vehicle rental expenses (MHT)	$40	$20
Consulting and administrative services (CON)	$96	$77
Legal Services (KMSA)	$24	$–
Warehouse rental (JFMD)	$11	$–

Total services provided by affiliates	$7,432	$6,373

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Due to affiliates consists of the following (in thousands):	March 31,	December 31,
	2017	2016
Loans from local investors:(1)
Australia	$244	$231
Mexico	1,001	1,001
Brazil	139	139
China	763	761
NMS LLC	-	348
Accrued Expenses due to affiliates:
SBS/SAS	947	869
Total due to affiliates	$3,094	$3,349

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

7.      Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At March 31, 2017, no shares of SGRP Series A Preferred Stock were issued and outstanding.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

8.      Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option, restricted share awards, and performance stock units. As of March 31, 2017, approximately 1.1 million SGRP shares were available for Award grants under the amended 2008 Plan. 100,000 option grants were issued to the new SVP Sales and Marketing during the three month period ended March 31, 2017.

The Company recognized $46,000 and $66,000 in stock-based compensation expense relating to stock option Awards during the three month periods ended March 31, 2017 and 2016, respectively. The tax benefit, available to the Company, from stock based compensation expense related to stock options during the three months ended March 31, 2017 and 2016 was approximately $17,400 and $25,300, respectively. As of March 31, 2017, total unrecognized stock-based compensation expense related to stock options was $373,500.

During the three months ended March 31, 2017 and 2016, the Company recognized approximately $9,000 and $12,000, respectively, of stock-based compensation expense related to restricted stock. The tax benefit, available to the Company, from stock based compensation expense related to restricted stock during the three months ended March 31, 2017 and 2016 was approximately $3,400 and $4,700, respectively. As of March 31, 2017, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $65,300.

9.     Commitments and Contingencies

Legal Matters

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

The Company executes the services it provides to its domestic clients through independent field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), almost all of whom are independent contractors. Substantially all of the Company's domestic Field Specialists are engaged and provided as independent contractors by SBS. For contractual details and payment amounts, see Note 6 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company during the three month periods ended March 31, 2017 and 2016 (in the amounts of $85,000 and $354,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment, settlement, or related tax, penalty, or interest in any legal challenge or other proceeding, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there are no assurances that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any judgment against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California, in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified as independent contractors at any time between July 16, 2008, and June 30, 2014. Ms. Clothier alleged that she and other class members were misclassified as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of California minimum wage and overtime laws. The Company was subsequently dismissed from the action without prejudice. The court ordered that the case be heard in two phases. Phase one was limited to the determination of whether members of the class were misclassified as independent contractors. After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees. The parties have now moved into phase two to determine damages (if any). No trial date for phase two has been set and the parties are currently engaged in discovery as to the measure of damages in this case. SBS has advised the Company that SBS will appeal the adverse phase one determination when permitted under the court's rules.

SBS Rodgers Litigation

Maceo Rodgers was engaged by and provided services to SBS pursuant to the terms of his "Master Agreements" with SBS acknowledging his engagement as an independent contractor. On February 21, 2014, Rodgers filed suit against SBS, Robert G. Brown and William H. Bartels, styled Civil Action No. 3:14-CV-00055, in the U.S. District Court for the Southern District of Texas (Galveston Division). Plaintiff asserted claims on behalf of himself and an alleged class of similarly situated individuals who provided services to SBS as independent contractors at any time on or after July 15, 2012, claiming they all were misclassified as independent contractors and that, as a result of this misclassification, the Defendants improperly underpaid them in violation of the Fair Labor Standards Act's overtime and minimum wage provisions. Although the Court conditionally certified the class on December 8, 2015, only 61 individuals joined the action as opt-in plaintiffs, and all but 11 of them have potentially disqualifying arbitration provisions, residences outside the class's geographic area, or late opt-in filings, and are being challenged by the Defendants in various pending motions, including a motion to decertify the class.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS and SGRP Hogan Litigation

Paradise Hogan was engaged by and provided services to SBS as an independent contractor pursuant to the terms of an "Independent Contractor Master Agreement" with SBS acknowledging his engagement as an independent contractor. On January 6, 2017, Hogan filed suit against SBS and SPAR Group, Inc. ("SGRP" and part of the Company), styled Civil Action No. 1:17-cv-10024-LTS, in the U.S. District Court for District of Massachusetts. Hogan initially asserted claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS and SGRP as independent contractors. Hogan alleged that he and other alleged class members were misclassified as independent contractors, and as a result of this purported misclassification, Hogan asserted claims on behalf of himself and the alleged Massachusetts class members under the Massachusetts Wage Act and Minimum Wage Law for failure to pay overtime and minimum wages, as well as state law claims for breach of contract, unjust enrichment, quantum meruit, and breach of the covenant of good faith and fair dealing. In addition, Hogan asserted claims on behalf of himself and the nationwide class for violation of the Fair Labor Standards Act's overtime and minimum wage provisions. On March 28, 2017, Company moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted. Plaintiff’s counsel subsequently notified SGRP’s attorney of their intent to amend their Complaint without prejudice. The Amended Complaint, which was filed on May 2, 2017, eliminated all of Plaintiff’s claims except for a single claim against SGRP for failure to pay Hogan and a similarly situated class of Massachusetts independent contractors all wages under the Massachusetts Wage Act and a separate, but identical claim against SBS. The result of the amendment significantly narrowed the scope of the litigation and eliminated the original nationwide Fair Labor Standards Act claims. The Company has been granted leave to refile their motion to compel arbitration pursuant to Hogan’s agreement, to dismiss or stay Hogan’s case pending arbitration, and to dismiss Hogan’s case for failure to state a specific claim upon which relief could be granted. The Company’s motion is due on May 24, 2017.

Potential Adverse Effects of the SBS Litigation

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company), any claim by SBS, any other related party or any third party that the Company is somehow liable for any judgment against SBS or other related party, any judicial determination that the Company is somehow liable for any judgment against SBS or other related party (in whole or in part), any decrease in SBS's performance (quality or otherwise), any inability by SBS to execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected. See Note 6 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

10.     Segment Information

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
United States	$11,321	$9,752
International	28,565	16,859
Total revenue	$39,886	$26,611

Operating income (loss):
United States	$64	$(297)
International	421	465
Total operating income	$485	$168

Interest (income) expense:
United States	$51	$24
International	(97)	4
Total interest (income) expense	$(46)	$28

Other income, net:
United States	$–	$–
International	(62)	(24)
Total other income, net	$(62)	$(24)

Income before income tax expense:
United States	$13	$(321)
International	580	485
Total income before income tax expense	$593	$164

Income tax expense:
United States	$249	$(211)
International	170	216
Total income tax expense	$419	$5

Net income:
United States	$(236)	$(110)
International	410	269
Total net income	$174	$159

Net income attributable to non-controlling interest:
United States	$(26)	$(39)
International	(392)	(259)
Total net income attributable to non-controlling interest	$(418)	$(298)

Net (loss) income attributable to SPAR Group, Inc.:
United States	$(262)	$(149)
International	18	10
Total net (loss) income attributable to SPAR Group, Inc.	$(244)	$(139)

Depreciation and amortization:
United States	$340	$343
International	165	145
Total depreciation and amortization	$505	$488

Capital expenditures:
United States	$266	$245
International	94	127
Total capital expenditures	$360	$372

Note: There were no inter-company sales for the three months ended March 31, 2017 or 2016.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	March 31,	December 31,
	2017	2016
Assets:
United States	$19,313	$22,189
International	32,738	32,662
Total assets	$52,051	$54,851

Geographic Data (in thousands)

	Three Months Ended March 31,
	2017		2016
International revenue:		% of consolidated net revenue		% of consolidated net revenue
Brazil	$9,943	24.9%	$–	–%
South Africa	6,027	15.1	4,214	15.8
Mexico	4,688	11.8	4,999	18.8
China	2,408	6.0	2,735	10.3
Japan	1,709	4.3	1,593	6.0
India	1,612	4.0	1,304	4.9
Canada	1,303	3.3	1,258	4.7
Australia	810	2.0	659	2.5
Turkey	65	0.2	97	0.4
Total international revenue	$28,565	71.6%	$16,859	63.4%

	March 31,	December 31,
	2017	2016
Long lived assets:
United States	$8,526	$8,594
International	4,593	3,965
Total long lived assets	$13,119	$12,559

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

11.   Purchase of Interests in Subsidiaries

In September 2016, after acquiring SGRP Brasil Participações Ltda. ("SGRP Holdings"), a Brazilian limitada (which is a form of limited liability company), and establishing SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT"), in a series of related party transactions (See Note 6 to the Company's Consolidated Financial Statements - Related Party Transactions - Related Party Transactions and Arrangements in the Brazil Acquisition, above), SGRP Holdings and SPAR BSMT (the "Purchasers") entered into a Quota Purchase Agreement dated September 13, 2016 (the "NM QPA"), with Interservice Publicidade Sociedade Ltda., a Brazilian limitada, Momentum Promoções Ltda., a Brazilian limitada, and IPG Nederland B.V., a Netherlands company (collectively, the "Sellers"). The Sellers are subsidiaries of The Interpublic Group of Companies, Inc., a Delaware corporation ("Interpublic"), which is a global provider of advertising, media and other business services. The NM QPA provided for the acquisition by the Purchasers from the Sellers (the "NM Acquisition") of all of the equity shares (called "quotas") in New Momentum Ltda., a Brazilian limitada, and New Momentum Serviços Temporários Ltda., a Brazilian limitada (each a "NM Company" or collectively the "NM Companies"), two of Interpublic's "In Store" companies in Brazil. SPAR BSMT acquired 99% of the quotas issued by each NM Company and SGRP Holdings acquired 1% of the quotas issued by each NM Company pursuant to the NM QPA. The closing of the acquisition of the NM Companies was completed with the disbursement of the purchase price to the Sellers on September 19, 2016, effective as of close of business on September 13, 2016. The purchase price for the NM Companies was R$1,312,000 (approximately US$401,000). The Company has since changed the names of the NM Companies to SPAR Brasil Serviços LTDA. and SPAR Brasil Serviços Temporários LTDA.

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

For the three month period ended March 31, 2017, the Company reported revenue of $9.9 million and a net income of $22,000 related to this acquisition. The following table contains unaudited pro forma revenue and net income for SPAR Group, Inc. assuming SPAR Brasil closed on January 1, 2016 (in thousands):

	Revenue	Net Loss
Consolidated supplemental pro forma for the three month period ended March 31, 2016	$33,838	$(266)

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The pro forma in the table above includes adjustments for, amortization of intangible assets and acquisition costs to reflect results that are more representative of the results of the transactions as if the SPAR Brasil acquisition closed on January 1, 2016. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

12.   Summary of Significant Accounting Policies

New Accounting Pronouncements

In January 2017, the FASB issued Accounting Standard Update 2017-04 (ASU 2017-04), Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. With ASU 2017-04, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is required to be applied prospectively for reporting periods beginning after December 31, 2017. The impact on the Company's consolidated financial statements will depend on the facts and circumstances of any specific future transactions.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation— Stock Compensation (Topic 718)” (“ASU 2016-09”). The guidance changes how companies account for certain aspects of equity-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee’s shares than it can under current guidance for tax withholding purposes providing for withholding at the employee’s maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The updated guidance is effective for annual periods beginning after December 15, 2016. Effective January 1, 2017, the Company adopted the accounting guidance contained within ASU 2016-09.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, simplifying the balance sheet classification of deferred taxes by requiring all deferred taxes, along with any related valuation allowance, to be presented as noncurrent. This ASU is effective for the Company beginning in the first quarter of 2017, which the Company has applied retrospectively. Upon the adoption of the guidance, the Company reclassified $471,000 from current assets to non-current assets, and reduced both non-current assets and current liabilities by $2,389,000.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12); and 5) technical corrections and improvements (ASU 2016-20). The company is currently assessing the method under which it will adopt and the potential impact of adopting ASU 2014-09 on its financial position, results of operations, cash flow and/or disclosures.

13.   Capital Lease Obligations

The Company has an outstanding capital lease obligation with an interest rate of 5.8%. The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Amortization	Net Book Value at March 31, 2017
January 2017	$76	$6	$70

Annual future minimum lease payments required under the leases, together with the present value as of March 31, 2017, are as follows (in thousands):

Year Ending December 31,	Amount

2017	$20
2018	28
2019	28
76
Less amount representing interest	6
Present value of net minimum lease payments included in accrued expenses and other current liabilities, and long term debt	$70

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 8-K (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), and this Quarterly Report has been filed by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward-looking statements" contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2016 (as filed, the "Annual Report"), as filed with the SEC on April 17, 2017, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on or about May 18, 2017 (the "Proxy Statement"), which SGRP filed with the SEC on April 28, 2017, and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

All statements (other than those that are purely historical) are forward-looking statements. Words such as "may," "will," "expect," "intend", "believe", "estimate", "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company in this Quarterly Report or the Annual Report may include (without limitation) statements regarding: risks, uncertainties, cautions, circumstances and other factors ("Risks"); and plans, intentions, expectations, guidance or other information respecting the pursuit or achievement of the Company's five corporate objectives (growth, customer value, employee development, greater productivity & efficiency, and increased earnings per share), building upon the Company's strong foundation, leveraging compatible global opportunities, growing the Company's client base and contracts, continuing to strengthen its balance sheet, growing revenues and improving profitability through organic growth, new business development and strategic acquisitions, and continuing to control costs. The Company's forward-looking statements also include (without limitation) those made in the Annual Report in "Business", "Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Directors, Executive Officers and Corporate Governance", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", and "Certain Relationships and Related Transactions, and Director Independence".

You should carefully review and consider the Company's forward-looking statements (including all risk factors and other cautions and uncertainties) and other information made, contained or noted in or incorporated by reference into this Quarterly Report, the Annual Report, the Proxy Statement and the other applicable SEC Reports, but you should not place undue reliance on any of them. The results, actions, levels of activity, performance, achievements or condition of the Company (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition) and other events and circumstances planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "Expectations"), and our forward-looking statements (including all Risks) and other information reflect the Company's Quarterly views about future events and circumstances. Although the Company believes those Expectations and views are reasonable, the results, actions, levels of activity, performance, achievements or condition of the Company or other events and circumstances may differ materially from our Expectations and views, and they cannot be assured or guarantied by the Company, since they are subject to Risks and other assumptions, changes in circumstances and unpredictable events (many of which are beyond the Company's control). In addition, new Risks arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its Expectations will be achieved in whole or in part, that it has identified all potential Risks, or that it can successfully avoid or mitigate such Risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

SPAR Group, Inc. and Subsidiaries

GENERAL

The Company is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandise, office supply, grocery, drug, independent, convenience, toy, home improvement and electronics stores. The Company also provides furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001. The Company currently does business in 10 countries that encompass approximately 50% of the total world population through its operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

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

The Company's Domestic and International Geographic Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions. The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the three months ended March 31, 2017 and 2016, and their respective assets as of March 31, 2017, and December 31, 2016, is provided above in Note 10 to the Company's Condensed Consolidated Financial Statements – Segment Information.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Vaughan, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
China	March 2010	51%	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51%	Istanbul, Turkey
Brazil[1]	September 2016	51%	Sao Paolo, Brazil

1.

In September 2016, the Company established a new joint venture subsidiary in Brazil as noted above in Note 11 to the Company's Condensed Consolidated Financial Statements – Purchase of Interests in Subsidiaries. This new subsidiary purchased stock in two Brazilian companies – New Momentum, Ltda. and New Momentum Servicos Temporarios Ltda.

SPAR Group, Inc. and Subsidiaries

Critical Accounting Policies

Other than the adoption of accounting pronouncements as described above, there have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016, with the SEC on April 17, 2017.

Results of Operations

Three months ended March 31, 2017, compared to three months ended March 31, 2016

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2017		2016
	$	%	$	%
Net revenues	$39,886	100.0%	$26,611	100.0%
Cost of revenues	31,838	79.8	20,442	76.8
Gross profit	8,048	20.2	6,169	23.2
Selling, general & administrative expense	7,058	17.7	5,513	20.7
Depreciation & amortization	505	1.3	488	1.8
Operating income	485	1.2	168	0.7
Interest (income) expense, net	(46)	(0.1)	28	0.1
Other income, net	(62)	(0.2)	(24)	(0.1)
Income before income taxes	593	1.5	164	0.7
Income tax expense	419	1.1	5	0.0
Net income	174	0.4	159	0.7
Net income attributable to non-controlling interest	(418)	(1.0)	(298)	(1.1)
Net loss attributable to SPAR Group, Inc.	$(244)	(0.6)%	$(139)	(0.4)%

Net Revenues

Net revenues for the three months ended March 31, 2017, were $39.9 million, compared to $26.6 million for the three months ended March 31, 2016, an increase of $13.3 million or 50%. The increase in net revenue is primarily attributable to our international segment, Brazil $9.9 million, South Africa $1.8 million and $1.6 million from our domestic operations.

Domestic net revenues totaled $11.3 million in the three months ended March 31, 2017, compared to $9.7 million for the same period in 2016, an increase of 16%. The increase was primarily due to an increase in annuity business compared to last year.

International net revenues totaled $28.6 million for the three months ended March 31, 2017, compared to $16.9 million for the same period in 2016, an increase of $11.7 million or 69%. The increase in net revenues was primarily due to the September 2016 acquisition of our Brazilian operation $9.9 million and increase in South Africa by $1.8 million.

SPAR Group, Inc. and Subsidiaries

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 79.8% of its net revenues for the three months ended March 31, 2017, and 76.8% of its net revenues for the three months ended March 31, 2016.

Domestic cost of revenues was 72.1% of net revenues for the three months ended March 31, 2017, and 71.5% of net revenues for the three months ended March 31, 2016. The increase in cost of revenues as a percentage of net revenues of 0.6 percentage points was due primarily to continued price pressure and an unfavorable mix of project work compared to the same period last year. For the three months ended March 31, 2017 and 2016, approximately 84% and 82%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively. (See Note 6 to the Condensed Consolidated Financial Statements - Related-Party Transactions.)

Internationally, the cost of revenues increased to 82.9% of net revenues for the three months ended March 31, 2017, compared to 79.9% of net revenues for the three months ended March 31, 2016. The cost of revenue increase of 3 percentage points was primarily due to a mix of higher cost margin business in Brazil and South Africa.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $7.1 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively.

Domestic selling, general and administrative expenses totaled $2.8 million and $2.7 million for the three month periods ended March 31, 2017 and 2016, respectively.

International selling, general and administrative expenses totaled $4.3 million for the three months ended March 31, 2017, compared to $2.8 million for the same period in 2016. The increase of approximately $1.5 million was primarily attributable to the Brazil acquisition.

Depreciation and Amortization

Depreciation and amortization charges totaled $505,000 for the three months ended March 31, 2017, and $488,000 for the same period in 2016.

Interest (Income) Expense

The Company's net interest income was $(46,000) for the three months ended March 31, 2017, compared to $28,000 interest expense for the three months ended March 31, 2016. The change was primarily due to interest earned on cash in South Africa.

Other Income

Other income totaled $62,000 and $24,000 for the three months ended March 31, 2017 and 2016, respectively, with the increases primarily in South Africa and Mexico.

SPAR Group, Inc. and Subsidiaries

Income Taxes

Income tax expense was $419,000 for the three months ended March 31, 2017, compared to $5,000 for the three months ended March 31, 2016. The increase in tax expense was primarily due to tax on the distribution of earnings received from our South African subsidiary.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $418,000 and $298,000 for the three months ended March 31, 2017 and 2016, respectively.

Net Loss

The Company reported a net loss of $(244,000) for the three months ended March 31, 2017, or $(0.01)per diluted share, compared to a net loss of $(139,000), or $(0.01) per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the three months ended March 31, 2017, the Company had a net income before non-controlling interest of $174,000.

Net cash provided by operating activities was $6.3 million and $4.4 million for the three months ended March 31, 2017 and 2016, respectively. The net cash provided by operating activities during the three months ended March 31, 2017 was primarily due to cash-impacting earnings and a decrease in accounts receivable, plus increases in accounts payable and accrued expenses and other current liabilities.

Net cash used in investing activities for the three months ended March 31, 2017 and 2016, was approximately $300,000 and $400,000, respectively. The net cash used in investing activities during the three months ended March 31, 2017 was due to fixed asset additions, primarily capitalized software.

Net cash used in financing activities for the three months ended March 31, 2017, was approximately $5.3 million, compared to $2.2 million used in financing activities for the three months ended March 31, 2016. Net cash used in financing activities during the three months ended March 31, 2017 was primarily a result of net payments on lines of credit, and also a distribution to non-controlling local investors in South Africa.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the three months ended March 31, 2017 of $949,000.

At March 31, 2017, the Company had net working capital of $10.3 million, as compared to net working capital of $12.5 million at December 31, 2016. The Company's current ratio was 1.4 at both March 31, 2017 and December 31, 2016.

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

SPAR Group, Inc. and Subsidiaries

The Company is exposed to market risk related to the variable interest rate on its lines of credit, both in its United States subsidiaries (i.e., the Domestic Division) and in its International (non-U.S.) subsidiaries (i.e., the International Division). At March 31, 2017, the Company's outstanding lines of credit and other debt totaled approximately $6.5 million, as noted in the table below (in thousands):

Location	Variable Interest Rate (1)			US Dollars (2)
United States		4.5%		$5,800
International	0.1%	-	17.3%	730
				$6,530
(1)	Based on interest rate at March 31, 2017.
(2)	Based on exchange rate at March 31, 2017.

The Company has foreign currency exposure associated with its international subsidiaries. In both 2017 and 2016, these exposures are primarily concentrated in the South African Rand, the Canadian Dollar, the Mexican Peso, the Australian Dollar, the Japanese Yen, the Chinese Yuan, and the Brazilian Real.

Item 4.      Controls and Procedures

Restatement of Previously Issued Financial Statements

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the restatement described in the filing of this Form 10-Q, where we restated our consolidated balance sheet, consolidated statements of operations and comprehensive income and consolidated statements of equity. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 at the reasonable assurance level, to enable us to record, process, summarize and report information required to be disclosed by us in reports that we file or submit within the time periods specified in the SEC rules or forms due to the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of our disclosure controls and procedures as of March 31, 2017, we identified a material weakness in our internal control over financial reporting associated with the recognition of accumulated other comprehensive loss both in the equity section of the consolidated balance sheet and the comprehensive loss portion of the consolidated statement of income and comprehensive loss.

The Company did not design and maintain effective control over the assessment of the presentation of foreign currency translation adjustments when preparing the consolidated financial statements. While this is considered a material weakness in internal control over financial reporting, the Company determined that the related impact was not material to the results of operations or financial position for any prior annual or interim period as described above in Note 2 of the Company’s prior period financial statements for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

Other than the material weakness as set forth above during the quarter ended March 31, 2017 there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2017 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Remediation Initiatives

We have taken, and continue to take, the actions described below to remediate the identified material weakness. As we continue to evaluate and work to improve our internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or modify the remediation efforts, or in appropriate circumstances not to complete certain of the remediation measures described in this section. While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested, and determined effective, the material weakness described above will continue to exist.

To address this material weakness, our management has implemented new procedures and internal controls surrounding the reporting of its majority owned international subsidiaries to ensure comprehensive income (loss) and non-controlling interest are properly adjusted to account for the impact of foreign currency translation.

As a smaller reporting company, the Company is not required to obtain an attestation report from the Company's independent registered public accounting firm regarding internal control over financial reporting, and accordingly, such an attestation has not been obtained or included in this Quarterly Report.

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its estimated or desired assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

The Company executes the services it provides to its domestic clients through independent field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), almost all of whom are independent contractors. Substantially all of the Company's domestic Field Specialists are engaged and provided as independent contractors by SBS. For contractual details and payment amounts, see Note 6 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company during the three month periods ended March 31, 2017 and 2016 (in the amounts of $85,000 and $354,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment, settlement, or related tax, penalty, or interest in any legal challenge or other proceeding, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there are no assurances that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any judgment against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California, in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified as independent contractors at any time between July 16, 2008, and June 30, 2014. Ms. Clothier alleged that she and other class members were misclassified as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of California minimum wage and overtime laws. The Company was subsequently dismissed from the action without prejudice. The court ordered that the case be heard in two phases. Phase one was limited to the determination of whether members of the class were misclassified as independent contractors. After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees. The parties have now moved into phase two to determine damages (if any). No trial date for phase two has been set and the parties are currently engaged in discovery as to the measure of damages in this case. SBS has advised the Company that SBS will appeal the adverse phase one determination when permitted under the court's rules.

SPAR Group, Inc. and Subsidiaries

SBS Rodgers Litigation

Maceo Rodgers was engaged by and provided services to SBS pursuant to the terms of his "Master Agreements" with SBS acknowledging his engagement as an independent contractor. On February 21, 2014, Rodgers filed suit against SBS, Robert G. Brown and William H. Bartels, styled Civil Action No. 3:14-CV-00055, in the U.S. District Court for the Southern District of Texas (Galveston Division). Plaintiff asserted claims on behalf of himself and an alleged class of similarly situated individuals who provided services to SBS as independent contractors at any time on or after July 15, 2012, claiming they all were misclassified as independent contractors and that, as a result of this misclassification, the Defendants improperly underpaid them in violation of the Fair Labor Standards Act's overtime and minimum wage provisions. Although the Court conditionally certified the class on December 8, 2015, only 61 individuals joined the action as opt-in plaintiffs, and all but 11 of them have potentially disqualifying arbitration provisions, residences outside the class's geographic area, or late opt-in filings, and are being challenged by the Defendants in various pending motions, including a motion to decertify the class.

SBS and SGRP Hogan Litigation

Paradise Hogan was engaged by and provided services to SBS as an independent contractor pursuant to the terms of an "Independent Contractor Master Agreement" with SBS acknowledging his engagement as an independent contractor. On January 6, 2017, Hogan filed suit against SBS and SPAR Group, Inc. ("SGRP" and part of the Company), styled Civil Action No. 1:17-cv-10024-LTS, in the U.S. District Court for District of Massachusetts. Hogan initially asserted claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS and SGRP as independent contractors. Hogan alleged that he and other alleged class members were misclassified as independent contractors, and as a result of this purported misclassification, Hogan asserted claims on behalf of himself and the alleged Massachusetts class members under the Massachusetts Wage Act and Minimum Wage Law for failure to pay overtime and minimum wages, as well as state law claims for breach of contract, unjust enrichment, quantum meruit, and breach of the covenant of good faith and fair dealing. In addition, Hogan asserted claims on behalf of himself and the nationwide class for violation of the Fair Labor Standards Act's overtime and minimum wage provisions. On March 28, 2017, Defendants moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted. Plaintiff’s counsel subsequently notified SGRP’s attorney of their intent to amend their Complaint without prejudice. The Amended Complaint, which was filed on May 2, 2017, eliminated all of Plaintiff’s claims except for a single claim against SGRP for failure to pay Hogan and a similarly situated class of Massachusetts independent contractors all wages under the Massachusetts Wage Act and a separate, but identical claim against SBS. The result of the amendment significantly narrowed the scope of the litigation and eliminated the original nationwide Fair Labor Standards Act claims. Defendants have been granted leave to refile their motion to compel arbitration pursuant to Hogan’s agreement, to dismiss or stay Hogan’s case pending arbitration, and to dismiss Hogan’s case for failure to state a specific claim upon which relief could be granted. Defendants’ motion is due on May 24, 2017.

Potential Adverse Effects of the SBS Litigation

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company), any claim by SBS, any other related party or any third party that the Company is somehow liable for any judgment against SBS or other related party, any judicial determination that the Company is somehow liable for any judgment against SBS or other related party (in whole or in part), any decrease in SBS's performance (quality or otherwise), any inability by SBS to execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected. See Note 6 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

SPAR Group, Inc. and Subsidiaries

Item 1A.      Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2016 Annual Report, which risk factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since the 2016 Annual Report other than as disclosed below.

We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect investor views of us and the value of our common stock.

As a public company, we are required to comply with the standards adopted by the Public Company Accounting Oversight Board in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, regarding internal control over financial reporting. In connection with our evaluation of compliance, we identified a material weakness in our internal control over financial reporting as of March 31, 2017. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the first quarter of 2017, we have identified a material weakness in our internal control over financial reporting associated with the recognition of accumulated other comprehensive loss both in the equity section of the consolidated balance sheet and the comprehensive loss portion of the consolidated statement of income and comprehensive loss. Specifically, the Company previously attributed 100% of the foreign currency translation adjustment recorded in annual comprehensive loss to the Company compared to allocating a proportionate amount to the non-controlling interest portion on both the consolidated balance sheet and the consolidated statement of income and comprehensive loss. To address this material weakness, our management has implemented new procedures and internal controls surrounding the reporting of its majority owned international subsidiaries to insure comprehensive income (loss) and non-controlling interest are properly adjusted to account for the impact of foreign currency translation. However, these steps will take time to fully integrate and confirm, and until the remediation steps are fully implemented and tested, the material weakness will continue to exist.

If we fail to remediate the identified material weakness or identify further material weaknesses, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. In addition, our failure to timely file our periodic reports could eventually result in the delisting of our common stock from the New York Stock Exchange, regulatory sanctions from the SEC, and/or the breach of covenants in our credit facilities or of any preferred equity or debt securities we may issue in the future, any of which could have a material adverse impact on our operations and your investment in our common stock.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.       Defaults upon Senior Securities

Not applicable.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

10.1	Waiver letter from Sterling National Bank, dated as of April 13, 2017, as filed herewith.

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Date: May 22, 2017	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer, and Secretary