Form 10-Q
period 2017-06-30
SPAR GROUP INC
filed 2017-08-14
CIK 1004989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2017.

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

On August 9, 2017, there were 20,602,008 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:       FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(revised) (1)
Assets
Current assets:
Cash and cash equivalents	$8,309	$7,324
Accounts receivable, net	32,435	33,669
Prepaid expenses and other current assets	1,857	1,299
Total current assets	42,601	42,292

Property and equipment, net	2,487	2,536
Goodwill	1,836	1,847
Intangible assets, net	2,037	2,340
Deferred income taxes	4,869	4,694
Other assets	1,832	1,142
Total assets	$55,662	$54,851

Liabilities and equity
Current liabilities:
Accounts payable	$5,696	$5,567
Accrued expenses and other current liabilities	12,171	9,766
Due to affiliates	2,584	3,349
Customer incentives and deposits	1,528	1,305
Lines of credit and short-term loans	8,802	9,778
Total current liabilities	30,781	29,765
Long-term debt and other liabilities	40	4
Total liabilities	30,821	29,769

Commitments and Contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares– None – June 30, 2017 and December 31, 2016	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 20,680,717 – June 30, 2017 and December 31, 2016	207	207
Treasury stock, at cost 42,460 shares – June 30, 2017 and 37,877 shares – December 31, 2016	(51)	(51)
Additional paid-in capital	16,198	16,093
Accumulated other comprehensive loss	(2,021)	(2,407)
Retained earnings	5,999	5,835
Total SPAR Group, Inc. equity	20,332	19,677
Non-controlling interest	4,509	5,405
Total equity	24,841	25,082
Total liabilities and equity	$55,662	$54,851

(1)	See Note 2 Correction of Prior Period Financial Statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(revised) (1)		(revised) (1)
Net revenues	$42,722	$29,732	$82,608	$56,343
Cost of revenues	33,765	22,705	65,604	43,147
Gross profit	8,957	7,027	17,004	13,196

Selling, general and administrative expense	7,452	5,763	14,510	11,277
Depreciation and amortization	534	484	1,039	972
Operating income	971	780	1,455	947

Interest expense	54	31	7	60
Other (income), net	(135)	(80)	(197)	(105)
Income before income tax expense	1,052	829	1,645	992

Income tax expense	278	226	697	231
Net income	774	603	948	761
Net income attributable to non-controlling interest	(431)	(320)	(849)	(618)
Net income attributable to SPAR Group, Inc.	$343	$283	$99	$143

Basic and diluted income per common share:	$0.02	$0.01	$0.00	$0.01

Weighted average common shares – basic	20,647	20,569	20,648	20,566

Weighted average common shares – diluted	21,312	21,328	21,336	21,331

Net income	$774	$603	$948	$761
Other comprehensive income (loss):
Foreign currency translation adjustments	578	(213)	742	(701)
Comprehensive income	1,352	390	1,690	60
Comprehensive (income) attributable to non-controlling interest	(689)	(173)	(1,205)	(156)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$663	$217	$485	$(96)

(1)	See Note 2 Correction of Prior Period Financial Statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statement of Equity

(unaudited) (revised) (1)

(In thousands)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2017	20,681	$207	38	$(51)	$16,093	$(2,407)	$5,835	$5,405	$25,082

Share-based compensation	–	–	–	–	130	–	–	–	130
Purchase of treasury shares	–	–	30	(32)	–	–	–	–	(32)
Reissued treasury shares – RSU's	–	–	(4)	5	(5)	–	–	–	–
Exercise of stock options	–	–	(21)	27	(20)	–	–	–	7
Distributions to non-controlling investors	–	–	–	–	–	–	–	(2,101)	(2,101)
Adoption of ASU 2016-09 (Note 12)	–	–	–	–	–	–	65	–	65
Other comprehensive income	–	–	–	–	–	386	–	356	742
Net income	–	–	–	–	–	–	99	849	948
Balance at June 30, 2017	20,681	$207	43	$(51)	$16,198	$(2,021)	$5,999	$4,509	$24,841

(1)	See Note 2 Correction of Prior Period Financial Statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$948	$761
Adjustments to reconcile net income to net cashprovided by operating activities
Depreciation and amortization	1,039	972
Bad debt expense, net of recoveries	68	21
Share based compensation	130	183
Changes in operating assets and liabilities:
Accounts receivable	1,062	(578)
Prepaid expenses and other assets	(1,283)	(1,639)
Accounts payable	156	429
Accrued expenses, other current liabilities and customer incentives and deposits	1,743	297
Net cash provided by operating activities	3,863	446

Investing activities
Purchases of property and equipment and capitalized software	(640)	(732)
Net cash used in investing activities	(640)	(732)

Financing activities
Net (payments) borrowing on lines of credit	(608)	635
Proceeds from stock options exercised	7	3
Payments on term debt	(289)	(14)
Payments on capital lease obligations	(7)	–
Purchase of treasury shares	(32)	–
Distribution to non-controlling investors	(2,101)	(286)
Net cash (used in) provided by financing activities	(3,030)	338

Effect of foreign exchange rate changes on cash	792	(743)
Net change in cash and cash equivalents	985	(691)
Cash and cash equivalents at beginning of year	7,324	5,718
Cash and cash equivalents at end of period	$8,309	$5,027

Supplemental disclosure of cash flows information
Interest paid	$128	$67
Income taxes paid	$198	$123
Increase in deferred tax asset due to adoption of ASU 2016-09 (Note 12)	$65	$–

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

In connection with the preparation of the Company’s consolidated financial statements for the three months ended March 31, 2017, the Company identified an error in the recognition of accumulated other comprehensive loss both in the equity section of the consolidated balance sheet, consolidated statement of equity and the comprehensive loss portion of the consolidated statement of income and comprehensive loss. In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the related impact was not material to the results of operations or financial position for any prior annual or interim period. The correction of this error required reclassification of $1.6 million between comprehensive loss attributable to the Company and comprehensive loss attributable to non-controlling interest for the year ended December 31, 2016. Accordingly, the Company corrected the consolidated balance sheet and consolidated statement of income and comprehensive loss as of and for the year ended December 31, 2016 and will correct these errors for all prior periods presented by revising the appropriate consolidated financial statements. The impact to the consolidated balance sheet as of December 31, 2016 and the consolidated statements of income and comprehensive loss for the three and six months ended June 30, 2016, the three and nine months ended September 30, 2016, and the year ended December 31, 2016 is as follows:

1.     Basis of Presentation

The unaudited, interim consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the second quarter ended June 30, 2017 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2016 has been compiled from the Company’s audited consolidated balance sheet as of such date. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the "SEC") on April 17, 2017 (the "2016 Annual Report"), and SGRP's Proxy Statement for its 2017 Annual Meeting of Stockholders as filed with the SEC on April 28, 2017 (the "2017 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2016 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2017 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year.

2.     Correction of Prior Period Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the three months ended March 31, 2017, the Company identified an error in the recognition of accumulated other comprehensive loss both in the equity section of the consolidated balance sheet, consolidated statement of equity and the comprehensive loss portion of the consolidated statement of income and comprehensive loss. In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the related impact was not material to the results of operations or financial position for any prior annual or interim period. The correction of this error required reclassification of $1.6 million between comprehensive loss attributable to the Company and comprehensive loss attributable to non-controlling interest for the year ended December 31, 2016. Accordingly, the Company corrected the consolidated balance sheet and consolidated statement of income and comprehensive loss as of and for the year ended December 31, 2016 and will correct these errors for all prior periods presented by revising the appropriate consolidated financial statements. The impact to the consolidated balance sheet as of December 31, 2016 and the consolidated statements of income and comprehensive loss for the three and six months ended June 30, 2016, the three and nine months ended September 30, 2016, and the year ended December 31, 2016 is as follows:

Consolidated Balance Sheets (in thousands):

	As of June 30, 2016
	As Reported	Adjusted	As Revised

Accumulated other comprehensive loss	$(3,570)	$1,479	$(2,091)
Total SPAR Group, Inc. equity	$18,330	$1,479	$19,809
Non-controlling interest	$6,028	$(1,479)	$4,549

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	As of September 30, 2016			As of December 31, 2016
	As Reported	Adjusted	As Revised	As Reported	Adjusted	As Revised

Accumulated other comprehensive loss	$(3,364)	$1,373	$(1,991)	$(3,995)	$1,588	$(2,407)
Total SPAR Group, Inc. equity	$18,572	$1,373	$19,945	$18,089	$1,588	$19,677
Non-controlling interest	$6,574	$(1,373)	$5,201	$6,993	$(1,588)	$5,405

Consolidated Statement of Income and Comprehensive Loss (in thousands):

	Three months ended June 30, 2016			Six months ended June 30, 2016
	As Reported	Adjusted	As Revised	As Reported	Adjusted	As Revised

Comprehensive income attributable to non-controlling interest	$(320)	$147	$(173)	$(618)	$462	$(156)
Comprehensive loss attributable to SPAR Group, Inc.	$70	$147	$217	$(558)	$462	$(96)

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	As Reported	Adjusted	As Revised	As Reported	Adjusted	As Revised

Comprehensive income attributable to non-controlling interest	$(546)	$(105)	$(651)	$(1,164)	$357	$(807)
Comprehensive loss attributable to SPAR Group, Inc.	$147	$(105)	$42	$(411)	$357	$(54)

	Twelve months ended December 31, 2016
	As Reported	Adjusted	As Revised

Comprehensive income attributable to non-controlling interest	$(1,583)	$572	$(1,011)
Comprehensive loss attributable to SPAR Group, Inc.	$(953)	$572	$(381)

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.     Business and Organization

The Company is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandiser, office supply, grocery, drug, dollar, independent, convenience, toy, home improvement and electronics stores, as well as providing furniture and other product assembly services, audit services, in-store events, technology services and marketing research.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at the store level, and the Company may be engaged by either the retailer or the manufacturer. Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, replenishing kiosks, providing in-store event staffing and providing assembly services in stores, homes and offices. Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, audit services, special seasonal or promotional merchandising, focused product support and product recalls. The Company also provides technology services and marketing research services.

As of June 30, 2017, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which has provided services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

4.     Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to SPAR Group, Inc.	$343	$283	$99	$143

Denominator:
Weighted average shares used in basic net income per share calculation	20,647	20,569	20,648	20,566

Weighted average shares used in diluted net income per share calculation	21,312	21,328	21,336	21,331

Basic and diluted net income per common share	$0.02	$0.01	$0.00	$0.01

5.     Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries (namely SPAR Marketing Force, Inc., SPAR Assembly & Installation, Inc. (F/K/A SPAR National Assembly Services, Inc.), SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc.), and SPAR Canada Company ("SCC") (together with SGRP and SCC, each a "Borrower") are parties to a Revolving Loan and Security Agreement dated July 6, 2010, as amended in June 2011, July 2012, January 2013, July 2013, October 2013, June 2014, September 2015, December 2016, March 2017, April 2017 and June 2017 (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $9.0 million (see below) to the Lender (as amended by all loan amendments, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility currently is scheduled to expire and the Borrowers' loans thereunder will become due on September 6, 2017.

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

The amendment to the Sterling Loan Agreement dated as of December 22, 2016, among other things, increased the maximum principal amount of the Secured Revolving Loan Note to $9.0 million until January 31, 2017 and increased the interest rate to Prime plus one half of one percent. The amendment to the Sterling Loan Agreement dated as of March 3, 2017, among other things, extended the Secured Revolving Loan Note of $9.0 million until July 6, 2017 and the amendment dated as of April 13, 2017, among other things, provided for a waiver of the Company’s default on its Fixed Charge Ratio (“FCR”) for the year ended December 31, 2016 and provided for an adjustment to its FCR for 2017. The June 27, 2017 amendment to the Sterling Loan Agreement extended the termination date to September 6, 2017.

The Sterling Loan Agreement requires the Borrowers to maintain certain financial covenants, including maintenance by the Borrowers of a minimum combined tangible net worth of $7.4 million and minimum consolidated tangible net worth of $10.0 million, with those figures increasing by at least 50% of combined and consolidated net profit each year, respectively. In addition, the Borrowers and the Company must not exceed a maximum combined indebtedness to tangible net worth ratio of 3.0 to 1.0, and the Borrowers must maintain a minimum fixed charge coverage ratio of 1.5 to 1.0. Also, capital expenditures for the Borrowers cannot exceed $2.0 million during any fiscal year, and, on a consolidated basis, the Company's year-end operations may not result in a loss or deficit, as determined in accordance with GAAP. The Company was in compliance with its financial covenants at June 30, 2017.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $922,000 USD (based upon the exchange rate at June 30, 2017). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request. The outstanding balance as of June 30, 2017 was $298,000 USD.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20.0 million Yen (Japanese), or approximately $178,000 USD. The loan is payable in monthly installments of 238,000 Yen or approximately $2,100 USD at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at June 30, 2017, was approximately 2.2 million Yen or $19,000 USD (based upon the exchange rate at June 30, 2017), all of which is now classified as short term.

On November 29, 2016, SPAR Brazil established a line of credit with Itau Bank for 1.5 million Brazilian Real or approximately $454,000 USD (based upon the exchange rate at June 30, 2017). The line of credit expires November 29, 2017, and the current interest rate is 2.08% per month. The outstanding balance at June 30, 2017 was zero.

On December 26, 2016, SPAR Brazil secured a term loan with Bradesco Bank for 2.0 million Brazilian Real or approximately $605,000 USD (based upon the exchange rate at June 30, 2017). The term loan is payable in monthly installments of 184,000 Brazilian Real or approximately $56,000 USD at an annual interest rate of 17.3% with a maturity date of December 15, 2017. As of June 30, 2017, 878,000 Brazilian Real or $266,000 USD was outstanding (based upon the exchange rate at June 30, 2017).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Bank for 5.0 million Mexican Pesos or approximately $277,000 USD (based upon the exchange rate at June 30, 2017). The revolving line of credit was secured on March 15, 2016 and expires March 2018. The variable interest rate is TIIE (Interbank Interest Rate) +4% which resulted in an annual interest rate of 11.5% at the end of June 2017. The outstanding balance at June 30, 2017 was $119,000.

The Company had scheduled future maturities of loans as of June 30, 2017, approximately as follows (dollars in thousands):

	Interest Rate as of June 30, 2017	2017	2018
USA - Sterling National Bank	4.8%	$8,100	$–
Japan - Mizuho Bank	0.1%	13	6
Australia - Oxford Funding Pty Ltd.	6.4%	298	–
Brazil – Bradesco Bank	17.3%	266	–
Mexico - BBA Bancomer	11.5%	119	–
Total		$8,796	$6

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	June 30, 2017	December 31, 2016
Unused Availability:
United States	$662	$500
Australia	624	688
Mexico	158	241
Brazil	454	–
Total Unused Availability	$1,898	$1,429

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

In addition, in order to (among other things) assist the Board and the Audit Committee in connection with an overall review of the Company’s related party transactions and certain worker classification-related litigation matters, in April 2017 the Board formed a special subcommittee of the Audit Committee (the "Special Subcommittee") to (among other things) review the structure, documentation, fairness, conflicts, fidelity, appropriateness, and practices respecting each of the relationships and transactions discussed in this Note 6 (including those described in this Note under Domestic Related Party Services, below). The Special Subcommittee commenced that review in the first quarter of 2017 with the assistance of special auditors and counsel and is currently reviewing the preliminary results of such review, including the feedback received from its special auditors and counsel. The Company is currently unable to predict the remaining duration and final results of this review by the Special Subcommittee. See Note 9 to the Company's Consolidated Financial Statements – Commitments and Contingencies – Legal Matters, below.

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

The Company executes the services it provides to its domestic clients primarily through independent field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided by SBS, and administers those services through local and regional administrators, substantially all of whom are provided by SAS. The Company paid $12.8 million and $10.3 million during the six months ended June 30, 2017 and 2016, respectively, to SBS for its provision as needed of approximately 5,230 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 81% and 80% of the Company's total domestic Field Specialist expense for the six months ended June 30, 2017 and 2016, respectively). The Company paid $2.1 million for both the six months ended June 30, 2017 and 2016, to SAS for its provision of its 56 and 50 full-time regional and district administrators as of June 30, 2017 and 2016, respectively (which amounted to approximately 90% and 92% of the Company's total domestic field administrative service cost for the six months ended June 30, 2017 and 2016). In addition to these field service and administration expenses, SAS also incurs other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses and SBS incurs expenses for processing vendor payments, legal defense and other administrative expenses (but those expenses are only reimbursed by SGRP to the extent approved by the Company as described below). The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of and invoiced to SBS and SAS, was $14.9 and $12.5 million, for the six months ended June 30, 2017 and 2016, respectively.

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

No SBS compensation to any officer, director or other related party has been reimbursed or approved to date by the Company, and no such compensation reimbursements were made or approved under SBS's Prior Agreement. This is not a restriction on SBS since SBS is not controlled by the Company and may pay any compensation to any person that SBS desires out of its own funds. However, SBS has attempted to invoice the Company monthly for certain such compensation payments from July of 2015 through December 2016, but the Company has rejected those invoices as non-reimbursable expenses. Since SBS is a "Subchapter S" corporation, all income from SBS is allocated to its stockholders (see above).

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

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company for the six months ended June 30, 2017 and 2016 (in the amounts of $179,000 and $443,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment, settlement, or related tax, penalty, or interest in any legal challenge or other proceeding, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there are no assurances that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any judgment against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

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

International Related Party Services:

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Brian Mason, Mr. Garry Bristow, and Mr. Adrian Wingfield. Mr. Mason is President and a director and Mr. Bristow is an officer and director of Meridian. Mr. Mason is also an officer and director and 50% shareholder of Merhold Property Trust ("MPT"). Mr. Mason and Mr. Bristow are both officers and directors and both own 50% of Merhold Cape Property Trust ("MCPT"). Mr. Mason, Mr. Bristow and Mr. Wingfield are all officers and own 46.7%, 20% and 33.3%, respectively of Merhold Holding Trust ("MHT") which provides services similar to those provided by MPT. MPT owns the building where Meridian is headquartered and also owns 2 vehicles both of which are subleased to Meridian. MCPT provides a fleet of 126 vehicles to Meridian under a 4 year lease program. These leases are provided to Meridian at local market rates included in the summary table below.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SPAR Todopromo is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Juan F. Medina Domenzain, Juan Medina Staines, Julia Cesar Hernandez Vanegas, and Jorge Medina Staines. Mr. Juan F. Medina Domenzain is an officer and director of SPAR Todopromo and is also majority shareholder (90%) of CONAPAD ("CON") which supplied administrative and operational consulting support to SPAR Todopromo for the three and six month periods ended June 30, 2017 and 2016.

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

The Company believes it is the largest and most important customer of SBS, SAS, NRS, MPT, MCPT, MHT, CON, JFMD and KMSA (and from time to time may be each entity's only customer), and accordingly the Company generally has been able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS, NRS, MPT, MCPT, MHT, CON, JFMD and KMSA than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. SBS, SAS and other material affiliate contracts and arrangements are annually reviewed and considered for approval by SGRP's Audit Committee, subject to the ongoing negotiations with SBS as described above.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Related Party Services:

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Services provided by affiliates:
Field merchandiser and other expenses (SBS)	$6,929	$5,390	$12,805	$10,337
Field administration and other expenses (SAS)	1,055	989	2,129	2,127
Office and vehicle rental expenses (MPT)	16	12	32	24
Vehicle rental expenses (MCPT)	296	194	600	373
Office and vehicle rental expenses (MHT)	42	26	83	51
Consulting and administrative services (CON)	57	83	153	167
Legal Services (KMSA)	23	–	46	–
Warehousing rental (JFMD)	12	–	23	–

Total services provided by affiliates	$8,430	$6,694	$15,871	$13,079

Due to affiliates consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Loans from local investors:(1)
Australia	$246	$231
Mexico	1,001	1,001
Brazil	139	139
China	303	761
NMS LLC	–	348
Accrued Expenses due to affiliates:
SBS/SAS	895	869
Total due to affiliates	$2,584	$3,349

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

7.      Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At June 30, 2017, no shares of SGRP Series A Preferred Stock were issued and outstanding.

8.      Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option, restricted share awards, and performance stock units. As of June 30, 2017, approximately 1,378,000 SGRP shares were available for Award grants under the amended 2008 Plan. In the second quarter, there were 70,000 options awarded to officers and certain employees and 40,000 options were awarded to the outside directors of SPAR Group, Inc.

The Company recognized $63,000 and $70,000 in stock-based compensation expense relating to stock option awards during the three month periods ended June 30, 2017 and 2016, respectively. The tax benefit available from stock based compensation expense related to stock option during the three months ended June 30, 2017 and 2016 was approximately $12,000 and $27,000 respectively. The Company recognized $109,000 and $151,000 in stock-based compensation expense relating to stock option Awards during the six month periods ended June 30, 2017 and 2016, respectively. The tax benefit, available to the Company, from stock based compensation expense related to stock options during the six months ended June 30, 2017 and 2016 was approximately $41,000 and $57,000, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of June 30, 2017, total unrecognized stock-based compensation expense related to stock options was $193,000.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

During the three months ended June 30, 2017 and 2016, the Company recognized approximately $12,000 and $18,000, respectively of stock based compensation expense related to restricted stock. The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended June 30, 2017 and 2016 was approximately $5,000 and $7,000, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized approximately $21,000 and $32,000, respectively, of stock-based compensation expense related to restricted stock. The tax benefit, available to the Company, from stock based compensation expense related to restricted stock during the six months ended June 30, 2017 and 2016 was approximately $7,900 and $11,400, respectively. However, since the Company has NOL's available for the next several years, these tax benefits have not been realized as of this report. As of June 30, 2017, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $35,000.

9.     Commitments and Contingencies

Legal Matters

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

The Company executes the services it provides to its domestic clients primarily through independent field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), almost all of whom are engaged and provided as independent contractors by SBS. For contractual details and payment amounts, see Note 6 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company during the three month periods ended June 30, 2017 and 2016 (in the amounts of $93,000 and $89,000, respectively), and the six month periods ended June 30, 2017 and 2016 (in the amounts of $179,000 and $443,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment, settlement, or related tax, penalty, or interest in any legal challenge or other proceeding, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there are no assurances that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any judgment against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California, in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified as independent contractors at any time between July 16, 2008, and June 30, 2014. Ms. Clothier alleged that she and other class members were misclassified as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of various California minimum wage and overtime laws. The Company was subsequently dismissed from the action without prejudice. The court ordered that the case be heard in two phases. Phase one was limited to the determination of whether members of the class were misclassified as independent contractors. After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees. The parties have now moved into phase two to determine damages (if any). No trial date for phase two has been set and the parties are currently engaged in discovery as to the measure of damages in this case. SBS has advised the Company that SBS will appeal the adverse phase one determination when permitted under the court's rules.

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

SBS and SGRP Hogan Litigation

Paradise Hogan was engaged by and provided services to SBS as an independent contractor pursuant to the terms of an "Independent Contractor Master Agreement" with SBS acknowledging his engagement as an independent contractor. On January 6, 2017, Hogan filed suit against SBS and SPAR Group, Inc. ("SGRP" and part of the Company), styled Civil Action No. 1:17-cv-10024-LTS, in the U.S. District Court for District of Massachusetts. Hogan initially asserted claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS and SGRP as independent contractors. Hogan alleged that he and other alleged class members were misclassified as independent contractors, and as a result of this purported misclassification, Hogan asserted claims on behalf of himself and the alleged Massachusetts class members under the Massachusetts Wage Act and Minimum Wage Law for failure to pay overtime and minimum wages, as well as state law claims for breach of contract, unjust enrichment, quantum meruit, and breach of the covenant of good faith and fair dealing. In addition, Hogan asserted claims on behalf of himself and the nationwide class for violation of the Fair Labor Standards Act's overtime and minimum wage provisions. On March 28, 2017, the Company moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted. Plaintiff’s counsel subsequently notified SGRP’s attorney of their intent to amend their Complaint without prejudice. The Amended Complaint, which was filed on May 2, 2017, eliminated all of Plaintiff’s claims except for a single claim against SGRP for failure to pay Hogan and a similarly situated class of Massachusetts independent contractors all wages under the Massachusetts Wage Act and a separate, but identical claim against SBS. The result of the amendment significantly narrowed the scope of the litigation and eliminated the original nationwide Fair Labor Standards Act claims. The Company was granted leave to refile their motion to compel arbitration to dismiss Hogan’s case pending arbitration, and to dismiss Hogan’s case for failure to state a specific claim upon which relief could be granted. The Company’s motion was filed on June 7, 2017, Plaintiff’s opposition to the Company’s motion was filed on June 21, 2017 and the Company thereafter filed a reply brief in support of its motion on June 30, 2017. The parties currently await a hearing date on the Company’s motion.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

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

The Company provides similar merchandising, business technology and marketing services throughout the world, operating within two reportable segments, its Domestic Division and its International Division. The Company uses those divisions to improve its administration and operational and strategic focuses, and it tracks and reports certain financial information separately for each of those divisions. The Company measures the performance of its Domestic and International Divisions and subsidiaries using the same metrics. The primary measurement utilized by management is operating profits, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into its local markets in an effort to improve market share and continued expansion efforts.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
United States	$13,685	$11,184	$25,006	$20,936
International	29,037	18,548	57,602	35,407
Total revenue	$42,722	$29,732	$82,608	$56,343

Operating income:
United States	$292	$362	$357	$64
International	679	418	1,098	883
Total operating income	$971	$780	$1,455	$947

Interest expense:
United States	$52	$27	$102	$52
International	2	4	(95)	8
Total interest expense	$54	$31	$7	$60

Other (income), net:

United States	$–	$–	$–	$–
International	(135)	(80)	(197)	(105)
Total other (income), net	$(135)	$(80)	$(197)	$(105)

Income before income tax expense:
United States	$240	$335	$255	$12
International	812	494	1,390	980
Total income before income tax expense	$1,052	$829	$1,645	$992

Income tax expense:
United States	$31	$123	$(85)	$(88)
International	247	103	782	319
Total income tax expense	$278	$226	$697	$231

Net income:
United States	$209	$212	$340	$100
International	565	391	608	661
Total net income	$774	$603	$948	$761

Depreciation and amortization:
United States	$340	$336	$679	$679
International	194	148	360	293
Total depreciation and amortization	$534	$484	$1,039	$972

Capital expenditures:
United States	$245	$262	$511	$506
International	87	99	181	226
Total capital expenditures	$332	$361	$692	$732

Note: There were no inter-company sales for the six months ended June 30, 2017 or 2016.

	June 30,	December 31,
	2017	2016
Assets:
United States	$22,416	$22,189
International	33,246	32,662
Total assets	$55,662	$54,851

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Geographic Data (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
International revenue:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Brazil	$8,157	19.1%	$–	–%	$18,100	21.9%	$–	–%
South Africa	6,916	16.2	4,721	15.9	12,943	15.7	8,935	15.9
Mexico	5,374	12.6	5,106	17.2	10,062	12.2	10,105	17.9
China	2,120	5.0	2,882	9.7	4,528	5.5	5,617	10.0
India	1,838	4.3	1,376	4.6	3,450	4.2	2,680	4.8
Japan	1,835	4.3	1,765	5.9	3,544	4.3	3,358	6.0
Canada	1,742	4.1	1,871	6.3	3,045	3.7	3,129	5.6
Australia	996	2.3	755	2.5	1,806	2.2	1,414	2.5
Turkey	59	0.1	72	0.2	124	0.2	169	0.3
Total international revenue	$29,037	68.0%	$18,548	62.3%	$57,602	69.9%	$35,407	63.0%

	June 30,	December 31,
	2017	2016
Long lived assets:
United States	$8,494	$8,594
International	4,567	3,965
Total long lived assets	$13,061	$12,559

11. Purchase of Interests in Subsidiaries

In September 2016, after acquiring SGRP Brasil Participações Ltda. ("SGRP Holdings"), a Brazilian limitada (which is a form of limited liability company), and establishing SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT"), in a series of related party transactions (See Note 6 to the Company's Consolidated Financial Statements - Related Party Transactions – International Related Party Services, above), SGRP Holdings and SPAR BSMT (the "Purchasers") entered into a Quota Purchase Agreement dated September 13, 2016 (the "NM QPA"), with Interservice Publicidade Sociedade Ltda., a Brazilian limitada, Momentum Promoções Ltda., a Brazilian limitada, and IPG Nederland B.V., a Netherlands company (collectively, the "Sellers"). The Sellers are subsidiaries of The Interpublic Group of Companies, Inc., a Delaware corporation ("Interpublic"), which is a global provider of advertising, media and other business services. The NM QPA provided for the acquisition by the Purchasers from the Sellers (the "NM Acquisition") of all of the equity shares (called "quotas") in New Momentum Ltda., a Brazilian limitada, and New Momentum Serviços Temporários Ltda., a Brazilian limitada (each a "NM Company" or collectively the "NM Companies"), two of Interpublic's "In Store" companies in Brazil. SPAR BSMT acquired 99% of the quotas issued by each NM Company and SGRP Holdings acquired 1% of the quotas issued by each NM Company pursuant to the NM QPA. The closing of the acquisition of the NM Companies was completed with the disbursement of the purchase price to the Sellers on September 19, 2016, effective as of close of business on September 13, 2016. The purchase price for the NM Companies was R$1,312,000 (approximately US$401,000). The Company has since changed the names of the NM Companies to SPAR Brasil Serviços LTDA. and SPAR Brasil Serviços Temporários LTDA.

Momentum Promoções Ltda., one of the Sellers, also agreed to provide certain transition services and continued use of certain existing office space to SPAR BSMT and each of the NM Companies (collectively, "SPAR Brazil"), pursuant to a Transition Services Agreement dated September 13, 2016 (the "Transition Agreement"), and a Sublease Agreement dated September 13, 2016 (the "Sublease"), respectively. The Sublease has an initial term of 12 months and requires monthly rent and back office support payments of R$205,417 (approximately $65,700 USD). After December 31, 2016, the Transition Agreement relating to Accounting Service, terminated on April 30, 2017 and for IT service, terminates on September 13, 2017.

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

For the six month period ended June 30, 2017, the Company reported revenue of $19.7 million and a net income of $46,000 related to this acquisition. The following table contains unaudited pro forma revenue and net income for SPAR Group, Inc. assuming SPAR Brasil closed on January 1, 2016 (in thousands):

	Revenue	Net Loss
Consolidated supplemental pro forma for the six month period ended June 30, 2016	$71,862	$(10)

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ("ASU 2016-15") which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard is effective for reporting periods after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. Generally Accepted Accounting Principles ("GAAP"), the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization's leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. As our operations are conducted in leased facilities, this ASU may require us to disclose additional information about our leasing activities. The Company plans to evaluate the impact of the new guidance on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, simplifying the balance sheet classification of deferred taxes by requiring all deferred taxes, along with any related valuation allowance, to be presented as noncurrent. This ASU is effective for the Company beginning in the first quarter of 2017, which the Company has applied retroactively. Upon the adoption of the guidance, the Company has reclassified $471,000 from current assets to non-current assets, and reduced both non-current and current liabilities by $2,389,000.

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

13.     Capital Lease Obligations

The Company has an outstanding capital lease obligation with an interest rate of 5.8%. The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Amortization	Net Book Value at June 30, 2017
January 2017	$76	$13	$63

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Annual future minimum lease payments required under the leases, together with the present value as of June 30, 2017, are as follows (in thousands):

Year Ending December 31,	Amount

2017	$14
2018	28
2019	28
Total	70
Less amount representing interest	7
Present value of net minimum lease payments included in accrued expenses and other current liabilities, and long term debt	$63

SPAR Group, Inc. and Subsidiaries

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), and this Quarterly Report has been filed by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward-looking statements" contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2016 (as filed, the "Annual Report"), as filed with the SEC on April 17, 2017, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders held on May 18, 2017 (the "Proxy Statement"), which SGRP filed with the SEC on April 28, 2017, and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

These forward-looking statements reflect the Company's Expectations, views, Risks and assumptions only as of the date of this Quarterly Report, and the Company does not intend, assume any obligation, or promise to publicly update or revise any forward-looking statements (including any Risks or Expectations) or other information (in whole or in part), whether as a result of new information, new or worsening Risks or uncertainties, changed circumstances, future events, recognition, or otherwise.

SPAR Group, Inc. and Subsidiaries

GENERAL

The Company is a diversified international merchandising, business technology and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandise, office supply, value, grocery, drug, independent, convenience, toy, home improvement and electronics stores. The Company also provides furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001. The Company currently does business in 10 countries that encompass approximately 50% of the total world population through its operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

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

Most manufacturers and retailers have been, and SPAR Group believes they will continue, outsourcing their merchandising and marketing service needs to third parties capable of operating at a lower cost by (among other things) serving multiple manufacturers simultaneously. The Company also believes that it is well positioned, as a domestic and international merchandising, business technology and marketing services company, to provide these services to retailers, manufacturers and other businesses around the world more effectively and efficiently than other available alternatives.

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

The Company's Domestic and International Geographic Segments:

The Company provides similar merchandising, business technology and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions. The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes, among other items, their respective net revenues, operating income and net income for each of the three and six month periods ended June 30, 2017 and 2016, and their respective assets as of June 30, 2017, and December 31, 2016, is provided above in Note 10 to the Company's Condensed Consolidated Financial Statements – Segment Information.

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

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended June 30, 2017, compared to three months ended June 30, 2016

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2017		2016
	$	%	$	%
Net revenues	$42,722	100.0%	$29,732	100.0%
Cost of revenues	33,765	79.0	22,705	76.4
Gross profit	8,957	21.0	7,027	23.6
Selling, general & administrative expense	7,452	17.4	5,763	19.4
Depreciation & amortization	534	1.2	484	1.6
Operating income	971	2.4	780	2.6
Interest expense, net	54	0.1	31	0.1
Other (income), net	(135)	(0.3)	(80)	(0.3)
Income before income taxes	1,052	2.6	829	2.8
Income tax expense	278	0.7	226	0.8
Net income	774	1.9	603	2.0
Net income attributable to non-controlling interest	(431)	(1.0)	(320)	(1.1)
Net income attributable to SPAR Group, Inc.	$343	0.9%	$283	0.9%

Net Revenues

Net revenues for the three months ended June 30, 2017, were $42.7 million, compared to $29.7 million for the three months ended June 30, 2016, an increase of $13.0 million or 43.7%. The increase in net revenue is primarily attributable to the acquisition of our Brazil subsidiary which contributed $8.2 million. In addition, the remainder of our international segment increased $2.3 million, and our domestic segment increased $2.5 million.

Domestic net revenues totaled $13.7 million in the three months ended June 30, 2017, compared to $11.2 million for the same period in 2016, an increase of 22.4%. The increase was primarily due to an increase in project work compared to last year.

International net revenues totaled $29.0 million for the three months ended June 30, 2017, compared to $18.5 million for the same period in 2016, an increase of $10.5 million or 56.6%. The increase in net revenues was primarily due to the September 2016 acquisition of our Brazilian operation which added $8.2 million and an increase in South Africa of $2.2 million.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 79.0% of its net revenues for the three months ended June 30, 2017, and 76.4% of its net revenues for the three months ended June 30, 2016.

Domestic cost of revenues was 71.7% of net revenues for the three months ended June 30, 2017, and 69.5% of net revenues for the three months ended June 30, 2016. The increase in cost of revenues as a percentage of net revenues of 2.2 percentage points was due primarily to continued price pressure and an unfavorable mix of project work compared to the same period last year. For the three months ended June 30, 2017 and 2016, approximately 80.8% and 80.9%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively. (See Note 6 to the Condensed Consolidated Financial Statements - Related-Party Transactions.)

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 82.5% of net revenues for the three months ended June 30, 2017, compared to 80.5% of net revenues for the three months ended June 30, 2016. The cost of revenue increase of 2.0 percentage points was primarily due to a mix of higher cost margin business in Brazil, China and South Africa.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $7.5 million and $5.8 million for the three months ended June 30, 2017 and 2016, respectively.

Domestic selling, general and administrative expenses totaled $3.2 million and $2.7 million for the three month periods ended June 30, 2017 and 2016, respectively. The increase in selling, general and administrative expense was directly related to increased spending on accounting and legal services.

International selling, general and administrative expenses totaled $4.2 million for the three months ended June 30, 2017, compared to $3.1 million for the same period in 2016. The increase of approximately $1.1 million was primarily attributable to the Brazil acquisition.

Depreciation and Amortization

Depreciation and amortization charges totaled $534,000 for the three months ended June 30, 2017, and $484,000 for the same period in 2016.

Interest Expense

The Company's net interest expense was $54,000 for the three months ended June 30, 2017, compared to $31,000 for the three months ended June 30, 2016.

Other Income

Other income totaled $135,000 and $80,000 for the three months ended June 30, 2017 and 2016, respectively, with the increase primarily in South Africa.

Income Taxes

Income tax expense was $278,000 for the three months ended June 30, 2017, compared to $226,000 for the three months ended June 30, 2016.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $431,000 and $320,000 for the three months ended June 30, 2017 and 2016, respectively.

Net Income

The Company reported net income of $343,000 for the three months ended June 30, 2017, or $0.02 per diluted share, compared to a net income of $283,000, or $0.01 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Six months ended June 30, 2017, compared to six months ended June 30, 2016

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2017		2016
	$	%	$	%
Net revenues	$82,608	100.0%	$56,343	100.0%
Cost of revenues	65,604	79.4	43,147	76.6
Gross profit	17,004	20.6	13,196	23.4
Selling, general & administrative expense	14,510	17.6	11,277	20.0
Depreciation & amortization	1,039	1.3	972	1.7
Operating income	1,455	1.7	947	1.7
Interest expense, net	7	0.0	60	0.1
Other (income), net	(197)	(0.2)	(105)	(0.2)
Income before income taxes	1,645	1.9	992	1.8
Income tax expense	697	0.8	231	0.4
Net income	948	1.1	761	1.4
Net income attributable to non-controlling interest	(849)	(1.0)	(618)	(1.1)
Net income attributable to SPAR Group, Inc.	$99	0.1%	$143	0.3%

Net Revenues

Net revenues for the six months ended June 30, 2017, were $82.6 million, compared to $56.3 million for the six months ended June 30, 2016, an increase of $26.3 million or 46.6%. The increase in net revenue attributable to our international segment was $22.2 million, primarily from our Brazil and South Africa operations. Our domestic segment contributed an increase of $4.1 million compared to last year.

Domestic net revenues totaled $25.0 million in the six months ended June 30, 2017, compared to $20.9 million for the same period in 2016, an increase of 19.4%. The increase was primarily due to an increase in project work compared to last year.

International net revenues totaled $57.6 million for the six months ended June 30, 2017, compared to $35.4 million for the same period in 2016, an increase of $22.2 million or 62.7%. The increase in net revenues was primarily due to the September 2016 acquisition of our Brazilian operation which contributed $18.1 million, and an increase in South Africa by $4.0 million.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 79.4% of its net revenues for the six months ended June 30, 2017, and 76.6% of its net revenues for the six months ended June 30, 2016.

Domestic cost of revenues was 71.9% of net revenues for the six months ended June 30, 2017, and 70.4% of net revenues for the six months ended June 30, 2016. The increase in cost of revenues as a percentage of net revenues of 1.5 percentage points was due primarily to continued price pressure and an unfavorable mix of project work compared to the same period last year. For the six months ended June 30, 2017 and 2016, approximately 82.3% and 81.5%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS"), respectively. (See Note 6 to the Condensed Consolidated Financial Statements - Related-Party Transactions.)

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 82.7% of net revenues for the six months ended June 30, 2017, compared to 80.2% of net revenues for the six months ended June 30, 2016. The cost of revenue increase of 2.5 percentage points was primarily due to a mix of higher cost margin business in Brazil and Mexico.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $14.5 million and $11.3 million for the six months ended June 30, 2017 and 2016, respectively.

Domestic selling, general and administrative expenses totaled $6.0 million and $5.5 million for the six month periods ended June 30, 2017 and 2016, respectively. The increase in selling, general and administrative expense was directly related to increased spending on accounting and legal services.

International selling, general and administrative expenses totaled $8.5 million for the six months ended June 30, 2017, compared to $5.8 million for the same period in 2016. The increase of approximately $2.7 million was primarily attributable to the Brazil acquisition.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.0 million for both the six months ended June 30, 2017, and 2016.

Interest Expense

The Company's net interest expense was $7,000 for the six months ended June 30, 2017, compared to net interest expense of $60,000 for the six months ended June 30, 2016. The change was primarily due to interest earned on cash in South Africa.

Other Income

Other income totaled $197,000 and $105,000 for the six months ended June 30, 2017 and 2016, respectively, with the increase primarily in South Africa.

Income Taxes

Income tax expense was $697,000 for the six months ended June 30, 2017, compared to $231,000 for the six months ended June 30, 2016. The increase in tax expense was primarily due to tax on the distribution of earnings received from our South African subsidiary.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $849,000 and $618,000 for the six months ended June 30, 2017 and 2016, respectively.

Net Income

The Company reported a net income of $99,000 for the six months ended June 30, 2017, or $0.00 per diluted share, compared to $143,000, or $0.01 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the six months ended June 30, 2017, the Company had a net income before non-controlling interest of $1.0 million.

SPAR Group, Inc. and Subsidiaries

Net cash provided by operating activities was $3.9 million and $446,000 for the six months ended June 30, 2017 and 2016, respectively. The net cash provided by operating activities during the six months ended June 30, 2017 was primarily due to cash-impacting earnings and a decrease in accounts receivable, plus an increase in accrued expenses and other current liabilities, partially offset by an increase in prepaid expenses and other current assets.

Net cash used in investing activities was $640,000 for the six months ended June 30, 2017, compared to $732,000 for the six months ended June 30, 2016. The net cash used in investing activities during the six months ended June 30, 2017 was due to fixed asset additions, primarily capitalized software.

Net cash used in financing activities for the six months ended June 30, 2017 was approximately $3.0 million, compared to $338,000 provided by financing activities for the six months ended June 30, 2016. Net cash used in financing activities during the six months ended June 30, 2017 was primarily a result of a distribution to non-controlling local investors in South Africa and also net payments on lines of credit.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the six months ended June 30, 2017 of $1.0 million.

At June 30, 2017, the Company had net working capital of $11.8 million, as compared to net working capital of $12.5 million at December 31, 2016. The Company's current ratio was 1.4 at both June 30, 2017 and December 31, 2016.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.      Controls and Procedures

Restatement of Previously Issued Financial Statements

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the restatement described in the filing of this Form 10-Q, where we restated our consolidated balance sheet, consolidated statements of operations and comprehensive income and consolidated statements of equity. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 at the reasonable assurance level, to enable us to record, process, summarize and report information required to be disclosed by us in reports that we file or submit within the time periods specified in the SEC rules or forms due to the material weakness described below.

SPAR Group, Inc. and Subsidiaries

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of our disclosure controls and procedures as of June 30, 2017, we identified a material weakness in our internal control over financial reporting associated with the recognition of accumulated other comprehensive loss both in the equity section of the consolidated balance sheet and the comprehensive loss portion of the consolidated statement of income and comprehensive loss.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness as set forth above during the quarter ended June 30, 2017 there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2017 identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SPAR Group, Inc. and Subsidiaries

PART II: OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, disposition of these matters are not anticipated to have a material adverse effect on the Company or its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

The Company executes the services it provides to its domestic clients primarily through independent field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), almost all of whom are engaged and provided as independent contractors by SBS. For contractual details and payment amounts, see Note 6 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company during the three month periods ended June 30, 2017 and 2016 (in the amounts of $179,000 and $443,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment, settlement, or related tax, penalty, or interest in any legal challenge or other proceeding, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there are no assurances that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any judgment against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California, in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified as independent contractors at any time between July 16, 2008, and June 30, 2014. Ms. Clothier alleged that she and other class members were misclassified as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of various California minimum wage and overtime laws. The Company was subsequently dismissed from the action without prejudice. The court ordered that the case be heard in two phases. Phase one was limited to the determination of whether members of the class were misclassified as independent contractors. After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees. The parties have now moved into phase two to determine damages (if any). No trial date for phase two has been set and the parties are currently engaged in discovery as to the measure of damages in this case. SBS has advised the Company that SBS will appeal the adverse phase one determination when permitted under the court's rules.

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

SBS and SGRP Hogan Litigation

Paradise Hogan was engaged by and provided services to SBS as an independent contractor pursuant to the terms of an "Independent Contractor Master Agreement" with SBS acknowledging his engagement as an independent contractor. On January 6, 2017, Hogan filed suit against SBS and SPAR Group, Inc. ("SGRP" and part of the Company), styled Civil Action No. 1:17-cv-10024-LTS, in the U.S. District Court for District of Massachusetts. Hogan initially asserted claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS and SGRP as independent contractors. Hogan alleged that he and other alleged class members were misclassified as independent contractors, and as a result of this purported misclassification, Hogan asserted claims on behalf of himself and the alleged Massachusetts class members under the Massachusetts Wage Act and Minimum Wage Law for failure to pay overtime and minimum wages, as well as state law claims for breach of contract, unjust enrichment, quantum meruit, and breach of the covenant of good faith and fair dealing. In addition, Hogan asserted claims on behalf of himself and the nationwide class for violation of the Fair Labor Standards Act's overtime and minimum wage provisions. On March 28, 2017, the Company moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted. Plaintiff’s counsel subsequently notified SGRP’s attorney of their intent to amend their Complaint without prejudice. The Amended Complaint, which was filed on May 2, 2017, eliminated all of Plaintiff’s claims except for a single claim against SGRP for failure to pay Hogan and a similarly situated class of Massachusetts independent contractors all wages under the Massachusetts Wage Act and a separate, but identical claim against SBS. The result of the amendment significantly narrowed the scope of the litigation and eliminated the original nationwide Fair Labor Standards Act claims. The Company was granted leave to refile their motion to compel arbitration, and to dismiss Hogan’s case pending arbitration, and to dismiss Hogan’s case for failure to state a specific claim upon which relief could be granted. The Company’s motion was filed on June 7, 2017, Plaintiff’s opposition to the Company’s motion was filed on June 21, 2017, and the Company thereafter filed a reply brief in support of its motion on June 30, 2017. The parties currently await a hearing date on the Company’s motion.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.       Defaults upon Senior Securities

Not applicable.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable.

SPAR Group, Inc. and Subsidiaries

Item 6.       Exhibits

10.1	Eleventh Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of June 29, 2017, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such loan agreement as of such amendment date (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 5, 2017).

10.2	Separation Agreement as of May 15, 2017, between Scott Popaditch and SGRP (as filed herewith).

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SPAR Group, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2017	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer and Secretary