Form 10-Q
period 2017-09-30
SPAR GROUP INC
filed 2017-11-14
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2017.

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     .      ☐ Yes    ☒ No

On November 10, 2017, there were 20,575,969 shares of Common Stock outstanding.

SPAR Group, Inc.

Index

PART I:	FINANCIAL INFORMATION

PART II:	OTHER INFORMATION

PART I:	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)	(revised) (1)
Assets
Current assets:
Cash and cash equivalents	$7,662	$7,324
Accounts receivable, net	36,824	33,669
Prepaid expenses and other current assets	1,629	1,299
Total current assets	46,115	42,292

Property and equipment, net	2,551	2,536
Goodwill	1,841	1,847
Intangible assets, net	1,900	2,340
Deferred income taxes	4,468	4,694
Other assets	1,683	1,142
Total assets	$58,558	$54,851

Liabilities and equity
Current liabilities:
Accounts payable	$7,783	$5,567
Accrued expenses and other current liabilities	13,598	9,766
Due to affiliates	4,008	3,349
Customer incentives and deposits	1,587	1,305
Lines of credit and short-term loans	6,222	9,778
Total current liabilities	33,198	29,765
Long-term debt and other liabilities	33	4
Total liabilities	33,231	29,769

Commitments and Contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares– None – September 30, 2017, and December 31, 2016	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 20,680,717 – September 30, 2017, and December 31, 2016	207	207
Treasury stock, at cost 115,123 shares – September 30, 2017, and 37,877 shares – December 31, 2016	(127)	(51)
Additional paid-in capital	16,234	16,093
Accumulated other comprehensive loss	(2,060)	(2,407)
Retained earnings	6,246	5,835
Total SPAR Group, Inc. equity	20,500	19,677
Non-controlling interest	4,827	5,405
Total equity	25,327	25,082
Total liabilities and equity	$58,558	$54,851

(1)	See Note 2 Correction of Prior Period Financial Statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income (Loss)

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(revised) (1)		(revised) (1)
Net revenues	$48,752	$33,438	$131,361	$89,781
Cost of revenues	39,960	26,162	105,563	69,309
Gross profit	8,792	7,276	25,798	20,472

Selling, general and administrative expense	7,477	6,360	21,988	17,637
Depreciation and amortization	487	486	1,526	1,459
Operating income	828	430	2,284	1,376

Interest expense	110	51	117	111
Other (income), net	(78)	(78)	(275)	(183)
Income before income tax expense	796	457	2,442	1,448

Income tax expense (benefit)	210	(31)	907	200
Net income	586	488	1,535	1,248
Net income attributable to non-controlling interest	(340)	(546)	(1,189)	(1,164)
Net income (loss) attributable to SPAR Group, Inc.	$246	$(58)	$346	$84

Basic and diluted income per common share:	$0.01	$–	$0.02	$–

Weighted average common shares – basic	20,602	20,607	20,633	20,580

Weighted average common shares – diluted	21,320	20,607	21,331	21,299

Net income	$586	$488	$1,535	$1,248
Other comprehensive (loss) income:
Foreign currency translation adjustments	(61)	206	681	(495)
Comprehensive income	525	694	2,216	753
Comprehensive income attributable to non-controlling interest	(318)	(651)	(1,523)	(807)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$207	$43	$693	$(54)

(1)	See Note 2 Correction of Prior Period Financial Statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statement of Equity

(unaudited) (revised) (1)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2017	20,681	$207	38	$(51)	$16,093	$(2,407)	$5,835	$5,405	$25,082

Share-based compensation	–	–	–	–	178	–	–	–	178
Purchase of treasury shares	–	–	111	(121)	–	–	–	–	(121)
Reissued treasury shares – RSU's	–	–	(12)	16	(16)	–	–	–	–
Exercise of stock options	–	–	(22)	29	(21)	–	–	–	8
Distributions to non-controlling investors	–	–	–	–	–	–	–	(2,101)	(2,101)
Adoption of ASU 2016-09 (Note 12)	–	–	–	–	–	–	65	–	65
Other comprehensive income	–	–	–	–	–	347	–	334	681
Net income	–	–	–	–	–	–	346	1,189	1,535
Balance at September 30, 2017	20,681	$207	115	$(127)	$16,234	$(2,060)	$6,246	$4,827	$25,327

(1)	See Note 2 Correction of Prior Period Financial Statements.

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$1,535	$1,248
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,526	1,459
Bad debt expense, net of recoveries	93	317
Share based compensation	178	271
Changes in operating assets and liabilities:
Accounts receivable	(3,250)	(4,643)
Prepaid expenses and other assets	(583)	(105)
Accounts payable	2,234	1,000
Accrued expenses, other current liabilities and customer incentives and deposits	4,679	2,548
Net cash provided by operating activities	6,412	2,095

Investing activities
Purchases of property and equipment and capitalized software	(1,046)	(1,153)
Purchases of Brazil subsidiary, net of cash	–	(306)
Net cash used in investing activities	(1,046)	(1,459)

Financing activities
Net (payments) borrowing on lines of credit	(2,953)	2,015
Proceeds from stock options exercised	8	22
Proceeds from local investors in Brazil	–	102
Payments on term debt	(543)	(21)
Payments on capital lease obligations	(15)	–
Purchase of treasury shares	(121)	(12)
Distribution to non-controlling investors	(2,101)	(286)
Net cash (used in) provided by financing activities	(5,725)	1,820

Effect of foreign exchange rate changes on cash	697	(672)
Net change in cash and cash equivalents	338	1,784
Cash and cash equivalents at beginning of year	7,324	5,718
Cash and cash equivalents at end of period	$7,662	$7,502

Supplemental disclosure of cash flows information
Interest paid	$216	$108
Income taxes paid	$247	$126
Increase in deferred tax asset due to adoption of ASU 2016-09 (Note 12)	$65	$-

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited, interim consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the third quarter ended September 30, 2017 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2016, has been compiled from the Company's audited consolidated balance sheet as of such date. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the "SEC") on April 17, 2017 (the "2016 Annual Report"), and SGRP's Proxy Statement for its 2017 Annual Meeting of Stockholders as filed with the SEC on April 28, 2017 (the "2017 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2016 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2017 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year.

2.	Correction of Prior Period Financial Statements

In connection with the preparation of the Company's consolidated financial statements for the three months ended March 31, 2017, the Company identified an error in the recognition of accumulated other comprehensive loss both in the equity section of the consolidated balance sheet, consolidated statement of equity and the comprehensive loss portion of the consolidated statement of income and comprehensive loss. In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the related impact was not material to the results of operations or financial position for any prior annual or interim period. The correction of this error required reclassification of $1.6 million between comprehensive loss attributable to the Company and comprehensive loss attributable to non-controlling interest for the year ended December 31, 2016. Accordingly, the Company corrected the consolidated balance sheet and consolidated statement of income and comprehensive loss as of and for the year ended December 31, 2016, and will correct these errors for all prior periods presented by revising the appropriate consolidated financial statements. The impact to the consolidated balance sheet as of September 30, 2016, and December 31, 2016, and the consolidated statements of income and comprehensive loss for the three and nine months ended September 30, 2016, and the year ended December 31, 2016, is as follows:

Consolidated Balance Sheets (in thousands):

	As of September 30, 2016			As of December 31, 2016
	As Reported	Adjusted	As Revised	As Reported	Adjusted	As Revised

Accumulated other comprehensive loss	$(3,364)	$1,373	$(1,991)	$(3,995)	$1,588	$(2,407)
Total SPAR Group, Inc. equity	$18,572	$1,373	$19,945	$18,089	$1,588	$19,677
Non-controlling interest	$6,574	$(1,373)	$5,201	$6,993	$(1,588)	$5,405

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Consolidated Statement of Income and Comprehensive Loss (in thousands):

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	As Reported	Adjusted	As Revised	As Reported	Adjusted	As Revised

Comprehensive income attributable to non-controlling interest	$(546)	$(105)	$(651)	$(1,164)	$357	$(807)
Comprehensive loss attributable to SPAR Group, Inc.	$148	$(105)	$43	$(411)	$357	$(54)

	Twelve months ended December 31, 2016
	As Reported	Adjusted	As Revised

Comprehensive income attributable to non-controlling interest	$(1,583)	$572	$(1,011)
Comprehensive loss attributable to SPAR Group, Inc.	$(953)	$572	$(381)

3.	Business and Organization

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

As of September 30, 2017, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which has provided services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

4.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$246	$(58)	$346	$84

Denominator:
Weighted average shares used in basic net income per share calculation	20,602	20,607	20,633	20,580

Weighted average shares used in diluted net income per share calculation	21,320	20,607	21,331	21,299

Basic and diluted net income per common share	$0.01	$–	$0.02	$–

5.     Credit Facilities

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries (namely SPAR Marketing Force, Inc., SPAR Assembly & Installation, Inc. (F/K/A SPAR National Assembly Services, Inc.), SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc.), and SPAR Canada Company ("SCC") (together with SGRP and SCC, each a "Borrower") are parties to a Revolving Loan and Security Agreement dated July 6, 2010, as amended in June 2011, July 2012, January 2013, July 2013, October 2013, June 2014, September 2015, December 2016, March 2017, April 2017, June 2017 and September 2017 (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $9.0 million (see below) to the Lender (as amended by all loan amendments, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility currently is scheduled to expire and the Borrowers' loans thereunder will become due on January 15, 2018.

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

The amendment to the Sterling Loan Agreement dated as of December 22, 2016, among other things, increased the maximum principal amount of the Secured Revolving Loan Note to $9.0 million until January 31, 2017, and increased the interest rate to Prime plus one half of one percent. The amendment to the Sterling Loan Agreement dated as of March 3, 2017, among other things, extended the Secured Revolving Loan Note of $9.0 million until July 6, 2017, and the amendment dated as of April 13, 2017, among other things, provided for a waiver of the Company's default on its Fixed Charge Ratio ("FCR") for the year ended December 31, 2016, and provided for an adjustment to its FCR for 2017. The June 27, 2017, amendment to the Sterling Loan Agreement extended the termination date to September 6, 2017. The September 6, 2017, amendment to the Sterling Loan Agreement extended the termination date to January 15, 2018.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Sterling Loan Agreement requires the Borrowers to maintain certain financial covenants, including maintenance by the Borrowers of a minimum combined tangible net worth of $7.4 million and minimum consolidated tangible net worth of $10.0 million, with those figures increasing by at least 50% of combined and consolidated net profit each year, respectively. In addition, the Borrowers and the Company must not exceed a maximum combined indebtedness to tangible net worth ratio of 3.0 to 1.0, and the Borrowers must maintain a minimum fixed charge coverage ratio of 1.5 to 1.0. Also, capital expenditures for the Borrowers cannot exceed $2.0 million during any fiscal year, and, on a consolidated basis, the Company's year-end operations may not result in a loss or deficit, as determined in accordance with GAAP. The Company was in compliance with its financial covenants at September 30, 2017.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with Oxford Funding Pty Ltd. for $1.2 million (Australian) or approximately $940,000 USD (based upon the exchange rate at September 30, 2017). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement expired on October 31, 2012, but was extended from month to month at the Company’s request. A new credit facility was signed in July 2017 with National Australia Bank Limited and went into effect on October 31, 2017. The outstanding balance with Oxford as of September 30, 2017 was $334,000 USD.

On March 7, 2011, the Japanese subsidiary, SPAR FM Japan, Inc., a wholly owned subsidiary, secured a term loan with Mizuho Bank in the amount of 20.0 million Yen (Japanese), or approximately $178,000 USD. The loan is payable in monthly installments of 238,000 Yen or approximately $2,100 USD at an interest rate of 0.1% per annum with a maturity date of February 28, 2018. The outstanding balance at September 30, 2017, was approximately 1.2 million Yen or $11,000 USD (based upon the exchange rate at September 30, 2017), all of which is now classified as short term.

On November 29, 2016, SPAR Brazil established a line of credit with Itau Bank for 1.5 million Brazilian Real or approximately $475,000 USD (based upon the exchange rate at September 30, 2017). The line of credit expires November 29, 2017, and the current interest rate is 2.08% per month. The outstanding balance at September 30, 2017 was zero.

On December 26, 2016, SPAR Brazil secured a term loan with Bradesco Bank for 2.0 million Brazilian Real or approximately $633,000 USD (based upon the exchange rate at September 30, 2017). The term loan is payable in monthly installments of 184,000 Brazilian Real or approximately $58,000 USD at an annual interest rate of 17.3% with a maturity date of December 15, 2017. As of September 30, 2017, 497,000 Brazilian Real or $157,000 USD was outstanding (based upon the exchange rate at September 30, 2017).

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Bank for 5.0 million Mexican Pesos or approximately $274,000 USD (based upon the exchange rate at September 30, 2017). The revolving line of credit was secured on March 15, 2016, and expires March 2018. The variable interest rate is TIIE (Interbank Interest Rate) +4%, which resulted in an annual interest rate of 11.4% at the end of September 2017. The outstanding balance at September 30, 2017 was zero.

The Company had scheduled future maturities of loans as of September 30, 2017, approximately as follows (dollars in thousands):

	Interest Rate as of September 30, 2017	2017	2018
USA - Sterling National Bank	4.8%	$–	5,720
Japan - Mizuho Bank	0.1%	7	$4
Australia - Oxford Funding Pty Ltd.	6.4%	334	–
Brazil – Bradesco Bank	17.3%	157	–
Total		$498	$5,724

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	September 30, 2017	December 31, 2016
Unused Availability:
United States	$3,280	$500
Australia	606	688
Mexico	274	241
Brazil	475	–
Total Unused Availability	$4,635	$1,429

Management believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next year. However, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients, and possible litigation expenses could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations. See Note 9 - Commitments and Contingencies: Legal Matters and Potential Adverse Effects of the SBS Litigation, below.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

In addition, in order to (among other things) assist the Board and the Audit Committee in connection with an overall review of the Company's related party transactions and certain worker classification-related litigation matters, in April 2017 the Board formed a special subcommittee of the Audit Committee (the "Special Subcommittee") to (among other things) review the structure, documentation, fairness, conflicts, fidelity, appropriateness, and practices respecting each of the relationships and transactions discussed in this Note 6 (including those described in this Note under Domestic Related Party Services, below). The Special Subcommittee commenced that review in the first quarter of 2017 with the assistance of special auditors and counsel and is currently reviewing the preliminary results of such review, including the feedback received from its special auditors and counsel. The Company is currently unable to predict the remaining duration and final results of this review by the Special Subcommittee. See Note 9 to the Company's Consolidated Financial Statements – Commitments and Contingencies – Legal Matters, below.

Domestic Related Party Services:

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("SIT"), are affiliates of SGRP but are not under the control or part of the consolidated Company. Mr. Robert G. Brown, a Director, Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, Vice Chairman and a major stockholder of SGRP, are the sole stockholders of SBS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS. The stockholders of SAS were Mr. Bartels and parties related to Mr. Brown, each of whom is considered an affiliate of the Company for related party purposes because of their family relationships with Mr. Brown.

The Company executes the services it provides to its domestic clients primarily through independent field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided by SBS, and administers those services through local and regional administrators, substantially all of whom are provided by SAS.  The Company paid $19.6 million and $15.8 million during the nine months ended September 30, 2017 and 2016, respectively, to SBS for its provision as needed of approximately 6,400 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 75% and 78% of the Company's total domestic Field Specialist expense for the nine months ended September 30, 2017 and 2016, respectively).  The Company paid $3.2 and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively, to SAS for its provision of its 60 and 61 full-time regional, district and office administrators as of September 30, 2017 and 2016, respectively (which amounted to approximately 90% and 92% of the Company's total domestic field administrative service cost for the nine months ended September 30, 2017 and 2016, respectively).  In addition to these field service and administration expenses, SAS also incurs other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses and SBS incurs expenses for processing vendor payments, legal defense and other administrative expenses (but those expenses are only reimbursed by SGRP to the extent approved by the Company as described below).  The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of and invoiced to SBS and SAS, was $22.8 and $19.0 million, for the nine months ended September 30, 2017 and 2016, respectively.

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

No SBS compensation to any officer, director or other related party has been reimbursed or approved to date by the Company, and no such compensation reimbursements were made or approved under SBS's Prior Agreement.  This is not a restriction on SBS since SBS is not controlled by the Company and may pay any compensation to any person that SBS desires out of its own funds.  However, SBS has invoiced the Company monthly for certain such compensation payments from July of 2015 through December 2016, and again from July 2017 to September 30, 2017, but the Company has rejected those invoices as non-reimbursable expenses.  Since SBS is a "Subchapter S" corporation, all income from SBS is allocated to its stockholders (see above).

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

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company for the nine months ended September 30, 2017 and 2016 (in the amounts of $218,000 and $587,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination, that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any such judgment or similar amount imposed against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described in Note 9 to the Company's Consolidated Financial Statements – Commitments and Contingencies – Legal Matters, below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company to the extent reimbursement is approved by the Company in its discretion), the failure of SBS to satisfy any such judgment or similar amount resulting from any adverse legal determination against SBS, any claim by SBS, SAS, any other related party or any third party that the Company is somehow liable for any such judgment or similar amount imposed against SBS or SAS or any other related party, any judicial determination that the Company is somehow liable for any such judgment or similar amount imposed against SBS or SAS or any other related party (in whole or in part), any decrease in SBS's or SAS's performance (quality or otherwise), any inability by SBS or SAS to execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

On June 14, 2016, SAS and SPAR Marketing Force, Inc. ("SMF") entered into a new Field Administration Agreement (the "SAS Agreement").  In order to provide continuity with SAS's Prior Agreement, the SAS Agreement is effective and governs the relationship of the parties as of December 1, 2014, and amends, restates and completely replaces SAS's Prior Agreement.  The SAS Agreement more clearly defines reimbursable and excluded expenses and the budget and approval procedures and continues the indemnifications and releases provided by SAS's Prior Agreement (which indemnifications and releases were and are comparable to those applicable to SGRP's directors and executive officers under its By-Laws and applicable law).  Specifically, the SAS Agreement reduced the Cost Plus Fee from 4% to 2% effective as of June 1, 2016.

SGRP's Audit Committee has approved the SAS Agreement pursuant to its specific duty and responsibility to review and approve the overall fairness of all material related-party transactions, as more fully provided above in this Note 6 to the Company's Consolidated Financial Statements.

No SAS compensation to any officer, director or other related party (other than Mr. Peter W. Brown pursuant to previously approved budgets) has been reimbursed or approved to date by the Company, and no such compensation reimbursements were made or approved under SAS's Prior Agreement. This is not a restriction on SAS since SAS is not controlled by the Company and may pay any compensation to any person that SAS desires out of its own funds. Since SAS is a "Subchapter S" corporation, all income from SAS is allocated to its stockholders (see above). Peter W. Brown ("Peter Brown") is an employee of SAS, is the nephew of SGRP's Chairman, Mr. Robert G. Brown, an officer and employee of the Company's affiliate, SIT (which is owned by Mr. Robert G. Brown), and is a director of SPAR BSMT and owns EILLC (see International Related Party Services, below). Peter Brown was an official observer at the meetings of SGRP's Board from 2014 through December 2016. Accordingly, Peter Brown is a related party in respect of the Company.

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

International Related Party Services:

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Brian Mason, Mr. Garry Bristow, and Mr. Adrian Wingfield. Mr. Mason is President and a director and Mr. Bristow is an officer and director of Meridian. Mr. Mason is also an officer and director and 50% shareholder of Merhold Property Trust ("MPT"). Mr. Mason and Mr. Bristow are both officers and directors and both own 50% of Merhold Cape Property Trust ("MCPT"). Mr. Mason, Mr. Bristow and Mr. Wingfield are all officers and own 46.7%, 20% and 33.3%, respectively of Merhold Holding Trust ("MHT"), which provides services similar to those provided by MPT. MPT owns the building where Meridian is headquartered and is subleased to Meridian. MCPT provides a fleet of approximately 160 vehicles to Meridian under a 4 year lease program. These leases are provided to Meridian at local market rates included in the summary table below.

SPAR Todopromo is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Juan F. Medina Domenzain, Juan Medina Staines, Julia Cesar Hernandez Vanegas, and Jorge Medina Staines. Mr. Juan F. Medina Domenzain is an officer and director of SPAR Todopromo and is also majority shareholder (90%) of CONAPAD ("CON"), which supplied administrative and operational consulting support to SPAR Todopromo for the three and nine month periods ended September 30, 2017 and 2016.

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

JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil company pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party in respect of the Company. EILLC is owned by, Peter Brown who is a citizen and resident of the USA and a related party in respect of the Company (See Domestic Related Party Services, above).    Accordingly, EILLC also is a related party in respect of the Company.

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

Summary of Related Party Services:

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Services provided by affiliates:
Field merchandiser and other expenses (SBS)	$6,788	$5,491	$19,593	$15,828
Field administration and other expenses (SAS)	1,044	1,011	3,178	3,138
Office and vehicle rental expenses (MPT)	30	8	46	32
Vehicle rental expenses (MCPT)	579	245	870	618
Office and vehicle rental expenses (MHT)	85	34	126	85
Field merchandiser expenses (NDS Reklam)	–	1	–	1
Consulting and administrative services (CON)	61	74	181	241
Legal Services (KMSA)	31	–	79	–
Warehousing rental (JFMD)	13	3	38	3

Total services provided by affiliates	$8,631	$6,867	$24,111	$19,946

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Due to affiliates consists of the following (in thousands):	September 30,	December 31,
	2017	2016
Loans from local investors:(1)
Australia	$250	$231
Mexico	1,001	1,001
Brazil	139	139
China	720	761
South Africa	15	–
NMS LLC	–	348
Accrued Expenses due to affiliates:
SBS/SAS	1,883	869
Total due to affiliates	$4,008	$3,349

(1)     Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms and are due on demand and as such have been classified as current liabilities in the Company's consolidated financial statements.

Other Related Party Transactions and Arrangements

In July 1999, SMF, SBS and SIT entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and had the right to unilaterally license and exploit their "Business Manager" Internet job scheduling software (which had been jointly developed by such parties), and all related improvements, revisions, developments and documentation from time to time voluntarily made or procured by any of them at its own expense. Business Manager and its other proprietary software and applications are used by the Company for (among other things) the scheduling, tracking, coordination and reporting of its merchandising and marketing services and are accessible via the Internet or other applicable telecommunication network by the authorized representatives of the Company and its clients through their respective computers and mobile devices. In addition, SPAR Trademarks, Inc., a wholly owned subsidiary of SGRP ("STM"), SBS and SIT entered into separate perpetual trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT and SBS (and through them to their commonly controlled subsidiaries and affiliates by sublicenses, including SAS) for their continued use of the name "SPAR" and certain other trademarks and related rights of STM. SBS and SAS provide services to the Company, as described above, SIT assisted in the Brazilian acquisition at a cost to the Company of $49,000, as described below, and SIT no longer provides services to and does not compete with the Company.

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

In addition to the above, SAS purchases insurance coverage for worker compensation, casualty and property insurance risk for itself, for SBS for its Field Specialists that require such insurance coverage, and for the Company from Affinity Insurance, Ltd. ("Affinity").  SAS owns a minority (less than 1%) of the common stock in Affinity.  The Affinity insurance premiums for such coverage are ultimately charged to SAS, which then charges the Company and SBS for their fair share of the insurance cost based on informal arrangements between the parties.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

7.	Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At September 30, 2017, no shares of SGRP Series A Preferred Stock were issued and outstanding.

8.	Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option, restricted share awards, and performance stock units. As of September 30, 2017, approximately 677,488 SGRP shares were available for Award grants under the amended 2008 Plan. In the third quarter, there were 733,000 options awarded; 550,000 to officers and 183,000 to certain employees of SPAR Group, Inc.

The Company recognized $37,000 and $86,000 in stock-based compensation expense relating to stock option awards during the three month periods ended September 30, 2017 and 2016, respectively.  The tax benefit available from stock based compensation expense related to stock option during the three months ended September 30, 2017 and 2016 was approximately $14,000 and $33,000 respectively. The Company recognized $146,000 and $220,000 in stock-based compensation expense relating to stock option Awards during the nine month periods ended September 30, 2017 and 2016, respectively.  The tax benefit, available to the Company, from stock based compensation expense related to stock options during the nine months ended September 30, 2017 and 2016 was approximately $55,000 and $84,000, respectively.  As of September 30, 2017, total unrecognized stock-based compensation expense related to stock options was $505,000.

During the three months ended September 30, 2017 and 2016, the Company recognized approximately $11,000 and $9,000, respectively of stock based compensation expense related to restricted stock.  The tax benefit available to the Company from stock based compensation expense related to restricted stock during both three months ended September 30, 2017 and 2016 was approximately $4,000. During the nine months ended September 30, 2017 and 2016, the Company recognized approximately $32,000 and $39,000, respectively, of stock-based compensation expense related to restricted stock.  The tax benefit, available to the Company, from stock based compensation expense related to restricted stock during the nine months ended September 30, 2017 and 2016 was approximately $12,000 and $15,000, respectively.  As of September 30, 2017, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $24,000.

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

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company during the three month periods ended September 30, 2017 and 2016 (in the amounts of $39,000 and $144,000, respectively), and the nine month periods ended September 30, 2017 and 2016 (in the amounts of $218,000 and $587,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination, that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any such judgment or similar amount imposed against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" acknowledging her engagement as an independent contractor.  On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California, in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified as independent contractors at any time between July 16, 2008, and June 30, 2014.  Ms. Clothier alleged that she and other class members were misclassified as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of various California minimum wage and overtime laws.  The Company was subsequently dismissed from the action without prejudice.  The court ordered that the case be heard in two phases.  Phase one was limited to the determination of whether members of the class were misclassified as independent contractors.  After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees.  The parties have now moved into phase two to determine damages (if any), which included discovery as to the measure of damages in the case.  Trial on phase two was scheduled for September 11, 2017, but was postponed.  The Court has scheduled a case management conference for December 19, 2017, to establish a new trial date for phase two.  SBS has advised the Company that SBS could appeal the adverse phase one determination when permitted under the court's rules.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS Rodgers Litigation

Maceo Rodgers was engaged by and provided services to SBS pursuant to the terms of his "Master Agreements" with SBS acknowledging his engagement as an independent contractor.  On February 21, 2014, Rodgers filed suit against SBS, Robert G. Brown and William H. Bartels, styled Civil Action No. 3:14-CV-00055, in the U.S. District Court for the Southern District of Texas (Galveston Division).  Plaintiff asserted claims on behalf of himself and an alleged class of similarly situated individuals who provided services to SBS as independent contractors at any time on or after July 15, 2012, claiming they all were misclassified as independent contractors and that, as a result of this misclassification, the Defendants improperly underpaid them in violation of the Fair Labor Standards Act's overtime and minimum wage provisions.  Although the Court conditionally certified the class on December 8, 2015, only 61 individuals joined the action as opt-in plaintiffs, and all but 11 of them have potentially disqualifying arbitration provisions, residences outside the class's geographic area, or late opt-in filings, and were challenged by the Defendants in various motions, including a motion to decertify the class.  The Court, however, did not rule on these motions and instead stayed the case on September 19, 2017 to allow the parties to mediate.  On October 24, 2017, the Court granted the parties' joint motion to extend the stay order until January 31, 2018.

SBS and SGRP Hogan Litigation

Paradise Hogan was engaged by and provided services to SBS as an independent contractor pursuant to the terms of an "Independent Contractor Master Agreement" with SBS acknowledging his engagement as an independent contractor.  On January 6, 2017, Hogan filed suit against SBS and SGRP (and part of the Company), styled Civil Action No. 1:17-cv-10024-LTS, in the U.S. District Court for District of Massachusetts.  Hogan initially asserted claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS and SGRP as independent contractors. Hogan alleged that he and other alleged class members were misclassified as independent contractors, and as a result of this purported misclassification, Hogan asserted claims on behalf of himself and the alleged Massachusetts class members under the Massachusetts Wage Act and Minimum Wage Law for failure to pay overtime and minimum wages, as well as state law claims for breach of contract, unjust enrichment, quantum meruit, and breach of the covenant of good faith and fair dealing.  In addition, Hogan asserted claims on behalf of himself and the nationwide class for violation of the Fair Labor Standards Act's overtime and minimum wage provisions.  On March 28, 2017, the Company moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted.  Plaintiff's counsel subsequently notified SGRP's attorney of their intent to amend their Complaint without prejudice. The Amended Complaint, which was filed on May 2, 2017, eliminated all of Plaintiff's claims except for a single claim against SGRP for failure to pay Hogan and a similarly situated class of Massachusetts independent contractors all wages under the Massachusetts Wage Act and a separate, but identical claim against SBS. The result of the amendment significantly narrowed the scope of the litigation and eliminated the original nationwide Fair Labor Standards Act claims. The Company was granted leave to refile their motion to compel arbitration to dismiss Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted.  The Company's motion was filed on June 7, 2017, Plaintiff's opposition to the Company's motion was filed on June 21, 2017 and the Company thereafter filed a reply brief in support of its motion on June 30, 2017.  The parties currently await a hearing date on the Company's motion.

Potential Adverse Effects of the SBS Litigation

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company to the extent reimbursement is approved by the Company in its discretion), the failure of SBS to satisfy any such judgment or similar amount, any claim by SBS, any other related party or any third party that the Company is somehow liable for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding imposed against or involving SBS or other related party, any judicial determination that the Company is somehow liable for any such judgment or similar amount imposed against SBS or other related party (in whole or in part), any decrease in SBS's performance (quality or otherwise), any inability by SBS to execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected. See Note 6 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

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

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
United States	$15,062	$11,332	$40,069	$32,268
International	33,690	22,106	91,292	57,513
Total revenue	$48,752	$33,438	$131,361	$89,781

Operating income (loss):
United States	$343	$(184)	$701	$(120)
International	485	614	1,583	1,496
Total operating income	$828	$430	$2,284	$1,376

Interest expense (income):
United States	$56	$36	$158	$88
International	54	15	(41)	23
Total interest expense	$110	$51	$117	$111

Other (income), net:

United States	$–	$–	$–	$–
International	(78)	(78)	(275)	(183)
Total other (income), net	$(78)	$(78)	$(275)	$(183)

Income (loss) before income tax expense:

United States	$287	$(220)	$543	$(208)
International	509	677	1,899	1,656
Total income before income tax expense	$796	$457	$2,442	$1,448

Income tax (benefit) expense:
United States	$14	$(306)	$(71)	$(394)
International	196	275	978	594
Total income tax (benefit) expense	$210	$(31)	$907	$200

Net income:

United States	$273	$86	$614	$186
International	313	402	921	1,062
Total net income	$586	$488	$1,535	$1,248

Depreciation and amortization:
United States	$339	$334	$1,018	$1,014
International	148	152	508	445
Total depreciation and amortization	$487	$486	$1,526	$1,459

Capital expenditures:
United States	$172	$291	$683	$798
International	183	151	363	376
Total capital expenditures	$355	$442	$1,046	$1,174

Note: There were no inter-company sales for the three and nine month periods ended September 30, 2017 or 2016.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	September 30,	December 31,
	2017	2016
Assets:
United States	$21,804	$22,189
International	36,754	32,662
Total assets	$58,558	$54,851

Geographic Data (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
International revenue:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Brazil	$11,132	22.8%	$1,850	5.5%	$29,232	22.3%	$1,850	2.1%
South Africa	6,703	13.7	5,936	17.8	19,646	15.0	14,871	16.6
Mexico	6,115	12.5	5,495	16.4	16,177	12.3	15,600	17.4
China	2,868	5.9	3,029	9.1	7,396	5.6	8,646	9.6
Japan	2,426	5.0	1,799	5.4	5,970	4.5	5,157	5.7
India	1,947	4.0	1,523	4.6	5,397	4.1	4,203	4.7
Canada	1,499	3.1	1,453	4.3	4,544	3.5	4,582	5.1
Australia	935	1.9	945	2.8	2,741	2.1	2,359	2.6
Turkey	65	0.1	76	0.2	189	0.1	245	0.3
Total international revenue	$33,690	69.0%	$22,106	66.1%	$91,292	69.5%	$57,513	64.1%

	September 30,	December 31,
	2017	2016
Long lived assets:
United States	$8,061	$8,594
International	4,382	3,965
Total long lived assets	$12,443	$12,559

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

Momentum Promoções Ltda., one of the Sellers, also agreed to provide certain transition services and continued use of certain existing office space to SPAR BSMT and each of the NM Companies (collectively, "SPAR Brazil"), pursuant to a Transition Services Agreement dated September 13, 2016 (the "Transition Agreement"), and a Sublease Agreement dated September 13, 2016 (the "Sublease"), respectively. The Sublease has an initial term of 12 months and requires monthly rent and back office support payments of R$205,417 (approximately $65,000 USD). After December 31, 2016, the Transition Agreement relating to Accounting Service, terminated on April 30, 2017, and for IT service, terminated on September 13, 2017.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The following table contains unaudited pro forma revenue and net income for SPAR Group, Inc. assuming SPAR Brasil closed on January 1, 2016 (in thousands):

	Revenue	Net (Loss)
Consolidated supplemental pro forma for the nine month period ended September 30, 2016	$113,783	$(194)

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

12. Summary of Significant Accounting Policies

New Accounting Pronouncements

ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact the adoption of ASU 2017-09 will have on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standard Update 2017-04 (ASU 2017-04), Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. With ASU 2017-04, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on its consolidated financial statements.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

ASU 2016-17, Interests Held through Related Parties That Are under Common Control, amends the variable interest entity (VIE) guidance within Topic 810, Consolidation. It does not change the two required characteristics for a single decision maker to be the primary beneficiary ("power" and "economics"), but it revises one aspect of the related analysis. The amendments change how a single decision maker of a VIE treats indirect variable interests held through related parties that are under common control when determining whether it is the primary beneficiary of that VIE. The ASU requires consideration of such indirect interests on a proportionate basis, instead of being the equivalent of direct interests in their entirety, thereby making consolidation less likely. ASU 2016-17 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. However, if an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of that fiscal year. Entities that have not yet adopted ASU 2015-02 are required to adopt ASU 2016-17 at the same time they adopt ASU 2015-02 and should apply the same transition method elected for ASU 2015-02. Entities that have already adopted ASU 2015-02 are required to apply ASU 2016-17 retrospectively to all relevant prior periods beginning with the fiscal year in which ASU 2015-02 initially was applied.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ("ASU 2016-15"), which reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The new standard is effective for reporting periods after December 15, 2017, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) ("ASU 2016-09"). The guidance changes how companies account for certain aspects of equity-based payments to employees. Entities will be required to recognize income tax effects of awards in the income statement when the awards vest or are settled. The guidance also allows an employer to repurchase more of an employee's shares than it can under current guidance for tax withholding purposes providing for withholding at the employee's maximum rate as opposed to the minimum rate without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The updated guidance is effective for annual periods beginning after December 15, 2016. Effective January 1, 2017, the Company adopted the accounting guidance contained within ASU 2016-09.

In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. Generally Accepted Accounting Principles ("GAAP"), the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization's leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. As our operations are conducted in leased facilities, this ASU may require us to disclose additional information about our leasing activities. The Company plans to evaluate the impact of the new guidance on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard, along with amendments in 2015 and 2016, focuses on creating a single source of revenue guidance for revenue arising from contracts with customers. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. Additionally, the new standard requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition.  The standard, as amended, will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.

The Company, along with its third-party advisor, is currently performing an analysis that the new standard will have on its revenue for both the domestic and international segments. This analysis includes evaluating which, if any, practical expedients the Company will elect upon adoption. Based on analysis to date, we currently believe our revenue recognition under the new standard will be mostly consistent with the current standard, with performance obligations being satisfied over time as our customers simultaneously receive and consume the benefits of our performance obligations. We expect that the disclosures in the notes to our consolidated financial statements related to revenue recognition will be significantly expanded under the new standard, specifically regarding quantitative and qualitative information about performance obligations.

The Company expects to adopt the standard using the modified retrospective approach, under which the cumulative effect of the initial application of the new standard will be recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018. As we are still in the process of evaluating ASU 2014-09 along with the subsequent amendments our initial assessment may change as we continue to refine our systems, processes, controls and assumptions.

13.     Capital Lease Obligations

The Company has an outstanding capital lease obligation with an interest rate of 5.8%. The related capital lease assets balances are detailed below (in thousands):

Start Date:	Original Cost	Accumulated Amortization	Net Book Value at September 30, 2017
January 2017	$76	$19	$57

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Annual future minimum lease payments required under the leases, together with the present value as of September 30, 2017, are as follows (in thousands):

Year Ending December 31,	Amount

2017	$7
2018	28
2019	28
Total	63
Less amount representing interest	4
Present value of net minimum lease payments included in accrued expenses and other current liabilities, and long term debt	$59

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Historically, retailers staffed their stores as needed to provide these services to ensure that manufacturers' inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics and product placement were properly merchandised. However, retailers in an effort to improve their margins, have decreased their own store personnel and increased their reliance on manufacturers to perform such services. At one time, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. Additionally, retailers also used their own employees to merchandise their stores to satisfy their own merchandising needs. However, both manufacturers and retailers discovered that using their own sales representatives and employees for this purpose was expensive and inefficient. In addition, the changing retail environment, driven by the rise of digital and mobile technology, is fostering even more challenges to the labor model of retailers and manufacturers. These challenges include increased consumer demand for more interaction and engagement with retail sales associates, stores remodels to accommodate more technology, installation and continual maintenance of in-store digital and mobile technology, in-store pick-up and fulfillment of online orders and increased inventory management to reduce out-of-stocks from omnichannel shopping.

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

The Company's Domestic and International Geographic Segments:

The Company provides similar merchandising, business technology and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions. The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes, among other items, their respective net revenues, operating income and net income for each of the three and nine month periods ended September 30, 2017 and 2016, and their respective assets as of September 30, 2017, and December 31, 2016, is provided above in Note 10 to the Company's Condensed Consolidated Financial Statements – Segment Information.

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

SPAR Group, Inc. and Subsidiaries

Critical Accounting Policies

Other than the adoption of accounting pronouncements as described above, there have been no significant changes to the Company's accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016, with the SEC on April 17, 2017.

Results of Operations

Three months ended September 30, 2017, compared to three months ended September 30, 2016

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2017		2016
	$	%	$	%
Net revenues	$48,752	100.0%	$33,438	100.0%
Cost of revenues	39,960	82.0	26,162	78.2
Gross profit	8,792	18.0	7,276	21.8
Selling, general & administrative expense	7,477	15.3	6,360	19.0
Depreciation & amortization	487	1.0	486	1.5
Operating income	828	1.7	430	1.3
Interest expense, net	110	0.2	51	0.2
Other (income), net	(78)	(0.2)	(78)	(0.2)
Income before income taxes	796	1.7	457	1.3
Income tax expense (benefit)	210	0.4	(31)	(0.1)
Net income	586	1.3	488	1.4
Net income attributable to non-controlling interest	(340)	(0.7)	(546)	(1.6)
Net income (loss) attributable to SPAR Group, Inc.	$246	0.6%	$(58)	(0.2)%

Net Revenues

Net revenues for the three months ended September 30, 2017, were $48.8 million, compared to $33.4 million for the three months ended September 30, 2016, an increase of $15.3 million or 45.8%.  The increase in net revenue is primarily attributable to the acquisition of our Brazil subsidiary, which contributed $9.3 million.  In addition, the remainder of our international segment increased $2.3 million, and our domestic segment increased $3.7 million.

Domestic net revenues totaled $15.1 million in the three months ended September 30, 2017, compared to $11.3 million for the same period in 2016, an increase of 32.9%.  The increase was primarily due to an increase in project work compared to last year.

International net revenues totaled $33.7 million for the three months ended September 30, 2017, compared to $22.1 million for the same period in 2016, an increase of $11.6 million or 52.4%.  The increase in net revenues was primarily due to the September 2016 acquisition of our Brazilian operation, which added $9.3 million, an increase in South Africa of $0.8 million, and an increase in Japan of $0.6 million.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 82.0% of its net revenues for the three months ended September 30, 2017, and 78.2% of its net revenues for the three months ended September 30, 2016.

Domestic cost of revenues was 76.5% of net revenues for the three months ended September 30, 2017, and 73.5% of net revenues for the three months ended September 30, 2016. The increase in cost of revenues as a percentage of net revenues of 3.0 percentage points was due primarily to continued price pressure and an unfavorable mix of project work compared to the same period last year.  For the three months ended September 30, 2017 and 2016, approximately 68% and 76%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SBS, and SAS, respectively.  (See Note 6 to the Condensed Consolidated Financial Statements - Related-Party Transactions.)

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 84.4% of net revenues for the three months ended September 30, 2017, compared to 80.7% of net revenues for the three months ended September 30, 2016. The cost of revenue increase of 3.7 percentage points was primarily due to a mix of higher cost margin business in Brazil, China and Mexico.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $7.5 million and $6.4 million for the three months ended September 30, 2017 and 2016, respectively.

Domestic selling, general and administrative expenses totaled $2.9 million for both the three month periods ended September 30, 2017 and 2016, respectively.

International selling, general and administrative expenses totaled $4.6 million for the three months ended September 30, 2017, compared to $3.5 million for the same period in 2016. The increase of approximately $1.1 million was primarily attributable to the Brazil acquisition.

Depreciation and Amortization

Depreciation and amortization charges totaled $487,000 for the three months ended September 30, 2017, and $486,000 for the same period in 2016.

Interest Expense

The Company's net interest expense was $110,000 for the three months ended September 30, 2017, compared to $51,000 for the three months ended September 30, 2016.  The change is due primarily to increased domestic average borrowing and interest rate and lower interest income due to distribution of cash in the form of a dividend from South Africa.

Other Income

Other income totaled $78,000 for both the three month periods ended September 30, 2017 and 2016, respectively.

Income Taxes

Income tax expense was $210,000 for the three months ended September 30, 2017, compared to a net tax benefit of $31,000 for the three months ended September 30, 2016.  The change is due primarily to improved domestic performance compared to prior year.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $340,000 and $546,000 for the three months ended September 30, 2017 and 2016, respectively.

Net Income

The Company reported net income of $246,000 for the three months ended September 30, 2017, or $0.01 per diluted share, compared to a net loss of $58,000, or $0.00 per diluted share, for the corresponding period last year.  The change is due primarily to increased domestic and international sales.

SPAR Group, Inc. and Subsidiaries

Nine months ended September 30, 2017, compared to nine months ended September 30, 2016

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2017		2016
	$	%	$	%
Net revenues	$131,361	100.0%	$89,781	100.0%
Cost of revenues	105,563	80.4	69,309	77.2
Gross profit	25,798	19.6	20,472	22.8
Selling, general & administrative expense	21,988	16.7	17,637	19.7
Depreciation & amortization	1,526	1.2	1,459	1.6
Operating income	2,284	1.7	1,376	1.5
Interest expense, net	117	0.1	111	0.1
Other (income), net	(275)	(0.2)	(183)	(0.2)
Income before income taxes	2,442	1.8	1,448	1.6
Income tax expense	907	0.7	200	0.2
Net income	1,535	1.1	1,248	1.4
Net income attributable to non-controlling interest	(1,189)	(0.9)	(1,164)	(1.3)
Net income attributable to SPAR Group, Inc.	$346	0.2%	$84	0.1%

Net Revenues

Net revenues for the nine months ended September 30, 2017, were $131.3 million, compared to $89.8 million for the nine months ended September 30, 2016, an increase of $41.5 million or 46.3%.  The increase in net revenue attributable to our international segment was $33.8 million, primarily from our Brazil, India and South Africa operations.  Our domestic segment contributed an increase of $7.8 million compared to last year.

Domestic net revenues totaled $40.1 million in the nine months ended September 30, 2017, compared to $32.3 million for the same period in 2016, an increase of 24.2%.  The increase was primarily due to an increase in project work compared to last year.

International net revenues totaled $91.3 million for the nine months ended September 30, 2017, compared to $57.5 million for the same period in 2016, an increase of $33.8 million or 58.7%.  The increase in net revenues was primarily due to the September 2016 acquisition of our Brazilian operation, which contributed $27.3 million, and an increase in South Africa by $4.8 million.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 80.4% of its net revenues for the nine months ended September 30, 2017, and 77.2% of its net revenues for the nine months ended September 30, 2016.

Domestic cost of revenues was 73.6% of net revenues for the nine months ended September 30, 2017, and 71.5% of net revenues for the nine months ended September 30, 2016. The increase in cost of revenues as a percentage of net revenues of 2.1 percentage points was due primarily to continued price pressure and an unfavorable mix of project work compared to the same period last year.  For the nine months ended September 30, 2017 and 2016, approximately 77% and 80%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SBS and SAS, respectively.  (See Note 6 to the Condensed Consolidated Financial Statements - Related-Party Transactions.)

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 83.3% of net revenues for the nine months ended September 30, 2017, compared to 80.4% of net revenues for the nine months ended September 30, 2016. The cost of revenue increase of 2.9 percentage points was primarily due to a mix of higher cost margin business in Brazil and Mexico.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $22.0 million and $17.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Domestic selling, general and administrative expenses totaled $8.9 million and $8.3 million for the nine month periods ended September 30, 2017 and 2016, respectively.  The increase in selling, general and administrative expense was directly related to increased spending on accounting and legal services.

International selling, general and administrative expenses totaled $13.1 million for the nine months ended September 30, 2017, compared to $9.3 million for the same period in 2016. The increase of approximately $3.8 million was primarily attributable to the Brazil acquisition.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.5 million for both the nine months ended September 30, 2017, and 2016.

Interest Expense

The Company's net interest expense was $117,000 for the nine months ended September 30, 2017, compared to net interest expense of $111,000 for the nine months ended September 30, 2016.

Other Income

Other income totaled $275,000 and $183,000 for the nine months ended September 30, 2017 and 2016, respectively, with the increase primarily in South Africa.

Income Taxes

Income tax expense was $907,000 for the nine months ended September 30, 2017, compared to $200,000 for the nine months ended September 30, 2016.  The change is due primarily to improved domestic performance compared to prior year.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $1.2 million for both the nine months ended September 30, 2017 and 2016.

Net Income

The Company reported a net income of $346,000 for the nine months ended September 30, 2017, or $0.02 per diluted share, compared to $84,000, or $0.00 per diluted share, for the corresponding period last year.

Liquidity and Capital Resources

In the nine months ended September 30, 2017, the Company had a net income before non-controlling interest of $1.5 million.

SPAR Group, Inc. and Subsidiaries

Net cash provided by operating activities was $6.4 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively.  The net cash provided by operating activities during the nine months ended September 30, 2017, was primarily due to cash-impacting earnings and an increase in accrued expenses, other current liabilities, customer incentives and  deposits and accounts payable, partially offset by an increase in accounts receivable, prepaid expenses and other current assets.

Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2017, compared to $1.5 million for the nine months ended September 30, 2016. The net cash used in investing activities during the nine months ended September 30, 2017, was due to fixed asset additions, primarily capitalized software.

Net cash used in financing activities for the nine months ended September 30, 2017, was approximately $5.7 million, compared to $1.8 million provided by financing activities for the nine months ended September 30, 2016.  Net cash used in financing activities during the nine months ended September 30, 2017, was primarily due to net payments on lines of credit, and a distribution to non-controlling local investors in South Africa.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the nine months ended September 30, 2017 of approximately $338,000.

At September 30, 2017, the Company had net working capital of $12.9 million, as compared to net working capital of $12.5 million at December 31, 2016. The Company's current ratio was 1.4 at both September 30, 2017, and December 31, 2016, respectively.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.      Controls and Procedures

Restatement of Previously Issued Financial Statements

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. The evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer included a review of the restatement described in the filing of this Form 10-Q, where we restated our consolidated balance sheet, consolidated statements of operations and comprehensive income and consolidated statements of equity. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, at the reasonable assurance level, to enable us to record, process, summarize and report information required to be disclosed by us in reports that we file or submit within the time periods specified in the SEC rules or forms due to the material weakness described below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of our disclosure controls and procedures as of September 30, 2017, we identified a material weakness in our internal control over financial reporting associated with the recognition of accumulated other comprehensive loss both in the equity section of the consolidated balance sheet and the comprehensive loss portion of the consolidated statement of income and comprehensive loss.

The Company did not design and maintain effective control over the assessment of the presentation of foreign currency translation adjustments when preparing the consolidated financial statements. While this is considered a material weakness in internal control over financial reporting, the Company determined that the related impact was not material to the results of operations or financial position for any prior annual or interim period as described above in Note 2 of the Company's prior period financial statements for the year ended December 31, 2016.

SPAR Group, Inc. and Subsidiaries

Changes in Internal Control over Financial Reporting

Other than the material weakness as set forth above during the quarter ended September 30, 2017, there have been no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2017, identified in connection with our evaluation that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Remediation Initiatives

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

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company during the three month periods ended September 30, 2017 and 2016 (in the amounts of $39,000 and $144,000, respectively), and the nine month periods ended September 30, 2017 and 2016 (in the amounts of $218,000 and $587,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination, that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any such judgment or similar amount imposed against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" acknowledging her engagement as an independent contractor.  On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California, in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified as independent contractors at any time between July 16, 2008, and June 30, 2014.  Ms. Clothier alleged that she and other class members were misclassified as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of various California minimum wage and overtime laws.  The Company was subsequently dismissed from the action without prejudice.  The court ordered that the case be heard in two phases.  Phase one was limited to the determination of whether members of the class were misclassified as independent contractors.  After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees.  The parties have now moved into phase two to determine damages (if any), which included discovery as to the measure of damages in the case.  Trial on phase two was scheduled for September 11, 2017, but was postponed.  The Court has scheduled a case management conference for December 19, 2017, to establish a new trial date for phase two.  SBS has advised the Company that SBS will appeal the adverse phase one determination when permitted under the court's rules.

SPAR Group, Inc. and Subsidiaries

SBS Rodgers Litigation

Maceo Rodgers was engaged by and provided services to SBS pursuant to the terms of his "Master Agreements" with SBS acknowledging his engagement as an independent contractor.  On February 21, 2014, Rodgers filed suit against SBS, Robert G. Brown and William H. Bartels, styled Civil Action No. 3:14-CV-00055, in the U.S. District Court for the Southern District of Texas (Galveston Division).  Plaintiff asserted claims on behalf of himself and an alleged class of similarly situated individuals who provided services to SBS as independent contractors at any time on or after July 15, 2012, claiming they all were misclassified as independent contractors and that, as a result of this misclassification, the Defendants improperly underpaid them in violation of the Fair Labor Standards Act's overtime and minimum wage provisions.  Although the Court conditionally certified the class on December 8, 2015, only 61 individuals joined the action as opt-in plaintiffs, and all but 11 of them have potentially disqualifying arbitration provisions, residences outside the class's geographic area, or late opt-in filings, and were challenged by the Defendants in various motions, including a motion to decertify the class.  The Court, however, did not rule on these motions and instead stayed the case on September 19, 2017, to allow the parties to mediate.  On October 24, 2017, the Court granted the parties' joint motion to extend the stay order until January 31, 2018.

SBS and SGRP Hogan Litigation

Paradise Hogan was engaged by and provided services to SBS as an independent contractor pursuant to the terms of an "Independent Contractor Master Agreement" with SBS acknowledging his engagement as an independent contractor.  On January 6, 2017, Hogan filed suit against SBS and SGRP and part of the Company), styled Civil Action No. 1:17-cv-10024-LTS, in the U.S. District Court for District of Massachusetts.  Hogan initially asserted claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS and SGRP as independent contractors. Hogan alleged that he and other alleged class members were misclassified as independent contractors, and as a result of this purported misclassification, Hogan asserted claims on behalf of himself and the alleged Massachusetts class members under the Massachusetts Wage Act and Minimum Wage Law for failure to pay overtime and minimum wages, as well as state law claims for breach of contract, unjust enrichment, quantum meruit, and breach of the covenant of good faith and fair dealing.  In addition, Hogan asserted claims on behalf of himself and the nationwide class for violation of the Fair Labor Standards Act's overtime and minimum wage provisions.  On March 28, 2017, the Company moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted.  Plaintiff's counsel subsequently notified SGRP's attorney of their intent to amend their Complaint without prejudice. The Amended Complaint, which was filed on May 2, 2017, eliminated all of Plaintiff's claims except for a single claim against SGRP for failure to pay Hogan and a similarly situated class of Massachusetts independent contractors all wages under the Massachusetts Wage Act and a separate, but identical claim against SBS. The result of the amendment significantly narrowed the scope of the litigation and eliminated the original nationwide Fair Labor Standards Act claims. The Company was granted leave to refile their motion to compel arbitration to dismiss Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted.  The Company's motion was filed on June 7, 2017, Plaintiff's opposition to the Company's motion was filed on June 21, 2017, and the Company thereafter filed a reply brief in support of its motion on June 30, 2017.  The parties currently await a hearing date on the Company's motion.

Potential Adverse Effects of the SBS Litigation

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company to the extent reimbursement is approved by the Company in its discretion), the failure of SBS to satisfy any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding imposed against or involving SBS, any claim by SBS, any other related party or any third party that the Company is somehow liable for any such judgment or similar amount imposed against SBS or other related party, any judicial determination that the Company is somehow liable for any such judgment or similar amount imposed against SBS or other related party (in whole or in part), any decrease in SBS's performance (quality or otherwise), any inability by SBS to execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 6 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

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

As a public company, we are required to comply with the standards adopted by the Public Company Accounting Oversight Board in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, regarding internal control over financial reporting. In connection with our evaluation of compliance, we identified a material weakness in our internal control over financial reporting as of March 31, 2017. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the first quarter of 2017, we have identified a material weakness in our internal control over financial reporting associated with the recognition of accumulated other comprehensive loss both in the equity section of the consolidated balance sheet and the comprehensive loss portion of the consolidated statement of income and comprehensive loss. Specifically, the Company previously attributed 100% of the foreign currency translation adjustment recorded in annual comprehensive loss to the Company compared to allocating a proportionate amount to the non-controlling interest portion on both the consolidated balance sheet and the consolidated statement of income and comprehensive loss. To address this material weakness, our management has implemented new procedures and internal controls surrounding the reporting of its majority owned international subsidiaries to insure comprehensive income (loss) and non-controlling interest are properly adjusted to account for the impact of foreign currency translation. However, these steps will take time to fully integrate and confirm, and until the remediation steps are fully implemented and tested, the material weakness will continue to exist.

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

SPAR Group, Inc. and Subsidiaries

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

Date: November 14, 2017	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer and Secretary