Form 10-K
period 2017-12-31
SPAR GROUP INC
filed 2018-04-02
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-27408

SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Westchester Avenue, Suite 204, White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting or an emerging growth company. (See definition of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.). (Check one):

Large Accelerated Filer ☐ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company) Emerging Growth Company ☐	Accelerated Filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2017, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $7 million.

The number of shares of the Registrant's Common Stock outstanding as of March 19, 2018, was 20,647,704 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2018 Annual Meeting of Stockholders scheduled to be held on May 2, 2018, which will be subsequently filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2017 (this "Annual Report"), contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on or about May 2, 2018 (the "Proxy Statement"), which SGRP expects to file on or about April 18, 2018, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

PART I

Item 1. Business

THE COMPANY'S BUSINESS GENERALLY

SPAR Group, Inc., a Delaware corporation incorporated in 1995 ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandise, office supply, grocery, drug, dollar, independent, convenience, home improvement, and electronics stores. The Company also provides; furniture and other product assembly services in stores, homes and offices and marketing research services. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May 2001. The Company currently does business in 10 countries that encompass approximately 50% of the total world population through its operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

Merchandising services primarily consist of regularly scheduled, special project and other product services provided at the store level, and the Company may be engaged by either the retailer or the manufacturer. Those services may include restocking and adding new products, removing spoiled or outdated products, resetting categories on the shelf in accordance with client or store schematics, confirming and replacing shelf tags, setting new sale or promotional product displays and advertising, replenishing kiosks, demonstrating or promoting a product, providing on-site audit and in-store event staffing services and providing product assembly services in stores, homes and offices. Other merchandising services include whole store or departmental product sets or resets, including new store openings, new product launches and in-store demonstrations, special seasonal or promotional merchandising, focused product support and product recalls. The Company continues to seek expansion of its merchandising, assembly and marketing services business throughout the world.

An Overview of the Merchandising and Marketing Services Industry:

The merchandising and marketing services industry includes manufacturers, retailers, brokers, distributors and professional service merchandising companies. Merchandising services primarily involve placing orders, shelf maintenance, display placement, reconfiguring products on store shelves and replenishing product inventory. Additional marketing services include, but are not limited to, new store sets and remodels, audits, sales assist, installation and assembly, product demos/sampling, promotion and various others. The Company believes that merchandising and marketing services add value to retailers, manufacturers and other businesses and enhance sales by making a product more visible and more available to consumers.

Historically, retailers staffed their stores as needed to provide these services to ensure that manufacturers' inventory levels, the advantageous display of new items on shelves, and the maintenance of shelf schematics and product placement were properly merchandised. However, retailers, in an effort to improve their margins, have decreased their own store personnel and increased their reliance on manufacturers to perform such services. At one time, manufacturers attempted to satisfy the need for merchandising and marketing services in retail stores by utilizing their own sales representatives. Additionally, retailers also used their own employees to merchandise their stores to satisfy their own merchandising needs. However, both manufacturers and retailers discovered that using their own sales representatives and employees for this purpose was expensive and inefficient.  In addition, the changing retail environment, driven by the rise of digital and mobile technology, is fostering even more challenges to the labor model of retailers and manufacturers.  These challenges include increased consumer demand for more interaction and engagement with retail sales associates, stores remodels to accommodate more technology, installation and continual maintenance of in-store digital and mobile technology, in-store pick-up and fulfillment of online orders and increased inventory management to reduce out-of-stocks from omnichannel shopping.

Most manufacturers and retailers have been, and SPAR Group believes they will continue, outsourcing their merchandising and marketing service needs to third parties capable of operating at a lower cost by (among other things) simultaneously serving multiple manufacturers. The Company also believes that it is well positioned, as a domestic and international merchandising and marketing services company, to provide these services to retailers, manufacturers and other businesses around the world more effectively and efficiently than other available alternatives.

Another significant trend impacting the merchandising and marketing services business is the continued preference of consumers to shop in stores and their tendency to make product purchase decisions once inside the store. Accordingly, merchandising and marketing services and in-store product promotions have proliferated and diversified. Retailers are continually re-merchandising and re-modeling entire departments and stores in an effort to respond to new product developments and changes in consumer preferences. The Company estimates that these activities have increased in frequency over the last few years. Both retailers and manufacturers are seeking third party merchandisers to help them meet the increased demand for these labor-intensive services.

In addition, the consolidation of many retailers and changing store formats have created opportunities for third party merchandisers when an acquired retailer's stores are converted to the look and format of the acquiring retailer. In many of those cases, stores are completely remodeled and re-merchandised to implement the new store formats.

SPAR Group believes the current trend in business toward globalization fits well with its expansion model. As companies expand into foreign markets, they will need assistance in merchandising or marketing their products. As evidenced in the United States, retailer and manufacturer sponsored merchandising and marketing programs are both expensive and inefficient. The Company also believes that the difficulties encountered by these programs are only exacerbated by the logistics of operating in foreign markets. This environment has created an opportunity for the Company to exploit its global internet, mobile and data network based technology (as further described below) and its business model worldwide.

The Company's Domestic and International Segments:

In order to cultivate and expand the Company's merchandising and marketing service businesses in both domestic and foreign markets, and ensure a consistent approach to those businesses worldwide, the Company has historically divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Division, and all locations outside the United States, which are the sales territories for its International Division. To that end, the Company also (1) provides to all of its locations its proprietary internet, digital and mobile based operating, scheduling, tracking and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with the Company's financial reporting and disclosure controls and procedures, ethics code and other policies, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's international subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide.

Each of the Company's divisions provides merchandising and other marketing services primarily on behalf of consumer product manufacturers, distributors and retailers at mass merchandise, office supply, grocery, drug, dollar, independent, convenience, home improvement and electronics stores in their respective territories. SPAR Group's clients include the makers and distributors of general merchandise, health and beauty care, consumer goods, home improvement, home entertainment, and food products in their respective territories.

The Company's international business is conducted through a foreign subsidiary incorporated in its primary territory. The primary territory establishment date (which may include predecessors), the percentage of the Company's equity ownership, and the principal office location for its US (domestic) subsidiaries and each of its foreign (international) subsidiaries is as follows:

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Vaughan, Ontario, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
China	March 2010	51%	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51%	Istanbul, Turkey
Brazil[1]	September 2016	51%	Sao Paulo, Brazil

1     In September 2016, the Company established a new joint venture subsidiary in Brazil, see Note 14 to the Company's Consolidated Financial Statements – Purchase of Interests in Subsidiaries. This new subsidiary purchased stock in two Brazilian companies – New Momentum, Ltda. and New Momentum Servicos Temporarios Ltda.

Financial Information about the Company's Domestic and International Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions (as described above). The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the years ended December 31, 2017 and 2016, and their respective assets as of December 31, 2017 and 2016, is provided in Note 13 to the Company's Consolidated Financial Statements – Segment Information, below.

The Company's Business Strategies

As the marketing services industry continues to expand both in the United States and internationally, many large retailers and manufacturers are outsourcing their merchandising and marketing service needs to third-party providers. The Company believes that offering marketing services on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that successful use of and continuous improvements to a sophisticated technology infrastructure, including the Company's proprietary global internet, digital and mobile technological systems (including servers and other hardware) and its logistical, communication, scheduling, tracking, reporting and accounting software and applications (the "Global Technology Systems"), is key to providing clients with a high level of client service while maintaining efficient, lower cost operations. The Global Technology System uses proprietary software and applications of the Company as well as software (including operating system, office, exchange, data base and server programs) licensed and hardware purchased or leased from third parties and internet and telecommunication services provided by third parties. The Global Technology System can be accessed through the computers or mobile devices of its authorized personnel and clients and allows the Company to communicate with field management, schedule the store-specific field operations more efficiently, receive information, incorporate, quantify the benefits of its services to clients faster, respond to clients' needs quickly and rapidly implement client programs. The Company's objective is to continue to expand international retail merchandising and marketing services by pursuing its operating and growth strategy, as described below.

Increasing the Company's Sales Efforts:

The Company is seeking to increase revenues from its current clients, as well as establishing long-term relationships with new clients, many of which currently use other merchandising companies for various reasons. In addition to expanding its direct sales efforts, the Company is working to strengthen the senior executive relationships between the Company and its clients, is executing a marketing plan to expand the Company's presence in media and client channels, and is receiving and responding to an increasing number of requests for proposals ("RFPs") from potential and existing clients. The Company believes its technology, field implementation and other competitive advantages will allow it to capture a larger share of this market over time. However, there can be no assurance that any increased sales will be achieved.

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

Leveraging and Improving on the Company's Technological Strengths:

The Company believes that providing merchandising and marketing services in a timely, accurate and efficient manner, as well as delivering timely, accurate and useful reports to its clients, are key components that are and will continue to be critical to the Company's success. The Company's Global Technology Systems improve the productivity of the Company's merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), and provide timely data to its clients. The Company's Field Specialists use smartphones, tablets, laptops, and personal computers to report (through the internet or mobile or telecommunication networks) the status of each store or client product they service into the Company's Global Technology Systems. Field Specialists report on a variety of issues such as store conditions and status of client products (e.g. out of stocks, inventory, display placement) or they may scan and process new orders for certain products.

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

The Company believes that it can continue to improve, modify and adapt its technology to support merchandising and other marketing services for additional clients and projects in the United States and in foreign markets. The Company also believes that its Global Technology Systems give it a competitive advantage in the marketplace worldwide. The Company has successfully modified and is currently utilizing certain of its software applications in the operation of its International Division. The Company's Global Technology Systems are developed, operated, managed, maintained, and controlled from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A. The scheduling, tracking and reporting software currently included in the Company's Global Technology Systems were co-developed and are co-owned by the Company and certain of its affiliates and maintained and further developed and improved by the Company at its own expense. See Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions - Other Related Party Transactions and Arrangements, below.

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

Another key to the Company's international and domestic expansion is its strategy of seeking a minority (i.e., non-controlling) investor that is experienced (directly or through its principals) in the local area and not otherwise affiliated with the Company (each a "Local Investor") for each new consolidated joint venture subsidiary acquired by the Company. The Company supervision and control over each such consolidated subsidiary is strengthened through its subsidiary documentation and the use of its Global Technology Systems. The Company's supervision and control is further strengthened by its company-wide executive management, administrative support, accounting oversight, procedures and controls (financial and reporting), and corporate codes and policies that apply to each such subsidiary (the Company's "Global Administration", and together with its Global Technology Systems, the Company's "Global Contributions"). The Company also seeks to own a majority (at least 51%) of such a subsidiary's equity while the Local Investor purchases a minority equity interest in it (49% or less). Since 2014 the Company has sought (in the governing documents for each new acquisitions or reorganization) to have a majority of the members of such subsidiary's board of directors, to have all quorums and matters decided by a simple majority of its equity or directors, and to have such subsidiary agree to be bound by the Company's financial and reporting controls and procedures, ethics code, and other corporate codes and policies. In addition to its equity participation, a Local Investor provides certain services and the useful local attention, perspective and relationships of a substantial (although non-controlling) equity owner with a strong financial stake in such subsidiary's success (the "Local Contributions"). The Local Investor also often contributes an existing customer base and a seasoned operating infrastructure as additional Local Contributions to the subsidiary in which it invests. As of the date of this Annual Report, National Merchandising Services, LLC, in the U.S.A. (see below) and each of the Company's international operating subsidiaries (other than those in Canada and Japan) has a Local Investor. See Item 1A - Risk Factors - Potential Conflicts in Services Provided by Affiliates, Risks Associated with International and Domestic Subsidiaries, Risks of Having Material Local Investors in International and Domestic Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, Item 13 – Certain Relationships and Related Transactions, and Director Independence - International Related Party Services and Related Party Transactions and Arrangements in the Brazil Acquisition, Note 2 to the Company's Consolidated Financial Statements – Summary of Significant Accounting Policies: Principles of Consolidation, Accounting for Joint Venture Subsidiaries, Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions - International Related Party Services and Related Party Transactions and Arrangements in the Brazil Acquisition, Note 14 to the Company's Consolidated Financial Statements – Purchase of Interests in Subsidiaries, and Note 16 to the Company's Consolidated Financial Statements – Subsequent Events– Resource Plus Acquisition, below.

In September 2016, the Company, through its subsidiary in the Cayman Islands, SPAR International Ltd., entered into an agreement to purchase the equity shares (called "quotas") in New Momentum Ltda. and New Momentum Serviços Temporários Ltda., each a Brazilian limitada from Interservice Publicidade Sociedade Ltda., a Brazilian limitada, Momentum Promoções Ltda., a Brazilian limitada, and IPG Nederland B.V., a Netherlands company.  The Company consolidated its Brazil operations beginning on September 14, 2016.  See Item 13 – Certain Relationships and Related Transactions, and Director Independence - International Related Party Services and Related Party Transactions and Arrangements in the Brazil Acquisition, Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions - International Related Party Services and Related Party Transactions and Arrangements in the Brazil Acquisition, Note 14 to the Company's Consolidated Financial Statements – Purchase of Interests in Subsidiaries, and Note 16 to the Company's Consolidated Financial Statements – Subsequent Events– Resource Plus Acquisition, below.

Descriptions Of The Company's Services

The Company currently provides a broad array of domestic and international services to some of the world's leading companies. The Company believes its full-line capabilities provide fully integrated solutions that distinguish the Company from its competitors. These capabilities include the ability to respond to multi-national client RFPs, develop plans at one centralized location, effect chain-wide execution, implement rapid, coordinated responses to its clients' needs and report on a real time basis throughout the world. The Company also believes its international presence, industry-leading technology, centralized decision-making ability, local follow-through, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a significant advantage over local, regional or other competitors.

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

Assembly Services:

The Company's assembly services are initiated by retailers, manufacturers or consumers, and upon request the Company assembles furniture, grills, and many other products in stores, homes and offices. The Company performs ongoing routed coverage at retail locations to ensure that furniture and other product lines are well displayed and maintained, and builds any new items or replacement items, as required. In addition, the Company provides in-home and in-office assembly to customers who purchase their product from retailers, whether in store, online or through catalog sales.

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

Other Marketing Services:

Other marketing services performed by the Company include:

Mystery Shopping - Anonymously calling and visiting retail outlets (e.g. stores, restaurants, banks) to check on distribution or display of a brand and to evaluate products, service of personnel, condition of store, etc.

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

The Company's marketing and sales efforts within its International Division are structured to develop new national, regional and local business in both new and existing international territories by acquiring existing businesses and within the Company's existing international territories through targeted sales efforts. The Company has an international acquisition team whose primary focus is to seek out and develop acquisitions throughout the world. Marketing and sales targets and strategies are developed within an international subsidiary, in consultation with the Company's U.S. headquarters, with assistance from the applicable Local Investor, and are communicated to the Company's applicable international sales force for execution. The Company's international sales force for a particular territory is located throughout that territory and work from the Company's office in that territory and their home offices. In addition, the Company's international corporate account executives play an important role in the Company's new business development efforts within the Company's existing manufacturer, distributor and retail client base within their respective territories.

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

The Company's Customer Base

The Company currently represents numerous manufacturers and/or retail clients in a wide range of retail chains and stores worldwide, and its customers (which it refers to as clients) include the following markets:

•	Mass Merchandisers
•	Pharmacies
•	Grocery Stores
•	Office Supply Stores
•	Dollar Stores
•	Convenience Stores
•	Specialty Stores
•	Electronic Stores
•	Home Improvement Stores
•	Other retail outlets (such as discount and electronic stores, independents, in-home and in-office, etc.)

The Company did not have any clients that represented 10% or more of the Company's net revenue for the years ended December 31, 2017 and 2016.

The Company's Competition

The marketing services industry is highly competitive. The Company's competition in the Domestic and International Divisions arise from a number of large enterprises, many of which are national or international in scope. The Company also competes with a large number of relatively small enterprises with specific client, channel or geographic coverage, as well as with the internal marketing and merchandising operations of its existing and prospective clients. The Company believes that the principal competitive factors within its industry include development and deployment of technology, breadth and quality of client services, cost, the ability to execute specific client priorities rapidly and consistently over a wide geographic area, and the ability to ideate and operate as a retail business partner delivering value above the base services. The Company believes that its current structure favorably addresses these factors and establishes it as a leader in many retailer and manufacturer verticals. The Company also believes it has the ability to execute major national and international in-store initiatives and develop and administer national and international manufacturer programs. Finally, the Company believes that, through the use and continuing improvement of its Global Technology Systems, other technological efficiencies and various cost controls, the Company will remain competitive in its pricing and services.

The Company's Trademarks

The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly, efficiently and consistently over a wide geographic area. The Company's trademarks are generally licensed royalty free to its affiliates, SAS, SBS, and SIT (as defined in Item 13 – Certain Relationships and Related Transactions, and Director Independence, below). The scheduling, tracking and reporting software currently included in the Company's Global Technology Systems were co-developed and are co-owned by the Company, SBS and SIT and are maintained and further developed and improved by the Company at its own expense at a cost of $1.0 and $1.3 million in 2017 and 2016, respectively. See "An Overview of the Merchandising and Marketing Services Industry" and "Competition", above, Item 13 – Certain Relationships and Related Transactions, and Director Independence- Other Related Party Transactions and Arrangements, and Note 11 to the Company’s Consolidated Financial Statements - Related Party Transactions - Other Related Party Transactions and Arrangements, below.

The Company's Labor Force

Worldwide the Company utilized a labor force of approximately 26,100 people in 2017.

During 2017, the Company's Domestic Division employed a labor force of 371 people. As of December 31, 2017, there were 329 full-time employees and 42 part-time employees engaged in domestic operations. In the Company's Domestic Division, the Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist") who are located, scheduled, deployed and administered domestically by local, regional, district and other personnel (each a "Field Administrator"). The Company's affiliate, SPAR Business Services, Inc. ("SBS"), during 2017 provided approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost the Field Specialists utilized by the Company domestically.  The Company's affiliate, SPAR Administrative Services, Inc. ("SAS") during 2017 provided approximately 57 Field Administrators (all of whom were employed by SAS) representing 91% (or $4.2 million) of the total cost of the Field Administrators utilized by the Company domestically.

The Company has been reevaluating its business model of using independent contractors as Field Specialists (whether or not provided by others) in light of changing client requirements and legal and regulatory environments.  The Company has determined that it will be shifting to an all employee model for its Field Specialists in May of 2018 to support the performance of its services in California for its clients in this critical market.  Management currently estimates that the potential incremental annual cost of this change in California from independent contractors to Company employees is between approximately $250,000 and $350,000.  The Company is also evaluating whether this all employee model for its Field Specialists should be used in other states and intends to begin testing an employee based model nationally for certain domestic clients that are requiring the Company to use employees as its Field Specialists.  The Company expects that using employees as its Field Specialists in additional states will cost substantially more than using independent contractors for the same services.  See Item 13 – Certain Relationships and Related Transactions and Director Independence - Domestic Related Party Services, and Note 7 to the Company's Consolidated Financial Statements –  Commitments and Contingencies - Legal Matters, and Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below.

As of December 31, 2017, the Company's International Division's labor force consisted of approximately 1,142 people. There were 1,111 full-time and 31 part-time employees engaged locally by our foreign subsidiaries in their respective international operations. The International Division's field force consisted of approximately 13,500 Field Specialists engaged locally by our foreign subsidiaries in their respective international operations, some of whom are provided by affiliates of the applicable Local Investor or joint venture subsidiary management. See Item 13 – Certain Relationships and Related Transactions and Director Independence - International Related Party Services, and Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions - International Related Party Services, below.

The Company considers its relations with its own employees to be generally good.

Item 1A. Risk Factors

Investing in SGRP's common stock ("SGRP Common Stock") involves a high degree of risk and is subject to a number of risks, uncertainties, cautions, circumstances and other factors ("Risks") that could cause the Company's actual results to differ materially from those projected or otherwise expected in any forward-looking statements or other information (see Forward-Looking Statements immediately preceding Part I, above).

The following are some of the important Risks faced by the Company, but they are not all of the Risks facing the Company. Those Risks listed below are in addition to the Risks and other information contained elsewhere in this Annual Report, the Proxy Statement and the Company's other SEC Reports, and all of them should be carefully considered in evaluating the Company and its business. If any of those Risks occur or become more significant (in whole or in part), or if any presently unknown Risk occurs, it could materially and adversely affect the results, actions, levels of activity, performance, achievements or condition of the Company (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition).

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

Dependence on Largest Customer and Large Retail Chains

As discussed above in Company's Customer Base, the Company currently does not have a significant customer concentration. However, there can be no assurance that the Company will be able to obtain new business, renew existing client contracts at the same or higher levels of pricing or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. In addition, consolidation by the Company's clients in the industries it serves could result in our losing business if the combined entity chooses a different provider, and the bankruptcy of a significant customer could result in the loss of substantial receivables or the return of substantial recent payments. The loss of any of its customers, the loss of the ability to provide merchandising and marketing services in those chains, the loss of substantial receivables or payments, or the failure to attract new large clients could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

Dependence on Retailers with Physical Stores

Retailers with physical store locations are facing increasing consolidation and competition from virtual stores. Some retailers with physical stores have failed, others are struggling, and others are merging in this highly competitive environment. Although the Company's merchandising services help physical retailers in successfully competing against virtual stores, and the Company provides assembly and other services utilized by online retailers, the Company's business and growth depends in large part on the continuing need for in-store merchandising of products and the continuing success of retailers with physical store locations. There can be no assurance that the in-store merchandising of products will increase or even continue at current levels or that retailers with physical store locations will continue to compete successfully in those stores, and some retailers are shifting their sales focus to their virtual online stores. A significant decrease in such need for in-store merchandising or success of such physical stores could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

Risks of Losses and Financial Covenant Violations

In the past, the Company occasionally suffered operating losses.  As a result of those losses and related effects, the Company had repeated technical violations of certain covenants in the Company's prior domestic credit facility, which its lender periodically waived for fees rather than permanently resetting them to realistically achievable levels.  However, the Company changed its domestic lenders in July 2010 and entered into a new credit facility with financial covenants that the Company then believed were more realistic and thus less likely to require waivers.  Since then, however, certain one-time charges and adverse operating results during 2016 have resulted in the Company being in default of its fixed charge coverage ratio during the first and third quarters and for the year ended December 31, 2016.  The Company has successfully sought and received the requisite waivers for these defaults.  The Company was in compliance of all its new domestic lender's bank covenants in 2017.  See Note 5 to the Company's Consolidated Financial Statements - Credit Facilities - Sterling Credit Facility, and Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, below. The Company again changed its domestic lenders in January 2018 and entered into a new credit facility with increased availability and improved financial and other covenants.  See Note 16 to the Company's Consolidated Financial Statements – Subsequent Events – PNC Credit Facility, below.

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

Return Risks on Software Capital Expenditures

The Company has made and will continue to make significant investments in improving its existing Global Technology Systems and developing new software, applications and systems, which is a complex and lengthy process and totaled $1.0 and $1.3 million in 2017 and 2016, respectively, for capitalized software improvement and development. The Company may not be able to charge its clients for improvements or otherwise recover its costs, and new developments may never become marketable, chargeable or profitable. However, a failure to improve its existing Global Technology Systems or develop new software, applications or systems could result in a loss of clients.

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

The successful integration of these acquisitions also may involve a number of additional risks, including: (i) the inability to retain the clients of the acquired business; (ii) the lingering effects of poor client relations or service performance by the acquired business, which also may taint the Company's existing business; (iii) the inability to retain over the long term the desirable management, key personnel and other employees of the acquired business; (iv) the inability to fully realize the desired efficiencies and economies of scale; (v) the inability to establish, implement or police the Company's existing standards, controls, procedures and policies on the acquired business; (vi) diversion of management attention; and (vii) exposure to client, employee and other legal claims for activities of the acquired business prior to acquisition. In addition, any acquired business could perform significantly worse than expected.

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

Uncertainty of Financing for, and Dilution Resulting from, Future Acquisitions and Settlements

The timing, size and success of acquisition and litigation settlement efforts and any associated capital commitments cannot be readily predicted. Future acquisitions and litigation settlement may be financed by issuing shares of the SGRP Common Stock, cash, or a combination of SGRP Common Stock and cash. If the SGRP Common Stock does not maintain a sufficient market value, or if potential acquisition candidates or litigants are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the sale of their businesses or settlement of their litigation, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders. In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for its acquisitions or litigation settlements on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

The Company relies on third-party vendors to provide its internet and telecommunication network access and other services used in its business, and the Company has no control over such third-party providers. Additionally, a cybersecurity breach that results in unauthorized access to sensitive consumer or corporate information contained in these systems may adversely affect the Company's reputation and lead to claims against it. Such claims could include identity theft or other similar fraud-related claims. Any system failure, accident or security breach could result in disruptions to the Company's operations. To the extent that any disruption or security breach results in a loss or damage to the Company's data, or results in inappropriate disclosure of confidential information, it could cause significant damage to its reputation, affect its relationships with its customers, lead to claims against it and ultimately harm its business. In addition, the Company may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors

The success of the Company's domestic business is dependent upon the successful execution and administration of its domestic field services by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist") who are located, scheduled, deployed and administered domestically by local, regional, district and other personnel (each a "Field Administrator"). The Company's affiliate, SPAR Business Services, Inc. ("SBS"), during 2017 provided approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost the Field Specialists utilized by the Company domestically.  The Company's affiliate, SPAR Administrative Services, Inc. ("SAS") during 2017 provided approximately 57 Field Administrators (all of whom were employed by SAS) representing 91% (or $4.2 million) of the total cost of the Field Administrators utilized by the Company domestically. See Item 1 - Business - The Company's Labor Force, above.

To the extent the Company continues to use the services provided by SAS and SBS, the success of the Company's domestic business is dependent (at least in part) upon the financial and operational viability of SAS and SBS.  In order to ensure business continuity and the best and most reliable execution of the Company's services to its clients, the Company is also evaluating utilizing Field Specialists and Field Administrators provided by Company subsidiaries (in the case of employees) and provided by non-affiliated vendors, and whether and to what extent the Company should continue to use Field Specialists and Field Administrators provided by SBS and SAS.

SBS, SAS and certain service providers to the Company's foreign joint venture subsidiaries are affiliates of the Company and engaged in related party transactions with the Company, but none of those service providers is a subsidiary of or controlled by the Company and none of them are included in the Company's consolidated financial statements.  For contractual details and payment amounts, see Item 13 – Certain Relationships and Related Transactions, and Director Independence – Domestic Related Party Services, and Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions, below.

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

Substantially all of the Company's Field Specialists are engaged and provided as independent contractors by SBS (see above).  The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others.  SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in 2017 and 2016 (in the amounts of $193,000 and $736,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.  The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis, including the relative costs and benefits to the Company.  The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment, settlement, or related tax, penalty, or interest in any legal challenge or other proceeding, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts).  However, there are no assurances that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (through reimbursement, indemnification or otherwise) for any judgment against SBS.  Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.  As noted above, the Company is also evaluating utilizing Field Specialists and Field Administrators provided by Company subsidiaries (in the case of employees) and provided by non-affiliated vendors, and whether and to what extent the Company should continue to use Field Specialists and Field Administrators provided by SBS and SAS.  Current material proceedings against SBS are described in Item 3 - Legal Proceedings, Item 13 – Certain Relationships and Related Transactions, and Director Independence – Domestic Related Party Services, Note 7 to the Company's Consolidated Financial Statements - Commitments and Contingencies - Legal Matters, and Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, below.  See also Potential Conflicts in Services Provided by Affiliates and Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, in these Risk Factors, below.

However, the Company has been reevaluating its business model of using independent contractor's as Field Specialists (whether or not provided by others) in light of changing client requirements and legal and regulatory environments.  The Company has determined that it will be shifting to an all employee model for its Field Specialists in May of 2018 to support the performance of its services in California for its clients in this critical market.  The Company is also evaluating whether this all employee model for its Field Specialists should be used in other states, and intends to begin testing an employee based model nationally for certain domestic clients that are requiring the Company to use employees as its Field Specialists.  The Company expects that using employees as its Field Specialists in additional states will cost substantially more than using independent contractors for the same services.

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company), any claim by SBS, SAS, any related party or any third party that the Company is somehow liable for any judgment against SBS or SAS, any judicial determination that the Company is somehow liable for any judgment against SBS or SAS (in whole or in part), any decrease in SBS's or SAS’s performance (quality or otherwise), any inability by SBS or SAS to execute the services for the Company or to continue with their respective present business models, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Potential Conflicts in Services Provided by Affiliates

The Company's affiliate, SPAR Business Services, Inc. ("SBS"), during 2017 provided approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost the Field Specialists utilized by the Company domestically.  The Company's affiliate, SPAR Administrative Services, Inc. ("SAS") during 2017 provided approximately 57 Field Administrators (all of whom were employed by SAS) representing 91% (or $4.2 million) of the total cost of the Field Administrators utilized by the Company domestically.  See Item 1 - Business - The Company's Labor Force, above, and Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors in this Part IA - Risk Factors, above.  SBS and SAS are affiliates of the Company but neither of them is a subsidiary of or controlled by the Company and neither of them are included in the Company's consolidated financial statements.  SBS is owned by Mr. Robert G. Brown, founder, director, Chairman and a significant stockholder of the Company, and Mr. William H. Bartels, founder, director, Vice Chairman and a significant stockholder of the Company.  SAS is owned by Mr. Bartels and certain relatives of Mr. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Mr. Brown and Mr. Bartels are also stockholders, directors and executive officers of various other affiliates of SGRP.

Disputes in the business relationships between the Company and either or both of SBS or SAS (which have occurred and my occur again), it is possible that Messrs. Brown or Bartels may have one or more conflicts of interest with respect to those relationships and could cause SBS and/or SAS to cease or reduce work for the Company, to renegotiate or cancel their arrangement with the Company or otherwise act in a way that is not in the Company's best interests.  To a lesser extent, similar conflicts and events could arise with respect to the Company's contracts with affiliates in South Africa, Mexico, Brazil and Turkey.  See Item 1 – Business - The Company's Labor Force, above, and Item 1A - Risk Factors -Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, above, and Item 1A - Risk Factors - Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Risks of Having Material Local Investors in International and Domestic Subsidiaries, Item 13 – Certain Relationships and Related Transactions, and Director Independence, below, and Note 7 to the Company's Consolidated Financial Statements –  Commitments and Contingencies - Legal Matters, and Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions- Domestic Related Party Services, below.  The Company is evaluating whether and the extent (if any) to which continue with them.  The services provided by SBS and SAS to the Company in the United States are material and there are no assurances that the Company could (if necessary under the circumstances) replace the field merchandising specialists and management currently provided by SBS and SAS, respectively, in sufficient time to perform its client obligations or at such favorable rates in the event either or both of SBS or SAS no longer performed those services. See Note 7 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, and Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below. Any cancellation, other nonperformance or material pricing increase under the Company's arrangements with SAS or SBS could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  However, the Company is evaluating potential alternative suppliers of Field Specialists and Field Administrators.

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

Risks of Illiquidity in SGRP Common Stock

The market price of SGRP Common Stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2017, the sale price of SGRP Common Stock fluctuated from $0.87 to $1.66 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

●

the relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's co-founders (as noted below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price;

●

the substantial beneficial ownership of the Company's voting stock and potential control by Mr. Robert G. Brown and Mr. William H. Bartels, who are the Company's co-founders and directors and Officers of the Company; Mr. Brown beneficially owns approximately 33.6% (or 6.9 million shares) of the SGRP Common Stock, and Mr. Bartels beneficially owns approximately 25.6% (or 5.3 million shares) of the SGRP Common Stock, which amounts were calculated using their individual beneficial ownerships and the total outstanding ownership (20.6 million shares) of the SGRP Common Stock on a non-diluted basis at December 31, 2017. This means that together they beneficially own a total of approximately 59.2% (or 12.2 million shares) of the SGRP Common Stock (see Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, below);

●	the periodic potential risk of the delisting of SGRP Common Stock from trading on Nasdaq (as described below);

●

any announcement, estimate or disclosure by the Company, or any projection or other claim or pronouncement by any of the Company's competitors or any financial analyst, commentator, blogger or other person, respecting (i) any new service created or improved, significant contract, business acquisition or relationship, or other publicized development by the Company or any of its competitors, or (ii) any change, fluctuation or other development in the Company's actual, estimated or desired affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition or in those of any of the Company's competitors, in each case irrespective of accuracy or validity and whether or not adverse or material; and

●

the general volatility of stock markets, consumer and investor confidence, and the general state of the economy (which often affect the prices of stock issued by the Company and many others without regard to financial results or condition).

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

Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels are directors, officers (Chairman and Vice-Chairman, respectively) and significant stockholders of the Company. Mr. Brown beneficially owns approximately 33.6% (or 6.9 million shares of the SGRP Common Stock); and Mr. Bartels beneficially owns approximately 25.6% (or 5.3 million shares) of the SGRP Common Stock; which amounts were calculated using their individual beneficial ownerships and the total outstanding ownership (20.6 million shares) of the SGRP Common Stock on a non-diluted basis at December 31, 2017. This means that together Mr. Brown and Mr. Bartels beneficially own a total of approximately 59.2% (or 12.2 million shares) of the SGRP Common Stock and have, should they choose to act together, and under certain circumstances Mr. Brown acting alone may have, the ability to control the election or removal of directors, the approval or disapproval of acquisitions, mergers, conflicts of interest and all other matters that must be approved by the Company's stockholders. In any event, Mr. Brown and Mr. Bartels continue to have significant influence over the Company's business and operations and the outcome of the Company's corporate operations, acquisitions and other actions, including those involving stockholder approvals. The interests of any significant stockholder may be different from time to time from, and potentially in conflict with, the interests of other stockholders, and ownership concentration could cause, delay or prevent a change in the Company's control or otherwise discourage the Company's potential acquisition by another person, any of which could cause the market price of the SGRP Common Stock to decline and that decline could be significant.

Risks of Dilution

The Company may issue stock options and award restricted stock to directors, officers, employees and consultants in the future at Common Stock per-share exercise prices below the market price(s). In addition, the Company may issue shares of SGRP Common Stock in the future in furtherance of the Company's acquisitions or development of businesses or assets or litigation settlements. Each of those and other issuances of SGRP Common Stock could have a dilutive effect on the value of currently held shares, depending on the price the Company is paid (or the value of the assets or business acquired) for such shares, market conditions at the time and other factors.

Risks of a Nasdaq Delisting and Penny Stock Trading

Mr. Lorrence T. Kellar has announced his intent to retire as an independent director from SGRP's Board of Directors (the "Board") and its Audit, Compensation, Governance and Special Committees at the end of the May Board and Committee meetings (currently scheduled to end on May 3, 2018), and will not stand for relection at the annual meeting of SGRP's stockholders on May 2, 2018 (the "2018 Annual Meeting"), but Mr. Kellar has not officially retired to date. The size of the Board and its Audit, Compensation, Governance and Special Committees have been reduced to six and three, respectively, effective upon his actual retirement. The Board and its Governance Committee have been seeking a replacement independent director, have located potential candidates, and have begun diligence respecting and discussions with them. However, they may not find an acceptable candidate who is willing to serve as an independent director on the Board and its Committees by the time of Mr. Kellar's retirement, and if that occurs, SGRP's Board will no longer comply with the majority independent director requirement for continued listing set forth in Rule 5605(b)(1) of the Nasdaq Listing Rules, which requires that independent directors be a majority of the SGRP Board of Directors and the only members of its Audit, Compensation, Governance and Special Committees (known as the "Independent Majority Rule") and will likely receive a Deficiency Letter from Nasdaq indicating that failure. Although independent directors will not be a majority of the SGRP Board under those circumstances, the only members of SGRP's Audit, Compensation, Governance and Special Committees will continue to be independent directors. Upon receipt of that Deficiency Letter, SGRP will have a six month grace period to regain compliance with the Independent Majority Rule (which SGRP may do by adding an independent director to or removing a non-independent director from SGRP's Board), and if SGRP does not regain compliance with the Independent Majority Rule Rule prior to the expiration of that grace period, SGRP's securities are subject to delisting from Nasdaq (which may be appealed).

SGRP Common Stock has recently traded and could in the future again trade for less than $1.00 per share, which is below Nasdaq's minimum trading price for continued listing on the Nasdaq stock market.  The Company received a notice from Nasdaq on May 25, 2017, advising the Company that it failed to maintain a minimum closing bid price of $1.00 per share for its shares of Common Stock for the prior 30 consecutive business days as required by Nasdaq Listing Rule 5550(a)(2) (known as the "Bid Price Rule"), and that it had a 180 day grace period in which to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for SGRP Common Stock for a minimum of ten consecutive business days.  On July 13, 2017, the Company received notice from Nasdaq that it had regained compliance with the Bid Price Rule and the matter was closed.

There can be no assurance that the Company will be able to comply in the future with Nasdaq's Independent Majority Rule (requiring that independent directors be a majority of the SGRP Board of Directors and the only members of its Audit, Compensation and Governance Committees), Nasdaq's Bid Price Rule (requiring a minimum bid price of $1.00/share), independent director rules or other Nasdaq continued listing requirements. If the Company fails to satisfy the applicable continued listing requirement and continues to be in non-compliance after notice and the applicable grace period ends (which is six months in the case of the Bid Price Rule or Independent Majority Rule), Nasdaq may commence delisting procedures against the Company (during which the Company will have additional time of up to six months to appeal and correct its non-compliance). If the SGRP Common Stock shares were ultimately delisted by Nasdaq, the market liquidity of the SGRP Common Stock could be adversely affected and its market price could decrease, even though such shares may continue to be traded "over the counter", due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting.

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

Risks Associated with Foreign Currency

The Company also has foreign currency exposure associated with its international subsidiaries. In 2017, these foreign currency exposures were primarily concentrated in the Mexican Peso, South African Rand, Chinese Yuan, Japanese Yen, Indian Rupee, Canadian Dollar, and Brazilian Real.

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

The following is a list of the headquarter locations for the Company and its international subsidiaries:

DOMESTIC:
White Plains, NY (Corporate Headquarters)
Auburn Hills, MI (Operational Headquarters) Southfield, MI (Worldwide Data Center) East Greenbush, NY Fayetteville, GA Jacksonville, FL (since January 2018) Mooresville, NC (since January 2018)

INTERNATIONAL:
Vaughan, Ontario, Canada	Tokyo, Japan	Durban, South Africa
New Delhi, India	Melbourne, Australia	Mexico City, Mexico
Shanghai, China	Istanbul, Turkey	Sao Paulo, Brazil

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

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"). The Company's affiliate, SPAR Business Services, Inc. ("SBS"), during 2017 provided approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost the Field Specialists utilized by the Company domestically.  SBS is not a subsidiary or in any way under the control of SGRP, SBS is not consolidated in the Company's financial statements, and SGRP does not participate in or control the defense by SBS of any litigation against it.  For contractual details and payment amounts, see Item 13 – Certain Relationships and Related Transactions, and Director Independence– Domestic Related Party Services, and Note 11 to the Company's Consolidated Financial Statements - Related Party Transactions -  Domestic Related Party Services, below.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others. SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in 2017 and 2016 (in the amounts of $193,000 and $736,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company. SBS has disputed the Company's right to review and decide the appropriateness of the reimbursement of any of those defense (and various other) expenses.

As provided in SBS's Prior Agreement, the Company is not obligated or liable, and the Company has not otherwise agreed and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts).

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company to the extent reimbursement is approved by the Company in its discretion) could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

There can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination.  In addition, there can be no assurance that SBS or someone else will not claim, and no assurance that SBS will be able to successfully shield any claim, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS.  Any decrease in SBS's performance (quality or otherwise), any inability by SBS to use its assets without encumbrance or execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

As the Company utilized the services of SBS to support its in-store merchandising needs in California, management of the Company determined, with the support of SGRP's Audit Committee and Board of Directors, that it will be shifting to an all employee servicing model for its Field Specialists in May of 2018 to support the performance of its services in California for clients in this critical market and nationally for certain domestic clients that are requiring the Company to use employees as its Field Specialists.  Management currently estimates that the potential incremental annual cost of this change in California from independent contractors to Company employees is between approximately $250,000 and $350,000.  The Company is also evaluating whether this all employee model for its Field Specialists should be used in other states.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California (the "Clothier Case"), in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified as independent contractors at any time between July 16, 2008, and June 30, 2014.  Ms. Clothier alleged that she and other class members were misclassified as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of various California minimum wage and overtime laws.  The Company was originally a defendant in the Clothier Case but was subsequently dismissed from the action without prejudice.  The court ordered that the case be heard in two phases.  Phase one was limited to the determination of whether members of the class were misclassified as independent contractors.  After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees.  The parties have now moved into phase two to determine damages (if any), which has included discovery as to the measure of damages in this case.

The Parties are still proceeding with the damages phase of the Clothier Case, which trial is currently scheduled for late August of 2018, and with a potential final judgment in the Clothier Case expected by the Company later in 2018 (although it could come sooner).  SBS has advised the Company that SBS could appeal the adverse phase one determination and any damage award once damages have been determined, when an appeal is permitted under the court's rules.  No determination has been made by the Company (in its discretion) as to whether to reimburse the costs of such an appeal.  However, the Company (in its discretion) has determined that it will not advance or reimburse the funds to SBS to post a bond to stay execution during such an appeal by SBS.  SBS must post a bond of 1.5 times the damage award in order to stay execution on the judgment during an appeal, and SBS's assets (including those used in providing services to the Company) are subject to legal process (including levy, attachment and sale) if no bond is posted.  Action against SBS's assets could have a material adverse effect on SBS's ability to provide services needed by the Company. The Company is evaluating other potential suppliers of Field Specialists as alternatives should SBS be unable to provide some or all of the services needed by the Company.

Currently the Company is not a party to the Clothier Case as the Company was dismissed without prejudice. However, if SBS is not able to meet its obligations under the final judgment, the Company could be drawn back into the Clothier Case.  Should this occur, the Plaintiffs will need to further assert and prove that the Company is somehow also liable for damages in the Clothier Case, and the Company is prepared to vigorously challenge that assertion.

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

SBS Rodgers Litigation

Maceo Rodgers was engaged by and provided services to SBS pursuant to the terms of his "Master Agreements" with SBS acknowledging his engagement as an independent contractor.  On February 21, 2014, Rodgers filed suit against SBS, Robert G. Brown and William H. Bartels, styled Civil Action No. 3:14-CV-00055, in the U.S. District Court for the Southern District of Texas (Galveston Division).  Plaintiff asserted claims on behalf of himself and an alleged class of similarly situated individuals who provided services to SBS as independent contractors at any time on or after July 15, 2012, claiming they all were misclassified as independent contractors and that, as a result of this misclassification, the Defendants improperly underpaid them in violation of the Fair Labor Standards Act's overtime and minimum wage provisions.  Although the Court conditionally certified the class on December 8, 2015, only 61 individuals joined the action as opt-in plaintiffs, and all but 11 of them have potentially disqualifying arbitration provisions, residences outside the class's geographic area, or late opt-in filings, and were challenged by the Defendants in various motions, including a motion to decertify the class.  The Court, however, did not rule on these motions and instead stayed the case on September 19, 2017 to allow the parties to mediate.  On October 24, 2017, the Court granted the parties' joint motion to extend the stay order until January 31, 2018.  A formal mediation was undertaken in this action. However, the mediation was unsuccessful. SBS is now waiting for the Court to rule on (1) Plaintiff’s motion for nationwide judicial notice and to certify a nationwide collective action, and (2) SBS’s motion to decertify the collective class.  It is anticipated that this matter will likely proceed to trial later this year or early next year.

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

On November 13, 2017, the Court convened a status conference call with the parties to discuss the impact on the case of the Supreme Court’s pending decision in Epic Systems Corp. v. Lewis, in which the Supreme Court heard arguments in October 2017 and ultimately will decide whether arbitration clauses that include a waiver of a worker’s right to bring or participate in a class action violate the National Labor Relations Act.  On March 12, 2018, the Court denied both defendants’ Motion to Dismiss for failure to state a claim, denied the Motion to Compel Arbitration as to SGRP, denied the Motion to Stay as to SGRP, and allowed the Motion to Stay as to SBS pending the outcome of the Supreme Court’s decision in Epic Systems),  which (depending on the Supreme Court's ruling) could result in all SBS disputes being sent to arbitration. SGRP has decided to appeal the District Court’s decision to the First Circuit Court of Appeals and to seek a stay of the underlying litigation pending the outcome of the appeal, and the court has indicated that it would stay the action against SGRP pending the outcome of its appeal. This means that, if the appeal is unsuccessful, SGRP could have to go to trial without SBS, which SGRP will vigorously contest against all parties.

SBS and SGRP Litigation Generally

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company to the extent reimbursement is approved by the Company in its discretion) could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.  There can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination.  In addition, there can be no assurance that SBS or someone else will not claim, and no assurance that SBS will be able to successfully shield any claim, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS.  Any decrease in SBS's performance (quality or otherwise), any inability by SBS to use its assets without encumbrance or execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Item 1 Business - The Company's Labor Force, Item 1A - Risk Factors – Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Potential Conflicts in Services Provided by Affiliates, and Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, above, and Item 13 – Certain Relationships and Related Transactions, and Director Independence – Domestic Related Party Services,Note 7 to the Company's Consolidated Financial Statements –  Commitments and Contingencies - Legal Matters, and Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, below.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally

SGRP's certificate of incorporation authorizes it to issue 47,000,000 shares of common stock with a par value of $0.01 per share (the "SGRP Common Stock"), which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP". On December 31, 2017, there were 20,576,319 shares of SGRP Common Stock issued and outstanding in the aggregate (which does not include Treasury Shares); and there were 7 million shares (or approximately 34%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate on a non-diluted basis (i.e., SGRP's public float). See Item IA - Risk Factors - Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, above, and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below.

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as SGRP's Board of Directors may establish in its discretion from time to time. SGRP has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series A Preferred Stock (the "Series A Preferred Stock"), which preferred shares have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. 554,402 shares of Series A preferred stock were previously issued, reacquired and retired. After such retirement, 2,445,598 shares of Series A Preferred Stock remain authorized and available for issuance. At December 31, 2017, no shares of Series A Preferred Stock were issued and outstanding. SGRP can change or cancel the authorized Series A Preferred Stock, and to the extent it reduces such authorization without issuance, it can create other series of Preferred Stock with potentially different dividends, preferences and other terms. The holders of SGRP Common Stock and Series A Preferred Stock vote together for directors and other matters, other than matters pertaining only to the Series A Preferred Stock (such as amending SGRP's Certificate of Designation of Series A Preferred Stock) where only the holders of the Series A Preferred Stock are entitled to vote.

Market Information

SGRP's Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP". As of March 30, 2018, there were approximately 153 stockholders of record.

The following table sets forth the reported high and low sales prices of SGRP Common Stock for the quarters indicated as reported on the Nasdaq Capital Market.

	2017		2016
	High	Low	High	Low
First Quarter	$1.24	$0.92	$1.22	$0.92
Second Quarter	1.10	0.87	1.10	0.90
Third Quarter	1.15	0.99	1.60	0.85
Fourth Quarter	1.66	1.00	1.09	0.95

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

Stock Repurchase Program

The Company's 2017 Stock Repurchase Program (the "2018 Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018.  Under the 2018 Repurchase Program, SGRP may repurchase shares of SGRP Common Stock through November 10, 2020, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). As of December 31, 2017, the Company had 500,000 shares remaining to be purchased under the 2018 Repurchase Program. Under the preceding stock repurchase program (adopted in 2012 and extended and modified in 2015), the Company repurchased all 532,235 shares through December 31, 2017.

SGRP Common Stock Issuances

SGRP did not issue any new SGRP Common Stock during 2016 or 2017. The Company used treasury shares of SGRP Common Stock during 2016 and 2017 for its existing registered stock compensation, stock purchase and profit-sharing plans (See Note 12 to the Company's Consolidated Financial Statements– Stock Based Compensation Plans, below).

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

Overview

SPAR Group, Inc. ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandise, office supply, grocery, drug, dollar, home improvement, independent, convenience and electronics stores, as well as providing furniture and other product assembly services in stores, homes and offices and marketing research services. The Company has supplied these services in the United States since certain of its merchandising predecessors were formed in 1985 and research predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May 2001. Today the Company operates in 10 countries that encompass approximately 50% of the total world population through operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

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

The Company has analyzed each of its joint venture subsidiaries to determine whether it is a VIE. The Company owns 51% of the equity interest in these subsidiaries, the other 49% is owned by local unrelated third party investors, and the joint venture agreements with those third parties generally provide each local investor with effectively the same approval and veto rights (other than in Brazil and China). Based on these and other factors, the Company has determined that each joint venture subsidiary is a VIE and that Company is the primary beneficiary. Accordingly, the Company consolidates each joint venture subsidiary under the VIE rules and reflects the 49% interests of the local third party owners in the consolidated financial statements as non-controlling interests. The Company records these non-controlling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments' net income or loss or equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

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

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $342,000 and $288,000 at December 31, 2017, and 2016, respectively. Bad debt expense was $113,000 and $347,000 for the years ended December 31, 2017 and 2016, respectively.

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

The Company capitalized approximately $1.0 and $1.3 million of costs related to software developed for internal use in 2017 and 2016, respectively, and recognized approximately $1.2 million of amortization of capitalized software for both the years ended December 31, 2017 and 2016.

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (dollars in millions).

	Year Ended December 31,
	2017	%	2016	%
Net revenues	$181.4	100.0%	$134.3	100.0%
Cost of revenues	144.6	79.7	104.8	78.0
Selling, general & administrative expense	30.6	16.9	25.2	18.8
Depreciation & amortization	2.1	1.2	2.1	1.6
Interest expense, net	0.3	0.2	0.1	0.1
Other (income), net	(0.4)	(0.2)	(0.1)	(0.1)
Income before income taxes	4.2	2.2	2.2	1.6
Income tax expense	3.0	1.6	0.4	0.3
Net income	1.2	0.6	1.8	1.3
Net income attributable to non-controlling interest	2.1	1.2	1.6	1.2
Net income (loss) attributable to SPAR Group, Inc.	$(0.9)	(0.6%)	$0.2	0.1%

Results of operations for the year ended December 31, 2017, compared to the year ended December 31, 2016

Net Revenues

Net revenues for the year ended December 31, 2017, were $181.4 million compared to $134.3 million for the year ended December 31, 2016, an increase of $47.1 million or 35%. The increase in net revenue is primarily attributable to the acquisition of our Brazil subsidiary, which contributed $31.0 million. In addition, the remainder of our international segment increased $9.0 million, and our domestic segment increased $7.1 million.

Domestic net revenues totaled $52.3 million in the year ended December 31, 2017, compared to $45.0 million for the same period in 2016. Domestic net revenues increased by $7.1 million or 16.2% primarily attributable to an increase in organic growth in both continuity and project work.

International net revenues totaled $129.1 million for the year ended December 31, 2017, compared to $89.3 million for the year ended December 31, 2016, an increase of $39.8 million or 44.5%. The increase in 2017 international net revenues was primarily due to the full year impact from our Brazil operations and increased revenue primarily in Mexico, Japan and South Africa partially offset by a slight decline in China. See Note 13 to the Company's Consolidated Financial Statements – Segment Information, below.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 79.7% of net revenue for the twelve month period ended December 31, 2017 compared to 78.0% of net revenues for the year ended December 31, 2016.

Domestic cost of revenue as a percent of net revenue was 72.8% and 72.4% for the years ended December 31, 2017 and 2016.  The domestic cost of revenues percentage increase of 0.4 percentage points was primarily due to an unfavorable mix in project work compared to the same period in 2016.  Approximately 79% and 81% of the Company's domestic cost of revenues in the years ended December 31, 2017 and 2016, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS") (See Item 13 - Certain Relationships and Related Transactions, and Director Independence – Domestic Related Party Services, and Note 11 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Related Party Services, below).

International cost of revenue as a percent of net revenue was 82.5% and 80.8% for the years ended December 31, 2017 and 2016.  The international cost of revenue percentage increase of 1.7 percentage points was primarily due to higher cost dedicated margin business in Mexico and Brazil.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $30.6 million and $25.2 million for the years ended December 31, 2017 and 2016, respectively.

Domestic selling, general and administrative expenses totaled $12.2 million for the year ended December 31, 2017 compared to $11.1 million for the year ended December 31, 2016.  The increase of approximately $1.1 million was due to increases in various costs (primarily legal and field services recruitment).

International selling, general and administrative expenses totaled $18.4 million for the year ended December 31, 2017 compared to $14.1 million for the year ended December 31, 2016. The increase of approximately $4.3 million was primarily attributable to the full year impact of the later 2016 acquisition of our Brazilian operation ($3.5 million) compared to the prior year.

Depreciation and Amortization

Depreciation and amortization expense totaled $2.1 million for both the years ended December 31, 2017 and December 31, 2016.

Interest Expense

The Company's interest expense was $337,000 and $133,000 for the years ended December 31, 2017 and 2016, respectively.

In the domestic segment, interest expense increased by approximately $91,000 compared to 2016 due to increased borrowing against the domestic credit facility. In the international segment, interest expense increased by $113,000, primarily due to increase working capital borrowing needs in our Brazilian operation.

Other Income

Other income was $401,000 for the year ended December 31, 2017, compared to $128,000 for the year ended December 31, 2016. The increase in other income was primarily attributable to interest earned in South Africa.

Income Taxes

The income tax provision for the years ended December 31, 2017 and 2016 was an expense of $2,977,000 and $441,000, respectively. The Company recognized minimum federal tax provisions in 2017 and 2016 as the Company utilized operating loss carry forwards in both years.  The increase in tax expense is primarily due to the re-measurement and application of the new tax act.

As of December 31, 2017, the Company's deferred tax assets were primarily the result of U.S. net operating loss carryforwards.

At December 31, 2017, and 2016, the Company has Federal and State NOL carryforwards of $5.3 million and $7.7 million, respectively, which if unused will expire in years 2018 through 2029.

Non-controlling Interest

Net operating profits from the non-controlling interests, relating to the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $2.1 million and $1.6 million for the years ended December 31, 2017 and 2016.

Net Income

The Company reported a net loss attributable to SPAR Group, Inc. of $923,000 for the year ended December 31, 2017, or ($0.04) per diluted share, compared to a net income of $173,000 for the year ended December 31, 2016, or $0.01 per diluted share, based on diluted shares outstanding of 21.3 million at both December 31, 2017, and 2016.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

For the years ended December 31, 2017 and 2016, the Company had net income before non-controlling interest of $1.2 million and $1.8 million, respectively.

Net cash provided by operating activities was $6.8 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively.  Net cash provided by operating activities was primarily due to cash impacting earnings and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable, and prepaid and other assets.

Net cash used in investing activities for the years ended December 31, 2017 and 2016, was approximately $1.4 million and $2.0 million, respectively. The net cash used in investing activities during 2017 was attributable to fixed asset additions.

Net cash used in financing activities for the year ended December 31, 2017 was approximately $5.1 million compared to $3.4 million provided by financing activities in 2016. Net cash used in financing activities during 2017 was primarily due to net payments on lines of credit and distributions to non-controlling investors.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the year ended December 31, 2017 of approximately $1.5 million.

At December 31, 2017, the Company had net working capital of $14.5 million, as compared to net working capital of $12.5 million at December 31, 2016. The Company's current ratio was 1.4 at both December 31, 2017 and December 31, 2016.

Credit Facilities:

The Company is a party to various domestic and international credit facilities.  See Note 5 to the Company's Consolidated Financial Statements – Credit Facilities.

These various domestic and international credit facilities require compliance with their receptive financial covenants.  During 2017, the Company was in compliance with all financial covenants.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2017.

Management's Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company's current disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation of a Previously Identified Material Weakness

In our Form 10-Q for the three months ended March 31, 2017, filed on May 22, 2017 with the SEC, the Company reported a material weakness in internal control over financial reporting relating to the assessment of the presentation of foreign currency translation adjustments when preparing the consolidated financial statements. With the oversight of the Company’s finance department and Audit Committee, the Company undertook significant efforts to correct its material weakness in internal controls and during 2017, the Company designed, implemented and executed additional controls relating to the presentation of foreign currency translation adjustments when preparing the consolidated financial statements and has taken the following measures to remediate the previously identified material weakness:

•	Implemented a detailed monthly review of the financial statements by additional members of our senior management;

•	Implemented a detailed quarterly review of the financial statements and equity statements by internal audit and other departments; and

In addition, our CEO and CFO have placed an emphasis on internal controls with all levels of executive management.

Management believes that the implementation of these measures have remediated the material weakness described above.

These additional controls were tested as of December 31, 2017 and determined to be operating effectively. The Company will continue to refine and improve its design and operating effectiveness of internal control during 2018 and beyond.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of 2002 was permanently removed for smaller reporting companies pursuant to the provisions of Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.

Changes in Internal Controls

Other than the previously identified material weakness described above, there have been no changes in the Company's internal controls over financial reporting that occurred during the 'fourth quarter of the Company's 2017 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth under the captions "The Board of Directors of the Corporation", "Executives and Officers of the Corporation", "Security Ownership of Certain Beneficial Owners and Management" and "Corporate Governance" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 2, 2018, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2018, but not later than 120 days after the end of the Company's 2017 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Without in any way limiting any of the information incorporated by reference above, in order to (among other things) assist the Board and the Audit Committee in connection with an overall review of the Company’s related party transactions and certain worker classification-related litigation matters, in April 2017 the Board formed a special subcommittee of the Audit Committee (the "Special Subcommittee") to (among other things) review the structure, documentation, fairness, conflicts, fidelity, appropriateness, and practices respecting each of the relationships and transactions discussed in Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions (including those described under Domestic Related Party Services in that Item and Note).  The Special Subcommittee is continuing that review with the assistance of special auditors and counsel currently being retained by such Subcommittee.  The Company is currently unable to predict the duration, ultimate scope, or results of this review by the Special Subcommittee.  See also Item 1 Business - The Company's Labor Force, Item 1A - Risk Factors - Potential Conflicts in Services Provided by Affiliates, Potential Conflicts in Services Provided by Affiliates, and Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Item 3 - Legal Proceedings, above, and Note 7 to the Company's Consolidated Financial Statements –  Commitments and Contingencies - Legal Matters, and Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below.

Item 11. Executive Compensation

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation, Directors and Other Information", "Executive Compensation, Equity Awards and Options", and "Compensation Plans", in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 2, 2018, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2018, but not later than 120 days after the end of the Company's 2017 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation, Equity Awards and Options", and "Compensation Plans" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 2, 2018, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2018, but not later than 120 days after the end of the Company's 2017 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth under the caption "Transactions with Related Persons, Promoters and Certain Control Persons" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 2, 2018, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2018, but not later than 120 days after the end of the Company's 2017 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Without in any way limiting any of the information incorporated by reference above, in order to (among other things) assist the Board and the Audit Committee in connection with an overall review of the Company’s related party transactions and certain worker classification-related litigation matters, in April 2017 the Board formed a special subcommittee of the Audit Committee (the "Special Subcommittee") to (among other things) review the structure, documentation, fairness, conflicts, fidelity, appropriateness, and practices respecting each of the relationships and transactions discussed in Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions (including those described under Domestic Related Party Services in that Item and Note).  The Special Subcommittee is continuing that review with the assistance of special auditors and counsel currently being retained by such Subcommittee.  The Company is currently unable to predict the duration, ultimate scope, or results of this review by the Special Subcommittee.  See also Item 1 Business - The Company's Labor Force, Item 1A - Risk Factors - Potential Conflicts in Services Provided by Affiliates, Potential Conflicts in Services Provided by Affiliates, and Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Item 3 - Legal Proceedings, above, and Note 7 to the Company's Consolidated Financial Statements –  Commitments and Contingencies - Legal Matters, and Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth under the caption "PROPOSAL 2 - RATIFICATION, ON AN ADVISORY BASIS, OF THE APPOINTMENT OF BDO USA, LLP AS THE COMPANY'S PRINCIPAL INDEPENDENT ACCOUNTANTS" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 2, 2018, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2018, but not later than 120 days after the end of the Company's 2017 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the section "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.	Exhibits

Exhibit Number	Description

3.1

Certificate of Incorporation of SPAR Group, Inc. (referred to therein under its former name of PIA Merchandising Services, Inc.), as amended ("SGRP"), incorporated by reference to SGRP's Registration Statement on Form S-1 (Registration No. 33-80429), as filed with the Securities and Exchange Commission ("SEC") on December 14, 1995 (the "Form S-1"), and the Certificate of Amendment filed with the Secretary of State of the State of Delaware on July 8, 1999 (which, among other things, changes SGRP's name to SPAR Group, Inc.), (incorporated by reference to Exhibit 3.1 to SGRP's Quarterly Report on Form 10-Q for the 2nd Quarter ended July 2, 1999, as filed with the SEC on August 16, , 1999).

3.2

Certificate of Designation of Series "A" Preferred Stock of SPAR Group, Inc., as of March 28, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 31, 2008).

3.3	Amended and Restated By-Laws of SPAR Group, Inc., as adopted on May 18, 2004, as amended through March 15, 2018 (as filed herewith).

3.4

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

3.7	Charter of the Special Subcommittee of the Board of Directors of SPAR Group, Inc., adopted in April 7, 2017 (as filed herewith).

3.8

SPAR Group, Inc. Statement of Policy Respecting Stockholder Communications with Directors, adopted on May 18, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 27, 2004).

3.9

SPAR Group, Inc. Statement of Policy Regarding Director Qualifications and Nominations, adopted on May 18, 2004 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on May 27, 2004).

3.10

SPAR Group, Inc. Statement of Policy Respecting Complaints and Communications by Employees and Others as Amended and Restated as of August 13, 2015 (also known as the Whistleblower Policy) (as filed herewith).

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

10.1

SPAR Group, Inc. 2008 Stock Compensation Plan, to become effective (if approved by stockholders) on May 2, 2018, (the "SGRP 2018 Plan") (incorporated by reference to SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 2, 2018, as and when filed with the SEC, which SGRP plans to file pursuant to Regulation 14A in April of 2018).

10.2

SPAR Group, Inc. 2008 Stock Compensation Plan, effective as of May 29, 2008, and as amended through May 28, 2009 (the "SGRP 2008 Plan") (incorporated by reference to SGRP's Current Report on Form 8-K dated June 4, 2009, as filed with the SEC on June 4, 2009).

10.3	Summary Description and Prospectus dated August 24, 2009, respecting the SPAR Group, Inc. 2008 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 99(a)(1)(G) to SGRP's SC TO-I).

10.4

Form of Nonqualified Stock Option Contract for new awards under the SGRP 2008 Plan (incorporated by reference to SGRP's first and final amendment to its SC TO-I on Schedule TO I/A dated October 20, 2009, as filed with the SEC on October 22, 2009).

10.5

2000 Stock Option Plan, as amended through May 16, 2006 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the SEC on November 14, 2006).

10.6	2001 Employee Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's annual stockholders meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.7	2001 Consultant Stock Purchase Plan (incorporated by reference to SGRP's Proxy Statement for SGRP's Annual meeting held on August 2, 2001, as filed with the SEC on July 12, 2001).

10.8	SGRP 2018 Stock Repurchase Program as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018 (as filed herewith).

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

10.24

Joint Venture Contract dated July 4, 2014, among SPAR China Inc, established and existing under the laws of Hong Kong, Wedone Shanghai, Co., Ltd., organized and existing under the laws of P.R. China, Shanghai Gold Pack Investment Management Co., Ltd., organized and existing under the laws of P.R. China, and XU Gang, an Australian citizen (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on April 17, 2017).

10.25

Joint Venture Agreement dated as of September 13, 2016, by and between JK Consultoria Empresarial Ltda.-ME, a limitada formed under the laws of Brazil, Earth Investments, LLC, a Nevada limited liability company, and SGRP Brasil Participações Ltda., a limitada formed under the laws of Brazil (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on April 17, 2017).

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

10.30

Stock Purchase Agreement as of October 13, 2017, by and between the SPAR Marketing Force, Inc. ("SMF"), as buyer and Joseph L. Paulk, as seller (the "Resource Paulk SPA") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.31

Stock Purchase Agreement as of October 13, 2017, by and between SMF, as buyer, and Richard Justus, as seller (the "Resource Justus SPA") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.32

$2,600,000.00 secured promissory note from SMF to Joseph L. Paulk dated as of January 1, 2018 (the "Resource Paulk Note") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.33

Securities Pledge and Escrow Agreement securing the Resource Paulk Note between SMF and Joseph L. Paulk dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.34

Guaranty of the Resource Paulk Note by SPAR Group, Inc. ("SGRP"), in favor of Joseph L. Paulk dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.35

$100,000.00 secured Promissory Note from SMF to Richard Justus dated as of January 1, 2018 (the "Resource Justus Note") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.36

Securities Pledge and Escrow Agreement securing the Resource Justus Note between SMF and Richard Justus dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.37

Executive Officer Employment Terms and Severance Agreement between RPI and Richard Justus dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.38

Loan Agreement dated as of January 16, 2018, by and among PNC Bank, National Association ("PNC"), and SPAR Group, Inc. ("SGRP"), and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc., SPAR Assembly & Installation, Inc., and SPAR Canada Company (each, a "PNC Borrower" and collectively, the "PNC Borrowers"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Group International, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "PNC Guarantor" and collectively, the "PNC Guarantors) (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.39

US$9,000,000.00 Committed Line Of Credit Note dated January 16, 2018, issued by the PNC Borrowers to PNC (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.40

Guaranty and Suretyship Agreement dated as of January 16, 2018, by and among the PNC Guarantors and PNC (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.41

Security Agreement dated as of January 16, 2018, by and among the PNC Borrowers and PNC Guarantors (each, a "PNC Loan Party" and collectively, the "PNC Loan Parties") and PNC (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.42

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

10.43

Secured Revolving Loan Note in the original maximum principal amount of $5,000,000 issued by the SPAR Sterling Borrowers to Sterling National Bank pursuant to (and governed by) the Sterling Loan Agreement and dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.44

Secured Revolving Loan Note in the original maximum principal amount of $1,500,000 issued by the SPAR Sterling Borrowers to Cornerstone Bank pursuant to (and governed by) the Sterling Loan Agreement and dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.45

Limited Continuing Guaranty of the obligations of the SPAR Sterling Borrowers under the Sterling Loan Agreement from Robert G. Brown and William H. Bartels in favor of the Sterling Lenders dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.46

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

10.47

Second Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated and effective as of July 1, 2012, among the SPAR Sterling Borrowers, the Sterling Lenders (including Cornerstone as a departing Lender), and the Sterling Agent (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2012).

10.48

Third Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated as of February 11, 2013, and effective as of January 1, 2013, among the SPAR Sterling Borrowers, the Sterling Lenders and the Sterling Agent (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 2, 2013).

10.49

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

10.50

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

10.51

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

10.52

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

10.53

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

10.54

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

10.55

Waiver letter from Sterling National Bank, dated as of May 16, 2016, but effective as of March 31, 2016 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on August 15, 2016).

10.56

Waiver letter from Sterling National Bank, dated as of November 18, 2016, but effective as of September 30, 2016 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 21, 2016).

10.57

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

10.58

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

10.59

Ninth Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of March 3, 2017, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such loan agreement as of such amendment date (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on April 17, 2017).

10.60

Amended and Restated Secured Revolving Loan Note dated as of March 3, 2017, in the original maximum principal amount of $9,000,000 issued to Sterling National Bank by SPAR Group, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such note, pursuant to (and governed by) the Sterling Loan Agreement as amended (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on April 17, 2017).

10.61

Tenth Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of June 27, 2017, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., SPAR Installation & Assembly, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such loan agreement as of such amendment date (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, as filed with the SEC on May 22, 2017).

10.62

Eleventh Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of June 27, 2017, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., SPAR Installation & Assembly, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such loan agreement as of such amendment date (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 5, 2017).

10.63

Twelfth Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents, dated and effective as of September 6, 2017, by and among Sterling National Bank, as "Lender" and "Agent", and SPAR Group, Inc., SPAR Installation & Assembly, Inc., SPAR Group International, Inc., SPAR Acquisition, Inc., SPAR Trademarks, Inc., SPAR Marketing Force, Inc., SPAR Canada, Inc., and SPAR Canada Company, each as a "Borrower" under such loan agreement as of such amendment date (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on September 25, 2017).

10.64

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

10.66

Waiver Letter and Amendment by and between Royal Bank of Canada and SPAR Canada Company, dated as of March 31, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on March 31, 2008).

10.67

Letter of Offer dated September 29, 2011, and General Business Factoring Agreement (undated) between Oxford Funding Pty Ltd and SPARFACTS Pty Ltd (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

10.68	Letter from Nasdaq to the Company dated July 13, 2017, giving the Company notice that it had regained compliance with Nasdaq's Bid Price Rule (as filed herewith)

14.1	SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (as filed herewith).

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

SPAR Group, Inc.

By: /s/ Christiaan M. Olivier
Christiaan M. Olivier
Chief Executive Officer
Date: April 2, 2018

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christiaan M. Olivier and James R. Segreto and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Christiaan M. Olivier	Chief Executive Officer and Director
Christiaan M. Olivier	(Principal Executive Officer)
Date: April 2, 2018

/s/ Robert G. Brown	Chairman of the Board and Director
Robert G. Brown
Date: April 2, 2018

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: April 2, 2018

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: April 2, 2018

/s/ Lorrence T. Kellar	Director
Lorrence T. Kellar
Date: April 2, 2018

/s/ Arthur B. Drogue	Director
Arthur B. Drogue
Date: April 2, 2018

/s/ R. Eric McCarthey	Director
R. Eric McCarthey
Date: April 2, 2018

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: April 2, 2018

Report of Independent Registered Public Accounting Firm

Board of The Directors and Stockholders

SPAR Group, Inc. and Subsidiaries

White Plains, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income (loss) and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Troy, Michigan

April 2, 2018

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets		(Revised)(1)
Current assets:
Cash and cash equivalents	$8,827	$7,324
Accounts receivable, net	35,964	33,669
Prepaid expenses and other current assets	2,031	1,299
Total current assets	46,822	42,292

Property and equipment, net	2,712	2,536
Goodwill	1,836	1,847
Intangible assets, net	1,634	2,340
Deferred income taxes	3,055	4,694
Other assets	1,929	1,142
Total assets	$57,988	$54,851

Liabilities and equity
Current liabilities:
Accounts payable	$7,341	$5,567
Accrued expenses and other current liabilities	13,581	9,766
Due to affiliates	3,026	3,349
Customer incentives and deposits	1,539	1,305
Lines of credit and short-term loans	6,839	9,778
Total current liabilities	32,326	29,765
Long-term debt	107	4
Total liabilities	32,433	29,769

Commitments and contingencies – See Note 7

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598 Issued and outstanding shares– None – December 31, 2017 and December 31, 2016	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000
Issued shares – 20,680,717 – December 31, 2017 and – December 31, 2016	207	207
Treasury stock, at cost 104,398 shares – December 31, 2017 and 37,877 shares – December 31, 2016	(115)	(51)
Additional paid-in capital	16,271	16,093
Accumulated other comprehensive loss	(1,690)	(2,407)
Retained earnings	4,977	5,835
Total SPAR Group, Inc. equity	19,650	19,677
Non-controlling interest	5,905	5,405
Total equity	25,555	25,082

Total liabilities and equity	$57,988	$54,851

(1)     See Note 3, Correction of Prior Period Financial Statements.

See accompanying notes to the Company’s consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of (Loss) Income and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016
		(Revised)(1)
Net revenues	$181,381	$134,324
Cost of revenues	144,601	104,781
Gross profit	36,780	29,543

Selling, general and administrative expense	30,564	25,241
Depreciation and amortization	2,126	2,100
Operating income	4,090	2,202

Interest expense	337	133
Other income, net	(401)	(128)
Income before income tax expense	4,154	2,197

Income tax expense	2,977	441
Net income	1,177	1,756
Net income attributable to non-controlling interest	(2,100)	(1,583)
Net (loss) income attributable to SPAR Group, Inc.	$(923)	$173

Basic (loss) income per common share attributable to SPAR Group, Inc.:	$(0.04)	$0.01

Diluted (loss) income per common share attributable to SPAR Group, Inc.:	$(0.04)	$0.01

Weighted average common shares – basic	20,617	20,595

Weighted average common shares – diluted	20,617	21,309

Net income	$1,177	$1,756
Other comprehensive income (loss):
Foreign currency translation adjustments	1,315	(1,126)

Comprehensive income	2,492	630
Comprehensive income attributable to non-controlling interest	(2,698)	(1,011)
Comprehensive loss attributable to SPAR Group, Inc.	$(206)	$(381)

(1) See Note 3, Correction of Prior Period Financial Statements.

See accompanying notes to the Company’s consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands)(Revised)(1)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Interest	Equity

Balance at January 1, 2016	20,681	$207	120	$(169)	$15,871	$(1,853)	$5,662	$4,680	$24,398

Share-based compensation	–	–	–	–	329	–	–	–	329
Exercise of stock options	–	–	(55)	75	(52)	–	–	–	23
Distributions to non-controlling investors	–	–	–	–	–	–	–	(286)	(286)
Purchase of treasury shares	–	–	11	(12)	–	–	–	–	(12)
Reissued treasury shares – RSUs	–	–	(36)	52	(52)	–	–	–	–
Reissued treasury shares – employee stock plan	–	–	(2)	3	(3)	–	–	–	–
Other comprehensive loss	–	–	–	–	–	(554)	–	(572)	(1,126)
Net income	–	–	–	–	–	–	173	1,583	1,756
Balance at December 31, 2016	20,681	207	38	(51)	16,093	(2,407)	5,835	5,405	25,082

Share-based compensation	–	–	–	–	225	–	–	–	225
Exercise of stock options	–	–	(25)	32	(22)	–	–	–	10
Distributions to non-controlling investors	–	–	–	–	–	–	–	(2,198)	(2,198)
Adoption of ASU 2016-09	–	–	–	–	–	–	65	–	65
Purchase of treasury shares	–	–	111	(121)	–	–	–	–	(121)
Reissued treasury shares – RSUs	–	–	(20)	25	(25)	–	–	–	–
Reissued treasury shares – employee stock plan	–	–	–	–	–	–	–	–	–
Other comprehensive income	–	–	–	–	–	717	–	598	1,315
Net income (loss)	–	–	–	–	–	–	(923)	2,100	1,177
Balance at December 31, 2017	20,681	$207	104	$(115)	$16,271	$(1,690)	$4,977	$5,905	$25,555

(1) See Note 3, Correction of Prior Period Financial Statements.

See accompanying notes to the Company’s consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016
		(Revised)(1)
Operating activities
Net income	$1,177	$1,756
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,126	2,100
Bad debt expense, net of recoveries	113	347
Deferred income tax expense (benefit)	1,639	(429)
Share based compensation	225	329
Changes in operating assets and liabilities, net of business acquisitions and disposition:
Accounts receivable, net	(2,423)	(6,902)
Prepaid expenses and other assets	(1,396)	142
Accounts payable	1,810	1,850
Accrued expenses, other current liabilities and customer incentives and deposits	3,501	2,150
Net cash provided by operating activities	6,772	1,343
Investing activities
Purchases of property and equipment and capitalized software	(1,448)	(1,555)
Purchase of Brazil subsidiary	–	(401)
Net cash used in investing activities	(1,448)	(1,956)
Financing activities
Net (payments) borrowing on lines of credit	(2,070)	3,601
Proceeds from stock options exercised	10	23
Proceeds from local investors in Brazil	–	107
Payments on term debt	(711)	(24)
Purchase of treasury shares	(121)	(12)
Distribution to non-controlling investors	(2,198)	(286)
Payments on capital lease obligations	(44)	–
Net cash (used in) provided by financing activities	(5,134)	3,409

Effect of foreign exchange rate changes on cash	1,313	(1,190)
Net change in cash and cash equivalents	1,503	1,606
Cash and cash equivalents at beginning of year	7,324	5,718
Cash and cash equivalents at end of year	$8,827	$7,324

Supplemental disclosure of cash flows information
Interest paid	$460	$150
Income taxes paid	$307	$228

(1) See Note 3, Correction of Prior Period Financial Statements.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
United States of America	1979	100%	White Plains, New York, United States of America
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Vaughan, Ontario, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
China	March 2010	51%	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51%	Istanbul, Turkey
Brazil[1]	September 2016	51%	Sao Paulo, Brazil

1

In September 2016, the Company established a new joint venture subsidiary in Brazil, see Note 14 to the Company's Consolidated Financial Statements – Purchase of Interests in Subsidiaries, below. This new subsidiary purchased stock in two Brazilian companies – New Momentum, Ltda. and New Momentum Servicos Temporarios Ltda.

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

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $342,000 and $288,000 at December 31, 2017, and 2016, respectively. Bad debt expense was $113,000 and $347,000 for the years ended December 31, 2017 and 2016, respectively.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method. Maintenance and minor repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2017 and 2016 (including amortization of capitalized software as described below) was $1.5 million for both periods.

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

The Company capitalized $1.0 and $1.3 million of costs related to software developed for internal use in 2017 and 2016, respectively, and recognized approximately $1.2 million of amortization of capitalized software for both the years ended December 31, 2017 and 2016.

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

Goodwill is subject to annual impairment tests and interim impairment tests if impairment indicators are present. The impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment indicates a potential impairment, the Company performs the two step quantitative impairment test. Step one of the two step impairment test is to compare the fair value of the reporting unit with the reporting unit's carrying amount including goodwill. If the test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company has determined that it has two reporting units, and that a two-step quantitative goodwill impairment test was not necessary, as of December 31, 2017 and 2016.

Accounting for Share Based Compensation

The Company measures all employee share-based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended December 31, 2017 and 2016 was $225,000 and $329,000, respectively.

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

If the inputs used to measure the fair value fall within different levels of the hierarchy, the fair value is determined based upon the lowest level input that is significant to the fair value measurement. Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated their fair values (Level 1) at December 31, 2017 and 2016. The carrying value of the Company's long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level 2).

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

The Tax Cuts and Jobs Act ("the Tax Act") signed into law what is a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries. See Note 6 to the Company's Consolidated Financial Statements – Income Taxes, below, for further information on the tax impacts of the Tax Act.

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

New Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”).  The accounting standard allows for the optional reclassification of stranded tax effects within accumulated other comprehensive income to retained earnings that arise due to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amount of the reclassification would reflect the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Tax Act and other income tax effects of the Tax Act on items remaining in accumulated other comprehensive income.  The standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted.  The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the modification. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), eliminating the requirement for companies to present deferred tax assets and liabilities as current and noncurrent. Instead, companies are required to classify all deferred tax assets and liabilities as noncurrent. ASU 2015-17 is effective for the Company beginning in the first quarter of 2017 and may be applied either prospectively or retrospectively. The Company has chosen to apply this guidance retrospectively, thus prior periods have been retrospectively adjusted. As a result, the Company reclassified $471,000 of current assets and $2.4 million of short-term liabilities to long-term assets as of December 31, 2016.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In January 2017, the FASB issued Accounting Standard Update 2017-04 (ASU 2017-04), Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.  With ASU 2017-04, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  Instead, if the carrying amount of a reporting unit exceeds its fair value an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit.  ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact the adoption of ASU 2017-04 will have on our consolidated financial statements.

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

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-18 amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted.  The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize a right of use asset and liability for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization's leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. Upon adoption, the Company expects the amount recognized for the right of use assets and liabilities to be material to the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard, along with subsequent amendments, focuses on creating a single source of revenue guidance for revenue arising from contracts with customers. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. Additionally, the new standard requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition. The new standard, as amended, became effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period.

The two permitted transition methods under the new standard are the full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application.

The Company has closely assessed the new standard and monitored FASB activity, including the interpretations by the FASB Transition Resource Group for Revenue Recognition, throughout fiscal 2017. The Company, along with its third-party advisor, performed an analysis of what impact, if any, the new standard will have on its revenue for both the domestic and international segments. This analysis included evaluating which, if any, practical expedients the Company will elect upon adoption. Based on the analysis, substantially all of our revenue falls within the right-to-invoice practical expedient. The right-to-invoice practical expedient allows an adopting entity to recognize revenue in the amount for which it has the right to invoice if the entity has a right to payment from a customer in an amount that corresponds directly with the value of the entity’s performance completed to date (e.g., a service contract in which an entity bills a fixed amount for each hour of service provided). Any revenue that did not fall within the “right to invoice” practical expedient was not significant.

The Company adopted the requirements of the new standard on January 1, 2018, utilizing the modified retrospective method of transition. The modified retrospective transition method allows the Company to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings in the period of initial application. We have finalized our assessment of the new standard, including completing our contract reviews.  Based this analysis there is no cumulative effect upon adopting the new standard to retained earnings as our revenue recognition under the new standard is consistent with the current standards, as our customers simultaneously receive and consume the benefits of our performance obligations.

The Company is finalizing the impact of topic 606 on the disclosures for its financial statement footnotes and expects the disclosures to be enhanced in the first quarter of 2018.

Reclassifications

Certain reclassifications have been made to the 2016 financial statements to conform to the 2017 presentation. These reclassifications had no effect on reported income, comprehensive loss, cash flows, total assets or equity as previously reported.

3.   Correction of Prior Period Financial Statements

In connection with the preparation of the Company's consolidated financial statements for the three months ended March 31, 2017, the Company identified an error in the recognition of accumulated other comprehensive loss both in the equity section of the consolidated balance sheet, consolidated statement of equity and the comprehensive loss portion of the consolidated statement of income and comprehensive loss.  In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the related impact was not material to the results of operations or financial position for any prior annual or interim period.  The correction of this error required reclassification of $1.6 million between comprehensive loss attributable to the Company and comprehensive loss attributable to non-controlling interest for the year ended December 31, 2016.  Accordingly, the Company corrected the consolidated balance sheet and consolidated statement of income and comprehensive loss as of and for the year ended December 31, 2016.  The impact to the consolidated balance sheet as of December 31, 2016, and the consolidated statement of income and comprehensive loss for the year ended December 31, 2016, is as follows:

Consolidated Balance Sheet (in thousands):

	As of December 31, 2016			As of January 1, 2016
	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised

Accumulated other comprehensive loss	$(3,995)	$1,588	$(2,407)	$(2,869)	$1,016	$(1,853)
Total SPAR Group, Inc. equity	$18,089	$1,588	$19,677	$18,702	$1,016	$19,718
Non-controlling interest	$6,993	$(1,588)	$5,405	$5,696	$(1,016)	$4,680

Consolidated Statement of Income and Comprehensive Loss (in thousands):

	Twelve months ended December 31, 2016
	As Previously Reported	Adjusted	As Revised

Comprehensive income attributable to non-controlling interest	$(1,583)	$572	$(1,011)
Comprehensive loss attributable to SPAR Group, Inc.	$(953)	$572	$(381)

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Supplemental Balance Sheet Information (in thousands)

	December 31,
Accounts receivable, net, consists of the following:	2017	2016

Trade	$29,437	$28,103
Unbilled	5,863	4,805
Non-trade	1,006	1,049
	36,306	33,957
Less allowance for doubtful accounts	(342)	(288)
Accounts Receivable, net	$35,964	$33,669

	December 31,
Property and equipment consists of the following:	2017	2016

Equipment	$5,873	$5,588
Furniture and fixtures	853	741
Leasehold improvements	267	267
Capitalized software development costs	10,794	9,666
	17,787	16,262
Less accumulated depreciation and amortization	(15,075)	(13,726)
Property and equipment, net	$2,712	$2,536

	United States	International	Total
Goodwill:
Balance December 31, 2016	$1,188	$659	$1,847
Change in goodwill due to impact of foreign currency	$–	$(11)	$(11)
Balance December 31, 2017	$1,188	$648	$1,836

	December 31,
Intangible assets consist of the following:	2017	2016

Customer contracts and lists	$4,015	$4,280
Less accumulated amortization	(2,381)	(1,940)
Intangible assets, net	$1,634	$2,340

The Company is amortizing its customer contracts and lists of $4.0 million on a straight line basis over lives ranging from 5 to 10 years. Amortization expense for the years ended December 31, 2017 and 2016 was approximately $628,000 and $549,000, respectively. The annual amortization for each of the following years succeeding December 31, 2017, is summarized as follows:

Year	Amount
2018	339
2019	306
2020	306
2021	273
2022	182
Thereafter	228
Total	$1,634

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Supplemental Balance Sheet Information (in thousands) (continued)

	December 31,
Accrued expenses and other current liabilities:	2017	2016

Taxes payable	$2,304	$2,167
Accrued salaries and wages	3,791	3,664
Accrued accounting and legal expenses	3,240	2,360
Uncertain tax position reserves	170	164
Dividend payable to partners	1,042	–
Other	3,034	1,411
Accrued expenses and other current liabilities	$13,581	$9,766

5. Credit Facilities

PNC Credit Facility

The Company changed its domestic lenders in January 2018 and entered into a new credit facility with increased availability and improved financial and other covenants. See Note 16 to the Company's Consolidated Financial Statements – Subsequent Events – PNC Credit Facility, below.

Sterling Credit Facility:

SGRP and certain of its US and Canadian subsidiaries (namely SPAR Marketing Force, Inc., SPAR National Assembly Services, Inc., SPAR Group International, Inc., SPAR Trademarks, Inc., SPAR Acquisition, Inc., SPAR Canada, Inc.), SPAR Canada Company ("SCC"), and SPAR Wings & Ink Company ("SWI") (together with SGRP, SCC and SWI, each a "Borrower"), are parties to a Revolving Loan and Security Agreement dated July 6, 2010, as amended in June 2011, July 2012, January 2013, July 2013, October 2013, June 2014, September 2015, December 2016, March 2017, April 2017, June 2107 and September 6, 2017 (as amended, the "Sterling Loan Agreement"), with Sterling National Bank (the "Lender"), and their Secured Revolving Loan Note in the amended maximum principal amounts of $9.0 million (see below) to Sterling National Bank (as amended by all loan amendments, the "Sterling Note"), to document and govern their credit facility with the Lender (including such agreement and note, the "Sterling Credit Facility"). The Sterling Credit Facility was scheduled to expire and the Borrowers' loans thereunder were scheduled to become due on January 15, 2018.

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

The amendment to the Sterling Loan Agreement dated as of December 22, 2016, among other things, increased the maximum principal amount of the Secured Revolving Loan Note to $9.0 million until January 31, 2017 and increased the interest rate to Prime plus one half of one percent. The amendment to the Sterling Loan Agreement dated as of March 3, 2017, among other things, extended the Secured Revolving Loan Note of $9.0 million until July 6, 2017, and the amendment dated as of April 13, 2017, among other things, provided for a waiver of the Company's default on its Fixed Charge Ratio ("FCR") for the year ended December 31, 2016, and provided for an adjustment to the FCR for 2017. The June 27, 2017, amendment to the Sterling Loan Agreement extended the termination date to September 6, 2017. The September 6, 2017, amendment to the Sterling Loan Agreement extended the termination date to January 15, 2018.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Credit Facilities (continued)

The Sterling Loan Agreement requires the Borrowers to maintain certain financial covenants, including maintenance by the Borrowers of a minimum combined tangible net worth of $7.4 million and minimum consolidated tangible net worth of $10.0 million, with those figures increasing by at least 50% of combined and consolidated net profit each year, respectively. In addition, the Borrowers and the Company must not exceed a maximum combined indebtedness to tangible net worth ratio of 3.0 to 1.0, and the Borrowers must maintain a minimum fixed charge coverage ratio of 1.5 to 1.0. Also, capital expenditures for the Borrowers cannot exceed $2.0 million during any fiscal year, and, on a consolidated basis, the Company's year-end operations may not result in a loss or deficit, as determined in accordance with GAAP. The Company was in compliance with the financial covenants at December 31, 2017. On January 16, 2018, the Sterling Loan was paid in full. See Note 16 to the Company's Consolidated Financial Statements – Subsequent Events, below.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd., has a secured line of credit facility with National Australia Bank for $800,000 Australian Dollar or approximately $624,000 USD (based upon the exchange rate at December 31, 2017). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement technically expired on October 31, 2012, but is being extended from month to month at the Company's request.

SPAR Brazil has a secured line of credit facility with Itau Bank for $4.0 million Brazilian Real or approximately $1.2 million USD (based upon the exchange rate at December 31, 2017). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement is from month to month at the Company's request.

SPAR Brazil has a secured line of credit facility with Daycoval Bank for $5.0 million Brazilian Real or approximately $1.5 million USD (based upon the exchange rate at December 31, 2017). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement is from month to month at the Company's request.

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Ban for 5.0 million Mexican Pesos or approximately $254,000 USD (based upon the exchange rate at December 31, 2017). The revolving line of credit was secured on March 15, 2016 and expires March 2018. It has been amended to extend the terms until 2020. The variable interest rate is TIIE (Interbank Interest Rate) +4% which resulted in an annual interest rate of 11.6% at the end of December. The outstanding balance at December 31, 2017 was zero.

The Company had scheduled future maturities of loans as of December 31, 2017, approximately as follows (dollars in thousands):

	Interest Rate as of December 31, 2017	2018
USA - Sterling National Bank	5.0%	$5,470
Australia - National Australia Bank	6.3%	205
Brazil – Itau Bank	46.2%	151
Brazil – Daycoval Bank	16.2%	1,013
Total		$6,839

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	December 31, 2017	December 31, 2016
Unused Availability:
United States	$3,530	$500
Australia	731	688
Brazil	1,554	–
Mexico	254	241
Total Unused Availability	$6,069	$1,429

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act ("the Act") significantly revised U.S. corporate income tax law. The Act includes, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for taxable years beginning after December 31, 2017, and the implementation of a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax") that is payable over a period of up to eight years.

Shortly after the Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Act enactment, during which a company acting in good faith may complete the accounting for the impacts of the Act. The Company’s current estimate of the impact on its taxes is an approximate $1,043,000 charge for the revaluation of the Company’s net domestic deferred tax assets and a one-time Transition Tax charge of approximately $798,000.

The Company's accounting for the above items is based upon reasonable estimates of the tax effects of the Act; however, its estimates may change upon the finalization of its implementation and additional interpretive guidance from regulatory authorities. Among other things, the Company needs to complete its analysis of historical foreign earnings and related taxes paid and its analysis of foreign cash equivalents. In addition, the Company needs to complete its analysis of deemed repatriation of deferred foreign income and related state tax effects.

The Company will complete its accounting for the above tax effects of the Act during 2018 as provided in SAB 118 and will reflect any adjustments to its provisional amounts as an adjustment to the provision for taxes in the reporting period in which the amounts are finally determined.

Additionally, certain provisions of the Act are not effective until 2018. The Company is in the process of evaluating the impact of these provisions and has not yet recorded any impact in the financial statements, nor have we made any accounting policy elections with respect to these items.

Income before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016
Domestic	$289	$(183)
Foreign	3,865	2,380
Total:	$4,154	$2,197

The income tax expense is summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016
Current:
Federal	$79	$48
Foreign	1,131	810
State	128	9

Deferred expense (benefit):
Federal	1,571	(435)
Foreign	(117)	60
State	185	(51)
Net expense	$2,977	$441

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Income Taxes (continued)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2017	Rate	2016	Rate
Provision for income taxes at federal statutory rate	$1,421	34.0%	$747	34.0%
State income taxes, net of federal benefit	17	0.4%	(45)	(2.1% )
Permanent differences	85	2.1%	68	3.1%
Federal Research and Development Credit	41	1.0%	(89)	(4.0% )
Foreign tax rate differential	(494)	(11.8% )	(242)	(11.0% )
Foreign dividend tax	798	19.0%	–	–
Reduction in deferred tax asset – Reduction of corporate tax rate	1,043	24.8%	–	–
Other	66	1.7%	2	0.1%
Net expense	$2,977	71.2%	$441	20.1%

Deferred taxes consist of the following (in thousands):	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$1,313	$3,116
Federal Research and Development Credit	240	281
Deferred revenue	360	419
Allowance for doubtful accounts and other receivable	59	49
Share-based compensation expense	646	763
Foreign subsidiaries	588	471
Depreciation	360	529
Other	26	38
Federal Alternative Minimum Tax	156	116
Total deferred tax assets	3,748	5,782

Deferred tax liabilities:
Goodwill	224	307
Capitalized software development costs	469	781
Total deferred tax liabilities	693	1,088
Net deferred taxes	$3,055	$4,694

At December 31, 2017, and December 31, 2016, the Company has Federal and State NOL carryforwards of $5.3 million and $7.7 million, respectively, which if unused will expire in years 2018 through 2036.

Approximately $300,000 of the NOLs were incurred prior to the acquisition of PIA Merchandising Services, Inc. in 1999. The acquisition resulted in a change of ownership under Internal Revenue Code ("IRC") section 382 and placed a limit on the amount of pre-acquisition NOLs that may be used each year to reduce taxable income. The annual limitation is $657,500.

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$116	$116
Additions for tax provisions of prior years	–	–
Ending balance	$116	$116

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

Details of the Company's tax reserves at December 31, 2017, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$116	$49	$5	$170
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$116	$49	$5	$170

In management's view, the Company's tax reserves at December 31, 2017 and 2016, for potential domestic state tax liabilities were sufficient. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

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

7. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $1,806,000 and $1,550,000 for the years ended December 31, 2017 and 2016, respectively. Equipment lease expense was approximately $163,000 and $164,000 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

Year	Amount
2018	$2,103
2019	1,464
2020	1,188
2021	674
2022	387
Total	$5,816

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

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist").  The Company's affiliate, SPAR Business Services, Inc. ("SBS"), during 2017 provided approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost the Field Specialists utilized by the Company domestically.  SBS is not a subsidiary or in any way under the control of SGRP, SBS is not consolidated in the Company's financial statements, and SGRP does not participate in or control the defense by SBS of any litigation against it.  For contractual details and payment amounts, see Note 11 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, below.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Commitments and Contingencies (continued)

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others. SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in 2017 and 2016 (in the amounts of $193,000 and $736,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company. SBS has disputed the Company's right to review and decide the appropriateness of the reimbursement of any of those defense (and various other) expenses.

As provided in SBS's Prior Agreement, the Company is not obligated or liable, and the Company has not otherwise agreed and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts).

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company to the extent reimbursement is approved by the Company in its discretion) could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

There can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination.  In addition, there can be no assurance that SBS or someone else will not claim, and no assurance that SBS will be able to successfully shield any claim, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS.  Any decrease in SBS's performance (quality or otherwise), any inability by SBS to use its assets without encumbrance or execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

As the Company utilized the services of SBS to support its in-store merchandising needs in California, management of the Company determined, with the support of SGRP's Audit Committee and Board of Directors, that it will be shifting to an all employee servicing model for its Field Specialists in May of 2018 to support the performance of its services in California for clients in this critical market and nationally for certain domestic clients that are requiring the Company to use employees as its Field Specialists.  As previously noted, management currently estimates that the potential incremental annual cost of this change in California from independent contractors to Company employees could be substantial.  The Company is also evaluating whether this all employee model for its Field Specialists should be used in other states.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California (the "Clothier Case"), in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified as independent contractors at any time between July 16, 2008, and June 30, 2014.  Ms. Clothier alleged that she and other class members were misclassified as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of various California minimum wage and overtime laws.  The Company was originally a defendant in the Clothier Case but was subsequently dismissed from the action without prejudice.  The court ordered that the case be heard in two phases.  Phase one was limited to the determination of whether members of the class were misclassified as independent contractors.  After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees.  The parties have now moved into phase two to determine damages (if any), which has included discovery as to the measure of damages in this case.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Commitments and Contingencies (continued)

The Parties are still proceeding with the damages phase of the Clothier Case, which trial is currently scheduled for late August of 2018, and with a potential final judgment in the Clothier Case expected by the Company later in 2018 (although it could come sooner).  SBS has advised the Company that SBS could appeal the adverse phase one determination and any damage award once damages have been determined, when an appeal is permitted under the court's rules.  No determination has been made by the Company (in its discretion) as to whether to reimburse the costs of such an appeal.  However, the Company (in its discretion) has determined that it will not advance or reimburse the funds to SBS to post a bond to stay execution during such an appeal by SBS,  SBS must post a bond of 1.5 times the damage award in order to stay execution on the judgment during an appeal, and SBS's assets (including those used in providing services to the Company) are subject to legal process (including levy, attachment and sale) if no bond is posted.  Action against SBS's assets could have a material adverse effect on SBS's ability to provide services needed by the Company. The Company is evaluating other potential suppliers of Field Specialists as alternatives should SBS be unable to provide some or all of the services needed by the Company.

Currently the Company is not a party to the Clothier Case as the Company was dismissed without prejudice.  However, if SBS is not able to meet its obligations under the final judgment, the Company could be drawn back into the Clothier Case.  Should this occur, the Plaintiffs will need to further assert and prove that the Company is somehow also liable for damages in the Clothier Case, and the Company is prepared to vigorously challenge that assertion.

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

SBS Rodgers Litigation

Maceo Rodgers was engaged by and provided services to SBS pursuant to the terms of his "Master Agreements" with SBS acknowledging his engagement as an independent contractor.  On February 21, 2014, Rodgers filed suit against SBS, Robert G. Brown and William H. Bartels, styled Civil Action No. 3:14-CV-00055, in the U.S. District Court for the Southern District of Texas (Galveston Division).  Plaintiff asserted claims on behalf of himself and an alleged class of similarly situated individuals who provided services to SBS as independent contractors at any time on or after July 15, 2012, claiming they all were misclassified as independent contractors and that, as a result of this misclassification, the Defendants improperly underpaid them in violation of the Fair Labor Standards Act's overtime and minimum wage provisions.  Although the Court conditionally certified the class on December 8, 2015, only 61 individuals joined the action as opt-in plaintiffs, and all but 11 of them have potentially disqualifying arbitration provisions, residences outside the class's geographic area, or late opt-in filings, and were challenged by the Defendants in various motions, including a motion to decertify the class.  The Court, however, did not rule on these motions and instead stayed the case on September 19, 2017 to allow the parties to mediate.  On October 24, 2017, the Court granted the parties' joint motion to extend the stay order until January 31, 2018. A formal mediation was undertaken in this action. However, the mediation was unsuccessful. SBS is now waiting for the Court to rule on (1) Plaintiff’s motion for nationwide judicial notice and to certify a nationwide collective action, and (2) SBS’s motion to decertify the collective class.  It is anticipated that this matter will likely proceed to trial later this year or early next year.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Commitments and Contingencies (continued)

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

On November 13, 2017, the Court convened a status conference call with the parties to discuss the impact on the case of the Supreme Court’s pending decision in Epic Systems Corp. v. Lewis, in which the Supreme Court heard arguments in October 2017 and ultimately will decide whether arbitration clauses that include a waiver of a worker’s right to bring or participate in a class action violate the National Labor Relations Act.  On March 12, 2018, the Court denied both defendants’ Motion to Dismiss for failure to state a claim, denied the Motion to Compel Arbitration as to SGRP, denied the Motion to Stay as to SGRP, and allowed the Motion to Stay as to SBS pending the outcome of the Supreme Court’s decision in Epic Systems),  which (depending on the Supreme Court's ruling) could result in all SBS disputes being sent to arbitration. SGRP has decided to appeal the District Court’s decision to the First Circuit Court of Appeals and to seek a stay of the underlying litigation pending the outcome of the appeal, and the court has indicated that it would stay the action against SGRP pending the outcome of its appeal. This means that, if the appeal is unsuccessful, SGRP could have to go to trial without SBS, which SGRP will vigorously contest against all parties.

SBS and SGRP Litigation Generally

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company to the extent reimbursement is approved by the Company in its discretion) could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.  There can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination.  In addition, there can be no assurance that SBS or someone else will not claim, and no assurance that SBS will be able to successfully shield any claim, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS.  Any decrease in SBS's performance (quality or otherwise), any inability by SBS to use its assets without encumbrance or execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 11 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, below.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Treasury Stock

Pursuant to the Company's 2017 Stock Repurchase Program (the "2018 Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018, the Company may repurchase shares of SGRP Common Stock through November 10, 2020, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). As of December 31, 2017, the Company had 500,000 shares remaining to be purchased under the 2018 Repurchase Program. Under the preceding stock repurchase program (adopted in 2012 and extended and modified in 2015), the Company repurchased all 532,235 shares through December 31, 2017.

9. Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At December 31, 2017, no shares of SGRP Series A Preferred Stock were issued and outstanding.

10. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible domestic employees. The Company made contributions of $50,000 and $75,000 for the years ended December 31, 2017 and 2016, respectively.

11. Related Party Transactions

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (the "Ethics Code"). The Ethics Code is intended to promote and reward honest, ethical, respectful and professional conduct by each Covered Person (as defined in the Ethics Code in his or her position with the Company anywhere in the world, including (among other things) serving each customer, dealing with each vendor and treating each other with integrity and respect, and behaving honestly, ethically and professionally with each customer, each vendor, each other and the Company. Article II of the Ethics Code specifically prohibits various forms of self-dealing (including dealing with relatives) and collusion and Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from using or disclosing the Confidential Information of the Company or any of its customers or vendors, seeking or accepting anything of value from any competitor, customer, vendor, or other person relating to doing business with the Company, or engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as the case may be, as well as the ownership, board, executive and other positions held in and services and other contributions to affiliates of SGRP and its subsidiaries by certain directors, officers or employees of SGRP, any of its subsidiaries or any of their respective family members. The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including those related to the oversight and approval of conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in clause I.2(l) of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent outside directors.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Related Party Transactions (continued)

SGRP's Audit Committee has the specific duty and responsibility to review and approve the overall fairness and terms of all material related-party transactions. The Audit Committee receives affiliate contracts and amendments thereto for its review and approval (to the extent approval is given), and these contracts are periodically (often annually) again reviewed, in accordance with the Audit Committee Charter, the Ethics Code, the rules of the Nasdaq Stock Market, Inc. ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness to the Company, including pricing, payments to related parties, and the ability to provide services at comparable performance levels). The Audit Committee periodically reviews all related party relationships and transactions described below.

In addition, in order to (among other things) assist the Board and the Audit Committee in connection with an overall review of the Company's related party transactions and certain worker classification-related litigation matters, in April 2017 the Board formed a special subcommittee of the Audit Committee (the "Special Subcommittee") to (among other things) review the structure, documentation, fairness, conflicts, fidelity, appropriateness, and practices respecting each of the relationships and transactions discussed in this Note.

The Special Subcommittee engaged Morrison Valuation & Forensic Services, LLC ("Morrison"), to perform a third-party financial evaluation of certain domestic related party relationships and transactions (principally with SAS and SBS of the Company, which included the review of certain financial records of the Company (but not those of its affiliates)) and discussions with management of the Company.  Their task included (among other things) the identification and mapping of and apparent purposes for and benefits from cash flows between the Company and its affiliates.  Morrison identified a number of transactions between the parties, while not material, were inefficient, time consuming and of limited business value to the parties.  They included expense reimbursement for indirect charges for supply purchases, corporate vendor service cost and use of corporate credit cards in the payment of vendor services. These inefficiencies have been and will continue to be addressed by the Company.  The Special Subcommittee also engaged Holland & Knight to provide legal advice on related party issues, and Paul Hastings to provide legal advice on independent contractor classification issues, including the SBS Clothier Case (see Note 7 to the Company's Consolidated Financial Statements, Commitments and Contingencies - Legal Matters - SBS Clothier Litigation, above), and their advice is ongoing.

The Company is currently unable to predict the remaining duration and final results of this review by the Special Subcommittee.

Domestic Related Party Services:

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("SIT"), are affiliates of SGRP but are not under the control or part of the consolidated Company. Mr. Robert G. Brown, a Director, Chairman and a major stockholder of SGRP, and Mr. William H. Bartels, a Director, Vice Chairman and a major stockholder of SGRP, are the sole stockholders of SBS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS. The stockholders of SAS were Mr. Bartels and parties related to Mr. Brown and his family, each of whom is considered an affiliate of the Company for related party purposes because of their family relationships with Mr. Brown.

The Company executes the services it provides to its domestic clients primarily through field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom have been independent contractors provided by SBS, and administers those services through local, regional, district and other personnel (each a "Field Administrator"), substantially all of whom have been provided by SAS.  The Company paid $25.9 million and $22.7 million during the year ended December 31, 2017 and 2016, respectively, to SBS for its provision as needed of approximately 10,700 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 77% and 79% of the Company's total domestic Field Specialist expense for the year ended December 31, 2017 and 2016, respectively).  The Company paid $4.2 million and $4.3 million for the year ended December 31, 2017 and 2016, respectively, to SAS for its provision of its 57 full-time regional and district administrators (which amounted to approximately 91% and 92% of the Company's total domestic field administrative service cost for the twelve months ended December 31, 2017 and 2016).  In addition to these field service and administration expenses, SAS also incurs other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses and SBS incurs expenses for processing vendor payments, legal defense and other administrative expenses (but those expenses are only reimbursed by SGRP to the extent approved by the Company as described below).  The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of and invoiced to SBS and SAS, was $30.1 million and $27.0 million, for the years ended December 31, 2017 and 2016, respectively.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Related Party Transactions (continued)

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

The Company and SBS have agreed to an arrangement for a revised Cost Plus Fee equal to 2.96% of the Field Specialists costs and certain other approved reimbursable expenses incurred by SBS in performing services for the Company, subject to certain offsetting credits. This arrangement went into effect on and has applied since December 1, 2014.  The Company has offered a new agreement to SBS confirming that reimbursable expenses are subject review and approval by the Company, but SBS has rejected that proposal.

The Company believes its net costs for Field Specialists in 2017 could have been approximately $1.0 million less if it had been feasible for the Company to directly engage those Field Specialists on terms substantially similar to SBS.

No SBS compensation to any officer, director or other related party has been reimbursed or approved to date by the Company, and no such compensation reimbursements were made or approved under SBS's Prior Agreement.  This is not a restriction on SBS since SBS is not controlled by the Company and may pay any compensation to any person that SBS desires out of its own funds.  However, SBS has invoiced the Company monthly for certain such compensation payments from July of 2015 through December 2016, and again from July 2017 to December 31, 2017, but the Company has rejected those invoices as non-reimbursable expenses.  Since SBS is a "Subchapter S" corporation, all income from SBS is allocated to its stockholders (see above).

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

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in 2017 and 2016  (in the amounts of $193,000 and $736,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company.  The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts).  However, there can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination, that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS.  Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Related Party Transactions (continued)

Current material and potentially material proceedings against SBS and, in one instance, the Company are described in Note 7 to the Company's Consolidated Financial Statements - Commitments and Contingencies - Legal Matters, above. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

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

SGRP's Audit Committee has approved the SAS Agreement pursuant to its specific duty and responsibility to review and approve the overall fairness of all material related-party transactions, as more fully provided above in this note.

No SAS compensation to any officer, director or other related party (other than to Mr. Peter W. Brown, a related party as noted below,  pursuant to previously approved budgets) has been reimbursed or approved to date by the Company, and no such compensation reimbursements were made or approved under SAS's Prior Agreement. This is not a restriction on SAS since SAS is not controlled by the Company and may pay any compensation to any person that SAS desires out of its own funds. Since SAS is a "Subchapter S" corporation, all income from SAS is allocated to its stockholders (see above). Peter W. Brown ("Peter Brown") is an employee of SAS, is the nephew of SGRP's Chairman, Mr. Robert G. Brown, and is a director of SPAR BSMT and owns EILLC (see International Related Party Services, below). Peter Brown was an official observer at the meetings of SGRP's Board from 2014 through December 2016. Accordingly, Peter Brown is a related party in respect of the Company.

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Related Party Transactions (continued)

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

In August 2016, Mr. Juan F. Medina Domenzain ("JFMD"), partner in SPAR Todopromo, purchased the warehouse that was being leased by SPAR Todopromo. A lease expired on December 31, 2017, and was renewed until December 31, 2020 at the same terms and cost.

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

The Company believes it is the largest and most important customer of SBS, SAS, MPT, MCPT, MHT, CON, JFMD and KMSA (and from time to time may be their only customer), and accordingly the Company generally has been able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS, MPT, MCPT, MHT, CON, JFMD and KMSA than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business.  SBS, SAS and other material affiliate contracts and arrangements are annually reviewed and considered for approval by SGRP's Audit Committee, subject to the ongoing negotiations with SBS as described above.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Related Party Transactions (continued)

Related Party Transaction Summary:

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2017	2016
Services provided by affiliates:
Field Specialist expenses* (SBS)	$25,866	$22,749
Field administration expenses* (SAS)	$4,215	$4,276
Office and vehicle rental expenses (MPT)	$62	$50
Vehicle rental expenses (MCPT)	$1,146	$879
Office and vehicle rental expenses (MHT)	$170	$121
Field administration expenses* (NDS Reklam)	$2	$2
Consulting and administrative services (CON)	$244	$309
Warehouse Rental (JFMD)	$47	$10
Legal Services (KMSA)	$10	$7

Total services provided by affiliates	$31,762	$28,403

* Includes substantially all overhead (in the case of SAS and SBS), or related overhead, plus any applicable markup.

Due to affiliates consists of the following (in thousands):	December 31,
	2017	2016
Loans from local investors:(1)
Australia	$250	$231
Mexico	1,001	1,001
Brazil	139	139
China	719	761
NMS LLC	–	348
South Africa	24	–
Accrued Expenses due to affiliates:
SBS/SAS	893	869
Total due to affiliates	$3,026	$3,349

(1)     Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms and are due on demand and as such have been classified as current liabilities in the Company's consolidated financial statements.

Other Related Party Transactions and Arrangements

In July 1999, SMF, SBS and SIT entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and had the right to unilaterally license and exploit their "Business Manager" internet job scheduling software (which had been jointly developed by such parties), and all related improvements, revisions, developments and documentation from time to time voluntarily made or procured by any of them at its own expense. Business Manager and its other proprietary software and applications are used by the Company for (among other things) the scheduling, tracking, coordination and reporting of its merchandising and marketing services and are accessible via the internet or other applicable telecommunication network by the authorized representatives of the Company and its clients through their respective computers and mobile devices. In addition, SPAR Trademarks, Inc. ("STM"), a wholly owned subsidiary of SGRP, SBS and SIT entered into separate perpetual trademark licensing agreements whereby STM has granted non-exclusive royalty-free licenses to SIT and SBS (and through them to their commonly controlled subsidiaries and affiliates by sublicenses, including SAS) for their continued use of the name "SPAR" and certain other trademarks and related rights of STM. SBS and SAS provide services to the Company, as described above, SIT assisted in the Brazilian acquisition at a cost to the Company of $49,000, as described below, and SIT no longer provides services to and does not compete with the Company.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Related Party Transactions (continued)

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

In addition to the above, SAS purchases insurance coverage for worker compensation, casualty and property insurance risk for itself, for SBS on behalf of its Field Specialists that require such insurance coverage (all who do not provide their own), and for the Company from Affinity Insurance, Ltd. ("Affinity"). SAS owns a minority (less than 1%) of the common stock in Affinity.  Based on informal arrangements between the parties, the Affinity insurance premiums for such coverage are ultimately charged (through SAS) for their fair share of the costs of that insurance to SMF, SAS (which then charges the Company) and SBS.

In addition to those required periodic premiums, Affinity also requires payment of cash collateral deposits ("Cash Collateral"), and Cash Collateral amounts are initially determined and from time to time re-determined (upward or downward) by Affinity.  The Cash Collateral deposit with Affinity since 2012 now totals $965,023; $378,838 of that Cash Collateral was allocable to SBS; $109,387 of that Cash Collateral was allocable to SAS; and $296,474 of that Cash Collateral was allocable to SMF and the balance of $180,324 was allocated to another affiliate, SR Services, Inc.  The Cash Collateral deposits allocable to SBS have been paid by SAS on behalf of SBS, SAS received advances to make such payments from SBS, and SBS in turn received advances to make such payments from SMF.  The Cash Collateral deposits allocable to SAS have been paid by SAS on behalf of itself.  The Cash Collateral deposits allocable to SMF have been paid by SAS on behalf of SMF, and SAS received advances to make such payments from SMF.  Affinity from time to time may (in the case of a downward adjustment in such periodic premiums or the Cash Collateral) make refunds, rebates or other returns of such periodic premiums and Cash Collateral deposits to SAS for the benefit of itself, SBS and SMF (as returned, "Affinity Refunds").  SAS is obligated to return to SBS, and SBS is obligated to return to SMF, any and all Affinity Refunds allocable to SBS in repayment of the corresponding advances.  SAS is obligated to return to SMF any and all Affinity Refunds allocable to SMF in repayment of the corresponding advances.  SAS, SBS and SMF are currently negotiating reimbursement and security agreements to document and confirm those advances totaling approximately $675,000 and repayment obligations.

The following related party transactions occurred in connection with the Company's September 2016 acquisition in Brazil of the NM Companies (as defined and more fully described in Note 14 to Company's Consolidated Financial Statements -  Purchase of Interests in Subsidiaries, below).

On September 8, 2016, the Company (through its Cayman Islands subsidiary) acquired 100% ownership of SGRP Brasil Participações Ltda. ("SGRP Holdings"), a Brazilian limitada (which is a form of limited liability company), from its affiliate, SIT, for $1 plus approved expenses of $49,000. SGRP Holdings then completed the formation and acquired a majority of the stock of SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT").

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

11. Related Party Transactions (continued)

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

As of December 31, 2017, approximately 365,000 shares were available for grant under the amended 2008 Plan.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Stock Based Compensation Plans (continued)

Following are the specific valuation assumptions used for options granted in 2017:

Expected volatility	45.0%
Expected dividend yields	0.0%
Expected term (in years)	5
Risk free interest rate	1.83%
Expected forfeiture rate	5.0%

Stock option Award activity for the years ended December 31, 2017 and 2016 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Covered	Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2016	2,839,784	$1.04	5.17	$753
Granted	635,000	0.97	–	–
Exercised/cancelled	54,497	–	–	–
Forfeited or expired	309,235	–	–	–

Outstanding at December 31, 2016	3,111,052	$0.98	4.74	$678

Granted	943,000	1.05	–	–
Exercised/cancelled	110,187	0.87	–	–
Forfeited or expired	592,288	–	–	–

Outstanding at December 31, 2017	3,351,577	$0.96	5.17	$1,221
Exercisable at December 31, 2017	2,234,327	$0.92	3.05	$1,000

The weighted-average grant-date fair value of stock option Awards granted during the year ended December 31, 2017 was $0.47. The total intrinsic value of stock option Awards exercised during the year ended December 31, 2017 and 2016 was $16,000 and $33,000, respectively.

The Company recognized $187,000 and $279,000 in stock-based compensation expense relating to stock option Awards during the years ended December 31, 2017 and 2016, respectively. The recognized tax benefit on stock based compensation expense related to stock options during the years ended December 31, 2017 and 2016, was approximately $71,000 and $106,000, respectively.

As of December 31, 2017, total unrecognized stock-based compensation expense related to stock options was $472,000. This expense is expected to be recognized over a weighted average period of approximately 3.0 years, and will be adjusted for changes in estimated forfeitures.

Restricted Stock

The restricted stock Awards previously issued under the 2008 Plan vested during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Restricted stock granted under the 2008 Plan is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation expense ratably over the requisite service period which generally is the Award's vesting period. In 2017, the Company did not issue restricted stock Awards to its employees or Directors.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Stock Based Compensation Plans (continued)

The following table summarizes the activity for restricted stock Awards during the years ended December 31, 2017 and 2016:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at January 1, 2016	183,450	$1.39
Granted	25,000	0.92
Vested	(33,875)	1.46
Forfeited	(42,575)	1.30
Unvested at December 31, 2016	132,000	1.32
Granted	–	–
Vested	(22,800)	1.53
Forfeited	(40,800)	1.08
Unvested at December 31, 2017	68,400	$1.38

During the years ended December 31, 2017 and 2016, the Company recognized approximately $38,000 and $50,000, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the years ended December 31, 2017 and 2016 was approximately $14,000 and $19,000, respectively.

During the years ended December 31, 2017 and 2016, the total fair value of restricted stock vested was $24,000 and $34,000, respectively.

As of December 31, 2017, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $16,000, which is expected to be expensed over a weighted-average period of 1 year.

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

13. Segment Information

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Segment Information (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Year Ended December 31,
	2017	2016
Revenue, net:
United States	$52,273	$44,979
International	129,108	89,345
Total revenue	$181,381	$134,324

Operating income (loss):
United States	$518	$(53)
International	3,572	2,255
Total operating income	$4,090	$2,202

Interest expense:
United States	$221	$130
International	116	3
Total interest expense	$337	$133

Other expense (income), net:
United States	$8	$–
International	(409)	(128)
Total other (income), net	$(401)	$(128)

Income (loss) before income tax expense:
United States	$289	$(183)
International	3,865	2,380
Total income before income tax expense	$4,154	$2,197

Income tax expense (benefit):
United States	$1,956	$(428)
International	1,021	869
Total income tax expense	$2,977	$441

Net (loss) income:
United States	$(1,667)	$245
International	2,844	1,511
Total net income	$1,177	$1,756

Net income attributable to non-controlling interest:
United States	$99	$182
International	2,001	1,401
Total net income attributable to non-controlling interest	$2,100	$1,583

Net (loss) income attributable to SPAR Group, Inc.:
United States	$(1,766)	$63
International	843	110
Total net (loss) income attributable to SPAR Group, Inc.	$(923)	$173

Depreciation and amortization:
United States	$1,378	$1,356
International	748	744
Total depreciation and amortization	$2,126	$2,100

Capital expenditures:
United States	$942	$991
International	506	564
Total capital expenditures	$1,448	$1,555

Note: There were no inter-company sales for 2017 or 2016.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Segment Information (continued)

	December 31,
	2017	2016
Assets:
United States	$17,511	$22,189
International	40,477	32,662
Total assets	$57,988	$54,851

Geographic Data (in thousands)

	Year Ended December 31,
	2017		2016
Net international revenues:		% of consolidated net revenue		% of consolidated net revenue
Brazil	$42,853	23.6%	$11,688	8.7%
South Africa	26,661	14.7	21,299	15.9
Mexico	22,128	12.2	20,809	15.5
China	11,045	6.1	12,290	9.1
Japan	8,125	4.5	6,919	5.2
India	7,308	4.0	5,865	4.4
Canada	6,913	3.8	6,725	5.0
Australia	3,798	2.1	3,435	2.6
Turkey	277	0.2	315	0.2
Total international revenue	$129,108	71.2%	$89,345	66.6%

	Year Ended December 31,
	2017	2016
Long term and lived assets:
United States	$7,109	$9,065
International	4,057	3,494
Total long term and lived assets	$11,166	$12,559

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Purchase of Interests in Subsidiaries

The following contains descriptions of the Company's purchase of interests in its operating subsidiary during the year ended December 31, 2016.  There were no acquisitions during the year ended December 31, 2017.

In September 2016, after acquiring SGRP Brasil Participações Ltda. ("SGRP Holdings"), a Brazilian limitada (which is a form of limited liability company), and establishing SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT"), in a series of related party transactions (See Note 11 to the Company's Consolidated Financial Statements - Related Party Transactions - Related Party Transactions and Arrangements in the Brazil Acquisition, above), SGRP Holdings and SPAR BSMT (the "Purchasers") entered into a Quota Purchase Agreement dated September 13, 2016 (the "NM QPA"), with Interservice Publicidade Sociedade Ltda., a Brazilian limitada, Momentum Promoções Ltda., a Brazilian limitada, and IPG Nederland B.V., a Netherlands company (collectively, the "Sellers").  The Sellers were subsidiaries of The Interpublic Group of Companies, Inc., a Delaware corporation ("Interpublic"), which is a global provider of advertising, media and other business services.  The NM QPA provided for the acquisition by the Purchasers from the Sellers (the "NM Acquisition") of all of the equity shares (called "quotas") in New Momentum Ltda., a Brazilian limitada, and New Momentum Serviços Temporários Ltda., a Brazilian limitada (each a "NM Company" or collectively the "NM Companies"), two of Interpublic's "In Store" companies in Brazil.  SPAR BSMT acquired 99% of the quotas issued by each NM Company and SGRP Holdings acquired 1% of the quotas issued by each NM Company pursuant to the NM QPA.  The closing of the acquisition of the NM Companies was completed with the disbursement of the purchase price to the Sellers on September 19, 2016, effective as of close of business on September 13, 2016.  The purchase price for the NM Companies was R$1,312,000 (approximately US$401,000).  The Company has since changed the names of the NM Companies to SPAR Brasil Serviços LTDA. and SPAR Brasil Serviços Temporários LTDA.

Momentum Promoções Ltda., one of the Sellers, also agreed to provide certain transition services and continued use of certain existing office space to SPAR BSMT and each of the NM Companies (collectively, "SPAR Brazil"), pursuant to a Transition Services Agreement dated September 13, 2016 (the "Transition Agreement"), and a Sublease Agreement dated September 13, 2016 (the "Sublease"), respectively. The Sublease had a term of 12 months and required monthly rent and back office support payments of R$205,417 (approximately US$65,700). The Transition Agreement relating to Accounting Service, terminated on April 30, 2017 and the Sublease Agreement, terminated on September 13, 2017.

For the Resource Plus Acquisition, see Note 16 to the Company's Consolidated Financial Statements – Subsequent Events– Resource Plus Acquisition.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15.  Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2017	2016
Numerator:
Net (loss) income attributable to SPAR Group, Inc.	$(923)	$173

Denominator:
Shares used in basic net income per share calculation	20,617	20,595
Effect of diluted securities:
Stock options and unvested restricted shares	-	714
Shares used in diluted net income per share calculations	20,617	21,309

Basic net (loss) income per common share:	$(0.04)	$0.01
Diluted net (loss) income per common share:	$(0.04)	$0.01

The dilutive effect of outstanding securities of approximately 380,000 and 1,000,000 for the years ended December 31, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

16. Subsequent Events

Resource Plus Acquisition

On January 9, 2018, the Company completed its acquisition of a 51% equity interest (the "Acquisition") in Resource Plus, Inc. ("RPI"), a supplier of professional fixture installation and product merchandising services; and a 51% equity interest in both of its sister companies, Mobex of North Florida, Inc. ("Mobex"), a proprietary retail fixture mobilization system manufacturer, and Leasex, LLC ("Leasex"), a company formed to lease Mobex's proprietary equipment. RPI owns a 70% interest in BDA Resource, LLC, a Florida limited liability company ("BDA"), and RPI, Leasex, Mobex and BDA may be referred to individually and collectively as "Resource Plus".

SGRP's subsidiary, SPAR Marketing Force, Inc. ("SMF"), purchased those equity interests in Resource Plus from Joseph L. Paulk and Richard Justus pursuant to separate Stock Purchase Agreements each dated as of October 13, 2017 (each a "SPA"), which were subject to due diligence and completion of definitive documents. The base purchase prices under the SPAs for those Resource Plus equity interests were $3,000,000 for Mr. Paulk and $150,000 for Mr. Justus, subject to adjustment and potential bonuses as provided in their respective SPAs. At the closing on January 9, 2018, Mr. Paulk received the base purchase price in $400,000 cash and a Promissory Note for $2,600,000; and Mr. Justus received the base purchase price in $50,000 cash and a Promissory Note for $100,000. Those notes were issued by SMF, guarantied by SGRP pursuant to separate Guaranties, and secured by SMF pursuant to separate Securities Pledge and Escrow Agreements to the sellers of the respective acquired equity interests, with each of those documents dated and effective as of January 1, 2018. Mr. Paulk's note is repayable in installments of $300,000, plus applicable interest, per year on December 31 of each year (commencing in 2018), with the balance due on December 31, 2023; and Mr. Justus's note on December 31 of each such year (commencing in 2018) is repayable in installments of $33,333 per year, plus applicable interest, on December 31 of each year, with the balance of $33,334 due on December 31, 2020.

In connection with that closing, Mr. Paulk retired, while Mr. Justus continued as President of Resource Plus and received an Executive Officer Employment Terms and Severance Agreement with RPI ("ETSA"), with a base salary of $200,000 per year (plus an incentive bonus), and a term of office and severance protection through January 1, 2020, subject to annual extensions in the discretion of the parties.

This acquisition will be accounted for using the purchase method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition.

PNC Credit Facility

On January 16, 2018, the Company repaid and replaced its existing Sterling Credit Facility (See Note 5 – Credit Facilities – Sterling Credit Facility, above) with a new secured revolving credit facility in the United States and Canada (the "PNC Credit Facility") with PNC Bank, National Association ("PNC").

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Subsequent Events (continued)

In order to obtain, document and govern the new PNC Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force, Inc., SPAR Assembly & Installation, Inc., and SPAR Canada Company (each, a "PNC Borrower" and collectively, the "PNC Borrowers"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Group International, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "PNC Guarantor" and collectively, the "PNC Guarantors), entered into a Loan Agreement with PNC dated as of January 16, 2018 (the "PNC Loan Agreement"); the PNC Borrowers issued their $9 million Committed Line Of Credit Note to PNC dated January 16, 2018 (the "PNC Note"), which evidences the PNC Borrowers' loans and other obligations to PNC; the PNC Guarantors entered into a Guaranty and Suretyship Agreement with PNC dated as of January 16, 2018 (the "PNC Guaranty"), which guaranties the PNC Borrowers' loans and other obligations to PNC; and the PNC Borrowers and PNC Guarantors (each, a "PNC Loan Party" and collectively, the "PNC Loan Parties") entered into a Security Agreement with PNC dated as of January 16, 2018 (the "PNC Security Agreement"), which secures the obligations of the PNC Loan Parties to PNC with pledges of substantially all of the assets of the PNC Loan Parties (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

The PNC Note currently requires the PNC Borrowers to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined therein) per annum, plus (B) two hundred fifty basis points (2.50%). On January 16, 2018, the aggregate interest rate under that formula was 4.06% per annum

Revolving loans of up to $9 million are available to the Company under the PNC Credit Facility based upon the borrowing base formula defined in the PNC Loan Agreement (principally 85% of "eligible" accounts receivable less certain reserves. The PNC Credit Facility is currently scheduled to become due on January 16, 2020, when (among other things) the loans and other monetary obligations of the Company must be repaid in full and the ability ends to borrow additional loans.

On January 16, 2018, the Company drew down an initial advance under the PNC Credit Facility of approximately $7.6 million, which was used to repay the existing Sterling Credit Facility.

The new Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the PNC Loan Parties, including, but not limited to, capital expenditures and other investments. On January 16, 2018, the PNC Loan Parties were in compliance with the covenants and does not expect to be in violation at future measurement dates. However, there can be no assurances that the PNC Loan Parties Company will not be in violation of certain covenants in the future, and should the PNC Loan Parties be in violation; there can be no assurances that PNC will issue waivers for any such future violations.

17.     Capital Lease Obligations

The Company has two outstanding capital lease obligations with interest rates as follows. The related capital lease asset balances are detailed below (in thousands):

Start Date:	Interest Rate	Original Cost	Accumulated Amortization	Net Book Value at December 31, 2017
January 2017	5.8%	$76	$26	$50
August 2017	6.4%	$147	$20	$127

Annual future minimum lease payments required under the leases, together with the present value as of December 31, 2017, are as follows (in thousands):

Year Ending December 31,	Amount

2018	$82
2019	82
2020	31
Total	195
Less amount representing interest	15
Present value of net minimum lease payments included in accrued expenses and other current liabilities, and long term debt	$180

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	(Recovered From)/Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2017:

Deducted from asset accounts:
Allowance for doubtful accounts	$288	113	59	$342

Year ended December 31, 2016:

Deducted from asset accounts:
Allowance for doubtful accounts	$542	347	601	$288

(1)     Uncollectible accounts written off, net of recoveries