Form 10-Q
period 2018-03-31
SPAR GROUP INC
filed 2018-05-15
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes    ☒ No

On May 7, 2018, there were 20,647,704 shares of Common Stock outstanding.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,862	$8,827
Accounts receivable, net	43,051	35,964
Prepaid expenses and other current assets	2,721	2,031
Total current assets	54,634	46,822

Property and equipment, net	2,819	2,712
Goodwill	3,173	1,836
Intangible assets, net	4,189	1,634
Deferred income taxes	3,063	3,055
Other assets	1,422	1,929
Total assets	$69,300	$57,988

Liabilities and equity
Current liabilities:
Accounts payable	$7,868	$7,341
Accrued expenses and other current liabilities	15,058	13,581
Due to affiliates	4,978	3,026
Customer incentives and deposits	1,427	1,539
Lines of credit and short-term loans	2,414	6,839
Total current liabilities	31,745	32,326
Long-term debt and other liabilities	8,996	107
Total liabilities	40,741	32,433

Commitments and Contingencies – See Note 8
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares– None – March 31, 2018, and December 31, 2017	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 20,680,717 – March 31, 2018, and December 31, 2017	207	207
Treasury stock, at cost 33,013 shares – March 31, 2018, and 104,398 shares – December 31, 2017	(36)	(115)
Additional paid-in capital	16,241	16,271
Accumulated other comprehensive loss	(1,690)	(1,690)
Retained earnings	5,101	4,977
Total SPAR Group, Inc. equity	19,823	19,650
Non-controlling interest	8,736	5,905
Total equity	28,559	25,555
Total liabilities and equity	$69,300	$57,988

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017

Net revenues	$54,579	$39,886
Cost of revenues	44,849	31,838
Gross profit	9,730	8,048

Selling, general and administrative expense	8,458	7,058
Depreciation and amortization	542	505
Operating income	730	485

Interest expense (income)	199	(46)
Other (income), net	(72)	(62)
Income before income tax expense	603	593

Income tax expense	178	419
Net income	425	174
Net income attributable to non-controlling interest	(301)	(418)
Net income (loss) attributable to SPAR Group, Inc.	$124	$(244)

Basic and diluted income (loss) per common share:	$0.01	$(0.01)

Weighted average common shares – basic	20,648	20,649

Weighted average common shares – diluted	21,599	20,649

Net income	$425	$174
Other comprehensive (loss) income:
Foreign currency translation adjustments	(30)	164
Comprehensive income	395	338
Comprehensive income attributable to non-controlling interest	(271)	(516)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$124	$(178)

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2018	20,681	$207	104	$(115)	$16,271	$(1,690)	$4,977	$5,905	$25,555

Share-based compensation	–	–	–	–	49	–	–	–	49
Exercise of stock options	–	–	(71)	79	(79)	–	–	–	–
Distributions to non-controlling investors	–	–	–	–	–	–	–	(463)	(463)
Non-controlling interest related to Resource Plus acquisition	–	–	–	–	–	–	–	3,023	3,023
Other comprehensive income	–	–	–	–	–	–	–	(30)	(30)
Net income	–	–	–	–	–	–	124	301	425
Balance at March 31, 2018	20,681	$207	33	$(36)	$16,241	$(1,690)	$5,101	$8,736	$28,559

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$425	$174
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	542	505
Bad debt expense, net of recoveries	36	25
Share based compensation	49	55
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(7,108)	3,486
Prepaid expenses and other assets	(190)	56
Accounts payable	512	1,569
Accrued expenses, other current liabilities and customer incentives and deposits	5,117	440
Net cash (used in) provided by operating activities	(617)	6,310

Investing activities
Purchases of property and equipment and capitalized software	(487)	(284)
Purchase of Resource Plus subsidiary, net of cash acquired	767	–
Net cash provided by (used) in investing activities	280	(284)

Financing activities
Net (payments) borrowing on lines of credit	1,252	(3,192)
Proceeds from stock options exercised	–	7
Payments on term debt	–	(6)
Payments on capital lease obligations	(18)	–
Distribution to non-controlling investors	(463)	(2,101)
Net cash (used in) provided by financing activities	771	(5,292)

Effect of foreign exchange rate changes on cash	(399)	215
Net change in cash and cash equivalents	35	949
Cash and cash equivalents at beginning of year	8,827	7,324
Cash and cash equivalents at end of period	$8,862	$8,273

Supplemental disclosure of cash flows information
Interest paid	$137	$109
Income taxes paid	$59	$117

Supplemental disclosure of non-cash investing and financing activities:
Increase in non-controlling interest attributable to Resource Plus acquisition	$3,023	$–
Resource Plus deferred purchase price	$2,300	$–
Debt assumed through the Resource Plus acquisition	$865	$–

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited, interim condensed consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the first quarter ended March 31, 2018 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2017, has been prepared from the Company's audited consolidated balance sheet as of such date.   In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report  on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2018 (the  "2017 Annual Report"), and SGRP's Proxy Statement for its 2018 Annual Meeting of Stockholders as filed with the SEC on April 18, 2018 (the "2018 Proxy Statement").  Particular attention should be given to Items 1 and 1A of the 2017 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2018 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS.  The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements. The Company adopted ASU 2014-09 with a date of the initial application of January 1, 2018. As a result, the Company changed its accounting policy for revenue recognition as detailed below.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method with the impact upon adoption not significant.

The Company records revenue from contracts with it customers through the execution of Master Service Agreements (MSAs) that are effectuated through individual Statements of Work (SOW). The MSAs generally define the financial, service, and communication obligations between the client and SPAR while the SOWs state the project objective, scope of work, time frame, rate and driver in which SPAR will be paid.  Only when the MSA and SOW are combined, can all five revenue standard criteria be met.  The Company integrates a series of tasks promised within these contracts into a bundle of services that represent the combined performance obligation of Merchandising Services.  Such Merchandising Services are performed over the duration of the SOW. Most Merchandising Services are performed on a daily, weekly or monthly basis. Revenue from Merchandising Services are recognized as the services are performed based on a rate per driver basis (per hour, store visit or unit stocked) with services delivered as they are consumed.

All of the Company’s contracts with customers have a duration of one year or less, with over 90% being completed in less than 30-days, and revenue is recognized as services are performed. Given the nature of the Company’s business, how the contracts are structured and how the Company is compensated the Company has elected the right-to-invoice practical expedient allowed under the revenue standard.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Company is continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate.

The Company is applying the guidance to address the accounting for income taxes under accounting standards in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Accounting standards provide a reasonable “measurement period” not to exceed twelve months from the date of enactment to complete the accounting of these provisional estimates. As disclosed in the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2017, two material provisional estimates that impacted the Company were the U.S. statutory rate reduction and the one-time transition tax. These amounts are considered provisional because they use reasonable estimates of which tax returns have not been filed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued.

For the first quarter of 2018, there were no significant changes to the Company’s provisional estimates of the income tax effects reflected in 2017 for the changes in tax law and tax rate from the enactment of the Tax Act. The impact of tax law changes on the Company’s financial statements could differ from its reasonable estimates due to further analysis of the new law, regulatory guidance, technical corrections, legislation, or guidance under U.S. generally accepted accounting principles. If significant changes occur, the Company will provide updated information in connection with future regulatory filings or the Company will adjust these provisional amounts as further information becomes available and as we refine our calculations.

For the first quarter of 2018, the Company’s effective tax rate was favorably impacted by the reduction in the U.S. statutory tax rate due to the enactment of the Tax Act. This favorable impact was partially offset by certain base broadening provisions of the Tax Act. In the first quarter of 2018, our effective tax rate was 25%, as compared to 38% in the first quarter of 2017.

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely- than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first three months of 2018, the Company did not change its liability for unrecognized tax benefits. As of March 31, 2018, the Company had accrued approximately $112,000 for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of March 31, 2018 reflects a reduction for $112,000 of these unrecognized tax benefits.

2.	Business and Organization

The Company is a supplier of merchandising and other marketing services throughout the United States and internationally. The Company provides merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandiser, office supply, grocery, drug, dollar, independent, convenience, home improvement and electronics stores, as well as providing furniture and other product assembly services, audit services, in-store events, technology services and marketing research.

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

As of March 31, 2018, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which has provided services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$124	$(244)

Denominator:
Weighted average shares used in basic net income per share calculation	20,648	20,649

Weighted average shares used in diluted net income per share calculation	21,599	20,649

Basic and diluted net income per common share	$0.01	$(0.01)

4.	Credit Facilities and Other Debt

PNC Credit Facility:

On January 16, 2018, the Company repaid and replaced its existing Sterling Credit Facility with a new secured revolving credit facility in the United States and Canada (the "PNC Credit Facility") with PNC Bank, National Association ("PNC").

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

The PNC Note currently requires the PNC Borrowers to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined therein) per annum, plus (B) two hundred fifty basis points (2.50%). On March 31, 2018, the aggregate interest rate under that formula was 4.383% per annum, and the outstanding balance was $6.1 million.

Revolving loans of up to $9 million are available to the Company under the PNC Credit Facility based upon the borrowing base formula defined in the PNC Loan Agreement (principally 85% of "eligible" accounts receivable less certain reserves).  As the PNC Credit Facility is currently scheduled to become due on January 16, 2020, and since there are no provisions (other than defaults) requiring the paydown of the loan until such time, the amounts are classified as long-term debt.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

On January 16, 2018, the Company drew down an initial advance under the PNC Credit Facility of approximately $7.6 million, which was used to repay the existing Sterling Credit Facility.

The PNC Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the PNC Loan Parties, including, but not limited to, capital expenditures and other investments.  At March 31, 2018, the PNC Loan Parties were in compliance with such covenants.

Fifth Third Credit Facility:

On January 9, 2018, the Company completed its acquisition of a 51% interest in its new subsidiaries, Resource Plus, Inc., and related companies (collectively, "Resource Plus"). See Note 10 to the Company's Condensed Consolidated Financial Statements - Purchase of Interests in Subsidiaries - Resource Plus Acquisition, below.   When acquired, Resource Plus was a party to a revolving line of credit facility it secured on May 23, 2016, (the "Fifth Third Credit Facility") from Fifth Third Bank for $3.5 million, which was scheduled to expire on May 23, 2018.  Effective April 11, 2018, the term of the Fifth Third Credit Facility was extended and is currently scheduled to become due on May 23, 2020.  As there are no provisions (other than defaults) requiring the paydown of the loan until May 23, 2020, the amounts are classified as long-term debt.

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves).  As of March 31, 2018, the outstanding balance was $780,000.  The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus and is not guarantied by SGRP.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to [(A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%)].  On March 31, 2018, the aggregate interest rate under that formula was 4.383% per annum.

Other Debt:

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.7 million. The notes are payable in annual installments at various amounts due on Dec. 31st of each year starting with December 31, 2018 and continuing through December 31, 2023, accruing interest annually at 1.85%. As such these notes are classified as both short term and long term for the appropriate amounts.  (See Note 10 to the Company’s Condensed Consolidated Financial Statements – Purchase of Interests in Subsidiaries, below)

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $615,000 USD (based upon the exchange rate at March 31, 2018).  The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions).  The outstanding balance with National Australia Bank as of March 31, 2018 was $443,000 USD and is due on demand.

On November 29, 2016, SPAR Brazil established a line of credit facility with Itau Bank for 4.0 million Brazilian Real or approximately $1.2 million USD (based upon the exchange rate at March 31, 2018).  The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions).  The agreement is from month to month at the Company's request.  No amounts were outstanding on the line of credit as of March 31, 2018.

On December 26, 2016, SPAR Brazil secured a line of credit facility with Daycoval Bank for 5.0 million Brazilian Real or approximately $1.6 million USD (based upon the exchange rate at March 31, 2018).  The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions).  The agreement is from month to month at the Company's request.  As of March 31, 2018, 5.3 million Brazilian Real or $1.6 million USD was outstanding (based upon the exchange rate at March 31, 2018).

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Bank for 5.0 million Mexican Pesos or approximately $275,000 USD (based upon the exchange rate at March 31, 2018).  The revolving line of credit was secured on March 15, 2016, and originally expired March 2018.  The facility has been amended to extend the terms to March 2020.  The variable interest rate is TIIE (Interbank Interest Rate) +4%, which resulted in an annual interest rate of 5% at the endas of March 31, 2018.  The outstanding balance at March 31, 2018 was zero.

The Company had scheduled contractual future maturities of loans as of March 31, 2018, approximately as follows (dollars in thousands).  The amounts in the table below differ from the condensed consolidated balance sheet due to the fair value adjustment in connection with the Resource Plus Seller Notes (see Note 10 to the Company’s Condensed Consolidated Financial Statements – Purchase of Interests in Subsidiaries -  Resource Plus Acquisition and Note 12 – Capital Lease Obligations, below):

	Interest Rate as of March 31, 2018	2018	2019	2020	2021	2022	2023
USA - PNC Bank	4.383%	$–	$–	$6,137	$–	$–	$–
USA – Fifth Third Bank	4.383%	–	–	780	–	–	–
USA – Resource Plus Seller Notes	1.85%	333	333	334	300	300	1,100
Australia - National Australia Bank	6.3%	443	–	–	–	–	–
Brazil – Daycoval Bank	1.28%	1,597	–	–	–	–	–
Total		$2,373	$333	$7,251	$300	$300	$1,100

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	March 31, 2018	December 31, 2017
Unused Availability:
United States	$5,583	$3,530
Australia	172	731
Mexico	275	254
Brazil	1,129	1,554
Total Unused Availability	$7,159	$6,069

Management believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next year.  However, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients, and possible litigation expenses could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations. See Note 8 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies:   Legal Matters and SBS and SGRP Litigation Generally, below.

5.	Related-Party Transactions

SGRP's policy respecting approval of transactions with related persons, promoters and control persons is contained in the SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (the "Ethics Code").  The Ethics Code is intended to promote and reward honest, ethical, respectful and professional conduct by each director, executive, officer, employee, consultant and other representative of any of SGRP and its subsidiaries (together with SGRP, the "Company") and each other Covered Person (as defined in the Ethics Code) in his or her position with the Company anywhere in the world, including (among other things) serving each customer, dealing with each vendor and treating each other with integrity and respect, and behaving honestly, ethically and professionally with each customer, each vendor, each other and the Company. Article II of the Ethics Code specifically prohibits various forms of self-dealing (including dealing with relatives) and collusion and Article V of the Ethics Code generally prohibits each "Covered Person" (including SGRP's officers and directors) from using or disclosing the Confidential Information of the Company or any of its customers or vendors, seeking or accepting anything of value from any competitor, customer, vendor, or other person relating to doing business with the Company, or engaging in any business activity that conflicts with his or her duties to the Company, and directs each "Covered Person" to avoid any activity or interest that is inconsistent with the best interests of the SPAR Group, in each case except for any "Approved Activity" (as such terms are defined in the Ethics Code). Examples of violations include (among other things) having any ownership interest in, acting as a director or officer of or otherwise personally benefiting from business with any competitor, customer or vendor of the Company other than pursuant to any Approved Activity. Approved Activities include (among other things) any contract with an affiliated person (each an "Approved Affiliate Contract") or anything else disclosed to and approved by SGRP's Board of Directors (the "Board"), its Governance Committee or its Audit Committee, as the case may be, as well as the ownership, board, executive and other positions held in and services and other contributions to affiliates of SGRP and its subsidiaries by certain directors, officers or employees of SGRP, any of its subsidiaries or any of their respective family members. The Company's senior management is generally responsible for monitoring compliance with the Ethics Code and establishing and maintaining compliance systems, including those related to the oversight and approval of conflicting relationships and transactions, subject to the review and oversight of SGRP's Governance Committee as provided in clause IV.11 of the Governance Committee's Charter, and SGRP's Audit Committee as provided in clause I.2(l) of the Audit Committee's Charter. The Governance Committee and Audit Committee each consist solely of independent outside directors (see Domestic Related Party Services, International Related Party Services, Related Party Transaction Summary, Related Party Transaction Summary, Affinity Insurance, and Other Related Party Transactions and Arrangements, below).

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

The Special Subcommittee engaged Morrison Valuation & Forensic Services, LLC ("Morrison"), to perform a third-party financial evaluation of certain domestic related party relationships and transactions (principally with SAS and SBS of the Company, which included the review of certain financial records of the Company (but not those of its affiliates)) and discussions with management of the Company.  Their task included (among other things) the identification and mapping of and apparent purposes for and benefits from cash flows between the Company and its affiliates.  Morrison identified a number of transactions between the parties, while not material, were inefficient, time consuming and of limited business value to the parties.  They included expense reimbursement for indirect charges for supply purchases, corporate vendor service cost and use of corporate credit cards in the payment of vendor services. These inefficiencies have been and will continue to be addressed by the Company.  The Special Subcommittee also engaged Holland & Knight to provide ongoing legal advice on related party issues, and Paul Hastings to provide ongoing legal advice on independent contractor classification issues (including the SBS Clothier Case).  See Note 8 to the Company's Condensed Consolidated Financial Statements, Commitments and Contingencies - Legal Matters - SBS Clothier Litigation, below.

The Company is currently unable to predict the remaining duration and final results of this review by the Special Subcommittee.

Domestic Related Party Services:

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("SIT"), are affiliates of SGRP but are not under the control or part of the consolidated Company. Mr. Robert G. Brown, a major stockholder and through May 3, 2018, the Chairman and a Director of SGRP, and Mr. William H. Bartels, a Director, Vice Chairman and a major stockholder of SGRP, are the sole stockholders of SBS. Mr. Brown is the sole stockholder of SIT. Mr. Brown is a director and officer of SBS and SIT. Mr. Bartels is a director and officer of SAS.  The stockholders of SAS are Mr. Bartels and parties related to Mr. Brown and his family, each of whom is considered an affiliate of the Company for related party purposes because of their family relationships with Mr. Brown.

The Company executes the services it provides to its domestic clients primarily through field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom have been independent contractors provided by SBS, and administers those services through local, regional, district and other personnel (each a "Field Administrator"), substantially all of whom have been provided by SAS. The Company paid $6.8 million and $5.9 million during the three months ended March 31, 2018 and 2017, respectively, to SBS for its provision as needed of approximately 4,220 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 52% and 83% of the Company's total domestic Field Specialist expense for the three months ended March 31, 2018 and 2017, respectively). The Company paid $1.1 million for both the three months ended March 31, 2018 and 2017, respectively, to SAS for its provision of its 57 and 55 full-time regional and district administrators (which amounted to approximately 91% and 92% of the Company's total domestic field administrative service cost for the three months ended March 31, 2018 and 2017). In addition to these field service and administration expenses, SAS also incurs other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses and SBS incurs expenses for processing vendor payments, legal defense and other administrative expenses (but those expenses are only reimbursed by SGRP to the extent approved by the Company as described below). The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of and invoiced to SBS and SAS, was $7.9 million and $6.9 million, for the three months ended March 31, 2018 and 2017, respectively.

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

The Company believes its net costs for Field Specialists for the three month period ending March 31, 2018 could have been approximately $270,000 less if it had been feasible for the Company to directly engage those Field Specialists on terms substantially similar to SBS.

No SBS compensation to any officer, director or other related party has been reimbursed or approved to date by the Company, and no such compensation reimbursements were made or approved under SBS's Prior Agreement.  This is not a restriction on SBS since SBS is not controlled by the Company and may pay any compensation to any person that SBS desires out of its own funds.  However, SBS has invoiced the Company monthly for certain such compensation payments from July 2017 to March 31, 2018, but the Company has rejected those invoices as non-reimbursable expenses.  Since SBS is a "Subchapter S" corporation, all income from SBS is allocated to its stockholders (see above).

The Company has determined that the rates charged by SBS for the services of its field merchandising, auditing, assembly and other field personnel (each a "Field Specialist") are favorable to the Company when compared to other possible non-affiliate providers. SBS has advised the Company that those favorable rates are dependent (at least in part) on SBS's ability to continue to use independent contractors as its Field Specialists, that such Field Specialists generally provide greater flexibility at lower total costs as a result of their business independence and initiative, and that it has an agreement with each Field Specialist clearly confirming his, her, or its status as an independent contractor.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company for the three months ended March 31, 2018 and 2017 (in the amounts of $60,000 and $85,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination, that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

Current material and potentially material proceedings against SBS and, in one instance, the Company are described in Note 8 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies - Legal Matters, below. These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

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

On May 7, 2018, the Company gave a termination notice to SAS specifying July 31, 2018, as the end of the Service Term under (and as defined in) SAS Agreement.  The Company is negotiating and anticipates reaching a non-exclusive agreement with an independent third party vendor to provide substantially all of the domestic Field Administrators used by the Company.  The Company expects a smooth and seamless transition to such new vendor that will provide the Company with continuity of great execution and be virtually unnoticeable to the Company's Clients.  (See Note 13 to the Company's Condensed Consolidated Financial Statements -Subsequent Events, below).

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

Peter W. Brown ("Peter Brown") was an employee of SAS, is the nephew of SGRP's major stockholder (and former Chairman, Director and Officer), Mr. Robert G. Brown, and is a director of SPAR BSMT and owns EILLC which owns 10% interest in the Company’s Brazilian subsidiary. Peter W. Brown was an official observer at the meetings of SGRP's Board from 2014 through December 2016 and was appointed as a Director on the Board as of May 3, 2018, replacing Mr. Brown upon his retirement from the Board and Company at that date.  Peter W. Brown also is, and since 2013 has been, a director of Affinity Insurance, Ltd (see Affinity Insurance, below).  Accordingly, Peter W. Brown is an affiliate and related party in respect of the Company.

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

Resource Plus, Inc. ("RPI"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the RPI membership interests and by Mr. Justus through his ownership of the other 49% of the RPI membership interests.  (See Note 10 to the Company's Condensed Consolidated Financial Statements -Purchase of Interest in Subsidiaries, below).

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

In August 2016, Mr. Juan F. Medina Domenzain ("JFMD"), partner in SPAR Todopromo, purchased the warehouse that was being leased by SPAR Todopromo. The lease expired on December 31, 2017, and was renewed until December 31, 2020.

The Company’s subsidiary in Brazil, SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT") has contracted with Ms. Karla Dagues Martins, a Brazilian citizen and resident sister to Mr. Jonathan Dagues Martins, President and a part owner of SPAR BSMT, to handle the labor litigation cases for SPAR BSMT and its subsidiaries.  These legal services are being provided to them at local market rates by Ms. Martins' company, Karla Martins Sociedade de Advogados ("KMSA"). Accordingly, Mr. Jonathan Dagues Martins and Ms. Karla Dagues Martins are each an affiliate and a related party in respect of the Company.

Summary of Related Party Transactions:

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended March 31,
	2018	2017
Services provided by affiliates:
Field merchandiser and other expenses (SBS)	$6,729	$5,875
Field administration and other expenses (SAS)	1,149	1,074
Office and vehicle rental expenses (MPT)	19	15
Vehicle rental expenses (MCPT)	339	297
Office and vehicle rental expenses (MHT)	53	40
Consulting and administrative services (CON)	59	96
Legal Services (KMSA)	26	24
Warehousing rental (JFMD)	12	11

Total services provided by affiliates	$8,386	$7,432

* Includes substantially all overhead (in the case of SAS and SBS), or related overhead, plus any applicable markup.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

Due to affiliates consists of the following (in thousands):	March 31,	December 31,
	2018	2017
Loans from local investors:(1)
Australia	$246	$250
Mexico	1,001	1,001
Brazil	139	139
China	719	719
South Africa	33	24
Resource Plus	731	–

Accrued Expenses due to affiliates:
SBS/SAS	2,109	893
Total due to affiliates	$4,978	$3,026

(1)     Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms and are due on demand and as such have been classified as current liabilities in the Company's condensed consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

Affinity Insurance:

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

In addition to those required periodic premiums, Affinity also requires payment of cash collateral deposits ("Cash Collateral"), and Cash Collateral amounts are initially determined and from time to time re-determined (upward or downward) by Affinity.  The Cash Collateral deposit with Affinity since 2012 now totals approximately $965,000; approximately $379,000 of that Cash Collateral was allocable to SBS and approximately $296,000 of that Cash Collateral was allocable to SMF and the balance of approximately $290,000 was allocated to other affiliates of the Company.  The Cash Collateral deposits allocable to SBS have been paid by SAS on behalf of SBS, SAS received advances to make such payments from SBS, and SBS in turn received advances to make such payments from SMF.  The Cash Collateral deposits allocable to SMF have been paid by SAS on behalf of SMF, and SAS received advances to make such payments from SMF.  SAS, SBS and SMF are currently negotiating reimbursement and security agreements to document and confirm those advances totaling approximately $675,000 and repayment obligations.

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

(unaudited) (continued)

Other Related Party Transactions and Arrangements:

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

Through arrangements with the Company, SBS (owned by Mr. Bartels and Mr. Brown), SAS (owned by Mr. Bartels and family members of Mr. Brown), and other companies owned by Mr. Brown participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them. All such transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business.

6.	Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At March 31, 2018, no shares of SGRP Series A Preferred Stock were issued and outstanding.

7.	Stock-Based Compensation and Other Plans

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option, restricted share awards, and performance stock units. As of March 31, 2018, approximately 340,750 SGRP shares were available for Award grants under the amended 2008 Plan. In the first quarter, there were 25,000 options awarded to certain employees of SPAR Group, Inc.

The Company recognized $43,000 and $62,000 in stock-based compensation expense relating to stock option awards during the three month periods ended March 31, 2018 and 2017, respectively. The tax benefit available from stock based compensation expense related to stock options during the three months ended March 31, 2018 and 2017 was approximately $16,000 and $23,000 respectively. As of March 31, 2018, total unrecognized stock-based compensation expense related to stock options was $459,000.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

During the three months ended March 31, 2018 and 2017, the Company recognized approximately $6,000 and $12,000, respectively of stock based compensation expense related to restricted stock. The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended March 31, 2018 and 2017 was approximately $2,000 and $5,000, respectively. As of March 31, 2018, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $10,000.

At the 2018 Annual Shareholders Meeting on May 2, 2018, the shareholders of SGRP voted for the 2018 Stock Compensation Plan, as more fully described in Note 13 to the Company's Condensed Consolidated Financial Statements – Subsequent Events, below.

8.	Commitments and Contingencies

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

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"). The Company's affiliate, SPAR Business Services, Inc. ("SBS"), during 2017 provided approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost the Field Specialists utilized by the Company domestically.  SBS is not a subsidiary or in any way under the control of SGRP, SBS is not in the Company's financial statements, and SGRP does not participate in or control the defense by SBS of any litigation against it.  For contractual details and payment amounts, see Note 5 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, above.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others. SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in the three month periods ending March 31, 2018 and 2017 (in the amounts of $60,000 and $85,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

On November 13, 2017, the Court convened a status conference call with the parties to discuss the impact on the case of the Supreme Court’s pending decision in Epic Systems Corp. v. Lewis, in which the Supreme Court heard arguments in October 2017 and ultimately will decide whether arbitration clauses that include a waiver of a worker’s right to bring or participate in a class action violate the National Labor Relations Act.  On March 12, 2018, the Court denied both defendants’ Motion to Dismiss for failure to state a claim, denied the Motion to Compel Arbitration as to SGRP, denied the Motion to Stay as to SGRP, and allowed the Motion to Stay as to SBS pending the outcome of the Supreme Court’s decision in Epic Systems), which (depending on the Supreme Court's ruling) could result in all SBS disputes being sent to arbitration. On April 24, 2018, SGRP filed a notice of appeal with the First Circuit of the District Court’s decision.  The Parties have agreed to stay the District Court litigation pending the First Circuit’s decision on SGRP’s appeal.  If SGRP’s appeal is unsuccessful, SGRP could have to go to trial without SBS, which SGRP will vigorously contest against all parties.

SBS and SGRP Litigation Generally

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company to the extent reimbursement is approved by the Company in its discretion) could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.  There can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination.  In addition, there can be no assurance that SBS or someone else will not claim, and no assurance that SBS will be able to successfully shield any claim, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS.  Any decrease in SBS's performance (quality or otherwise), any inability by SBS to use its assets without encumbrance or execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 5 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

9.	Segment Information

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue:
United States	$18,369	$11,321
International	36,210	28,565
Total revenue	$54,579	$39,886

Operating income (loss):
United States	$(320)	$64
International	1,050	421
Total operating income	$730	$485

Interest expense (income):
United States	$14	$51
International	185	(97)
Total interest expense (income)	$199	$(46)

Other (income), net:
United States	$30	$–
International	(102)	(62)
Total other (income), net	$(72)	$(62)

Income (loss) before income tax expense:
United States	$(364)	$13
International	967	580
Total income before income tax expense	$603	$593

Income tax (benefit) expense:
United States	$(12)	$249
International	190	170
Total income tax expense	$178	$419

Net income (loss):
United States	$(352)	$(236)
International	777	410
Total net income	$425	$174

Depreciation and amortization:
United States	$382	$340
International	160	165
Total depreciation and amortization	$542	$505

Capital expenditures:
United States	$635	$266
International	437	94
Total capital expenditures	$1,072	$360

Note: There were no inter-company sales for the three months ended March 31, 2018 or 2017.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

	March 31,	December 31,
	2018	2017
Assets:
United States	$26,968	$17,511
International	42,332	40,477
Total assets	$69,300	$57,988

	March 31,	December 31,
	2018	2017
Long lived assets:
United States	$10,881	$7,109
International	3,785	4,057
Total long lived assets	$14,666	$11,166

Geographic Data (in thousands)

	Three Months Ended March 31,
	2018		2017

International revenue:		% of consolidated net revenue		% of consolidated net revenue
Brazil	$13,410	24.6%	$9,943	24.9%
South Africa	7,444	13.6	6,027	15.1
Mexico	5,360	9.8	4,688	11.8
China	2,442	4.5	2,408	6.0
India	2,424	4.4	1,612	4.0
Japan	2,247	4.1	1,709	4.3
Canada	1,934	3.5	1,303	3.3
Australia	886	1.6	810	2.0
Turkey	63	0.1	65	0.2
Total international revenue	$36,210	66.2%	$28,565	71.6%

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

10. Purchase of Interests in Subsidiaries

Resource Plus Acquisition

On January 9, 2018, the Company completed its acquisition of a 51% interest (the "Acquisition") in Resource Plus, Inc. ("RPI"), a supplier of professional fixture installation and product merchandising services; and a 51% interest in both of its sister companies, Mobex of North Florida, Inc. ("Mobex"), a proprietary retail fixture mobilization system manufacturer, and Leasex, LLC ("Leasex"), a company formed to lease Mobex's proprietary equipment.  RPI owns a 70% interest in BDA Resource, LLC, a Florida limited liability company ("BDA"), and RPI, Leasex, Mobex and BDA may be referred to individually and collectively as "Resource Plus".

SGRP's subsidiary, SPAR Marketing Force, Inc. ("SMF"), purchased those equity interests in Resource Plus from Joseph L. Paulk and Richard Justus pursuant to separate Stock Purchase Agreements each dated as of October 13, 2017 (each a "SPA"), which were subject to due diligence and completion of definitive documents.  The base purchase prices under the SPAs for those Resource Plus equity interests were $3,000,000 for Mr. Paulk and $150,000 for Mr. Justus, subject to adjustment and potential bonuses as provided in their respective SPAs.  At the closing on January 9, 2018, Mr. Paulk received the base purchase price in $400,000 cash and a Promissory Note for $2,600,000; and Mr. Justus received the base purchase price in $50,000 cash and a Promissory Note for $100,000.  Those notes were issued by SMF, guarantied by SGRP pursuant to separate Guaranties, and secured by SMF pursuant to separate Securities Pledge and Escrow Agreements to the sellers of the respective acquired equity interests, with each of those documents dated and effective as of January 1, 2018.  Mr. Paulk's note is repayable in installments of $300,000, plus applicable interest, per year on December 31 of each year (commencing in 2018), with the balance due on December 31, 2023; and Mr. Justus's note on December 31 of each such year (commencing in 2018) is repayable in installments of $33,333 per year, plus applicable interest, on December 31 of each year, with the balance of $33,334 due on December 31, 2020.  The Promissory Notes bear interest at 1.85%.  As part of purchase accounting, the Company recorded a fair value adjustment of $400,000 to reflect market interest rates of approximately 5.0%.

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

A summary of preliminary purchase price consideration to be allocated by SGRP in the acquisition of RPI is provided below:

Cash consideration	$456
Notes payable	2,300
Total consideration paid	$2,756

The preliminary estimated assets acquired and liabilities assumed by SGRP are provided below:

Cash and cash equivalents	$1,223
Accounts receivable	2,699
Accounts payable	(255)
Property and equipment	155
Prepaid assets	86
Marketable securities	20
Other assets	50
Accrued expenses	(1,389)
Revolving line of credit	(865)
Other intangible assets	2,720
Residual goodwill	1,335
Estimated fair value of assets acquired	5,779
Non-controlling interest	(3,023)
Consideration paid for acquisition	$2,756

The following table contains unaudited pro forma revenue and net income for SPAR Group, Inc. assuming SPAR Resource Plus closed on January 1, 2017 (in thousands):

	Revenue	Net Loss
Consolidated supplemental pro forma for the three month period ended March 31, 2017	$43,659	$(249)

The pro forma in the table above includes adjustments for, amortization of intangible assets and acquisition costs to reflect results that are more representative of the results of the transactions as if the Resource Plus acquisition closed on January 1, 2017.  This pro forma information utilizes certain estimates, is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred.  In addition, future results may vary significantly from the results reflected in the pro forma information.  The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.  For the three month period ended March 31, 2018, Resource Plus contributed $4.7 million to the Company’s total revenue and reduced net income for the same period by $58,000.

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

11. Summary of Significant Accounting Policies

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

SPAR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited) (continued)

12.	Capital Lease Obligations

The Company has two outstanding capital lease obligations with interest rates as follows. The related capital lease asset balances are detailed below (in thousands):

Start Date:	Interest Rate	Original Cost	Accumulated Amortization	Net Book Value at March 31, 2018
January 2017	5.8%	$76	$31	$45
August 2017	6.4%	$147	$33	$114

Annual future minimum lease payments required under the leases, together with the present value as of March 31, 2018, are as follows (in thousands):

Year Ending December 31,	Amount

2018	$61
2019	82
2020	31
Total	174
Less amount representing interest	13
Present value of net minimum lease payments included in accrued expenses and other current liabilities, and long term debt	$161

13.	Subsequent Events

SAS Termination

On May 7, 2018, the Company gave a termination notice to SAS specifying July 31, 2018, as the end of the Service Term under (and as defined in) SAS Agreement.  Although the Company may bring certain Field Administrators in-house from time to time, the Company is negotiating and anticipates reaching a non-exclusive agreement with an independent third party vendor to provide substantially all of the domestic Field Administrators used by the Company.  The Company expects a smooth and seamless transition to such new vendor and its Field Administrators that will provide the Company with continuity of great execution and be virtually unnoticeable to the Company's clients.

Approval of 2018 Stock Compensation Plan

In connection with the 2018 Annual Meeting, the Board, based (in part) on the recommendation of its Compensation Committee, approved the modification of the proposed SPAR Group, Inc. 2018 Stock Compensation Plan to remove all adjustments for prior plans, continuing awards and share recycling, which the Board determined was within its authority and not materially adverse to the interest of the Corporations existing stockholders.  The SPAR Group, Inc. 2018 Stock Compensation Plan (including the above changes) was approved by the stockholders on May 2, 2018.

The 2018 Plan and information regarding options, stock appreciation rights, restricted stock and restricted stock units granted thereunder are summarized below.  The 2018 Plan is substantially similar to the 2008 Plan except for its one year initial term and resetting the maximum award shares available to 600,000 under the 2018 Plan.  The 2008 Plan terminates upon the adoption of the 2018 Plan (but not later than May 28, 2018), and thereafter no further Awards may be made under the 2008 Plan. Awards granted prior to the end the term of the 2008 Plan shall continue to be governed by the 2008 Plan (which 2008 Plan shall continue in full force and effect for that purpose).

The 2018 Plan has an initial term that ends on May 31, 2019, and no Award may be granted thereafter under this Plan, unless an extension or elimination of such initial term Plan is approved by stockholders of the Corporation if and as required pursuant to the 2018 Plan.  In any event, no Award may be granted under the 2018 Plan on or after the tenth (10th) anniversary of the Effective Date of the 2018 Plan unless an extension of the term of the 2018 Plan is approved by stockholders of the Corporation if and as required pursuant to the 2018 Plan and Applicable Law.  Awards granted prior to the end the term of the 2018 Plan shall continue to be governed by the 2018 Plan (which 2018 Plan shall continue in full force and effect for that purpose).

The 2018 Plan resets and limit the maximum number of shares of Common Stock that may be issued pursuant to Awards made under the plan to 600,000 shares (the "2018 Plan Maximum").

The 2018 Plan will permit the granting of Awards consisting of options to purchase shares of Common Stock ("Options"), stock appreciation rights ("SARs"), restricted stock ("Restricted Stock"), and restricted stock units ("RSUs"). The 2018 Plan permits the granting of both Options that qualify under Section 422 of the United States Internal Revenue Code of 1986 as amended (the "Code") for treatment as incentive stock options ("Incentive Stock Options" or "ISOs") and Options that do not qualify under the Code as Incentive Stock Options ("Nonqualified Stock Options" or "NQSOs"). ISOs may only be granted to employees of the Corporation or its subsidiaries.

The shares of Common Stock that may be issued pursuant to the Options, SARs, Restricted Stock and RSUs under the 2018 Plan are all subject to the 2018 Plan Maximum.

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), and this Quarterly Report has been filed by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward-looking statements" contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2017 (as filed, the "Annual Report"), as filed with the SEC on April 2, 2018, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders held on May 2, 2018 (the "Proxy Statement"), which SGRP filed with the SEC on April 18, 2018, and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

SPAR Group, Inc. and Subsidiaries

GENERAL

The Company is a diversified international merchandising, business technology and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations. The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandise, office supply, value, grocery, drug, independent, convenience, home improvement and electronics stores. The Company also provides furniture and other product assembly services in stores, homes and offices. The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May of 2001. The Company currently does business in 10 countries that encompass approximately 50% of the total world population through its operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

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

Summaries of our business and domestic and international business are set forth below.  Please see Item 1 of the Annual Report for a more detailed description of the Company's Business, and the following parts of the Proxy Statement (which were incorporated by reference into the Annual Report): (i) Security Ownership of Certain Beneficial Owners and Management, (ii) Corporate Governance, (iii) Executive Compensation, Directors and Other Information and (iv) Executive Compensation, Equity Awards and Options.  Please also see, review and give particular attention, to the Risk Factors in Item 1A of the Annual Report (including, without limitation, Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Potential Conflicts in Services Provided by Affiliates, Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Risks of a Nasdaq Delisting and Penny Stock Trading), to Note 8 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, above, and to Note 5 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended March 31, 2018, compared to three months ended March 31, 2017

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2018		2017
	$	%	$	%
Net revenues	$54,579	100.0%	$39,886	100.0%
Cost of revenues	44,849	82.2	31,838	79.8
Gross profit	9,730	17.8	8,048	20.2
Selling, general & administrative expense	8,458	15.5	7,058	17.7
Depreciation & amortization	542	1.0	505	1.3
Operating income	730	1.3	485	1.2
Interest expense, net	199	0.4	(46)	(0.1)
Other (income), net	(72)	(0.1)	(62)	(0.2)
Income before income taxes	603	1.0	593	1.5
Income tax expense	178	0.3	419	1.1
Net income	425	0.7	174	0.4
Net income attributable to non-controlling interest	(301)	(0.6)	(418)	(1.0)
Net income (loss) attributable to SPAR Group, Inc.	$124	0.1%	$(244)	(0.6% )

Net Revenues

Net revenues for the three months ended March 31, 2018, were $54.6 million, compared to $39.9 million for the three months ended March 31, 2017, an increase of $14.7 million or 36.8%. The increase in net revenue is primarily attributable to the acquisition of our Brazil subsidiary, which contributed $3.5 million. In addition, the remainder of our international segment increased $4.1 million, and our domestic segment increased $7.1 million.

Domestic net revenues totaled $18.4 million in the three months ended March 31, 2018, compared to $11.3 million for the same period in 2017, an increase of 62.3%. The increase in domestic net revenues was due to the Resource Plus acquisition, which contributed $4.7 million and increased project work year over year.

International net revenues totaled $36.2 million for the three months ended March 31, 2018, compared to $28.6 million for the same period in 2017, an increase of $7.6 million or 26.8%. The increase in international net revenues was primarily due to the September 2016 acquisition of our Brazilian operation, which added $3.5 million and increase in South Africa of $1.4 million, and China of $800,000.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 82.2% of its net revenues for the three months ended March 31, 2018, and 79.8% of its net revenues for the three months ended March 31, 2017.

Domestic cost of revenues was 76.7% of net revenues for the three months ended March 31, 2018, and 72.1% of net revenues for the three months ended March 31, 2017. The increase in cost of revenues as a percentage of net revenues of 4.6 percentage points was due primarily to continued price pressure and an unfavorable mix of project work compared to the same period last year. For the three months ended March 31, 2018 and 2017, approximately 56% and 84%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SBS, and SAS, respectively. (See Note 5 to the Company's Condensed Consolidated Financial Statements - Related-Party Transactions.)

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 85.0% of net revenues for the three months ended March 31, 2018, compared to 82.9% of net revenues for the three months ended March 31, 2017. The cost of revenue increase of 2.1 percentage points was primarily due to a mix of higher cost margin business in Brazil, China and Mexico.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $8.5 million and $7.1 million for the three months ended March 31, 2018 and 2017, respectively.

Domestic selling, general and administrative expenses totaled $4.2 million and $2.8 million for the three month periods ended March 31, 2018 and 2017, respectively. The increase of approximately $1.4 million was primarily attributable to the Resource Plus acquisition.

International selling, general and administrative expenses totaled $4.3 million for both the three months ended March 31, 2018 and 2017.

Depreciation and Amortization

Depreciation and amortization charges totaled $542,000 for the three months ended March 31, 2018, and $505,000 for the same period in 2017.

Interest Expense (Income)

The Company's net interest expense was $199,000 for the three months ended March 31, 2018, compared to net interest income of $(46,000) for the three months ended March 31, 2017.  The change is due primarily to increased domestic average borrowing and interest rate.

Other Income

Other income totaled $72,000 for the three month period ended March 31, 2018, compared to $62,000 for the same period last year.

Income Taxes

Income tax expense was $178,000 for the three months ended March 31, 2018, compared to $419,000 for the three months ended March 31, 2017.  The change is due primarily to the late 2017 change in the Tax Code effectively lowering the effective tax rates for 2018.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $301,000 and $418,000 for the three months ended March 31, 2018 and 2017, respectively.

Net Income (Loss)

The Company reported net income of $124,000 for the three months ended March 31, 2018, or $0.01 per diluted share, compared to a net loss of $(244,000), or $(0.01) per diluted share, for the corresponding period last year.  The change is due primarily to increase in international operations.

SPAR Group, Inc. and Subsidiaries

Liquidity and Capital Resources

In the three months ended March 31, 2018, the Company had a net income before non-controlling interest of $425,000.

Net cash used in operating activities was $617,000 for the three months ended March 31, 2018, compared to net cash provided of $6.3 million for the three months ended March 31, 2017, respectively.  The net cash used in operating activities during the three months ended March 31, 2018, was primarily due to an increase in accounts receivable partially offset by increases in accrued expenses and other current liabilities.

Net cash provided by investing activities was $280,000 for the three months ended March 31, 2018, compared to net cash used in investing activities of $284,000 for the three months ended March 31, 2017. The net cash provided by investing activities during the three months ended March 31, 2018, was due to cash acquired from the Resource Plus subsidiary, net cash outlays, offset by fixed asset additions, primarily capitalized software.

Net cash provided by financing activities for the three months ended March 31, 2018, was approximately $771,000, compared to $5.3 million used in financing activities for the three months ended March 31, 2017.  Net cash provided by financing activities during the three months ended March 31, 2018, was primarily due to net proceeds from lines of credit, net of a distribution to non-controlling local investors in South Africa.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the three months ended March 31, 2018 of approximately $35,000.

At March 31, 2018, the Company had net working capital of $22.8 million, as compared to net working capital of $14.5 million at December 31, 2017. The Company's current ratio was 1.7 and 1.4 at March 31, 2018, and December 31, 2017, respectively. The increase in net working capital was primarily due to the reclassification of the Company’s domestic debt from short-term to long-term.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of March 31, 2018.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's first quarter of its 2018 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"). The Company's affiliate, SPAR Business Services, Inc. ("SBS"), during 2017 provided approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost the Field Specialists utilized by the Company domestically. SBS is not a subsidiary or in any way under the control of SGRP, SBS is not consolidated in the Company's financial statements, and SGRP does not participate in or control the defense by SBS of any litigation against it. For contractual details and payment amounts, see Note 5 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others. SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in the three month periods ending March 31, 2018 and 2017 (in the amounts of $60,000 and $85,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

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

On November 13, 2017, the Court convened a status conference call with the parties to discuss the impact on the case of the Supreme Court’s pending decision in Epic Systems Corp. v. Lewis, in which the Supreme Court heard arguments in October 2017 and ultimately will decide whether arbitration clauses that include a waiver of a worker’s right to bring or participate in a class action violate the National Labor Relations Act.  On March 12, 2018, the Court denied both defendants’ Motion to Dismiss for failure to state a claim, denied the Motion to Compel Arbitration as to SGRP, denied the Motion to Stay as to SGRP, and allowed the Motion to Stay as to SBS pending the outcome of the Supreme Court’s decision in Epic Systems),  which (depending on the Supreme Court's ruling) could result in all SBS disputes being sent to arbitration. On April 24, 2018, SGRP filed a notice of appeal with the First Circuit of the District Court’s decision.  The Parties have agreed to stay the District Court litigation pending the First Circuit’s decision on SGRP’s appeal.  If SGRP’s appeal is unsuccessful, SGRP could have to go to trial without SBS, which SGRP will vigorously contest against all parties.

SPAR Group, Inc. and Subsidiaries

SBS and SGRP Litigation Generally

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company to the extent reimbursement is approved by the Company in its discretion) could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.  There can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination.  In addition, there can be no assurance that SBS or someone else will not claim, and no assurance that SBS will be able to successfully shield any claim, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS.  Any decrease in SBS's performance (quality or otherwise), any inability by SBS to use its assets without encumbrance or execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 8 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, and Note 5 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services.

Item 1A.     Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2017 Annual Report, which Risk Factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since the 2017 Annual Report.  You should review and give attention to all of those Risk Factors, including (without limitation) Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Potential Conflicts in Services Provided by Affiliates, Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Risks of a Nasdaq Delisting and Penny Stock Trading.

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

Date: May 15, 2018	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer and Secretary