Form 10-Q
period 2018-06-30
SPAR GROUP INC
filed 2018-08-20
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2018.

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

On August 9, 2018, there were 20,650,704 shares of Common Stock outstanding.

SPAR Group, Inc.

Index

PART I:	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited), and December 31, 2017	2

	Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (Unaudited) for the three and six months ended June 30, 2018 and 2017	3

	Condensed Consolidated Statement of Equity (Unaudited) for the six months ended June 30, 2018	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4	Controls and Procedures	34

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	35

Item 1A	Risk Factors	38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3	Defaults Upon Senior Securities	38

Item 4	Mine Safety Disclosures	38

Item 5	Other Information	39

Item 6	Exhibits	39

SIGNATURES		40

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,836	$8,827
Accounts receivable, net	47,546	35,964
Prepaid expenses and other current assets	2,706	2,031
Total current assets	56,088	46,822
Property and equipment, net	2,894	2,712
Goodwill	3,215	1,836
Intangible assets, net	3,599	1,634
Deferred income taxes	2,960	3,055
Other assets	1,733	1,929
Total assets	$70,489	$57,988

Liabilities and equity
Current liabilities:
Accounts payable	$8,621	$7,341
Accrued expenses and other current liabilities	14,615	13,581
Due to affiliates	4,811	3,026
Customer incentives and deposits	687	1,539
Lines of credit and short-term loans	3,581	6,839
Total current liabilities	32,315	32,326
Long-term debt and other liabilities	11,723	107
Total liabilities	44,038	32,433

Commitments and Contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares– None – June 30, 2018, and December 31, 2017	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 20,680,717 – June 30, 2018, and December 31, 2017	207	207
Treasury stock, at cost 30,013 shares – June 30, 2018, and 104,398 shares – December 31, 2017	(33)	(115)
Additional paid-in capital	16,253	16,271
Accumulated other comprehensive loss	(2,065)	(1,690)
Retained earnings	3,325	4,977
Total SPAR Group, Inc. equity	17,687	19,650
Non-controlling interest	8,764	5,905
Total equity	26,451	25,555
Total liabilities and equity	$70,489	$57,988

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net revenues	$59,224	$42,722	$113,803	$82,608
Cost of revenues	48,759	33,765	93,608	65,604
Gross profit	10,465	8,957	20,195	17,004

Selling, general and administrative expense	9,196	7,452	17,654	14,510
Settlement and other charges	1,975	–	1,975	–
Depreciation and amortization	531	534	1,072	1,039
Operating (loss) income	(1,237)	971	(506)	1,455

Interest expense	354	54	553	7
Other (income), net	(232)	(135)	(304)	(197)
(Loss) income before income tax expense	(1,359)	1,052	(755)	1,645

Income tax (benefit) expense	(262)	278	(84)	697
Net (loss) income	(1,097)	774	(671)	948
Net income attributable to non-controlling interest	(666)	(431)	(967)	(849)
Net (loss) income attributable to SPAR Group, Inc.	$(1,763)	$343	$(1,638)	$99

Basic and diluted (loss) income per common share:	$(0.09)	$0.02	$(0.08)	$0.00

Weighted average common shares – basic	20,649	20,647	20,648	20,648

Weighted average common shares – diluted	21,512	21,312	21,554	21,336

Net (loss) income	$(1,097)	$774	$(671)	$948
Other comprehensive (loss) income:
Foreign currency translation adjustments	(650)	578	(680)	742
Comprehensive income (loss)	(1,747)	1,352	(1,351)	1,690
Comprehensive (income) attributable to non-controlling interest	(391)	(689)	(662)	(1,205)
Comprehensive (loss) income attributable to SPAR Group, Inc.	$(2,138)	$663	$(2,013)	$485

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2018	20,681	$207	104	$(115)	$16,271	$(1,690)	$4,977	$5,905	$25,555

Share-based compensation	–	–	–	–	64	–	–	–	64
Exercise of stock options	–	–	(71)	79	(79)	–	–	–	–
Re-issue treasury shares - RSU's	–	–	(3)	3	(3)	–	–	–	–
Distributions to non-controlling investors	–	–	–	–	–	–	–	(463)	(463)
Non-controlling interest related to Resource Plus acquisition	–	–	–	–	–	–	–	2,648	2,648
Other changes	–	–	–	–	–	–	(14)	12	(2)
Other comprehensive income	–	–	–	–	–	(375)	–	(305)	(680)
Net income	–	–	–	–	–	–	(1,638)	967	(671)
Balance at June 30, 2018	20,681	$207	30	$(33)	$16,253	$(2,065)	$3,325	$8,764	$26,451

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net (loss) income	$(671)	$948
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,072	1,039
Bad debt expense, net of recoveries	74	68
Share based compensation	64	130
Changes in operating assets and liabilities:
Accounts receivable	(8,554)	1,062
Prepaid expenses and other assets	(381)	(1,283)
Accounts payable	1,148	156
Accrued expenses, other current liabilities and customer incentives and deposits	(2,352)	1,743
Net cash (used in) provided by operating activities	(9,600)	3,863

Investing activities
Purchases of property and equipment and capitalized software	(951)	(640)
Purchase of Resource Plus subsidiary, net of cash acquired	767	–
Net cash used in investing activities	(184)	(640)

Financing activities
Net (payments) borrowing on lines of credit	8,330	(608)
Proceeds from stock options exercised	–	7
Payments on term debt	–	(289)
Payments on capital lease obligations	(37)	(7)
Purchase of treasury shares	–	(32)
Distribution to non-controlling investors	(463)	(2,101)
Net cash provided by (used in) financing activities	7,830	(3,030)

Effect of foreign exchange rate changes on cash	(1,037)	792
Net change in cash and cash equivalents	(2,991)	985
Cash and cash equivalents at beginning of year	8,827	7,324
Cash and cash equivalents at end of period	$5,836	$8,309

Supplemental disclosure of cash flows information:
Interest paid	$549	$128
Income taxes paid	$202	$198

Supplemental disclosure of non-cash investing and financing activities:
Increase in non-controlling interest attributable to Resource Plus acquisition	$2,648	$–
Deferred purchase price	$2,300	$–
Debt assumed through the Resource Plus acquisition	$865	$–

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

The unaudited, interim condensed consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the second quarter ended June 30, 2018 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2017, has been prepared from the Company's audited consolidated balance sheet as of such date.   In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report  on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2018 (the  "2017 Annual Report"), SGRP's Proxy Statement for its 2018 Annual Meeting of Stockholders as filed with the SEC on April 18, 2018 (the "2018 Proxy Statement"), and SGRP's preliminary Information Statement filed pursuant to Section 14(c) of the Securities Exchange Act of 1934 and Rule 14c-2 thereunder as filed with the SEC on July 30, 2018, as amended by SGRP's first amended preliminary Information Statement expected to be filed with the SEC on or about August 31, 2018 (the "Preliminary Information Statement").  Particular attention should be given to Items 1 and 1A of the 2017 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2018 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS.  The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements. The Company adopted ASU 2014-09 with a date of the initial application of January 1, 2018. As a result, the Company changed its accounting policy for revenue recognition as detailed below.

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

The Company records revenue from contracts with it customers through the execution of Master Service Agreements (MSAs) that are effectuated through individual Statements of Work (SOW) (collectively, "Contracts"). The MSAs generally define the financial, service, and communication obligations between the client and SPAR while the SOWs state the project objective, scope of work, time frame, rate and driver in which SPAR will be paid. Only when the MSA and SOW are combined, can all five revenue standard criteria be met. The Company integrates a series of tasks promised within these Contracts into a bundle of services that represent the combined performance obligation of Merchandising Services. Such Merchandising Services are performed over the duration of the SOW. Most Merchandising Services are performed on a daily, weekly or monthly basis. Revenue from Merchandising Services are recognized as the services are performed based on a rate per driver basis (per hour, store visit or unit stocked). with services delivered as they are consumed.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Company is continuing to evaluate the Tax Act and its requirements, as well as its application to the business and its impact on the effective tax rate.

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

For the first six months of 2018, there were no significant changes to the Company’s provisional estimates of the income tax effects reflected in 2017 for the changes in tax law and tax rate from the enactment of the Tax Act. The impact of tax law changes on the Company’s financial statements could differ from its reasonable estimates due to further analysis of the new law, regulatory guidance, technical corrections, legislation, or guidance under U.S. generally accepted accounting principles. If significant changes occur, the Company will provide updated information in connection with future regulatory filings or the Company will adjust these provisional amounts as further information becomes available and as we refine our calculations.

For the first six months of 2018, the Company’s effective tax rate was favorably impacted by the reduction in the U.S. statutory tax rate due to the enactment of the Tax Act. This favorable impact was partially offset by certain base broadening provisions of the Tax Act. In the first six months of 2018, the Company's effective tax rate was 25%, as compared to 38% in the first six months of 2017.

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely- than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first six months of 2018, the Company did not change its liability for unrecognized tax benefits. As of June 30, 2018, the Company had accrued approximately $3.3 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of June 30, 2018 reflects a increase for $251,000 of these unrecognized tax benefits.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

As of June 30, 2018, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which has provided services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit, assembly and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

3.             Settlement and other charges

During the three month period ended June 30, 2018, the Company recorded approximately $2.0 million of one-time charges relating to the following:

On June 7, 2018, SGRP entered into mediation with the plaintiff's counsel in the SBS Clothier Litigation in order to settle any potential future liability for any possible judgment in that case.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, which is subject to court approval and not likely to become final until several months into 2019 if and when the settlement is approved by the court.  If approved, SGRP will pay a maximum settlement amount of $1.3 million, payable in four equal annual installments that commence 30 days after the settlement becomes final.  The Company believes that it will be approved by the Court and therefore has recorded this charge to its financial statements in this reporting period.  See Note 9 – Commitments and Contingencies – Legal Matters – SBS Clothier Litigation, below.

Since November 2017, SMF has been in negotiations with SBS and SAS for reimbursement and security agreements to document, confirm and secure advances and repayment obligations for Affinity Insurance security deposits, which advances by SMF to SAS and SBS total approximately $675,000.  Although SBS and SAS had orally accepted those agreements in principal, the negotiations have recently broken down over their refusal to allow fully perfected first priority security interests in the Cash Collateral and SAS's policies with and equity interests in Affinity and their demands for post-termination payments and offsets potentially larger than the Cash Collateral.

Given the unwillingness of SBS and SAS to document, confirm and secure those advances and repayment obligations and the resulting material risk of non-payment by them to the Company, the Company has recorded a reserve for the full $675,000 in such receivables in this quarter.  See Note 6 – Related-Party Transactions – Affinity Insurance, below.

4.     Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income attributable to SPAR Group, Inc.	$(1,763)	$343	$(1,638)	$99

Denominator:
Weighted average shares used in basic net income per share calculation	20,649	20,647	20,649	20,648

Weighted average shares used in diluted net income per share calculation	20,649	21,312	20,649	21,336

Basic and diluted net (loss) income per common share	$(0.09)	$0.02	$(0.08)	$0.00

5.     Credit Facilities and Other Debt

PNC Credit Facility:

On January 16, 2018, the Company repaid and replaced its credit facility with a new secured revolving credit facility in the United States and Canada (as amended the "PNC Credit Facility") with PNC Bank, National Association ("PNC").

In order to obtain, document and govern the new PNC Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force ("SMF"), Inc., SPAR Assembly & Installation, Inc., and SPAR Canada Company (each, a "PNC Borrower" and collectively, the "PNC Borrowers"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Group International, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "PNC Guarantor" and collectively, the "PNC Guarantors), entered into a Loan Agreement with PNC dated as of January 16, 2018 (the "PNC Loan Agreement"); the PNC Borrowers issued their $9 million Committed Line Of Credit Note to PNC dated January 16, 2018 (the "Original PNC Note"), which evidences the PNC Borrowers' loans and other obligations to PNC; the PNC Guarantors entered into a Guaranty and Suretyship Agreement with PNC dated as of January 16, 2018 (the "PNC Guaranty"), which guaranties the PNC Borrowers' loans and other obligations to PNC; and the PNC Borrowers and PNC Guarantors (each, a "PNC Loan Party" and collectively, the "PNC Loan Parties") entered into a Security Agreement with PNC dated as of January 16, 2018 (the "PNC Security Agreement"), which secures the obligations of the PNC Loan Parties to PNC with pledges of substantially all of the assets of the PNC Loan Parties (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The PNC Note currently requires the PNC Borrowers to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined therein) per annum, plus (B) two hundred fifty basis points (2.50%). On June 30, 2018, the aggregate interest rate under that formula was 4.592% per annum, and the outstanding balance was $8.4 million.

Revolving loans of up to $9.5 million are available to the Company under the PNC Credit Facility based upon the borrowing base formula defined in the PNC Loan Agreement (principally 85% of "eligible" accounts receivable less certain reserves). As the PNC Credit Facility is currently scheduled to become due on January 16, 2020, and since there are no provisions (other than defaults) requiring the paydown of the loan until such time, the amounts are classified as long-term debt.

On January 16, 2018, the Company drew down an initial advance under the PNC Credit Facility of approximately $7.6 million, which was used to repay the existing credit facility.

The PNC Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the PNC Loan Parties, including, maintaining a minimum Tangible Net Worth of $13.4 million and limits on capital expenditures and other investments.

On June 30, 2018, the PNC Loan Parties were not in compliance with the minimum Tangible Net Worth covenant, however PNC Bank issued a waiver for the reporting period. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that PNC will issue waivers for any future violations.

An amendment to the PNC Credit Facility dated as of July 3, 2018, among other things, increased the maximum principal amount of the Revolving Loans to $9.5 million.

Fifth Third Credit Facility:

On January 9, 2018, the Company completed its acquisition of a 51% interest in its new subsidiaries, Resource Plus, Inc., and related companies (collectively, "Resource Plus"). See Note 11 to the Company's Condensed Consolidated Financial Statements – Purchase of Interests in Subsidiaries – Resource Plus Acquisition, below.  When acquired, Resource Plus was a party to a revolving line of credit facility it secured on May 23, 2016, (the "Fifth Third Credit Facility") from Fifth Third Bank for $3.5 million, which was scheduled to expire on May 23, 2018.  Effective April 11, 2018, the term of the Fifth Third Credit Facility was extended and is currently scheduled to become due on April 23, 2020.  As there are no provisions (other than defaults) requiring the paydown of the loan until April 23, 2020, the amounts are classified as long-term debt.

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of June 30, 2018, the outstanding balance was $965,000. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On June 30, 2018, the aggregate interest rate under that formula was 4.725% per annum.

Other Debt:

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.7 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $593,000 USD (based upon the exchange rate at June 30, 2018). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of June 30, 2018 was $377,000 (Australian) or $280,000 USD and is due on demand.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

On November 29, 2016, SPAR Brazil established a line of credit facility with Itau Bank for 4.0 million Brazilian Real or approximately $1.0 million USD (based upon the exchange rate at June 30, 2018).  The facility provides for borrowing with no formal guarantees.  The agreement is from month to month at the Company's request.  As of June 30, 2018, 4.0 million Brazilian Real or approximately $1.0 million USD was outstanding (based upon the exchange rate at June 30, 2018).

On December 26, 2016, SPAR Brazil secured a line of credit facility with Daycoval Bank for 6.0 million Brazilian Real or approximately $1.3 million USD (based upon the exchange rate at June 30, 2018). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The agreement is from month to month at the Company's request. As of June 30, 2018, 6.0 million Brazilian Real or $1.5 million USD was outstanding (based upon the exchange rate at June 30, 2018).

On May 29, 2018, SPAR Brazil established a line of credit facility with Banco Bradesco for 1.2 million Brazilian Real or approximately $310,000 USD (based upon the exchange rate at June 30, 2018). The facility provides for borrowing with no formal guarantees. The agreement expires on November 29, 2019. The outstanding balance at June 30, 2018, was approximately 189,000 Brazilian Real or approximately $49,000 USD (based upon the exchange rate at June 30, 2018).

On May 25, 2018, SPAR Brazil established a temporary line of credit facility with Banco Safra for 3.0 million Brazilian Real or approximately $774,000 USD (based upon the exchange rate at June 30, 2018). The agreement is from month to month at the Company’s request. The outstanding balance at June 30, 2018, was approximately 1.4 million Brazilian Real or approximately $352,000 USD (based upon the exchange rate at June 30, 2018).

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Bank for 5.0 million Mexican Pesos or approximately $252,000 USD (based upon the exchange rate at June 30, 2018). The revolving line of credit was secured on March 15, 2016, and originally expired March 2018. The facility has been amended to extend the terms to March 2020. The variable interest rate is TIIE (Interbank Interest Rate) +4%, which resulted in an annual interest rate of 11.8% as of June 30, 2018. The outstanding balance at June 30, 2018 was zero.

The Company had scheduled future maturities of loans as of June 30, 2018, approximately as follows (dollars in thousands):

	Interest Rate as of June 30, 2018			2018	2019	2020	2021	2022	2023
USA - PNC Bank		4.592%		$–	$–	$8,391	$–	$–	$–
USA – Fifth Third Bank		4.725%		–	–	965	–	–	–
USA – Resource Plus Seller Notes		1.85%		333	333	334	300	300	1,100
Australia - National Australia Bank		6.3%		280	–	–	–	–	–
Brazil – Various Banks	0.92	–	3.9%	2,968	–	–	–	–	–
Total				$3,581	$333	$9,690	$300	$300	$1,100

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	June 30, 2018	December 31, 2017
Unused Availability:
United States	$3,644	$3,530
Australia	313	731
Mexico	252	254
Brazil	437	1,554
Total Unused Availability	$4,646	$6,069

Management believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability should be manageable and sufficient to support ongoing operations over the next year.  However, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients, and possible litigation expenses could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations. See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies – Legal Matters and SBS and SGRP Litigation Generally, below.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Special Subcommittee engaged Morrison Valuation & Forensic Services, LLC ("Morrison"), to perform a third-party financial evaluation of certain domestic related party relationships and transactions (principally with SAS and SBS of the Company, which included the review of certain financial records of the Company (but not those of its affiliates)) and discussions with management of the Company.  Their task included (among other things) the identification and mapping of and apparent purposes for and benefits from cash flows between the Company and its affiliates.  Morrison identified a number of transactions between the parties, while not material, were inefficient, time consuming and of limited business value to the parties.  They included expense reimbursement for indirect charges for supply purchases, corporate vendor service cost and use of corporate credit cards in the payment of vendor services. These inefficiencies have been and will continue to be addressed by the Company.  The Special Subcommittee also engaged Holland & Knight to provide ongoing legal advice on related party issues, and Paul Hastings to provide ongoing legal advice on independent contractor classification issues (including the SBS Clothier Case).  See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies – Legal Matters – SBS Clothier Litigation, below.

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

The Company executes the services it provides to its domestic clients primarily through field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom have been independent contractors provided by SBS, and administers those services through local, regional, district and other personnel (each a "Field Administrator"), substantially all of whom have been provided by SAS. The Company paid $13.3 million and $12.6 million during the six months ended June 30, 2018 and 2017, respectively, to SBS for its provision as needed of approximately 4,515 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 48% and 81% of the Company's total domestic Field Specialist expense for the six months ended June 30, 2018 and 2017, respectively). The Company paid $2.3 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively, to SAS for its provision of its 59 and 56 full-time regional and district administrators (which amounted to approximately 86% and 90% of the Company's total domestic field administrative service cost for the six months ended June 30, 2018 and 2017). In addition to these field service and administration expenses, SAS also incurs other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses and SBS incurs expenses for processing vendor payments, legal defense and other administrative expenses (but those expenses are only reimbursed by SGRP to the extent approved by the Company as described below). The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of and invoiced to SBS and SAS, was $15.6 million and $14.9 million, for the six months ended June 30, 2018 and 2017, respectively.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

On May 23, 2018, the Company gave a termination notice to SBS specifying on or before August 15, 2018, as the end of the Service Term. The actual termination of services occurred on July 27, 2018.  Even though the Company has paid SBS for all services provided through that date, SBS notified the Company that there may not be sufficient funds in their bank accounts to honor all payments they had made to their Field Specialists.  Based on this notice, the Company withheld approximately $100,000 of final mark-up compensation due SBS and has been making payments, on a daily basis, into the SBS bank account designated for Field Specialist payments to insure all SBS Field Specialists that have provided services to the Company are properly compensated for those services.  The Company believes that, even after the $100,000 is paid in full, there may be an additional $130,000 in Field Specialist payments that the Company believes may not be honored by SBS.  The Company is making plans to ensure that all Field Specialists are properly paid and is exploring its legal options for recovery of all duplicate payments it is making on SBS’s behalf.

The Company has reached a non-exclusive agreement with an independent third-party vendor to provide substantially all of the domestic Field Specialist services used by the Company. The Company experienced a smooth and seamless transition to such new vendor that will provide the Company with continuity of great execution and be virtually unnoticeable to the Company's clients.

The Company believes its net costs for Field Specialists for the six month period ending June 30, 2018 could have been approximately $450,000 less if it had been feasible for the Company to engage those Field Specialists during that period through such new independent third party vendor.

No SBS compensation to any officer, director or other related party has been reimbursed or approved to date by the Company, and no such compensation reimbursements were made or approved under SBS's Prior Agreement. This is not a restriction on SBS since SBS is not controlled by the Company and may pay any compensation to any person that SBS desires out of its own funds. However, SBS has in the past invoiced the Company for certain such compensation payments, but the Company has rejected those invoices as non-reimbursable expenses. Since SBS is a "Subchapter S" corporation, all income from SBS is allocated to its stockholders (see above).

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company for the six months ended June 30, 2018 and 2017 (in the amounts of $104,000 and $179,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company. The Company has advised SBS that, since there is no currently effective comprehensive written services agreement with SBS, the Company will continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company. The Company has not agreed, and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts). However, there can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination, that SBS or someone else will not claim, or that SBS will be able to successfully defend any claim, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS. Furthermore, there can be no assurance that SBS will succeed in defending any such legal challenge, the legal expenses of prolonged litigation and appeals could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described in Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies – Legal Matters, below.  These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

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

On May 7, 2018, the Company gave a termination notice to SAS specifying July 31, 2018, as the end of the Service Term under (and as defined in) SAS Agreement. The Company has reached a non-exclusive agreement with an independent third party vendor to provide substantially all of the domestic Field Administrators used by the Company. The Company experienced a smooth and seamless transition to such new vendor that will provide the Company with continuity of great execution and be virtually unnoticeable to the Company’s clients.

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

Peter W. Brown was appointed as a Director on the SGRP Board as of May 3, 2018, replacing Mr. Robert G. Brown upon his retirement from the Board and Company at that date. He is not considered independent because Peter Brown an affiliate and related party in respect of the Corporation and was proposed by Mr. Robert G. Brown to represent the Brown family interests. He works for and is a stockholder of SAS (see above) and certain of its affiliates, he is the nephew of Mr. Robert G. Brown (a current significant stockholder of SGRP and SGRP's former Chairman and director), he is a director of SPAR BSMT and owns EILLC, which owns 10% interest in the Corporation's Brazilian subsidiary. Peter W. Brown was an official observer at the meetings of SGRP's Board from 2014 through December 2016. Peter W. Brown also is, and since 2013 has been, a director of Affinity Insurance, Ltd (see Affinity Insurance, below).

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

Resource Plus, Inc. ("RPI"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the RPI membership interests and by Mr. Richard Justus through his ownership of the other 49% of the RPI membership interests. (See Note 11 to the Company's Condensed Consolidated Financial Statements – Purchase of Interest in Subsidiaries, below).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

International Related Party Services:

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Brian Mason, Mr. Garry Bristow, and Mr. Adrian Wingfield. Mr. Mason is President and a director and Mr. Bristow is an officer and director of Meridian. Mr. Mason is also an officer and director and 50% shareholder of Merhold Property Trust ("MPT"). Mr. Mason and Mr. Bristow are both officers and directors and both own 50% of Merhold Cape Property Trust ("MCPT"). Mr. Mason, Mr. Bristow and Mr. Wingfield are all officers and own 46.7%, 20% and 33.3%, respectively of Merhold Holding Trust ("MHT") which provides similar services like MPT. MPT owns the building where Meridian is headquartered and also owns 20 vehicles all of which are subleased to Meridian. MCPT provides a fleet of 172 vehicles to Meridian under a 4 year lease program. These leases are provided to Meridian at local market rates included in the summary table below.

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

In August 2016, Mr. Juan F. Medina Domenzain ("JFMD"), partner in SPAR Todopromo, purchased the warehouse that was being leased by SPAR Todopromo.  The lease expires on December 31, 2020.

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

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Services provided by affiliates:
Field merchandiser and other expenses (SBS)	$6,561	$6,835	$13,290	$12,625
Field administration and other expenses (SAS)	1,113	1,055	2,262	2,129
Office and vehicle rental expenses (MPT)	6	3	25	18
Vehicle rental expenses (MCPT)	118	56	457	353
Office and vehicle rental expenses (MHT)	9	8	62	48
Consulting and administrative services (CON)	56	13	115	109
Legal Services (KMSA)	28	24	54	48
Warehousing rental (JFMD)	12	13	24	24

Total services provided by affiliates	$7,903	$8,007	$16,289	$15,354

*  Includes substantially all overhead (in the case of SAS and SBS), or related overhead, plus any applicable markup.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Due to affiliates consists of the following (in thousands):	June 30,	December 31,
	2018	2017
Loans from local investors:(1)
Australia	$237	$250
Mexico	1,001	1,001
Brazil	139	139
China	1,217	719
South Africa	–	24
Resource Plus	731	–
Accrued Expenses due to affiliates:
SBS/SAS	1,486	893
Total due to affiliates	$4,811	$3,026

(1)     Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms and are due on demand and as such have been classified as current liabilities in the Company's condensed consolidated financial statements.

Affinity Insurance:

In addition to the above, through August 1, 2018, SAS purchased insurance coverage from Affinity Insurance, Ltd. ("Affinity") for worker compensation, casualty and property insurance risk for itself, for SBS on behalf of its Field Specialists that require such insurance coverage (all who do not provide their own), and for the Company. SAS owns a minority (less than 1%) of the common stock in Affinity. Based on informal arrangements between the parties, the Affinity insurance premiums for such coverage were ultimately charged (through SAS) for their fair share of the costs of that insurance to SMF, SAS (which then charges the Company) and SBS. Since August 1, 2018, the new independent vendor providing the Company's Field Administrators also is a member of and provided such insurance through Affinity for itself and on behalf of the Field Specialists that require such insurance coverage (if they do not provide their own), and the Company is obtaining its own such insurance through Affinity (in which it is also now a member).

In addition to those required periodic premiums, Affinity also requires payment of cash collateral deposits ("Cash Collateral"), and Cash Collateral amounts are initially determined and from time to time re-determined (upward or downward) by Affinity. From 2013 through August 1, 2018, SAS deposited Cash Collateral with Affinity that now totals approximately $965,000; approximately $379,000 of that Cash Collateral was allocable to SBS and approximately $296,000 of that Cash Collateral was allocable to SMF and the balance of approximately $290,000 was allocated to other affiliates of the Company. The Cash Collateral deposits allocable to SBS have been paid by SAS on behalf of SBS, SAS received advances to make such payments from SBS, and SBS in turn received advances to make such payments from SMF. $675,000 of the Cash Collateral deposits allocable to SAS have been paid with advances to make such payments from SMF. The Cash Collateral deposits allocable to SMF have been paid by SAS on behalf of SMF, and SAS received advances to make such payments from SMF.  At the time those advances by the Company to SAS and SBS were not specifically disclosed by Mr. Robert G. Brown (then SGRP executive Chairman) or Mr. William H. Bartels (SGRP Vice Chairman then and now) to or approved by the Audit Committee or Board (as a related party transaction or otherwise), and at the time Mr. Brown and Mr. Bartels were the sole owners and executives of SAS and SBS.  In addition to funding such Cash Collateral, the Company believes that it has provided (after 1999) all of the funds for all premium payments to and equity investments in Affinity and that the Company may be owed related amounts by SAS, SBS and their affiliates.

Affinity from time to time may (in the case of a downward adjustment in such periodic premiums or the Cash Collateral) make refunds, rebates or other returns of such periodic premiums and Cash Collateral deposits to SAS for the benefit of itself, SBS and SMF (as returned, "Affinity Returns").  The Company believes that SAS is obligated to return to SMF any and all Affinity Returns allocable to SMF in repayment of the corresponding advances from SMF and allocable to SAS in repayment of the corresponding advances from SMF. The Company also believes that SAS is obligated to return to SBS, and SBS is obligated to return to SMF, any and all Affinity Returns allocable to SBS in repayment of the corresponding advances.  The Company believes that SBS and SAS will have limited operations after August 1, 2018, that the litigation and likely resulting financial difficulties facing SBS are significant, and that without adequate security, those circumstances puts such repayments to the Company at a material risk.

Since November 2017, SMF has been in negotiations with SBS and SAS (respectively represented by Robert G. Brown and William H. Bartels, who together own over 59% of SGRP's common stock) for reimbursement and security agreements to document, confirm and secure those advances and repayment obligations, which advances total approximately $675,000. Although SBS and SAS had orally accepted those agreements in principal, the negotiations have recently broken down over their refusal to allow fully perfected first priority security interests in the Cash Collateral and SAS's policies with and equity interests in Affinity and their demands for post-termination payments and offsets potentially larger than the Cash Collateral.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Given the unwillingness of SBS and SAS (respectively represented by Robert G. Brown and William H. Bartels, who together own over 59% of SGRP’s common stock) to document, confirm and secure those advances and repayment obligations and the resulting material risk of non-payment by them to the Company, the Company has recorded a reserve for the full $675,000 in such receivables in this quarter, and the Company is exploring its legal options for recovering the Affinity Returns from SAS and SBS.

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

7.      Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At June 30, 2018, no shares of SGRP Series A Preferred Stock were issued and outstanding.

8.      Stock-Based Compensation and Other Plans

In connection with the 2018 Annual Meeting, the Board, based (in part) on the recommendation of its Compensation Committee, approved the modification of the proposed SPAR Group, Inc. 2018 Stock Compensation Plan (the "2018 Plan") to remove all adjustments for prior plans, continuing awards and share recycling, which the Board determined was within its authority and not materially adverse to the interest of the Corporations existing stockholders. The SPAR Group, Inc. 2018 Stock Compensation Plan (including the above changes) was approved by the stockholders on May 2, 2018.

The 2018 Plan and information regarding options, stock appreciation rights, restricted stock and restricted stock units granted thereunder are summarized below. The 2018 Plan is substantially similar to the 2008 Plan except for its one-year initial term and resetting the maximum award shares available to 600,000 under the 2018 Plan. The 2008 Plan terminated upon the adoption of the 2018 Plan, and thereafter no further Awards may be made under the 2008 Plan. There were approximately 320,750 SGRP shares remaining for grant Awards that were cancelled at that date.

The 2018 Plan has an initial term that ends on May 31, 2019, and no Award may be granted thereafter under this Plan, unless an extension or elimination of such initial term Plan is approved by stockholders of the Corporation if and as required pursuant to the 2018 Plan. In any event, no Award may be granted under the 2018 Plan on or after the tenth (10th) anniversary of the Effective Date of the 2018 Plan unless an extension of the term of the 2018 Plan is approved by stockholders of the Corporation if and as required pursuant to the 2018 Plan and Applicable Law. Awards granted prior to the end of the term of the 2018 Plan shall continue to be governed by the 2018 Plan (which 2018 Plan shall continue in full force and effect for that purpose).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The 2018 Plan resets and limits the maximum number of shares of Common Stock that may be issued pursuant to Awards made under the plan to 600,000 shares (the "2018 Plan Maximum").

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

SGRP has granted restricted stock and stock option awards to its eligible directors, officers and employees and certain employees of its affiliates respecting shares of Common Stock issued by SGRP ("SGRP Shares") pursuant to SGRP's 2008 Stock Compensation Plan (as amended, the "2008 Plan"), which was approved by SGRP's stockholders in May of 2008 and 2009. The 2008 Plan provides for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option, restricted share awards, and performance stock units. At the May 3, 2018 Annual meeting of stockholders, the 2008 Plan was terminated. At that time, the 2018 Plan was approved by SGRP’s stockholders.

As of June 30, 2018, approximately 335,000 shares were available for Award grants under the 2018 Plan. In the second quarter, there were 265,000 options awarded to certain employees of SPAR Group, Inc.

The Company recognized $36,000 and $47,000 in stock-based compensation expense relating to stock option awards during the three month periods ended June 30, 2018 and 2017, respectively. The tax benefit available from stock based compensation expense related to stock option during the three months ended June 30, 2018 and 2017 was approximately $14,000 and $18,000 respectively. The Company recognized $52,000 and $109,000 in stock-based compensation expense relating to stock option awards during the six month periods ended June 30, 2018 and 2017, respectively. The tax benefit available from stock based compensation expense related to stock option during the six months ended June 30, 2018 and 2017 was approximately $30,000 and $41,000 respectively. As of June 30, 2018, total unrecognized stock-based compensation expense related to stock options was $424,000.

During the three months ended June 30, 2018 and 2017, the Company recognized approximately $6,000 and $9,000, respectively of stock based compensation expense related to restricted stock. The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended June 30, 2018 and 2017 was approximately $2,000 and $3,000, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized approximately $12,000 and $21,000, respectively of stock based compensation expense related to restricted stock. The tax benefit available to the Company from stock based compensation expense related to restricted stock during the six months ended June 30, 2018 and 2017 was approximately $5,000 and $8,000, respectively. As of June 30, 2018, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $4,000.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"). The Company's affiliate, SBS, during 2017 provided approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost the Field Specialists utilized by the Company domestically.  SBS is not a subsidiary or in any way under the control of SGRP, SBS is not in the Company's financial statements, and SGRP does not participate in or control the defense by SBS of any litigation against it.  For contractual details and payment amounts, see Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others. SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in the three month periods ending June 30, 2018 and 2017 (in the amounts of $44,000 and $93,000, respectively), and the six month periods ending June 30, 2018 and 2017 (in the amounts of $104,000 and $179,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

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

The court ordered that the case be heard in two phases.  Phase one was limited to the determination of whether members of the class were misclassified as independent contractors.  After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees.  The plaintiffs and SBS have now moved into phase two to determine damages (if any), which has included discovery as to the measure of damages in this case.

The plaintiffs and SBS are still proceeding with the damages phase of the Clothier Case, which trial is currently scheduled for late August of 2018, and with a potential final judgment in the Clothier Case expected by the Company later in 2018 (although it could come sooner).  SBS has advised the Company that SBS could appeal the adverse phase one determination and any damage award once damages have been determined, when an appeal is permitted under the court's rules.  The Company (in its discretion) has determined and advised SBS that it will no longer compensate SBS for any future litigation or appeal expenses regarding this matter, that it will not advance or reimburse the funds to SBS to post a bond to stay execution during such an appeal by SBS.  SBS must post a bond of 1.5 times the damage award in order to stay execution on the judgment during an appeal, and SBS's assets (including those used in providing services to the Company) are subject to legal process (including levy, attachment and sale) if no bond is posted.  Action against SBS's assets could have a material adverse effect on SBS's ability to provide future services needed by the Company as such, the Company has taken actions to terminate the services of SBS effective July 27, 2018 and has engaged an independent third party company to replace those services provided by SBS.

On June 7, 2018, SGRP entered into mediation with the plaintiffs and plaintiff's counsel in the Clothier Case to try to settle any potential future liability for any possible judgment in that case.  SBS and its stockholders declined to participate in that mediation.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, which is subject to court approval and not likely to become final until several months into 2019 if and when the settlement is approved by the court.  If approved, SGRP will pay a maximum settlement amount of $1.3 million, payable in four equal annual installments that commence 30 days after the settlement becomes final, and the Company will be released by plaintiff and the settlement class from all other liability under the Clothier Case.  The Company has recorded the $1.3 million charge during the second quarter of 2018 as part of the settlement.

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

On November 13, 2017, the Court convened a status conference call with the parties to discuss the impact on the case of the Supreme Court’s pending decision in Epic Systems Corp. v. Lewis, in which the Supreme Court heard arguments in October 2017 and ultimately will decide whether arbitration clauses that include a waiver of a worker’s right to bring or participate in a class action violate the National Labor Relations Act. On March 12, 2018, the Court denied both defendants’ Motion to Dismiss for failure to state a claim, denied the Motion to Compel Arbitration as to SGRP, denied the Motion to Stay as to SGRP, and allowed the Motion to Stay as to SBS pending the outcome of the Supreme Court’s decision in Epic Systems), which (depending on the Supreme Court's ruling) could result in all SBS disputes being sent to arbitration. On April 24, 2018, SGRP filed a notice of appeal with the First Circuit of the District Court’s decision. The Parties have agreed to stay the District Court litigation pending the First Circuit’s decision on SGRP’s appeal. Briefing on SGRP’s appeal closed on August 8, 2018 and the appeal hearing is scheduled to be heard by the First Circuit on September 11, 2018. If SGRP’s appeal is unsuccessful, SGRP will vigorously defend itself against all claims.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS and SGRP Litigation Generally

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company to the extent reimbursement is approved by the Company in its discretion) could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business. There can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination. In addition, there can be no assurance that SBS or someone else will not claim, and no assurance that SBS will be able to successfully shield any claim, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS. Any decrease in SBS's performance (quality or otherwise), any inability by SBS to use its assets without encumbrance or execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected. See Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
United States	$21,556	$13,685	$39,925	$25,006
International	37,668	29,037	73,878	57,602
Total revenue	$59,224	$42,722	$113,803	$82,608

Operating (loss) income:
United States	$(1,900)	$292	$(2,219)	$357
International	663	679	1,713	1,098
Total operating (loss) income	$(1,237)	$971	$(506)	$1,455

Interest expense (income):
United States	$48	$52	$62	$102
International	306	2	491	(95)
Total interest expense	$354	$54	$553	$7

Other (income), net:
United States	$(29)	$–	$–	$–
International	(203)	(135)	(304)	(197)
Total other (income), net	$(232)	$(135)	$(304)	$(197)

Income (loss) before income tax expense:
United States	$(1,919)	$240	$(2,281)	$255
International	560	812	1,526	1,390
Total income before income tax expense	$(1,359)	$1,052	$(755)	$1,645

Income tax (benefit) expense:
United States	$(434)	$31	$(446)	$(85)
International	172	247	362	782
Total income tax (benefit) expense	$(262)	$278	$(84)	$697

Net (loss) income :
United States	$(1,485)	$209	$(1,835)	$340
International	388	565	1,164	608
Total net (loss) income	$(1,097)	$774	$(671)	$948

Depreciation and amortization:
United States	$339	$340	$720	$679
International	192	194	352	360
Total depreciation and amortization	$531	$534	$1,072	$1,039

Capital expenditures:
United States	$423	$245	$907	$511
International	40	87	44	181
Total capital expenditures	$463	$332	$951	$692

Note: There were no inter-company sales for the six months ended June 30, 2018 or 2017.

	June 30,	December 31,
	2018	2017
Assets:
United States	$28,842	$17,511
International	41,647	40,477
Total assets	$70,489	$57,988

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	June 30,	December 31,
	2018	2017
Long lived assets:
United States	$10,141	$7,109
International	4,260	4,057
Total long lived assets	$14,401	$11,166

Geographic Data (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
International revenue:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Brazil	$13,046	22.1%	$8,157	19.1%	$26,456	23.3%	$18,100	21.9%
South Africa	7,400	12.5	6,916	16.2	14,844	13.1	12,943	15.7
Mexico	5,236	8.9	5,374	12.6	10,596	9.3	10,062	12.2
China	4,090	6.9	2,120	5.0	6,532	5.8	4,528	5.5
Japan	2,759	4.7	1,835	4.3	5,006	4.4	3,544	4.3
India	2,382	4.0	1,838	4.3	4,806	4.2	3,450	4.2
Canada	1,844	3.1	1,742	4.1	3,778	3.3	3,045	3.7
Australia	851	1.4	996	2.3	1,737	1.5	1,806	2.2
Turkey	60	0.1	59	0.1	123	0.1	124	0.2
Total international revenue	$37,668	63.7%	$29,037	68.0%	$73,878	65.0%	$57,602	69.9%

11. Purchase of Interests in Subsidiaries

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

SGRP's subsidiary, SPAR Marketing Force, Inc. ("SMF"), purchased those equity interests in Resource Plus from Joseph L. Paulk and Richard Justus pursuant to separate Stock Purchase Agreements each dated as of October 13, 2017 (each a "SPA"), which were subject to due diligence and completion of definitive documents. The base purchase prices under the SPAs for those Resource Plus equity interests were $3,000,000 for Mr. Paulk and $150,000 for Mr. Justus, subject to adjustment and potential bonuses as provided in their respective SPAs. At the closing on January 9, 2018, Mr. Paulk received the base purchase price in $400,000 cash and a Promissory Note for $2,600,000; and Mr. Justus received the base purchase price in $50,000 cash and a Promissory Note for $100,000. Those notes were issued by SMF, guaranteed by SGRP pursuant to separate Guaranties, and secured by SMF pursuant to separate Securities Pledge and Escrow Agreements to the sellers of the respective acquired equity interests, with each of those documents dated and effective as of January 1, 2018. Mr. Paulk's note is repayable in installments of $300,000, plus applicable interest, per year on December 31 of each year (commencing in 2018), with the balance due on December 31, 2023; and Mr. Justus's note on December 31 of each such year (commencing in 2018) is repayable in installments of $33,333 per year, plus applicable interest, on December 31 of each year, with the balance of $33,334 due on December 31, 2020.

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

A summary of preliminary purchase price consideration to be allocated by SGRP in the acquisition of RPI is provided below:

Cash consideration	$456
Notes payable	2,300
Total consideration paid	$2,756

The preliminary estimated assets acquired and liabilities assumed by SGRP are provided below:

Cash and cash equivalents	$1,223
Accounts receivable	2,699
Accounts payable	(255)
Property and equipment	155
Prepaid assets	86
Marketable securities	20
Other assets	50
Accrued expenses	(1,389)
Revolving line of credit	(865)
Other intangible assets	2,290
Residual goodwill	1,390
Estimated fair value of assets acquired	5,404
Non-controlling interest	(2,648)
Consideration paid for acquisition	$2,756

The following table contains unaudited pro forma revenue and net income for SPAR Group, Inc. assuming SPAR Resource Plus closed on January 1, 2017 (in thousands):

	Revenue	Net Income
Consolidated supplemental pro forma for the six month period ended June 30, 2017	$92,859	$811

The pro forma in the table above includes adjustments for, amortization of intangible assets and acquisition costs to reflect results that are more representative of the results of the transactions as if the Resource Plus acquisition closed on January 1, 2017. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies. For the six month period ended June 30, 2018, Resource Plus contributed $11.9 million to the Company’s total revenue and increased net income for the same period by $129,000.

12. Summary of Significant Accounting Policies

New Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05, Income Taxes, to clarify the accounting implications of Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides a measurement period that should not extend beyond one year from December 22, 2017, the date of the enactment of the Tax Cuts and Jobs Act, to complete the accounting under Accounting Standards Codification ("ASC") 740, Income Taxes. As of June 30, 2018, we have not adjusted the provisional estimate recorded at December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends existing guidance for reporting comprehensive income to reflect changes resulting from the Tax Cuts and Jobs Act of 2017. The amendment provides the option to reclassify stranded tax effects within accumulated other comprehensive income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recorded. New disclosures will be required upon adoption, including the accounting policy for releasing income tax effects from AOCI, whether reclassification of stranded income tax effects is elected, and information about other income tax effect reclassifications. Although the amendment will become effective for us on January 1, 2019, early adoption is permitted, although we do not plan to early adopt. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.

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

On January 1, 2018, the Company prospectively adopted ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The impact of the adoption did not have an impact on its results of operations, financial position or cash flows.

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

Notes to Consolidated Financial Statements

(unaudited) (continued)

13.     Capital Lease Obligations

The Company has two outstanding capital lease obligations with interest rates as follows. The related capital lease asset balances are detailed below (in thousands):

Start Date:	Interest Rate	Original Cost	Accumulated Amortization	Net Book Value at June 30, 2018
January 2017	5.8%	$76	$31	$40
August 2017	6.4%	$147	$33	$105

Annual future minimum lease payments required under the leases, together with the present value as of June 30, 2018, are as follows (in thousands):

Year Ending December 31,		Amount

2018	(July thru December)	$41
2019		82
2020		31
Total		154
Less amount representing interest		9
Present value of net minimum lease payments included in accrued expenses and other current liabilities, and long term debt		$145

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), and this Quarterly Report has been filed by SGRP with the Securities and Exchange Commission (the "SEC").  There also are "forward-looking statements" contained in SGRP's Annual Report on Form 10-K for its fiscal year ended December 31, 2017 (as filed, the "Annual Report"), as filed with the SEC on April 2, 2018, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders held on May 2, 2018 (the "Proxy Statement"), which SGRP filed with the SEC on April 18, 2018, SGRP's preliminary Information Statement filed pursuant to Section 14(c) of the Securities Exchange Act of 1934 and Rule 14c-2 thereunder as filed with the SEC on July 30, 2018, as amended by SGRP's first amended preliminary Information Statement expected to be filed with the SEC on or about August 31, 2018 (the "Preliminary Information Statement"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

You should carefully review and consider the Company's forward-looking statements (including all risk factors and other cautions and uncertainties) and other information made, contained or noted in or incorporated by reference into this Quarterly Report, the Annual Report, the Proxy Statement and the other applicable SEC Reports, but you should not place undue reliance on any of them. The results, actions, levels of activity, performance, achievements or condition of the Company (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition) and other events and circumstances planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "Expectations"), and our forward-looking statements (including all Risks) and other information reflect the Company's current views about future events and circumstances. Although the Company believes those Expectations and views are reasonable, the results, actions, levels of activity, performance, achievements or condition of the Company or other events and circumstances may differ materially from our Expectations and views, and they cannot be assured or guaranteed by the Company, since they are subject to Risks and other assumptions, changes in circumstances and unpredictable events (many of which are beyond the Company's control). In addition, new Risks arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its Expectations will be achieved in whole or in part, that it has identified all potential Risks, or that it can successfully avoid or mitigate such Risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

Summaries of our business and domestic and international business are set forth below.  Please see Item 1 of the Annual Report for a more detailed description of the Company's Business, and the following parts of the Proxy Statement (which were incorporated by reference into the Annual Report): (i) Security Ownership of Certain Beneficial Owners and Management, (ii) Corporate Governance, (iii) Executive Compensation, Directors and Other Information and (iv) Executive Compensation, Equity Awards and Options.  Please also see, review and give particular attention, to the Risk Factors in Item 1A of the Annual Report (including, without limitation, Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Potential Conflicts in Services Provided by Affiliates, Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Risks of a Nasdaq Delisting and Penny Stock Trading), to Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies – Legal Matters, above, and to Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

Results of Operations

Three months ended June 30, 2018, compared to three months ended June 30, 2017

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2018		2017
	$	%	$	%
Net revenues	$59,224	100.0%	$42,722	100.0%
Cost of revenues	48,759	82.3	33,765	79.0
Gross profit	10,465	17.7	8,957	21.0
Selling, general & administrative expense	9,196	15.5	7,452	17.4
Settlement and other charges	1,975	3.3	–	–
Depreciation & amortization	531	0.9	534	1.2
Operating (loss) income	(1,237)	(2.0)	971	2.4
Interest expense, net	354	0.6	54	0.1
Other (income), net	(232)	(0.4)	(135)	(0.3)
(Loss) income before income taxes	(1,359)	(2.2)	1,052	2.6
Income tax (benefit) expense	(262)	(0.4)	278	0.7
Net (loss) income	(1,097)	(1.8)	774	1.9
Net income attributable to non-controlling interest	(666)	(1.1)	(431)	(1.0)
Net (loss) income attributable to SPAR Group, Inc.	$(1,763)	(2.9)%	$343	0.9%

Net Revenues

Net revenues for the three months ended June 30, 2018, were $59.2 million, compared to $42.7 million for the three months ended June 30, 2017, an increase of $16.5 million or 38.6%.  The increase in net revenue is primarily attributable to the acquisition of our Resource Plus subsidiary, which contributed $7.2 million.  In addition, the international segment increased $8.6 million.

Domestic net revenues totaled $21.6 million in the three months ended June 30, 2018, compared to $13.7 million for the same period in 2017, an increase of $7.9 million or 57.5%.  The increase in domestic net revenues was due to the Resource Plus acquisition, which contributed $7.2 million and increased project work year over year.

International net revenues totaled $37.7 million for the three months ended June 30, 2018, compared to $29.0 million for the same period in 2017, an increase of $8.7 million or 29.7%. The increase in international net revenues was primarily due to our Brazilian operation, which added $4.8 million and increases in China of $2.0 million and Japan of $900,000.

Cost of Revenues

The Company’s cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 82.3% of its net revenues for the three months ended June 30, 2018, and 79.0% of its net revenues for the three months ended June 30, 2017.

Domestic cost of revenues was 77.0% of net revenues for the three months ended June 30, 2018, and 71.7% of net revenues for the three months ended June 30, 2017. The increase in cost of revenues as a percentage of net revenues of 5.3 percentage points was due primarily to continued price pressure and an unfavorable mix of project work compared to the same period last year.  For the three months ended June 30, 2018 and 2017, approximately 46.5% and 80.8%, respectively, of the Company’s domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company’s affiliates, SBS, and SAS, respectively.  (See Note 6 to the Company's Condensed Consolidated Financial Statements – Related-Party Transactions.)

Internationally, the cost of revenues increased to 85.4% of net revenues for the three months ended June 30, 2018, compared to 82.5% of net revenues for the three months ended June 30, 2017. The cost of revenue increase of 2.9 percentage points was primarily due to a mix of higher cost margin business in Brazil, China and Mexico.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $9.2 million and $7.5 million for the three months ended June 30, 2018 and 2017, respectively.

Domestic selling, general and administrative expenses totaled $4.5 million and $3.2 million for the three month periods ended June 30, 2018 and 2017, respectively. The increase of approximately $1.3 million was primarily attributable to the Resource Plus acquisition.

International selling, general and administrative expenses totaled $4.7 million and $4.2 million for the three months ended June 30, 2018 and 2017, respectively.

Settlement and Other Charges

Settlement and other charges includes one-time settlement charges and bad debt reserve for related-party receivables.  (See Note 3 to the Company's Condensed Consolidated Financial Statements – Settlement and Other Charges, above.)

Depreciation and Amortization

Depreciation and amortization charges totaled $531,000 for the three months ended June 30, 2018, and $534,000 for the same period in 2017.

Interest Expense

The Company's net interest expense was $354,000 for the three months ended June 30, 2018, compared to net interest expense of $54,000 for the three months ended June 30, 2017. The change is due primarily to increased average borrowing.

Other Income

Other income totaled $232,000 for the three month period ended June 30, 2018, compared to $135,000 for the same period last year.

Income Taxes

Income tax benefit was $262,000 for the three months ended June 30, 2018, compared to expense of $278,000 for the three months ended June 30, 2017.  The change is due primarily to recognition of settlement and other charges and the late 2017 change in the Tax Code which lowered the effective tax rates for 2018.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $666,000 and $431,000 for the three months ended June 30, 2018 and 2017, respectively.

Net (Loss) Income Attributable to SPAR Group, Inc.

The Company reported net loss of $1.8 million for the three months ended June 30, 2018, or $0.09 per diluted share, compared to a net income of $343,000, or $0.02 per diluted share, for the corresponding period last year.  The change is due primarily to recognition of settlement and other charges.

Six months ended June 30, 2018, compared to six months ended June 30, 2017

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2018		2017
	$	%	$	%
Net revenues	$113,803	100.0%	$82,608	100.0%
Cost of revenues	93,608	82.3	65,604	79.4
Gross profit	20,195	17.7	17,004	20.6
Selling, general & administrative expense	17,654	15.5	14,510	17.6
Settlement and other charges	1,975	1.7	–	–
Depreciation & amortization	1,072	0.9	1,039	1.3
Operating (loss) income	(506)	(0.4)	1,455	1.7
Interest expense, net	553	0.5	7	0.0
Other (income), net	(304)	(0.3)	(197)	(0.2)
(Loss) income before income taxes	(755)	(0.6)	1,645	1.9
Income tax (benefit) expense	(84)	(0.1)	697	0.8
Net (loss) income	(671)	(0.5)	948	1.1
Net income attributable to non-controlling interest	(967)	(0.8)	(849)	(1.0)
Net (loss) income attributable to SPAR Group, Inc.	$(1,638)	(1.3)%	$99	0.1%

Net Revenues

Net revenues for the six months ended June 30, 2018, were $113.8 million, compared to $82.6 million for the six months ended June 30, 2017, an increase of $31.2 million or 37.8%.  The increase in net revenue is primarily attributable to the acquisition of our Resource Plus subsidiary, which contributed $11.9 million.  In addition, the international segment increased $16.3 million, and the remaining domestic segment increased $2.8 million.

Domestic net revenues totaled $39.9 million in the six months ended June 30, 2018, compared to $25.0 million for the same period in 2017, an increase of 59.7%.  The increase in domestic net revenues was due to the Resource Plus acquisition, which contributed $11.9 million and increased project work year over year.

International net revenues totaled $73.9 million for the six months ended June 30, 2018, compared to $57.6 million for the same period in 2017, an increase of $16.3 million or 28.3%. The increase in international net revenues was primarily due to our Brazilian operation, which added $8.4 million and increases in China of $2.0 million, South Africa of $1.9 million, Japan of $1.5 million, and India of $1.4 million.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 82.3% of its net revenues for the six months ended June 30, 2018, and 79.4% of its net revenues for the six months ended June 30, 2017.

Domestic cost of revenues was 76.9% of net revenues for the six months ended June 30, 2018, and 71.9% of net revenues for the six months ended June 30, 2017. The increase in cost of revenues as a percentage of net revenues of 5.0 percentage points was due primarily to continued price pressure and an unfavorable mix of project work compared to the same period last year.  For the six months ended June 30, 2018 and 2017, approximately 50.9% and 82.3%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SBS, and SAS, respectively.  (See Note 6 to the Company's Condensed Consolidated Financial Statements – Related-Party Transactions.)

Internationally, the cost of revenues increased to 85.2% of net revenues for the six months ended June 30, 2018, compared to 82.7% of net revenues for the six months ended June 30, 2017. The cost of revenue increase of 2.5 percentage points was primarily due to a mix of higher cost margin business in Brazil, China and Mexico.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $17.6 million and $14.5 million for the six months ended June 30, 2018 and 2017, respectively.

Domestic selling, general and administrative expenses totaled $8.7 million and $6.0 million for the six month periods ended June 30, 2018 and 2017, respectively. The increase of approximately $2.7 million was primarily attributable to the Resource Plus acquisition.

International selling, general and administrative expenses totaled $8.9 million and $8.5 million for the six months ended June 30, 2018 and 2017, respectively.

Settlement and Other Charges

Settlement and other charges includes one time settlement charges and bad debt reserve for related-party receivables.  (See Note 3 to the Company's Condensed Consolidated Financial Statements – Settlement and Other Charges, above).

Depreciation and Amortization

Depreciation and amortization charges totaled $1.1 million for the six months ended June 30, 2018, and $1.0 million for the same period in 2017.

Interest Expense

The Company's net interest expense was $553,000 for the six months ended June 30, 2018, compared to net interest expense of $7,000 for the six months ended June 30, 2017. The change is due primarily to increased average borrowing.

Other Income

Other income totaled $304,000 for the six month period ended June 30, 2018, compared to $197,000 for the same period last year.

Income Taxes

Income tax benefit was $84,000 for the six months ended June 30, 2018, compared to expense of $697,000 for the six months ended June 30, 2017.  The change is due primarily to recognition of settlement and other charges and the late 2017 change in the Tax Code which lowered the effective tax rates for 2018.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $967,000 and $849,000 for the six months ended June 30, 2018 and 2017, respectively.

Net (Loss) Income Attributable to SPAR Group, Inc.

The Company reported net loss of $1.6 million for the six months ended June 30, 2018, or $0.08 per diluted share, compared to a net income of $99,000, or $0.00 per diluted share, for the corresponding period last year.  The change is due primarily to domestic operations.

Liquidity and Capital Resources

In the six months ended June 30, 2018, the Company had a net loss before non-controlling interest of $671,000.

Net cash used in operating activities was $9,6 million for the six months ended June 30, 2018, compared to net cash provided of $3.9 million for the six months ended June 30, 2017, respectively.  The net cash used in operating activities during the six months ended June 30, 2018, was primarily due to increases in accounts receivable and accrued expenses, and a decrease in other current liabilities.

Net cash used in investing activities was $184,000 for the six months ended June 30, 2018, compared to $640,000 for the six months ended June 30, 2017.

Net cash provided by financing activities for the six months ended June 30, 2018, was approximately $7.8 million, compared to $3.0 million used in financing activities for the six months ended June 30, 2017.  Net cash provided by financing activities during the six months ended June 30, 2018, was primarily due to net proceeds from lines of credit, net of a distribution to non-controlling local investors in South Africa.

The above activity and the impact of foreign exchange rate changes resulted in a decrease in cash and cash equivalents for the six months ended June 30, 2018 of approximately $3.0 million, compared to an increase of $985,000 for the six months ended June 30, 2017.

At June 30, 2018, the Company had net working capital of $23.8 million, as compared to net working capital of $14.5 million at December 31, 2017. The Company's current ratio was 1.7 at June 30, 2018, as compared to 1.4 at  December 31, 2017. The increase in net working capital was primarily due to the reclassification of the Company’s domestic debt from short-term to long-term.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of June 30, 2018.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's second quarter of its 2018 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"). The Company's affiliate, SPAR Business Services, Inc. ("SBS"), during 2017 provided approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost the Field Specialists utilized by the Company domestically.  SBS is not a subsidiary or in any way under the control of SGRP, SBS is not in the Company's financial statements, and SGRP does not participate in or control the defense by SBS of any litigation against it.  For contractual details and payment amounts, see Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others. SBS's expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in the three month periods ending June 30, 2018 and 2017 (in the amounts of $44,000 and $93,000, respectively), and the six month periods ending June 30, 2018 and 2017 (in the amounts of $227,000 and $179,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

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

The court ordered that the case be heard in two phases.  Phase one was limited to the determination of whether members of the class were misclassified as independent contractors.  After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees.  The plaintiffs and SBS have now moved into phase two to determine damages (if any), which has included discovery as to the measure of damages in this case.

The plaintiffs and SBS are still proceeding with the damages phase of the Clothier Case, which trial is currently scheduled for late August of 2018, and with a potential final judgment in the Clothier Case expected by the Company later in 2018 (although it could come sooner).  SBS has advised the Company that SBS could appeal the adverse phase one determination and any damage award once damages have been determined, when an appeal is permitted under the court's rules.  The Company (in its discretion) has determined and advised SBS that it will no longer compensate SBS for any future litigation or appeal expenses regarding this matter, that it will not advance or reimburse the funds to SBS to post a bond to stay execution during such an appeal by SBS.  SBS must post a bond of 1.5 times the damage award in order to stay execution on the judgment during an appeal, and SBS's assets (including those used in providing services to the Company) are subject to legal process (including levy, attachment and sale) if no bond is posted.  Action against SBS's assets could have a material adverse effect on SBS's ability to provide future services needed by the Company as such, the Company has taken actions to terminate the services of SBS effective July 27, 2018 and has engaged an independent third party company to replace those services provided by SBS.

On June 7, 2018, SGRP entered into mediation with the plaintiffs and plaintiff's counsel in the Clothier Case to try to settle any potential future liability for any possible judgment in that case.  SBS and its stockholders declined to participate in that mediation.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, which is subject to court approval and not likely to become final until several months into 2019 if and when the settlement is approved by the court.  If approved, SGRP will pay a maximum settlement amount of $1.3 million, payable in four equal annual installments that commence 30 days after the settlement becomes final, and the Company will be released by plaintiff and the settlement class from all other liability under the Clothier Case.  The Company has recorded this charge to its financial statements in this reporting period.

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

On November 13, 2017, the Court convened a status conference call with the parties to discuss the impact on the case of the Supreme Court’s pending decision in Epic Systems Corp. v. Lewis, in which the Supreme Court heard arguments in October 2017 and ultimately will decide whether arbitration clauses that include a waiver of a worker’s right to bring or participate in a class action violate the National Labor Relations Act. On March 12, 2018, the Court denied both defendants’ Motion to Dismiss for failure to state a claim, denied the Motion to Compel Arbitration as to SGRP, denied the Motion to Stay as to SGRP, and allowed the Motion to Stay as to SBS pending the outcome of the Supreme Court’s decision in Epic Systems), which (depending on the Supreme Court's ruling) could result in all SBS disputes being sent to arbitration. On April 24, 2018, SGRP filed a notice of appeal with the First Circuit of the District Court’s decision. The Parties have agreed to stay the District Court litigation pending the First Circuit’s decision on SGRP’s appeal. Briefing on SGRP’s appeal closed on August 8, 2018 and the appeal hearing is scheduled to be heard by the First Circuit on September 11, 2018. If SGRP’s appeal is unsuccessful, SGRP will vigorously defend itself against all claims.

SBS and SGRP Litigation Generally

Any prolonged continuation of or material increase in the legal defense costs of SBS (and thus the reimbursable expenses SBS may charge to and that may be paid by the Company to the extent reimbursement is approved by the Company in its discretion) could continue to be (and have from time to time been) significant, and prolonged litigation and appeals and any adverse determination in any such challenge could have a material adverse effect on SBS's ability to provide services needed by the Company and the Company's costs of doing business.  There can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination.  In addition, there can be no assurance that SBS or someone else will not claim, and no assurance that SBS will be able to successfully shield any claim, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS.  Any decrease in SBS's performance (quality or otherwise), any inability by SBS to use its assets without encumbrance or execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1	Amended and Restated By-Laws of SPAR Group, Inc. (“SGRP”), effective as of July 5, 2018 (incorporated by reference to SGRP’s Current Report on Form 8-K, as filed with the SEC on July 6, 2018).

10.1	Amended and Restated Change in Control Severance Agreement between Christiaan M. Olivier and SGRP dated as of September 5, 2017 (as filed herewith).

10.2	Executive Officer Severance Agreement between Christiaan M. Olivier and SGRP dated as of September 5, 2017 (as filed herewith).

10.3	First Amendment to Severance Agreements between Steven J. Adolph and SGRP dated as of August 8, 2018 (as filed herewith).

10.4	2018 Stock Compensation Plan of SGRP, effective as of May 2, 2018 (incorporated by reference to Annex A to SGRP’s Definitive Proxy Statement filed with the SEC on April 18, 2018).

10.5	Amended and Restated Change in Control Severance Agreement between James R. Segreto and SGRP dated as of September 5, 2017 (incorporated by reference to SGRP’s Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.6	Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SGRP dated as of September 5, 2017 (incorporated by reference to SGRP’s Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.7	Amended and Restated Change in Control Severance Agreement between Gerard Marrone and SGRP dated as of September 5, 2017 (incorporated by reference to SGRP’s Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.8	Amended and Restated Change in Control Severance Agreement between Steven J. Adolph and SGRP dated as of September 5, 2017 (incorporated by reference to SGRP’s Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.9	Amended and Restated Change in Control Severance Agreement between Lawrence David Swift and SGRP dated as of September 5, 2017 (incorporated by reference to SGRP’s Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.10	Notice of Termination of Service Term to Become Effective August 1, 2018 (incorporated by reference to SGRP’s Current Report on Form 8-K, as filed with the SEC on May 10, 2018).

10.11	Notice of Cessation of Use of SBS Services Anticipated on or before August 15, 2018 (incorporated by reference to SGRP’s Current Report on Form 8-K, as filed with the SEC on May 25, 2018).

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SPAR Group, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2018	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer and Secretary