Form 10-Q
period 2018-09-30
SPAR GROUP INC
filed 2018-11-19
CIK 1004989

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the third quarterly period ended September 30, 2018.

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

On November 14, 2018, there were 20,657,919 shares of Common Stock outstanding.

SPAR Group, Inc.

Index

PART I: FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited), and December 31, 2017	2

	Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income (Unaudited) for the three and nine months ended September 30, 2018 and 2017	3

	Condensed Consolidated Statement of Equity (Unaudited) for the nine months ended September 30, 2018	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4	Controls and Procedures	38

PART II: OTHER INFORMATION

Item 1	Legal Proceedings	39

Item 1A	Risk Factors	45

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3	Defaults Upon Senior Securities	52

Item 4	Mine Safety Disclosures	52

Item 5	Other Information	52

Item 6	Exhibits	52

SIGNATURES		53

PART I:     FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,988	$8,827
Accounts receivable, net	46,783	35,964
Prepaid expenses and other current assets	2,964	2,031
Total current assets	56,735	46,822
Property and equipment, net	2,902	2,712
Goodwill	3,783	1,836
Intangible assets, net	3,449	1,634
Deferred income taxes	2,562	3,055
Other assets	1,736	1,929
Total assets	$71,167	$57,988
Liabilities and equity
Current liabilities:
Accounts payable	$9,542	$7,341
Accrued expenses and other current liabilities	17,778	13,581
Due to affiliates	5,114	3,026
Customer incentives and deposits	499	1,539
Lines of credit and short-term loans	9,635	6,839
Total current liabilities	42,568	32,326
Long-term debt and other liabilities	3,220	107
Total liabilities	45,788	32,433
Commitments and Contingencies – See Note 9
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares– None – September 30, 2018, and December 31, 2017	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 20,680,717 – September 30, 2018, and December 31, 2017	208	207
Treasury stock, at cost 22,798 shares – September 30, 2018, and 104,398 shares – December 31, 2017	(26)	(115)
Additional paid-in capital	16,275	16,271
Accumulated other comprehensive loss	(3,518)	(1,690)
Retained earnings	3,945	4,977
Total SPAR Group, Inc. equity	16,884	19,650
Non-controlling interest	8,495	5,905
Total equity	25,379	25,555
Total liabilities and equity	$71,167	$57,988

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net revenues	$58,388	$48,752	$172,191	$131,361
Cost of revenues	46,546	39,960	140,154	105,563
Gross profit	11,842	8,792	32,037	25,798

Selling, general and administrative expense	8,996	7,477	26,650	21,988
Settlement and other charges	–	–	1,975	–
Depreciation and amortization	522	487	1,595	1,526
Operating income	2,324	828	1,817	2,284

Interest expense	333	110	886	117
Other (income), net	(109)	(78)	(413)	(275)
Income before income tax expense	2,100	796	1,344	2,442

Income tax expense	419	210	335	907
Net income	1,681	586	1,009	1,535
Net income attributable to non-controlling interest	(1,060)	(340)	(2,027)	(1,189)
Net income (loss) attributable to SPAR Group, Inc.	$621	$246	$(1,018)	$346

Basic and diluted income (loss) per common share:	$0.03	$0.01	$(0.05)	$0.02

Weighted average common shares – basic	20,654	20,602	20,650	20,633

Weighted average common shares – diluted	21,320	21,320	20,650	21,331

Net income	$1,681	$586	$1,009	$1,535
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,782)	(61)	(3,462)	681
Comprehensive (loss) income	(1,101)	525	(2,453)	2,216
Comprehensive loss (income) attributable to non-controlling interest	269	(318)	(393)	(1,523)
Comprehensive (loss) income attributable to SPAR Group, Inc.	$(832)	$207	$(2,846)	$693

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2018	20,681	$207	104	$(115)	$16,271	$(1,690)	$4,977	$5,905	$25,555

Share-based compensation	–	–	–	–	139	–	–	–	139
Exercise of stock options	–	1	(75)	79	(132)	–	–	–	(52)
Re-issue treasury shares - RSU's	–	–	(6)	10	(3)	–	–	–	7
Non-controlling interest related to Resource Plus acquisition	–	–	–	–	–	–	–	2,648	2,648
Other changes	–	–	–	–	–	–	(14)	(451)	(465)
Other comprehensive income	–	–	–	–	–	(1,828)	–	(1,634)	(3,462)
Net (loss) income	–	–	–	–	–	–	(1,018)	2,027	1,009
Balance at September 30, 2018	20,681	$208	23	$(26)	$16,275	$(3,518)	$3,945	$8,495	$25,379

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$1,009	$1,535
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,595	1,526
Bad debt expense, net of recoveries	105	93
Share based compensation	139	178
Changes in operating assets and liabilities:
Accounts receivable	(7,850)	(3,250)
Prepaid expenses and other assets	(154)	(583)
Accounts payable	2,094	2,234
Accrued expenses, other current liabilities and customer incentives and deposits	835	4,679
Net cash (used in) provided by operating activities	(2,227)	6,412

Investing activities
Purchases of property and equipment and capitalized software	(1,340)	(1,046)
Purchase of Resource Plus subsidiary, net of cash acquired	767	–
Net cash used in investing activities	(573)	(1,046)

Financing activities
Net (payments) borrowing on lines of credit	4,894	(2,953)
Payments related to stock options exercised	(52)	8
Payments on term debt	–	(543)
Payments on capital lease obligations	(55)	(15)
Purchase of treasury shares	–	(121)
Distribution to non-controlling investors	(463)	(2,101)
Net cash provided by (used in) financing activities	4,324	(5,725)

Effect of foreign exchange rate changes on cash	(3,363)	697
Net change in cash and cash equivalents	(1,839)	338
Cash and cash equivalents at beginning of year	8,827	7,324
Cash and cash equivalents at end of period	$6,988	$7,662

Supplemental disclosure of cash flows information:
Interest paid	$694	$216
Income taxes paid	$259	$247

Supplemental disclosure of non-cash investing and financing activities:
Increase in non-controlling interest attributable to Resource Plus acquisition	$2,648	$–
Deferred purchase price	$2,300	$–
Debt assumed through the Resource Plus acquisition	$865	$–

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.     Basis of Presentation

The unaudited, interim condensed consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the third quarter ended September 30, 2018 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2017, has been prepared from the Company's audited consolidated balance sheet as of such date.   In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report  on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2018 (the  "2017 Annual Report"), SGRP's Proxy Statement for its 2018 Annual Meeting of Stockholders as filed with the SEC on April 18, 2018 (the "2018 Proxy Statement").  Particular attention should be given to Items 1 and 1A of the 2017 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2018 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS.  The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements. The Company adopted ASU 2014-09 with a date of the initial application of January 1, 2018. As a result, the Company changed its accounting policy for revenue recognition as detailed below.

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

For the first nine months of 2018, there were no significant changes to the Company’s provisional estimates of the income tax effects reflected in 2017 for the changes in tax law and tax rate from the enactment of the Tax Act. The impact of tax law changes on the Company’s financial statements could differ from its reasonable estimates due to further analysis of the new law, regulatory guidance, technical corrections, legislation, or guidance under U.S. generally accepted accounting principles. If significant changes occur, the Company will provide updated information in connection with future regulatory filings or the Company will adjust these provisional amounts as further information becomes available and as we refine our calculations.

For the first nine months of 2018, the Company’s effective tax rate was favorably impacted by the reduction in the U.S. statutory tax rate due to the enactment of the Tax Act. This favorable impact was partially offset by certain base broadening provisions of the Tax Act. In the first nine months of 2018, the Company's effective tax rate was 23.8%, as compared to 35.8% in the first nine months of 2017.

Accounting standards require that all tax positions be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely- than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. In the first nine months of 2018, the Company reduced its liability by $9,000. As of September 30, 2018, the Company had accrued approximately $158,000 for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of September 30, 2018 reflects a reduction for $40,000 of these unrecognized tax benefits.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

As of September 30, 2018, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which has provided services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit, assembly and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

3.     Settlement and Other Charges

During the nine month period ended September 30, 2018, the Company recorded approximately $2.0 million of one-time charges relating to the following:

On June 7, 2018, SGRP entered into mediation with the plaintiff's counsel in the SBS Clothier Litigation in order to settle any potential future liability for any possible judgment in that case.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, which is subject to court approval and not likely to become final until several months into 2019 if and when the settlement is approved by the court.  If approved, SGRP will pay a maximum settlement amount of $1.3 million, payable in four equal annual installments that commence 30 days after the settlement becomes final.  The Company believes that it will be approved by the Court and therefore has recorded this charge to its financial statements in the respective reporting period.  See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, below.

Since November 2017, SMF has been in negotiations with SBS and SAS for reimbursement and security agreements to document, confirm and secure advances and repayment obligations for Affinity Insurance security deposits, which advances by SMF to SAS and SBS total approximately $675,000.  Although SBS and SAS had verbally accepted those agreements in principal, the negotiations have ended with their refusal to allow fully perfected first priority security interests in the Cash Collateral and SAS's policies with and equity interests in Affinity and their demands for post-termination payments and offsets potentially larger than the Cash Collateral.

Given the unwillingness of SBS and SAS to document, confirm and secure those advances and repayment obligations and the resulting material risk of non-payment by them to the Company, the Company has recorded a reserve for the full $675,000 in such receivables during the nine month period ended September 30, 2018. See Note 6 – Related-Party Transactions – Affinity Insurance, below.

4.     Earnings Per Share

The following table sets forth the computations of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$621	$246	$(1,018)	$346

Denominator:
Weighted average shares used in basic net income per share calculation	20,654	20,602	20,650	20,633

Weighted average shares used in diluted net income per share calculation	21,320	21,320	20,650	21,331

Basic and diluted net income (loss) per common share	$0.03	$0.01	$(0.05)	$0.02

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

The PNC Note currently requires the PNC Borrowers to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined therein) per annum, plus (B) two hundred fifty basis points (2.50%). On September 30, 2018, the aggregate interest rate under that formula was 4.756% per annum, and the outstanding loan balance was $8.2 million.

Revolving loans of up to $9.5 million are available to the Company under the PNC Credit Facility based upon the borrowing base formula defined in the PNC Loan Agreement (principally 85% of "eligible" accounts receivable less certain reserves) rendering a maximum borrowing amount of $9.1 million as of September 30, 2018.

The PNC Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the PNC Loan Parties, including, maintaining a minimum Tangible Net Worth of $13.4 million and limits on capital expenditures and other investments.

On September 30, 2018, the PNC Loan Parties were not in compliance with the minimum Tangible Net Worth covenant, however PNC Bank issued a waiver for the reporting period. However, there can be no assurances that the Company will not be in violation of certain covenants in the future and should the Company be in violation; there can be no assurances that PNC will issue waivers for any future violations.

Subsequent to September 30, 2018, the Company is currently experiencing an unusually tight cash flow position and PNC has expressed a concern that even though the Company’s current discounted collateral value is in excess of $11.3 million they are not willing to extend the maximum borrowing capacity above the current $9.5 million limit.  PNC has agreed to evaluate on a case by case basis funding its field specialist payments and Company payroll and related taxes until these short-term concerns are resolved by year end.  In the meantime, the Company will be looking to secure a more traditional Asset Based Lending facility to take advantage of its excess collateral and thereby providing support for future growth expectations.  Based on these current conditions the Company has reclassified its PNC credit facility as short-term debt for the period ended September 30, 2018.  The Company believes it has adequate working capital and the ability to obtain alternate financing in order to work through these short term concerns.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of September 30, 2018, the outstanding balance was $682,000. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On September 30, 2018, the aggregate interest rate under that formula was 4.725% per annum.

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

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $578,000 USD (based upon the exchange rate at September 30, 2018).  The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions).  The outstanding balance with National Australia Bank as of September 30, 2018 was $554,000 (Australian) or $400,000 USD and is due on demand.

SPAR Todopromo has obtained a temporary, interest bearing working capital loan from a shareholder for a maximum amount of 4.5 million Mexican Pesos or approximately $241,000 USD (based upon the exchange rate at September 30, 2018) effective September 14, 2018. The effective annual interest rate is 7.75%. The outstanding balance at September 30, 2018 was 3.0 million Mexican Pesos or approximately $161,000 USD.  The loan was paid in full on October 2, 2018 after receiving payment for services rendered in the ordinary course of business.

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Bank for 5.0 million Mexican Pesos or approximately $267,000 USD (based upon the exchange rate at September 30, 2018).  The revolving line of credit was secured on March 15, 2016, and originally expired March 2018.  The facility has been amended to extend the terms to March 2020.  The variable interest rate is TIIE (Interbank Interest Rate) +4%, which resulted in an annual interest rate of 12.11% as of September 30, 2018.  The outstanding balance at September 30, 2018 was 3.2 million Mexican Pesos or approximately $171,000 USD.

On November 29, 2016, SPAR Brazil established a line of credit facility with Itau Bank for 4.0 million Brazilian Real or approximately $987,000 USD (based upon the exchange rate at September 30, 2018). The facility provides for borrowing with no formal guarantees. The agreement is from month to month at the Company's request. As of September 30, 2018, there was no outstanding balance.

On December 26, 2016, SPAR Brazil secured a line of credit facility with Daycoval Bank for 5.0 million Brazilian Real or approximately $1.2 million USD (based upon the exchange rate at September 30, 2018).  The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions).  The agreement is from month to month at the Company's request.  As of September 30, 2018, 2.0 million Brazilian Real or $483,000 USD was outstanding.

On May 29, 2018, SPAR Brazil established a line of credit facility with Banco Bradesco for 1.2 million Brazilian Real or approximately $296,000 USD (based upon the exchange rate at September 30, 2018). The facility provides for borrowing with no formal guarantees. The agreement expires on November 29, 2019. The outstanding balance at September 30, 2018, was approximately 168,000 Brazilian Real or approximately $41,000 USD.

On May 25, 2018, SPAR Brazil established a temporary line of credit facility with Banco Safra for 3.0 million Brazilian Real or approximately $741,000 USD (based upon the exchange rate at September 30, 2018). The agreement was from month to month at the Company’s request. As of September 30, 2018, there was no outstanding balance and the loan was closed.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company had scheduled future maturities of loans as of September 30, 2018, approximately as follows (dollars in thousands):

	Interest Rate as of September 30, 2018			2018	2019	2020	2021	2022	2023
USA - PNC Bank		4.756%		$8,217	$–	$–	$–	$–	$–
USA – Fifth Third Bank		4.725%		–	–	682	–	–	–
USA – Resource Plus Seller Notes		1.85%		333	333	334	300	300	1,100
Australia - National Australia Bank		6.6%		400	–	–	–	–	–
Mexico – Bancomer and shareholder	7.75	–	12.11%	161	–	171	–	–	–
Brazil – Various Banks	11.04	–	14.28%	524	–	–	–	–	–
Total				$9,635	$333	$1,187	$300	$300	$1,100

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	September 30, 2018	December 31, 2017
Unused Availability:
United States	$3,694	$3,530
Australia	178	731
Mexico	177	254
Brazil	1,994	1,554
Total Unused Availability	$6,043	$6,069

Management believes that based upon the continuation of the Company's existing credit facilities, projected results of operations, vendor payment requirements and other financing available to the Company (including amounts due to affiliates), sources of cash availability while extremely tight through the balance of the year, should be manageable and sufficient to support ongoing operations into next year as the Company pursues a more traditional Asset Based Lending facility.  However, delays in collection of receivables due from any of the Company's major clients, or a significant reduction in business from such clients, and possible litigation expenses could have a material adverse effect on the Company's cash resources and its ongoing ability to fund operations. See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies – Legal Matters, below.

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

The Special Subcommittee engaged Morrison Valuation & Forensic Services, LLC ("Morrison"), to perform a third-party financial evaluation of certain domestic related party relationships and transactions (principally with SAS and SBS of the Company, which included the review of certain financial records of the Company (but not those of its affiliates)) and discussions with management of the Company.  Their task included (among other things) the identification and mapping of and apparent purposes for and benefits from cash flows between the Company and its affiliates.  Morrison identified a number of transactions between the parties, while not material, were inefficient, time consuming and of limited business value to the parties.  They included expense reimbursement for indirect charges for supply purchases, corporate vendor service cost and use of corporate credit cards in the payment of vendor services. These inefficiencies have largely resolved themselves since the relationship with SAS and SBS has ended and others have been and will continue to be addressed by the Company.  The Special Subcommittee also engaged Holland & Knight to provide ongoing legal advice on related party issues, and Paul Hastings to provide ongoing legal advice on independent contractor classification issues (including the SBS Clothier Case).  See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies – Legal Matters, below.

The Special Committee also has been involved in the review of the Proposed Amendments to SGRP's By-Laws and the By-Laws Action and 225 Action (see Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, below).

The Company is currently unable to predict the remaining duration and final results of this review by the Special Subcommittee.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Domestic Related Party Services:

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. (" Infotech "), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Infotech is an affiliate because it is owned by Robert G. Brown and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Mr. Brown and Mr. Bartels are the Majority Stockholders (see below) and founders of SGRP, Mr. Brown was Chairman and an officer and director of SGRP through May 3, 3018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP.  Mr. Brown and Mr. Bartels also have been and are stockholders, directors and executive officers of various other affiliates of SGRP.

Through July 27, 2018, the Company executed the services it provides to its domestic clients primarily through field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom had been independent contractors provided by SBS, and administers those services through local, regional, district and other personnel (each a "Field Administrator"), substantially all of whom had been provided by SAS.  The Company paid $15.4 million and $19.6 million during the nine months ended September 30, 2018 and 2017, respectively, to SBS for its provision as needed of approximately 3,900 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 36% and 75% of the Company's total domestic Field Specialist expense for the nine months ended September 30, 2018 and 2017, respectively).  The Company paid $2.7 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively, to SAS for its provision of its 54 and 60 full-time regional and district administrators (which amounted to approximately 68% and 90% of the Company's total domestic field administrative service cost for the nine months ended September 30, 2018 and 2017).  In addition to these field service and administration expenses, SAS also incurred other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, legal and other administrative expenses and SBS incurred expenses for processing vendor payments, legal defense and other administrative expenses (but those expenses were only reimbursed by SGRP to the extent approved by the Company as described below).  The total cost recorded by the Company for the expenses of SBS and SAS in providing their services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of and invoiced to SBS and SAS, was $18.2 million and $22.8 million, for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company and SBS had agreed to an arrangement for a revised Cost Plus Fee equal to 2.96% of the Field Specialists costs and certain other approved reimbursable expenses incurred by SBS in performing services for the Company, subject to certain offsetting credits.  This arrangement went into effect on and had applied since December 1, 2014.  The Company had offered a new agreement to SBS confirming that reimbursable expenses were subject to review and approval by the Company, but SBS had rejected that proposal.

Due to (among other things) the Clothier Determination and the ongoing proceedings against SBS, which could have had a material adverse effect on SBS's ability to provide future services needed by the Company, and the Company's location of an independent third party company who would provide comparable services on substantially better terms, on May 23, 2018, the Company gave a termination notice to SBS specifying on or before August 15, 2018, as the end of the Service Term.  The actual termination of services occurred on July 27, 2018, and the Company has engaged that independent third party company to replace those services formerly provided by SBS.

Even though the Company had paid SBS for all services provided through that date, SBS notified the Company that there may not be sufficient funds in their bank accounts to honor all payments they had made to their Field Specialists.  Based on this notice, the Company withheld approximately $125,000 of final mark-up compensation due SBS and had been making payments, on a daily basis, into the SBS bank account designated for Field Specialist payments to insure all SBS Field Specialists that had provided services to the Company are properly compensated for those services.  The $125,000 has been completely exhausted and the Company was required to fund an additional $11,000 to cover these duplicate Field Specialist payments.  The Company believes that there may be checks for Field Service payments for as much as an additional $120,000 that the Company believes may not be honored by SBS.  The Company has made plans to ensure that all of the current Field Specialists are properly paid and is exploring its legal options for recovery of all duplicate payments it is making on SBS’s behalf.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company has reached a non-exclusive agreement with an independent third-party vendor to provide substantially all of the domestic Field Specialist services used by the Company.  The Company transitioned to such new vendor during July 2018, and such transition was virtually unnoticeable to the Company's clients.

No SBS compensation to any officer, director or other related party had been reimbursed or approved to date by the Company, and no such compensation reimbursements were made or approved under SBS's Prior Agreement.  This is not a restriction on SBS since SBS is not controlled by the Company and may pay any compensation to any person that SBS desires out of its own funds.  However, SBS had in the past invoiced the Company for certain such compensation payments, but the Company had rejected those invoices as non-reimbursable expenses.  Since SBS is a "Subchapter S" corporation, all income from SBS is allocated to its stockholders (see above).

The appropriateness of SBS's treatment of its Field Specialists as independent contractors had been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings had historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company for the nine months ended September 30, 2018 and 2017 (in the amounts of $105,000 and $218,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

On May 15, 2017, the Company advised SBS that, since there was no currently effective comprehensive written services agreement with SBS, the Company would continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company.  SBS has disputed the right of the Company and SGRP's Audit Committee to review and decide the appropriateness of the reimbursement of any of those related party defense and other expense reimbursements.

On June 13, 2018, the Company gave SBS notice that it would no longer reimburse any such expenses as a result of SGRP's separate settlement of the Clothier Case.

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

There can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination.  In addition, SBS may claim that the Company is somehow liable for any such judgment or similar amount imposed against SBS and pursue that claim with litigation, there can be no assurance that someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, and there can be no assurance that the Company will be able to successfully defend any claim.  Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, below.

Current material and potentially material legal proceedings impacting the Company are described in Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies – Legal Matters, below.  These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.  SBS continues to claim that the Company is somehow liable to reimburse SBS for its expenses in those proceedings.

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

On May 7, 2018, the Company gave a termination notice to SAS specifying July 31, 2018, as the end of the Service Term under (and as defined in) SAS Agreement.  The Company has reached a non-exclusive agreement with an independent third party vendor to provide substantially all of the domestic Field Administrators used by the Company.  The Company transitioned to such new vendor during July 2018, and it was virtually unnoticeable to the Company’s clients.

SGRP's Audit Committee has approved the SAS Agreement pursuant to its specific duty and responsibility to review and approve the overall fairness of all material related-party transactions, as more fully provided above in this note.

No SAS compensation to any officer, director or other related party (other than to Mr. Peter W. Brown, a related party as noted below, pursuant to previously approved budgets) had been reimbursed or approved to date by the Company, and no such compensation reimbursements were made or approved under SAS's Prior Agreement. This is not a restriction on SAS since SAS is not controlled by the Company and may pay any compensation to any person that SAS desires out of its own funds. Since SAS is a "Subchapter S" corporation, all income from SAS is allocated to its stockholders (see above).

Although neither SBS nor SAS has provided any services to the Company after their terminations described above,  effective on or before July 31, 2018, they have apparently continued to operate and claim that the Company owes them for all of their post-termination expenses in perpetuity.  For August and September, SBS has invoiced the Company for approximately $105,000, and SAS has invoiced the Company for approximately $42,000.  All such invoices have been rejected by the Company.  The Company has determined that it is not obligated to reimburse any such post-termination expense (other than for potentially reimbursing mutually approved reasonable short term ordinary course transition expenses in previously allowed categories needed by SAS to wind down its business, if any), and that such a payment would be an impermissible gift to a related party under applicable law, which determinations have been supported by SGRP's Audit Committee.  The SBS invoices included legal expenses for its continuing defense in the Clothier Case even though SGRP on June 13, 2018, gave SBS notice that it would no longer reimburse any such expenses as a result of SGRP's separate settlement of the Clothier Case.  The Company expects that SBS and SAS will use every available means to attempt to collect reimbursement in perpetuity from the Company for all of their post-termination expense, including repeated litigation in the event that the SGRP prevails in the By-Laws Action or 225 Action (see Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, below).

Peter W. Brown was appointed as a Director on the SGRP Board as of May 3, 2018, replacing Mr. Robert G. Brown upon his retirement from the Board and Company at that date.  He is not considered independent because Peter Brown an affiliate and related party in respect of SGRP and was proposed by Mr. Robert G. Brown to represent the Brown family interests.  He worked for and is a stockholder of SAS (see above) and certain of its affiliates, he is the nephew of Mr. Robert G. Brown (a current significant stockholder of SGRP and SGRP's former Chairman and director), he is a director of SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT") and owns Earth Investments LLC, ("EILLC"), which owns 10% interest in the SGRP's Brazilian subsidiary.  Peter W. Brown was an official observer at the meetings of SGRP's Board from 2014 through December 2016.  Peter W. Brown also is, and since 2013 has been, a director of Affinity Insurance, Ltd (see Affinity Insurance, below).

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

The Company’s subsidiary in Brazil, SPAR BSMT, has contracted with Ms. Karla Dagues Martins, a Brazilian citizen and resident sister to Mr. Jonathan Dagues Martins, President and a part owner of SPAR BSMT, to handle the labor litigation cases for SPAR BSMT and its subsidiaries.  These legal services are being provided to them at local market rates by Ms. Martins' company, Karla Martins Sociedade de Advogados ("KMSA"). Accordingly, Mr. Jonathan Dagues Martins and Ms. Karla Dagues Martins are each an affiliate and a related party in respect of the Company.

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

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Services provided by affiliates:
Field merchandiser and other expenses (SBS)	$2,063	$6,788	$15,353	$19,593
Field administration and other expenses (SAS)	475	1,044	2,738	3,178
Office and vehicle rental expenses (MPT)	15	30	44	46
Vehicle rental expenses (MCPT)	292	579	839	870
Office and vehicle rental expenses (MHT)	53	85	142	126
Consulting and administrative services (CON)	49	61	160	181
Legal Services (KMSA)	40	31	93	79
Warehousing rental (JFMD)	13	13	37	38

Total services provided by affiliates	$3,000	$8,631	$19,406	$24,111

* Includes substantially all overhead (in the case of SAS and SBS), or related overhead, plus any applicable markup.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Due to affiliates consists of the following (in thousands):	September 30,	December 31,
	2018	2017
Loans from local investors:(1)
Australia	$231	$250
Mexico	1,001	1,001
Brazil	139	139
China	2,941	719
South Africa	16	24
Resource Plus	731	–
Accrued Expenses due to affiliates:
SBS/SAS	55	893
Total due to affiliates	$5,114	$3,026

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

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

Given the unwillingness of SBS and SAS (respectively represented by Robert G. Brown and William H. Bartels, who together own over 59% of SGRP’s common stock) to document, confirm and secure those advances and repayment obligations and the resulting material risk of non-payment by them to the Company, the Company has recorded a reserve for the full $675,000 in such receivables in the nine months ended September 30, 2018, and the Company is exploring its legal options for recovering the Affinity Returns from SAS and SBS.  See Note 3 to the Company's Condensed Consolidated Financial Statements – Settlement and Other Charges, above.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

7.      Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At September 30, 2018, no shares of SGRP Series A Preferred Stock were issued and outstanding.

8.      Stock-Based Compensation and Other Plans

In connection with the 2018 Annual Meeting, the Board, based (in part) on the recommendation of its Compensation Committee, approved the modification of the proposed SPAR Group, Inc. 2018 Stock Compensation Plan (the "2018 Plan") to remove all adjustments for prior plans, continuing awards and share recycling, which the Board determined was within its authority and not materially adverse to the interest of SGRP's existing stockholders.  The SPAR Group, Inc. 2018 Stock Compensation Plan (including the above changes) was approved by the stockholders on May 2, 2018.

The 2018 Plan and information regarding options, stock appreciation rights, restricted stock and restricted stock units granted thereunder are summarized below.  The 2018 Plan is substantially similar to the 2008 Plan except for its one-year initial term and resetting the maximum award shares available to 600,000 under the 2018 Plan.  The 2008 Plan terminated upon the adoption of the 2018 Plan, and thereafter no further Awards may be made under the 2008 Plan.  There were approximately 345,750 SGRP shares remaining for grant Awards that were cancelled at that date.

The 2018 Plan has an initial term that ends on May 31, 2019, and no Award may be granted thereafter under this Plan, unless an extension or elimination of such initial term Plan is approved by stockholders of SGRP if and as required pursuant to the 2018 Plan.  In any event, no Award may be granted under the 2018 Plan on or after the tenth (10th) anniversary of the Effective Date of the 2018 Plan unless an extension of the term of the 2018 Plan is approved by stockholders of SGRP if and as required pursuant to the 2018 Plan and Applicable Law.  Awards granted prior to the end of the term of the 2018 Plan shall continue to be governed by the 2018 Plan (which 2018 Plan shall continue in full force and effect for that purpose).

The 2018 Plan resets and limits the maximum number of shares of Common Stock that may be issued pursuant to Awards made under the plan to 600,000 shares (the "2018 Plan Maximum").

The 2018 Plan will permit the granting of Awards consisting of options to purchase shares of Common Stock ("Options"), stock appreciation rights ("SARs"), restricted stock ("Restricted Stock"), and restricted stock units  ("RSUs"). The 2018 Plan permits the granting of both Options that qualify under Section 422 of the United States Internal Revenue Code of 1986 as amended (the "Code") for treatment as incentive stock options ("Incentive Stock Options" or "ISOs") and Options that do not qualify under the Code as Incentive Stock Options ("Nonqualified Stock Options" or "NQSOs"). ISOs may only be granted to employees of SGRP or its subsidiaries.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

As of September 30, 2018, approximately 335,000 shares were available for Award grants under the 2018 Plan. In the third quarter, there were no options awarded.

The Company recognized $49,000 and $37,000 in stock-based compensation expense relating to stock option awards during the three month periods ended September 30, 2018 and 2017, respectively. The tax benefit available from stock based compensation expense related to stock option during the three months ended September 30, 2018 and 2017 was approximately $19,000 and $14,000 respectively. The Company recognized $139,000 and $146,000 in stock-based compensation expense relating to stock option awards during the nine month periods ended September 30, 2018 and 2017, respectively. The tax benefit available from stock based compensation expense related to stock option during the nine months ended September 30, 2018 and 2017 was approximately $53,000 and $55,000 respectively. As of September 30, 2018, total unrecognized stock-based compensation expense related to stock options was $496,000.

During the three months ended September 30, 2018 and 2017, the Company recognized approximately $5,000 and $11,000, respectively of stock based compensation expense related to restricted stock. The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended September 30, 2018 and 2017 was approximately $2,000 and $4,000, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized approximately $32,000, each period of stock based compensation expense related to restricted stock. The tax benefit available to the Company from stock based compensation expense related to restricted stock during the nine months ended September 30, 2018 and 2017 was approximately $12,000, respectively. As of September 30, 2018, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $9,000.

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

Stockholder By-Laws Litigation

On September 4, 2018, SPAR Group, Inc. ("SGRP" or the "Registrant") filed in the Court of Chancery of the State of Delaware (the "Court") a claim, C.A. No. 2018-0650 (the "By-Laws Action"), in a Verified By-Laws Complaint Seeking Declaratory Judgment and Injunctive Relief (the "Original By-Laws Complaint") against Robert G. Brown, a substantial stockholder of SGRP and former Executive Chairman and director of SGRP, and William H. Bartels, a substantial stockholder of SGRP and current Vice Chairman and director and officer of SGRP (together with Robert G. Brown, the "Majority Stockholders" or "Defendants"). On September 21, 2018, SGRP supplemented and amended its Original By-Laws Complaint in the By-Laws Action in a Verified Amended By-Laws Complaint filed with the Court (the "Amended By-Laws Complaint").

The By-Laws Action was commenced in response to the Written Consents from the Majority Stockholders received by SGRP on August 6, 2018, and September 18, 2018 (collectively, the "By-Laws Consent"), in which the Majority Stockholders attempted to change SGRP's By-Laws in order to (among other things) weaken the independence of the Board through new supermajority requirements and stockholder only approvals and eliminate the Board's independent majority requirement (the "Proposed Amendments"), all in order to further benefit themselves. The Proposed Amendments were prepared by the Majority Stockholders and their own counsel and were not submitted to, discussed with, or considered or approved, and have not been supported or endorsed, by the Board or its Governance Committee.

SGRP has requested in the Original By-Laws Complaint that the Delaware Chancery Court provide SGRP with: (1) declaratory relief in the form of an order confirming that the bylaw amendments proposed by the Majority Stockholders (as set forth in the By-Laws Consent and each of the Majority Stockholders' amendments to their respective Schedule 13Ds, each filed with the Securities and Exchange Commission on August 6, 2018) (the "Proposed Amendments") are invalid under Delaware law and (2) preliminary injunctive relief enjoining the Majority Stockholders from attempting during the pendency of the By-Laws Action to (a) enact the Proposed Amendments, (b) remove or attempt to remove any independent director of SGRP, (c) further weaken the independence of SGRP's Board of Directors (the "Board") or (d) circumvent or interfere with the duties of the Audit Committee of the Board.

SGRP is pursuing the By-Laws Action against the Majority Stockholders because the Board's Governance Committee believes that the Proposed Amendments will negatively impact all stockholders (particularly minority stockholders), among other things:

●

weaken the independence of the Board through new supermajority requirements (because two of SGRP's non-independent directors can block the Board's actions and thus potentially reduce the representation of SGRP's minority stockholders);

●	eliminate the Board's independent majority requirement (also potentially reducing the representation of SGRP's minority stockholders);

●

eliminate the Board's ability to change the size of the Board and require that any proposed change in the Board's size be approved by the holders of a majority of the outstanding common stock of SGRP (the "Common Stock") (i.e., the Majority Stockholders), and thus also potentially reducing the representation of SGRP's minority stockholders;

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

●

subject various functions of the Board respecting vacancies on the Board to the prior approval of the holders of a majority of the Common Stock (i.e., the Majority Stockholders), and thus also potentially reducing the representation of SGRP's minority stockholders; and

●	permit submissions of stockholder proposals to be timely if received by SGRP no later than 60 days (changed from approximately six months) prior to SGRP's annual meeting of stockholders.

As outlined in Original By-Laws Complaint as amended and supplemented by the Amended By-Laws Complaint (collectively, the "By-Laws Complaint") SGRP is also pursuing the By-Laws Action against the Majority Stockholders because SGRP believes that the Proposed Amendments are part of a conspiracy to attempt to entrench the Majority Stockholders' control over SGRP and the Board, all so that they can improperly divert SGRP resources to the Majority Stockholders for their personal benefit through (among other things) (a) invalid reimbursement demands under terminated contracts, (b) efforts to shift the costs of defending the Majority Stockholders' labor practices in managing their own companies onto SGRP through invalid reimbursement and indemnification claims, (c) an exorbitant "retirement" package sought in different forms by Brown, (d) permanent evasion of the return of $675,000 of Cash Collateral advanced by SGRP for insurance, and (e) reimbursement of unauthorized expenses related to SGRP's acquisition of its Brazilian affiliate now claimed to total approximately $190,000 (see Related Party Litigation, below).

As noted in the By-Laws Complaint, the changes in SGRP's By-Laws sought to be made by the Defendants in their Proposed Amendments also would effectively block the declared determination and intention of the Board to increase the Board size to nine and add two new independent directors to maintain majority independence for the Board, as a result of earlier Director Consent (see Board Seating Litigation, below) by the Majority Stockholders seeking to remove Lorrence Kellar as an independent director from the Board and its Committees and add Jeffery Mayer as a non-independent director to the Board (as reported in SGRP's Current Report on Form 8-K as filed by SGRP with the SEC on July 6, 2018).  As a result of the Majority Stockholders' proposed actions, the Board would lack a majority of independent directors and may face compliance issues with Nasdaq.  In fact, Nasdaq has already contacted SGRP to confirm that Jeffery Mayer had not yet been seated and that SGRP's Board continued and would continue to have a majority of independent directors.

In addition to seeking invalidation of the Proposed Amendments in the By-Laws Complaint, SGRP also is seeking injunctive relief from the Court to block further actions and attempts by the Majority Stockholders to (among other things):

(a)	make changes to the July 5, 2018, By-Laws (i.e., those in effect prior to the Proposed Amendments) or any Committee Charter (which are part of the By-Laws under its terms),

(b)	remove any independent director(s),

(c)	weaken or attempt to weaken the independence of SGRP's Board or any of its Committees,

(d)

circumvent or interfere with the duties of SGRP's Audit Committee regarding related-party matters or SGRP's Board and Governance Committee regarding director selections, qualifications or nominations, board size, vacancies, Committee assignments and independent director majorities,

(e)	approve or implement any related party transactions or related party payments not approved by a majority of the independent directors sitting on the Audit Committee,

(f)	require or limit the use of particular vendors or personnel or setting standards having such an effect, or

(g)	interfere with the business or operations of SGRP and its subsidiaries or the Board's management of the Company.

Preliminary discovery has begun in By-Laws Action and the 225 Action (see Board Seating Litigation, below) and the joint trial for both actions is scheduled to begin on December 11, although SGRP is currently seeking to postpone those actions until early 2019 in order to (among other things) permit adequate time for discovery.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The foregoing description of the By-Laws Action and Proposed Amendments is qualified in its entirety by reference to the By-Laws Consent of Stockholders dated August 6, 2018 (without its exhibits), and the Original By-Laws Complaint (without its exhibits), each incorporated herein by reference from SGRP's Current Report on Form 8-K as filed by SGRP with the SEC on September 10, 2018, and the Amended By-Laws Complaint (without its exhibits and font size reduced), incorporated herein by reference from SGRP's Current Report on Form 8-K as filed by SGRP with the SEC on September 28, 2018.

Board Seating Litigation

On June 29, 2018, and July 5, 2018, SGRP received  Written Consents (collectively, the "Director Consent") in lieu of a meeting of stockholders from Robert G. Brown and William H. Bartels, the holders of a combined 59% of the issued and outstanding shares of Common Stock (together, the "Majority Stockholders").  The Director Consent adopted resolutions which unilaterally approved the selection, appointment and election of Mr. Jeffrey Mayer as a director of SGRP, effective immediately after all of the notices, filings and other conditions under applicable law have been satisfied, which must occur at least (and likely will occur approximately) twenty calendar days following SGRP's delivery of this Information Statement to its stockholders (the "Effective Time").

Mr. Mayer was not nominated or appointed by the Board or its Governance Committee.  Mr. Mayer had no support in the Governance Committee, and he was never reported out by it to the Board for consideration. Of all of the Board members, only Mr. Bartels (and Robert G. Brown before his retirement as a director in May 2018) argued for his consideration.

The Majority Stockholders (i.e., Mr. Brown and Mr. Bartels) had asked the Governance Committee to consider Mr. Mayer as a potential Board candidate in order to add unspecified legal expertise to the Board. The Governance Committee did so, and after extensive deliberation, the Governance Committee determined that Mr. Mayer had limited legal experience in unrelated areas that is far from recent, does not satisfy any of the SGRP nomination standards for a director, is not the right candidate to serve on the SGRP Board, and, if unilaterally appointed to the Board by the unilateral action of Majority Stockholders, will not be considered an independent director.

The Governance Committee reported to the Board and the Majority Stockholders that Mr. Mayer would not be nominated or recommended to the Board by the Governance Committee, but the Governance Committee would consider other suitable candidates with relevant legal expertise. The Majority Stockholders insisted on Mr. Mayer and thereafter filed the 13D Amendments and executed the Consent to unilaterally appoint Mr. Mayer to the Board.

Mr. Mayer will not be named a member of any of the committees of the Board because he will not be an independent director (as required by all of SGRP's Committee Charters).

In addition, as noted in the By-Laws Complaint (see Stockholder By-Laws Litigation, above), the changes in SGRP's By-Laws sought to be made by the Defendants in their Proposed Amendments stopped the process for seating Mr. Jeffery Mayer as a director. When the Majority Stockholders took action by less than unanimous consent (as was the case with Mr. Mayer), Delaware law requires notice to all stockholders and the SEC requires such notice to be in the form of an information statement containing extensive governance information substantially the same as for a proxy statement (collectively, the "Consent Notice Rules").  SGRP filed such a preliminary information statement (the "Preliminary Information Statement") on July 31, 2018, respecting the Mayer By-Laws Consents with included the required corporate governance disclosures. On advice of counsel, the Governance Committee determined that the Proposed Amendments disputed by SGRP would have made material changes in SGRP's corporate governance and rendered inaccurate the required corporate governance disclosures in the Preliminary Information Statement, and consequently, the Preliminary Information Statement filed could not become definitive nor could it be mailed to all stockholders.

On September 20, 2018, SGRP received a Summons pursuant to 8 Del. C. §225(a) from Robert G Brown ("RGB"), one of the Majority Stockholders, as plaintiff commencing a case (C.A. No. 2018-00687-TMR) (the "225 Action") in the Court of Chancery of the State of Delaware (the "Court") against Christiaan Olivier, Chief Executive Officer, President and a Director of SGRP, and all four of the members of the Governance Committee, namely Lorrence Kellar, Chairman, and Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (collectively, the "225 Defendants").  The 225 Action seeks to forcibly and immediately remove Mr. Kellar from and add Mr. Mayer to the Board without resolution of the Proposed Amendments and without compliance with the Consent Notice Rules, which if successful would result in a violation of SEC rules.  SGRP's Audit Committee has determined that the 225 Defendants were acting in good faith to comply with the Consent Notice Rules and protect the interests of SGRP and all stockholders and should be indemnified and defended respecting the 225 Action against them by RGB, and SGRP will vigorously contest that action.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Preliminary discovery has begun in By-Laws Action (see Stockholder By-Laws Litigation, above) and the 225 Action  and the joint trial for both actions is scheduled to begin on December 11, although SGRP is currently seeking to postpone those actions until early 2019 in order to (among other things) permit adequate time for discovery.

Related Party Litigation

On September 18, 2018, SGRP received a Summons from SPAR Infotech, Inc. ("Infotech"), an affiliate of SGRP owned principally by Robert G Brown (one of the Majority Stockholders, a defendant in the By-Laws Action, and the plaintiff in the 225 Action) as plaintiff commencing a case (Index No.: 64452/2018) against SGRP (the "Infotech Action") in the Supreme Court of the State of the State of New York, Westchester County (the "NY Court").  The Infotech Action seeks payment from SGRP of $190,000 for alleged lost tax benefits and other expenses it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and previously denied by both management and SGRP's Audit Committee, who had jurisdiction because Infotech is a related party.

In 2016, SGRP acquired SPAR Brasil Servicos de Merchandising e Tecnologia S.A. ("SPAR BSMT"), its Brazilian subsidiary, with the assistance of Robert G Brown (who retired as Chairman and an officer and director on May 3, 2018) and his nephew, Peter W. Brown (who became a director on May 3, 2018).  Mr. Brown used his private company, SPAR Infotech, Inc. ("Infotech"), and undisclosed Irish companies to structure the acquisition for Infotech.

Mr. Brown also ran his alleged expenses associated with the transaction through Infotech, including large salary allocations for unauthorized personnel and claims for his "lost" "tax breaks."  One of those unauthorized personnel had (in her severance agreement with SGRP) agreed to never directly or indirectly perform any services for SGRP or any services that could be directly or indirectly billed to SGRP, which restriction was fully disclosed to and known by Mr. Brown and therefore Infotech.  Mr. Brown submitted his unauthorized and unsubstantiated "expenses" to SGRP, and SGRP's Audit Committee allowed approximately $50,000 of them and disallowed approximately $150,000 of them.  Mr. Brown has repeatedly sought payment of the disallowed expenses, and on August 4, 2018, counsel for Infotech (also counsel for SBS and Brown) sent SGRP a draft complaint for a proposed action by Infotech against SGRP in Westchester County, NY, seeking to obtain the disallowed expenses.

On September 18, 2018, Infotech commenced the Infotech Action seeking to obtain those previously disallowed unauthorized expenses now totaling approximately $190,000 to circumvent the adverse determination and objection of SGRP's Audit Committee (whole approval is required by applicable law for such a related party payment).

SGRP will vigorously contest that action.

SBS Field Specialist Litigation

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"). The Company's affiliate, SBS, during 2017 provided approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost the Field Specialists utilized by the Company domestically, and continued to provide such services through July 27, 2018 (when the termination of its services took effect).  SBS is not a subsidiary or in any way under the control of SGRP, SBS is not in the Company's financial statements, and SGRP does not participate in or control the defense by SBS of any litigation against it.  The Company terminated its relationship with SBS and received no services from SBS after July 27, 2018.  For affiliation, termination, contractual details and payment amounts, see Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

On May 15, 2017, the Company advised SBS that, since there was no currently effective comprehensive written services agreement with SBS, the Company would continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company.  See Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.  SBS has disputed the right of the Company and SGRP's Audit Committee to review and decide the appropriateness of the reimbursement of any of those related party defense and other expense reimbursements.  As provided in SBS's Prior Agreement, the Company is not obligated or liable, and the Company has not otherwise agreed and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts).

There can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination.  In addition, SBS may claim that the Company is somehow liable for any such judgment or similar amount imposed against SBS and pursue that claim with litigation, there can be no assurance that someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, and there can be no assurance that the Company will be able to successfully defend any claim..  Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, above.

As the Company had utilized the services of SBS to support its in-store merchandising needs in California and SBS' independent contractor classifications had been invalidated in the Clothier Determination (see below), management of the Company determined, with the support of SGRP's Audit Committee and Board of Directors, and began in May of 2018 to shift to an all employee servicing model for its Field Specialists to support the performance of its services in California for clients in this critical market and nationally for certain domestic clients that are requiring the Company to use employees as its Field Specialists.  As previously noted, management currently estimates that the potential incremental annual cost of this change in California from independent contractors to Company employees could be substantial.

Due to (among other things) the Clothier Determination and the ongoing proceedings against SBS, which could have had a material adverse effect on SBS's ability to provide future services needed by the Company, and the Company's location of an independent third party company who would provide comparable services on substantially better terms, the Company terminate the services of SBS effective July 27, 2018, and the Company has engaged that independent third party company to replace those services formerly provided by SBS.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below.  SBS continues to claim that the Company is somehow liable to reimburse SBS for its expenses in those proceedings.  These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" with SBS (prepared solely by SBS) acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California (the "Clothier Case"), in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified as independent contractors at any time between July 16, 2008, and June 30, 2014.  Ms. Clothier alleged that she and other class members were misclassified as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of various California minimum wage and overtime laws.  The Company was originally a defendant in the Clothier Case but was subsequently dismissed from the action without prejudice.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The court ordered that the case be heard in two phases.  Phase one was limited to the determination of whether members of the class were misclassified as independent contractors.  After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees (the "Clothier Determination").  The plaintiffs and SBS have now moved into phase two to determine damages (if any), which has included discovery as to the measure of damages in this case.

Facing significant potential damages in the Clothier Case, SGRP chose, and on June 7, 2018, entered into mediation with the plaintiffs and plaintiff's counsel in the Clothier Case to try to settle any potential future liability for any possible judgment against SGRP in that case.  SBS and its stockholders refused to participate in that mediation unless SGRP bore the full cost of any settlement and Brown was given a leading role in the mediation.  SGRP disagreed, insisting on the Majority Stockholders’ and SBS’s economic participation.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, which is subject to court approval and not likely to become final until several months into 2019 if and when the settlement is approved by the court.  If approved, SGRP will pay a maximum settlement amount of $1.3 million, payable in four equal annual installments that commence 30 days after the settlement becomes final, and the Company will be released by plaintiff and the settlement class from all other liability under the Clothier Case.  The Company has recorded the $1.3 million charge during the second quarter of 2018 as part of the settlement.

The plaintiffs and SBS are still proceeding with the damages phase of the Clothier Case, which trial is currently scheduled for December of 2018.

Since SGRP has no further involvement in the Clothier Case, SGRP stopped paying (as of June 7, 2018) for SBS’s legal expenses (defense and appeal) in the Clothier Case and notified SBS.  Defendants continue to demand that those expenses be reimbursed by SGRP.

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

SGRP Hogan Litigation

Paradise Hogan was engaged by and provided services to SBS as an independent contractor pursuant to the terms of an "Independent Contractor Master Agreement" with SBS (prepared solely by SBS) acknowledging his engagement as an independent contractor.  On January 6, 2017, Hogan filed suit against SBS and SGRP (and part of the Company), styled Civil Action No. 1:17-cv-10024-LTS, in the U.S. District Court for District of Massachusetts.  Hogan initially asserted claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS and SGRP as independent contractors.  Hogan alleged that he and other alleged class members were misclassified as independent contractors, and as a result of this purported misclassification, Hogan asserted claims on behalf of himself and the alleged Massachusetts class members under the Massachusetts Wage Act and Minimum Wage Law for failure to pay overtime and minimum wages, as well as state law claims for breach of contract, unjust enrichment, quantum meruit, and breach of the covenant of good faith and fair dealing.  In addition, Hogan asserted claims on behalf of himself and the nationwide class for violation of the Fair Labor Standards Act's overtime and minimum wage provisions.  On March 28, 2017, the Company moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted.

On November 13, 2017, the Court convened a status conference call with the parties to discuss the impact on the case of the Supreme Court’s pending decision in Epic Systems Corp. v. Lewis, in which the Supreme Court heard arguments in October 2017 and ultimately will decide whether arbitration clauses that include a waiver of a worker’s right to bring or participate in a class action violate the National Labor Relations Act. On March 12, 2018, the Court denied both defendants’ Motion to Dismiss for failure to state a claim, denied the Motion to Compel Arbitration as to SGRP, denied the Motion to Stay as to SGRP, and allowed the Motion to Stay as to SBS pending the outcome of the Supreme Court’s decision in Epic Systems), which (depending on the Supreme Court's ruling) could result in all SBS disputes being sent to arbitration. On April 24, 2018, SGRP filed a notice of appeal with the First Circuit of the District Court’s decision. The Parties have agreed to stay the District Court litigation pending the First Circuit’s decision on SGRP’s appeal. Briefing on SGRP’s appeal closed on August 8, 2018 and the appeal hearing was heard by the First Circuit on September 11, 2018. SGRP is currently awaiting the First Circuit’s decision on its appeal. If SGRP’s appeal is unsuccessful, SGRP will vigorously defend itself against all claims.

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

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
United States	$22,413	$15,062	$62,338	$40,069
International	35,975	33,690	109,853	91,292
Total revenue	$58,388	$48,752	$172,191	$131,361

Operating income (loss):
United States	$1,085	$343	$(1,135)	$701
International	1,239	485	2,952	1,583
Total operating income	$2,324	$828	$1,817	$2,284

Interest expense (income):
United States	$68	$56	$130	$158
International	265	54	756	(41)
Total interest expense	$333	$110	$886	$117

Other (income), net:
United States	$–	$–	$–	$–
International	(109)	(78)	(413)	(275)
Total other (income), net	$(109)	$(78)	$(413)	$(275)

Income (loss) before income tax expense:
United States	$1,017	$287	$(1,265)	$543
International	1,083	509	2,609	1,899
Total income before income tax expense	$2,100	$796	$1,344	$2,442

Income tax (benefit) expense:
United States	$255	$14	$(191)	$(71)
International	164	196	526	978
Total income tax expense	$419	$210	$335	$907

Net income (loss):
United States	$762	$273	$(1,074)	$614
International	919	313	2,083	921
Total net income	$1,681	$586	$1,009	$1,535

Depreciation and amortization:
United States	$358	$339	$1,079	$1,018
International	164	148	516	508
Total depreciation and amortization	$522	$487	$1,595	$1,526

Capital expenditures:
United States	$293	$172	$1,200	$683
International	96	183	140	363
Total capital expenditures	$389	$355	$1,340	$1,046

Note: There were no inter-company sales for the nine months ended September 30, 2018 or 2017.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	September 30,	December 31,
	2018	2017
Assets:
United States	$29,063	$17,511
International	42,104	40,477
Total assets	$71,167	$57,988

	September 30,	December 31,
	2018	2017
Long lived assets:
United States	$10,486	$7,109
International	3,946	4,057
Total long lived assets	$14,432	$11,166

Geographic Data (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
International revenue:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Brazil	$12,644	21.7%	$11,132	22.8%	$39,100	22.7%	$29,232	22.3%
South Africa	6,807	11.7	6,703	13.7	21,651	12.6	19,646	15.0
Mexico	5,142	8.8	6,115	12.5	15,738	9.1	16,177	12.3
China	3,338	5.7	2,868	5.9	9,870	5.7	7,396	5.6
Japan	3,080	5.3	2,426	5.0	8,086	4.7	5,970	4.5
India	2,065	3.5	1,947	4.0	6,871	4.0	5,397	4.1
Canada	1,947	3.3	1,499	3.1	5,725	3.3	4,544	3.5
Australia	892	1.5	935	1.9	2,629	1.5	2,741	2.1
Turkey	60	0.1	65	0.1	183	0.1	189	0.1
Total international revenue	$35,975	61.6%	$33,690	69.0%	$109,853	63.7%	$91,292	69.5%

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

This acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

A summary of preliminary purchase price consideration to be allocated by SGRP in the acquisition of RPI is provided below:

Cash consideration	$456
Notes payable	2,300
Total consideration paid	$2,756

The preliminary estimated assets acquired and liabilities assumed by SGRP are provided below:

Cash and cash equivalents	$1,223
Accounts receivable	2,699
Accounts payable	(255)
Property and equipment	155
Prepaid assets	86
Marketable securities	20
Other assets	50
Accrued expenses	(1,389)
Deferred tax liability	(572)
Revolving line of credit	(865)
Other intangible assets	2,290
Residual goodwill	1,962
Estimated fair value of assets acquired	5,404
Non-controlling interest	(2,648)
Consideration paid for acquisition	$2,756

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The following table contains unaudited pro forma revenue and net income for SPAR Group, Inc. assuming SPAR Resource Plus closed on January 1, 2017 (in thousands):

	Revenue	Net Income
Consolidated supplemental pro forma for the nine month period ended September 30, 2017	$147,484	$3,261

The pro forma in the table above includes adjustments for, amortization of intangible assets and acquisition costs to reflect results that are more representative of the results of the transactions as if the Resource Plus acquisition closed on January 1, 2017.  This pro forma information utilizes certain estimates, is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred.  In addition, future results may vary significantly from the results reflected in the pro forma information.  The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.  For the nine month period ended September 30, 2018, Resource Plus contributed $19.9 million to the Company’s total revenue and increased net income for the same period by $1.7 million.

12. Summary of Significant Accounting Policies

New Accounting Pronouncements

In March 2018, the FASB issued ASU 2018-05, Income Taxes, to clarify the accounting implications of Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides a measurement period that should not extend beyond one year from December 22, 2017, the date of the enactment of the Tax Cuts and Jobs Act, to complete the accounting under Accounting Standards Codification ("ASC") 740, Income Taxes. As of September 30, 2018, we have not adjusted the provisional estimate recorded at December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". Under Topic 842, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Topic 842 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases". This ASU makes various targeted amendments to the leasing standard and we are evaluating this ASU in connection with adoption of the standard. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements." This standard allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the standard on January 1, 2019 and is still evaluating the adoption method that will be used.  The standard also provides for certain practical expedients.  The Company continues to evaluate and is in the process of documenting the impact of the pending adoption of the new standard on its consolidated financial position and/or, disclosures and/or internal controls process. The Company believes the adoption of Topic 842 will result in the Company recording right-of-use assets and liabilities on the consolidated balance sheets for leases currently classified as operating leases, along with enhanced disclosures of lease activity.

13.     Capital Lease Obligations

The Company has two outstanding capital lease obligations with interest rates as follows. The related capital lease asset balances are detailed below (in thousands):

Start Date:	Interest Rate	Original Cost	Accumulated Amortization	Net Book Value at September 30, 2018
January 2017	5.8%	$76	$38	$33
August 2017	6.4%	$147	$45	$93

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Annual future minimum lease payments required under the leases, together with the present value as of September 30, 2018, are as follows (in thousands):

Year Ending December 31,	Amount

2018	$20
2019	82
2020	31
Total	133
Less amount representing interest	7
Present value of net minimum lease payments included in accrued expenses and other current liabilities, and long term debt	$126

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended September 30, 2018, compared to three months ended September 30, 2017

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended September 30,
	2018		2017
	$	%	$	%
Net revenues	$58,388	100.0%	$48,752	100.0%
Cost of revenues	46,546	79.7	39,960	82.0
Gross profit	11,842	20.3	8,792	18.0
Selling, general & administrative expense	8,996	15.4	7,477	15.3
Depreciation & amortization	522	0.9	487	1.0
Operating income	2,324	4.0	828	1.7
Interest expense, net	333	0.6	110	0.2
Other (income), net	(109)	(0.2)	(78)	(0.2)
Income before income taxes	2,100	3.6	796	1.7
Income tax expense	419	0.7	210	0.4
Net income	1,681	2.9	586	1.3
Net income attributable to non-controlling interest	(1,060)	(1.8)	(340)	(0.7)
Net income attributable to SPAR Group, Inc.	$621	1.1%	$246	0.6%

Net Revenues

Net revenues for the three months ended September 30, 2018, were $58.4 million, compared to $48.8 million for the three months ended September 30, 2017, an increase of $9.6 million or 19.8%.  The increase in net revenue is primarily attributable to the acquisition of the Resource Plus subsidiary, which contributed $8.0 million and the international segment increased $2.3 million.

Domestic net revenues totaled $22.4 million in the three months ended September 30, 2018, compared to $15.1 million for the same period in 2017, an increase of $7.3 million or 48.8%.  The increase in domestic net revenues was due to the Resource Plus acquisition, which contributed $8.0 million.

International net revenues totaled $36.0 million for the three months ended September 30, 2018, compared to $33.7 million for the same period in 2017, an increase of $2.3 million or 6.8%.  The increase in international net revenues was primarily due to our Brazilian operation, which added $1.5 million and increases in China of $500,000 and Japan of $700,000.

Cost of Revenues

The Company’s cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 79.7% of its net revenues for the three months ended September 30, 2018, and 82.0% of its net revenues for the three months ended September 30, 2017.

Domestic cost of revenues was 72.9% of net revenues for the three months ended September 30, 2018, and 76.5% of net revenues for the three months ended September 30, 2017. The decrease in cost of revenues as a percentage of net revenues of 3.6 percentage points was due primarily to a favorable mix of project work compared to the same period last year partially offset by increased labor price pressures. For the three months ended September 30, 2018 and 2017, approximately 48.0% and 68.0%, respectively, of the Company’s domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company’s affiliates, SBS, and SAS, respectively. (See Note 6 to the Company's Condensed Consolidated Financial Statements – Related-Party Transactions.)

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues decreased to 84.0% of net revenues for the three months ended September 30, 2018, compared to 84.4% of net revenues for the three months ended September 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $9.0 million and $7.5 million for the three months ended September 30, 2018 and 2017, respectively.

Domestic selling, general and administrative expenses totaled $4.6 million and $2.9 million for the three month periods ended September 30, 2018 and 2017, respectively.  The increase of approximately $1.7 million was primarily attributable to the Resource Plus acquisition.

International selling, general and administrative expenses totaled $4.4 million and $4.6 million for the three months ended September 30, 2018 and 2017, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $522,000 for the three months ended September 30, 2018, and $487,000 for the same period in 2017.

Interest Expense

The Company's net interest expense was $333,000 for the three months ended September 30, 2018, compared to net interest expense of $110,000 for the three months ended September 30, 2017. The increase in interest expense year over year was directly attributable to borrowing requirements from the Company’s international subsidiaries in Brazil and Mexico and a reduction in interest income from excess cash in South Africa.

Other Income

Other income totaled $109,000 for the three month period ended September 30, 2018, compared to $78,000 for the same period last year.

Income Taxes

Income tax expense was $419,000 for the three months ended September 30, 2018, compared to $210,000 for the three months ended September 30, 2017.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $1,060,000 and $340,000 for the three months ended September 30, 2018 and 2017, respectively.

Net Income Attributable to SPAR Group, Inc.

The Company reported net income of $621,000 for the three months ended September 30, 2018, or $0.03 per diluted share, compared to a net income of $246,000, or $0.01 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Nine months ended September 30, 2018, compared to nine months ended September 30, 2017

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Nine Months Ended September 30,
	2018		2017
	$	%	$	%
Net revenues	$172,191	100.0%	$131,361	100.0%
Cost of revenues	140,154	81.4	105,563	80.4
Gross profit	32,037	18.6	25,798	19.6
Selling, general & administrative expense	26,650	15.5	21,988	16.7
Settlement and other charges	1,975	1.1	–	–
Depreciation & amortization	1,595	0.9	1,526	1.2
Operating income	1,817	1.1	2,284	1.7
Interest expense, net	886	0.5	117	0.1
Other (income), net	(413)	(0.2)	(275)	(0.2)
Income before income taxes	1,344	0.8	2,442	1.8
Income tax expense	335	0.2	907	0.7
Net income	1,009	0.6	1,535	1.1
Net income attributable to non-controlling interest	(2,027)	(1.2)	(1,189)	(0.9)
Net (loss) income attributable to SPAR Group, Inc.	$(1,018)	(0.6)%	$346	0.2%

Net Revenues

Net revenues for the nine months ended September 30, 2018, were $172.2 million, compared to $131.3 million for the nine months ended September 30, 2017, an increase of $40.8 million or 31.1%.  The increase in net revenue is primarily attributable to the acquisition of our Resource Plus subsidiary, which contributed $19.9 million.  In addition, the international segment increased $18.6 million.

Domestic net revenues totaled $62.3 million in the nine months ended September 30, 2018, compared to $40.1 million for the same period in 2017, an increase of 55.6%. The increase in domestic net revenues was due to the Resource Plus acquisition, which contributed $19.9 million and increased project work year over year.

International net revenues totaled $109.9 million for the nine months ended September 30, 2018, compared to $91.3 million for the same period in 2017, an increase of $18.6 million or 20.3%. The increase in international net revenues was primarily due to our Brazilian operation, which added $9.9 million and increases in China of $2.5 million, South Africa of $2.0 million, Japan of $2.1 million, and India of $1.5 million.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 81.4% of its net revenues for the nine months ended September 30, 2018, and 80.4% of its net revenues for the nine months ended September 30, 2017.

Domestic cost of revenues was 75.4% of net revenues for the nine months ended September 30, 2018, and 73.6% of net revenues for the nine months ended September 30, 2017. The increase in cost of revenues as a percentage of net revenues of 1.8 percentage points was due primarily to continued labor price pressure and an unfavorable mix of project work compared to the same period last year. For the nine months ended September 30, 2018 and 2017, approximately 38.6% and 76.4%, respectively, of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SBS, and SAS, respectively. (See Note 6 to the Company's Condensed Consolidated Financial Statements – Related-Party Transactions.)

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues increased to 84.8% of net revenues for the nine months ended September 30, 2018, compared to 83.3% of net revenues for the nine months ended September 30, 2017. The cost of revenue increase of 1.5 percentage points was primarily due to a mix of higher cost margin business in all international locations except for Canada, Mexico and Japan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $26.7 million and $22.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Domestic selling, general and administrative expenses totaled $13.5 million and $8.9 million for the nine month periods ended September 30, 2018 and 2017, respectively.  The increase of approximately $6.5 million was primarily attributable to the Resource Plus acquisition and corporate spending.

International selling, general and administrative expenses totaled $13.2 million and $13.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Settlement and Other Charges

Settlement and other charges include one time settlement charges and bad debt reserve for related-party receivables. (See Note 3 to the Company's Condensed Consolidated Financial Statements – Settlement and Other Charges, above).

Depreciation and Amortization

Depreciation and amortization charges totaled $1.6 million for the nine months ended September 30, 2018, and $1.5 million for the same period in 2017.

Interest Expense

The Company's net interest expense was $886,000 for the nine months ended September 30, 2018, compared to $117,000 for the nine months ended September 30, 2017. The increase in interest expense year over year was directly attributable to borrowing requirements from the Company’s international subsidiaries in Brazil and Mexico and a reduction in interest income from excess cash in South Africa.

Other Income

Other income totaled $413,000 for the nine month period ended September 30, 2018, compared to $275,000 for the same period last year.

Income Taxes

Income tax expense was $335,000 for the nine months ended September 30, 2018, compared to $907,000 for the nine months ended September 30, 2017.  The change is due primarily to recognition of settlement and other charges and the late 2017 change in the Tax Code which lowered the effective tax rates for 2018.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $2.0 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.

SPAR Group, Inc. and Subsidiaries

Net (Loss) Income Attributable to SPAR Group, Inc.

The Company reported net loss of $1,018,000 for the nine months ended September 30, 2018, or $(0.05) per diluted share, compared to a net income of $346,000, or $0.02 per diluted share, for the corresponding period last year.  The change is due primarily to domestic operations.

Liquidity and Capital Resources

In the nine months ended September 30, 2018, the Company had a net income before non-controlling interest of $1.0 million.

Net cash used in operating activities was $2.2 million for the nine months ended September 30, 2018, compared to net cash provided by of $6.4 million for the nine months ended September 30, 2017, respectively.  The net cash used in operating activities during the nine months ended September 30, 2018, was primarily due to increases in accounts receivable partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was $573,000 for the nine months ended September 30, 2018, compared to $1.0 million for the nine months ended September 30, 2017.

Net cash provided by financing activities for the nine months ended September 30, 2018, was approximately $4.3 million, compared to $5.7 million used in financing activities for the nine months ended September 30, 2017.  Net cash provided by financing activities during the nine months ended September 30, 2018, was primarily due to net proceeds from lines of credit, net of a distribution to non-controlling local investors in South Africa.

The above activity and the impact of foreign exchange rate changes resulted in a decrease in cash and cash equivalents for the nine months ended September 30, 2018 of approximately $1.8 million, compared to an increase of $338,000 for the nine months ended September 30, 2017.

At September 30, 2018, the Company had net working capital of $14.2 million, as compared to net working capital of $14.5 million at December 31, 2017. The Company's current ratio was 1.3 at September 30, 2018, as compared to 1.4 at December 31, 2017.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of September 30, 2018.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's third quarter of its 2018 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Stockholder By-Laws Litigation

On September 4, 2018, SPAR Group, Inc. ("SGRP" or the "Registrant") filed in the Court of Chancery of the State of Delaware (the "Court") a claim, C.A. No. 2018-0650 (the "By-Laws Action"), in a Verified By-Laws Complaint Seeking Declaratory Judgment and Injunctive Relief (the "Original By-Laws Complaint") against Robert G. Brown, a substantial stockholder of SGRP and former Executive Chairman and director of SGRP, and William H. Bartels, a substantial stockholder of SGRP and current Vice Chairman and director and officer of SGRP (together with Robert G. Brown, the "Majority Stockholders" or "Defendants"). On September 21, 2018, SGRP supplemented and amended its Original By-Laws Complaint in the By-Laws Action in a Verified Amended By-Laws Complaint filed with the Court (the "Amended By-Laws Complaint").

The By-Laws Action was commenced in response to the Written Consents from the Majority Stockholders received by SGRP on August 6, 2018, and September 18, 2018  (collectively, the "By-Laws Consent"), in which the Majority Stockholders attempted to change SGRP's By-Laws in order to (among other things) weaken the independence of the Board through new supermajority requirements and stockholder only approvals and eliminate the Board's independent majority requirement (the "Proposed Amendments"), all in order to further benefit themselves. The Proposed Amendments were prepared by the Majority Stockholders and their own counsel and were not submitted to, discussed with, or considered or approved, and have not been supported or endorsed, by the Board or its Governance Committee.

SGRP has requested in the Original By-Laws Complaint that the Delaware Chancery Court provide SGRP with: (1) declaratory relief in the form of an order confirming that the bylaw amendments proposed by the Majority Stockholders (as set forth in the By-Laws Consent and each of the Majority Stockholders' amendments to their respective Schedule 13Ds, each filed with the Securities and Exchange Commission on August 6, 2018) (the "Proposed Amendments") are invalid under Delaware law and (2) preliminary injunctive relief enjoining the Majority Stockholders from attempting during the pendency of the By-Laws Action to (a) enact the Proposed Amendments, (b) remove or attempt to remove any independent director of SGRP, (c) further weaken the independence of SGRP's Board of Directors (the "Board") or (d) circumvent or interfere with the duties of the Audit Committee of the Board.

SPAR Group, Inc. and Subsidiaries

SGRP is pursuing the By-Laws Action against the Majority Stockholders because the Board's Governance Committee believes that the Proposed Amendments will negatively impact all stockholders (particularly minority stockholders), among other things:

●

weaken the independence of the Board through new supermajority requirements (because two of SGRP's non-independent directors can block the Board's actions and thus potentially reduce the representation of SGRP's minority stockholders);

●	eliminate the Board's independent majority requirement (also potentially reducing the representation of SGRP's minority stockholders);

●

eliminate the Board's ability to change the size of the Board and require that any proposed change in the Board's size be approved by the holders of a majority of the outstanding common stock of SGRP (the "Common Stock") (i.e., the Majority Stockholders), and thus also potentially reducing the representation of SGRP's minority stockholders;

●

subject various functions of the Board respecting vacancies on the Board to the prior approval of the holders of a majority of the Common Stock (i.e., the Majority Stockholders), and thus also potentially reducing the representation of SGRP's minority stockholders; and

●	permit submissions of stockholder proposals to be timely if received by SGRP no later than 60 days (changed from approximately six months) prior to SGRP's annual meeting of stockholders.

As outlined in Original By-Laws Complaint as amended and supplemented by the Amended By-Laws Complaint (collectively, the "By-Laws Complaint") SGRP is also pursuing the By-Laws Action against the Majority Stockholders because SGRP believes that the Proposed Amendments are part of a conspiracy to attempt to entrench the Majority Stockholders' control over SGRP and the Board, all so that they can improperly divert SGRP resources to the Majority Stockholders for their personal benefit through (among other things) (a) invalid reimbursement demands under terminated contracts, (b) efforts to shift the costs of defending the Majority Stockholders' labor practices in managing their own companies onto SGRP through invalid reimbursement and indemnification claims, (c) an exorbitant "retirement" package sought in different forms by Brown, (d) permanent evasion of the return of $675,000 of Cash Collateral advanced by SGRP for insurance, and (e) reimbursement of unauthorized expenses related to SGRP's acquisition of its Brazilian affiliate now claimed to total approximately $190,000 (see Related Party Litigation, below).

As noted in the By-Laws Complaint, the changes in SGRP's By-Laws sought to be made by the Defendants in their Proposed Amendments also would effectively block the declared determination and intention of the Board to increase the Board size to nine and add two new independent directors to maintain majority independence for the Board, as a result of earlier Director Consent (see Board Seating Litigation, below) by the Majority Stockholders seeking to remove Lorrence Kellar as an independent director from the Board and its Committees and add Jeffery Mayer as a non-independent director to the Board (as reported in SGRP's Current Report on Form 8-K as filed by SGRP with the SEC on July 6, 2018). As a result of the Majority Stockholders' proposed actions, the Board would lack a majority of independent directors and may face compliance issues with Nasdaq. In fact, Nasdaq has already contacted SGRP to confirm that Jeffery Mayer had not yet been seated and that SGRP's Board continued and would continue to have a majority of independent directors.

SPAR Group, Inc. and Subsidiaries

In addition to seeking invalidation of the Proposed Amendments in the By-Laws Complaint, SGRP also is seeking injunctive relief from the Court to block further actions and attempts by the Majority Stockholders to (among other things):

(h)	make changes to the July 5, 2018, By-Laws (i.e., those in effect prior to the Proposed Amendments) or any Committee Charter (which are part of the By-Laws under its terms),

(i)	remove any independent director(s),

(j)	weaken or attempt to weaken the independence of SGRP's Board or any of its Committees,

(k)

circumvent or interfere with the duties of SGRP's Audit Committee regarding related-party matters or SGRP's Board and Governance Committee regarding director selections, qualifications or nominations, board size, vacancies, Committee assignments and independent director majorities,

(l)	approve or implement any related party transactions or related party payments not approved by a majority of the independent directors sitting on the Audit Committee,

(m)	require or limit the use of particular vendors or personnel or setting standards having such an effect, or

(n)	interfere with the business or operations of SGRP and its subsidiaries or the Board's management of the Company.

Preliminary discovery has begun in By-Laws Action and the 225 Action (see Board Seating Litigation, below) and the joint trial for both actions is scheduled to begin on December 11, although SGRP is currently seeking to postpone those actions until early 2019 in order to (among other things) permit adequate time for discovery.

The foregoing description of the By-Laws Action and Proposed Amendments is qualified in its entirety by reference to the By-Laws Consent of Stockholders dated August 6, 2018 (without its exhibits), and the Original By-Laws Complaint (without its exhibits), each incorporated herein by reference from SGRP's Current Report on Form 8-K as filed by SGRP with the SEC on September 10, 2018, and the Amended By-Laws Complaint (without its exhibits and font size reduced), incorporated herein by reference from SGRP's Current Report on Form 8-K as filed by SGRP with the SEC on September 28, 2018.

Board Seating Litigation

On June 29, 2018, and July 5, 2018, SGRP received  Written Consents (collectively, the "Director Consent") in lieu of a meeting of stockholders from Robert G. Brown and William H. Bartels, the holders of a combined 59% of the issued and outstanding shares of Common Stock (together, the "Majority Stockholders").  The Director Consent adopted resolutions which unilaterally approved the selection, appointment and election of Mr. Jeffrey Mayer as a director of SGRP, effective immediately after all of the notices, filings and other conditions under applicable law have been satisfied, which must occur at least (and likely will occur approximately) twenty calendar days following SGRP's delivery of this Information Statement to its stockholders (the "Effective Time").

Mr. Mayer was not nominated or appointed by the Board or its Governance Committee. Mr. Mayer had no support in the Governance Committee, and he was never reported out by it to the Board for consideration. Of all of the Board members, only Mr. Bartels (and Robert G. Brown before his retirement as a director in May 2018) argued for his consideration.

The Majority Stockholders (i.e., Mr. Brown and Mr. Bartels) had asked the Governance Committee to consider Mr. Mayer as a potential Board candidate in order to add unspecified legal expertise to the Board. The Governance Committee did so, and after extensive deliberation, the Governance Committee determined that Mr. Mayer had limited legal experience in unrelated areas that is far from recent, does not satisfy any of the SGRP nomination standards for a director, is not the right candidate to serve on the SGRP Board, and, if unilaterally appointed to the Board by the unilateral action of Majority Stockholders, will not be considered an independent director.

The Governance Committee reported to the Board and the Majority Stockholders that Mr. Mayer would not be nominated or recommended to the Board by the Governance Committee, but the Governance Committee would consider other suitable candidates with relevant legal expertise. The Majority Stockholders insisted on Mr. Mayer and thereafter filed the 13D Amendments and executed the Consent to unilaterally appoint Mr. Mayer to the Board.

SPAR Group, Inc. and Subsidiaries

Mr. Mayer will not be named a member of any of the committees of the Board because he will not be an independent director (as required by all of SGRP's Committee Charters).

In addition, as noted in the By-Laws Complaint (see Stockholder By-Laws Litigation, above), the changes in SGRP's By-Laws sought to be made by the Defendants in their Proposed Amendments stopped the process for seating Mr. Jeffery Mayer as a director. When the Majority Stockholders took action by less than unanimous consent (as was the case with Mr. Mayer), Delaware law requires notice to all stockholders and the SEC requires such notice to be in the form of an information statement containing extensive governance information substantially the same as for a proxy statement (collectively, the "Consent Notice Rules"). SGRP filed such a preliminary information statement (the "Preliminary Information Statement") on July 31, 2018, respecting the Mayer By-Laws Consents with included the required corporate governance disclosures. On advice of counsel, the Governance Committee determined that the Proposed Amendments disputed by SGRP would have made material changes in SGRP's corporate governance and rendered inaccurate the required corporate governance disclosures in the Preliminary Information Statement, and consequently, the Preliminary Information Statement filed could not become definitive nor could it be mailed to all stockholders.

On September 20, 2018, SGRP received a Summons pursuant to 8 Del. C. §225(a) from Robert G Brown ("RGB"), one of the Majority Stockholders, as plaintiff commencing a case (C.A. No. 2018-00687-TMR) (the "225 Action") in the Court of Chancery of the State of Delaware (the "Court") against Christiaan Olivier, Chief Executive Officer, President and a Director of SGRP, and all four of the members of the Governance Committee, namely Lorrence Kellar, Chairman, and Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (collectively, the "225 Defendants").  The 225 Action seeks to forcibly and immediately remove Mr. Kellar from and add Mr. Mayer to the Board without resolution of the Proposed Amendments and without compliance with the Consent Notice Rules, which if successful would result in a violation of SEC rules.  SGRP's Audit Committee has determined that the 225 Defendants were acting in good faith to comply with the Consent Notice Rules and protect the interests of SGRP and all stockholders and should be indemnified and defended respecting the 225 Action against them by RGB, and SGRP will vigorously contest that action.

Preliminary discovery has begun in By-Laws Action (see Stockholder By-Laws Litigation, above) and the 225 Action  and the joint trial for both actions is scheduled to begin on December 11, although SGRP is currently seeking to postpone those actions until early 2019 in order to (among other things) permit adequate time for discovery.

Related Party Litigation

On September 18, 2018, SGRP received a Summons from SPAR Infotech, Inc. ("Infotech"), an affiliate of SGRP owned principally by Robert G Brown (one of the Majority Stockholders, a defendant in the By-Laws Action, and the plaintiff in the 225 Action) as plaintiff commencing a case (Index No.: 64452/2018) against SGRP (the "Infotech Action") in the Supreme Court of the State of the State of New York, Westchester County (the "NY Court").  The Infotech Action seeks payment from SGRP of $190,000 for alleged lost tax benefits and other expenses it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and previously denied by both management and SGRP's Audit Committee, who had jurisdiction because Infotech is a related party.

In 2016, SGRP acquired SPAR Brasil Servicos de Merchandising e Tecnologia S.A. ("SPAR BSMT"), its Brazilian subsidiary, with the assistance of Robert G Brown (who retired as Chairman and an officer and director on May 3, 2018) and his nephew, Peter W. Brown (who became a director on May 3, 2018).  Mr. Brown used his private company, SPAR Infotech, Inc. ("Infotech"), and undisclosed Irish companies to structure the acquisition for Infotech.

Mr. Brown also ran his alleged expenses associated with the transaction through Infotech, including large salary allocations for unauthorized personnel and claims for his "lost" "tax breaks."  One of those unauthorized personnel had (in her severance agreement with SGRP) agreed to never directly or indirectly perform any services for SGRP or any services that could be directly or indirectly billed to SGRP, which restriction was fully disclosed to and known by Mr. Brown and therefore Infotech.  Mr. Brown submitted his unauthorized and unsubstantiated "expenses" to SGRP, and SGRP's Audit Committee allowed approximately $50,000 of them and disallowed approximately $150,000 of them.  Mr. Brown has repeatedly sought payment of the disallowed expenses, and on August 4, 2018, counsel for Infotech (also counsel for SBS and Brown) sent SGRP a draft complaint for a proposed action by Infotech against SGRP in Westchester County, NY, seeking to obtain the disallowed expenses.

SPAR Group, Inc. and Subsidiaries

On September 18, 2018, Infotech commenced the Infotech Action seeking to obtain those previously disallowed unauthorized expenses now totaling approximately $190,000 to circumvent the adverse determination and objection of SGRP's Audit Committee (whole approval is required by applicable law for such a related party payment).

SGRP will vigorously contest that action.

SBS Field Specialist Litigation

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"). The Company's affiliate, SBS, during 2017 provided approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost the Field Specialists utilized by the Company domestically, and continued to provide such services through July 27, 2018 (when the termination of its services took effect).  SBS is not a subsidiary or in any way under the control of SGRP, SBS is not in the Company's financial statements, and SGRP does not participate in or control the defense by SBS of any litigation against it.  The Company terminated its relationship with SBS and received no services from SBS after July 27, 2018.  For affiliation, termination, contractual details and payment amounts, see Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

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

On May 15, 2017, the Company advised SBS that, since there was no currently effective comprehensive written services agreement with SBS, the Company would continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company.  See Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.  SBS has disputed the right of the Company and SGRP's Audit Committee to review and decide the appropriateness of the reimbursement of any of those related party defense and other expense reimbursements.  As provided in SBS's Prior Agreement, the Company is not obligated or liable, and the Company has not otherwise agreed and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts).

There can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination.  In addition, SBS may claim that the Company is somehow liable for any such judgment or similar amount imposed against SBS and pursue that claim with litigation, there can be no assurance that someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, and there can be no assurance that the Company will be able to successfully defend any claim.  Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, above.

As the Company had utilized the services of SBS to support its in-store merchandising needs in California and SBS' independent contractor classifications had been invalidated in the Clothier Determination (see below), management of the Company determined, with the support of SGRP's Audit Committee and Board of Directors, and began in May of 2018 to shift to an all employee servicing model for its Field Specialists to support the performance of its services in California for clients in this critical market and nationally for certain domestic clients that are requiring the Company to use employees as its Field Specialists.  As previously noted, management currently estimates that the potential incremental annual cost of this change in California from independent contractors to Company employees could be substantial.

SPAR Group, Inc. and Subsidiaries

Due to (among other things) the Clothier Determination and the ongoing proceedings against SBS, which could have had a material adverse effect on SBS's ability to provide future services needed by the Company, and the Company's location of an independent third party company who would provide comparable services on substantially better terms, the Company terminate the services of SBS effective July 27, 2018, and the Company has engaged that independent third party company to replace those services formerly provided by SBS.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below.  SBS continues to claim that the Company is somehow liable to reimburse SBS for its expenses in those proceedings.  These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" with SBS (prepared solely by SBS) acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California (the "Clothier Case"), in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified as independent contractors at any time between July 16, 2008, and June 30, 2014.  Ms. Clothier alleged that she and other class members were misclassified as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of various California minimum wage and overtime laws.  The Company was originally a defendant in the Clothier Case but was subsequently dismissed from the action without prejudice.

The court ordered that the case be heard in two phases.  Phase one was limited to the determination of whether members of the class were misclassified as independent contractors.  After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified as independent contractors rather than employees (the "Clothier Determination").  The plaintiffs and SBS have now moved into phase two to determine damages (if any), which has included discovery as to the measure of damages in this case.

Facing significant potential damages in the Clothier Case, SGRP chose, and on June 7, 2018, entered into mediation with the plaintiffs and plaintiff's counsel in the Clothier Case to try to settle any potential future liability for any possible judgment against SGRP in that case.  SBS and its stockholders refused to participate in that mediation unless SGRP bore the full cost of any settlement and Brown was given a leading role in the mediation.  SGRP disagreed, insisting on the Majority Stockholders’ and SBS’s economic participation.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, which is subject to court approval and not likely to become final until several months into 2019 if and when the settlement is approved by the court.  If approved, SGRP will pay a maximum settlement amount of $1.3 million, payable in four equal annual installments that commence 30 days after the settlement becomes final, and the Company will be released by plaintiff and the settlement class from all other liability under the Clothier Case.  The Company has recorded the $1.3 million charge during the second quarter of 2018 as part of the settlement.

The plaintiffs and SBS are still proceeding with the damages phase of the Clothier Case, which trial is currently scheduled for December of 2018.

Since SGRP has no further involvement in the Clothier Case, SGRP stopped paying (as of June 7, 2018) for SBS’s legal expenses (defense and appeal) in the Clothier Case and notified SBS.  Defendants continue to demand that those expenses be reimbursed by SGRP.

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

SGRP Hogan Litigation

Paradise Hogan was engaged by and provided services to SBS as an independent contractor pursuant to the terms of an "Independent Contractor Master Agreement" with SBS (prepared solely by SBS) acknowledging his engagement as an independent contractor.  On January 6, 2017, Hogan filed suit against SBS and SGRP (and part of the Company), styled Civil Action No. 1:17-cv-10024-LTS, in the U.S. District Court for District of Massachusetts.  Hogan initially asserted claims on behalf of himself and an alleged nationwide class of similarly situated individuals who provided services to SBS and SGRP as independent contractors.  Hogan alleged that he and other alleged class members were misclassified as independent contractors, and as a result of this purported misclassification, Hogan asserted claims on behalf of himself and the alleged Massachusetts class members under the Massachusetts Wage Act and Minimum Wage Law for failure to pay overtime and minimum wages, as well as state law claims for breach of contract, unjust enrichment, quantum meruit, and breach of the covenant of good faith and fair dealing.  In addition, Hogan asserted claims on behalf of himself and the nationwide class for violation of the Fair Labor Standards Act's overtime and minimum wage provisions.  On March 28, 2017, the Company moved to refer Hogan's claim to arbitration pursuant to his agreement, to dismiss or stay Hogan's case pending arbitration, and to dismiss Hogan's case for failure to state a specific claim upon which relief could be granted.

On November 13, 2017, the Court convened a status conference call with the parties to discuss the impact on the case of the Supreme Court’s pending decision in Epic Systems Corp. v. Lewis, in which the Supreme Court heard arguments in October 2017 and ultimately will decide whether arbitration clauses that include a waiver of a worker’s right to bring or participate in a class action violate the National Labor Relations Act. On March 12, 2018, the Court denied both defendants’ Motion to Dismiss for failure to state a claim, denied the Motion to Compel Arbitration as to SGRP, denied the Motion to Stay as to SGRP, and allowed the Motion to Stay as to SBS pending the outcome of the Supreme Court’s decision in Epic Systems), which (depending on the Supreme Court's ruling) could result in all SBS disputes being sent to arbitration. On April 24, 2018, SGRP filed a notice of appeal with the First Circuit of the District Court’s decision. The Parties have agreed to stay the District Court litigation pending the First Circuit’s decision on SGRP’s appeal. Briefing on SGRP’s appeal closed on August 8, 2018 and the appeal hearing was heard by the First Circuit on September 11, 2018. SGRP is currently awaiting the First Circuit’s decision on its appeal. If SGRP’s appeal is unsuccessful, SGRP will vigorously defend itself against all claims.

Item 1A.      Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2017 Annual Report, which Risk Factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since the 2017 Annual Report except for those Risk Factors updated below.  You should review and give attention to all of those Risk Factors, including (without limitation) Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors (updated below), Potential Conflicts in Services Provided by Affiliates (updated below), Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts (updated below), and Risks of a Nasdaq Delisting and Penny Stock Trading (updated below).

SPAR Group, Inc. and Subsidiaries

Updated Risk Factors:

The Following Risk Factors update, amend and replace the corresponding Risk Factors in the 2017 Annual Report:

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

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech "), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Infotech is an affiliate because it is owned by Robert G. Brown and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Mr. Brown and Mr. Bartels are the Majority Stockholders (see below) and founders of SGRP, Mr. Brown was Chairman and an officer and director of SGRP through May 3, 3018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP.  Mr. Brown and Mr. Bartels also have been and are stockholders, directors and executive officers of various other affiliates of SGRP.

The Company's affiliate, SPAR Business Services, Inc. ("SBS"), during 2017 provided approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost the Field Specialists utilized by the Company domestically, and continued to provide such services through July 27, 2018 (when the termination of its services took effect).  The Company's affiliate, SPAR Administrative Services, Inc. ("SAS"), during 2017 provided approximately 57 Field Administrators (all of whom were employed by SAS) representing 91% (or $4.2 million) of the total cost of the Field Administrators utilized by the Company domestically, and continued to provide such services through July 31, 2018 (when the termination of its services took effect).  The Company received no services from SBS or SAS after the termination of their respective services took effect.  For termination and contractual details and payment amounts, see Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

SBS and SAS, as well as certain service providers to the Company's foreign joint venture subsidiaries, are affiliates of the Company and in providing services are engaged in related party transactions with the Company, but none of those service providers is a subsidiary of or controlled by the Company and none of them are included in the Company's consolidated financial statements.  For termination and contractual details and payment amounts, see Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, International Related Party Services and Summary of Related Party Transactions, above.

The Company believes that its business model of executing its services domestically (other than in California) through independent contractors provided by others is inherently less costly than doing so with employees, both under applicable tax and employment laws and otherwise.

The appropriateness of SBS's treatment of its Field Specialists as independent contractors had been periodically subject to legal challenge (both currently and historically) by various states and others.  SBS's expenses of defending those challenges and other proceedings had historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company in 2018 and 2017 (in the amounts of $105,000 and $265,000, respectively), after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

SPAR Group, Inc. and Subsidiaries

On May 15, 2017, the Company advised SBS that, since there was no currently effective comprehensive written services agreement with SBS, the Company would continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company.  See Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.  SBS has disputed the right of the Company and SGRP's Audit Committee to review and decide the appropriateness of the reimbursement of any of those related party defense and other expense reimbursements.  On June 13, 2018, the Company gave SBS notice that it would no longer reimburse any such expenses as a result of SGRP's separate settlement of the Clothier Case.

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

There can be no assurance that SBS will be able to satisfy any such judgment or similar amount resulting from any adverse legal determination.  In addition, SBS may claim that the Company is somehow liable for any such judgment or similar amount imposed against SBS and pursue that claim with litigation, there can be no assurance that someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, and there can be no assurance that the Company will be able to successfully defend any claim.  Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, above.

As the Company had utilized the services of SBS to support its in-store merchandising needs in California and SBSs' independent contractor classifications had been invalidated in the Clothier Determination (see Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, above ), management of the Company determined, with the support of SGRP's Audit Committee and Board of Directors, and began in May of 2018 to shift to an all employee servicing model for its Field Specialists to support the performance of its services in California for clients in this critical market and nationally for certain domestic clients that are requiring the Company to use employees as its Field Specialists.  As previously noted, management currently estimates that the potential incremental annual cost of this change in California from independent contractors to Company employees could be substantial.

Due to (among other things) the Clothier Determination and the ongoing proceedings against SBS, which could have had a material adverse effect on SBS's ability to provide future services needed by the Company, and the Company's location of an independent third party company (the "Independent Field Vendor") who would provide comparable services on substantially better terms, the Company terminated the services of SBS effective July 27, 2018, and the Company has engaged that Independent Field Vendor to replace those field services previously provided by SBS (other than in California).  The Company also has engaged another independent third party company on substantially better terms to replace those administrative services formerly provided by SAS, effective August 1, 2018.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described in Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, above.  SBS continues to claim that the Company is somehow liable to reimburse SBS for its expenses in those proceedings.

SPAR Group, Inc. and Subsidiaries

The Independent Field Vendor also utilizes independent contractors to the extent permitted by applicable law, and it is likely that the appropriateness of its treatment of its Field Specialists as independent contractors will be periodically subject to legal review challenge by various states and others.  The Company in its discretion may review and decide each request by the Independent Field Vendor for reimbursement of its legal defense expenses on a case-by-case basis, including the relative costs and benefits to the Company of doing so, but the Independent Field Vendor has agreed that the Company has no obligation to do so.  No reimbursement requests for legal defense expenses have been made by the Independent Field Vendor or approved for it by the Company in its discretion to date.

In addition, the Company has been reevaluating its business model of using independent contractor's as Field Specialists (whether or not provided by others) in light of changing client requirements and legal and regulatory environments.  The Company has shifted to an all employee model for its Field Specialists for the performance of its services in California, also is evaluating whether this all employee model for its Field Specialists should be used in certain other states, and intends to begin testing an employee based model nationally for certain domestic clients that are requiring the Company to always use employees as its Field Specialists in services for such clients.  The Company expects that using employees as its Field Specialists in additional states will cost substantially more than using independent contractors for the same services.

Any prolonged continuation of or material increase in the legal defense costs of the Independent Field Vendor that the Company agrees in its discretion to reimburse, any claim by SBS, SAS, the Independent Field Vendor, any related party or any third party that the Company is somehow liable for any legal expense defending any claim or satisfying any judgment against the Independent Field Vendor, SBS, SAS or other service provider, any judicial determination that the Company is somehow liable for any judgment against the Independent Field Vendor, SBS, SAS or other service provider (in whole or in part), any decrease in the Independent Field Vendor's performance (quality or otherwise), any inability by the Independent Field Vendor to execute the services for the Company or to continue with its present business model, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

The services provided by the Independent Field Vendor to the Company in the United States are material and there are no assurances that the Company could (if necessary under the circumstances) replace the Field Specialists currently provided by the Independent Field Vendor in sufficient time to perform its client obligations or at such favorable rates in the event the Independent Field Vendor no longer performed those services.

Potential Conflicts Respecting Services Previously Provided by Affiliates

As noted above, the Company's affiliate (see below), SBS, previously provided substantially all of the Field Specialists utilized by the Company domestically services through July 27, 2018 (when the termination of its services took effect), and the Company's affiliate (see below), SAS, previously provided substantially all of the Field Administrators utilized by the Company domestically through July 31, 2018 (when the termination of its services took effect).  The Company received no services from SBS or SAS after the termination of their respective services took effect.  For termination and contractual details and payment amounts, see Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above.

Although neither SBS nor SAS has provided any services to the Company after their terminations described in Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above, which terminations were effective on or before July 31, 2018, SBS and SAS have apparently continued to operate and claim that the Company owes them for all of their post-termination expenses in perpetuity.  For August and September, SBS has invoiced the Company for approximately $120,000, and SAS has invoiced the Company for approximately $45,000.  All such invoices have been rejected by the Company.  The Company has determined that it is not obligated to reimburse any such post-termination expense (other than for potentially reimbursing mutually approved reasonable short term ordinary course transition expenses in previously allowed categories needed by SAS to wind down its business, if any), and that such a payment would be an impermissible gift to a related party under applicable law, which determinations have been supported by SGRP's Audit Committee.  The SBS invoices included legal expenses for its continuing defense in the Clothier Case even though SGRP on June 13, 2018, gave SBS notice that it would no longer reimburse any such expenses as a result of SGRP's separate settlement of the Clothier Case.   See Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, and Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, above.

SPAR Group, Inc. and Subsidiaries

The Company expects that SBS and SAS will use every available means to attempt to collect reimbursement in perpetuity from the Company for all of their post-termination expense, including repeated litigation in the event that the SGRP prevails in the By-Laws Action or 225 Action, See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, above.

Infotech is currently suing SGRP in New York seeking reimbursement for approximately $190,000 respecting alleged lost tax benefits and other expenses it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and previously denied by both management and SGRP's Audit Committee, who had jurisdiction because Infotech is a related party.  See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters -- Related Party Litigation, above.

'To a lesser extent, similar conflicts and events could arise with respect to the Company's contracts with affiliates in South Africa, Mexico and Brazil.  The Company is evaluating whether and the extent (if any) to which continue with them.  See  Risk Factors -Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Risk Factors - Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, below, and Note 6 to the Company's Condensed Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, above, and Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, above.  Any litigation with any affiliate, or any cancellation, other nonperformance or material pricing increase under the Company's arrangements with any affiliate, could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels were the founders and are significant stockholders of SGRP, Mr. Brown was Chairman and an officer and director of SGRP through May 3, 3018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP.  Mr. Brown beneficially owns approximately 33.6% (or 6.9 million shares of the SGRP Common Stock); and Mr. Bartels beneficially owns approximately 25.6% (or 5.3 million shares) of the SGRP Common Stock; which amounts were calculated using their individual beneficial ownerships and the total outstanding ownership (20.6 million shares) of the SGRP Common Stock on a non-diluted basis at December 31, 2017.  This means that together Mr. Brown and Mr. Bartels (the "Majority Stockholders") beneficially own a total of approximately 59.2% (or 12.2 million shares) of the SGRP Common Stock and have, when they act together, and under certain circumstances Mr. Brown acting alone may have, the ability to control the election or removal of directors, the approval or disapproval of acquisitions, mergers, and all other matters that must or could be approved by the Company's stockholders.

On June 1, 2018, the Majority Stockholders each filed an amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert … with respect to certain matters," including (without limitation) to remove and appoint directors by written consent.  On June 29, 2018, and July 5, 2018, SGRP received Written Consents from the Majority Stockholders endeavoring to unilaterally approve the selection, appointment and election of Mr. Jeffrey Mayer as a director of SGRP and remove Lorrence Kellar as an independent director, which is being contested.  See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters -- Board Seating Litigation, above.

SPAR Group, Inc. and Subsidiaries

On August 6, 2018, the Majority Stockholders each filed an another amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert … with respect to certain matters," including (without limitation) to adopt through a written consent proposed amendments to SGRP's By-Laws.  On August 6, 2018, and September 18, 2018, SGRP received Written Consents from the Majority Stockholders endeavoring to unilaterally change SGRP's By-Laws in order to (among other things) weaken the independence of the Board through new supermajority requirements and stockholder only approvals and eliminate the Board's independent majority requirement, all in order to further benefit themselves, which are being contested by SGRP.  See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters -- Stockholder By-Laws Litigation, above.

In any event, Mr. Brown and Mr. Bartels continue to have significant influence and leverage over the Company's business and operations and the outcome of the Company's corporate operations, acquisitions and other actions, including those involving stockholder approvals.  The interests of the Majority Stockholders (such as eliminating Board independence, exerting more control through the related party payments and new retirement benefits for Mr. Brown repeatedly sought by them) may be materially different  from time to time from, and potentially in conflict with, the interests of other stockholders, and ownership concentration could cause, delay or prevent a change in the Company's control or otherwise discourage the Company's potential acquisition by another person, any of which could cause the market price of the SGRP Common Stock to decline and that decline could be significant.

The Company has devoted, and must continue do devote, significant management time and legal and financial resources to respond to and deal with the frequent and repeated claims, responses and actions by the Majority Stockholders (individually and on behalf of SBS, SAS and Infotech), which appear to be increasing in frequency and intensity, and which if continuing without resolution (see Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters -- Stockholder By-Laws Litigation, above) could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks of a Nasdaq Delisting and Penny Stock Trading

On August 6, 2018, and September 18, 2018, SGRP received the Written Consents from the Majority Stockholders in which the Majority Stockholders attempted to change SGRP's By-Laws in order to (among other things) weaken the independence of the Board through new supermajority requirements and stockholder only approvals and eliminate the Board's independent majority requirement, all in order to further benefit themselves (the "Proposed Amendments").  SGRP is contesting the Proposed Amendments pursuant to the By-Laws Complaint.  See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters -- Stockholder By-Laws Litigation, above.

On June 29, 2018, and July 5, 2018, SGRP received Written Consents (the "Director Consent") in lieu of a meeting of stockholders from Robert G. Brown and William H. Bartels, the holders of a combined 59% of the issued and outstanding shares of Common Stock (together, the "Majority Stockholders").  The Director Consent adopted resolutions which unilaterally approved the selection, appointment and election of Mr. Jeffrey Mayer and the Removal of Lorrence Kellar as an independent director, which is being delayed during the pending 225 Action in Delaware.   See Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters – Board Seating Litigation, above.

As noted in the By-Laws Complaint, the changes in SGRP's By-Laws sought to be made by the Majority Stockholders in their Proposed Amendments also would effectively block the declared determination and intention of the Board to increase the Board size to nine and add two new independent directors to maintain majority independence for the Board, as a result of earlier Director Consent by the Majority Stockholders seeking to remove Lorrence Kellar as an independent director from the Board and its Committees and add Jeffery Mayer as a non-independent director to the Board (as reported in SGRP's Current Report on Form 8-K as filed by SGRP with the SEC on July 6, 2018).  As a result of the Majority Stockholders' proposed actions, the Board would lack a majority of independent directors and may face compliance issues with Nasdaq.  In fact, Nasdaq has already contacted SGRP to confirm that Jeffery Mayer had not yet been seated and that SGRP's Board continued and would continue to have a majority of independent directors.

SPAR Group, Inc. and Subsidiaries

If SGRP loses the 225 Action and Mr. Kellar is removed from and Mr. Mayer is added to the Board. SGRP's Board will no longer comply with the majority independent director requirement for continued listing set forth in Rule 5605(b)(1) of the Nasdaq Listing Rules, which requires that independent directors be a majority of the SGRP Board of Directors (known as the "Independent Majority Rule") and will likely receive a Deficiency Letter from Nasdaq indicating that failure.  Although independent directors will not be a majority of the SGRP Board under those circumstances, the only members of SGRP's Audit, Compensation, Governance and Special Committees will continue to be independent directors.  Upon receipt of that Deficiency Letter, SGRP will have a six month grace period to regain compliance with the Independent Majority Rule (which SGRP may do by adding an independent director to or removing a non-independent director from SGRP's Board), and if SGRP does not regain compliance with the Independent Majority Rule prior to the expiration of that grace period, SGRP's securities are subject to delisting from Nasdaq (which may be appealed).

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

Date: November 19, 2018	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer and Secretary