Form 10-K
period 2018-12-31
SPAR GROUP INC
filed 2019-04-15
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number 0-27408

SPAR GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0684451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Westchester Avenue, Suite 204, White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (248) 364-7727

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

Name of exchange on which registered: The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐  NO   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)  YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on June 30, 2018, based on the closing price of the Common Stock as reported by the Nasdaq Capital Market on such date, was approximately $7.4 million.

The number of shares of the Registrant's Common Stock outstanding as of March 22, 2019, was 20,776,588 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2019 Annual Meeting of Stockholders scheduled to be held on May 16, 2019, which will be subsequently filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2018 (this "Annual Report"), contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on or about May 16, 2019 (the "Proxy Statement"), which SGRP expects to file on or about April 22 2019, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

You should carefully review and consider the Company's forward-looking statements (including all risk factors and other cautions and uncertainties) and other information made, contained or noted in or incorporated by reference into this Annual Report, the Proxy Statement and the other applicable SEC Reports, but you should not place undue reliance on any of them. The results, actions, levels of activity, performance, achievements or condition of the Company (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition) and other events and circumstances planned, intended, anticipated, estimated or otherwise expected by the Company (collectively, "Expectations"), and our forward-looking statements (including all Risks) and other information reflect the Company's current views about future events and circumstances. Although the Company believes those Expectations and views are reasonable, the results, actions, levels of activity, performance, achievements or condition of the Company or other events and circumstances may differ materially from our Expectations and views, and they cannot be assured or guaranteed by the Company, since they are subject to Risks and other assumptions, changes in circumstances and unpredictable events (many of which are beyond the Company's control). In addition, new Risks arise from time to time, and it is impossible for the Company to predict these matters or how they may arise or affect the Company. Accordingly, the Company cannot assure you that its Expectations will be achieved in whole or in part, that it has identified all potential Risks, or that it can successfully avoid or mitigate such Risks in whole or in part, any of which could be significant and materially adverse to the Company and the value of your investment in the Company's Common Stock.

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

PART I

Item 1. Business

THE COMPANY'S BUSINESS GENERALLY

SPAR Group, Inc., a Delaware corporation incorporated in 1995 ("SGRP"), and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), is a diversified international merchandising and marketing services company and provides a broad array of services worldwide to help companies improve their sales, operating efficiency and profits at retail locations.  The Company provides its merchandising and other marketing services to manufacturers, distributors and retailers worldwide, primarily in mass merchandise, office supply, grocery, drug, dollar, independent, convenience, home improvement, and electronics stores.  The Company also provides retailers with new store openings, store remodeling and major reset requirements, as well as furniture and other product assembly services in stores, homes and offices and marketing research services.  The Company has supplied these services in the United States since certain of its predecessors were formed in 1979 and internationally since the Company acquired its first international subsidiary in Japan in May 2001.  The Company currently does business in 10 countries that encompass approximately 50% of the total world population through its operations in the United States, Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

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

SPAR Group believes another significant factor impacting the merchandising and marketing services business is the continued preference of consumers to shop in stores and their tendency to make product purchase decisions once inside the store. Accordingly, merchandising and marketing services and in-store product promotions have proliferated and diversified. Retailers are continually re-merchandising and re-modeling entire departments and stores in an effort to respond to new product developments and changes in consumer preferences. The Company estimates that these activities have increased in frequency over the last few years. Both retailers and manufacturers are seeking third party merchandisers to help them meet the increased demand for these labor-intensive services.

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

The Company's Domestic and International Segments:

In order to cultivate and expand the Company's merchandising and marketing service businesses in both domestic and foreign markets, and ensure a consistent approach to those businesses worldwide, the Company has historically divided its world focus into two geographic areas, the United States, which is the sales territory for its Domestic Division, and all locations outside the United States, which are the sales territories for its International Division.  To that end, the Company also (1) provides to all of its locations its proprietary internet, digital  and mobile based operating, scheduling, tracking and reporting systems (including language translations, ongoing client and financial reports and ongoing IT support), (2) provides and requires all of its locations to comply with the Company's financial reporting and disclosure controls and procedures, Ethics Code (as defined in Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions, below) and other policies, (3) provides accounting and auditing support and tracks and reports certain financial and other information separately for those two divisions, and (4) has management teams in its corporate offices responsible for supporting and monitoring the management, sales, marketing and operations of each of the Company's international subsidiaries and maintaining consistency with the Company's other subsidiaries worldwide.

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

The Company's international business is conducted through a foreign subsidiary incorporated in its primary territory. The primary territory establishment date (which may include predecessors), the percentage of the Company's equity ownership, and the principal office location for its US (domestic) subsidiaries and each of its foreign (international) subsidiaries is as follows:

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
Domestic
United States of America	1979	100%	White Plains, New York
National Merchandising Services, LLC	2012	51%	Fayetteville, Georgia
Resource Plus of North Florida, Inc.	2018	51%	Jacksonville, Florida
International
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Vaughan, Ontario, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
China	March 2010	51%	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51%	Istanbul, Turkey
Brazil	September 2016	51%	Sao Paulo, Brazil

Financial Information about the Company's Domestic and International Segments:

The Company provides similar merchandising and marketing services throughout the world, operating within two reportable segments, its Domestic and International Divisions (as described above). The Company tracks and reports certain financial information separately for these two segments using the same metrics. The primary measurement utilized by management is operating profit level, historically the key indicator of long-term growth and profitability, as the Company is focused on reinvesting the operating profits of each of its international subsidiaries back into local markets in an effort to improve its market share and continued expansion efforts. Certain financial information regarding each of the Company's two segments, which includes their respective net revenues and operating income for each of the years ended December 31, 2018 and 2017, and their respective assets as of December 31, 2018 and 2017, is provided in Note 12 to the Company's Consolidated Financial Statements – Segment Information, below.

The Company's Business Strategies

As the marketing services industry continues to expand both in the United States and internationally, many large retailers and manufacturers are outsourcing their merchandising and marketing service needs to third-party providers. The Company believes that offering marketing services on a national and global basis will provide it with a competitive advantage. Moreover, the Company believes that successful use of and continuous improvements to a sophisticated technology infrastructure, including the Company's proprietary global internet, digital and mobile technological systems (including servers and other hardware) and its logistical, communication, scheduling, tracking, reporting and accounting software and applications (the "Global Technology Systems"), is key to providing clients with a high level of client service while maintaining efficient, lower cost operations. The Global Technology Systems use proprietary software and applications of the Company as well as software (including operating system, office, exchange, data base and server programs) licensed and hardware purchased or leased from third parties and internet and telecommunication services provided by third parties.  The Global Technology Systems can be accessed through the computers or mobile devices of its authorized personnel and clients and allows the Company to communicate with field management, schedule the store-specific field operations more efficiently, receive information, incorporate, quantify the benefits of its services to clients faster, respond to clients' needs quickly and rapidly implement client programs.  The Company's objective is to continue to expand international retail merchandising and marketing services by pursuing its operating and growth strategy, as described below.

Increasing the Company's Sales Efforts:

The Company is seeking to increase revenues from its current clients, as well as to establish long-term relationships with new clients (many of which currently use other merchandising companies for various reasons). In addition to expanding its direct sales efforts, the Company is working to strengthen the senior executive relationships between the Company and its clients, is executing a marketing plan to expand the Company's presence in media and client channels, and is receiving and responding to an increasing number of requests for proposals ("RFPs") from potential and existing clients. The Company believes its technology, field implementation and other competitive advantages will allow it to capture a larger share of this market over time. However, there can be no assurance that any increased sales will be achieved.

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

Leveraging and Improving on the Company's Technological Strengths:

The Company believes that providing merchandising and marketing services in a timely, accurate and efficient manner, as well as delivering timely, accurate and useful reports to its clients, are key components that are and will continue to be critical to the Company's success. The Company's Global Technology Systems improve the productivity of the services provided by merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), whose services are provided to the Company by an independent third party (the "Independent Field Vendor"), to permit another independent third party (the "Independent Field Administrator") to locate, schedule, deploy and administer domestic Field Specialists using such vendor's local, regional, district and other personnel (each a "Field Administrator"), and to provide timely data to the Company's clients. Field Specialists use smartphones, tablets, laptops, and personal computers to report (through the internet or mobile or telecommunication networks) the status of each store or client product serviced into the Company's Global Technology Systems. Field Specialists report on a variety of issues such as store conditions and status of client products (e.g. out of stocks, inventory, display placement) or they may scan and process new orders for certain products.

The Company's Global Technology Systems include an automated labor tracking system for the Field Specialists to communicate work assignment completion information (via the internet or other telecommunication infrastructure) by using, among other things, smartphones, laptops and personal computers, cellular telephones or landlines.  This tracking system enables the Company to report hours and other completion information for each work assignment on a daily basis and provides the Company with daily, detailed tracking of service completion. This information is analyzed and displayed in a variety of reports that can be accessed by both the Company and its clients via a secure website. These reports can depict the reported status of merchandising projects in real-time. This tracking technology also allows the Independent Field Vendor and Independent Field Administrator to schedule the Field Specialists more efficiently, quickly quantify the status and benefits of the Company's services to clients, rapidly respond to clients' needs and rapidly implement programs.

Industry sources indicate that clients are increasingly relying on merchandising and marketing service providers to supply rapid, value-added information regarding the results of the clients' merchandising and marketing expenditures on sales and profits.  The Company intends to continue to utilize its Global Technology Systems to enhance the Company's efficiency and ability to provide real-time data to its clients as reported to the Company, as well as, maximize the speed of communication with logistical deployment of and reporting from the Field Specialists. The Global Technology Systems can be accessed through the computers or mobile devices of its authorized personnel and clients and allows the Company to communicate with the Independent Field Vendor and Independent Field Administrator to schedule the store-specific field operations more efficiently, receive information, incorporate, quantify the benefits of the Company's services to clients faster, respond to clients' needs quickly and implement client programs rapidly.

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

Portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") currently included in the Company's Global Technology Systems are co-owned by the Company and the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR InfoTech, Inc. ("Infotech"). The Company's Global Technology Systems (including the Co-Owned Software) are maintained and further developed and improved by the Company at its own expense at a cost of $1.3 and $1.0 million in 2018 and 2017, respectively. See "An Overview of the Merchandising and Marketing Services Industry", above, and " The Company's Competition", below, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Other Related Party Transactions and Arrangements, below.

On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada, and as a result, SBS' rights in the Co-Owned Software and Licensed Marks are assets of SBS' estate, subject to sale or transfer in any court approved reorganization or liquidation, and could be acquired by competitors or other adverse or unsavory parties. In addition, Infotech is currently suing the Company in New York and threatening to sue the Company in Romania. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, Infotech Litigation Against SGRP and SBS Bankruptcy, below. See also Dependence Upon and Risks of Services Provided by Independent Contractors, Potential Conflicts with Affiliates, and Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts in Item 1A -- Risk Factors, below.

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

One key to the Company's domestic and international expansion strategy is its emphasis on developing, maintaining, improving, deploying and marketing its Global Technology Systems that run on and are developed, managed, maintained and controlled worldwide from the Company's information and technology control center in Auburn Hills, Michigan, U.S.A. The Company's Global Technology Systems are accessible through computers and mobile devices by the local representatives of the Company and its clients in order to enhance local operations, give the Company an important marketing distinction and advantage over its competitors (such as real-time access to field reporting), and provide the Company with a technological means to exercise its supervision and control over its subsidiaries, both domestic and international. The Company provides access to its Global Technology Systems for its worldwide operations through its control center on a real-time basis 24/7/365. In addition, this strategy is strengthened internationally by the Company's internally developed translation software, which allows its current and future programs included in its Global Technology Systems to be available in any language for any market in which it currently operates or desires to enter in the future. See Item 1 - Business - Leveraging and Improving on the Company's Technological Strengths, above, and The Company's Trademarks and Technology, below.

Another key to the Company's international and domestic expansion is its strategy of seeking a minority (i.e., non-controlling) investor that is experienced (directly or through its principals) in the local area and not otherwise affiliated with the Company (each a "Local Investor") for each new consolidated joint venture subsidiary acquired by the Company.  The Company supervision and control over each such consolidated subsidiary is strengthened through its subsidiary documentation and the use of its Global Technology Systems.  The Company's supervision and control is further strengthened by its company-wide executive management, administrative support, accounting oversight, procedures and controls (financial and reporting), and corporate codes and policies that apply to each such subsidiary (the Company's "Global Administration", and together with its Global Technology Systems, the Company's "Global Contributions").  The Company also seeks to own a majority (at least 51%) of such a subsidiary's equity while the Local Investor purchases a minority equity interest in it (49% or less). Since 2014 the Company has sought (in the governing documents for each new acquisitions or reorganization) to have a majority of the members of such subsidiary's board of directors, to have all quorums and matters decided by a simple majority of its equity or directors, and to have such subsidiary agree to be bound by the Company's financial and reporting controls and procedures, Ethics Code, and other corporate codes and policies.  In addition to its equity participation, a Local Investor provides certain services and the useful local attention, perspective and relationships of a substantial (although non-controlling) equity owner with a strong financial stake in such subsidiary's success (the "Local Contributions").  The Local Investor also often contributes an existing customer base and a seasoned operating infrastructure as additional Local Contributions to the subsidiary in which it invests. As of the date of this Annual Report, National Merchandising Services, LLC and Resource Plus of North Florida, Inc., in the U.S.A. (see below) and each of the Company's international operating subsidiaries (other than those in Canada and Japan) has a Local Investor.  See Item 1A - Risk Factors - Risks Associated with International and Domestic Subsidiaries, Risks of Having Material Local Investors and Local Executives in International and Domestic Subsidiaries, Risks Associated with Foreign Currency and Risks Associated with International Business, Note 2 to the Company's Consolidated Financial Statements – Summary of Significant Accounting Policies: Principles of Consolidation, Accounting for Joint Venture Subsidiaries, Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - International Related Party Services and Related Party Transactions and Arrangements in the Brazil Acquisition, Note 13 to the Company's Consolidated Financial Statements – Purchase of Interests in Subsidiaries, below.

Descriptions Of The Company's Services

The Company currently provides a broad array of domestic and international services to some of the world's leading companies. The Company believes its full-line capabilities provide fully integrated solutions that distinguish the Company from its competitors. These capabilities include the ability to respond to multi-national client RFPs, to develop plans at one centralized location, to effect chain-wide execution, to implement rapid, coordinated responses to its clients' needs and to report on a real time basis throughout the world. The Company also believes its international presence, industry-leading technology, centralized decision-making ability, local follow-through, ability to perform large-scale initiatives on short notice, and strong retailer relationships provide the Company with a significant advantage over local, regional or other competitors.

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

Retail New Store Openings and Remodeling Services:

Retailer specific services consist primarily of in-store services initiated by retailers, such as new store openings, new store sets and existing store resets and remodels, under annual or stand-alone project contracts or agreements.

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

The Company did not have any clients that represented 10% or more of the Company's net revenue for the years ended December 31, 2018 and 2017.

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

The Company's Trademarks and Technology

The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly, efficiently and consistently over a wide geographic area. Certain of the Company's "SPAR" trademarks (the "Licensed Marks") are licensed (i) for use in the United States royalty free and in perpetuity pursuant to license agreements that commenced in 1999 with its affiliates, SBS and Infotech and through SBS its other affiliate, SAS, is permitted to use the Licensed Marks (as defined in RELATED PARTIES AND RELATED PARTY LITIGATION, in Item 3, below), (ii) for use worldwide royalty free and in perpetuity pursuant to informal license arrangements with its wholly owned subsidiaries, (iii) for use in their respective jurisdictions royalty free pursuant to license agreements for limited terms with its joint venture subsidiaries (executed contemporaneously with their respective joint venture agreements), and (iv) in the United States for limited terms and modest royalties pursuant to license agreements with the Independent Field Vendor and Independent Field Administrator respectively providing Field Specialists and Field Administrators to the Company domestically that commenced in 2018.  Portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") currently included in the Company's Global Technology Systems are co-owned by the Company, SBS and Infotech. The Company's Global Technology Systems (including the Co-Owned Software) are maintained and further developed and improved by the Company at its own expense at a cost of $1.3 and $1.0 million in 2018 and 2017, respectively. Except for SBS and Infotech (who don't need such software licenses because of their co-ownership), each subsidiary and vendor trademark license and arrangement also licenses the Co-Owned Software to the licensee. See An Overview of the Merchandising and Marketing Services Industry, The Company's Competition, and Leveraging and Improving on the Company's Technological Strengths, in this Item 1 above, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Other Related Party Transactions and Arrangements, below.

On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada, and as a result, SBS' rights in the Co-Owned Software and Licensed Marks are assets of SBS' estate, subject to sale or transfer in any court approved reorganization or liquidation, and could be acquired by competitors or other adverse or unsavory parties. In addition, Infotech is currently suing the Company in New York and threatening to sue the Company in Romania. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, Infotech Litigation Against SGRP and SBS Bankruptcy, below. See also Dependence Upon and Risks of Services Provided by Independent Contractors, Potential Conflicts with Affiliates and Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts in Item 1A -- Risk Factors, below.

The Company's Labor Force

Worldwide the Company utilized a labor force of approximately 19,900 people in 2018, including the services of Field Specialists and Field Administrators furnished by independent third parties.

The Company executes and administers its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and substantially all of the Field Administrators are in turn are employed by other independent third parties.

As of December 31, 2018, the Company's Domestic Division's labor force totaled approximately 4,600 including the services of Field Specialists and Field Administrators furnished by independent third parties.  The Company's Domestic Division employed a labor force of 531 individuals, 486 full-time employees and 45 part-time employees engaged in domestic operations. In the Company's Domestic Division, the Company's merchandising, audit, assembly and other services for its domestic clients are performed by Field Specialists provided by independent third parties, approximately 4,100 of whose services were supplied to the Company since August 2018 by a new independent vendor (the "Independent Field Vendor") under contract and license with the Company (and to the Company's knowledge substantially all of whom were engaged as independent contractors by that vendor).  The Field Administrators are provided by other independent third parties, 64 of whom were supplied to the Company since August 2018 by another new independent vendor (the "Independent Field Administrator") under contract and license with the Company.  Prior to August 2018, substantially all of the Company's domestic Field Specialists were supplied by the Company's independent affiliate, SPAR Business Services, Inc. ("SBS"), and substantially all of the Company's domestic Field Administrators were supplied by another of the Company's independent affiliates, SPAR Administrative Services, Inc. ("SAS").  The Company stopped using the services of SBS and SAS after July 2018.  See Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below. See also Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, below.

In part as a result of the Clothier Determination (see Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters – Clothier Case, below),the Company, with the approval of SGRP's Board of Directors (the "Board") and SGRP's Audit Committee, began an extensive re-programming of its proprietary field service software to accommodate scheduling and compensating a field workforce of part time employees and in May of 2018 shifted to an all employee servicing model for Field Specialist services to support the performance of the Company's services in California for clients in this critical market.  Management currently estimates that the potential incremental annual cost of this change in California from third party independent contractors to Company employees is between approximately $275,000 and $325,000.  The Company continues to reevaluate its business model of using third party independent contractors as Field Specialists elsewhere (whether or not provided by others) in light of changing client requirements and legal and regulatory environments and intends to begin testing an employee based model nationally for certain domestic clients that are requiring the Company to use employees as Field Specialists.  The Company expects that using employees as Field Specialists in additional states will cost substantially more than using third party independent contractors for the same services.  See Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below.

As of December 31, 2018, the Company's International Division's labor force totaled 15,300. Approximately 1,070 individuals were engaged locally by its foreign subsidiaries, 1,058 full-time and 18 part-time employees.  The International Division's field force consisted of approximately 14,200 Field Specialists engaged locally by our foreign subsidiaries in their respective international operations.  See Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - International Related Party Services, below.

The Company considers its relations with its own employees and independent vendors to be generally good.

Internet Address

The Company's website can be found at: http://www.sparinc.com, and the Company's SEC filings are available on that website under the Tab SEC Filings.

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

The following are some of the important Risks faced by the Company, but they are not all of the Risks facing the Company. Those Risks listed below are in addition to the Risks and other information contained elsewhere in this Annual Report, the Proxy Statement and the Company's other SEC Reports, and all of them should be carefully considered in evaluating the Company and its business. If any of those Risks occur or become more significant (in whole or in part), or if any presently unknown Risk occurs, it could materially and adversely affect the results, actions, levels of activity, performance, achievements or condition of the Company (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition).

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

Dependence on Largest Customer and Large Retail Chains

As discussed above in Company's Customer Base, the Company currently does not have a significant customer concentration. However, there can be no assurance that the Company will be able to obtain new business, renew existing client contracts at the same or higher levels of pricing or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. In addition, consolidation by the Company's clients in the industries it serves could result in our losing business if the combined entity chooses a different provider, and the bankruptcy of a significant customer could result in the loss of substantial receivables or the return of substantial recent payments. The loss of any of its customers, the loss of the ability to provide merchandising and marketing services in those chains, the loss of substantial receivables or payments, or the failure to attract new large clients could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Dependence on Trend Towards Outsourcing

The business and growth of the Company depends in large part on the continued trend toward outsourcing of merchandising and marketing services, which the Company believes has resulted from the consolidation of retailers and manufacturers, as well as the desire to seek outsourcing specialists to reduce fixed operation expenses and concentrate internal staff on customer service and sales. There can be no assurance that this trend in outsourcing will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend generally, or a trend in the retail, manufacturing or business services industry not to use, or to reduce the use of, outsourced marketing services such as those provided by the Company, could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Dependence on Retailers with Physical Stores

Retailers with physical store locations are facing increasing consolidation and competition from virtual stores. Some retailers with physical stores have failed, others are struggling, and others are merging in this highly competitive environment. Although the Company's merchandising services help physical retailers in successfully competing against virtual stores, and the Company provides assembly and other services utilized by online retailers, the Company's business and growth depends in large part on the continuing need for in-store merchandising of products and the continuing success of retailers with physical store locations. There can be no assurance that the in-store merchandising of products will increase or even continue at current levels or that retailers with physical store locations will continue to compete successfully in those stores, and some retailers are shifting their sales focus to their virtual online stores. A significant decrease in such need for in-store merchandising or success of such physical stores could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Failure to Successfully Compete

The merchandising and marketing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal merchandising and marketing operations of its existing and prospective clients; (iii) independent brokers; and (iv) smaller regional providers. Remaining competitive in the highly competitive merchandising and marketing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to successfully compete, it could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

If certain competitors were to combine into integrated merchandising and marketing services companies, or additional merchandising and marketing service companies were to enter into this market, or existing participants in this industry were to become more competitive, it could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks of Losses and Financial Covenant Violations

In the past, the Company has suffered operating losses and may suffer operating losses in the future.  In addition, certain one-time charges and adverse operating results during 2017 and 2018 have resulted in the Company being in default of certain of its financial covenants.

The Company changed its domestic lender in April 2019 and entered into a new credit facility with increased availability and improved financial and other covenants.  If the Company had this new credit facility in place at December 31, 2018, the Company would have been in compliance of all its new domestic lender's bank covenants.  See Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 4 to the Company's Consolidated Financial Statements - Credit Facilities – North Mill Credit Facility, below. There can be no assurances that in the future: that the Company will be profitable; that the Company will not violate covenants of its current or future credit facilities;  that if it does violate them, that the Company's lenders will waive any violations of such covenants;  that the Company will continue to have adequate lines of credit; or that the Company will continue to have sufficient availability under its lines of credit. Accordingly, minimal profitability by the Company, additional one-time charges, and changes in the composition and quality of its borrowing base (see Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.), as well as any failure to maintain sufficient availability or lines of credit from the Company's lenders (which may involve their subjective judgment), could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Variability of Operating Results and Uncertainty in Client Revenue

The Company has experienced and, in the future, may experience fluctuations in quarterly operating results. Factors that may cause the Company's quarterly operating results to vary from time to time and may result in reduced revenue and profits include: (i) the number of active client projects; (ii) seasonality of client products; (iii) client delays, changes and cancellations in projects; (iv) staffing requirements, indemnifications, risk allocations, primary insurance coverages, intellectual property claims, and other contractual provisions and concessions demanded by clients that are unilateral, unreasonable and very time consuming to review and attempt to negotiate; (v) the timing requirements of client projects; (vi) the completion of major client projects; (vii) the timing of new engagements; (viii) the timing of personnel cost increases; (ix) service locations and conditions with higher than contemplated personnel costs (remote areas, higher minimum wages, higher skill sets required, etc.); and (x) the loss of major clients. In addition, the Company is subject to revenue or profit uncertainties resulting from factors such as unprofitable client work (see below) and the failure of clients to pay. These revenue fluctuations could materially and adversely affect the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks of Unprofitable Services

The Company has agreed, and in the future may agree, from time to time to perform services for its clients that become unprofitable even though the Company expected to make a profit when agreeing to perform them.  The Company's services for a particular client or project may be or become unprofitable due to mistakes or changes in circumstance, including (without limitation) any (i) mistakes or omissions made in investigating, evaluating or understanding any relevant circumstance, requirement or request of the Company's client or any aspect of the prospective services or their inherent problems, (ii) mistakes made in pricing, planning or performing the prospective service, (iii) service non-performance, or free re-performance, (iv) changes in cost, personnel, regulations or other performance circumstances, (v) service locations and conditions with higher than contemplated personnel costs (remote areas, higher minimum wages, higher skill sets required, etc.); or (vi) costs of settling or defending indemnifications, risk allocations, primary insurance coverages, intellectual property claims, or other contractual provisions or concessions.  Unprofitable services could reduce the Company's net revenues and, if material in gross amount or degree of unprofitability, could materially and adversely affect the Company or its actual, expected, performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Failure to Develop New Services

A key element of the Company's growth strategy is the development and sale of new services. While several new services are under current development, there can be no assurance that the Company will be able to successfully develop and market new services. The Company's inability or failure to devise useful merchandising or marketing services or to complete the development or implementation of a particular service for use on a large scale, or the failure of such services to achieve market acceptance, could adversely affect the Company's ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected and could limit the Company's ability to significantly increase its revenues and profits.

Return Risks on Software Capital Expenditures

The Company has made and will continue to make significant investments in improving its existing Global Technology Systems and developing new software, applications and systems, which is a complex and lengthy process and totaled $1.3 and $1.0 million in 2018 and 2017, respectively, for capitalized software improvement and development. The Company may not be able to charge its clients for such improvements or otherwise recover its costs, and new developments may never become marketable, chargeable or profitable. However, a failure to improve its existing Global Technology Systems or develop new software, applications or systems could result in a loss of clients.

The failure by the Company to successfully improve its existing Global Technology Systems or develop new software, applications or systems (including unrecovered development costs or client attrition) could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

The successful integration of these acquisitions also involves a number of additional risks, including: (i) conflicts between the clients of the acquired business and the clients of the Company; (ii) the inability to retain the clients of the acquired business; (iii) the lingering effects of poor client relations or service performance by the acquired business, which also may negatively affect the Company's existing business; (iv) the inability to retain over the long term the desirable management, key personnel and other employees of the acquired business; (v) the inability to fully realize the desired efficiencies and economies of scale; (vi) the inability to establish, implement or police the Company's existing standards, controls, procedures and policies on the acquired business; (vii) the diversion of management's attention from the day-to-day business of the Company to acquisition-related matters; and (viii) exposure to client, employee and other legal claims for activities of the acquired business prior to acquisition. In addition, any acquired business could perform significantly worse than expected.

The inability to identify, acquire, finance and successfully integrate such merchandising or marketing services business could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Uncertainty of Financing for, and Dilution Resulting from, Future Acquisitions and Settlements

The timing, size and success of acquisition and litigation settlement efforts and any associated capital commitments cannot be readily predicted. Future acquisitions and litigation settlements may be financed by issuing shares of the SGRP Common Stock, cash, or a combination thereof. If the SGRP Common Stock does not maintain a sufficient market value, or if potential acquisition candidates or litigants are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the sale of their businesses or settlement of their litigation, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for future acquisitions or legal settlements, dilution may be experienced by existing stockholders.  A "super majority" vote of at least 75% of all SGRP directors is now required for any SGRP stock issuance of more than 500,000 SGRP shares (other than pursuant to stockholder approved plans) and such issuance can be blocked by any two directors representing the Majority Stockholders.  In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for its acquisitions or litigation settlements on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Reliance on the Internet and Third Party Vendors

The Company relies on its Global Technology Systems for (among other things) the scheduling, tracking, coordination and reporting of its merchandising and marketing services.  In addition to proprietary software and applications of the Company, the Global Technology Systems uses and relies upon software (including operating system, office, exchange, data base and server programs) licensed and hardware purchased or leased from third parties and internet and telecommunication services provided by third parties, which third party software, hardware and internet and telecommunication services may not continue to be available at all or (if available) at reasonable prices or on commercially reasonable terms. Any defect, error or other performance failure in such third-party software, hardware or service also could result in a defect, error or performance failure in our client services.  Systems can experience excess traffic and related inefficiencies, from increased demand or otherwise, as well as increased cyberattacks by hackers and other saboteurs. To the extent that systems experience increased demands on current capacity and for additional capacity from (among other things) an increase in the numbers of users, frequency or duration of use, bandwidth requirements of software, applications and users (including the increasing demand from the Company's clients for data-intensive as-serviced pictures from the Field Specialists), or internet cyberattacks, there can be no assurance that the Company's technological systems and third party software, hardware and internet and telecommunication providers will continue to be able to support the demands placed on them by such increased demand or negative events.

The Company relies on third-party vendors to provide its internet and telecommunication network access and other services used in its business, and the Company has no control over such third-party providers. Additionally, a cybersecurity breach that results in unauthorized access to sensitive consumer or corporate information contained in these systems may adversely affect the Company's reputation and lead to claims against it. Such claims could include identity theft or other similar fraud-related claims and claims related to violations of applicable data privacy laws. Any system failure, accident or security breach could result in disruptions to the Company's operations. To the extent that any disruption or security breach results in a loss or damage to the Company's data, or results in inappropriate disclosure of confidential information, it could cause significant damage to the Company's reputation, affect its relationships with its customers, lead to claims against it and ultimately harm its business. In addition, the Company may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Any such software, hardware or service unavailability or unreasonable pricing or terms, defect, error or other performance failure in such third-party software, hardware or service, increased capacity demands, disruption in services, security breach or protective measures could increase the Company's costs of operation and reduce its efficiency and performance, which could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Economic and Retail Uncertainty

The markets in which the Company operates are cyclical and subject to the effects of economic downturns. The current political, social and economic conditions, including the impact of terrorism on consumer and business behavior, make it difficult for the Company, its vendors and its clients to accurately forecast and plan future business activities. Substantially all of the Company's key clients are either retailers or those seeking to do product merchandising at retailers. Should the retail industry experience a significant economic downturn, the resultant reduction in product sales could significantly decrease the Company's revenues. The Company also has risks associated with its clients changing their business plans and/or reducing their marketing budgets in response to economic conditions, which could also significantly decrease the Company's revenues. Such revenue decreases could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Associated with Furniture and Other Related Assembly Services

The Company's technicians assemble furniture and other products in the stores, homes and offices of customers.  Working at a customer's store, home or office could give rise to claims against the Company for errors, omissions or misconduct by those technicians, including (without limitation) harassment, personal injury, death, damage to or theft of customer property, or other civil or criminal misconduct by such technicians.  Claims also could be made against the Company as a result of its involvement in such assembly services due to (among other things) product assembly errors and omissions, product defects, deficiencies, breakdowns or collapse, products that are not merchantable or fit for their particular purpose, products that do not conform to published specifications or satisfy customer expectations, or products that cause personal injury, death or property damage, in each case whether actual, alleged or perceived by customers, and irrespective of how much time may have passed since such assembly.  If such claims are asserted and adversely determined against the Company, then to the extent such claims are not covered by indemnification from the product's seller or manufacturer or by insurance, they could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Associated with Audit Services

The auditing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal auditing operations of its existing and prospective clients; and (iii) smaller regional providers. Remaining competitive in the highly competitive auditing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to successfully compete, it could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Dependence Upon and Risks of Services Provided by Third Party Independent Contractors and Related Litigation

The success of the Company's domestic business is dependent upon the successful execution and administration of its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and substantially all of the Field Administrators are in turn are employed by other independent third parties.

Prior to July 2018, substantially all of the services of the Field Specialists were supplied to the Company by SPAR Business Services, Inc. ("SBS"), the Company's affiliate.  Due to (among other things) the Clothier Determination and the ongoing proceedings against SBS (see SBS Clothier Litigation, SBS Field Specialist Litigation and SBS Bankruptcy, under the caption Legal Proceedings, below), SBS' continued higher charges, and the Company's identification of an experienced Independent Field Vendor who would provide comparable services on substantially better terms, the Company terminated the services of SBS effective July 27, 2018, and the Company has engaged that Independent Field Vendor to replace those field services previously provided by SBS (other than in California, where the Company is using its own employees). Effective August 1, 2018, the Company also has engaged the Independent Field Administrator (see below) on substantially better terms to replace those Field Administrator services formerly provided by SPAR Administrative Services, Inc. ("SAS"), an affiliate of SBS.

The appropriateness of SBS' treatment of its Field Specialists as independent contractors had been periodically subject to legal review or challenge (both currently and historically) by various states and others.  See Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - SBS Bankruptcy, SBS Field Specialist Litigation SBS Clothier Litigation, SGRP Hogan Litigation, and SBS and SGRP Litigation Generally, below. As provided in SBS' Prior Agreement, the Company is not obligated or liable, and the Company has not otherwise agreed and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal review, challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts).  See Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, below.

SBS repeatedly disputed the right of the Company and SGRP's Audit Committee to review and decide whether the reimbursement of any related party defense and other expense reimbursements was in the best interests of the Company.   See Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, below.  As a result of SGRP's separate settlement of the Clothier Case, on June 13, 2018, the Company gave SBS notice that it would no longer reimburse any such legal expenses related to this legal action, and in connection with the termination of SBS' services, which ceased after July 2018, the Company advised SBS that the Company would no longer reimburse any SBS legal defense expenses. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Clothier Litigation, below.

The Company received no services from SBS or SAS after the termination of their respective services took effect.  Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, in connection with any proceedings against SBS, SBS may claim that the Company is somehow liable for any judgment or similar amount imposed against SBS and pursue that claim with litigation. The Company does not believe there is any basis for such claims and would defend them vigorously. There can be no assurance that plaintiffs or someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, or that the Company will be able to successfully defend any claim.  Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

As a result of SBS filing for Chapter 11 bankruptcy (see Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, below), there can be no assurance that SBS will ever be able to fully pay any amounts owed to the Company by SBS and any damage awards resulting from any legal determination adverse to SBS that may result in third party creditors seeking payment from the Company in connection with SBS's bankruptcy case.  Any imposition of such liability on the Company could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

The Company had utilized the services of SBS to support its in-store merchandising needs in California and SBSs' independent contractor classifications had been held invalid in the Clothier Determination (see Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies  --  SBS Field Specialist Litigation and SBS Clothier Litigation, below) and in part as a result of the Clothier Determination (see Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters – Clothier Case, below), the Company determined, with the approval of SGRP's Audit Committee and Board of Directors, and began in May of 2018 to shift to an all employee servicing model for Field Specialists to support the performance of the Company's services in California for clients in this critical market and nationally for certain domestic clients that are requiring the Company to use employees as Field Specialists.  Management currently estimates that the potential incremental annual cost of this change in California from third party independent contractors to Company employees is between approximately $275,000 and $325,000.

Commencing in and since August 2018, the Company engaged an experienced independent vendor (the "Independent Field Vendor") under contract and license to supply the Company with the services of such vendor's Field Specialists (other than in California, where the Company is using its own employees).  The Independent Field Vendor has other significant customers in addition to the Company, performed service for them for years preceding the Company's engagement, and continues to perform service for them.  Additionally, commencing in and since August 2018 the Company engaged another independent vendor (the "Independent Field Administrator") under contract and license to provide the Company with the services of such vendor's Field Administrators.  The services provided by the Independent Field Vendor and the Independent Field Administrator to the Company in the United States are material and there are no assurances that the Company could (if necessary under the circumstances) replace the Field Specialists and Field Administrators currently provided by the Independent Field Vendor and Independent Field Administrator, respectively, in sufficient time to perform its client obligations or at such favorable rates in the event the Independent Field Vendor or the Independent Field Administrator no longer performed those services.

The Company believes that its business model of executing its services domestically (other than in California, where the Company is using its own employees) through independent contractors provided by others is equally effective but inherently less costly than doing so with employees, both under applicable tax and employment laws and otherwise.  However, the Company continues to reevaluate its business model of using third party independent contractors as Field Specialists outside of California in light of changing client requirements and legal and regulatory environments and intends to begin testing an employee based model nationally for certain domestic clients that are requiring the Company to use employees as Field Specialists.  The Company expects that using employees as Field Specialists in additional states will cost substantially more than using third party independent contractors for the same services.  See Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below.

The Independent Field Vendor also utilizes independent contractors to the extent permitted by applicable law, and it is possible that the appropriateness of its treatment of Field Specialists as independent contractors will be periodically subject to legal review or challenge by various states and others.  The Company in its discretion may review and decide each request by the Independent Field Vendor for reimbursement of its legal defense expenses on a case-by-case basis, including the relative costs and benefits to the Company of doing so, but the Independent Field Vendor has agreed that the Company has no obligation to do so.

Although to the Company's knowledge its Independent Field Vendor is not involved in any material proceeding involving its independent contractors, any material legal defense costs of the Independent Field Vendor approved for reimbursement by the Company, or if SBS, SAS, the Independent Field Vendor, any related party or any third party claims that the Company is liable for any legal expenses incurred by such parties in defending any claim or satisfying any judgment against such parties, any judicial determination that the Company is liable for any judgment against the Independent Field Vendor, Independent Field Administrator, SBS, SAS, any related party or other vendor or service provider (in whole or in part), any decrease in the Independent Field Administrator's or the Independent Field Vendor's performance (quality or otherwise), any inability by the Independent Field Administrator or the Independent Field Vendor to execute the services for the Company or to continue with its present business model, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Current material and potentially material proceedings involving independent contractors against SBS and, in one instance, the Company are further described under the caption Legal Proceedings, below and in Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

Potential Conflicts with Affiliates

SBS, SAS, and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP.  SBS, SAS and Infotech are not under the control or part of the consolidated Company and none of them was ever included in the Company's consolidated financial statements. SBS is an affiliate because it is owned by Robert G. Brown, and, through November 2018, was also owned in part by William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Infotech is an affiliate because it is owned by Robert G. Brown and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Mr. Brown and Mr. Bartels are the Majority Stockholders (see below) and founders of SGRP's predecessor, Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP.  Mr. Brown and family members also have been and are stockholders, directors and executive officers of various other affiliates of SGRP.  SBS, SAS and Infotech have been engaged or have threatened to engage in legal proceedings against the Company, which may result in future judgments adverse to the Company.  The Company does not believe there is any reasonable basis for any new such claims and would defend them vigorously. See Legal Proceedings, below and  Dependence Upon and Risks of Services Provided by Third Party Independent Contractors and Related Litigation and Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts, in these Risk Factors above and below, and Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

The Company executes and administers its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and substantially all of the Field Administrators are in turn are employed by other independent third parties.

Prior to August 2018, substantially all of the Company's domestic Field Specialist services were supplied SBS and to the Company's knowledge all of them were engaged as independent contractors by SBS. During this seven month period, SBS provided the services of approximately 3,800 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 27% (or $15.4 million) of the total cost of the Field Specialist services utilized in 2018 by the Company domestically.  SBS during 2017 provided the services of approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost of the Field Specialist services utilized by the Company domestically.

The Field Specialists are located, scheduled, deployed and administered domestically by local, regional, district and other personnel (each a "Field Administrator"), substantially all of whom since August 2018 were provided to the Company and engaged by another new independent vendor under contract and license with the Company.  Prior to August 2018, substantially all of the Company's domestic Field Administrators were supplied by SPAR Administrative Services, Inc. ("SAS").  During this seven month period, SAS provided the services of approximately 52 Field Administrators (all of whom were employed by SAS) representing 53% (or $2.7 million) of the total cost of the Field Administrators utilized in 2018 by the Company domestically.  SAS during 2017 provided the services of approximately 57 Field Administrators (all of whom were employed by SAS) representing 91% (or $4.2 million) of the total cost of the Field Administrators utilized by the Company domestically.

Although neither SBS nor SAS has provided any services to the Company after their service terminations were effective on or shortly before July 31, 2018.  SBS and SAS have apparently continued to operate and claim that the Company owes them for all of their post-termination expenses in perpetuity.  See Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, below.  See also Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, below.

Through December 31, 2018, SBS has invoiced the Company for approximately $120,000, and SAS has invoiced the Company for approximately $76,000.  All such invoices have been rejected by the Company.  The Company has determined that it is not obligated to reimburse any such post-termination expense (other than for potentially reimbursing SAS for mutually approved reasonable short term ordinary course transition expenses in previously allowed categories needed by SAS to wind down its business, if any), and that such a payment would be an impermissible gift to a related party under Company policy and applicable law, which determinations have been supported by SGRP's Audit Committee.  The SBS invoices included legal expenses for its continuing defense in the Clothier Case even though SGRP on June 13, 2018, gave SBS notice that it would no longer reimburse any such expenses as a result of SGRP's separate settlement of the Clothier Case.   See Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, and Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

The Company expects that SBS and SAS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of their post-termination expense, including repeated litigation.  See Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

Accordingly, Management recommended and the Audit Committee agreed that it would be in the best interest of all stockholders: (i) to submit SGRP and SMF claims against SBS in the SBS Chapter 11 Case in order to preserve their value (including as an offset against SBS' claims), particularly since those claims against SBS exceed amounts potentially owed to SBS; (ii) to not voluntarily pay any SBS obligations directly to targeted SBS creditors, as such payments would reduce that offset value (potentially dollar-for-dollar), subvert the bankruptcy process and potentially expose SGRP and SMF to direct future liability (for example, liability for a lawsuit if SGRP voluntarily pays for its defense); and (iii) to only make payments to or on behalf of SBS to the extent proven and required in the SBS Chapter 11 Case or other court with jurisdiction over the dispute.  See Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, below.

Infotech is currently suing the Company in New York seeking reimbursement for approximately $190,000 respecting alleged lost tax benefits and other expenses it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and previously denied by both management and SGRP's Audit Committee, who had jurisdiction because Infotech is a related party.  Infotech also is threatening to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, which the Company vigorously denies.  See Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies -- Infotech Litigation Against SGRP, below.

Portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") are co-owned with SBS and Infotech and each has a license from the Company to use certain "SPAR" trademarks in the United States (the "Licensed Marks").  On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "SBS Chapter 11 Case"), and as a result, SBS' rights in the Co-Owned Software and Licensed Marks are assets of SBS' estate, subject to sale or transfer in any court approved reorganization or liquidation.  See Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy and Infotech Litigation Against SGRP, below.  See also Dependence Upon and Risks of Services Provided by Independent Contractors and Related Litigation, Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts in these Risk Factors, below.

To a lesser extent, conflicts and events could arise with respect to the Company's contracts with joint venture affiliates.  The Company periodically evaluates whether and the extent (if any) to which it continues to operate with such affiliates.  See Note 10 to the Company's Condensed Consolidated Financial Statements - Related Party Transactions - International Related Party Services, below.

Additionally, portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") currently included in the Company's Global Technology Systems are co-owned by the Company and SBS and Infotech, which may result in conflicts arising in the future. See "An Overview of the Merchandising and Marketing Services Industry" and "The Company's Competition", above, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Other Related Party Transactions and Arrangements, below.  Certain of the Company's "SPAR" trademarks (the "Licensed Marks") are also licensed for use (i) in the United States  royalty free and in perpetuity pursuant to license agreements that commenced in 1999 with its affiliates, SBS and Infotech (as defined in Related Parties And Related Party Litigation, in Item 3, below), (ii) worldwide royalty free and in perpetuity pursuant to informal license arrangements with its wholly owned subsidiaries, (iii) in their respective jurisdictions royalty free pursuant to license agreements for limited terms with its foreign joint venture subsidiaries, and (iv) in the United States for limited terms and modest royalties pursuant to license agreements with the Independent Field Vendor and Independent Field Administrator respectively providing Field Specialists and Field Administrators to the Company domestically that commenced in 2018. Except for SBS and Infotech (who don't need such software licenses because of their co-ownership), each subsidiary and vendor trademark license and arrangement also licenses the Co-Owned Software to the licensee.

The Company has contracts with certain international affiliates, including certain service providers to the Company's foreign joint venture subsidiaries. Any disagreement or other dispute in the business relationships arising in connection with such contracts may create a conflict of interest and cause such affiliates to act outside of the best interests of the Company. See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - International Related Party Services, below.

Any litigation with any affiliate, any diminution in the value, availability or usefulness of the Co-Owned Software or Licensed Marks, or any cancellation, other nonperformance or material pricing increase under the Company's arrangements with any vendor, could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Related to the Company's Significant Stockholders and Potential Voting Control and Conflicts

The Company's co-founders, Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders of SGRP.  Mr. Brown was Chairman and an officer and director of SGRP through May 3, 3018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP.  Mr. Brown beneficially owns approximately 32.1% (or approximately 6.7 million shares) of the SGRP Common Stock); and Mr. Bartels beneficially owns approximately 25.5% (or approximately 5.3 million shares) of the SGRP Common Stock; which amounts were calculated using their respective individual beneficial ownership and the total outstanding ownership (approximately 20.8 million shares) of the SGRP Common Stock on a non-diluted basis at December 31, 2018.  This means that together Mr. Brown and Mr. Bartels (the "Majority Stockholders") beneficially own as a group a total of approximately 57.6% (or 12.0 million shares) of the SGRP Common Stock.  If Messrs. Brown and Bartels act together again as group they have, and under certain circumstances if Mr. Brown acts alone he has, the ability to control (or significantly influence in the case of Mr. Brown acting alone) the election or removal of directors, the approval or disapproval of acquisitions, mergers, employee benefit plans, amendments to the Company's charter and/or bylaws, changes in Board size and all other matters that must or could be approved by the Company's stockholders.

On June 1, 2018, the Majority Stockholders each filed an amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters," including (without limitation) to remove and appoint directors by written consent.  On June 29, 2018, and July 5, 2018, SGRP received Written Consents from the Majority Stockholders endeavoring to unilaterally approve the selection, appointment and election of Mr. Jeffrey Mayer as a director of SGRP and remove Lorrence Kellar as an independent director, which was contested and ultimately concluded in a negotiated settlement.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters – Settled Delaware Litigations, below.

On August 6, 2018, the Majority Stockholders each filed another amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters," including (without limitation) to adopt through a written consent proposed amendments to SGRP's By-Laws.  On August 6, 2018, and September 18, 2018, SGRP received Written Consents from the Majority Stockholders endeavoring to unilaterally change SGRP's By-Laws in order to (among other things) weaken the independence of SGRP's Board of Directors (the "Board") through new supermajority requirements and stockholder only approvals and eliminate the Board's independent majority requirement, all in order to further benefit themselves, which was contested by SGRP and ultimately concluded in a negotiated settlement.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies-- Legal Matters -- Settled Delaware Litigations, below.

On January 25, 2019, the Majority Stockholders each filed another amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters", including various listed items.

Mr. Brown and Mr. Bartels continue to have significant influence and leverage over the Company's business, corporate governance and other significant actions, including those involving stockholder approvals. A "super majority" vote of at least 75% of all SGRP directors is now required under the Restated By-Laws for any committee assignment, SGRP stock issuance of more than 500,000 SGRP shares (other than pursuant to stockholder approved plans), or By-Laws changes, which can be blocked by any two directors representing the Majority Stockholders.  The interests of the Majority Stockholders (such as changing Board composition and potentially weakening its independence, obtaining related party payments previously denied by the Company and Audit Committee and obtaining new retirement benefits for Mr. Brown previously denied by the Company and Compensation Committee) may be materially different  from time to time from, and potentially in conflict with, the interests of other stockholders, and ownership concentration could cause, delay or prevent a change in the Company's control or otherwise discourage the Company's potential acquisition by another person, any of which could cause the market price of the SGRP Common Stock to decline and that decline could be significant.

Mr. Brown and Mr. Bartels continue to request material payments from the Company for various reasons, which they appear to believe involves several million dollars directly or indirectly owed to them, and which they have said they will litigate to obtain.  The Company believes that there may be some justification for some small amount of payments to certain of their related parties (other than SBS) (see Potential Conflicts with Affiliates, above).  As the Majority Stockholder group, Mr. Brown and Mr. Bartels also recently have stated their desire to increase SGRP's Board size to nine, and to add two new directors of their choosing, and SGRP's Governance Committee has been in discussion with them to evaluate the independence of the proposed nominees with a goal of maintain a majority of independent directors on the Board (as required by Nasdaq).  Acting as a group, Mr. Brown and Mr. Bartels could remove all or any part of the current Board by voting "no" for targeted incumbents in the upcoming annual stockholders meeting or by executing more written consents.  With fewer or no independent directors on the Board, Mr. Brown and Mr. Bartels could eventually be able to pay themselves without any effective restriction.  In an effort to bring stability to the Company and Board for a reasonable period of time and avoid future costly litigation, the Company has been seeking and will continue to seek a settlement with Mr. Brown and Mr. Bartels that: (i) the Company can afford; (ii) is approved as a related party transaction by SGRP's Audit Committee as fair; appropriate and beneficial to the Company and all of its stockholders; (iii) is acceptable to the Company's domestic lender; (iv) releases the Company from current and future claims and litigation involving Mr. Brown, Mr. Bartels and their affiliates; and (v) stabilizes the Board and Company for a reasonable number of years.

There can be no assurance that the Majority Stockholders will refrain from together taking any further unilateral action through their written consents or otherwise.  If such actions by the Majority Stockholders continue in the future, the Company must continue do devote significant management time and legal and financial resources, which would otherwise be spent on the Company's day-to-day business operations, to respond to and attempt to resolve the frequent claims, responses and actions by the Majority Stockholders (individually and on behalf of SBS, SAS and Infotech), which have been increasing in frequency and intensity.  If the Majority Stockholders continue to together take such unilateral actions without restriction (see Note 6 to the Company's Consolidated Financial Statements -  Commitments and Contingencies -- Legal Matters – Delaware Litigations Settlement, below), it could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks of Common Stock Ownership

Dividends on SGRP Common Stock are discretionary, have never been paid, are subject to restrictions in the Company's credit facilities and applicable law and can only be paid to the holders of SGRP Common Stock if the accrued and unpaid dividends and potential dividends are first paid to the holders of the Series A Preferred Stock.  In the event of the Company's liquidation, dissolution, or winding-up, the holders of Common Stock are only entitled to share in the Company's assets, if any, that remain after the Company makes payment of and provision for all of the Company's debts and liabilities and the liquidation preferences of all of the Company's outstanding Preferred Stock.  There can be no assurance that sufficient funds will remain in any such case for dividends or distributions to the holders of SGRP Common Stock.  A "super majority" vote of at least 75% of all SGRP directors is now required for any SGRP stock issuances of more than 500,000 shares (other than pursuant to stockholder approved plans), which issuance can be blocked by any two directors representing the Majority Stockholders.

Risks related to the Company's Preferred Stock

The Company's ability to issue or redeem Preferred Stock, or any rights to purchase such shares, could discourage an unsolicited acquisition proposal.  For example, the Company could impede a business combination by issuing a series of preferred stock containing class voting rights that would enable the holders of such preferred stock to block a business combination transaction.  Alternatively, the Company could facilitate a business combination transaction by issuing a series of preferred stock having sufficient voting rights to provide a required percentage vote of the stockholders.  Additionally, under certain circumstances, the Company's issuance of preferred stock could adversely affect the voting power of the holders of the SGRP Common Stock.  SGRP's Board could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of SGRP's stockholders may believe to be in their best interests or in which SGRP's stockholders may receive a premium for their stock over prevailing market prices of such stock.  A "super majority" vote of at least 75% of all SGRP directors is now required for any SGRP preferred stock issuance, which issuance can be blocked by any two directors representing the Majority Stockholders.

Risks of Illiquidity in SGRP Common Stock

The market price of SGRP Common Stock has historically experienced and may continue to experience significant volatility. During the year ended December 31, 2018, the sale price of SGRP Common Stock fluctuated from $0.45 to $3.75 per share. The Company believes that its Common Stock is subject to wide price fluctuations due to (among other things) the following:

●

The relatively small public float and corresponding thin trading market for SGRP Common Stock, attributable to (among other things) the large block of voting shares beneficially owned by the Company's co-founders (as noted below) and generally low trading volumes, and that thin trading market may cause small trades to have significant impacts on SGRP Common Stock price.

●

The substantial beneficial ownership of the Company's voting stock and potential control by Mr. Robert G. Brown and Mr. William H. Bartels, who are the Company's co-founders. Mr. Bartels is a director and Officer of the Company.  Mr. Brown beneficially owns approximately 32.1% (or 6.7 million shares) of the SGRP Common Stock, and Mr. Bartels beneficially owns approximately 25.5% (or 5.3 million shares) of the SGRP Common Stock, which amounts were calculated using their individual beneficial ownerships and the total outstanding ownership (20.8 million shares) of the SGRP Common Stock on a non-diluted basis at December 31, 2018.  This means that together they and their group beneficially own a total of approximately 57.5% (or 12.0 million shares) of the SGRP Common Stock (see Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, below).

●	The periodic potential risk of the delisting of SGRP Common Stock from trading on The Nasdaq Stock Market LLC ("Nasdaq") (as described below).

●

Any announcement, estimate or disclosure by the Company, or any projection or other claim or pronouncement by any of the Company's competitors or any financial analyst, commentator, blogger or other person, respecting (i) any new service created or improved, significant contract, business acquisition or relationship, or other publicized development by the Company or any of its competitors, or (ii) any change, fluctuation or other development in the Company's actual, estimated or desired affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition or in those of any of the Company's competitors, in each case irrespective of accuracy or validity and whether or not adverse or material.

●

The general volatility of stock markets, consumer and investor confidence, and the general state of the economy (which often affect the prices of stock issued by the Company and many others without regard to financial results or condition).

If the Company issues (other than at fair market value for cash) or the Majority Stockholders sell a large number of shares of SGRP Common Stock, or if the market perceives such an issuance or sale is likely or imminent, the market price of SGRP Common Stock could decline and that decline could be significant.

The Company also has repurchased SGRP Common Stock from time to time, and currently has in place a Repurchase Program (as defined and described in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, below). Those repurchases could adversely affect the market liquidity of the SGRP Common Stock.

In addition, the volatility in the market price of SGRP Common Stock could lead to class action securities litigation that could in turn impose substantial costs on the Company, divert management's attention and resources from the day-to-day operations of the Company's business and harm the Company's stock price, the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks of Dilution

The Company may issue stock options and award restricted stock to directors, officers, employees and consultants in the future at Common Stock per-share exercise prices below the market price(s).  In addition, the Company may issue shares of SGRP Common Stock in the future in furtherance of the Company's acquisitions or development of businesses or assets or litigation settlements. Each of those and other issuances of SGRP Common Stock could have a dilutive effect on the value of currently held shares, depending on the price the Company is paid (or the value of the assets or business acquired) for such shares, market conditions at the time and other factors.  A "super majority" vote of at least 75% of all SGRP directors is now required for any SGRP stock issuance of more than 500,000 shares (other than pursuant to stockholder approved plans), which issuance can be blocked by any two directors representing the Majority Stockholders.

Risks of a Nasdaq Delisting and Penny Stock Trading

SGRP received a notification letter from Nasdaq, dated December 13, 2018 (the "Nasdaq Board Independence Deficiency Letter"), stating that SGRP no longer complied with Nasdaq's majority independent director requirement, as set forth in Nasdaq Listing Rule 5605(b)(1) as a result of the Status Quo Order adding Mr. Jeffrey Mayer to SGRP's Board. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters – Delaware Litigation Settlement, below). See Nasdaq Listing Rule 5605(b)(1) requires a majority of the board of directors of a listed company to be comprised of independent directors, as defined in Rule 5605(b)(1) (the "Board Independence Rule").

On January 31, 2019, SGRP submitted its plan to Nasdaq to regain compliance with the Board Independence Rule (the "Compliance Plan").

In the Compliance Plan, SGRP explained that it had more fully vetted and re-evaluated the independence of Mr. Mayer, based on (among other things) Mr. Mayer's independent business skills, his contribution to the Settlement (as defined in the Compliance Plan) process, his interactions with the Board of Directors of the Corporation (the "Board") over the last five months, and his lack of financial dealings with the Majority Stockholders (as defined in the Compliance Plan), and determined that he has the requisite independence from the management of the Corporation (to be considered an independent director under Rule 5605 (a)(2)) for the purposes of serving on the Board and its Compensation Committee. He will, however, be considered an interested director and excluded from any decision respecting any related party matter (as defined in the Compliance Plan), which are within the Audit Committee's purview, and he is not being appointed to the Audit Committee or the Governance Committee.

On February 5, 2019, Nasdaq sent SGRP a letter (the "Compliance Letter"), stating that Nasdaq "Staff has determined that since the Company's Board of Directors currently consists of four independent and three non-independent directors, it complies with the Rule and this matter is now closed."

SGRP received a notification letter from Nasdaq dated December 10, 2018 (the "Nasdaq Bid Price Deficiency Letter"), stating that SGRP had failed to maintain a minimum closing bid price of $1.00 per share for shares of the SGRP Common Stock for the prior 30 consecutive business days preceding the Nasdaq Bid Price Deficiency Letter (i.e., October 25, 2018 - December 7, 2018) as required by Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule"). The Nasdaq Bid Price Deficiency Letter provides that SGRP has until June 10, 2019, as a grace period to regain compliance with the Bid Price Rule by maintaining a closing bid price of $1.00 per share for a minimum of ten consecutive business days. If at any time during the grace period the bid price of SGRP's Common Stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide SGRP with written confirmation of compliance.

SGRP has not yet regained compliance with the Bid Price Rule, and its failure to do so could lead to the delisting of SGRP's securities.

There can be no assurance that the Company will be able to comply in the future with Nasdaq's Board Independence Rule or Bid Price Rule or other Nasdaq continued listing requirements. If the Company fails to satisfy the applicable continued listing requirement and continues to be in non-compliance with the Bid Price Rule and the applicable six-month grace period ends, Nasdaq may commence delisting procedures against the Company (during which the Company may have additional time of up to six months to appeal and correct its non-compliance).  If the SGRP Common Stock shares were ultimately delisted by Nasdaq, trading of the SGRP Common Stock could be limited to "over-the-counter" trades and the market liquidity of the SGRP Common Stock could be adversely affected, which could result in a decrease in the market price of the SGRP Common Stock due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting.

In addition to the foregoing, if the SGRP Common Stock is delisted from Nasdaq and is traded on the over-the-counter market, the application of the "penny stock" rules could adversely affect the market price of the SGRP Common Stock and increase the transaction costs to sell those shares.  The SEC has adopted regulations which generally define a "penny stock" as any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions.  If the SGRP Common Stock is delisted from Nasdaq and is traded on the over-the-counter market at a price of less than $5.00 per share, the SGRP Common Stock would be considered a penny stock.  Unless otherwise exempted, the SEC's penny stock rules require a broker-dealer, before a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stock and the risks in the penny stock market, the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  Further, prior to a transaction in a penny stock, the penny stock rules require the broker-dealer to provide a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's agreement to the transaction.  If applicable in the future, the penny stock rules may restrict the ability of brokers-dealers to sell the SGRP Common Stock and may adversely affect the ability of investors to sell their shares.

Risk of Failure to Maintain Effective Internal Controls

Establishing and maintaining effective internal control over financial reporting and disclosures are necessary for the Company to provide reliable financial and other reporting in accordance with accounting principles generally accepted and applicable securities and other law in the United States. Because of its inherent limitations, internal controls over financial and other reporting are not intended to provide absolute assurance that the Company could prevent or detect a misstatement of its financial statements or other reports or fraud. Any failure to maintain an effective system of internal control over financial and disclosure reporting could limit the Company's ability to report its financial results and file its other reports accurately and timely or to detect and prevent fraud. A significant financial or disclosure reporting failure or material weakness in internal control over financial or other reporting could cause a loss of investor confidence and a decline in the market price of the SGRP Common Stock. See also Risks of Having Material Local Investors and Local Executives in International and Domestic Subsidiaries, below.

Risks of Having Material Local Investors and Local Executives in International and Domestic Subsidiaries

The Company's international model is to join forces with Local Investors (as defined below) having merchandising service expertise and combine their knowledge of the local market with the Company's proprietary software and expertise in the merchandising business. The Company also has begun to use this model in the United States (see Item 1 – Business - The Company's Domestic and International Segments, above). As a result, each of the Company's international subsidiaries (other than Canada and Japan) and NMS domestically is owned in material part by an entity in the local country where the international or domestic subsidiary resides and that entity is not otherwise affiliated with the Company (e.g., the "Local Investor"). The agreements between the Company and the Local Investor in the respective international or domestic subsidiaries specify, among other things, the equity, programming and support services the Company is required to provide and the equity, credit support, certain services and management support that the Local Investor is required to provide to the international or domestic subsidiary. Certain of those subsidiaries also may be procuring field merchandising execution through affiliates of the applicable Local Investors. The Local Investor or its principal generally is the Chief Executive Officer of the international or domestic subsidiary for an open-ended term and has considerable autonomy and authority over its operations. The Local Investors also may wish to conduct the subsidiary's business differently than desired by the Company. In the event of any disagreement or other dispute in the business relationships between the Company and Local Investor, the Local Investor may have one or more conflicts of interest with respect to the relationship and could cause the applicable international or domestic subsidiary to operate or otherwise act in a way that is not consistent with the Company's instructions or best interests.

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

There can be no assurance that the Company could (if necessary under the circumstances) successfully (i) enforce its legal remedies and stop a Local Investor's principals from leaving the local subsidiary and establishing a competing business, (ii) replace equity, credit support, management, field merchandiser and other services currently provided by any Local Investor in sufficient time to perform its client obligations or (iii) provide these services and or equity in the event the Local Stockholder were to sell its stock or reduce any support to the Company's subsidiary in the applicable country.  Any cancellation, other nonperformance or material change under the subsidiary agreements with Local Investors could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Associated with International and Domestic Subsidiaries

While the Company endeavors to limit its exposure for claims and losses in any international or domestic consolidated subsidiary through contractual provisions, insurance and use of single purpose entities for such ventures, there can be no assurance that the Company will not be held liable for the claims against and losses of a particular international or domestic consolidated subsidiary under applicable local law or local interpretation of any subsidiary agreements or insurance provisions. If any such claims and losses should occur, be material in amount and be successfully asserted against the Company, such claims and losses could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks Associated with Foreign Currency

The Company also has foreign currency risk exposure associated with its international subsidiaries. In 2018, these foreign currency exposures were primarily concentrated in the Mexican Peso, South African Rand, Chinese Yuan, Japanese Yen, Indian Rupee, Canadian Dollar, Australian Dollar, and Brazilian Real.

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

If any developments should occur with respect to any of those international risks and materially and adversely affect the Company's applicable international subsidiary, such developments could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

The following is a list of the headquarter locations for the Company and its international subsidiaries:

DOMESTIC:
White Plains, NY (Corporate Headquarters)
Auburn Hills, MI (Operational Headquarters) Southfield, MI (Worldwide Data Center) Fayetteville, GA Jacksonville, FL

INTERNATIONAL:
Vaughan, Ontario, Canada	Tokyo, Japan	Durban, South Africa
New Delhi, India	Melbourne, Australia	Mexico City, Mexico
Shanghai, China	Istanbul, Turkey	Sao Paulo, Brazil

Item 3. Legal Proceedings

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, resolution of these matters is not anticipated to have a material adverse effect on the Company or its estimated or desired affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

RELATED PARTIES AND RELATED PARTY LITIGATION:

SPAR Business Services, Inc., f/k/a SPAR Marketing Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. (" Infotech "), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Infotech is an affiliate because it is owned by Robert G. Brown and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Transactions, below. Mr. Brown and Mr. Bartels are the Majority Stockholders (see below) and founders of SGRP, Mr. Brown was Chairman and an officer and director of SGRP through May 3, 3018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP.  Mr. Brown and Mr. Bartels also have been and are stockholders, directors and executive officers of various other affiliates of SGRP.

Delaware Litigation Settlement

On January 18, 2019, SGRP, Robert G. Brown, a substantial stockholder of SGRP and former Executive Chairman and director of SGRP, and William H. Bartels, a substantial stockholder of SGRP and current Vice Chairman and director and officer of SGRP (together with Robert G. Brown, the "Majority Stockholders"), and Christiaan Olivier, Chief Executive Officer, President and a Director of SGRP, and all four of the members of the Governance Committee, namely Lorrence T. Kellar, Chairman, and Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (together with Mr. Olivier, the "225 Defendants"), reached a settlement (the "Settlement") in the By-Laws Action and the 225 Action as such terms are defined below (collectively, the "Actions) and had the Actions then dismissed.

On September 4, 2018, SGRP filed in the Court of Chancery of the State of Delaware (the "Court") a claim, C.A. No. 2018-0650, which it amended on September 21, 2018 (the "By-Laws Action "), in a Verified Complaint Seeking Declaratory Judgment and Injunctive Relief against the Majority Stockholders.  SGRP  sought to invalidate the proposed amendments to SGRP's By-Laws put forth in a written consent by the Majority Stockholders (the "Proposed Amendments") because the Board's Governance Committee believed that the Proposed Amendments would have negatively impacted all stockholders (particularly minority stockholders) by (among other things)weakening the independence of the Board through new supermajority requirements, eliminating the Board's independent majority requirement, and subjecting various functions of the Board respecting vacancies on the Board to the prior approval of the holders of a majority of the Common Stock (i.e., the Majority Stockholders), and thus also potentially reducing the representation of SGRP's minority stockholders. Please see Note 9 to the Company's Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters - Stockholder By-Laws Litigation, in the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on November 19, 2018, and the Corporation's Current Report on Form 8-K as filed with the SEC on September 28, 2018.

On September 18, 2018, Robert G Brown (one of the Majority Stockholders) commenced an action in the Court pursuant to 8 Del. C. §225(a) from (C.A. No. 2018-00687-TMR) (the "225 Action") against the 225 Defendants seeking to remove Lorrence T. Kellar from the Board and add Jeffrey Mayer to the Board. Please see Note 9 to the Company's Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters - Board Seating Litigation, in the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on November 19, 2018, ant the Corporation's Current Report on Form 8-K as filed with the SEC on September 28, 2018.

On September 20, 2018, the Court issued a Status Quo Order in the 225 Action (the" Status Quo Order ") that (among other things) seated Jeffrey Mayer on the Board, provided for Lorrence T. Kellar to remain seated on the Board, and effectively increased the Board size from seven to eight for the duration of the order.

The By-Laws Action was dismissed upon the filing of the Stipulation of Dismissal. On January 23, 2019, the Court granted the dismissal of the 225 Action and vacated its previously entered Status Quo Order entered in that action.

As part of the Settlement, on January 18, 2019, the Board of Directors of the Corporation (the "Board") appointed Jeffrey Mayer to the Board and accepted Lorrence T. Kellar's retirement from the Board. The Board also appointed Mr. Mayer to the Board's Compensation Committee on the recommendation of its Governance Committee.

Mr. Mayer was first seated on the Board on November 20, 2018, pursuant to the Status Quo Order (see Settled Actions above), which order has now been vacated.  Mr. Mayer had previously been determined to not be independent because he was unilaterally chosen by the Majority Stockholders, so as a result of the Status Quo Order and resulting change in Board composition, SGRP received a notification letter from Nasdaq dated December 13, 2018, stating that SGRP no longer satisfies Nasdaq's majority independent director requirement (the "Nasdaq Board Independence Deficiency"), as set forth in Nasdaq Listing Rule 5605(b)(1), as more fully described in the Corporation's Current Report on Form 8-K as filed with the SEC on December 14, 2018.

In connection with the Settlement, the Governance Committee re-evaluated the independence of Mr. Mayer, based on (among other things) Mr. Mayer's independent business skills and contribution to the Settlement process, determined that he has the requisite independence from the management of the Corporation except for the Related Party Matters (as defined below), and accordingly Mr. Mayer: (a) will be an independent director for all purposes other than any Related Party Matter; (b) will be a non-independent director respecting any Related Party Matter; and (c) may participate in discussions but will be excluded and shall recuse himself from any and all decisions of the Board and applicable Board Committees respecting any Related Party Matter. "Related Party Matter" shall mean any payment to or for, or any transaction or litigation with, Robert G. Brown, William H. Bartels, any of their respective family members, or any company or other business or entity directly or indirectly owned or controlled by any one or more of Mr. Brown, Mr. Bartels or their respective family members.

The Governance Committee and the Board believe that such re-evaluation and redetermination (together with the 2019 Restated By-Laws described below) will help the Corporation maintain the independent Board desired by the Governance Committee and the Board and required under Nasdaq rules, and correct the Nasdaq Board Independence Deficiency.

In the Settlement the parties agreed to amend and restate SGRP's By-Laws (the "2019 Restated By-Laws") with negotiated changes to the Proposed Amendments that preserves the current roles of the Governance Committee and Board in the location, evaluation, and selection of candidates for director and in the nominations of those candidates for the annual stockholders meeting and appointment of those candidates to fill Board vacancies (other than those under a stockholder written consent making a removal and appointment, which is unchanged). The Board approved and adopted the 2019 Restated By-Laws on January 18, 2018. The Governance Committee and the Board believe that those changes in the 2019 Restated By-Laws will help the Corporation maintain the independent Board desired by them.

In addition to the compromise provisions described above in Settlement Terms above, the Governance Committee and Board accepted certain of the Proposed Amendments with negotiated changes and clarifications that are now contained in the 2019 Restated By-Laws, including the following:

●	Any vacancy that results from the death, retirement or resignation of a director that remains unfilled by the directors for more than 90 days may be filled by the stockholders.
●	Certain stockholder proposals may now be made up to the 90th day prior to the first anniversary of the preceding year's Annual Meeting.
●	The Board size has been fixed at seven and can only be changed by the stockholders (as provided in the Proposed Amendments).
●	The section requiring majority Board independence has been removed (as provided in the Proposed Amendments).
●

Each candidate for director is now required to sign a written irrevocable letter of resignation and retirement effective upon such person failing to be re-elected by the required majority stockholder vote.

●	A "super majority" vote of at least 75% of all directors is now required for (and any two directors can block) any of the following (as provided in the Proposed Amendments):
o	Issuance of more than 500,000 shares of stock (other than under the Corporation's stock compensa1tion plans);
o	Issuance of any preferred stock;
o	Declaration of any non-cash dividend on the shares of capital stock of the Corporation;
o	By-Laws modification;
o	Formation or expansion of the authority of any Committee or subcommittee; or
o	Appointment or removal of any Committee director.

The descriptions of the negotiated compromise 2019 Restated By-Laws above are qualified in their entirety by reference to the copy of the 2019 Restated By-Laws incorporated herein by reference from Exhibit 3.3 hereto.

As part of the Settlement of the Actions, the parties to the Actions executed a Limited Mutual Release Agreement limited to the Actions and subject to specific exclusions (the "Release").  The foregoing description of the Release is qualified in its entirety by reference to the copy of the Release incorporated herein by reference from Exhibit 10.80 hereto.

As part of the Settlement, the parties to the Actions mutually agreed upon Stipulations of Dismissal ending those actions without prejudice and without admission or retraction of any fact cited therein, and the parties caused them to be filed with the Court on January 18, 2019.  The foregoing description of the Stipulations of Dismissal is qualified in its entirety by reference to the copies of the Stipulations of Dismissal incorporated herein by reference from Exhibit 10.81 and Exhibit 10.82 hereto.

The Releases are limited to matters related to those actions described therein and subject to specific exclusions, and the parties expressly preserved all unrelated actions and claims. Accordingly, there remain a number of unresolved claims and actions (each a "Non-Settled Matter") between the Company and the following Related Parties (as defined below), including (without limitation), post termination claims by and against SPAR Business Services, Inc. (which is now in a voluntary bankruptcy proceeding in Nevada), and SPAR Administrative Services, Inc., the lawsuit by SPAR InfoTech, Inc., against the Company, and the Bartels Advancement Claim and the claim by Mr. Brown for a similar advancement (see Advancement Claims, below).

Advancement Claims

In an email to Arthur Drogue, SGRP's Chairman, on October 3, 2018, and in subsequent calls with him, William H. Bartels, a substantial stockholder of SGRP and current Vice Chairman and director and officer of SGRP (and one of the Majority Stockholders), requested indemnification for his legal fees and expenses incurred in his defense of the By-Laws Case brought by SGRP against him and Mr. Brown.

On November 2, 2018, in a letter from his counsel, Mr. Bartels demanded advancement of his proportionate share of the legal fees and expenses incurred in his defense of the By-Laws Case against him.

SGRP's Audit Committee determined on November 5, 2018, that Mr. Bartels was not entitled to indemnification by SGRP for his fees and expenses incurred in his defense of the By-Laws Case because (among other things) Mr. Bartels was sued predominantly as a stockholder in the By-Laws Case and not as a director and the By-Laws Case alleged numerous instances of improper conduct by Mr. Bartels that could preclude indemnification under the Corporation's By-Laws.  However, the Audit Committee made no determination regarding improper conduct or the issue of advancement.

On November 28, 2018, Mr. Bartels filed with the Court a Verified Complaint For Advancement against SGRP (the "Bartels Advancement Complaint") seeking advancement of his proportionate share of the legal fees and expenses incurred in the By-Laws Case against him ("Allocated By-Laws Expenses"). In evaluating the Bartels Advancement Complaint, counsel advised SGRP that generally advancement was somewhat different than indemnification in that money was advanced on the condition (which Bartels have accepted in writing) that the advances be repaid if indemnification was determined to be improper on the grounds of improper conduct or otherwise.

In December 2018 SGRP reached agreement with Mr. Bartels through counsel to make conditionally an advancement of his reasonably documented Allocated By-Laws Expenses (the "Bartels Advancement Settlement"), pursuant to which payment to Mr. Bartels of the accepted Allocated By-Laws Expenses is due in April 2019.  The amount currently claimed under the Bartels Advancement Settlement is $113,764.22, and payment is pending.  If Mr. Bartels is ultimately determined to not be entitled to indemnification, he could be obligated to return all amounts advanced to him by SGRP.

On December 3, 2018, Robert G. Brown sent an email to Mr. McCarthey, Chairman of SGRP's Audit Committee, demanding advancement from SGRP for his proportionate share of the legal fees and expenses incurred by him in the By-Laws Case against him (the "Brown Advancement Demand").

Counsel advised that Brown had been sued as a stockholder and alleged conspirator in the By-Laws Action against him, and not as a director, and counsel didn't believe Brown could reasonably and successfully bring or sustain a lawsuit for advancement.  SGRP, with the support of its Audit Committee, rejected the Brown Advancement Demand, stating that "The bylaw action does not sue you in your capacity as an officer or director of the company.  Section 6.02 of the bylaws requires the proceeding subject to advancement to be brought "by /reason of the Indemnitee's position with the Corporation or any of its subsidiaries … at the request of the Corporation ….".  This provision does not, and was not intended to, cover shareholders for advancement.

On January 27, 2019, Mr. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. No such complaint has been filed by Mr. Brown through April 15, 2019, and SGRP continues to deny the Brown Advancement Demand.

SBS Bankruptcy

The Company received no services from SBS after the termination of SBS' services took effect.  Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, SBS continues to claim that the Company is somehow liable to reimburse SBS for its expenses in those proceedings.  The Company does not believe there is any basis for such claims and would defend them vigorously. The Company anticipates that SBS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of its post-termination expense.  See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Transactions, below.

On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "SBS Chapter 11 Case"), so the pre-petition claims of SBS' creditors must now have to be made in the SBS Chapter 11 Case. On March 11, 2019, the Bankruptcy Court entered an order modifying the automatic stay in the SBS Chapter 11 Case to permit the plaintiffs in the Clothier Case to proceed with the second part of their case to determine damages in the same California Court that rendered the Clothier Determination. The Bankruptcy Court did not modify the automatic stay to permit collection of any resulting damage award from SBS absent further Bankruptcy Court order, and absent such further order, any damage award in Clothier Case will therefore have to be pursued as against SBS in the SBS Chapter 11 Case.

On the advice of SGRP's bankruptcy counsel, management reported and the Audit Committee agreed that while SBS is in the SBS Chapter 11 Case; (a) SBS cannot legally pay the third-party pre-petition invoices and other emailed claims sent via email from SBS to the Company, which are unsecured claims ordinarily payable in chapter 11 as part of the unsecured creditor claim pool (potentially pennies or less per dollar) without specific legal authorization or court order (including under a Bankruptcy Court approved reorganization plan, which is the usual mechanism for paying non-priority claims in a chapter 11 case); (b) any SGRP payment to SBS would likely be utilized to fund the SBS Chapter 11 Case and after that to pay the Clothier claims and other unsecured claimants; (c) SGRP and SMF claims against SBS (including, without limitation, reimbursement claims for funding the Affinity Security Deposits and field payment checks that would have otherwise bounced and indemnification for the Clothier settlement and legal costs) must be and have been asserted in the SBS Chapter 11 Case and can only be satisfied in that case through a Court permitted setoff (potentially dollar-for-dollar), or from the unsecured creditor pool (potentially pennies or less per dollar);  (d) any resolution of claims between SBS and SGRP sought (at this time) by SBS from the Bankruptcy Court requires such court's approval after notice to creditors (including the plaintiffs in the Clothier Case) and the U.S. Trustee, so finality can only be achieved in the SBS Chapter 11 Case; and (e) when SBS seeks payment through the Bankruptcy Court (whether for pre- or post-petition claims), SGRP has the right to defend them on the merits and to assert an offset for amounts owed to SMF and SGRP (potentially dollar-for-dollar).

Accordingly, Management recommended and the Audit Committee agreed that it would be in the best interest of all stockholders: (i) to submit SGRP and SMF claims against SBS in the SBS Chapter 11 Case in order to preserve their value (including as an offset against SBS' claims), particularly since those claims against SBS exceed amounts potentially owed to SBS; (ii) to not voluntarily pay any SBS obligations directly to targeted SBS creditors, as such payments would reduce that offset value (potentially dollar-for-dollar), subvert the bankruptcy process and potentially expose SGRP and SMF to direct future liability (for example, liability for a lawsuit if SGRP voluntarily pays for its defense); and (iii) to only make payments to or on behalf of SBS to the extent proven and required in the SBS Chapter 11 Case or other court with jurisdiction over the dispute.

As a result of the SBS Chapter 11 Case, the claims of SBS' creditors must now generally be pursued in the SBS Chapter 11 Case.  On March 11, 2019, the Bankruptcy Court entered an order modifying the automatic stay in the SBS Chapter 11 Case to permit the plaintiffs in the Clothier Case to proceed with the second part of the case to determine damages against SBS in the same California Court that rendered the Clothier Determination.  However, the Bankruptcy Court did not modify the automatic stay to permit collection from SBS of any resulting damage award against it absent further Bankruptcy Court order, and therefore and absent such further order, any such damage award will have to be pursued against SBS in the SBS Chapter 11 Case. Accordingly, the Company believes there can be no assurance that SBS will ever be able to fully pay any such damage award resulting from any determination in the Clothier Case or any other judgment or similar amount resulting from any legal determination adverse to SBS

On March 18, 2019, the Company filed claims in the SBS Chapter 11 Case seeking reimbursement for $378,838 for SMF's funding of the Affinity Security Deposits and $12,963 for SMF's funding of the field payment checks that would have otherwise bounced, and $1,839,459 for indemnification of SGRP for the Clothier settlement (see below) and legal costs and an unspecified amount for indemnification of SGRP for the Hogan action (see below) and other yet to be discovered indemnified claims.

Infotech Litigation Against SGRP

On September 19, 2018, SGRP was served with a Summons and Complaint by SPAR InfoTech, Inc. ("Infotech"), an affiliate of SGRP that is owned principally by Robert G. Brown (one of the Majority Stockholders, a defendant in the By-Laws Action, and the plaintiff in the 225 Action) as plaintiff commencing a case against SGRP entitled SPAR InfoTech, Inc. v. SPAR Group, Inc., et al., Index no. 64452/2018 (Supreme Court, Westchester County) (the "Infotech Action").  The Infotech Action seeks payment from SGRP of approximately $190,000 for alleged lost tax benefits and other expenses that it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and that were previously denied by both management and SGRP's Audit Committee (which had jurisdiction because Infotech is a related party).

In 2016, SGRP acquired SPAR Brasil Serviços de Merchandising e Tecnologia S.A. ("SPAR BSMT"), its Brazilian subsidiary, with the assistance of Robert G. Brown ("Mr. Brown"), who retired as Chairman and an officer and director on May 3, 2018, and his nephew, Peter W. Brown, who became a director on May 3, 2018.  Mr. Brown used his private company, Infotech and undisclosed Irish companies to structure the acquisition for SGRP.

Mr. Brown also asserted alleged expenses associated with the transaction through Infotech, including large salary allocations for unauthorized personnel and claims for his "lost tax breaks."  One of those unauthorized personnel had agreed in her severance agreement with SGRP to never directly or indirectly perform any services for SGRP or any services that could be directly or indirectly billed to SGRP, which restriction was fully disclosed to and known by Mr. Brown and, therefore, Infotech.  Mr. Brown submitted " to SGRP a claim of approximately $200,000 for those alleged "expenses, and SGRP's management and Audit Committee allowed approximately $50,000 of them and disallowed approximately $150,000 of them.  Mr. Brown has repeatedly sought payment of the disallowed expenses, and on August 4, 2018, counsel for Infotech (also counsel for SBS and Mr. Brown) sent SGRP a draft complaint for a proposed action by Infotech against SGRP to be filed seeking to obtain the disallowed expenses.

On September 18, 2018, Infotech commenced the Infotech Action in in the Supreme Court (which is the general trial court) in Westchester County, New York, seeking to obtain those previously disallowed unauthorized expenses, now totaling approximately $190,000, to overturn the adverse determination and objection of SGRP's management and Audit Committee (whose approval was required by applicable law for such a related party payment).

The parties are now engaged in pretrial settlement discussions.

SGRP will vigorously contest the Infotech Action.

Infotech also is threatening to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, which the Company vigorously denies. Infotech has given a draft complaint to the Company.

SBS Field Specialist Litigation

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"). The Company's affiliate, SBS, during 2017 provided the services of approximately 10,700 Field Specialists (all of whom to the Company's knowledge were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost of the Field Specialist services utilized by the Company domestically, and continued to provide such services through July 27, 2018 (when the termination of SBS' services took effect).  SBS is not a subsidiary or in any way under the control of SGRP, SBS is not consolidated in the Company's financial statements, , SGRP did not manage, direct or control SBS, and SGRP does not participate in or control the defense by SBS of any litigation against it. The Company terminated its relationship with SBS and received no services from SBS after July 27, 2018.  For affiliation, termination, contractual details and payment amounts, see Note 6 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Service, above.

The appropriateness of SBS' treatment of Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others. SBS' expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS' Prior Agreement, and SBS' expenses of defending those challenges and other proceedings were reimbursed by the Company in the seven  month period ending July 31, 2018, and twelve month period ending December 31, 2017, in the amounts of $18.1 million and $30.1 million, respectively, after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

In March 2017, the Company advised SBS that, since there was no currently effective comprehensive written services agreement with SBS, the Company would continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company.  See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, above.  SBS has disputed the right of the Company and SGRP's Audit Committee to review and decide the appropriateness of the reimbursement of any of those related party defense and other expense reimbursements.  As provided in SBS' Prior Agreement, the Company is not obligated or liable, and the Company has not otherwise agreed and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts).

As a result of the SBS Chapter 11 Case (see above), there can be no assurance that SBS will ever be able to satisfy any such judgment or similar claim or amount resulting from any adverse legal determination.

In addition, even though SBS was solely responsible for its operations, methods and legal compliance, in connection with any proceedings against SBS, SBS may claim that the Company is somehow liable for any judgment or similar amount imposed against SBS and pursue that claim with litigation. The Company does not believe there is any basis for such claims and would defend them vigorously. There can be no assurance that someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, and there can be no assurance that the Company will be able to successfully defend any claim.  Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, above.

As the Company had utilized the services of SBS to support its in-store merchandising needs in California through  independent contractors supplied by SBS, and SBS' independent contractor classifications had been held invalid in the Clothier Determination (see below), management of the Company determined, with the support of SGRP's Audit Committee and Board of Directors, and began in May of 2018 to shift to an all employee servicing model for Field Specialists to support the performance of the Company's services in California for clients in this critical market and nationally for certain domestic clients that are requiring the Company to use employees as Field Specialists.  As previously noted, management currently estimates that the potential incremental annual cost of this change in California from third party independent contractors to Company employees could be substantial.

Due to (among other things) the Clothier Determination and the ongoing proceedings against SBS, which could have had a material adverse effect on SBS' ability to provide future services needed by the Company, and the Company's identification of an independent third party company who would provide comparable services on substantially better terms, the Company terminated the services of SBS effective July 27, 2018, and the Company has engaged that independent third party company to replace those services formerly provided by SBS.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below. SBS continues to claim that the Company is liable to reimburse SBS for its expenses in those proceedings.  These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" with SBS (prepared solely by SBS) acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California (the "Clothier Case"), in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified by SBS as independent contractors at any time between July 16, 2008, and June 30, 2014.  Ms. Clothier alleged that she and other class members were misclassified by SBS as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of various California minimum wage and overtime laws.  The Company was originally a defendant in the Clothier Case but was subsequently dismissed from the action without prejudice.

The court ordered that the case be heard in two phases.  Phase one was limited to the determination of whether members of the class were misclassified as independent contractors.  After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified by SBS as independent contractors rather than employees (the "Clothier Determination").  The plaintiffs and SBS have now moved into phase two to determine damages (if any), which has included discovery as to the measure of damages in this case.

The plaintiffs and SBS are still proceeding with the damages phase of the Clothier Case, which trial was scheduled for December of 2018 but was temporarily stayed as a result of the SBS Chapter 11 Case (see above and below).

Facing significant potential damages in the Clothier Case, SGRP chose, and on June 7, 2018, entered into mediation with the plaintiffs and plaintiff's counsel in the Clothier Case to try to settle any potential future liability for any possible judgment against SGRP in that case.  SGRP asked SBS to participate financially and provide its knowledge in that mediation, but SBS and its stockholders wanted SGRP to bear the full cost of any settlement and on several occasions they declined or failed to participate in that mediation...  SGRP disagreed, insisting on the Majority Stockholders' and SBS' economic participation.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, which is subject to court approval and not likely to become final until several months into 2019 if and when the settlement is approved by the court.  If approved, SGRP will pay a maximum settlement amount of $1.3 million, payable in four equal annual installments that commence 30 days after the settlement becomes final, and the Company will be released by plaintiff and the settlement class from all other liability under the Clothier Case (the "Clothier Settlement").  SBS did not participate in the Clothier Settlement and will not be released.  The Company has recorded a $1.3 million charge for the Clothier Settlement during the second quarter of 2018. On March 21, 2019, the court issued a tentative ruling preliminarily approving the Clothier settlement.

Since SGRP has no further involvement in the Clothier Case, SGRP stopped paying (as of June 7, 2018) for SBS' legal expenses (defense and appeal) in the Clothier Case and notified SBS.  Defendants continue to demand that those expenses be reimbursed by SGRP.

As a result of the SBS Chapter 11 Case (see above), the claims of SBS' creditors must now generally be pursued in the SBS Chapter 11 Case.  On March 11, 2019, the Bankruptcy Court entered an order modifying the automatic stay in the SBS Chapter 11 Case to permit the plaintiffs in the Clothier Case to proceed with the second part of the case to determine damages against SBS in the same California Court that rendered the Clothier Determination.  However, the Bankruptcy Court did not modify the automatic stay to permit collection from SBS of any resulting damage award against it absent further Bankruptcy Court order, and therefore and absent such further order, any such damage award will have to be pursued against SBS in the SBS Chapter 11 Case. Accordingly, the Company believes there can be no assurance that SBS will ever be able to fully pay any such damage award resulting from any determination in the Clothier Case or any other judgment or similar amount resulting from any legal determination adverse to SBS.   See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, below.

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

On March 12, 2018, the Court denied both defendants' Motion to Dismiss for failure to state a claim, denied the Motion to Compel Arbitration as to SGRP (because as drafted by SBS, the arbitration clause did not reference or protect SGRP), denied the Motion to Stay as to SGRP, and allowed the Motion to Stay as to SBS pending the outcome of the Supreme Court's decision in in Epic Systems Corp. v. Lewis. In May 2018, the Supreme Court decided arbitration clauses that include an express waiver of a worker's right to bring or participate in a class action did not violate the National Labor Relations Act, which resulted in all SBS disputes (but not any SGRP disputes) being sent to arbitration. On April 24, 2018, SGRP filed a notice of appeal with the First Circuit of the District Court's decision that the arbitration clause (as written by SBS) did not protect SGRP.  SGRP and Hogan agreed to stay the District Court litigation pending the First Circuit's decision on SGRP's appeal.  Briefing on SGRP's appeal closed on August 8, 2018 and the appeal hearing was heard by the First Circuit on September 11, 2018.  On January 25, 2019, the First Circuit issued a judgment affirming the District Court's decision that the arbitration clause (as written by SBS) did not protect SGRP and remanding the case back to the District Court for further proceedings.  As a result, SGRP would have been required to go to trial without SBS.

Facing lengthy and costly litigation and significant potential damages in the Hogan Case, on March 27, 2019, SGRP entered into mediation with the plaintiffs and plaintiff's counsel in the Hogan Case to try to settle any potential future liability for any possible judgment against SGRP in that case.  SBS and its stockholders were no longer involved in that case and so were not involved in that mediation.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, which is subject to court approval and not likely to become final until later in 2019 if and when the settlement is approved by the court.  If approved, SGRP will pay a maximum settlement amount of $250,000 (in three installments) one hundred eighty (180) days after the settlement becomes final, and the Company will be released by plaintiff and the settlement class from all other liability under the Hogan Case (the "Hogan Settlement").  The Company has recorded $250,000 liability as a result.

SBS and SGRP Litigation Generally

As a result of the SBS Chapter 11 Case (see above), the claims of SBS' creditors must now generally be pursued in the SBS Chapter 11 Case.  On March 11, 2019, the Bankruptcy Court entered an order modifying the automatic stay in the SBS Chapter 11 Case to permit the plaintiffs in the Clothier Case to proceed with the second part of the case to determine damages against SBS in the same California Court that rendered the Clothier Determination.  However, the Bankruptcy Court did not modify the automatic stay to permit collection from SBS of any resulting damage award against it absent further Bankruptcy Court order, and therefore and absent such further order, any such damage award will have to be pursued against SBS in the SBS Chapter 11 Case. Accordingly, the Company believes there can be no assurance that SBS will ever be able to fully pay any such damage award resulting from any determination in the Clothier Case or any other judgment or similar amount resulting from any legal determination adverse to SBS.   See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, below.

In addition, there can be no assurance that SBS or someone else will not claim, and no assurance that SBS will be able shield any claim to successfully, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS.  Any decrease in SBS' performance (quality or otherwise), any inability by SBS to use its assets without encumbrance or execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Item 1 Business - The Company's Labor Force, Item 1A - Risk Factors – Dependence Upon and Risks of Services Provided by Independent Contractors, Potential Conflicts with Affiliates, and Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, above, , Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, and Note  10 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, below.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Capital Stock Generally

SGRP's certificate of incorporation authorizes it to issue 47,000,000 shares of common stock with a par value of $0.01 per share (the "SGRP Common Stock"), which all have the same voting, dividend and liquidation rights. SGRP Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP". On December 31, 2018, there were 20,776,548 shares of SGRP Common Stock outstanding in the aggregate (which does not include Treasury Shares), and 7.3 million shares (or approximately 33.4%) of SGRP Common Stock beneficially owned by non-affiliates of the Company in the aggregate on a non-diluted basis (i.e., SGRP's public float). See Item IA - Risk Factors - Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, above, and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, below.

SGRP's certificate of incorporation also authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as SGRP's Board of Directors may establish in its discretion from time to time. SGRP has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series A Preferred Stock (the "Series A Preferred Stock"), which preferred shares have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. 554,402 shares of Series A preferred stock were previously issued, reacquired and retired. After such retirement, 2,445,598 shares of Series A Preferred Stock remain authorized and available for issuance. At December 31, 2018, no shares of Series A Preferred Stock were issued and outstanding. SGRP can change or cancel the authorized Series A Preferred Stock, and to the extent it reduces such authorization without issuance, it can create other series of Preferred Stock with potentially different dividends, preferences and other terms. The holders of SGRP Common Stock and Series A Preferred Stock vote together for directors and other matters, other than matters pertaining only to the Series A Preferred Stock (such as amending SGRP's Certificate of Designation of Series A Preferred Stock) where only the holders of the Series A Preferred Stock are entitled to vote.

Market Information

SGRP's Common Stock is traded on the Nasdaq Capital Market ("Nasdaq") under the symbol "SGRP".  As of the Record Date, March 22, 2019, there were approximately 162 stockholders of record.

The following table sets forth the reported high and low sales prices of SGRP Common Stock for the quarters indicated as reported on the Nasdaq Capital Market.

	2018		2017
	High	Low	High	Low
First Quarter	$3.75	$1.15	$1.24	$0.92
Second Quarter	1.65	1.19	1.10	0.87
Third Quarter	1.49	0.90	1.15	0.99
Fourth Quarter	1.22	0.45	1.66	1.00

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

Stock Repurchase Program

The Company's 2017 Stock Repurchase Program (the "2017 Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018.  Under the 2017 Repurchase Program, SGRP may repurchase shares of SGRP Common Stock through November 10, 2020, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). As of December 31, 2017, the Company had 500,000 shares remaining to be purchased under the 2017 Repurchase Program. Under the preceding stock repurchase program (adopted in 2012 and extended and modified in 2015), the Company repurchased all 532,235 shares through December 31, 2017.

SGRP Common Stock Issuances

During 2018, the Company issued 103,766 new shares of SGRP Common Stock in support of its requirement to satisfy employee exercised stock option grants under its existing registered stock compensation and stock purchase plans (See Note 11 – Stock Based Compensation). In 2017, SGRP did not issue any new SGRP Common Stock.

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

Critical Accounting Policies & Estimates

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 2 to the Company's Consolidated Financial Statements - Summary of Significant Accounting Policies. These policies have been consistently applied in all material respects and address such matters as revenue recognition, doubtful accounts and credit risks, internal use software development costs, asset impairment recognition, consolidation of subsidiaries and other companies. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate under the circumstances.

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

Based on the Company's analysis for each of its 51% owned joint ventures, the Company has determined that each is a VIE and that Company is the primary beneficiary of that VIE.  In addition to its controlling interest, the Company controls the proprietary information technology that is used at and is significant to each joint venture and the Company has the ability to control other key decisions.  Accordingly, the Company has the power to direct key activities and the obligation to absorb losses or the right to receive benefits that could be significant and consolidates each joint venture under the VIE rules and reflects the 49% interests in the Company's consolidated financial statements as non-controlling interests.  The Company records these non-controlling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments' net income or loss or equity contributions and distributions.  These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity.  Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

Revenue Recognition

The Company's services are provided to its clients under contracts or agreements. The Company bills its clients based upon service fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. Customer deposits, which are considered advances on future work, are recorded as revenue in the period services are provided.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 "Revenue Recognition" (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method with the impact upon adoption not significant.

The Company records revenue from contracts with its customers through the execution of a Master Service Agreement ("MSA") that are effectuated through individual Statements of Work ("SOW" and with the applicable MSA collectively a "Contract"). The MSAs generally define the financial, service, and communication obligations between the client and SPAR while the SOWs state the project objective, scope of work, time frame, rate and driver in which SPAR will be paid.  Only when the MSA and SOW are combined as a Contract can all five revenue standard criteria be met.  The Company integrates a series of tasks promised within these Contracts into a bundle of services that represent the combined performance obligation of Merchandising Services.  Such Merchandising Services are performed over the duration of the SOW. Most Merchandising Services are performed on a daily, weekly or monthly basis. Revenue from Merchandising Services are recognized as the services are performed based on a rate per driver basis (per hour, store visit or unit stocked) with services delivered as they are consumed.

All of the Company's Contracts with customers have a duration of one year or less, with over 90% being completed in less than 30-days, and revenue is recognized as services are performed. Given the nature of the Company's business, how the Contracts are structured and how the Company is compensated the Company has elected the right-to-invoice practical expedients method allowed under the revenue standard.

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $533,000 and $342,000 at December 31, 2018, and 2017, respectively. Bad debt expense was $196,000 and $113,000 for the years ended December 31, 2018 and 2017, respectively.

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

The Company capitalized approximately $1.3 million and $1.0 million of costs related to software developed for internal use in 2018 and 2017, respectively, and recognized approximately $1.2 million of amortization of capitalized software for both the years ended December 31, 2018 and 2017.

Results of Operations

The following table sets forth selected financial data and such data as a percentage of net revenues for the years indicated (dollars in millions).

	Year Ended December 31,
	2018	%	2017	%
Net revenues	$229.1	100.0%	$181.4	100.0%
Cost of revenues	184.9	80.7	144.6	79.7
Selling, general & administrative expense	38.4	16.8	30.6	16.9
Depreciation & amortization	2.1	0.9	2.1	1.2
Interest expense, net	1.0	0.5	0.3	0.2
Other (income), net	(0.4)	(0.2)	(0.4)	(0.2)
Income before income taxes	3.1	1.3	4.2	2.2
Income tax expense	1.4	0.6	3.0	1.6
Net income	1.7	0.7	1.2	0.6
Net income attributable to non-controlling interest	(3.2)	(1.4)	(2.1)	(1.2)
Net loss attributable to SPAR Group, Inc.	$(1.5)	(0.7)%	$(0.9)	(0.6)%

Results of operations for the year ended December 31, 2018, compared to the year ended December 31, 2017

Net Revenues

Net revenues for the year ended December 31, 2018, were $229.1 million compared to $181.4 million for the year ended December 31, 2017, an increase of $47.7 million or 26.4%.  The increase in net revenue is primarily attributable to the acquisition of our Resource Plus subsidiary, which contributed $24.2 million.  The international segment contributed $20.0 million of the increase year over year.

Domestic net revenues totaled $80.0 million and $52.3 million at December 31, 2018 and 2017, respectively. The increase of $27.7 million or 53.1% is primarily attributable to the acquisition of Resource Plus.

International net revenues totaled $149.1 million for the year ended December 31, 2018, compared to $129.1 million for the year ended December 31, 2017, an increase of $20.0 million or 15.5%. The increase in 2018 international net revenues was primarily due to increased revenue primarily in Brazil, Japan and China.  See Note 12 to the Company's Consolidated Financial Statements – Segment Information, below.

Cost of Revenues

The Company's cost of revenues consists of its in-store labor and field management wages, related benefits, travel and other direct labor-related expenses and was 80.7% of net revenue for the twelve-month period ended December 31, 2018 compared to 79.7% of net revenues for the year ended December 31, 2017.

Domestic cost of revenue as a percent of net revenue was 76.5% and 72.8% for the years ended December 31, 2018 and 2017. The domestic cost of revenues percentage increase of 3.7 percentage points was primarily due to an unfavorable mix in project work compared to the same period in 2017. Approximately 30% and 79% of the Company's domestic cost of revenues in the years ended December 31, 2018 and 2017, resulted from in-store merchandiser specialist and field management services purchased from certain of the Company's affiliates, SPAR Business Services, Inc. ("SBS"), and SPAR Administrative Services, Inc. ("SAS") (See Item 13 - Certain Relationships and Related Transactions, and Director Independence – Domestic Related Party Services, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Related Party Services, below).

International cost of revenue as a percent of net revenue was 82.9 and 82.5% for the years ended December 31, 2018 and 2017, respectively.  The international cost of revenue percentage increase of 0.4 percentage points was primarily due to higher cost margin business in Brazil and a write down in Australia for one-time cost reserve adjustments, partially offset by margin improvement in Mexico, China and Japan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $38.4 million and approximately $30.6 million for the years ended December 31, 2018 and 2017, respectively.  Of the increase of approximately $7.8 million, the Resource Plus acquisition contributed approximately $4.0 million.  Other significant contributing factors to the year over year increase in selling, general and administrative expenses were the following one-time charges; $1.6 million related to the Clothier Settlement and Hogan Settlement, and $800,000 in incremental legal expenses for settled litigations, see Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, and $900,000 for reserves against related party receivables regarding Affinity insurance, see Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions – Affinity Insurance, below.

Domestic selling, general and administrative expenses totaled approximately $19.9 million for the year ended December 31, 2018 compared to approximately $12.2 million for the year ended December 31, 2017.  Of the increase of approximately $7.7 million, the Resource Plus acquisition contributed approximately $4.0 million.

International selling, general and administrative expenses totaled approximately $18.5 million and $18.4 million for the years ended December 31, 2018 and 2017, respectively.

Depreciation and Amortization

Depreciation and amortization expense totaled approximately $2.1 million for both years ended December 31, 2018 and 2017.

Interest Expense

The Company's interest expense was $1.0 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

The international segment contributed $719,000 to the increase in the Company's 2018 interest expense primarily due to borrowing requirements from the Company's subsidiary in Brazil and a reduction in interest income in South Africa. In the domestic segment, 2018 interest expense increased by approximately $40,000 compared to 2017.

Other Income

Other income was $406,000 and $401,000 for the years ended December 31, 2018 and 2017, respectively.

Income Tax

The income tax expense for the years ended December 31, 2018 and 2017 was $1,402,000 and $2,977,000, respectively. The increase in tax expense is primarily due to the re-measurement and application of the Tax Cuts and Jobs Act of 2017.

Non-controlling Interest

Net operating profits from the non-controlling interests, relating to the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $3.2 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively.

Net Loss

The Company reported a net loss attributable to SPAR Group, Inc. of $1.5 million for the year ended December 31, 2018, or $(0.07) per diluted share, compared to a net loss of $923,000 for the year ended December 31, 2017, or ($0.04) per diluted share, based on diluted shares outstanding of 21.3 million at both December 31, 2018, and 2017.

Off Balance Sheet Arrangements

None.

Liquidity and Capital Resources

For the years ended December 31, 2018 and 2017, the Company had net income before non-controlling interest of $1.6 million and $1.2 million, respectively.

Net cash provided by operating activities was $2.1 million and $6.8 million for the years ended December 31, 2018 and 2017, respectively. Net cash provided by operating activities was primarily due to cash impacting earnings and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable, and prepaid and other assets.

Net cash used in investing activities for the years ended December 31, 2018 and 2017, was approximately $0.9 million and $1.4 million, respectively. The net cash used in investing activities during 2018 was attributable to fixed asset additions offset by the cash acquired in Resource Plus acquisition.

Net cash provided by financing activities for the year ended December 31, 2018 was approximately $0.2 million compared to $5.1 million used in financing activities in 2017. Net cash provided by financing activities during 2018 was primarily due to net borrowing on lines of credit offset by distributions to non-controlling investors.

The above activity and the impact of foreign exchange rate changes resulted in a decrease in cash and cash equivalents for the year ended December 31, 2018 of approximately $1.7 million.

At December 31, 2018, the Company had net working capital of $12.7 million, as compared to net working capital of $14.5 million at December 31, 2017. The Company's current ratio was 1.3 and 1.4 at both December 31, 2018 and December 31, 2017, respectively.

Credit Facilities:

The Company is a party to various domestic and international credit facilities. See Note 4 to the Company's Consolidated Financial Statements – Credit Facilities.

These various domestic and international credit facilities require compliance with their receptive financial covenants. During 2018, except for its domestic credit facility, the Company was in compliance with all other financial covenants.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of December 31, 2018.

Management's Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company's current disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports it files, or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's 2018 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the information set forth under the captions "The Board of Directors of the Corporation", "Executives and Officers of the Corporation", "Security Ownership of Certain Beneficial Owners and Management" and "Corporate Governance" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 16, 2019, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2019, but not later than 120 days after the end of the Company's 2018 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Without in any way limiting any of the information incorporated by reference above, in order to (among other things) assist the Board and the Audit Committee in connection with an overall review of the Company's related party transactions and certain worker classification-related litigation matters, in April 2017 the Board formed a special subcommittee of the Audit Committee (the "Special Subcommittee") to (among other things) review the structure, documentation, fairness, conflicts, fidelity, appropriateness, and practices respecting each of the relationships and transactions discussed in Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions (including those described under Domestic Related Party Services in that Item and Note). The Special Subcommittee is continuing that review with the assistance of special auditors and counsel is currently being retained by such Subcommittee. The Company is currently unable to predict the duration, ultimate scope, or results of this review by the Special Subcommittee. See also Item 1 Business - The Company's Labor Force, Item 1A - Risk Factors - Potential Conflicts with Affiliates, Potential Conflicts with Affiliates, and Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Item 3 - Legal Proceedings, above, and Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below.

Item 11. Executive Compensation

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation, Directors and Other Information", "Executive Compensation, Equity Awards and Options", and "Compensation Plans", in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 16, 2019, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2019, but not later than 120 days after the end of the Company's 2018 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation, Equity Awards and Options", and "Compensation Plans" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 16, 2019, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2019, but not later than 120 days after the end of the Company's 2018 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information set forth under the caption "Transactions with Related Persons, Promoters and Certain Control Persons" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 16, 2019, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2019, but not later than 120 days after the end of the Company's 2018 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the sections in such Proxy Statement entitled "PROPOSAL 3 - ADVISORY VOTE ON EXECUTIVE COMPENSATION", "PROPOSAL 4 - ADVISORY VOTE ON THE FREQUENCY THAT THE CORPORATION HOLDS THE ADVISORY VOTE ON EXECUTIVE COMPENSATION", and "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

Without in any way limiting any of the information incorporated by reference above, in order to (among other things) assist the Board and the Audit Committee in connection with an overall review of the Company's related party transactions and certain worker classification-related litigation matters, in April 2017 the Board formed a special subcommittee of the Audit Committee (the "Special Subcommittee") to (among other things) review the structure, documentation, fairness, conflicts, fidelity, appropriateness, and practices respecting each of the relationships and transactions discussed in Item 13 – Certain Relationships and Related Transactions, and Director Independence, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions (including those described under Domestic Related Party Services in that Item and Note). The Special Subcommittee is continuing that review with the assistance of special auditors and counsel currently being retained by such Subcommittee. The Company is currently unable to predict the duration, ultimate scope, or results of this review by the Special Subcommittee. See also Item 1 Business - The Company's Labor Force, Item 1A - Risk Factors - Potential Conflicts with Affiliates, Potential Conflicts with Affiliates, and Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Item 3 - Legal Proceedings, above, and Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, and Note 10 to the Company's Consolidated Financial Statements – Related Party Transactions - Domestic Related Party Services, below.

Item 14. Principal Accountant Fees and Services

Reference is made to the information set forth under the caption "PROPOSAL 2 - RATIFICATION, ON AN ADVISORY BASIS, OF THE APPOINTMENT OF BDO USA, LLP AS THE COMPANY'S PRINCIPAL INDEPENDENT ACCOUNTANTS" in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders currently scheduled to be held on May 16, 2019, as and when filed with the SEC (which SGRP plans to file pursuant to Regulation 14A in April of 2019, but not later than 120 days after the end of the Company's 2018 fiscal year), which information is incorporated by reference to this Annual Report. For clarity (and without limitation), information appearing in the section "REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS" shall not be deemed to be incorporated by reference in this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.     Index to Financial Statements filed as part of this report:

2.     Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018 and 2017	F-46

3.	Exhibits

Exhibit Number	Description

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

3.3

Amended and Restated By-Laws of SPAR Group, Inc., as adopted, restated, effective and dated January 18, 2019 (incorporated by reference to Exhibit 3.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

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

10.1	2018 Stock Compensation Plan of SGRP, effective as of May 2, 2018 (incorporated by reference to Annex A to SGRP's Definitive Proxy Statement filed with the SEC on April 18, 2018).

10.2	SPAR Group, Inc. 2008 Stock Compensation Plan, effective as of May 29, 2008, and as amended through May 28, 2009 (the "SGRP 2008 Plan") (incorporated by reference to SGRP's Current Report on Form 8-K dated June 4, 2009, as filed with the SEC on June 4, 2009).

10.3	Summary Description and Prospectus dated August 24, 2009, respecting the SPAR Group, Inc. 2008 Stock Compensation Plan, as amended (incorporated by reference to Exhibit 99(a)(1)(G) to SGRP's SC TO-I).

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

10.10

Amended and Restated Change in Control Severance Agreement between James R. Segreto and SGRP, dated as of September 5, 2017  (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on September 8, 2018), and their First Amendment to Amended and Restated Change in Control Severance Agreement dated as of November 8, 2018 (as filed herewith).

10.11

Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SGRP, dated as of September 5, 2017 (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on September 8, 2018), and their First Amendment to Amended and Restated Change in Control Severance Agreement dated as of November 8, 2018 (as filed herewith).

10.12

Amended and Restated Change in Control Severance Agreement between Gerard Marrone and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on September 8, 2018), and their First Amendment to Amended and Restated Change in Control Severance Agreement dated as of November 8, 2018 (as filed herewith).

10.13

Amended and Restated Change in Control Severance Agreement between Steven J. Adolph and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.4 to SGRP's Current Report on Form 8-K, as filed with the SEC on September 8, 2018), and their Corrected First Amendment to Severance Agreements dated as of August 8, 2018 (as filed herewith), and their Second Amendment to Severance Agreements dated as of November 8, 2018 (as filed herewith).

10.14

Executive Officer Severance Agreement between Steven J. Adolph and SGRP dated as of June 17, 2016 (incorporated by reference to Exhibit __to SGRP's ______Report on Form ___, as filed with the SEC on , 2018) , and their Corrected First Amendment to Severance Agreements dated as of August 8, 2018 (as filed herewith), and their Second Amendment to Severance Agreements dated as of November 8, 2018 (as filed herewith).

10.15

Amended and Restated Change in Control Severance Agreement between Lawrence David Swift and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.5 to SGRP's Current Report on Form 8-K, as filed with the SEC on September 8, 2018), and their First Amendment to Amended and Restated Change in Control Severance Agreement dated as of November 8, 2018 (as filed herewith).

10.16

Amended and Restated Change in Control Severance Agreement between Christiaan M. Olivier and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.1 to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on August 20, 2018), and their First Amendment to Severance Agreements dated as of November 8, 2018 (as filed herewith).

10.17

Executive Officer Severance Agreement between Christiaan M. Olivier and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.2 to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on August 20, 2018), and their First Amendment to Severance Agreements dated as of November 8, 2018 (as filed herewith).

10.18

Amended and Restated Field Service Agreement dated and effective as of January 1, 2004, by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.19

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

10.20

Amended and Restated Field Management Agreement dated and effective as of January 1, 2004, by and between SPAR Management Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.21

Amended and Restated Programming and Support Agreement by and between SPAR Marketing Force, Inc. and SPAR InfoTech, Inc., dated and effective as of September 15, 2007 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on November 14, 2007).

10.22

Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.23

Trademark License Agreement dated as of July 8, 1999, by and between SPAR InfoTech, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.24

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

10.27

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

10.28

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

10.29

Joint Venture Contract dated July 4, 2014, among SPAR China Inc., established and existing under the laws of Hong Kong, Wedone Shanghai, Co., Ltd., organized and existing under the laws of P.R. China, Shanghai Gold Pack Investment Management Co., Ltd., organized and existing under the laws of P.R. China, and XU Gang, an Australian citizen (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on April 17, 2017).

10.30

Joint Venture Agreement dated as of September 13, 2016, by and between JK Consultoria Empresarial Ltda.-ME, a limitada formed under the laws of Brazil, Earth Investments, LLC, a Nevada limited liability company, and SGRP Brasil Participações Ltda., a limitada formed under the laws of Brazil (as filed herewith).

10.31

Field Services Agreement dated as of September 1, 2012, between National Merchandising of America, Inc., a Georgia corporation, and National Merchandising Services, LLC, a Nevada limited liability company and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2012).

10.32

Asset Purchase Agreement dated as of March 15, 2013, between Market Force Information, Inc., a Delaware corporation, and SPAR Marketing Force, Inc., a Nevada corporation and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on March 20, 2013).

10.33

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

10.34

Share Purchase Agreement (respecting equity and debt interests in SPAR Business Ideas Provider S.R.L.) dated as of August 31, 2013, between SPAR InfoTech, Inc. ("Infotech"), a Nevada corporation and affiliate of SGRP, and SPAR International Ltd. ("SPAR Cayman"), a Cayman Islands corporation and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on November 14, 2013).

10.35

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

10.39

Guaranty of the Resource Paulk Note by SPAR Group, Inc. ("SGRP"), in favor of Joseph L. Paulk dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.40

$100,000.00 secured Promissory Note from SMF to Richard Justus dated as of January 1, 2018 (the "Resource Justus Note") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.41

Securities Pledge and Escrow Agreement securing the Resource Justus Note between SMF and Richard Justus dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.42

Executive Officer Employment Terms and Severance Agreement between RPI and Richard Justus dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.43	Loan and Security Agreement entered into as of April 10, 2019, by and among North Mill Capital LLC, a Delaware limited liability company ("North Mill"), SPAR Marketing Force, Inc., a Nevada corporation (the "US NM Borrower"), SPAR Canada Company, an unlimited company organized under the laws of Nova Scotia (the "Canadian NM Borrower"), and each of SPAR Group, Inc., a Delaware corporation ("SGRP"), and SPAR Acquisition, Inc., SPAR Canada, Inc., SPAR Trademarks, Inc., and SPAR Assembly & Installation, Inc., each a Nevada corporation (including SGRP, each as a "NM Guarantor"), as filed herewith.

10.44	$12,500,000.00 Revolving Credit Master Promissory Note dated April 10, 2019, issued by the US NM Borrower to North Mill, as filed herewith

10.45	CDN$2,500,000.00 Revolving Credit Master Promissory Note dated April 10, 2019, issued by the Canadian NM Borrower to North Mill, as filed herewith.

10.46	Corporate Guaranty dated as of April 10, 2019, from the NM Guarantors to North Mill, as filed herewith.

10.47	Collateral Pledge Agreement dated as of April 10, 2019, by SGRP, the US NM Borrower and SPAR Acquisition, Inc., in favor of North Mill, as filed herewith.

10.48	Collateral Assignment (Security Agreement) (Trademarks) effective: April 10, 2019, from SPAR Trademarks, Inc., to North Mill, as filed herewith.

10.49

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

10.50

US$9,000,000.00 Committed Line Of Credit Note dated January 16, 2018, issued by the PNC Borrowers to PNC (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.51

Guaranty and Suretyship Agreement dated as of January 16, 2018, by and among the PNC Guarantors and PNC (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.52

 Security Agreement dated as of January 16, 2018, by and among the PNC Borrowers and PNC Guarantors (each, a "PNC Loan Party" and collectively, the "PNC Loan Parties") and PNC (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.53

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

10.54

Secured Revolving Loan Note in the original maximum principal amount of $5,000,000 issued by the SPAR Sterling Borrowers to Sterling National Bank pursuant to (and governed by) the Sterling Loan Agreement and dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.55

Secured Revolving Loan Note in the original maximum principal amount of $1,500,000 issued by the SPAR Sterling Borrowers to Cornerstone Bank pursuant to (and governed by) the Sterling Loan Agreement and dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.56

Limited Continuing Guaranty of the obligations of the SPAR Sterling Borrowers under the Sterling Loan Agreement from Robert G. Brown and William H. Bartels in favor of the Sterling Lenders dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.57

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

10.58

Second Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated and effective as of July 1, 2012, among the SPAR Sterling Borrowers, the Sterling Lenders (including Cornerstone as a departing Lender), and the Sterling Agent (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2012).

10.59

Third Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated as of February 11, 2013, and effective as of January 1, 2013, among the SPAR Sterling Borrowers, the Sterling Lenders and the Sterling Agent (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 2, 2013).

10.60

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

10.61

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

10.62

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

10.63

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

10.64

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

10.65

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

10.66

Waiver letter from Sterling National Bank, dated as of May 16, 2016, but effective as of March 31, 2016 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on August 15, 2016).

10.67

Waiver letter from Sterling National Bank, dated as of November 18, 2016, but effective as of September 30, 2016 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 21, 2016).

10.68

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

10.69

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

10.70

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

10.71

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

10.72

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

10.73

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

10.74

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

10.75

Confirmation of Credit Facilities Letter by Royal Bank of Canada in favor of SPAR Canada Company dated as of October 17, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.76

Confirmation of Credit Facilities Letter Terms and Conditions by SPAR Canada Company in favor of Royal Bank of Canada dated as of October 20, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.77

Waiver Letter and Amendment by and between Royal Bank of Canada and SPAR Canada Company, dated as of March 31, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on March 31, 2008).

10.78

Letter of Offer dated September 29, 2011, and General Business Factoring Agreement (undated) between Oxford Funding Pty Ltd and SPARFACTS Pty Ltd (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

10.79	Letter from Nasdaq to the Company dated July 13, 2017, giving the Company notice that it had regained compliance with Nasdaq's Bid Price Rule (as filed herewith)

10.80

Limited Mutual Release Agreement, dated as of January 18, 2019, among Robert G. Brown, William H. Bartels, Christiaan Olivier, Lorrence T. Kellar, Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.81	Stipulation of Dismissal, dated as of January 18, 2019 (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.82	Stipulation and Proposed Order of Dismissal, dated as of January 23, 2019 (incorporated by reference to Exhibit 10.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.83

Notice of Termination of Service Term to Become Effective August 1, 2018, and dated May 7, 2018, from SPAR Marketing Force, Inc., to SPAR Administrative Services, Inc. (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 10, 2018).

10.84

Notice of Cessation of Use of SBS Services Anticipated on or before August 15, 2018, and dated May 23, 2018, from SPAR Marketing Force, Inc., to SPAR Business Services, Inc. (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 25, 2018).

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

Date: April 15, 2019

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

SIGNATURE	TITLE

/s/ Christiaan M. Olivier	Chief Executive Officer and Director
Christiaan M. Olivier	(Principal Executive Officer)
Date: April 15, 2019

/s/ Arthur B. Drogue	Chairman of the Board and Director
Arthur B. Drogue
Date: April 15, 2019

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: April 15, 2019

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: April 15, 2019

/s/ R. Eric McCarthey	Director
R. Eric McCarthey
Date: April 15, 2019

/s/ Jeffrey A. Mayer	Director
Jeffrey A. Mayer
Date: April 15, 2019

/s/ Peter W. Brown	Director
Peter W. Brown
Date: April 15, 2019

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: April 15, 2019

Report of Independent Registered Public Accounting Firm

Board of The Directors and Stockholders

SPAR Group, Inc. and Subsidiaries

White Plains, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SPAR Group, Inc. (the "Company") and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of loss and comprehensive loss, statements of equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2013.

/s/ BDO USA, LLP

Troy, Michigan

April 15, 2019

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$7,111	$8,827
Accounts receivable, net	46,142	35,964
Prepaid expenses and other current assets	1,879	2,031
Total current assets	55,1132	46,822

Property and equipment, net	2,950	2,712
Goodwill	3,788	1,836
Intangible assets, net	3,332	1,634
Deferred income taxes	2,568	3,055
Other assets	1,325	1,929
Total assets	$69,095	$57,988

Liabilities and equity
Current liabilities:
Accounts payable	$8,668	$7,341
Accrued expenses and other current liabilities	18,168	13,581
Due to affiliates	4,645	3,026
Customer incentives and deposits	620	1,539
Lines of credit and short-term loans	10,414	6,839
Total current liabilities	42,515	32,326
Long-term debt	1,806	107
Total liabilities	44,321	32,433

Commitments and contingencies – See Note 6

Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value:
Authorized and available shares– 2,445,598 Issued and outstanding shares– None – December 31, 2018 and December 31, 2017	–	–
Common stock, $.01 par value:
Authorized shares – 47,000,000 Issued shares – 20,784,483 – December 31, 2018 and 20,680,717 – December 31, 2017	208	207
Treasury stock, at cost 7,895 shares – December 31, 2018 and 104,398 shares – December 31, 2017	(8)	(115)
Additional paid-in capital	16,304	16,271
Accumulated other comprehensive loss	(3,638)	(1,690)
Retained earnings	3,432	4,977
Total SPAR Group, Inc. equity	16,298	19,650
Non-controlling interest	8,476	5,905
Total equity	24,774	25,555
Total liabilities and equity	$69,095	$57,988

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017
Net revenues	$229,191	$181,381
Cost of revenues	184,904	144,601
Gross profit	44,287	36,780
Selling, general and administrative expense	38,449	30,564
Depreciation and amortization	2,109	2,126
Operating income	3,729	4,090
Interest expense, net	1,095	337
Other income, net	(406)	(401)
Income before income tax expense	3,040	4,154

Income tax expense	1,402	2,977
Net income	1,638	1,177
Net income attributable to non-controlling interest	(3,189)	(2,100)
Net loss attributable to SPAR Group, Inc.	$(1,551)	$(923)
Basic and diluted loss per common share attributable to SPAR Group, Inc.:	$(0.07)	$(0.04)
Weighted average common shares – basic and diluted	20,684	20,617

Net income	$1,638	$1,177
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,284)	1,315

Comprehensive (loss) income	(1,646)	2,492
Comprehensive income attributable to non-controlling interest	(1,837)	(2,698)
Comprehensive loss attributable to SPAR Group, Inc.	$(3,483)	$(206)

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Equity

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Interest	Equity

Balance at January 1, 2017	20,681	$207	38	$(51)	$16,093	$(2,407)	$5,835	$5,405	$25,082

Share-based compensation	–	–	–	–	225	–	–	–	225
Exercise of stock options	–	–	(25)	32	(22)	–	–	–	10
Distributions to non-controlling investors	–	–	–	–	–	–	–	(2,198)	(2,198)
Adoption of ASU 2016-09	–	–	–	–	–	–	65	–	65
Purchase of treasury shares	–	–	111	(121)	–	–	–	–	(121)
Reissued treasury shares – RSUs	–	–	(20)	25	(25)	–	–	–	–
Other comprehensive income	–	–	–	–	–	717	–	598	1,315
Net income (loss)	–	–	–	–	–	–	(923)	2,100	1,177
Balance at December 31, 2017	20,681	207	104	(115)	16,271	(1,690)	4,977	5,905	25,555

Share-based compensation	–	–	–	–	221	–	–	–	221
Exercise of stock options	104	1	(75)	97	(185)	–	–	–	(87)
Distributions to non-controlling investors	–	–	–	–	–	(16)	6	(1,914)	(1,924)
Reissued treasury shares – RSUs	–	–	(21)	10	(3)	–	–	–	7
Non-controlling interest related to Resource Plus acquisition	–	–	–	–	–	–	–	2,648	2,648
Other comprehensive income	–	–	–	–	–	(1,932)	–	(1,352)	(3,284)
Net income (loss)	–	–	–	–	–	–	(1,551)	3,189	1,638
Balance at December 31, 2018	20,785	$208	8	$(8)	$16,304	$(3,638)	$3,432	$8,476	$24,774

See accompanying notes to the Company's consolidated financial statements.

SPAR Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net income	$1,638	$1,177
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,109	2,126
Bad debt expense, net of recoveries	196	113
Deferred income tax expense (benefit)	(85)	1,639
Share based compensation	186	225
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(9,296)	(2,423)
Prepaid expenses and other assets	852	(1,396)
Accounts payable	(144)	1,810
Accrued expenses, other current liabilities and customer incentives and deposits	6,594	3,501
Net cash provided by operating activities	2,050	6,772
Investing activities
Purchases of property and equipment and capitalized software	(1,622)	(1,448)
Purchase of Resource Plus subsidiary, net of cash acquired	767	–
Net cash used in investing activities	(855)	(1,448)
Financing activities
Net borrowing (payments) on lines of credit	1,700	(2,070)
(Payments) proceeds related to stock options exercised	(52)	10
Proceeds from term debt	872	-
Payments on term debt	(333)	(711)
Purchase of treasury shares	–	(121)
Distribution to non-controlling investors	(1,914)	(2,198)
Payments on capital lease obligations	(72)	(44)
Net cash provided by (used in) financing activities	201	(5,134)

Effect of foreign exchange rate changes on cash	(3,112)	1,313
Net change in cash and cash equivalents	(1,716)	1,503
Cash and cash equivalents at beginning of year	8,827	7,324
Cash and cash equivalents at end of year	$7,111	$8,827

Supplemental disclosure of cash flows information
Interest paid	$994	$460
Income taxes paid	$309	$307

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

The Company executes and administers its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and substantially all of the Field Administrators are in turn employed by other independent third parties.  Substantially all the Field Specialist services were provided by an affiliate to the Company, SPAR Business Services, Inc. ("SBS), for this reporting period through July 2018 when the Company terminated its relationship with SBS.  The Company is reevaluating its domestic business model of using independent contractor Field Specialists provided by other third parties in light of changing client requirements and regulatory environments and intends to begin testing an employee based model for certain domestic clients that are requiring the Company to use employees as Field Specialists.

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

Primary Territory	Date Established	SGRP Percentage Ownership	Principal Office Location
Domestic
United States of America	1979	100%	White Plains, New York
National Merchandising Services, LLC	2012	51%	Fayetteville, Georgia
Resource Plus of North Florida, Inc.	2018	51%	Jacksonville, Florida
International
Japan	May 2001	100%	Tokyo, Japan
Canada	June 2003	100%	Vaughan, Ontario, Canada
South Africa	April 2004	51%	Durban, South Africa
India	April 2004	51%	New Delhi, India
Australia	April 2006	51%	Melbourne, Australia
China	March 2010	51%	Shanghai, China
Mexico	August 2011	51%	Mexico City, Mexico
Turkey	November 2011	51%	Istanbul, Turkey
Brazil	September 2016	51%	Sao Paulo, Brazil

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

Based on the Company's analysis for each of its 51% owned joint ventures, the Company has determined that each is a VIE and that Company is the primary beneficiary of that VIE.  In addition to its controlling interest, the Company controls the proprietary information technology that is used at and is significant to each joint venture and the Company has the ability to control other key decisions.  Accordingly, the Company has the power to direct key activities and the obligation to absorb losses or the right to receive benefits that could be significant and consolidates each joint venture under the VIE rules and reflects the 49% interests in the Company's consolidated financial statements as non-controlling interests.  The Company records these non-controlling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments' net income or loss or equity contributions and distributions.  These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity.  Income and losses are allocated to the non-controlling interest holder based on its economic ownership percentage.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company's services are provided to its clients under contracts or agreements. The Company bills its clients based upon service fee arrangements. Revenues under service fee arrangements are recognized when the service is performed. Customer deposits, which are considered advances on future work, are recorded as revenue in the period services are provided.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 "Revenue Recognition" (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method with the impact upon adoption not significant.

The Company records revenue from contracts with its customers through the execution of a Master Service Agreement ("MSA") that are effectuated through individual Statements of Work ("SOW" and with the applicable MSA collectively a "Contract"). The MSAs generally define the financial, service, and communication obligations between the client and SPAR while the SOWs state the project objective, scope of work, time frame, rate and driver in which SPAR will be paid.  Only when the MSA and SOW are combined as a Contract can all five revenue standard criteria be met.  The Company integrates a series of tasks promised within these Contracts into a bundle of services that represent the combined performance obligation of Merchandising Services.  Such Merchandising Services are performed over the duration of the SOW. Most Merchandising Services are performed on a daily, weekly or monthly basis. Revenue from Merchandising Services are recognized as the services are performed based on a rate per driver basis (per hour, store visit or unit stocked) with services delivered as they are consumed.

All of the Company's Contracts with customers have a duration of one year or less, with over 90% being completed in less than 30-days, and revenue is recognized as services are performed. Given the nature of the Company's business, how the Contracts are structured and how the Company is compensated the Company has elected the right-to-invoice practical expedient allowed under the revenue standard.

Unbilled Accounts Receivable

Unbilled accounts receivable represent services performed but not billed and are included as accounts receivable.

Doubtful Accounts and Credit Risks

The Company continually monitors the collectability of its accounts receivable based upon current client credit information and financial condition. Balances that are deemed to be uncollectible after the Company has attempted reasonable collection efforts are written off through a charge to the bad debt allowance and a credit to accounts receivable. Accounts receivable balances, net of any applicable reserves or allowances, are stated at the amount that management expects to collect from the outstanding balances. The Company provides for probable uncollectible amounts through a charge to earnings and a credit to bad debt allowance based in part on management's assessment of the current status of individual accounts. Based on management's assessment, the Company established an allowance for doubtful accounts of $533,000 and $342,000 at December 31, 2018, and 2017, respectively. Bad debt expense was $196,000 and $113,000 for the years ended December 31, 2018 and 2017, respectively.

Property and Equipment and Depreciation

Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated on a straight-line basis over estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or lease term, using the straight-line method. Maintenance and minor repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2018 and 2017 (including amortization of capitalized software as described below) was $1.5 million for both periods.

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

The Company capitalized $1.3 and $1.0 million of costs related to software developed for internal use in 2018 and 2017, respectively, and recognized approximately $1.2 million of amortization of capitalized software for both the years ended December 31, 2018 and 2017.

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

Goodwill is subject to annual impairment tests and interim impairment tests if impairment indicators are present. The impairment tests require the Company to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment indicates a potential impairment, the Company performs the two step quantitative impairment test. Step one of the two step impairment test is to compare the fair value of the reporting unit with the reporting unit's carrying amount including goodwill. If the test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company has determined that it has two reporting units, and that a two-step quantitative goodwill impairment test was not necessary, as of December 31, 2018 and 2017.

Accounting for Share Based Compensation

The Company measures all employee share-based compensation awards using a fair value method and records the related expense in the financial statements over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits are realized from the exercise of stock options and are reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. For each award that has a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. Share based employee compensation expense for the years ended December 31, 2018 and 2017 was $221,000 and $225,000, respectively.

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

If the inputs used to measure the fair value fall within different levels of the hierarchy, the fair value is determined based upon the lowest level input that is significant to the fair value measurement. Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value. Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated the fair values (Level 1) at December 31, 2018 and 2017.  The carrying value of the Company's long-term debt with variable interest rates approximates fair value based on instruments with similar terms (Level 2).

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

The Tax Cuts and Jobs Act ("the Tax Act") signed into law what is a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries. See Note 5 to the Company's Consolidated Financial Statements – Income Taxes, below, for further information on the tax impacts of the Tax Act.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13 which eliminates, adds and modifies certain fair value measurement disclosures. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact to the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 simplifying the accounting for nonemployee share-based payment awards by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The ASU is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02 allowing reclassification from accumulated other comprehensive income (loss) to retained earnings for the income tax effects resulting from the Act enacted by the U.S. federal government in December 2017. The new guidance eliminates the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. It also requires certain disclosures about stranded tax effects. ASU 2018-02 relates only to the reclassification of the income tax effects of the Act and does not change the underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. It should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09 clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. It does not change the accounting for modifications. The ASU was effective prospectively for reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of this ASU did not have an impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 simplifying the accounting for goodwill impairment for all entities. The new guidance eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of the current two-step goodwill impairment test under ASC 350). Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (Step 1 of the current two-step goodwill impairment test). The ASU is effective prospectively for reporting periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 as of year-end 2018 and the adoption of this ASU did not have an impact on our goodwill impairment testing process or our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU was effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance effective January 1, 2018. See the consolidated statement of cash flows for the impact of this standard. The adoption of this standard did not have a material impact on the consolidated financial statements.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

In August 2016, the FASB issued ASU 2016-15 clarifying how entities should classify certain cash receipts and payments on the statement of cash flows. The new guidance addresses classification of cash flows related to the following transactions: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies; 6) distributions received from equity method investees; and 7) beneficial interests in securitization transactions. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This ASU was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and required retrospective application. Early adoption was permitted. The Company adopted this guidance effective January 1, 2018 and the impact related to this implementation was immaterial.

In June 2016, the FASB issued ASU 2016-13 amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019 with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. This ASU applies to trade accounts receivable and may have an impact on the calculation of the allowance for uncollectible accounts receivable.

In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization's leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. In July 2018, the FASB issued ASU 2018-11, which provided entities with an additional optional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company will elect the optional transition method at the adoption date.  In addition, the Company will elect the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. The Company will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of earnings on a straight-line basis over the lease term.

The Company continues to evaluate and is finalizing its documentation of the impact of the pending adoption of the new standard on its consolidated financial position, disclosures and/or internal controls process. The Company does not expect material changes to the recognition of operating lease expense in our consolidated statements of loss. The Company believes the adoption of Topic 842 will have a material impact on the consolidated balance sheets upon the recognition of right-of-use assets and liabilities for leases currently classified as operating leases, along with enhanced disclosures of lease activity.  The Company is in the process of finalizing its calculation of the present value of its current lease obligations.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

3. Supplemental Balance Sheet Information (in thousands)

	December 31,
Accounts receivable, net, consists of the following:	2018	2017

Trade	$34,824	$29,437
Unbilled	8,305	5,863
Non-trade	3,546	1,006
	46,970	36,306
Less allowance for doubtful accounts	(533)	(342)
Accounts Receivable, net	$46,142	$35,964

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.  Supplemental Balance Sheet Information (continued)

	December 31,
Property and equipment consist of the following:	2018	2017

Equipment	$6,249	$5,873
Furniture and fixtures	2,254	853
Leasehold improvements	278	267
Capitalized software development costs	12,210	10,794
	20,991	17,787
Less accumulated depreciation and amortization	(18,041)	(15,075)
Property and equipment, net	$2,950	$2,712

	United States	International	Total
Goodwill:
Balance December 31, 2017	$1,188	$648	$1,836
Purchase of interest in subsidiary	1,962	–	1,962
Change in goodwill due to impact of foreign currency	–	(10)	(10)
Balance December 31, 2018	$3,150	$638	$3,788

	December 31,
Intangible assets consist of the following:	2018	2017

Customer contracts and lists	$2,680	$4,015
Trade names	900	-
Patents	870	-
Non compete	520	-
Less accumulated amortization	(1,638)	(2,381)
Intangible assets, net	$3,332	$1,634

Intangible assets consist primarily of customer contracts and lists, developed technology, trade names, patents and non-compete agreements, all of which have a finite useful life, as well as goodwill.  Intangible assets are amortized based on either the pattern in which the economic benefits of the intangible assets are estimated to be realized or on a straight-line basis, which approximates the manner in which the economic benefits of the intangible asset will be consumed.  Goodwill is generally not deductible for tax purposes.

The Company is amortizing its intangible assets of $5.0 million on a straight line basis over lives ranging from 5 to 25 years. Amortization expense for the years ended December 31, 2018 and 2017 was approximately $569,000 and $628,000, respectively. The annual amortization for each of the following years succeeding December 31, 2018, is summarized as follows:

Year	Amount
2019	533
2020	533
2021	508
2022	419
2023	280
Thereafter	1,059
Total	$3,332

	December 31,
Accrued expenses and other current liabilities:	2018	2017

Taxes payable	$2,961	$2,358
Accrued salaries and wages	6,503	3,791
Accrued accounting and legal expenses	3,777	3,240
Uncertain tax position reserves	101	116
Litigation settlement - Clothier	1,300	–
Accrued third party labor	737	–
Dividend payable to partners	–	1,042
Other	2,789	3,034
Accrued expenses and other current liabilities	$18,168	$13,581

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Credit Facilities

Domestic Credit Facilities

On April 10, 2019, the Company repaid and replaced its 2018 credit facility with PNC Bank, National Association ("PNC") with a new secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill, LLC ("NM").

In order to obtain, document and govern the new NM Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force ("SMF"), Inc., and SPAR Canada Company ("SCC")  (each, a "NM Borrower" and collectively, the "NM Borrowers"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors), entered into eighteen (18) month individual Loan and Security Agreements with NM dated as of April 10, 2019 (the "NM Loan Agreements") which secures the obligations of the NM Loan Parties to NM with pledges of substantially all of the assets of the NM Loan Parties (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets); the SMF Borrower issued its $10.5 million Revolving Credit Master Promissory Note to NM dated April 10, 2019 and the SCC Borrower issued its $1.5 million Revolving Credit Master Promissory Note to NM dated April 10, 2019 (the "Original NM Notes"), which evidences the NM Borrowers' loans and other obligations to NM; the NM Guarantors entered into a Guaranty Agreement with NM dated as of April 10, 2019 (the "NM Guaranty"), which guaranties the NM Borrowers' loans and other obligations to NM. The NM Loan Agreements have an approved borrowing capacity of $12.5 million for the SMF Borrower and $2.5 million for the SCC Borrower.

On April 10, 2019, the Company drew down an initial advance under the NM Credit Facility of approximately $9.8 million, which was used to repay the Company's existing credit facility with PNC.

The NM Note currently requires the NM Borrowers to pay interest on the loans thereunder equal to (A) Prime Rate designated by Wells Fargo Bank, plus (B) one hundred twenty five basis points (1.25%). In addition, the Company is paying a fee to NM in the amount of 1.5% of the Promissory Notes or $180,000 payable at $10,000 per month over the term of the agreement.  The Company utilized a broker to assist in this financing and has paid a fee of $120,000 for their services,

Revolving loans are available to the Borrowers under the NM Credit Facility based upon the borrowing base formula defined in the NM Loan Agreement (principally 85% of "eligible" accounts receivable less certain reserves and 60% of eligible unbilled accounts receivable at a maximum limit of $4.5 million).

The NM Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the NM Loan Parties, including, maintaining a positive trailing EBITDA for each Borrower and limits on capital expenditures and other investments.

In January 2018, the Company repaid and replaced its credit facility with Sterling Bank with a secured revolving credit facility in the United States and Canada (as amended the "PNC Credit Facility") with PNC Bank, National Association.

In order to obtain, document and govern the PNC Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force ("SMF"), Inc., SPAR Assembly & Installation, Inc., and SPAR Canada Company (each, a "PNC Borrower" and collectively, the "PNC Borrowers"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Group International, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "PNC Guarantor" and collectively, the "PNC Guarantors), entered into a Loan Agreement with PNC dated as of January 16, 2018 (the "PNC Loan Agreement"); the PNC Borrowers issued their $9 million Committed Line Of Credit Note to PNC dated January 16, 2018 (the "Original PNC Note"), which evidences the PNC Borrowers' loans and other obligations to PNC; the PNC Guarantors entered into a Guaranty and Suretyship Agreement with PNC dated as of January 16, 2018 (the "PNC Guaranty"), which guaranties the PNC Borrowers' loans and other obligations to PNC; and the PNC Borrowers and PNC Guarantors (each, a "PNC Loan Party" and collectively, the "PNC Loan Parties") entered into a Security Agreement with PNC dated as of January 16, 2018 (the "PNC Security Agreement"), which secures the obligations of the PNC Loan Parties to PNC with pledges of substantially all of the assets of the PNC Loan Parties (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets).

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

An amendment to the PNC Credit Facility dated as of July 3, 2018, among other things, increased the maximum principal amount of the Revolving Loans to $9.5 million.

The PNC Note currently requires the PNC Borrowers to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined therein) per annum, plus (B) two hundred fifty basis points (2.50%). On December 31, 2018, the aggregate interest rate under that formula was 5.02% per annum, and the outstanding loan balance was $8.8 million.

Revolving loans of up to $9.5 million are available to the Company under the PNC Credit Facility based upon the borrowing base formula defined in the PNC Loan Agreement (principally 85% of "eligible" accounts receivable less certain reserves) rendering a maximum borrowing amount of $9.5 million as of December 31, 2018.

The PNC Credit Facility contains certain financial and other restrictive covenants and also limits certain expenditures by the PNC Loan Parties, including, maintaining a minimum Tangible Net Worth of $13.4 million and limits on capital expenditures and other investments.

On December 31, 2018, the PNC Loan Parties were not in compliance with the minimum Tangible Net Worth covenant, PNC Bank did not issue a waiver for the reporting period and as a result, the Company had entered into the NM Credit Facility effective April 2019.

Fifth Third Credit Facility

On January 9, 2018, the Company completed its acquisition of a 51% interest in its new subsidiaries, Resource Plus of North Florida, Inc., and related companies (collectively, "Resource Plus"). See Note 13 to the Company's Consolidated Financial Statements – Purchase of Interests in Subsidiaries – Resource Plus Acquisition, below. When acquired, Resource Plus was a party to a revolving line of credit facility it secured on May 23, 2016, (the "Fifth Third Credit Facility") from Fifth Third Bank for $3.5 million, which was scheduled to expire on May 23, 2018. Effective April 11, 2018, the term of the Fifth Third Credit Facility was extended and is currently scheduled to become due on April 23, 2020. As there are no provisions (other than defaults) requiring the pay down of the loan until April 23, 2020, any amounts outstanding are classified as long-term debt.

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of December 31, 2018, there was no outstanding balance. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On December 31, 2018, the aggregate interest rate under that formula was 4.975% per annum.

Other Debt

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The total balance owed at December 31, 2018 was $1.97 million.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $564,000 USD (based upon the exchange rate at December 31, 2018). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of December 31, 2018 was $462,000 (Australian) or $326,000 USD and is due on demand.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Credit Facilities (continued)

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Bank for 5.0 million Mexican Pesos or approximately $255,000 USD (based upon the exchange rate at December 31, 2018). The revolving line of credit was secured on March 15, 2016, and originally expired March 2018. The facility has been amended to extend the terms to March 2020. The variable interest rate is TIIE (Interbank Interest Rate) +4%, which resulted in an annual interest rate of 12.23% as of December 31, 2018. The outstanding balance at December 31, 2018 was 3 million Mexican Pesos or approximately $153,000 USD.

On November 29, 2016, SPAR Brazil established a line of credit facility with Itau Bank for 4.0 million Brazilian Real or approximately $1,031,000 USD (based upon the exchange rate at December 31, 2018). The facility provides for borrowing with no formal guarantees. This account was closed as of July 1, 2018.

On December 26, 2016, SPAR Brazil secured a line of credit facility with Daycoval Bank for 5.0 million Brazilian Real or approximately $1.3 million USD (based upon the exchange rate at December 31, 2018). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). This account was closed as of October 5, 2018.

On May 29, 2018, SPAR Brazil established a line of credit facility with Banco Bradesco for 1.2 million Brazilian Real or approximately $309,000 USD (based upon the exchange rate at December 31, 2018). The facility provides for borrowing with no formal guarantees. The agreement expires on November 29, 2019. The outstanding balance at December 31, 2018, was approximately 147,000 Brazilian Real or approximately $38,000 USD.

On May 25, 2018, SPAR Brazil established a temporary line of credit facility with Banco Safra for 3.0 million Brazilian Real or approximately $774,000 USD (based upon the exchange rate at December 31, 2018). The agreement was from month to month at the Company's request. This account was closed as of August 13, 2018.

On October 5, 2018 SPAR Brazil secured a line of credit facility with Branco Bradesco for approximately 3.5 million Brazilian Real or approximately $910,000 USD (based upon the exchange rate at December 31, 2018). The outstanding balance as of December 31, 2018 was approximately 3.4 million Brazilian Real or approximately $872,000 USD.  The note is due December 19, 2019, with varying monthly payments.

On October 5, 2018 SPAR Brazil secured a line of credit facility with Branco Santander for approximately 381,000 Brazilian Real or approximately $98,000 USD (based upon the exchange rate at December 31, 2018). The outstanding balance as of December 31, 2018 was approximately 381,000 Brazilian Real or approximately $98,000 USD.

	Interest Rate as of
	December 31, 2018			2019	2020	2021	2022	2023
Brazil - Bradesco	0.37%	-	0.92%	910	–	–	–	–
Brazil – Santander		1.38%		98	–	–	–	–
USA - PNC Bank		5.02%		8,747	–	–	–	–
USA - Fifth Third Bank		4.97%		–	–	–	–	–
USA - Resource Plus Sellers		1.85%		333	334	300	300	700
National Australia Bank		6.60%		326	–	–	–	–
Mexico - BBVA / Shareholder		12.23%		–	153	–	–	–
Total				$10,414	$487	$300	$300	$700

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	December 31, 2018	December 31, 2017
Unused Availability:
United States	$4,253	$3,530
Australia	238	731
Brazil	304	1,554
Mexico	102	254
Total Unused Availability	$4,897	$6,069

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company recognized the provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017.  The final impact differed from these provisional amounts, due to additional analysis and regulatory guidance issued. The accounting was completed in the fourth quarter of 2018.

Beginning in 2018, the Act includes two new U.S. corporate tax provisions, the global intangible low-taxed income (“GILTI”) and the base-erosion and anti-abuse tax (“BEAT”). The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. The Company has elected to treat GILTI as a period cost.  The Company evaluated the GILTI  resulting in a financial statement impact of $0.4 million for the year ended December 31, 2018.  The Company is below the three year average gross receipts threshold for BEAT to apply.

Income before income taxes is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017
Domestic	$(2,802)	$289
Foreign	5,842	3,865
Total:	$3,040	$4,154

The income tax expense is summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017
Current:
Federal	$(155)	$79
Foreign	1,501	1,131
State	158	128

Deferred expense (benefit):
Federal	(54)	1,571
Foreign	147	(117)
State	(195)	185
Net expense	$1,402	$2,977

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2018	Rate	2017	Rate
Provision for income taxes at federal statutory rate	$638	21.0%	$1,421	34.0%
State income taxes, net of federal benefit	(73)	(2.4% )	17	0.4%
Permanent differences	(60)	(2.0% )	85	2.1%
Federal Research and Development Credit	–	–	41	1.0%
U.S. tax on foreign earnings	304	10.0%	(494)	(11.8% )
Foreign dividend tax	439	14.4%	798	19.0%
Reduction in deferred tax asset – Reduction of corporate tax rate	–	–	1,043	24.8%
Other	154	5.5%	66	1.7%
Net expense	$1,402	46.5%	$2,977	71.2%

Deferred taxes consist of the following (in thousands):	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$1,357	$1,313
Federal Research and Development Credit	240	240
Deferred revenue	109	360
Accrued payroll	73	–
Allowance for doubtful accounts and other receivable	36	59
Share-based compensation expense	545	646
Foreign subsidiaries	733	588
Depreciation	396	360
Other	439	26
Federal Alternative Minimum Tax	–	156
Valuation allowance	(292)	–
Total deferred tax assets	3,470	3,748

Deferred tax liabilities:
Goodwill	76	224
Intangible assets of subsidiaries	513	–
Capitalized software development costs	479	469
Total deferred tax liabilities	1,068	693
Net deferred taxes	$2,402	$3,055

At both December 31, 2018, and December 31, 2017, the Company has Federal and State NOL carryforwards of $5.4 million which if unused will expire in years 2026 through 2029, except for approximately $200,000 that has no expiration.

Approximately $300,000 of the NOLs were incurred prior to the acquisition of PIA Merchandising Services, Inc. in 1999.  The acquisition resulted in a change of ownership under Internal Revenue Code ("IRC") section 382 and placed a limit on the amount of pre-acquisition NOLs that may be used each year to reduce taxable income. This NOL of approximately $300,000 was unused in 2018 and was written off, resulting in a $84,000 tax expense.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing net deferred tax assets. For our U.S. based net deferred tax assets, which are approximately $2 million, management continues to monitor its operating performance and currently believes that the achievement of the required future taxable income necessary to realize these deferred assets is more-likely-than-not.  Key considerations in this assessment includes current tax law that is expected to continue to generate future U.S. taxable income based on the results of our foreign operations (foreign dividend tax), our expectation of improvements in U.S. operating results and the period of time available to generate future taxable income. It is reasonably possible that this belief could change in the near term requiring the establishment of a valuation allowance which could significantly impact our operating results.

A reconciliation of the beginning and ending amount of uncertain tax position reserves is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$116	$116
Removal for tax provisions of prior years	(15)	–
Ending balance	$101	$116

Interest and penalties that the tax law requires to be paid on the underpayment of taxes should be accrued on the difference between the amount claimed or expected to be claimed on the return and the tax benefit recognized in the financial statements. The Company's policy is to record this interest and penalties as additional tax expense.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

Details of the Company's tax reserves at December 31, 2018, are outlined in the table below (in thousands):

	Taxes	Interest	Penalty	Total Tax Liability
Domestic
State	$101	$50	$8	$159
Federal	–	–	–	–
International	–	–	–	–
Total reserve	$101	$50	$8	$159

In management's view, the Company's tax reserves at December 31, 2018 and 2017, for potential domestic state tax liabilities were sufficient. The Company has evaluated the tax liabilities of its international subsidiaries and does not believe a reserve is necessary at this time.

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

6. Commitments and Contingencies

Lease Commitments

The Company leases equipment and certain office space in several cities, under non-cancelable operating lease agreements. Certain leases require the Company to pay its share of any increases in operating expenses and real estate taxes. Rent expense was approximately $2,211,000 and $1,806,000 for the years ended December 31, 2018 and 2017, respectively. Equipment lease expense was approximately $167,000 and $163,000 for the years ended December 31, 2018 and 2017, respectively.  At December 31, 2018, future minimum commitments under all non-cancelable operating lease arrangements are as follows (in thousands):

Year	Amount
2019	$1,946
2020	1,428
2021	945
2022	682
2023	340
Total	$5,341

Legal Matters

The Company is a party to various legal actions and administrative proceedings arising in the normal course of business. In the opinion of Company's management, resolution of these matters is not anticipated to have a material adverse effect on the Company or its estimated or desired affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition.

RELATED PARTIES AND RELATED PARTY LITIGATION:

SPAR Business Services, Inc., f/k/a SPAR Marketing Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. (" Infotech "), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech is an affiliate because it is owned by Robert G. Brown and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Transactions, below. Mr. Brown and Mr. Bartels are the Majority Stockholders (see below) and founders of SGRP, Mr. Brown was Chairman and an officer and director of SGRP through May 3, 3018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP. Mr. Brown and Mr. Bartels also have been and are stockholders, directors and executive officers of various other affiliates of SGRP.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

Delaware Litigation Settlement

On January 18, 2019, SGRP, Robert G. Brown, a substantial stockholder of SGRP and former Executive Chairman and director of SGRP, William H. Bartels, a substantial stockholder of SGRP and current Vice Chairman and director and officer of SGRP (together with Robert G. Brown, the "Majority Stockholders"), and Christiaan Olivier, Chief Executive Officer, President and a Director of SGRP, and all four of the members of the Governance Committee, namely Lorrence T. Kellar, Chairman, and Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (together with Mr. Olivier, the "225 Defendants"), reached a settlement (the "Settlement") in the By-Laws Action and the 225 Action as such terms are defined below (collectively, the "Actions) and had the Actions then dismissed.

On September 4, 2018, SGRP filed in the Court of Chancery of the State of Delaware (the "Court") a claim, C.A. No. 2018-0650, which it amended on September 21, 2018 (the "By-Laws Action "), in a Verified Complaint Seeking Declaratory Judgment and Injunctive Relief against the Majority Stockholders.  SGRP  sought to invalidate the proposed amendments to SGRP's By-Laws put forth in a written consent by the Majority Stockholders (the "Proposed Amendments") because the Board's Governance Committee believed that the Proposed Amendments would have negatively impacted all stockholders (particularly minority stockholders) by (among other things) weakening the independence of the Board through new supermajority requirements, eliminating the Board's independent majority requirement, and subjecting various functions of the Board respecting vacancies on the Board to the prior approval of the holders of a majority of the Common Stock (i.e., the Majority Stockholders), and thus also potentially reducing the representation of SGRP's minority stockholders. Please see Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters - Stockholder By-Laws Litigation, in the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on November 19, 2018, and the Corporation's Current Report on Form 8-K as filed with the SEC on September 28, 2018.

On September 18, 2018, Robert G Brown (one of the Majority Stockholders) commenced an action in the Court pursuant to 8 Del. C. §225(a) from (C.A. No. 2018-00687-TMR) (the "225 Action") against the 225 Defendants seeking to remove Lorrence T. Kellar from the Board and add Jeffrey Mayer to the Board. Please see Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters - Board Seating Litigation, in the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on November 19, 2018, ant the Corporation's Current Report on Form 8-K as filed with the SEC on September 28, 2018.

On September 20, 2018, the Court issued a Status Quo Order in the 225 Action (the" Status Quo Order ") that (among other things) seated Jeffrey Mayer on the Board, provided for Lorrence T. Kellar to remain seated on the Board, and effectively increased the Board size from seven to eight for the duration of the order.

The By-Laws Action was dismissed upon the filing of the Stipulation of Dismissal. On January 23, 2019, the Court granted the dismissal of the 225 Action and vacated its previously entered Status Quo Order entered in that action.

As part of the Settlement, on January 18, 2019, the Board of Directors of the Corporation (the "Board") appointed Jeffrey Mayer to the Board and accepted Lorrence T. Kellar's retirement from the Board. The Board also appointed Mr. Mayer to the Board's Compensation Committee on the recommendation of its Governance Committee.

Mr. Mayer was first seated on the Board on November 20, 2018, pursuant to the Status Quo Order (see Settled Actions above), which order has now been vacated.  Mr. Mayer had previously been determined to not be independent because he was unilaterally chosen by the Majority Stockholders, so as a result of the Status Quo Order and resulting change in Board composition, SGRP received a notification letter from Nasdaq dated December 13, 2018, stating that SGRP no longer satisfies Nasdaq's majority independent director requirement (the "Nasdaq Board Independence Deficiency"), as set forth in Nasdaq Listing Rule 5605(b)(1), as more fully described in the Corporation's Current Report on Form 8-K as filed with the SEC on December 14, 2018.

In connection with the Settlement, the Governance Committee re-evaluated the independence of Mr. Mayer, based on (among other things) Mr. Mayer's independent business skills and contribution to the Settlement process, determined that he has the requisite independence from the management of the Corporation except for the Related Party Matters (as defined below), and accordingly Mr. Mayer: (a) will be an independent director for all purposes other than any Related Party Matter; (b) will be a non-independent director respecting any Related Party Matter; and (c) may participate in discussions but will be excluded and shall recuse himself from any and all decisions of the Board and applicable Board Committees respecting any Related Party Matter. "Related Party Matter" shall mean any payment to or for, or any transaction or litigation with, Robert G. Brown, William H. Bartels, any of their respective family members, or any company or other business or entity directly or indirectly owned or controlled by any one or more of Mr. Brown, Mr. Bartels or their respective family members.

The Governance Committee and the Board believe that such re-evaluation and redetermination (together with the 2019 Restated By-Laws described below) will help the Corporation maintain the independent Board desired by the Governance Committee and the Board and required under Nasdaq rules, and correct the Nasdaq Board Independence Deficiency.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

In the Settlement the parties agreed to amend and restate SGRP's By-Laws (the "2019 Restated By-Laws") with negotiated changes to the Proposed Amendments that preserve the current roles of the Governance Committee and Board in the location, evaluation, and selection of candidates for director and in the nominations of those candidates for the annual stockholders meeting and appointment of those candidates to fill Board vacancies (other than those under a stockholder written consent making a removal and appointment, which is unchanged).   The Board approved and adopted the 2019 Restated By-Laws on January 18, 2018.  The Governance Committee and the Board believe that those changes in the 2019 Restated By-Laws will help the Corporation maintain the independent Board desired by them.

In addition to the compromise provisions described above in Settlement Terms above, the Governance Committee and Board accepted certain of the Proposed Amendments with negotiated changes and clarifications that are now contained in the 2019 Restated By-Laws, including the following:

●	Any vacancy that results from the death, retirement or resignation of a director that remains unfilled by the directors for more than 90 days may be filled by the stockholders.
●	Certain stockholder proposals may now be made up to the 90th day prior to the first anniversary of the preceding year's Annual Meeting.
●	The Board size has been fixed at seven and can only be changed by the stockholders (as provided in the Proposed Amendments).
●	The section requiring majority Board independence has been removed (as provided in the Proposed Amendments).
●

The By-Laws now require that each candidate for director sign a written irrevocable letter of resignation and retirement effective upon such person failing to be re-elected by the required majority stockholder vote.

●	A "super majority" vote of at least 75% of all directors is now required for (and any two directors can block) any of the following (as provided in the Proposed Amendments):
o	Issuance of more than 500,000 shares of stock (other than under the Corporation's stock compensa1tion plans);
o	Issuance of any preferred stock;
o	Declaration of any non-cash dividend on the shares of capital stock of the Corporation;
o	By-Laws modification;
o	Formation or expansion of the authority of any Committee or subcommittee; or
o	Appointment or removal of any Committee director.

The descriptions of the negotiated compromise 2019 Restated By-Laws above are qualified in their entirety by reference to the copy of the 2019 Restated By-Laws incorporated herein by reference from Exhibit 3.3 hereto.

As part of the Settlement of the Actions, the parties to the Actions executed a Limited Mutual Release Agreement limited to the Actions and subject to specific exclusions (the "Release") and the parties to the Actions mutually agreed upon Stipulations of Dismissal ending those actions without prejudice and without admission or retraction of any fact cited therein, and the parties caused them to be filed with the Court on January 18, 2019.

The Releases are limited to matters related to those actions described therein and subject to specific exclusions, and the parties expressly preserved all unrelated actions and claims. Accordingly, there remain a number of unresolved claims and actions (each a "Non-Settled Matter") between the Company and the following Related Parties (as defined below), including (without limitation), post termination claims by and against SPAR Business Services, Inc. (which is now in a voluntary bankruptcy proceeding in Nevada), and SPAR Administrative Services, Inc., the lawsuit by SPAR InfoTech, Inc., against the Company, and the Bartels Advancement Claim and the claim by Mr. Brown for a similar advancement (see Advancement Claims, below).

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

Advancement Claims

In an email to Arthur Drogue, SGRP's Chairman, on October 3, 2018, and in subsequent calls with him, William H. Bartels, a substantial stockholder of SGRP and current Vice Chairman and director and officer of SGRP (and one of the Majority Stockholders), requested indemnification for his legal fees and expenses incurred in his defense of the By-Laws Case brought by SGRP against him and Mr. Brown.

On November 2, 2018, in a letter from his counsel, Mr. Bartels demanded advancement of his proportionate share of the legal fees and expenses incurred in his defense of the By-Laws Case against him.

SGRP's Audit Committee determined on November 5, 2018, that Mr. Bartels was not entitled to indemnification by SGRP for his fees and expenses incurred in his defense of the By-Laws Case because (among other things) Mr. Bartels was sued predominately as a stockholder in the By-Laws Case and not as a director and the By-Laws Case alleged numerous instances of improper conduct by Mr. Bartels that could preclude indemnification under the Corporation's By-Laws. However, the Audit Committee made no determination regarding improper conduct or the issue of advancement.

On November 28, 2018, Mr. Bartels filed with the Court a Verified Complaint For Advancement against SGRP (the "Bartels Advancement Complaint") seeking advancement of his proportionate share of the legal fees and expenses incurred in the By-Laws Case against him ("Allocated By-Laws Expenses").  In evaluating the Bartels Advancement Complaint, counsel advised SGRP that generally advancement was somewhat different than indemnification in that money was advanced on the condition (which Bartels have accepted in writing) that the advances be repaid if indemnification was determined to be improper on the grounds of improper conduct or otherwise.

In December 2018 SGRP reached agreement with Mr. Bartels through counsel to conditionally make his reasonably documented Allocated By-Laws Expenses (the "Bartels Advancement Settlement"), pursuant to which payment to Mr. Bartels of the accepted Allocated By-Laws Expenses is due in April 2019.  If Mr. Bartels is ultimately determined to not be entitled to indemnification, he could still be obligated to return all amounts advanced to him by SGRP.

On December 3, 2018, Robert G. Brown sent an email to Mr. McCarthey, Chairman of SGRP's Audit Committee, demanding advancement from SGRP for his proportionate share of the legal fees and expenses incurred by him in the By-Laws Case against him (the "Brown Advancement Demand").

Counsel advised that Brown had been sued as a stockholder and conspirator in the By-Laws Action against him, and not as a director, and they didn't believe Brown could reasonably and successfully bring or wage a lawsuit for advancement.  SGRP, with the support of its Audit Committee, rejected the Brown Advancement Demand, stating that "The bylaw action does not sue you in your capacity as an officer or director of the company.  Section 6.02 of the bylaws requires the proceeding subject to advancement to be brought "by /reason of the Indemnitee's position with the Corporation or any of its subsidiaries … at the request of the Corporation …."  This provision does not, and was not intended to, cover shareholders for advancement.

On January 27, 2019, Mr. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. No such complaint has been filed by Mr. Brown through April 15, 2019, and SGRP continues to deny the Brown Advancement Demand.

SBS Bankruptcy

The Company received no services from SBS after the termination of SBS' services took effect.  Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, SBS continues to claim that the Company is to reimburse SBS for its expenses in various cases and state proceedings.  The Company anticipates that SBS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of their post-termination expense.  The Company does not believe there is any basis for such claims and would defend them vigorously. See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Transactions, below.

On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "SBS Chapter 11 Case"), so the pre-petition claims of SBS' creditors now must be made in the SBS Chapter 11 Case.  On March 11, 2019, the Bankruptcy Court entered an order modifying the automatic stay in the SBS Chapter 11 Case to permit the plaintiffs in the Clothier Case to proceed with the second part of their case to determine damages in the same California Court that rendered the Clothier Determination.  The Bankruptcy Court did not modify the automatic stay to permit collection of any resulting damage award from SBS absent further Bankruptcy Court order, and absent such further order, any damage award in Clothier Case will therefore have to be pursued against SBS in the SBS Chapter 11 Case.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

On the advice of SGRP's bankruptcy counsel, management reported and the Audit Committee agreed that while SBS is in the SBS Chapter 11 Case; (a) SBS cannot legally pay the third-party pre-petition invoices and other emailed claims sent via email from SBS to the Company, which are non-priority claims (i.e., claims that both are unsecured and lack administrative priority) payable in chapter 11 as part of the unsecured creditor claim pool (potentially pennies or less per dollar) without specific legal authorization or court order (including under a Bankruptcy Court approved reorganization plan, which is the usual mechanism for paying non-priority claims in a chapter 11 case); (b) any SGRP payment to SBS would likely be utilized to fund the SBS Chapter 11 Case and after that to pay the Clothier claims and other non-priority claimants; (c) SGRP and SMF non-priority claims against SBS (including, without limitation, reimbursement claims for funding the Affinity Security Deposits and field payment checks that would have otherwise bounced and indemnification for the Clothier settlement and legal costs) must be and have been asserted in the SBS Chapter 11 Case and can only be satisfied in that case only through a Court permitted setoff (potentially dollar-for-dollar), or from the unsecured creditor pool (potentially pennies or less per dollar);  (d) any resolution of claims between SBS and SGRP sought (at this time) by SBS from the Bankruptcy Court requires such court's approval after notice to creditors (including the plaintiffs in the Clothier Case) and the U.S. Trustee, so finality can only be achieved in the SBS Chapter 11 Case; and (e) when SBS seeks payment through the Bankruptcy Court (whether for pre- or post-petition claims), SGRP has the right to defend them on the merits and to assert an offset for amounts owed to SMF and SGRP (potentially dollar-for-dollar).

Accordingly, Management recommended and the Audit Committee agreed that it would be in the best interest of all stockholders: (i) to submit SGRP and SMF claims against SBS in the SBS Chapter 11 Case in order to preserve their value (including as an offset against SBS' claims), particularly since those claims against SBS exceed amounts potentially owed to SBS; (ii) to not voluntarily pay any SBS obligations directly to targeted SBS creditors, as such payments would reduce that offset value (potentially dollar-for-dollar), subvert the bankruptcy process and potentially expose SGRP and SMF to direct future liability (for example, liability for a lawsuit if SGRP voluntarily pays for its defense); and (iii) to only make payments to or on behalf of SBS to the extent proven and required in the SBS Chapter 11 Case or other court with jurisdiction over the dispute.

As a result of the SBS Chapter 11 Case, the claims of SBS' creditors must now generally be pursued in the SBS Chapter 11 Case.  On March 11, 2019, the Bankruptcy Court entered an order modifying the automatic stay in the SBS Chapter 11 Case to permit the plaintiffs in the Clothier Case to proceed with the second part of the case to determine damages against SBS in the same California Court that rendered the Clothier Determination.  However, the Bankruptcy Court did not modify the automatic stay to permit collection from SBS of any resulting damage award against it absent further Bankruptcy Court order, and therefore and absent such further order, any such damage award will have to be pursued against SBS in the SBS Chapter 11 Case. Accordingly, the Company believes there can be no assurance that SBS will ever be able to fully pay any such damage award resulting from any determination in the Clothier Case or any other judgment or similar amount resulting from any legal determination adverse to SBS.

On March 18, 2019, the Company filed claims in the SBS Chapter 11 Case seeking reimbursement for $378,838 for SMF's funding of the Affinity Security Deposits,$12,963 for SMF's funding of the field payment checks that would have otherwise bounced, $1,839,459 for indemnification of SGRP for the Clothier settlement (see below) and legal costs, and an unspecified amount for indemnification of SGRP for the Hogan action (see below) and other yet to be discovered indemnified claims.

Infotech Litigation Against SGRP

On September 19, 2018, SGRP was served  with a Summons and Complaint by SPAR InfoTech, Inc. ("Infotech"), an affiliate of SGRP that is owned principally by Robert G. Brown (one of the Majority Stockholders, a defendant in the By-Laws Action, and the plaintiff in the 225 Action) as plaintiff commencing a case against SGRP entitled SPAR InfoTech, Inc. v. SPAR Group, Inc., et al., Index no. 64452/2018(Supreme Court, Westchester County) (the "Infotech Action").  The Infotech Action seeks payment from SGRP of approximately $190,000 for alleged lost tax benefits and other expenses that it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and that were previously denied by both management and SGRP's Audit Committee (which had jurisdiction because Infotech is a related party).

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

In 2016, SGRP acquired SPAR Brasil Serviços de Merchandising e Tecnologia S.A. ("SPAR BSMT"), its Brazilian subsidiary, with the assistance of Robert G. Brown ("Mr. Brown"), who retired as Chairman and an officer and director on May 3, 2018, and his nephew, Peter W. Brown, who became a director on May 3, 2018. Mr. Brown used his private company, Infotech and undisclosed Irish companies to structure the acquisition for SGRP.

Mr. Brown also ran his alleged expenses associated with the transaction through Infotech, including large salary allocations for unauthorized personnel and claims for his "lost tax breaks." One of those unauthorized personnel had agreed in her severance agreement with SGRP to never directly or indirectly perform any services for SGRP or any services that could be directly or indirectly billed to SGRP, which restriction was fully disclosed to and known by Mr. Brown and, therefore, Infotech. Mr. Brown submitted his unauthorized and unsubstantiated "expenses" to SGRP, and SGRP's Audit Committee allowed approximately $50,000 of them and disallowed approximately $150,000 of them. Mr. Brown has repeatedly sought payment of the disallowed expenses, and on August 4, 2018, counsel for Infotech (also counsel for SBS and Mr. Brown) sent SGRP a draft complaint for a proposed action by Infotech against SGRP to be filed in the Supreme Court, Westchester County, New York seeking to obtain the disallowed expenses.

On September 18, 2018, Infotech commenced the Infotech Action seeking to obtain those previously disallowed unauthorized expenses, now totaling approximately $190,000, to circumvent the adverse determination and objection of SGRP's Audit Committee (whose approval is required by applicable law for such a related party payment).

The parties are now engaged in pretrial settlement discussions and management has accrued for $75,000 with estimated total liability between $75,000-$90,000.

SGRP will vigorously contest the Infotech Action.

Infotech also is threatening to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, which the Company vigorously denies. Infotech has given a draft complaint to the Company.

SBS Field Specialist Litigation

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist") substantially all of whose services were provided to the Company prior to August 2018 by SBS, the Company's affiliate. SBS, during 2017 provided the service of approximately 10,700 Field Specialists (all of whom were engaged by SBS as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost of the Field Specialist services utilized by the Company domestically, and continued to provide such services through July 27, 2018 (when the termination of SBS' services took effect).  SBS is not a subsidiary or in any way under the control of SGRP, SBS is not consolidated in the Company's financial statements, , SGRP does not manage, direct or control SBS, and SGRP does not participate in or control the defense by SBS of any litigation against it. The Company terminated its relationship with SBS and received no services from SBS after July 27, 2018.  For affiliation, termination, contractual details and payment amounts, see Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, above.

The appropriateness of SBS' treatment of Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others. SBS' expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS' Prior Agreement, and SBS' expenses of defending those challenges and other proceedings were reimbursed by the Company through the termination of the contract in July 2018, and twelve month period ending December 31, 2017, in the amounts of $50,000 and $260,000, , respectively, after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

In March 2017, the Company advised SBS that, since there was no currently effective comprehensive written services agreement with SBS, the Company would continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company.  See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, above.  SBS has disputed the right of the Company and SGRP's Audit Committee to review and decide the appropriateness of the reimbursement of any of those related party defense and other expense reimbursements.  As provided in SBS' Prior Agreement, the Company is not obligated or liable, and the Company has not otherwise agreed and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts).

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

As a result of the SBS Chapter 11 Case (see above), there can be no assurance that SBS will ever be able to satisfy any such judgment or similar claim or amount resulting from any adverse legal determination See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, above.

As the Company had utilized the services of SBS' Field Specialists to support its in-store merchandising needs in California and SBS' independent contractor classifications had been held invalid in the Clothier Determination (see below), management of the Company determined, with the support of SGRP's Audit Committee and Board of Directors, and began in May of 2018 to shift to an all employee servicing model for Field Specialists to support the performance of the Company's services in California for clients in this critical market.  As previously noted, management currently estimates that the potential incremental annual cost of this change in California from third party independent contractors to Company employees could be substantial.

Due to (among other things) the Clothier Determination and the ongoing proceedings against SBS, which could have had a material adverse effect on SBS' ability to provide future services needed by the Company, and the Company's identification of an independent third party company who would provide comparable services on substantially better terms, the Company terminated the services of SBS effective July 27, 2018, and the Company has engaged that independent third party company to provide the Field Specialist services formerly provided by SBS.

Current material and potentially material proceedings against SBS and, in one instance, the Company are described below.  These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.

SBS Clothier Litigation

Melissa Clothier was engaged by SBS (then known as SPAR Marketing Services, Inc.) and provided services pursuant to the terms of an "Independent Merchandiser Agreement" with SBS (prepared solely by SBS) acknowledging her engagement as an independent contractor. On June 30, 2014, Ms. Clothier filed suit against SBS and the Company styled Case No. RG12 639317, in the Superior Court in Alameda County, California (the "Clothier Case"), in which Ms. Clothier asserted claims on behalf of herself and a putative class of similarly situated merchandisers in California who are or were classified by SBS as independent contractors at any time between July 16, 2008, and June 30, 2014.  Ms. Clothier alleged that she and other class members were misclassified by SBS as independent contractors and that, as a result of this misclassification, the defendants improperly underpaid them in violation of various California minimum wage and overtime laws.  The Company was originally a defendant in the Clothier Case but was subsequently dismissed from the action without prejudice (meaning it could have joined back into the case).

The court ordered that the case be heard in two phases.  Phase one was limited to the determination of whether members of the class were misclassified as independent contractors.  After hearing evidence, receiving post-trial briefings and considering the issues, the Court issued its Statement of Decision on September 9, 2016, finding that the class members had been misclassified by SBS as independent contractors rather than employees (the "Clothier Determination").  The plaintiffs and SBS have now moved into phase two to determine damages (if any), which has included discovery as to the measure of damages in this case.

The plaintiffs and SBS are still proceeding with the damages phase of the Clothier Case, which trial was scheduled for December of 2018 but was temporarily stayed as a result of the SBS Chapter 11 Case (see above and below).

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

Facing significant potential damages in the Clothier Case, SGRP chose, and on June 7, 2018, entered into mediation with the plaintiffs and plaintiff's counsel in the Clothier Case to try to settle any potential future liability for any possible judgment against SGRP in that case.  SGRP asked SBS to participate financially and provide its knowledge in that mediation, but SBS and its stockholders wanted SGRP to bear the full cost of any settlement and on several occasions they declined or failed to participate in that mediation. SGRP disagreed, insisting on the Majority Stockholders' and SBS' economic participation.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, which is subject to court approval and not likely to become final until several months into 2019 if and when the settlement is approved by the court.  If approved, SGRP will pay a maximum settlement amount of $1.3 million, payable in four equal annual installments that commence 30 days after the settlement becomes final, and the Company will be released by plaintiff and the settlement class from all other liability under the Clothier Case (the "Clothier Settlement").  SBS did not participate in the Clothier Settlement and will not be released.  The Company has recorded a $1.3 million charge for the Clothier Settlement during 2018. On March 21, 2019, the court issued a tentative ruling preliminarily approving the Clothier settlement.

Since SGRP has no further involvement in the Clothier Case, SGRP stopped paying (as of June 7, 2018) for SBS' legal expenses (defense and appeal) in the Clothier Case and notified SBS.  Defendants continue to demand that those expenses be reimbursed by SGRP.

As a result of the SBS Chapter 11 Case (see above), the claims of SBS' creditors must now generally be pursued in the SBS Chapter 11 Case.  On March 11, 2019, the Bankruptcy Court entered an order modifying the automatic stay in the SBS Chapter 11 Case to permit the plaintiffs in the Clothier Case to proceed with the second part of the case to determine damages against SBS in the same California Court that rendered the Clothier Determination.  However, the Bankruptcy Court did not modify the automatic stay to permit collection from SBS of any resulting damage award against it absent further Bankruptcy Court order, and therefore and absent such further order, any such damage award will have to be pursued against SBS in the SBS Chapter 11 Case. Accordingly, the Company believes there can be no assurance that SBS will ever be able to fully pay any such damage award resulting from any determination in the Clothier Case or any other judgment or similar amount resulting from any legal determination adverse to SBS.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, above.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

On March 12, 2018, the Court denied both defendants' Motion to Dismiss for failure to state a claim, denied the Motion to Compel Arbitration as to SGRP (because as drafted by SBS, the arbitration clause did not reference or protect SGRP), denied the Motion to Stay as to SGRP, and allowed the Motion to Stay as to SBS pending the outcome of the Supreme Court's decision in in Epic Systems Corp. v. Lewis. In May 2018, the Supreme Court decided arbitration clauses that include an express waiver of a worker's right to bring or participate in a class action did not violate the National Labor Relations Act, which resulted in all SBS disputes (but not any SGRP disputes) being sent to arbitration. On April 24, 2018, SGRP filed a notice of appeal with the First Circuit of the District Court's decision that the arbitration clause (as written by SBS) did not protect SGRP.  SGRP and Hogan agreed to stay the District Court litigation pending the First Circuit's decision on SGRP's appeal.  Briefing on SGRP's appeal closed on August 8, 2018 and the appeal hearing was heard by the First Circuit on September 11, 2018.  On January 25, 2019, the First Circuit issued a judgment affirming the District Court's decision that the arbitration clause (as written by SBS) did not protect SGRP and remanding the case back to the District Court for further proceedings.  As a result, SGRP would have been required to go to trial without SBS.

Facing lengthy and costly litigation and significant potential damages in the Hogan Case, on March 27, 2019, SGRP entered into mediation with the plaintiffs and plaintiff's counsel in the Hogan Case to try to settle any potential future liability for any possible judgment against SGRP in that case.  SBS and its stockholders were no longer involved in that case and so were not involved in that mediation.  After extensive discussions, SGRP reached a settlement and entered into a memorandum of settlement agreement, which is subject to court approval and not likely to become final until later in 2019 if and when the settlement is approved by the court.  If approved, SGRP will pay a maximum settlement amount of $250,000 (in three installments) one hundred eighty (180) days after the settlement becomes final, and the Company will be released by plaintiff and the settlement class from all other liability under the Hogan Case (the "Hogan Settlement").  The Company has recorded $250,000 liability as a result of the settlement.

SBS and SGRP Litigation Generally

As a result of the SBS Chapter 11 Case (see above), the claims of SBS' creditors must now generally be pursued in the SBS Chapter 11 Case.  On March 11, 2019, the Bankruptcy Court entered an order modifying the automatic stay in the SBS Chapter 11 Case to permit the plaintiffs in the Clothier Case to proceed with the second part of the case to determine damages against SBS in the same California Court that rendered the Clothier Determination.  However, the Bankruptcy Court did not modify the automatic stay to permit collection from SBS of any resulting damage award against it absent further Bankruptcy Court order, and therefore and absent such further order, any such damage award will have to be pursued against SBS in the SBS Chapter 11 Case. Accordingly, the Company believes there can be no assurance that SBS will ever be able to fully pay any such damage award resulting from any determination in the Clothier Case or any other judgment or similar amount resulting from any legal determination adverse to SBS.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, above.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

7. Treasury Stock

Pursuant to the Company's 2017 Stock Repurchase Program (the "2017 Repurchase Program"), as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018, the Company may repurchase shares of SGRP Common Stock through November 10, 2020, but not more than 500,000 shares in total, and those repurchases would be made from time to time in the open market and through privately-negotiated transactions, subject to general market and other conditions.  SGRP does not intend to repurchase any shares in the market during any blackout period applicable to its officers and directors under the SPAR Group, Inc. Statement of Policy Regarding Personal Securities Transactions in SGRP Stock and Non-Public Information As Adopted, Restated, Effective and Dated as of May 1, 2004, and As Further Amended Through March 10, 2011 (other than purchases that would otherwise be permitted under the circumstances for anyone covered by such policy). As of December 31, 2018, the Company had 500,000 shares remaining to be purchased under the 2017 Repurchase Program. Under the preceding stock repurchase program (adopted in 2012 and extended and modified in 2015), the Company repurchased all 532,235 shares through December 31, 2018.

8. Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At December 31, 2018, no shares of SGRP Series A Preferred Stock were issued and outstanding.

9. Retirement Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all eligible domestic employees. The Company made a contribution of $50,000 for the year ended December 31, 2017 and did not make a contribution in 2018.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

SGRP's Audit Committee has the specific duty and responsibility to review and approve the overall fairness and terms of all material related-party transactions. The Audit Committee receives affiliate contracts and amendments thereto for its review and approval (to the extent approval is given), and these contracts are periodically (often annually) again reviewed, in accordance with the Audit Committee Charter, the Ethics Code, the rules of the Nasdaq Stock Market LLC ("Nasdaq"), and other applicable law to ensure that the overall economic and other terms will be (or continue to be) no less favorable to the Company than would be the case in an arms-length contract with an unrelated provider of similar services (i.e., its overall fairness to the Company, including pricing, payments to related parties, and the ability to provide services at comparable performance levels). The Audit Committee periodically reviews all related party relationships and transactions described below.

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

The Special Subcommittee engaged Morrison Valuation & Forensic Services, LLC ("Morrison"), to perform a third-party financial evaluation of certain domestic related party relationships and transactions (principally with SAS and SBS of the Company, which included the review of certain financial records of the Company (but not those of its affiliates)) and discussions with management of the Company.  Their task included (among other things) the identification and mapping of and apparent purposes for and benefits from cash flows between the Company and its affiliates.  Morrison identified a number of transactions between the parties, while not material, were inefficient, time consuming and of limited business value to the parties.  They included expense reimbursement for indirect charges for supply purchases, corporate vendor service cost and use of corporate credit cards in the payment of vendor services. These inefficiencies have largely resolved themselves since the relationship with SAS and SBS has ended and others have been and will continue to be addressed by the Company. The Special Subcommittee also engaged Holland & Knight to provide ongoing legal advice on related party issues, and Paul Hastings to provide ongoing legal advice on independent contractor classification issues (including the SBS Clothier Case).  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies - Legal Matters, below.

The Special Committee also has been involved in the review of the Proposed Amendments to SGRP's By-Laws and the By-Laws Action and 225 Action (see Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Settled Delaware Litigations, below).

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

The Company executes and administers its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and substantially all of the Field Administrators are in turn are employed by other independent third parties.

SBS provided substantially all of the Field Specialist services in the U.S.A. to the Company from January 1 through July 27, 2018, and an independent vendor and licensee provided them for the balance of the year.  The Company paid $15.4 million and $25.9 million during the period January 1 through July 27, 2018, and the year ended December 31, 2017, respectively, to SBS for its provision as needed of the services of approximately 3,800 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 27% and 77% of the Company's total domestic Field Specialist service expense for the period January 1 through July 27, 2018, and the year ended December 31, 2017, respectively). The total cost recorded by the Company for the expenses of SBS in providing their Field Specialist services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of and invoiced to SBS, was $18.1 million and $30.1 million, for the seven months ended July 27, 2018, and the year ended December 31 2017, respectively.

Since the termination of  the Amended and Restated Field Service Agreement with SBS December 1, 2014(as amended, the "Prior SBS Agreement"), the Company and SBS agreed to an arrangement where the Company reimbursed SBS for the Field Specialist service costs and certain other approved reimbursable expenses incurred by SBS in performing services for the Company and paid SBS a revised  fixed percentage of such reimbursable expenses (the "Cost Plus Fee") equal to 2.96% of those reimbursable expenses, subject to certain offsetting credits.  The Company had offered a new agreement to SBS confirming that reimbursable expenses were subject to review and approval by the Company, but SBS rejected that proposal.

Due to (among other things) the Clothier Determination and the ongoing proceedings against SBS (which could have had a material adverse effect on SBS's ability to provide future services needed by the Company), SBS' continued higher charges and expense reimbursement disputes, and the Company's identification of an experienced independent third party company (the "Independent Field Vendor") who would provide comparable services on substantially better terms, the Company terminated the services of SBS effective July 27, 2018, and the Company has engaged that Independent Field Vendor to replace those field services previously provided by SBS (other than in California).  The Company similarly terminated SAS and has engaged another independent third party company on substantially better terms to replace those administrative services formerly provided by SAS, effective August 1, 2018.

Even though the Company had paid SBS for all services provided through July 27, 2018, the Company received notice that there may not be sufficient funds in SBS' bank accounts to honor all payments SBS had made by check to their Field Specialists.  Based on this notice, the Company withheld approximately $125,000 of final mark-up compensation due SBS and had been making payments, on a daily basis, into the SBS bank account designated for Field Specialist payments to ensure all SBS Field Specialists that had provided services to the Company are properly compensated for those services.  The $125,000 has been completely exhausted and the Company was required to fund an additional $12,000 to cover these duplicate Field Specialist payments.  The Company believes that there may be checks for Field Service payments for as much as an additional $120,000 that the Company believes may not be honored by SBS.  The Company has made plans to ensure that all of the current Field Specialists are properly paid and is exploring its legal options for recovery of all duplicate payments it is making on SBS's behalf.

No SBS compensation to any officer, director or other related party had been reimbursed or approved to date by the Company, and no such compensation reimbursements were made or approved under SBS's Prior Agreement.  This was not a restriction on SBS since SBS is not controlled by the Company and may pay any compensation to any person that SBS desires out of its own funds.  However, SBS had in the past invoiced the Company for such compensation payments, but the Company had rejected those invoices as non-reimbursable expenses.  Since SBS is a "Subchapter S" corporation, all income from SBS is allocated to its stockholders (see above).

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

The appropriateness of SBS's treatment of its Field Specialists as independent contractors had been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings had historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company for the ten month period ended November 23, 2018, and the twelve months ended December 31, 2017, in the amounts of $50,000 and $260,000, respectively, after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

On May 15, 2017, the Company advised SBS that, since there was no currently effective comprehensive written services agreement with SBS, the Company would continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company.  SBS has disputed the right of the Company and SGRP's Audit Committee to review and decide the appropriateness of the reimbursement of any of those related party defense and other expense reimbursements.   In addition, on June 13, 2018, the Company gave SBS notice that it would no longer reimburse any such expenses as a result of SGRP's separate settlement of the Clothier Case.

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

Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, in connection with any proceedings against SBS, SBS may claim that the Company is somehow liable for any judgment or similar amount imposed against SBS and pursue that claim with litigation. The Company does not believe there is any basis for such claims and would defend them vigorously. There can be no assurance that plaintiffs or someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, or that the Company will be able to successfully defend any claim.  Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

The Company has reached a non-exclusive agreement on substantially better terms than SBS with an experienced independent third-party vendor to provide substantially all of the domestic Field Specialist services used by the Company.  The Company has also reached a separate non-exclusive agreement on substantially better terms than with SAS with another independent third-party vendor to provide substantially all of the domestic Field Administrator services used by the Company.  The Company transitioned to such new vendors during July 2018, and such transition was virtually unnoticeable to the Company's clients.

SAS provided substantially all of the Field Administrators in the U.S.A. to the Company from January 1 through July 31, 2018, and an independent vendor and licensee provided them for the balance of the year.  The Company paid $2.7 million and $4.2 million for the period January1 through July 31, 2018, and the year ended December 31, 2017, respectively, to SAS for its provision of its 52 full-time regional and district administrators (which amounted to approximately 53% and 91% of the Company's total domestic field administrative service cost for the seven and twelve months, respectively. The total cost recorded by the Company for the expenses of SAS in providing SAS' services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of and invoiced to SAS, was $2.7 million and $4.2 million, for the seven months ended July 27, 2018, and the year ended December 31 2017, respectively.

In addition to these field service and administration expenses, SAS also incurred other administrative expenses related to benefit and employment tax expenses of SAS and payroll processing, and other administrative expenses and SBS incurred expenses for processing vendor payments, legal defense and other administrative expenses (but those expenses were only reimbursed by SGRP to the extent approved by the Company as described below).

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

In 2016, SAS and SMF entered into a new Field Administration Agreement (the "SAS Agreement"). The SAS Agreement more clearly defines reimbursable and excluded expenses and the budget and approval procedures and provides for indemnifications and releases (which indemnifications and releases are comparable to those applicable to SGRP's directors and executive officers under its By-Laws and applicable law). Specifically, the SAS Agreement reduced the Cost Plus Fee for SAS from 4% to 2% effective as of June 1, 2016.

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

On May 7, 2018, the Company gave a termination notice to SAS specifying July 31, 2018, as the end of the Service Term under (and as defined in) SAS Agreement.  The Company has reached a non-exclusive agreement with an independent third party vendor to provide substantially all of the domestic Field Administrators used by the Company. The Company transitioned to such new vendor during July 2018, and it was virtually unnoticeable to the Company's clients.

Although neither SBS nor SAS has provided or authorized to perform any services to the Company after their terminations described above effective on or before July 31, 2018, they have apparently continued to operate and claim that the Company owes them for all of their post-termination expenses for the foreseeable future.  For the period from August through December 31, 2018, SBS has invoiced the Company for approximately $120,000, and SAS has invoiced the Company for approximately $76,000 for the same period.  All such invoices have been rejected by the Company.  The Company has determined that it is not obligated to reimburse any such post-termination expense (other than for potentially reimbursing SAS for mutually approved reasonable short term ordinary course transition expenses in previously allowed categories needed by SAS to wind down its business, if any), and that such a payment would be an impermissible gift to a related party under applicable law, which determinations have been supported by SGRP's Audit Committee.  The SBS invoices included legal expenses for its continuing defense in the Clothier Case even though SGRP on June 13, 2018, gave SBS notice that it would no longer reimburse any such expenses as a result of SGRP's separate settlement of the Clothier Case.   See Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, and Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

The Company expects that SBS and SAS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of their post-termination expense, including repeated litigation.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "SBS Chapter 11 Case"), and as a result, the claims of SBS' creditors must now generally be pursued in the SBS Chapter 11 Case.  The Company believes there can be no assurance that SBS will ever be able to fully pay any damage award resulting from any determination in the Clothier Case or any other judgment or similar amount resulting from any legal determination adverse to SBS. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Related Party Litigation and SBS Bankruptcy, below.

Any failure of SBS to satisfy any judgment or similar amount resulting from any adverse legal determination against SBS, any claim by SBS, SAS, any other related party or any third party that the Company is somehow liable for any such judgment or similar amount imposed against SBS or SAS or any other related party, any judicial determination that the Company is somehow liable for any such judgment or similar amount imposed against SBS or SAS or any other related party (in whole or in part), or any increase in the Company's use of employees (rather than the services of independent contractors provided by third parties) to perform Field Specialist services domestically, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

Current material and potentially material legal proceedings impacting the Company are described in Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies - Legal Matters, below.  These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.  Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, in connection with any proceedings against SBS, SBS continues to claim that the Company is somehow liable to reimburse SBS for its expenses in those proceedings.  The Company does not believe there is any basis for such claims and would defend them vigorously.

Infotech is currently suing the Company in New York seeking reimbursement for approximately $190,000 respecting alleged lost tax benefits and other expenses it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and previously denied by both management and SGRP's Audit Committee, who had jurisdiction because Infotech is a related party.  Infotech also is threatening to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, which the Company vigorously denies.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters -- Related Party Litigation, below.

Peter W. Brown was appointed as a Director on the SGRP Board as of May 3, 2018, replacing Mr. Robert G. Brown upon his retirement from the Board and Company at that date.  He is not considered independent because Peter Brown an affiliate and related party in respect of SGRP and was proposed by Mr. Robert G. Brown to represent the Brown family interests.  He worked for and is a stockholder of SAS (see above), Infotech (see above) and certain of its affiliates, he is the nephew of Mr. Robert G. Brown (a current significant stockholder of SGRP and SGRP's former Chairman and director), he is a director of SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT") and owns Earth Investments LLC, ("EILLC"), which owns 10% interest in the SGRP's Brazilian subsidiary.

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services (“NSRS”).  Since September 2018, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS the total costs for providing those services and to pay NSRS a premium equal to 1.0% of its total cost.

Resource Plus of North Florida, Inc. ("RPI"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the RPI membership interests and by Mr. Richard Justus through his ownership of the other 49% of the RPI membership interests. (See Note 13 to the Company's Consolidated Financial Statements - Purchase of Interest in Subsidiaries, below). Mr. Justus has a 50% ownership interest RJ Holding which owns the buildings where RPI is headquartered and operates.  Both buildings are subleased to RPI at local market rates.

International Related Party Services:

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 49% by the following individuals: Mr. Brian Mason, Mr. Garry Bristow, and Mr. Adrian Wingfield. Mr. Mason is President and a director and Mr. Bristow is an officer and director of Meridian. Mr. Mason is also an officer and director and 50% shareholder of Merhold Property Trust ("MPT"). Mr. Mason and Mr. Bristow are both officers and directors and both own 50% of Merhold Cape Property Trust ("MCPT"). Mr. Mason, Mr. Bristow and Mr. Wingfield are all officers and own 46.7%, 20% and 33.3%, respectively of Merhold Holding Trust ("MHT") which provides similar services like MPT. MPT owns the building where Meridian is headquartered and also owns 20 vehicles, all of which are subleased to Meridian. MCPT provides a fleet of 172 vehicles to Meridian under a 4 year lease program. These leases are provided to Meridian at local market rates included in the summary table below.

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

SPAR BSMT has contracted with Ms. Karla Dagues Martins, a Brazilian citizen and resident and JDM's sisterand a part owner of SPAR BSMT, to handle the labor litigation cases for SPAR BSMT and its subsidiaries.  These legal services are being provided to them at local market rates by Ms. Martins' company, Karla Martins Sociedade de Advogados ("KMSA"). Accordingly, Mr. Jonathan Dagues Martins and Ms. Karla Dagues Martins are each an affiliate and a related party in respect of the Company.

The Company believes it is the largest and most important customer of MPT, MCPT, MHT, CON, JFMD and KMSA (and from time to time may be their only customer), and accordingly the Company generally has been able to negotiate better terms, receives more personal and responsive service and is more likely to receive credits and other financial accommodations from SBS, SAS, MPT, MCPT, MHT, CON, JFMD and KMSA than the Company could reasonably expect to receive from an unrelated service provider who has significant other customers and business. SBS, SAS and other material affiliate contracts and arrangements are annually reviewed and considered for approval by SGRP's Audit Committee, subject to the ongoing negotiations with SBS as described above.

Summary of Certain Related Party Transactions:

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2018	2017
Services provided by affiliates:
Field Specialist Service expenses* (SBS)	$15,404	$25,866
Field Administration Service expenses* (SAS)	2,738	4,215
NSRS	986	-
RJ HOLDINGS	247	-
Office and vehicle rental expenses (MPT)	66	62
Vehicle rental expenses (MCPT)	1,248	1,146
Office and vehicle rental expenses (MHT)	228	170
Field administration expenses* (NDS Reklam)	2	2
Consulting and administrative services (CON)	220	244
Warehouse Rental (JFMD)	49	47
Legal Services (KMSA)	135	10

Total services provided by affiliates	$21,323	$31,762

* Includes substantially all overhead (in the case of SAS and SBS), or related overhead, plus any applicable markup. The services provided by SAS and SBS were terminated as of July 2018.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

Due to affiliates consists of the following (in thousands):	December 31,
	2018	2017
Loans from local investors:(1)
Australia	$226	$250
Mexico	1,001	1,001
Brazil	139	139
China	2,130	719
South Africa	618	24
Resource Plus	531	–
Accrued Expenses due to affiliates:
SBS/SAS	–	893
Total due to affiliates	$4,645	$3,026

(1)     Represent loans from the local investors into the Company's subsidiaries (representing their proportionate share of working capital loans). The loans have no payment terms and are due on demand and as such have been classified as current liabilities in the Company's consolidated financial statements.

Affinity Insurance:

In addition to the above, through August 1, 2018, SAS purchased insurance coverage from Affinity Insurance, Ltd. ("Affinity") for worker compensation, casualty and property insurance risk for itself, for SBS on behalf of Field Specialists that require such insurance coverage (if they do not provide their own), and for the Company. SAS owns a minority (less than 1%) of the common stock in Affinity. Based on informal arrangements between the parties, the Affinity insurance premiums for such coverage were ultimately charged (through SAS) for their fair share of the costs of that insurance to SMF, SAS (which then charges the Company) and SBS. Since August 1, 2018, the new independent vendor providing the Company's Field Administrators also is a member of and provided such insurance through Affinity for itself and on behalf of the Field Specialists that require such insurance coverage (if they do not provide their own), and the Company is obtaining its own such insurance through Affinity (in which the Company is also now a member).

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

The Company also has advanced money to SAS to prepay Affinity insurance premiums (which in the case of workers compensation insurance are a percentage of payroll).  The Company had advanced approximately $225,000 to SAS for the 2019-2020 Affinity plan year based on estimates that assumed SBS and SAS would be providing services to the Company for the full plan year.  However, the Company terminated them and they ceased providing SAS' services by August 2018, so that insurance was required for only one month's payroll.  Upon completion of the Affinity audit for the Affinity 2019-2020 plan year, the Company anticipates that SAS will receive a premium refund from Affinity of approximately $150,000 and will be obligated to repay that amount to the Company.

Affinity from time to time may (in the case of a downward adjustment in such periodic premiums or the Cash Collateral) make refunds, rebates or other returns of such periodic premiums and Cash Collateral deposits to SAS for the benefit of itself, SBS and SMF (including any premium refund, as returned or returnable, "Affinity Returns"). The Company believes that SAS is obligated to return to SMF any and all Affinity Returns allocable to SMF in repayment of the corresponding advances from SMF and allocable to SAS in repayment of the corresponding advances from SMF. The Company also believes that SAS is obligated to return to SBS, and SBS is obligated to return to SMF, any and all Affinity Returns allocable to SBS in repayment of the corresponding advances. The Company believes that SBS and SAS will have limited operations after August 1, 2018, that the litigation and likely resulting financial difficulties facing SBS are significant, and that without adequate security, those circumstances puts such repayments to the Company at a material risk.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

SMF had been in negotiations with SBS and SAS (respectively represented by Robert G. Brown and William H. Bartels, who together own over 59% of SGRP's common stock) since November 2017 for reimbursement and security agreements to document and secure those advances and repayment obligations, which advances total approximately $675,000. Although SBS and SAS had orally accepted those agreements in principal, the negotiations have recently broken down over their refusal to allow fully perfected first priority security interests in the Cash Collateral and SAS's policies with and equity interests in Affinity, as well as  their demands for post-termination payments and offsets potentially larger than the Cash Collateral. As a result the Company has recorded a reserve for the full $900,000 in such receivables in 2018.  The Company is exploring its legal options for recovering the Affinity Returns from SAS and SBS. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies, above.  The $900,000 reserve includes the premium refund for the 2019-2020 Affinity plan year.

The Company has filed a claim for $375,000 respecting the Affinity Cash Collateral loan to SBS in the SBS Chapter 11 Proceeding. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, above.

Other Related Party Transactions and Arrangements:

In July 1999, SMF, SBS and SIT entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and has the right to unilaterally license and exploit certain portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") are co-owned with SBS and Infotech and each entered into  a non-exclusive royalty-free license from the Company to use certain "SPAR" trademarks in the United States (the "Licensed Marks").  As a result of the SBS Chapter 11 Case, SBS' rights in the Co-Owned Software and Licensed Marks are assets of SBS' estate, subject to sale or transfer in any court approved reorganization or liquidation.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, Related Party Litigation and SBS Bankruptcy, above.

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

11. Stock Based Compensation and Other Plans

The Company believes that it is desirable to align the interests of its directors, executives, employees and consultants with those of its stockholders through their ownership of shares of Common Stock issued by SGRP ("SGRP Shares").  Although the Company does not require its directors, executives, employees or consultants to own SGRP Shares, the Company believes that it can help achieve this objective by providing long term equity incentives through the issuance to its eligible directors, executives, employees or consultants of options to purchase SGRP Shares and other stock-based awards pursuant to the 2018 Plan (as defined below) and facilitating the purchase of SGRP Shares at a modest discount by all of its eligible executives, employees and consultants who elect to participate in its Employee or Consultant Stock Purchase Plans (as defined below).  In particular, the Company believes that granting stock based awards (including restricted stock and options to purchase SGRP Shares) to such directors, executives, employees and consultants encourages growth in their ownership of SGRP Shares, which in turn leads to the expansion of their stake in the long-term performance and success of the Company.

In connection with the 2018 Annual Meeting, the Board, based (in part) on the recommendation of its Compensation Committee, approved the modifications to the proposed SPAR Group, Inc. 2018 Stock Compensation Plan (the "2018 Plan") to remove adjustments for existing plans, which the Board determined was within its authority and not materially adverse to the interest of SGRP's existing stockholders.  The SPAR Group, Inc. 2018 Stock Compensation Plan (including the above changes) was approved by the stockholders on May 2, 2018.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

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

The 2018 Plan permits the granting of Awards consisting of options to purchase shares of Common Stock ("Options"), stock appreciation rights ("SARs"), restricted stock ("Restricted Stock"), and restricted stock units ("RSUs"). The 2018 Plan permits the granting of both Options that qualify under Section 422 of the United States Internal Revenue Code of 1986 as amended (the "Code") for treatment as incentive stock options ("Incentive Stock Options" or "ISOs") and Options that do not qualify under the Code as Incentive Stock Options ("Nonqualified Stock Options" or "NQSOs"). ISOs may only be granted to employees of SGRP or its subsidiaries.

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

The 2008 Plan provided for the granting of restricted SGRP shares, stock options to purchase SGRP shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP shares ("Awards") to SGRP Directors and the Company's specified executives, employees and consultants (which are employees of certain of its affiliates), although to date SGRP has not issued any permissible form of Award other than stock option, restricted share awards, and performance stock units. At the May 3, 2018 Annual meeting of stockholders, the 2008 Plan was terminated. At that time, the 2018 Plan was approved by SGRP's stockholders.

As of December 31, 2018, approximately 335,000 shares were available for Award grants under the 2018 Plan.

The 2018 Plan (like the 2008 Plan as amended in 2009) gives SGRP's Compensation Committee the full authority and complete flexibility from time to time to designate and modify (in its discretion) one or more of the outstanding Awards (including their exercise and base prices and other components and terms) to (among other things) restore their intended values and incentives to their holders. However, the exercise price, base value or similar component (if equal to SGRP's full stock price at issuance) of any Award cannot be lowered to an amount that is less than the Fair Market Value (as defined in the 2018 Plan) on the date of the applicable modification, and no modification can adversely affect an awardee's rights or obligations under an award without the awardee's consent. No further consent of SGRP's stockholders is required for any repricing or other modification of any outstanding or other aware under the 2018 Plan or 2008 Plan, including those previously issued under the Prior Plans. To date, Awards have only been repriced once (in 2009) pursuant to this authority.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

The stock option Awards issued under the 2018 Plan are typically "nonqualified" (as a tax matter), have a ten (10) year maximum life (term) and vest during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Stock-based compensation cost is measured on the grant date, based on the fair value of the stock options Award calculated at that date, and is recognized as compensation expense on a straight-line basis over the requisite service period, which generally is the options' vesting period. Fair value is calculated using the Black-Scholes option pricing model.

The Restricted Stock Awards issued under the 2018 Plan (like those under the 2008 Plan) vest during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Restricted Stock is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation ratably over the requisite period which generally is the Award's vesting period.

2008 Plan Summary

Following are the specific valuation assumptions used for options granted in 2018 for the 2008 Plan:

Expected volatility	43%
Expected dividend yields	0%
Expected term (in years)	5
Risk free interest rate	2.5%
Expected forfeiture rate	5%

2008 Plan Stock option Award activity for the years ended December 31, 2018 and 2017 is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Covered	Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Outstanding at January 1, 2017	3,111,052	$0.98	4.74	$678
Granted	943,000	1,05	–	–
Exercised/cancelled	110,187	0.87	–	–
Forfeited or expired	599,688	–	–	–
Outstanding at December 31, 2017	3,344,177	$0.96	5.17	$1,221
Granted	45,000	1.67	–	–
Exercised	306,750	0.40	–	–
Forfeited or expired	37,500	–	–	–
Outstanding at December 31, 2018	3,044,927	$1.01	4.55	$103
Exercisable at December 31, 2018	2,239,677	$1.00	3.15	$103

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

The weighted-average grant-date fair value of stock option Awards granted during the year ended December 31, 2018 was $0.76. The total intrinsic value of stock option Awards exercised during the year ended December 31, 2018 and 2017 was $274,000 and $16,000, respectively.

The Company recognized $155,000 and $187,000 in stock-based compensation expense relating to stock option Awards during the years ended December 31, 2018 and 2017, respectively. The recognized tax benefit on stock based compensation expense related to stock options during the years ended December 31, 2018 and 2017, was approximately $38,000 and $71,000, respectively.

As of December 31, 2018, total unrecognized stock-based compensation expense related to stock options was $309,000. This expense is expected to be recognized over a weighted average period of approximately 2.0 years, and will be adjusted for changes in estimated forfeitures.

2018 Plan Summary

Following are the specific valuation assumptions used for options granted in 2018 for the 2018 Plan:

Expected volatility	43%
Expected dividend yields	0%
Expected term (in years)	5
Risk free interest rate	2.8%
Expected forfeiture rate	5%

2018 Plan Stock option Award activity for the year ended December 31, 2018 is summarized below:

Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Covered	Exercise	Contractual	Value
Option Awards	Shares	Price	Term (Years)	(thousands)
Granted	245,000	1.23	–	–
Exercised	–	–	–	–
Cancelled	–	–	–	–
Forfeited or expired	10,000	–	–	–
Outstanding at December 31, 2018	235,000	$1.23	9.35	$–
Exercisable at December 31, 2018	–	$–	–	$–

The weighted-average grant-date fair value of stock option Awards granted during the year ended December 31, 2018 was $0.57. The total intrinsic value of stock option Awards exercised during the year ended December 31, 2018 was $0.

The Company recognized $31,000 and $0 in stock-based compensation expense relating to stock option Awards during the years ended December 31, 2018 and 2017, respectively. The recognized tax benefit on stock based compensation expense related to stock options during the years ended December 31, 2018 and 2017, was approximately $8,000 and $0, respectively.

As of December 31, 2018, total unrecognized stock-based compensation expense related to stock options was $98,000. This expense is expected to be recognized over a weighted average period of approximately 3.0 years, and will be adjusted for changes in estimated forfeitures.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

Restricted Stock- 2008 Plan

The restricted stock Awards previously issued under the 2008 Plan vested during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Restricted stock granted under the 2008 Plan is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation expense ratably over the requisite service period which generally is the Award's vesting period. In 2018, the Company did not issue restricted stock Awards to its employees or Directors.

The following table summarizes the activity for restricted stock Awards during the years ended December 31, 2018 and 2017:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Unvested at January 1, 2017	132,000	$1.32
Granted	–	–
Vested	(22,800)	1.53
Forfeited	(40,800)	1.08
Unvested at December 31, 2017	68,400	1.38
Granted	–	–
Vested	(18,900)	1.48
Forfeited	(48,500)	1.35
Unvested at December 31, 2018	1,000	$1.36

During the years ended December 31, 2018 and 2017, the Company recognized approximately $15,000 and $38,000, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the years ended December 31, 2018 and 2017 was approximately $4,000 and $14,000, respectively.

During the years ended December 31, 2018 and 2017, the total fair value of restricted stock vested was $23,000 and $24,000, respectively.

As of December 31, 2018, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $1,000, which is expected to be expensed over a weighted-average period of 1 year.

Restricted Stock- 2018 Plan

The restricted stock Awards previously issued under the 2018 Plan (like those under the 2008 Plan) vested during the first four years following issuance at the rate of 25% on each anniversary date of their issuance so long as the holder continues to be employed by the Company. Restricted stock granted under the 2018 Plan (like those under the 2008 Plan) is measured at fair value on the date of the grant, based on the number of shares granted and the quoted price of the Company's common stock. The shares of stock are issued and value is recognized as compensation expense ratably over the requisite service period which generally is the Award's vesting period. In 2018, the Company issued 20,000 restricted stock Awards to its Directors.

The following table summarizes the activity for restricted stock Awards during the year ended December 31, 2018:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	per Share
Granted	20,000	1.23
Vested	(10,000)	1.23
Forfeited	–	–
Unvested at December 31, 2018	10,000	$1.23

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Stock Based Compensation and Other Plans (continued)

During the years ended December 31, 2018 and 2017, the Company recognized approximately $20,000 and $0, respectively, of stock-based compensation expense related to restricted stock. The recognized tax benefit on stock based compensation expense related to restricted stock during the years ended December 31, 2018 and 2017 was approximately $5,000 and $0, respectively.

During the years ended December 31, 2018 and 2017, the total fair value of restricted stock vested was $12,000 and $0, respectively.

As of December 31, 2018, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $4,000, which is expected to be expensed over a weighted-average period of 1 year.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Year Ended December 31,
	2018	2017
Revenue, net:
United States	$80,049	$52,273
International	149,142	129,108
Total revenue	$229,191	$181,381

Operating income (loss):
United States	$(2,543)	$518
International	6,272	3,572
Total operating income	$3,729	$4,090

Interest expense:
United States	$260	$221
International	835	116
Total interest expense	$1,095	$337

Other (income) expense, net:
United States	$(1)	$8
International	(405)	(409)
Total other (income), net	$(406)	$(401)

Income (loss) before income tax expense:
United States	$(2,802)	$289
International	5,842	3,865
Total income before income tax expense	$3,040	$4,154

Income tax expense (benefit):
United States	$(266)	$1,956
International	1,668	1,021
Total income tax expense	$1,402	$2,977

Net (loss) income:
United States	$(2,536)	$(1,667)
International	4,174	2,844
Total net income	$1,638	$1,177

Net income attributable to non-controlling interest:
United States	$544	$99
International	2,645	2,001
Total net income attributable to non-controlling interest	$3,189	$2,100

Net (loss) income attributable to SPAR Group, Inc.:
United States	$(3,080)	$(1,766)
International	1,529	843
Total net loss attributable to SPAR Group, Inc.	$(1,551)	$(923)

Depreciation and amortization:
United States	$1,431	$1,378
International	678	748
Total depreciation and amortization	$2,109	$2,126

Capital expenditures:
United States	$1,345	$942
International	277	506
Total capital expenditures	$1,622	$1,448

Note: There were no inter-company sales for 2018 or 2017.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

	December 31,
	2018	2017
Assets:
United States	$27,280	$17,511
International	41,815	40,477
Total assets	$69,095	$57,988

Geographic Data (in thousands)

	Year Ended December 31,
	2018		2017
Net international revenues:		% of consolidated net revenue		% of consolidated net revenue
Brazil	$54,060	23.6%	$42,853	23.6%
South Africa	28,566	12.5	26,661	14.7
Mexico	21,233	9.3	22,128	12.2
China	13,181	5.8	11,045	6.1
Japan	10,814	4.7	8,125	4.5
India	9,269	4.0	7,308	4.0
Canada	8,392	3.7	6,913	3.8
Australia	3,405	1.5	3,789	2.1
Turkey	222	0.1	277	0.2
Total international revenue	$149,142	65.2%	$129,108	71.2%

	Year Ended December 31,
	2018	2017
Long lived assets:
United States	$2,122	$7,109
International	438	4,057
Total long lived assets	$2,560	$11,166

13. Purchase of Interests in Subsidiaries

Resource Plus Acquisition

On January 9, 2018, the Company completed its acquisition of a 51% interest (the "Acquisition") in Resource Plus of North Florida, Inc. ("RPI"), a supplier of professional fixture installation and product merchandising services; and a 51% interest in both of its sister companies, Mobex of North Florida, Inc. ("Mobex"), a proprietary retail fixture mobilization system manufacturer, and Leasex, LLC ("Leasex"), a company formed to lease Mobex's proprietary equipment. RPI owns a 70% interest in BDA Resource, LLC, a Florida limited liability company ("BDA"), and RPI, Leasex, Mobex and BDA may be referred to individually and collectively as "Resource Plus".

SGRP's subsidiary, SPAR Marketing Force, Inc. ("SMF"), purchased those equity interests in Resource Plus from Joseph L. Paulk and Richard Justus pursuant to separate Stock Purchase Agreements each dated as of October 13, 2017 (each a "SPA"), which were subject to due diligence and completion of definitive documents.  The base purchase prices under the SPAs for those Resource Plus equity interests were $3,000,000 for Mr. Paulk and $150,000 for Mr. Justus, subject to adjustment and potential bonuses as provided in their respective SPAs.  At the closing on January 9, 2018, Mr. Paulk received the base purchase price in $400,000 cash and a Promissory Note for $2,600,000; and Mr. Justus received the base purchase price in $50,000 cash and a Promissory Note for $100,000.  Those notes were issued by SMF, guaranteed by SGRP pursuant to separate Guaranties, and secured by SMF pursuant to separate Securities Pledge and Escrow Agreements to the sellers of the respective acquired equity interests, with each of those documents dated and effective as of January 1, 2018.  Mr. Paulk's note is repayable in installments of $300,000, plus interest at 1.85% per annum, per year on December 31 of each year (commencing in 2018, which payment was made in 2018), with the balance due on December 31, 2023; and Mr. Justus's note on December 31 of each such year (commencing in 2018, which payment was also made in 2018) is repayable in installments of $33,333 per year, plus interest at 1.85% per annum, on December 31 of each year, with the balance of $33,334 due on December 31, 2020.

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

A summary of purchase price consideration to be allocated by SGRP in the acquisition of RPI is provided below:

Cash consideration	$456
Notes payable	2,300
Total consideration paid	$2,756

The estimated assets acquired and liabilities assumed by SGRP are provided below:

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

The following table contains unaudited pro forma revenue and net income for SPAR Group, Inc. assuming SPAR Resource Plus closed on January 1, 2017 (in thousands):

	Revenue	Net Income
Consolidated supplemental pro forma for the twelve month period ended December 31, 2017	$205,604	$407

The pro forma in the table above includes adjustments for, amortization of intangible assets and acquisition costs to reflect results that are more representative of the results of the transactions as if the Resource Plus acquisition closed on January 1, 2017.  This pro forma information utilizes certain estimates, is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred.  In addition, future results may vary significantly from the results reflected in the pro forma information.  The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.  For the twelve month period ended December 31, 2018, Resource Plus contributed $24.2 million to the Company's total revenue and increased net income for the same period by $1.3 million.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14. Net Income Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2018	2017
Numerator:
Net loss attributable to SPAR Group, Inc.	$(1,551)	$(923)

Denominator:
Shares used in basic net income per share calculation	20,684	20,617
Effect of diluted securities:
Stock options and unvested restricted shares	–	–
Shares used in diluted net income per share calculations	20,684	20,617

Basic and Diluted net loss per common share:	$(0.07)	$(0.04)

15.     Capital Lease Obligations

The Company has two outstanding capital lease obligations with interest rates as follows. The related capital lease asset balances are detailed below (in thousands):

Start Date:	Interest Rate	Original Cost	Accumulated Amortization	Net Book Value at December 31, 2018
January 2017	5.8%	$76	$26	$26
August 2017	6.4%	$147	$20	$78

Annual future minimum lease payments required under the leases, together with the present value as of December 31, 2018, are as follows (in thousands):

Year Ending December 31,	Amount

2019	$82
2020	31
Total	113
Less amount representing interest	5
Present value of net minimum lease payments included in accrued expenses and other current liabilities, and long term debt	$108

SPAR Group, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	(Recovered From)/Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2018:

Deducted from asset accounts:
Allowance for doubtful accounts	$342	196	5	$533

Year ended December 31, 2017:

Deducted from asset accounts:
Allowance for doubtful accounts	$288	113	59	$342

(1)         Uncollectible accounts written off, net of recoveries