Form 10-K/A
period 2018-12-31
SPAR GROUP INC
filed 2019-04-24
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

SPAR GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FIRST AMENDMENT ON FORM 10-K/A

This Amendment is being filed to replace the incorrect version of our Annual Report on Form 10-K for 2018 that was filed on April 15, 2019.  This First Amendment on Form 10-K/A adds two exhibits and certain exhibit links inadvertently omitted from our filing on April 15, 2019, and corrects several typographical errors.

Forward-Looking Statements

This Annual Report on Form 10-K/A for the year ended December 31, 2018 (this "Annual Report"), contains forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"). There also are "forward-looking statements" contained in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on or about May 16, 2019 (the "Proxy Statement"), which SGRP expects to file on or about April 22, 2019, with the Securities and Exchange Commission (the "SEC"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities

All statements (other than those that are purely historical) are forward-looking statements. Words such as "may," "will," "expect," "intend", "believe", "estimate", "anticipate," "continue," "plan," "project," or the negative of these terms or other similar expressions also identify forward-looking statements. Forward-looking statements made by the Company in this Annual Report may include (without limitation) statements regarding: risks, uncertainties, cautions, circumstances and other factors ("Risks"); and plans, intentions, expectations, guidance or other information respecting the pursuit or achievement of the Company's five corporate objectives (growth, customer value, employee development, greater productivity & efficiency, and increased earnings per share), building upon the Company's strong foundation, leveraging compatible global opportunities, growing the Company's client base and contracts, continuing to strengthen its balance sheet, growing revenues and improving profitability through organic growth, new business development and strategic acquisitions, and continuing to control costs. The Company's forward-looking statements also include (without limitation) those made in this Annual Report in "Business", "Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Directors, Executive Officers and Corporate Governance", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", and "Certain Relationships and Related Transactions, and Director Independence".

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

In addition, merchandising and marketing services and in-store product promotions have proliferated and diversified. Retailers are continually re-merchandising and re-modeling entire departments and stores in an effort to respond to new product developments and changes in consumer preferences. The Company estimates that these activities have increased in frequency over the last few years. Both retailers and manufacturers are seeking third party merchandisers to help them meet the increased demand for these labor-intensive services. However, retailers with physical store locations are facing increasing consolidation and competition from internet virtual stores.  See Item 1A, Risk Factors -- Dependence on Retailers with Physical Stores, below.

The consolidation of many retailers and changing store formats also have created opportunities for third party merchandisers when an acquired retailer's stores are converted to the look and format of the acquiring retailer. In many of those cases, stores are completely remodeled and re-merchandised to implement the new store formats.

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

The Company's Trademarks and Technology

The Company has numerous registered trademarks. Although the Company believes its trademarks may have value, the Company believes its services are sold primarily based on breadth and quality of service, cost, and the ability to execute specific client priorities rapidly, efficiently and consistently over a wide geographic area. Certain of the Company's "SPAR" trademarks (the "Licensed Marks") are licensed (i) for use in the United States royalty free and in perpetuity pursuant to license agreements that commenced in 1999 with its affiliates, SBS and Infotech and through SBS its other affiliate, SAS, is permitted to use the Licensed Marks (as defined in RELATED PARTIES AND RELATED PARTY LITIGATION, in Item 3, below), (ii) for use worldwide royalty free and in perpetuity pursuant to informal license arrangements with its wholly owned subsidiaries, (iii) for use in their respective jurisdictions royalty free pursuant to license agreements for limited terms with its joint venture subsidiaries (executed contemporaneously with their respective joint venture agreements), and (iv) in the United States for limited terms and modest royalties pursuant to license agreements with the Independent Field Vendor and Independent Field Administrator respectively providing Field Specialists and Field Administrators to the Company domestically that commenced in 2018.  Portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") currently included in the Company's Global Technology Systems are co-owned by the Company, SBS and Infotech. The Company's Global Technology Systems (including the Co-Owned Software) are maintained and further developed and improved by the Company at its own expense at a cost of $1.3 and $1.0 million in 2018 and 2017, respectively. Except for SBS and Infotech (which don't need such software licenses because of their co-ownership), each subsidiary and vendor trademark license and arrangement also licenses the Co-Owned Software to the licensee. See An Overview of the Merchandising and Marketing Services Industry, The Company's Competition, and Leveraging and Improving on the Company's Technological Strengths, in this Item 1 above, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Other Related Party Transactions and Arrangements, below.

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

The Company executes its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and substantially all of the Field Administrators are in turn are employed by other independent third parties.

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

Dependence on Retailers with Physical Stores

Retailers with physical store locations are facing increasing consolidation and competition from internet virtual stores. Some retailers with physical stores have failed, others are struggling, and others are merging in this highly competitive environment. Although the Company's merchandising services help physical retailers in successfully competing against virtual stores, and the Company provides assembly and other services utilized by online retailers, the Company's business and growth depends in large part on the continuing need for in-store merchandising of products and the continuing success of retailers with physical store locations. There can be no assurance that the in-store merchandising of products will increase or even continue at current levels or that retailers with physical store locations will continue to compete successfully in those stores, and some retailers are shifting their sales focus to their virtual online stores. A significant decrease in such need for in-store merchandising or success of such physical stores could significantly decrease the Company's revenues and such decreased revenues could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Failure to Compete Successfully

The merchandising and marketing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal merchandising and marketing operations of its existing and prospective clients; (iii) independent brokers; and (iv) smaller regional providers. Remaining competitive in the highly competitive merchandising and marketing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to compete successfully, it could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

Failure to Develop New Services

A key element of the Company's growth strategy is the development and sale of new services. While several new services are under current development, there can be no assurance that the Company will be able to develop and market new services successfully. The Company's inability or failure to devise useful merchandising or marketing services or to complete the development or implementation of a particular service for use on a large scale, or the failure of such services to achieve market acceptance, could adversely affect the Company's ability to achieve a significant part of its growth strategy and the absence of such growth could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected and could limit the Company's ability to significantly increase its revenues and profits.

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

The failure by the Company to improve successfully its existing Global Technology Systems or develop successfully new software, applications or systems (including unrecovered development costs or client attrition) could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

Uncertainty of Financing for, and Dilution Resulting from, Future Acquisitions and Settlements

The timing, size and success of acquisition and litigation settlement efforts and any associated capital commitments cannot be readily predicted. Future acquisitions and litigation settlements may be financed by issuing shares of the SGRP Common Stock, cash, or a combination thereof. If the SGRP Common Stock does not maintain a sufficient market value, or if potential acquisition candidates or litigants are otherwise unwilling to accept the SGRP Common Stock as part of the consideration for the sale of their businesses or settlement of their litigation, the Company may be required to obtain additional capital through debt or equity financings. To the extent the SGRP Common Stock is used for all or a portion of the consideration to be paid for future acquisitions or legal settlements, dilution may be experienced by existing stockholders. A "super majority" vote of at least 75% of all SGRP directors is now required for any SGRP stock issuance of more than 500,000 SGRP shares (other than pursuant to stockholder approved plans) and such issuance can be blocked by any two directors acting on behalf of any group (including the Majority Stockholders). In addition, there can be no assurance that the Company will be able to obtain the additional financing it may need for its acquisitions or litigation settlements on terms that the Company deems acceptable. Failure to obtain such capital would materially and adversely affect the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Reliance on the Internet and Third Party Vendors

The Company relies on its Global Technology Systems for (among other things) the scheduling, tracking, coordination and reporting of its merchandising and marketing services.  In addition to proprietary software and applications of the Company, the Global Technology Systems use and rely upon software (including operating system, office, exchange, data base and server programs) licensed and hardware purchased or leased from third parties and internet and telecommunication services provided by third parties, which third party software, hardware and internet and telecommunication services may not continue to be available at all or (if available) at reasonable prices or on commercially reasonable terms. Any defect, error or other performance failure in such third-party software, hardware or service also could result in a defect, error or performance failure in our client services.  Systems can experience excess traffic and related inefficiencies, from increased demand or otherwise, as well as increased cyberattacks by hackers and other saboteurs. To the extent that systems experience increased demands on current capacity and for additional capacity from (among other things) an increase in the numbers of users, frequency or duration of use, bandwidth requirements of software, applications and users (including the increasing demand from the Company's clients for data-intensive as-serviced pictures from the Field Specialists), or internet cyberattacks, there can be no assurance that the Company's technological systems and third party software, hardware and internet and telecommunication providers will continue to be able to support the demands placed on them by such increased demand or negative events.

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

Risks Associated with Audit Services

The auditing services industry is highly competitive and the Company has competitors that are larger (or part of larger holding companies) and may be better financed. In addition, the Company competes with: (i) a large number of relatively small enterprises with specific client, channel or geographic coverage; (ii) the internal auditing operations of its existing and prospective clients; and (iii) smaller regional providers. Remaining competitive in the highly competitive auditing services industry requires that the Company monitor and respond to trends in all industry sectors. There can be no assurance that the Company will be able to anticipate and respond successfully to such trends in a timely manner. If the Company is unable to compete successfully, it could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, performance, prospects, sales, strategies, taxation or other achievement, results, risks, trends or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

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

The Company received no services from SBS or SAS after the termination of their respective services took effect.  Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, in connection with any proceedings against SBS, SBS may claim that the Company is somehow liable for any judgment or similar amount imposed against SBS and pursue that claim with litigation. The Company does not believe there is any basis for such claims and would defend them vigorously. There can be no assurance that plaintiffs or someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, or that the Company will be able to defend successfully any claim. Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

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

The Company had utilized the services of SBS to support its in-store merchandising needs in California and SBS' independent contractor classifications had been held invalid in the Clothier Determination (see Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies  --  SBS Field Specialist Litigation and SBS Clothier Litigation, below) and (in part) as a result of the Clothier Determination (see Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters – Clothier Case, below), the Company determined, with the approval of SGRP's Audit Committee and Board of Directors, and began in May of 2018 to shift to an all employee servicing model for Field Specialists to support the performance of the Company's services in California for clients in this critical market and nationally for certain domestic clients that are requiring the Company to use employees as Field Specialists.  Management currently estimates that the potential incremental annual cost of this change in California from third party independent contractors to Company employees is between approximately $275,000 and $325,000.

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

The Company executes its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and substantially all of the Field Administrators are in turn are employed by other independent third parties.

Prior to August 2018, substantially all of the Company's domestic Field Specialist services were supplied by SBS and to the Company's knowledge all of them were engaged as independent contractors by SBS. During this seven month period, SBS provided the services of approximately 3,800 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 27% (or $15.4 million) of the total cost of the Field Specialist services utilized in 2018 by the Company domestically.  SBS during 2017 provided the services of approximately 10,700 Field Specialists (all of whom were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost of the Field Specialist services utilized by the Company domestically.

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

Accordingly, Management recommended and the Audit Committee agreed that it would be in the best interest of all stockholders: (i) to submit SGRP and SMF claims against SBS in the SBS Chapter 11 Case in order to preserve their value (including as an offset against SBS' claims), particularly since those claims against SBS exceed amounts potentially owed to SBS; (ii) not to voluntarily pay any SBS obligations directly to targeted SBS creditors, as such payments would reduce that offset value (potentially dollar-for-dollar), subvert the bankruptcy process and potentially expose SGRP and SMF to direct future liability (for example, liability for a lawsuit if SGRP voluntarily pays for its defense); and (iii) only to make payments to or on behalf of SBS to the extent proven and required in the SBS Chapter 11 Case or other court with jurisdiction over the dispute. See Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, below.

Infotech is currently suing the Company in New York seeking reimbursement for approximately $190,000 respecting alleged lost tax benefits and other expenses it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and previously denied by both management and SGRP's Audit Committee, who had jurisdiction because Infotech is a related party. Infotech also is threatening to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, for which the Company vigorously denies liability.  See Note 6 to the Company's Condensed Consolidated Financial Statements - Commitments and Contingencies -- Infotech Litigation Against SGRP, below.

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

Additionally, portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") currently included in the Company's Global Technology Systems are co-owned by the Company and SBS and Infotech, which may result in conflicts arising in the future. See "An Overview of the Merchandising and Marketing Services Industry" and "The Company's Competition", above, and Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Other Related Party Transactions and Arrangements, below.  Certain of the Company's "SPAR" trademarks (the "Licensed Marks") are also licensed for use (i) in the United States royalty free and in perpetuity pursuant to license agreements that commenced in 1999 with its affiliates, SBS and Infotech (as defined in Related Parties And Related Party Litigation, in Item 3, below), (ii) worldwide royalty free and in perpetuity pursuant to informal license arrangements with its wholly owned subsidiaries, (iii) in their respective jurisdictions royalty free pursuant to license agreements for limited terms with its foreign joint venture subsidiaries, and (iv) in the United States for limited terms and modest royalties pursuant to license agreements with the Independent Field Vendor and Independent Field Administrator respectively providing Field Specialists and Field Administrators to the Company domestically that commenced in 2018. Except for SBS and Infotech (which don't need such software licenses because of their co-ownership), each subsidiary and vendor trademark license and arrangement also licenses the Co-Owned Software to the licensee.

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

On June 1, 2018, the Majority Stockholders each filed an amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of the Securities Exchange Act of 1934" and "may act in concert with respect to certain matters," including (without limitation) to remove and appoint directors by written consent.  On June 29, 2018, and July 5, 2018, SGRP received Written Consents from the Majority Stockholders endeavoring to unilaterally approve the selection, appointment and election of Mr. Jeffrey Mayer as a director of SGRP and remove Lorrence Kellar as an independent director, which was contested and ultimately concluded in a negotiated settlement.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters – Settled Delaware Litigations, below.

On August 6, 2018, the Majority Stockholders each filed another amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of the Securities Exchange Act of 1934" and "may act in concert with respect to certain matters," including (without limitation) to adopt through a written consent proposed amendments to SGRP's By-Laws.  On August 6, 2018, and September 18, 2018, SGRP received Written Consents from the Majority Stockholders endeavoring to unilaterally change SGRP's By-Laws in order to (among other things) weaken the independence of SGRP's Board of Directors (the "Board") through new supermajority requirements and stockholder only approvals and eliminate the Board's independent majority requirement, all in order to further benefit themselves, which was contested by SGRP and ultimately concluded in a negotiated settlement.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies-- Legal Matters -- Settled Delaware Litigations, below.

On January 25, 2019, the Majority Stockholders each filed another amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of the Securities Exchange Act of 1934" and "may act in concert with respect to certain matters", including various listed items.

Mr. Brown and Mr. Bartels continue to have significant influence and leverage over the Company's business, corporate governance and other significant actions, including those involving stockholder approvals. A "super majority" vote of at least 75% of all SGRP directors is now required under the Restated By-Laws for any committee assignment, SGRP stock issuance of more than 500,000 SGRP shares (other than pursuant to stockholder approved plans), or By-Laws changes, which can be blocked by any two directors acting on behalf of any group (including the Majority Stockholders). The interests of the Majority Stockholders (such as changing Board composition and potentially weakening its independence, obtaining related party payments previously denied by the Company and Audit Committee and obtaining new retirement benefits for Mr. Brown previously denied by the Company and Compensation Committee) may be materially different  from time to time from, and potentially in conflict with, the interests of other stockholders, and ownership concentration could cause, delay or prevent a change in the Company's control or otherwise discourage the Company's potential acquisition by another person, any of which could cause the market price of the SGRP Common Stock to decline and that decline could be significant.

Mr. Brown and Mr. Bartels continue to request material payments from the Company for various reasons, which they appear to believe involve several million dollars directly or indirectly owed to them, and which they have said they will litigate to obtain. The Company believes that there may be some justification for some small amount of payments to certain of their related parties (other than SBS) (see Potential Conflicts with Affiliates, above). As the Majority Stockholder group, Mr. Brown and Mr. Bartels also recently have stated their desire to increase SGRP's Board size to nine, and to add two new directors of their choosing, and SGRP's Governance Committee has been in discussion with them to evaluate the independence of the proposed nominees with a goal of maintain a majority of independent directors on the Board (as required by Nasdaq). Acting as a group, Mr. Brown and Mr. Bartels could remove all or any part of the current Board by voting "no" for targeted incumbents in the upcoming annual stockholders meeting or by executing more written consents. With fewer or no independent directors on the Board, Mr. Brown and Mr. Bartels could eventually be able to pay themselves without any effective restriction. In an effort to bring stability to the Company and Board for a reasonable period of time and avoid future costly litigation, the Company has been seeking and will continue to seek a settlement with Mr. Brown and Mr. Bartels that: (i) the Company can afford; (ii) is approved as a related party transaction by SGRP's Audit Committee as fair, appropriate and beneficial to the Company and all of its stockholders; (iii) is acceptable to the Company's domestic lender; (iv) releases the Company from current and future claims and litigation involving Mr. Brown, Mr. Bartels and their affiliates; and (v) stabilizes the Board and Company for a reasonable number of years.

There can be no assurance that the Majority Stockholders will refrain from together taking any further unilateral action through their written consents or otherwise. If such actions by the Majority Stockholders continue in the future, the Company must continue do devote significant management time and legal and financial resources, which would otherwise be spent on the Company's day-to-day business operations, to respond to and attempt to resolve the frequent claims, responses and actions by the Majority Stockholders (individually and on behalf of SBS, SAS and Infotech), which have been increasing in frequency and intensity. If the Majority Stockholders together continue to take such unilateral actions without restriction (see Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters – Delaware Litigations Settlement, below), it could have a material adverse effect on the Company or its performance or condition (including its affiliates, assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.

Risks of Common Stock Ownership

Dividends on SGRP Common Stock are discretionary, have never been paid, are subject to restrictions in the Company's credit facilities and applicable law and can only be paid to the holders of SGRP Common Stock if the accrued and unpaid dividends and potential dividends are first paid to the holders of the Series A Preferred Stock. In the event of the Company's liquidation, dissolution, or winding-up, the holders of Common Stock are only entitled to share in the Company's assets, if any, that remain after the Company makes payment of and provision for all of the Company's debts and liabilities and the liquidation preferences of all of the Company's outstanding Preferred Stock. There can be no assurance that sufficient funds will remain in any such case for dividends or distributions to the holders of SGRP Common Stock. A "super majority" vote of at least 75% of all SGRP directors is now required for any SGRP stock issuances of more than 500,000 shares (other than pursuant to stockholder approved plans), which issuance can be blocked by any two directors acting on behalf of any group (including the Majority Stockholders).

Risks related to the Company's Preferred Stock

The Company's ability to issue or redeem Preferred Stock, or any rights to purchase such shares, could discourage an unsolicited acquisition proposal. For example, the Company could impede a business combination by issuing a series of preferred stock containing class voting rights that would enable the holders of such preferred stock to block a business combination transaction. Alternatively, the Company could facilitate a business combination transaction by issuing a series of preferred stock having sufficient voting rights to provide a required percentage vote of the stockholders. Additionally, under certain circumstances, the Company's issuance of preferred stock could adversely affect the voting power of the holders of the SGRP Common Stock. SGRP's Board could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of SGRP's stockholders may believe to be in their best interests or in which SGRP's stockholders may receive a premium for their stock over prevailing market prices of such stock. A "super majority" vote of at least 75% of all SGRP directors is now required for any SGRP preferred stock issuance, which issuance can be blocked by any two directors acting on behalf of any group (including the Majority Stockholders).

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

Risks of Dilution

The Company may issue stock options and award restricted stock to directors, officers, employees and consultants in the future at Common Stock per-share exercise prices below the market price(s). In addition, the Company may issue shares of SGRP Common Stock in the future in furtherance of the Company's acquisitions or development of businesses or assets or litigation settlements. Each of those and other issuances of SGRP Common Stock could have a dilutive effect on the value of currently held shares, depending on the price the Company is paid (or the value of the assets or business acquired) for such shares, market conditions at the time and other factors. A "super majority" vote of at least 75% of all SGRP directors is now required for any SGRP stock issuance of more than 500,000 shares (other than pursuant to stockholder approved plans), which issuance can be blocked by any two directors acting on behalf of any group (including the Majority Stockholders).

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

Mr. Mayer was first seated on the Board on November 20, 2018, pursuant to the Status Quo Order (see Settled Actions above), which order has now been vacated. Mr. Mayer had previously been determined not to be independent because he was unilaterally chosen by the Majority Stockholders, so as a result of the Status Quo Order and resulting change in Board composition, SGRP received a notification letter from Nasdaq dated December 13, 2018, stating that SGRP no longer satisfies Nasdaq's majority independent director requirement (the "Nasdaq Board Independence Deficiency"), as set forth in Nasdaq Listing Rule 5605(b)(1), as more fully described in the Corporation's Current Report on Form 8-K as filed with the SEC on December 14, 2018.

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

●

A "super majority" vote of at least 75% of all directors is now required for (and on a Board consisting of seven directors, any two directors can block) any of the following (as provided in the Proposed Amendments):

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

In December 2018 SGRP reached agreement with Mr. Bartels through counsel to make conditionally an advancement of his reasonably documented Allocated By-Laws Expenses (the "Bartels Advancement Settlement"), pursuant to which payment to Mr. Bartels of the accepted Allocated By-Laws Expenses is due in April 2019.  The amount currently claimed under the Bartels Advancement Settlement is $113,764.22, and payment is pending.  If Mr. Bartels is ultimately determined not to be entitled to indemnification, he could be obligated to return all amounts advanced to him by SGRP.

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

Accordingly, Management recommended and the Audit Committee agreed that it would be in the best interest of all stockholders: (i) to submit SGRP and SMF claims against SBS in the SBS Chapter 11 Case in order to preserve their value (including as an offset against SBS' claims), particularly since those claims against SBS exceed amounts potentially owed to SBS; (ii) not to voluntarily pay any SBS obligations directly to targeted SBS creditors, as such payments would reduce that offset value (potentially dollar-for-dollar), subvert the bankruptcy process and potentially expose SGRP and SMF to direct future liability (for example, liability for a lawsuit if SGRP voluntarily pays for its defense); and (iii) only to make payments to or on behalf of SBS to the extent proven and required in the SBS Chapter 11 Case or other court with jurisdiction over the dispute.

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

Mr. Brown also asserted alleged expenses associated with the transaction through Infotech, including large salary allocations for unauthorized personnel and claims for his "lost tax breaks." One of those unauthorized personnel had agreed in her severance agreement with SGRP to never directly or indirectly perform any services for SGRP or any services that could be directly or indirectly billed to SGRP, which restriction was fully disclosed to and known by Mr. Brown and, therefore, Infotech. Mr. Brown submitted to SGRP a claim of approximately $200,000 for those "alleged" expenses, and SGRP's management and Audit Committee allowed approximately $50,000 of them and disallowed approximately $150,000 of them. Mr. Brown has repeatedly sought payment of the disallowed expenses, and on August 4, 2018, counsel for Infotech (also counsel for SBS and Mr. Brown) sent SGRP a draft complaint for a proposed action by Infotech against SGRP to be filed seeking to obtain the disallowed expenses.

On September 18, 2018, Infotech commenced the Infotech Action in the Supreme Court (which is the general trial court) in Westchester County, New York, seeking to obtain those previously disallowed unauthorized expenses, now totaling approximately $190,000, to overturn the adverse determination and objection of SGRP's management and Audit Committee (whose approval was required by applicable law for such a related party payment).

The parties are now engaged in pretrial settlement discussions.

SGRP will vigorously contest the Infotech Action.

Infotech also is threatening to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, for which the Company vigorously denies liability. Infotech has given a draft complaint to the Company.

SBS Field Specialist Litigation

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"). The Company's affiliate, SBS, during 2017 provided the services of approximately 10,700 Field Specialists (all of whom to the Company's knowledge were engaged as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost of the Field Specialist services utilized by the Company domestically, and continued to provide such services through July 27, 2018 (when the termination of SBS' services took effect).  SBS is not a subsidiary or in any way under the control of SGRP, SBS is not consolidated in the Company's financial statements, SGRP did not manage, direct or control SBS, and SGRP does not participate in or control the defense by SBS of any litigation against it. The Company terminated its relationship with SBS and received no services from SBS after July 27, 2018.  For affiliation, termination, contractual details and payment amounts, see Note 6 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Service, above.

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

In addition, even though SBS was solely responsible for its operations, methods and legal compliance, in connection with any proceedings against SBS, SBS may claim that the Company is somehow liable for any judgment or similar amount imposed against SBS and pursue that claim with litigation. The Company does not believe there is any basis for such claims and would defend them vigorously. There can be no assurance that someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, and there can be no assurance that the Company will be able to defend successfully any claim.  Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, above.

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

On March 12, 2018, the Court denied both defendants' Motion to Dismiss for failure to state a claim, denied the Motion to Compel Arbitration as to SGRP (because as drafted by SBS, the arbitration clause did not reference or protect SGRP), denied the Motion to Stay as to SGRP, and allowed the Motion to Stay as to SBS pending the outcome of the Supreme Court's decision in Epic Systems Corp. v. Lewis. In May 2018, the Supreme Court decided arbitration clauses that include an express waiver of a worker's right to bring or participate in a class action did not violate the National Labor Relations Act, which resulted in all SBS disputes (but not any SGRP disputes) being sent to arbitration. On April 24, 2018, SGRP filed a notice of appeal with the First Circuit of the District Court's decision that the arbitration clause (as written by SBS) did not protect SGRP.  SGRP and Hogan agreed to stay the District Court litigation pending the First Circuit's decision on SGRP's appeal.  Briefing on SGRP's appeal closed on August 8, 2018 and the appeal hearing was heard by the First Circuit on September 11, 2018.  On January 25, 2019, the First Circuit issued a judgment affirming the District Court's decision that the arbitration clause (as written by SBS) did not protect SGRP and remanding the case back to the District Court for further proceedings.  As a result, SGRP would have been required to go to trial without SBS.

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

In addition, there can be no assurance that SBS or someone else will not claim, and no assurance that SBS will be able to shield any claim successfully, that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS.  Any decrease in SBS' performance (quality or otherwise), any inability by SBS to use its assets without encumbrance or execute the services for the Company, or any increase in the Company's use of employees (rather than independent contractors) as its domestic Field Specialists, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Item 1 Business - The Company's Labor Force, Item 1A - Risk Factors – Dependence Upon and Risks of Services Provided by Independent Contractors, Potential Conflicts with Affiliates, and Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, above, , Note 6 to the Company's Consolidated Financial Statements – Commitments and Contingencies - Legal Matters, and Note  10 to the Company's Consolidated Financial Statements – Related Party Transactions – Domestic Related Party Services, below.

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

International cost of revenue as a percent of net revenue was 82.9% and 82.5% for the years ended December 31, 2018 and 2017, respectively. The international cost of revenue percentage increase of 0.4 percentage points was primarily due to higher cost margin business in Brazil and a write down in Australia for one-time cost reserve adjustments, partially offset by margin improvement in Mexico, China and Japan.

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

3.7	Charter of the Special Subcommittee of the Board of Directors of SPAR Group, Inc., adopted in April 7, 2017 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

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

3.10	SPAR Group, Inc. Statement of Policy Respecting Complaints and Communications by Employees and Others as Amended and Restated as of August 13, 2015 (also known as the Whistleblower Policy) (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

3.11	SGRP 2018 Stock Repurchase Program as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

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

10.8

SGRP 2018 Stock Repurchase Program as approved by SGRP's Audit Committee and adopted by its Board of Directors on November 10, 2017 and ratified on March 14, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018).

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

10.11	First Amendment to Amended and Restated Change in Control Severance Agreement between James R. Segreto and SGRP dated as of November 8, 2018 (as filed herewith).

10.12

Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SGRP, dated as of September 5, 2017 (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.13	First Amendment to Amended and Restated Change in Control Severance Agreement between Kori G. Belzer and SGRP dated as of November 8, 2018 (as filed herewith)

10.14

Amended and Restated Change in Control Severance Agreement between Gerard Marrone and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.15	First Amendment to Amended and Restated Change in Control Severance Agreement between Gerard Marrone and SGRP dated as of November 8, 2018 (as filed herewith).

10.16

Amended and Restated Change in Control Severance Agreement between Steven J. Adolph and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.4 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.17	Executive Officer Severance Agreement between Steven J. Adolph and SGRP dated as of June 17, 2016 (as filed herewith).

10.18	Corrected First Amendment to Severance Agreements between Steven J. Adolph and SGRP dated as of August 8, 2018 (as filed herewith).

10.19	Second Amendment to Severance Agreements between Steven J. Adolph and SGRP dated as of November 8, 2018 (as filed herewith).

10.20

Amended and Restated Change in Control Severance Agreement between Lawrence David Swift and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.5 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 8, 2018).

10.21	First Amendment to Amended and Restated Change in Control Severance Agreement between Lawrence David Swift and SGRP dated as of November 8, 2018 (as filed herewith).

10.22

Amended and Restated Change in Control Severance Agreement between Christiaan M. Olivier and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.1 to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on August 20, 2018).

10.23

Executive Officer Severance Agreement between Christiaan M. Olivier and SGRP dated as of September 5, 2017 (incorporated by reference to Exhibit 10.2 to SGRP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on August 20, 2018).

10.24	First Amendment to Severance Agreements between Christiaan M. Olivier and SGRP dated as of November 8, 2018 (as filed herewith).

10.25

Amended and Restated Field Service Agreement dated and effective as of January 1, 2004, by and between SPAR Marketing Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.26

First Amendment to Amended and Restated Field Service Agreement between SPAR Marketing Services, Inc., a Nevada corporation, and SPAR Marketing Force, Inc., a Nevada corporation ("SMF"), dated September 30, 2008, and effective as of September 24, 2008 (the "First Amendment") (incorporated by reference to SGRP's Current Report on Form 8-K dated October 6, 2008, as filed with the SEC on October 6, 2008).

10.27

Amended and Restated Field Management Agreement dated and effective as of January 1, 2004, by and between SPAR Management Services, Inc., and SPAR Marketing Force, Inc. (incorporated by reference to SGRP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the SEC on May 21, 2004).

10.28

Amended and Restated Programming and Support Agreement by and between SPAR Marketing Force, Inc. and SPAR InfoTech, Inc., dated and effective as of September 15, 2007 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on November 14, 2007).

10.29

Trademark License Agreement dated as of July 8, 1999, by and between SPAR Marketing Services, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.30

Trademark License Agreement dated as of July 8, 1999, by and between SPAR InfoTech, Inc., and SPAR Trademarks, Inc. (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the SEC on March 31, 2003).

10.31

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

10.34

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

10.35

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

10.36

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

10.37

Joint Venture Agreement dated as of September 13, 2016, by and between JK Consultoria Empresarial Ltda.-ME, a limitada formed under the laws of Brazil, Earth Investments, LLC, a Nevada limited liability company, and SGRP Brasil Participações Ltda., a limitada formed under the laws of Brazil (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

10.38

Field Services Agreement dated as of September 1, 2012, between National Merchandising of America, Inc., a Georgia corporation, and National Merchandising Services, LLC, a Nevada limited liability company and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 2012).

10.39

Asset Purchase Agreement dated as of March 15, 2013, between Market Force Information, Inc., a Delaware corporation, and SPAR Marketing Force, Inc., a Nevada corporation and consolidated subsidiary of SGRP (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on March 20, 2013).

10.40

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

10.41

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

10.42

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

10.44

$2,600,000.00 secured promissory note from SMF to Joseph L. Paulk dated as of January 1, 2018 (the "Resource Paulk Note") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.45

Securities Pledge and Escrow Agreement securing the Resource Paulk Note between SMF and Joseph L. Paulk dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.46

Guaranty of the Resource Paulk Note by SPAR Group, Inc. ("SGRP"), in favor of Joseph L. Paulk dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.47

$100,000.00 secured Promissory Note from SMF to Richard Justus dated as of January 1, 2018 (the "Resource Justus Note") (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.48

Securities Pledge and Escrow Agreement securing the Resource Justus Note between SMF and Richard Justus dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.49

Executive Officer Employment Terms and Severance Agreement between RPI and Richard Justus dated as of January 1, 2018 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 16, 2018).

10.50	Loan and Security Agreement entered into as of April 10, 2019, by and among North Mill Capital LLC, a Delaware limited liability company ("North Mill"), SPAR Marketing Force, Inc., a Nevada corporation (the "US NM Borrower"), SPAR Canada Company, an unlimited company organized under the laws of Nova Scotia (the "Canadian NM Borrower"), and each of SPAR Group, Inc., a Delaware corporation ("SGRP"), and SPAR Acquisition, Inc., SPAR Canada, Inc., SPAR Trademarks, Inc., and SPAR Assembly & Installation, Inc., each a Nevada corporation (including SGRP, each as a "NM Guarantor"), (as filed herewith).

10.51	$12,500,000.00 Revolving Credit Master Promissory Note dated April 10, 2019, issued by the US NM Borrower to North Mill, (as filed herewith).

10.52	CDN$2,500,000.00 Revolving Credit Master Promissory Note dated April 10, 2019, issued by the Canadian NM Borrower to North Mill, (as filed herewith).

10.53	Corporate Guaranty dated as of April 10, 2019, from the NM Guarantors to North Mill, (as filed herewith).

10.54	Collateral Pledge Agreement dated as of April 10, 2019, by SGRP, the US NM Borrower and SPAR Acquisition, Inc., in favor of North Mill, (as filed herewith).

10.55	Collateral Assignment (Security Agreement) (Trademarks) effective: April 10, 2019, from SPAR Trademarks, Inc., to North Mill, (as filed herewith).

10.56

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

10.57

US$9,000,000.00 Committed Line Of Credit Note dated January 16, 2018, issued by the PNC Borrowers to PNC (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.58

Guaranty and Suretyship Agreement dated as of January 16, 2018, by and among the PNC Guarantors and PNC (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.59

Security Agreement dated as of January 16, 2018, by and among the PNC Borrowers and PNC Guarantors (each, a "PNC Loan Party" and collectively, the "PNC Loan Parties") and PNC (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on January 26, 2018).

10.60

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

10.62

Secured Revolving Loan Note in the original maximum principal amount of $1,500,000 issued by the SPAR Sterling Borrowers to Cornerstone Bank pursuant to (and governed by) the Sterling Loan Agreement and dated as of July 6, 2010 (incorporated by reference to SGRP's Current Report on Form 8-K, as filed with the SEC on July 12, 2010).

10.63

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

10.65

Second Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated and effective as of July 1, 2012, among the SPAR Sterling Borrowers, the Sterling Lenders (including Cornerstone as a departing Lender), and the Sterling Agent (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on August 10, 2012).

10.66

Third Agreement of Amendment to Revolving Loan and Security Agreement And Other Documents dated as of February 11, 2013, and effective as of January 1, 2013, among the SPAR Sterling Borrowers, the Sterling Lenders and the Sterling Agent (incorporated by reference to SGRP's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 2, 2013).

10.67

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

10.68

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

10.69

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

10.70

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

10.71

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

10.72

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

10.73

Waiver letter from Sterling National Bank, dated as of May 16, 2016, but effective as of March 31, 2016 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on August 15, 2016).

10.74

Waiver letter from Sterling National Bank, dated as of November 18, 2016, but effective as of September 30, 2016 (incorporated by reference to SGRP's Quarterly Report on Form 10-Q, as filed with the SEC on November 21, 2016).

10.75

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

10.76

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

10.77

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

10.78

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

10.79

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

10.80

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

10.81

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

10.82

Confirmation of Credit Facilities Letter by Royal Bank of Canada in favor of SPAR Canada Company dated as of October 17, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.83

Confirmation of Credit Facilities Letter Terms and Conditions by SPAR Canada Company in favor of Royal Bank of Canada dated as of October 20, 2006 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007).

10.84

Waiver Letter and Amendment by and between Royal Bank of Canada and SPAR Canada Company, dated as of March 31, 2008 (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on March 31, 2008).

10.85

Letter of Offer dated September 29, 2011, and General Business Factoring Agreement (undated) between Oxford Funding Pty Ltd and SPARFACTS Pty Ltd (incorporated by reference to SGRP's Annual Report on Form 10-K, as filed with the SEC on April 2, 2013).

10.86

Letter from Nasdaq to the Company dated July 13, 2017, giving the Company notice that it had regained compliance with Nasdaq's Bid Price Rule (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

10.87

Limited Mutual Release Agreement, dated as of January 18, 2019, among Robert G. Brown, William H. Bartels, Christiaan Olivier, Lorrence T. Kellar, Jack W. Partridge, Arthur B. Drogue and R. Eric McCarthey (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.88	Stipulation of Dismissal, dated as of January 18, 2019 (incorporated by reference to Exhibit 10.2 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.89	Stipulation and Proposed Order of Dismissal, dated as of January 23, 2019 (incorporated by reference to Exhibit 10.3 to SGRP's Current Report on Form 8-K, as filed with the SEC on January 25, 2019).

10.90

Notice of Termination of Service Term to Become Effective August 1, 2018, and dated May 7, 2018, from SPAR Marketing Force, Inc., to SPAR Administrative Services, Inc. (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 10, 2018).

10.91

Notice of Cessation of Use of SBS Services Anticipated on or before August 15, 2018, and dated May 23, 2018, from SPAR Marketing Force, Inc., to SPAR Business Services, Inc. (incorporated by reference to Exhibit 10.1 to SGRP's Current Report on Form 8-K, as filed with the SEC on May 25, 2018).

14.1

SPAR Group Code of Ethical Conduct for its Directors, Executives, Officers, Employees, Consultants and other Representatives Amended and Restated (as of) March 15, 2018 (incorporated by reference to SGRP's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018).

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
Christiaan M. Olivier
Chief Executive Officer

Date: April 23, 2019

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christiaan M. Olivier and James R. Segreto and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ Christiaan M. Olivier	Chief Executive Officer and Director
Christiaan M. Olivier	(Principal Executive Officer)
Date: April 23, 2019

/s/ Arthur B. Drogue	Chairman of the Board and Director
Arthur B. Drogue
Date: April 23, 2019

/s/ William H. Bartels	Vice Chairman and Director
William H. Bartels
Date: April 23, 2019

/s/ Jack W. Partridge	Director
Jack W. Partridge
Date: April 23, 2019

/s/ R. Eric McCarthey	Director
R. Eric McCarthey
Date: April 23, 2019

/s/ Jeffrey A. Mayer	Director
Jeffrey A. Mayer
Date: April 23, 2019

/s/ Peter W. Brown	Director
Peter W. Brown
Date: April 23, 2019

/s/ James R. Segreto	Chief Financial Officer,
James R. Segreto	Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: April 23, 2019

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

/s/ BDO USA, LLP

Troy, Michigan

April 15, 2019

SPAR Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$7,111	$8,827
Accounts receivable, net	46,142	35,964
Prepaid expenses and other current assets	1,879	2,031
Total current assets	55,132	46,822

Property and equipment, net	2,950	2,712
Goodwill	3,788	1,836
Intangible assets, net	3,332	1,634
Deferred income taxes	2,568	3,055
Other assets	1,325	1,929
Total assets	$69,095	$57,988

Liabilities and equity
Current liabilities:
Accounts payable	$8,668	$7,341
Accrued expenses and other current liabilities	18,168	13,581
Due to affiliates	4,645	3,026
Customer incentives and deposits	620	1,539
Lines of credit and short-term loans	10,414	6,839
Total current liabilities	42,515	32,326
Long-term debt	1,806	107
Total liabilities	44,321	32,433

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

The Company executes its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and substantially all of the Field Administrators are in turn employed by other independent third parties.  Substantially all the Field Specialist services were provided by an affiliate to the Company, SPAR Business Services, Inc. ("SBS"), for this reporting period through July 2018 when the Company terminated its relationship with SBS.  The Company is reevaluating its domestic business model of using independent contractor Field Specialists provided by other third parties in light of changing client requirements and regulatory environments and intends to begin testing an employee based model for certain domestic clients that are requiring the Company to use employees as Field Specialists.

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

Beginning in 2018, the Act includes two new U.S. corporate tax provisions, the global intangible low-taxed income ("GILTI") and the base-erosion and anti-abuse tax ("BEAT"). The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary's tangible assets. The Company has elected to treat GILTI as a period cost.  The Company evaluated the GILTI  resulting in a financial statement impact of $0.4 million for the year ended December 31, 2018.  The Company is below the three year average gross receipts threshold for BEAT to apply.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows (dollars in thousands):

	Year Ended December 31,
	2018	Rate	2017	Rate
Provision for income taxes at federal statutory rate	$638	21.0%	$1,421	34.0%
State income taxes, net of federal benefit	(73)	(2.4% )	17	0.4%
Permanent differences	(60)	(2.0% )	85	2.1%
Federal Research and Development Credit	–	–	41	1.0%
Foreign tax rate differential	304	10.0%	(494)	(11.8% )
GILTI tax	439	14.4%	798	19.0%
Reduction in deferred tax asset – Reduction of corporate tax rate	–	–	1,043	24.8%
Other	154	5.5%	66	1.7%
Net expense	$1,402	46.5%	$2,977	71.2%

Deferred taxes consist of the following (in thousands):	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$1,357	$1,313
Federal Research and Development Credit	240	240
Deferred revenue	109	360
Accrued payroll	73	–
Allowance for doubtful accounts and other receivable	36	59
Share-based compensation expense	545	646
Foreign subsidiaries	733	588
Depreciation	396	360
Other	439	26
Federal Alternative Minimum Tax	–	156
Valuation allowance	(292)	–
Total deferred tax assets	3,636	3,748

Deferred tax liabilities:
Goodwill	76	224
Intangible assets of subsidiaries	513	–
Capitalized software development costs	479	469
Total deferred tax liabilities	1,068	693
Net deferred taxes	$2,568	$3,055

At December 31, 2018, the Company has Federal and State NOL carryforwards of $5.4 million which if unused will expire in years 2026 through 2029, except for approximately $350,000 that has no expiration.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing net deferred tax assets. For our U.S. based net deferred tax assets, which are approximately $2 million, management continues to monitor its operating performance and currently believes that the achievement of the required future U.S. taxable income necessary to realize these deferred assets is more-likely-than-not. Key considerations in this assessment includes current tax law that is expected to continue to generate future U.S. taxable income based on the results of our foreign operations (GILTI tax), our expectation of improvements in U.S. operating results and the period of time available to generate future taxable income. It is reasonably possible that this belief could change in the near term requiring the establishment of a valuation allowance which could significantly impact our operating results.

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

Mr. Mayer was first seated on the Board on November 20, 2018, pursuant to the Status Quo Order (see Settled Actions above), which order has now been vacated.  Mr. Mayer had previously been determined not to be independent because he was unilaterally chosen by the Majority Stockholders, so as a result of the Status Quo Order and resulting change in Board composition, SGRP received a notification letter from Nasdaq dated December 13, 2018, stating that SGRP no longer satisfies Nasdaq's majority independent director requirement (the "Nasdaq Board Independence Deficiency"), as set forth in Nasdaq Listing Rule 5605(b)(1).

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

The descriptions of the negotiated compromise 2019 Restated By-Laws above are qualified in their entirety by reference to the copy of the 2019 Restated By-Laws.

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

In December 2018 SGRP reached agreement with Mr. Bartels through counsel to conditionally make his reasonably documented Allocated By-Laws Expenses (the "Bartels Advancement Settlement"), pursuant to which payment to Mr. Bartels of the accepted Allocated By-Laws Expenses is due in April 2019.  If Mr. Bartels is ultimately determined not to be entitled to indemnification, he could still be obligated to return all amounts advanced to him by SGRP.

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

Accordingly, Management recommended and the Audit Committee agreed that it would be in the best interest of all stockholders: (i) to submit SGRP and SMF claims against SBS in the SBS Chapter 11 Case in order to preserve their value (including as an offset against SBS' claims), particularly since those claims against SBS exceed amounts potentially owed to SBS; (ii) not to voluntarily pay any SBS obligations directly to targeted SBS creditors, as such payments would reduce that offset value (potentially dollar-for-dollar), subvert the bankruptcy process and potentially expose SGRP and SMF to direct future liability (for example, liability for a lawsuit if SGRP voluntarily pays for its defense); and (iii) only to make payments to or on behalf of SBS to the extent proven and required in the SBS Chapter 11 Case or other court with jurisdiction over the dispute.

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

Infotech also is threatening to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, for which the Company vigorously denies liability. Infotech has given a draft complaint to the Company.

SBS Field Specialist Litigation

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist") substantially all of whose services were provided to the Company prior to August 2018 by SBS, the Company's affiliate. SBS, during 2017 provided the service of approximately 10,700 Field Specialists (all of whom were engaged by SBS as independent contractors by SBS), representing 77% (or $25.9 million) of the total cost of the Field Specialist services utilized by the Company domestically, and continued to provide such services through July 27, 2018 (when the termination of SBS' services took effect).  SBS is not a subsidiary or in any way under the control of SGRP, SBS is not consolidated in the Company's financial statements, SGRP does not manage, direct or control SBS, and SGRP does not participate in or control the defense by SBS of any litigation against it. The Company terminated its relationship with SBS and received no services from SBS after July 27, 2018.  For affiliation, termination, contractual details and payment amounts, see Note 10 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, above.

The appropriateness of SBS' treatment of Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others. SBS' expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS' Prior Agreement, and SBS' expenses of defending those challenges and other proceedings were reimbursed by the Company through the termination of the contract in July 2018, and twelve month period ending December 31, 2017, in the amounts of $50,000 and $260,000, respectively, after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. Commitments and Contingencies (continued)

On March 12, 2018, the Court denied both defendants' Motion to Dismiss for failure to state a claim, denied the Motion to Compel Arbitration as to SGRP (because as drafted by SBS, the arbitration clause did not reference or protect SGRP), denied the Motion to Stay as to SGRP, and allowed the Motion to Stay as to SBS pending the outcome of the Supreme Court's decision in Epic Systems Corp. v. Lewis. In May 2018, the Supreme Court decided arbitration clauses that include an express waiver of a worker's right to bring or participate in a class action did not violate the National Labor Relations Act, which resulted in all SBS disputes (but not any SGRP disputes) being sent to arbitration. On April 24, 2018, SGRP filed a notice of appeal with the First Circuit of the District Court's decision that the arbitration clause (as written by SBS) did not protect SGRP.  SGRP and Hogan agreed to stay the District Court litigation pending the First Circuit's decision on SGRP's appeal.  Briefing on SGRP's appeal closed on August 8, 2018 and the appeal hearing was heard by the First Circuit on September 11, 2018.  On January 25, 2019, the First Circuit issued a judgment affirming the District Court's decision that the arbitration clause (as written by SBS) did not protect SGRP and remanding the case back to the District Court for further proceedings.  As a result, SGRP would have been required to go to trial without SBS.

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

Domestic Related Party Services:

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by Robert G. Brown and prior to December 2018 was owned by William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Infotech is an affiliate because it is owned by Robert G. Brown.  Mr. Brown and Mr. Bartels are the Majority Stockholders (see below) and founders of SGRP, Mr. Brown was Chairman and an officer and director of SGRP through May 3, 3018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP.  Mr. Brown and Mr. Bartels also have been and are stockholders, directors and executive officers of various other affiliates of SGRP.

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

The Company executes its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and substantially all of the Field Administrators are in turn are employed by other independent third parties.

SBS provided substantially all of the Field Specialist services in the U.S.A. to the Company from January 1 through July 27, 2018, and an independent vendor and licensee provided them for the balance of 2018.  The Company paid $15.4 million and $25.9 million during the period January 1 through July 27, 2018, and the year ended December 31, 2017, respectively, to SBS for its provision as needed of the services of approximately 3,800 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 27% and 77% of the Company's total domestic Field Specialist service expense for the period January 1 through July 27, 2018, and the year ended December 31, 2017, respectively). The total cost recorded by the Company for the expenses of SBS in providing their Field Specialist services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of and invoiced to SBS, was $18.1 million and $30.1 million, for the seven months ended July 27, 2018, and the year ended December 31 2017, respectively.

Since the termination of  the Amended and Restated Field Service Agreement with SBS December 1, 2014 (as amended, the "Prior SBS Agreement"), the Company and SBS agreed to an arrangement where the Company reimbursed SBS for the Field Specialist service costs and certain other approved reimbursable expenses incurred by SBS in performing services for the Company and paid SBS a revised  fixed percentage of such reimbursable expenses (the "Cost Plus Fee") equal to 2.96% of those reimbursable expenses, subject to certain offsetting credits.  The Company had offered a new agreement to SBS confirming that reimbursable expenses were subject to review and approval by the Company, but SBS rejected that proposal.

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

Even though the Company believes it had paid SBS for all services provided through July 27, 2018, the Company received notice that there may not have been sufficient funds in SBS' bank accounts to honor all payments SBS had made by check to their Field Specialists.  Based on this notice, the Company withheld approximately $125,000 of final mark-up compensation due SBS and had been making payments, on a daily basis, into the SBS bank account designated for Field Specialist payments to ensure all SBS Field Specialists that had provided services to the Company are properly compensated for those services.  The $125,000 has been completely exhausted and the Company was required to fund an additional $12,000 to cover these duplicate Field Specialist payments.  The Company believes that there may be checks for Field Service payments for as much as an additional $120,000 that the Company believes may not be honored by SBS.  The Company has made plans to ensure that all of the current Field Specialists are properly paid and is exploring its legal options for recovery of all duplicate payments it is making on SBS's behalf.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

The appropriateness of SBS's treatment of its Field Specialists as independent contractors had been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings had historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company for the eleven month period ended November 23, 2018, and the twelve months ended December 31, 2017, in the amounts of $50,000 and $260,000, respectively, after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

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

Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, in connection with any proceedings against SBS, SBS may claim that the Company is somehow liable for any judgment or similar amount imposed against SBS and pursue that claim with litigation. The Company does not believe there is any basis for such claims and would defend them vigorously. There can be no assurance that plaintiffs or someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, or that the Company will be able to defend any claim successfully. Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

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

SAS provided substantially all of the Field Administrators in the U.S.A. to the Company from January 1 through July 31, 2018, and an independent vendor and licensee provided them for the balance of the year.  The Company paid $2.7 million and $4.2 million for the period January 1 through July 31, 2018, and the year ended December 31, 2017, respectively, to SAS for its provision of its 52 full-time regional and district administrators (which amounted to approximately 53% and 91% of the Company's total domestic field administrative service cost for the seven and twelve months, respectively. The total cost recorded by the Company for the expenses of SAS in providing SAS' services to the Company, including the "Cost Plus Fee" arrangement (as defined and discussed below) and other expenses paid directly by the Company on behalf of and invoiced to SAS, was $2.7 million and $4.2 million, for the seven months ended July 27, 2018, and the year ended December 31 2017, respectively.

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

Although neither SBS nor SAS has provided or been authorized to perform any services to the Company after their terminations described above effective on or before July 31, 2018, they have apparently continued to operate and claim that the Company owes them for all of their post-termination expenses for the foreseeable future.  For the period from August through December 31, 2018, SBS has invoiced the Company for approximately $120,000, and SAS has invoiced the Company for approximately $76,000 for the same period.  All such invoices have been rejected by the Company.  The Company has determined that it is not obligated to reimburse any such post-termination expense (other than for potentially reimbursing SAS for mutually approved reasonable short term ordinary course transition expenses in previously allowed categories needed by SAS to wind down its business, if any), and that such a payment would be an impermissible gift to a related party under applicable law, which determinations have been supported by SGRP's Audit Committee.  The SBS invoices included legal expenses for its continuing defense in the Clothier Case even though SGRP on June 13, 2018, gave SBS notice that it would no longer reimburse any such expenses as a result of SGRP's separate settlement of the Clothier Case.   See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

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

Infotech is currently suing the Company in New York seeking reimbursement for approximately $190,000 respecting alleged lost tax benefits and other expenses it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and previously denied by both management and SGRP's Audit Committee, who had jurisdiction because Infotech is a related party. Infotech also is threatening to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, for which the Company vigorously denies liability. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters -- Related Party Litigation, below.

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

National Merchandising Services, LLC ("NMS"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the NMS membership interests and by National Merchandising of America, Inc. ("NMA"), through its ownership of the other 49% of the NMS membership interests. Mr. Edward Burdekin is the Chief Executive Officer and President and a director of NMS and also is an executive officer and director of NMA. Ms. Andrea Burdekin, Mr. Burdekin's wife, is the sole stockholder and a director of NMA and a director of NMS. NMA is an affiliate of the Company but is not under the control of or consolidated with the Company. Mr. Burdekin also owns 100% of National Store Retail Services ("NSRS").  Since September 2018, NSRS provided substantially all of the domestic merchandising specialist field force used by NMS. For those services, NMS agrees to reimburse NSRS the total costs for providing those services and to pay NSRS a premium equal to 1.0% of its total cost.

Resource Plus of North Florida, Inc. ("RPI"), is a consolidated domestic subsidiary of the Company and is owned jointly by SGRP through its indirect ownership of 51% of the RPI membership interests and by Mr. Richard Justus through his ownership of the other 49% of the RPI membership interests. (See Note 13 to the Company's Consolidated Financial Statements - Purchase of Interest in Subsidiaries, below). Mr. Justus has a 50% ownership interest in RJ Holdings which owns the buildings where RPI is headquartered and operates.  Both buildings are subleased to RPI at local market rates.

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

On September 8, 2016, the Company (through its Cayman Islands subsidiary) acquired 100% ownership of SGRP Brasil Participações Ltda. ("SGRP Holdings"), a Brazilian limitada (which is a form of limited liability company).   SGRP Holdings then completed the formation and acquired a majority of the stock of SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT").  SGRP Holdings and SPAR BSMT are consolidated subsidiaries of the Company.  SPAR BSMT is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by Earth Investments, LLC, a Nevada limited liability company ("EILLC").

JKC is owned by Mr. Jonathan Dagues Martins, a Brazilian citizen and resident ("JDM") and his sister, Ms. Karla Dagues Martins, a Brazilian citizen and resident. JDM is the Chief Executive Officer and President of each SPAR Brazil company pursuant to a Management Agreement between JDM and SPAR BSMT dated September 13, 2016. JDM also is a director of SPAR BSMT. Accordingly, JKC and JDM are each a related party in respect of the Company. EILLC is owned by Mr. Peter W. Brown, a citizen and resident of the USA ("PWB") and a director of SPAR BSMT and SGRP and nephew of SGRP"s largest shareholder, Robert G. Brown. Accordingly, PWB and EILLC are each a related party in respect of the Company.

SPAR BSMT has contracted with Ms. Karla Dagues Martins, a Brazilian citizen and resident and JDM's sister and a part owner of SPAR BSMT, to handle the labor litigation cases for SPAR BSMT and its subsidiaries.  These legal services are being provided to them at local market rates by Ms. Martins' company, Karla Martins Sociedade de Advogados ("KMSA"). Accordingly, Mr. Jonathan Dagues Martins and Ms. Karla Dagues Martins are each an affiliate and a related party in respect of the Company.

Summary of Certain Related Party Transactions:

The following costs of affiliates were charged to the Company (in thousands):

	Year Ended December 31,
	2018	2017
Services provided by affiliates:
Field Specialist Service expenses* (SBS)	$15,404	$25,866
Field Administration Service expenses* (SAS)	2,738	4,215
National Store Retail Services (NSRS)	986	-
RJ Holdings	247	-
Office and vehicle rental expenses (MPT)	66	62
Vehicle rental expenses (MCPT)	1,248	1,146
Office and vehicle rental expenses (MHT)	228	170
Field administration expenses* (NDS Reklam)	2	2
Consulting and administrative services (CON)	220	244
Warehouse Rental (JFMD)	49	47
Legal Services (KMSA)	135	10

Total services provided by affiliates	$21,323	$31,762

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

In addition to those required periodic premiums, Affinity also requires payment of cash collateral deposits ("Cash Collateral"), and Cash Collateral amounts are initially determined and from time to time re-determined (upward or downward) by Affinity. From 2013 through August 1, 2018, SAS deposited Cash Collateral with Affinity that now totals approximately $965,000; approximately $379,000 of that Cash Collateral was allocable to SBS and approximately $296,000 of that Cash Collateral was allocable to SMF and the balance of approximately $290,000 was allocated to other affiliates of the Company. The Cash Collateral deposits allocable to SBS have been paid by SAS on behalf of SBS, SAS received advances to make such payments from SBS, and SBS in turn received advances to make such payments from SMF. $675,000 of the Cash Collateral deposits allocable to SAS have been paid with advances to make such payments from SMF. The Cash Collateral deposits allocable to SMF have been paid by SAS on behalf of SMF, and SAS received advances to make such payments from SMF. At the time those advances were requested by Mr. Brown be made by the Company to SAS and SBS, they were not specifically disclosed by Mr. Robert G. Brown (then SGRP executive Chairman), Mr. William H. Bartels (SGRP Vice Chairman then and now) or Mr. James R. Segreto (Chief Financial Officer), to or approved by the Audit Committee or Board (as a related party transaction or otherwise), and at the time Mr. Brown and Mr. Bartels were the sole owners and executives of SAS and SBS. In addition to funding such Cash Collateral, the Company believes that it has provided (after 1999) all of the funds for all premium payments to and equity investments in Affinity and that the Company may be owed related amounts by SAS, SBS and their affiliates.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Related Party Transactions (continued)

SMF had been in negotiations with SBS and SAS (respectively represented by Robert G. Brown and William H. Bartels, who together own over 59% of SGRP's common stock) since November 2017 for reimbursement and security agreements to document and secure those advances and repayment obligations, which advances total approximately $675,000. Although SBS and SAS had orally accepted those agreements in principal, the negotiations have recently broken down over their refusal to allow enforceable first priority security interests in the Cash Collateral and SAS's policies with and equity interests in Affinity, as well as their demands for post-termination payments and offsets potentially larger than the Cash Collateral. As a result the Company has recorded a reserve for the full $900,000 in such receivables in 2018.  The Company is exploring its legal options for recovering the Affinity Returns from SAS and SBS. See Note 6 to the Company's Consolidated Financial Statements - Commitments and Contingencies, above.  The $900,000 reserve includes the premium refund for the 2019-2020 Affinity plan year.

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

Through arrangements with the Company, SBS (owned by Mr. Brown and prior to December 2018 was owned by Mr. Bartels), SAS (owned by Mr. Bartels and family members of Mr. Brown), and other companies owned by Mr. Brown participate in various benefit plans, insurance policies and similar group purchases by the Company, for which the Company charges them their allocable shares of the costs of those group items and the actual costs of all items paid specifically for them. All such transactions between the Company and the above affiliates are paid and/or collected by the Company in the normal course of business.

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

SPAR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Segment Information (continued)

	December 31,
	2018	2017
Assets:
United States	$27,280	$17,511
International	41,815	40,477
Total assets	$69,095	$57,988

Geographic Data (in thousands)

	Year Ended December 31,
	2018		2017
Net international revenues:		% of consolidated net revenue		% of consolidated net revenue
Brazil	$54,060	23.6%	$42,853	23.6%
South Africa	28,566	12.5	26,661	14.7
Mexico	21,233	9.3	22,128	12.2
China	13,181	5.8	11,045	6.1
Japan	10,814	4.7	8,125	4.5
India	9,269	4.0	7,308	4.0
Canada	8,392	3.7	6,913	3.8
Australia	3,405	1.5	3,789	2.1
Turkey	222	0.1	277	0.2
Total international revenue	$149,142	65.2%	$129,108	71.2%

	Year Ended December 31,
	2018	2017
Long lived assets:
United States	$2,560	$7,109
International	1,715	4,057
Total long lived assets	$4,275	$11,166

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