Form 10-Q
period 2019-03-31
SPAR GROUP INC
filed 2019-05-15
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the first quarterly period ended March 31, 2019.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGRP	Nasdaq

The number of shares of the Registrant's Common Stock outstanding as of May 7, 2019, was 20,776,588 shares.

SPAR Group, Inc.

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,090	$7,111
Accounts receivable, net	47,419	46,142
Prepaid expenses and other current assets	2,935	1,879
Total current assets	57,444	55,132

Property and equipment, net	3,030	2,950
Operating lease right-of-use assets	5,328	–
Goodwill	3,787	3,788
Intangible assets, net	3,197	3,332
Deferred income taxes	2,665	2,568
Other assets	1,593	1,325
Total assets	$77,044	$69,095

Liabilities and equity
Current liabilities:
Accounts payable	$9,984	$8,668
Accrued expenses and other current liabilities	18,529	18,168
Due to affiliates	4,558	4,645
Customer incentives and deposits	702	620
Lines of credit and short-term loans	10,049	10,414
Current portion of operating lease liabilities	1,400	–
Total current liabilities	45,222	42,515
Operating lease liabilities, less current portion	3,928	–
Long-term debt and other liabilities	1,922	1,806
Total liabilities	51,072	44,321

Commitments and contingencies – See Note 8
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares– None – March 31, 2019, and December 31, 2018	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 20,784,483 – March 31, 2019, and December 31, 2018	208	208
Treasury stock, at cost 7,895 shares – March 31, 2019, and December 31, 2018	(8)	(8)
Additional paid-in capital	16,353	16,304
Accumulated other comprehensive loss	(3,540)	(3,638)
Retained earnings	4,033	3,432
Total SPAR Group, Inc. equity	17,046	16,298
Non-controlling interest	8,926	8,476
Total equity	25,972	24,774
Total liabilities and equity	$77,044	$69,095

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018

Net revenues	$57,160	$54,579
Cost of revenues	46,525	44,849
Gross profit	10,635	9,730

Selling, general and administrative expense	8,394	8,458
Depreciation and amortization	508	542
Operating income	1,733	730

Interest expense	199	199
Other (income), net	(65)	(72)
Income before income tax expense	1,599	603

Income tax expense	558	178
Net income	1,041	425
Net income attributable to non-controlling interest	(422)	(301)
Net income attributable to SPAR Group, Inc.	$619	$124

Basic and diluted income per common share:	$0.03	$0.01

Weighted average common shares – basic	20,777	20,648

Weighted average common shares – diluted	21,051	21,599

Net income	$1,041	$425
Other comprehensive loss:
Foreign currency translation adjustments	108	(30)
Comprehensive income	1,149	395
Comprehensive income attributable to non-controlling interest	(450)	(271)
Comprehensive income attributable to SPAR Group, Inc.	$699	$124

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2019	20,785	$208	8	$(8)	$16,304	$(3,638)	$3,432	$8,476	$24,774

Share-based compensation	–	–	–	–	49	–	–	–	49
Other comprehensive income	–	–	–	–	–	98	(18)	28	108
Net income	–	–	–	–	–	–	619	422	1,041
Balance at March 31, 2019	20,785	$208	8	$(8)	$16,353	$(3,540)	$4,033	$8,926	$25,972

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2018	20,681	$207	104	$(115)	$16,271	$(1,690)	$4,977	$5,905	$25,555

Share-based compensation	–	–	–	–	49	–	–	–	49
Exercise of stock options	–	–	(71)	79	(79)	–	–	–	–
Distributions to non-controlling investors	–	–	–	–	–	–	–	(463)	(463)
Non-controlling interest related to Resource Plus acquisition	–	–	–	–	–	–	–	3,023	3,023
Other comprehensive income	–	–	–	–	–	–	–	(30)	(30)
Net income	–	–	–	–	–	–	124	301	425
Balance at March 31, 2018	20,681	$207	33	$(36)	$16,241	$(1,690)	$5,101	$8,736	$28,559

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$1,041	$425
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	508	542
Bad debt expense, net of recoveries	(13)	36
Share based compensation	49	49
Changes in operating assets and liabilities:
Accounts receivable	(1,236)	(7,108)
Prepaid expenses and other assets	(1,390)	(190)
Accounts payable	1,310	512
Accrued expenses, other current liabilities and customer incentives and deposits	269	5,117
Net cash provided by (used in) operating activities	538	(617)

Investing activities
Purchases of property and equipment and capitalized software	(464)	(487)
Purchase of Resource Plus subsidiary, net of cash acquired	–	767
Net cash (used in) provided by investing activities	(464)	280

Financing activities
Net (payments) borrowing on lines of credit	(159)	1,252
Payments on term debt	(85)	(18)
Distribution to non-controlling investors	–	(463)
Net cash (used in) provided by financing activities	(244)	771

Effect of foreign exchange rate changes on cash	149	(399)
Net change in cash and cash equivalents	(21)	35
Cash and cash equivalents at beginning of year	7,111	8,827
Cash and cash equivalents at end of period	$7,090	$8,862

Supplemental disclosure of cash flows information:
Interest paid	$201	$137
Income taxes paid	$95	$59

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

1.	Basis of Presentation

The unaudited, interim condensed consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the first quarter ended March 31, 2019 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2018, has been prepared from the Company's audited consolidated balance sheet as of such date.   In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report  on Form 10-K/A for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the "SEC") on April 24, 2019 (the  "2018 Annual Report"), and SGRP's Proxy Statement for its 2019 Annual Meeting of Stockholders as filed with the SEC on April 29, 2019 (and Additional Definitive Materials filed with the SEC on May 3, 2019, collectively the "2019 Proxy Statement").  Particular attention should be given to Items 1 and 1A of the 2018 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2019 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS.  The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year. Except for the change noted below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements. The Company adopted ASC 842 on January 1, 2019. As a result, the Company changed its accounting policy for accounting for leases as detailed in Notes 10 and 11.

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

As of March 31, 2019, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which has provided services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to SPAR Group, Inc.	$619	$124

Denominator:
Weighted average shares used in basic net income per share calculation	20,777	20,648

Weighted average shares used in diluted net income per share calculation	21,051	21,599

Basic and diluted net income per common share	$0.03	$0.01

4.	Credit Facilities and Other Debt

Domestic Credit Facilities

North Mill Capital Credit Facility

On April 10, 2019, the Company repaid and replaced its 2018 credit facility with PNC Bank, National Association ("PNC"), with a new secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill Capital, LLC ("NM").

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

In order to obtain, document and govern the new NM Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force ("SMF"), Inc., and SPAR Canada Company ("SCC") (each, a "NM Borrower" and collectively, the "NM Borrowers"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors), entered into eighteen (18) month individual Loan and Security Agreements with NM dated as of April 10, 2019 (the "NM Loan Agreements"), which governs the obligations of the NM Loan Parties to NM and secures them with pledges of substantially all of the assets of the NM Loan Parties (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets); the SMF Borrower issued its $10.5 million Revolving Credit Master Promissory Note to NM dated April 10, 2019, and the SCC Borrower issued its $1.5 million Revolving Credit Master Promissory Note to NM dated April 10, 2019 (the "NM Notes"), which evidences the NM Borrowers' loans and other obligations to NM; the NM Guarantors entered into a Guaranty Agreement with NM dated as of April 10, 2019 (the "NM Guaranty"), which guaranties the NM Borrowers' loans and other obligations to NM. The NM Loan Agreements have an approved maximum borrowing capacity of $12.5 million for the SMF Borrower and $2.5 million for the SCC Borrower.

On April 10, 2019, the Company drew down an initial advance under the NM Credit Facility of approximately $9.8 million, which was used to repay the Company's existing credit facility with PNC.

The NM Note currently requires the NM Borrowers to pay interest on the loans thereunder equal to (A) Prime Rate designated by Wells Fargo Bank, plus (B) one hundred twenty five basis points (1.25%). In addition, the Company is paying a fee to NM in the amount of 1.5% of the Promissory Notes or $180,000 payable at $10,000 per month over the term of the agreement. The Company utilized a broker to assist in this financing and has paid a fee of $120,000 for their services.

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

PNC Credit Facility

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The PNC Note required the PNC Borrowers to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined therein) per annum, plus (B) two hundred fifty basis points (2.50%). On March 31, 2019, the aggregate interest rate under that formula was 4.99% per annum, and the outstanding loan balance was $8.4 million.

Revolving loans of up to $9.5 million were available to the Company under the PNC Credit Facility based upon the borrowing base formula defined in the PNC Loan Agreement (principally 85% of "eligible" accounts receivable less certain reserves) rendering a maximum borrowing amount of $9.5 million as of March 31, 2019.

The PNC Credit Facility contained certain financial and other restrictive covenants and also limited certain expenditures by the PNC Loan Parties, including, maintaining a minimum Tangible Net Worth of $13.4 million and limits on capital expenditures and other investments.

On March 31, 2019, the PNC Loan Parties were not in compliance with the minimum Tangible Net Worth covenant. The Company had entered into the NM Credit Facility effective April 2019 and did not pursue a waiver.

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

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of March 31, 2019, there was no outstanding balance. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On March 31, 2019, the aggregate interest rate under that formula was 5.23% per annum.

Other Debt

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts.  The total balance owed at March 31, 2019 was approximately $2.0 million.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $568,000 USD (based upon the exchange rate at March 31, 2019). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of March 31, 2019 was $608,000 (Australian) or $431,000 USD and is due on demand.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Bank for 5.0 million Mexican Pesos or approximately $258,000 USD (based upon the exchange rate at March 31, 2019). The revolving line of credit was secured on March 15, 2016, and originally expired March 2018. The facility has been amended to extend the terms to April 2020. The variable interest rate is TIIE (Interbank Interest Rate) +4%, which resulted in an annual interest rate of 12.5% as of March 31, 2019. The outstanding balance at March 31, 2019 was 5 million Mexican Pesos or approximately $258,000 USD.

On May 29, 2018, SPAR Brazil established a line of credit facility with Banco Bradesco for 1.2 million Brazilian Real or approximately $306,000 USD (based upon the exchange rate at March 31, 2019). The facility provides for borrowing with no formal guarantees. The agreement expires on November 29, 2019. The outstanding balance at March 31, 2019, was approximately 100,000 Brazilian Real or approximately $26,000 USD.

On October 5, 2018 SPAR Brazil secured a line of credit facility with Branco Bradesco for approximately 3.5 million Brazilian Real or approximately $900,000 USD (based upon the exchange rate at March 31, 2019). The outstanding balance as of March 31, 2019 was approximately 2.9 million Brazilian Real or approximately $727,000 USD. The note is due December 19, 2019, with varying monthly payments.

On October 5, 2018 SPAR Brazil secured a line of credit facility with Branco Santander for approximately 381,000 Brazilian Real or approximately $97,000 USD (based upon the exchange rate at March 31, 2019). The outstanding balance as of March 31, 2019 was approximately 321,000 Brazilian Real or approximately $82,000 USD.

	Interest Rate as of March 31, 2019			2019	2020	2021	2022	2023	2024
Brazil - Bradesco	0.37	-	0.92%	$753	$–	$–	$–	$–	$–
Brazil – Santander		1.38%		82	–	–	–	–	–
USA - PNC Bank		5.02%		8,450	–	–	–	–	–
USA – Fifth Third Bank		5.23%		–	–	–	–	–	–
USA – Resource Plus Seller Notes		1.85%		333	334	300	300	700	–
Australia - National Australia Bank		6.56%		431	–	–	–	–	–
Mexico – BBVA Shareholder		12.5%		–	258	–	–	–	–
Total				$10,049	$592	$300	$300	$700	$–

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	March 31, 2019	December 31, 2018
Unused Availability:
United States	$4,550	$4,253
Australia	137	238
Brazil	280	304
Mexico	–	102
Total Unused Availability	$4,967	$4,897

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

The Special Committee also has been involved in the review of the Proposed Amendments to SGRP's By-Laws and the By-Laws Action and 225 Action (see Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Settled Delaware Litigations, below).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Domestic Related Party Services:

SPAR Business Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. ("Infotech"), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by Robert G. Brown and prior to December 2018 was owned by William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes).  Infotech is an affiliate because it is owned by Robert G. Brown.  Mr. Brown and Mr. Bartels are the Majority Stockholders (see below) and founders of SGRP, Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP.  Mr. Brown and Mr. Bartels also have been and are stockholders, directors and executive officers of various other affiliates of SGRP. See Note 8, RELATED PARTIES AND RELATED PARTY LITIGATION, below.

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

SBS provided substantially all of the Field Specialist services in the U.S.A. to the Company from January 1 through July 27, 2018, and an independent vendor and licensee provided them for the balance of 2018.  The Company paid $6.8 million during the three months ended March 31, 2018, to SBS for its provision as needed of the services of approximately 3,800 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 52% of the Company's total domestic Field Specialist service expense for the three months ended March 31, 2018).

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Even though the Company believes it had paid SBS for all services provided through July 27, 2018, the Company received notice that there may not have been sufficient funds in SBS' bank accounts to honor all payments SBS had made by check to their Field Specialists.  Based on this notice, the Company withheld approximately $435,000 of final mark-up compensation due SBS and had been making payments, on a daily basis, into the SBS bank account designated for Field Specialist payments to ensure all SBS Field Specialists that had provided services to the Company are properly compensated for those services.  The $435,000 has been completely exhausted and the Company was required to fund an additional $13,000 to cover these duplicate Field Specialist payments.  The Company believes that there may be checks for Field Service payments for as much as an additional $120,000 that the Company believes may not be honored by SBS.  The Company has made plans to ensure that all of the current Field Specialists are properly paid and is exploring its legal options for recovery of all duplicate payments it is making on SBS's behalf.

No SBS compensation to any officer, director or other related party had been reimbursed or approved to date by the Company, and no such compensation reimbursements were approved under SBS's Prior Agreement.  This was not a restriction on SBS since SBS is not controlled by the Company and could have paid any compensation to any person that SBS desires out of its own funds.  Since SBS is a "Subchapter S" corporation, all income from SBS is allocated to its stockholders (see above).

The appropriateness of SBS's treatment of its Field Specialists as independent contractors had been periodically subject to legal challenge (both currently and historically) by various states and others, SBS's expenses of defending those challenges and other proceedings had historically been reimbursed by the Company under SBS's Prior Agreement, and SBS's expenses of defending those challenges and other proceedings were reimbursed by the Company for the three month period ended March 31, 2018, in the amount of $60,000, after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

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

Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, in connection with any proceedings against SBS, SBS may claim that the Company is somehow liable for any judgment or similar amount imposed against SBS and pursue that claim with litigation. The Company does not believe there is any basis for such claims and would defend them vigorously. There can be no assurance that plaintiffs or someone else will not claim that the Company is liable (under applicable law, through reimbursement or indemnification, or otherwise) for any such judgment or similar amount imposed against SBS, or that the Company will be able to defend any claim successfully.  Any imposition of liability on the Company for any such amount could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs, liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected.  See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

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

SAS provided substantially all of the Field Administrators in the U.S.A. to the Company from January 1 through March 31, 2018. The Company paid $1.1 million to SAS for its provision of its 57 full-time regional and district administrators (which amounted to approximately 91% of the Company's total domestic field administrative service cost for the three month period ended March 31, 2018.

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

No SAS compensation to any officer, director or other related party (other than to Mr. Peter W. Brown, a related party as noted below, pursuant to previously approved budgets) had been reimbursed by the Company. This was not a restriction on SAS since SAS is not controlled by the Company and could have paid any compensation to any person that SAS desires out of its own funds. Since SAS is a "Subchapter S" corporation, all income from SAS is allocated to its stockholders (see above).

On May 7, 2018, the Company gave a termination notice to SAS specifying July 31, 2018, as the end of the Service Term under (and as defined in) SAS Agreement signed in 2016.  The Company has reached a non-exclusive agreement with an independent third party vendor to provide substantially all of the domestic Field Administrators used by the Company.  The Company transitioned to such new vendor during July 2018, and it was virtually unnoticeable to the Company's clients.

Although neither SBS nor SAS has provided or been authorized to perform any services to the Company after their terminations described above effective on or before July 31, 2018, they have apparently continued to operate and claim that the Company owes them for all of their post-termination expenses for the foreseeable future.  For the period from August through March 31, 2019, SBS has invoiced the Company for approximately $124,000, and SAS has invoiced the Company for approximately $108,000 for the same period.  All such invoices have been rejected by the Company.  The Company has determined that it is not obligated to reimburse any such post-termination expense (other than for potentially reimbursing SAS for mutually approved reasonable short term ordinary course transition expenses in previously allowed categories needed by SAS to wind down its business, if any), and that such a payment would be an impermissible gift to a related party under applicable law, which determinations have been supported by SGRP's Audit Committee.  The SBS invoices included legal expenses for its continuing defense in the Clothier Case even though SGRP on June 13, 2018, gave SBS notice that it would no longer reimburse any such expenses as a result of SGRP's separate settlement of the Clothier Case.   See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

The Company expects that SBS and SAS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of their post-termination expense, including repeated litigation. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "SBS Chapter 11 Case"), and as a result, the claims of SBS' creditors must now generally be pursued in the SBS Chapter 11 Case. The Company believes there can be no assurance that SBS will ever be able to fully pay any damage award resulting from any determination in the Clothier Case or any other judgment or similar amount resulting from any legal determination adverse to SBS. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Related Party Litigation and SBS Bankruptcy, below, and SBS Bankruptcy, below.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Any failure of SBS to satisfy any judgment or similar amount resulting from any adverse legal determination against SBS, any claim by SBS, SAS, any other related party or any third party that the Company is somehow liable for any such judgment or similar amount imposed against SBS or SAS or any other related party, any judicial determination that the Company is somehow liable for any such judgment or similar amount imposed against SBS or SAS or any other related party (in whole or in part), or any increase in the Company's use of employees (rather than the services of independent contractors provided by third parties) to perform Field Specialist services domestically, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

Current material and potentially material legal proceedings impacting the Company are described in Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies - Legal Matters, below.  These descriptions are based on an independent review by the Company and do not reflect the views of SBS, its management or its counsel.  Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, in connection with any proceedings against SBS, SBS continues to claim that the Company is somehow liable to reimburse SBS for its expenses in those proceedings. The Company does not believe there is any basis for such claims and would defend them vigorously.

Infotech is currently suing the Company in New York seeking reimbursement for approximately $190,000 respecting alleged lost tax benefits and other expenses it claims to have incurred in connection with SGRP's acquisition of its Brazilian subsidiary and previously denied by both management and SGRP's Audit Committee, who had jurisdiction because Infotech is a related party. Infotech also is threatening to sue the Company in Romania for approximately $900,000 for programming services allegedly owed to the Company's former Romanian subsidiary (sold at book value to Infotech in 2013) and not provided to Infotech, for which the Company vigorously denies liability. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters -- Related Party Litigation, below.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

International Related Party Services:

SGRP Meridian (Pty), Ltd. ("Meridian") is a consolidated international subsidiary of the Company and is owned 51% by SGRP and 23% by FRIEDSHELF 401 Proprietary Limited (owned by Mr. Brian Mason and Mr. Garry Bristow) and 26% by Lindicom Proprietary Limited. Mr. Mason is President and a director and Mr. Bristow is an officer and director of Meridian. Mr. Mason is also an officer and director and 50% shareholder of Merhold Property Trust ("MPT"). Mr. Mason and Mr. Bristow are both officers and directors and both own 50% of Merhold Cape Property Trust ("MCPT"). Mr. Mason and Mr. Bristow are officers and owners of Merhold Holding Trust ("MHT") which provides similar services like MPT. MPT owns the building where Meridian is headquartered and also owns 20 vehicles, all of which are subleased to Meridian. MCPT provides a fleet of 172 vehicles to Meridian under a 4 year lease program. These leases are provided to Meridian at local market rates included in the summary table below.

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

Mr. Juan F. Medina Domenzain ("JFMD"), partner in SPAR Todopromo, leased a warehouse to SPAR Todopromo. The lease expires on December 31, 2020.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Certain Related Party Transactions:

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended March 31,
	2019	2018
Services provided by affiliates:
Field merchandiser and other expenses (SBS)*	$-	$6,729
Field administration and other expenses (SAS)*	-	1,149
National Store Retail Services (NSRS)	125	-
Office lease expenses (RJ Holdings)	102	142
Office and vehicle lease expenses (MPT)	16	19
Vehicle rental expenses (MCPT)	290	339
Office and vehicle rental expenses (MHT)	64	53
Consulting and administrative services (CON)	37	59
Legal Services (KMSA)	22	26
Warehousing rental (JFMD)	12	12

Total services provided by affiliates	$668	$8,528

* Includes substantially all overhead (in the case of SAS and SBS), or related overhead, plus any applicable markup. The services provided by SAS and SBS were terminated as of July 2018.

Due to affiliates consists of the following (in thousands):	March 31,	December 31,
	2019	2018
Loans from local investors:(1)
Australia	$288	$226
Mexico	1,001	1,001
Brazil	139	139
China	1,987	2,130
South Africa	612	618
Resource Plus	531	531
Total due to affiliates	$4,558	$4,645

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The Company also has advanced money to SAS to prepay Affinity insurance premiums (which in the case of workers compensation insurance are a percentage of payroll).  The Company had advanced approximately $226,000 to SAS for the 2019-2020 Affinity plan year based on estimates that assumed SBS and SAS would be providing services to the Company for the full plan year.  However, the Company terminated their services at the end of July 2018 therefore, that insurance was required for only one month's payroll.  Upon completion of the Affinity audit for the Affinity 2019-2020 plan year, the Company anticipates that SAS will receive a premium refund from Affinity of approximately $150,000 and will be obligated to repay that amount to the Company.

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

SMF had been in negotiations with SBS and SAS (respectively represented by Robert G. Brown and William H. Bartels, who together own over 59% of SGRP's common stock) since November 2017 for reimbursement and security agreements to document and secure those advances and repayment obligations, which advances total approximately $675,000. Although SBS and SAS had orally accepted those agreements in principal, the negotiations have recently broken down over their refusal to allow enforceable first priority security interests in the Cash Collateral and SAS's policies with and equity interests in Affinity, as well as their demands for post-termination payments and offsets potentially larger than the Cash Collateral. As a result the Company has recorded a reserve for the full $901,000 in such receivables in 2018. The Company is exploring its legal options for recovering the Affinity Returns from SAS and SBS.  See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies, below.

The Company has filed a claim for $375,000 respecting the Affinity Cash Collateral loan to SBS in the SBS Chapter 11 Proceeding. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, below.

Other Related Party Transactions and Arrangements:

In July 1999, SMF, SBS and SIT entered into a perpetual software ownership agreement providing that each party independently owned an undivided share of and has the right to unilaterally license and exploit certain portions of the Company's proprietary scheduling, tracking, coordination, reporting and expense software (the "Co-Owned Software") are co-owned with SBS and Infotech and each entered into a non-exclusive royalty-free license from the Company to use certain "SPAR" trademarks in the United States (the "Licensed Marks"). As a result of the SBS Chapter 11 Case, SBS' rights in the Co-Owned Software and Licensed Marks are assets of SBS' estate, subject to sale or transfer in any court approved reorganization or liquidation. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, Related Party Litigation and SBS Bankruptcy, below.

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

SBS Bankruptcy

The Company received no services from SBS after the termination of SBS' services took effect. Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, SBS continues to claim that the Company is somehow liable to reimburse SBS for its expenses in those proceedings. The Company does not believe there is any basis for such claims and would defend them vigorously. The Company anticipates that SBS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of its post-termination expense. See Domestic Transactions, above.

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

A review of the SBS' filings in the SBS Chapter 11 Case shows that SBS has listed the Company as a contingent, unliquidated, disputed creditor, but in its most recently filed amended schedules in that Case, SBS has not expressly scheduled any claims of SBS against the Company. In this regard, on January 10, 2019, SBS filed schedules that reflected a note receivable in the amount of $300,000 due from the Company. However, on both February 7 and 12, 2019, SBS filed amended schedules that omitted such note receivable. SBS' amended schedules filed on February 12, 2019, reflects a $300,000 increase in SBS' accounts receivable. None of those schedules name the companies owing those receivables. In depositions Mr. Brown has testified as to various amounts that may be owed to SBS by various parties (including the Company) but the Company has not been able to independently verify the accuracy of such testimony, and any such testimony would not be conclusive evidence or proof of such claim against the Company, and could be corrected or disclaimed as an error afterwards. In any event, the Company believes that it owes nothing to SBS while the Company has substantial claims asserted against SBS.

On March 18, 2019, the Company filed claims in the SBS Chapter 11 Case seeking reimbursement for $378,838 for SMF's funding of the Affinity Security Deposits and $12,963 for SMF's funding of the field payment checks that would have otherwise bounced, and $1,839,459 for indemnification of SGRP for the Clothier settlement (see below) and legal costs and an unspecified amount for indemnification of SGRP for the Hogan action (see Note 8 to the Company's Consolidated Financial Statements, Commitments and Contingencies - Legal Matters - SBS Clothier Litigation, below) and other yet to be discovered indemnified claims.

6.	Preferred Stock

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At March 31, 2019, no shares of SGRP Series A Preferred Stock were issued and outstanding.

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

As of March 31, 2019, approximately 325,000 shares were available for Award grants under the 2018 Plan. In the first quarter, there were no options awarded. As of May 15, there were 310,000 shares awarded, leaving 15,000 shares of SGRP's common stock available for grant under the 2018 Plan.

The Company recognized $46,000 and $43,000 in stock-based compensation expense relating to stock option awards during the three month periods ended March 31, 2019 and 2018, respectively. The tax benefit available from stock based compensation expense related to stock option during both the three months ended March 31, 2019 and 2018 was approximately $11,000. As of March 31, 2019, total unrecognized stock-based compensation expense related to stock options was $365,000.

During the three months ended March 31, 2019 and 2018, the Company recognized approximately $3,000 and $6,000, respectively of stock based compensation expense related to restricted stock. The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended March 31, 2019 and 2018 was approximately $1,000 and $2,000, respectively. As of March 31, 2019, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $2,000.

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

RELATED PARTIES AND RELATED PARTY LITIGATION:

SPAR Business Services, Inc., f/k/a SPAR Marketing Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. (" Infotech "), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech is an affiliate because it is owned by Robert G. Brown. See Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Transactions, above. Mr. Brown and Mr. Bartels are the Majority Stockholders (see below) and founders of SGRP, Mr. Brown was Chairman and an officer and director of SGRP through May 3, 3018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP. Mr. Brown and Mr. Bartels also have been and are stockholders, directors and executive officers of various other affiliates of SGRP.

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

On September 20, 2018, the Court issued a Status Quo Order in the 225 Action (the "Status Quo Order") that (among other things) seated Jeffrey Mayer on the Board, provided for Lorrence T. Kellar to remain seated on the Board, and effectively increased the Board size from seven to eight for the duration of the order.

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

●	A "super majority" vote of at least 75% of all directors is now required for (and any two directors can block) any of the following (as provided in the Proposed Amendments):
o	Issuance of more than 500,000 shares of stock (other than under the Corporation's stock compensation plans);
o	Issuance of any preferred stock;
o	Declaration of any non-cash dividend on the shares of capital stock of the Corporation;
o	By-Laws modification;
o	Formation or expansion of the authority of any Committee or subcommittee; or
o	Appointment or removal of any Committee director.

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

In December 2018 SGRP reached agreement with Mr. Bartels through counsel to conditionally make his reasonably documented Allocated By-Laws Expenses (the "Bartels Advancement Settlement"), pursuant to which payment to Mr. Bartels of the accepted Allocated By-Laws Expenses was made in April 2019. If Mr. Bartels is ultimately determined not to be entitled to indemnification, he could still be obligated to return all amounts advanced to him by SGRP.

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

On January 27, 2019, Mr. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. No such complaint has been filed by Mr. Brown through May 6, 2019, and SGRP continues to deny the Brown Advancement Demand.

SBS Bankruptcy

The Company received no services from SBS after the termination of SBS' services took effect. Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, SBS continues to claim that the Company is to reimburse SBS for its expenses in various cases and state proceedings. The Company anticipates that SBS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of their post-termination expense. The Company does not believe there is any basis for such claims and would defend them vigorously. See Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Transactions, above.

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

On March 18, 2019, the Company filed claims in the SBS Chapter 11 Case seeking reimbursement for $378,838 for SMF's funding of the Affinity Security Deposits $12,963 for SMF's funding of the field payment checks that would have otherwise bounced, $1,839,459 for indemnification of SGRP for the Clothier settlement (see below) and legal costs, and an unspecified amount for indemnification of SGRP for the Hogan action (see below) and other yet to be discovered indemnified claims.

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

SBS Field Specialist Litigation

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist") substantially all of whose services were provided to the Company prior to August 2018 by SBS, the Company's affiliate. SBS is not a subsidiary or in any way under the control of SGRP, SBS is not consolidated in the Company's financial statements, SGRP does not manage, direct or control SBS, and SGRP does not participate in or control the defense by SBS of any litigation against it.  The Company terminated its relationship with SBS and received no services from SBS after July 27, 2018.  For affiliation, termination, contractual details and payment amounts, see Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, above.

The appropriateness of SBS' treatment of Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others. SBS' expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS' Prior Agreement, and SBS' expenses of defending those challenges and other proceedings were reimbursed by the Company through the termination of the contract in July 2018, in the amount of $50,000, after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

In March 2017, the Company advised SBS that, since there was no currently effective comprehensive written services agreement with SBS, the Company would continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company.  See Related Party Transactions - Domestic Related Party Services, above.  SBS has disputed the right of the Company and SGRP's Audit Committee to review and decide the appropriateness of the reimbursement of any of those related party defense and other expense reimbursements.  As provided in SBS' Prior Agreement, the Company is not obligated or liable, and the Company has not otherwise agreed and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts).

As a result of the SBS Chapter 11 Case (see above), there can be no assurance that SBS will ever be able to satisfy any such judgment or similar claim or amount resulting from any adverse legal determination See Commitments and Contingencies -- SBS Bankruptcy, above.

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

As a result of the SBS Chapter 11 Case (see above), the claims of SBS' creditors must now generally be pursued in the SBS Chapter 11 Case. On March 11, 2019, the Bankruptcy Court entered an order modifying the automatic stay in the SBS Chapter 11 Case to permit the plaintiffs in the Clothier Case to proceed with the second part of the case to determine damages against SBS in the same California Court that rendered the Clothier Determination. However, the Bankruptcy Court did not modify the automatic stay to permit collection from SBS of any resulting damage award against it absent further Bankruptcy Court order, and therefore and absent such further order, any such damage award will have to be pursued against SBS in the SBS Chapter 11 Case. Accordingly, the Company believes there can be no assurance that SBS will ever be able to fully pay any such damage award resulting from any determination in the Clothier Case or any other judgment or similar amount resulting from any legal determination adverse to SBS. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, above.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS and SGRP Litigation Generally

As a result of the SBS Chapter 11 Case (see above), the claims of SBS' creditors must now generally be pursued in the SBS Chapter 11 Case. On March 11, 2019, the Bankruptcy Court entered an order modifying the automatic stay in the SBS Chapter 11 Case to permit the plaintiffs in the Clothier Case to proceed with the second part of the case to determine damages against SBS in the same California Court that rendered the Clothier Determination. However, the Bankruptcy Court did not modify the automatic stay to permit collection from SBS of any resulting damage award against it absent further Bankruptcy Court order, and therefore and absent such further order, any such damage award will have to be pursued against SBS in the SBS Chapter 11 Case. Accordingly, the Company believes there can be no assurance that SBS will ever be able to fully pay any such damage award resulting from any determination in the Clothier Case or any other judgment or similar amount resulting from any legal determination adverse to SBS. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, above.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
United States	$18,657	$18,369
International	38,503	36,210
Total revenue	$57,160	$54,579

Operating income (loss):
United States	$757	$(320)
International	976	1,050
Total operating income	$1,733	$730

Interest expense:
United States	$59	$14
International	140	185
Total interest expense	$199	$199

Other (income), net:
United States	$–	$30
International	(65)	(102)
Total other (income), net	$(65)	$(72)

Income (loss) before income tax expense:
United States	$698	$(364)
International	901	967
Total income before income tax expense	$1,599	$603

Income tax expense (benefit):
United States	$201	$(12)
International	357	190
Total income tax expense	$558	$178

Net income (loss):
United States	$497	$(352)
International	544	777
Total net income	$1,041	$425

Net income (loss) attributable to non-controlling interest:
United States	$(97	$89
International	(325)	(390)
Total net income (loss) attributable to non-controlling interest	$(422)	$(301)

Net income (loss) attributable to SPAR:
United States	$400	$(263)
International	219	387
Total net income (loss) attributable to SPAR Group, Inc.	$619	$124

Depreciation and amortization:
United States	$369	$382
International	139	160
Total depreciation and amortization	$508	$542

Capital expenditures:
United States	$378	$635
International	86	437
Total capital expenditures	$464	$1,072

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Note: There were no inter-company sales for the three months ended March 31, 2019 or 2018.

	March 31,	December 31,
	2019	2018
Assets:
United States	$29,669	$27,280
International	47,375	41,815
Total assets	$77,044	$69,095

	March 31,	December 31,
	2019	2018
Long lived assets:
United States	$4,223	$2,560
International	5,728	1,715
Total long lived assets	$9,951	$4,275

Geographic Data (in thousands)

	Three Months Ended March 31,
	2019		2018

International revenue:		% of consolidated net revenue		% of consolidated net revenue
Brazil	$15,532	27.2%	$13,410	24.6%
South Africa	6,534	11.4	7,444	13.6
Mexico	5,287	9.2	5,360	9.8
China	3,279	5.7	2,442	4.5
Japan	2,730	4.8	2,247	4.1
India	2,206	3.9	2,424	4.4
Canada	2,104	3.7	1,934	3.5
Australia	764	1.3	886	1.6
Turkey	67	0.1	63	0.1
Total international revenue	$38,503	67.3%	$36,210	66.2%

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

10.  Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

Recently Implemented Pronouncements

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases.  The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right of use assets and corresponding lease liabilities on the balance sheet. The new guidance requires the Company to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. The Company is also required to disclose qualitative and quantitative information about leasing arrangements to enable financial statement users to assess the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASC 842 using a modified retrospective method that did not require the prior period information to be restated.  ASC 842 also provides a number of optional provisions, known as practical expedients, which companies may elect to adopt to facilitate implementation.  The Company elected a package of practical expedients which, among other items, precludes the Company from needing to reassess 1) whether any expired or existing contracts are or contain leases, 2) the lease classification of any expired or existing leases, and 3) initial direct costs for any existing leases.  In addition, SPAR Group elected an accounting policy to exclude from the consolidated balance sheets the right-of-use ("ROU") assets and lease liabilities related to short-term leases, which are those leases with an initial lease term of twelve months or less that do not include an option to purchase the underlying asset that SPAR Group is reasonably certain to exercise.

Due to the implementation of selected practical expedients, there was no cumulative effect adjustment to beginning retained earnings. See Note 11 –Leases for additional disclosures.

On January 1, 2019, the Company also adopted the following Accounting Standards Updates (“ASUs”) which had no material impact on its unaudited condensed consolidated financial statements or disclosures:

●	ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based payment accounting

●	ASU 2018-09, Codification Improvement

●	ASU 2018-16, Derivatives and Hedging—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

During 2018, the Company adopted the following ASU:

●	ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers - The adoption of ASC 606 did not have a material impact on the Company’s existing or new contracts as of January 1, 2018; therefore, no cumulative adjustment to beginning retained earnings was required as a result of adoption. The Company adopted using the modified retrospective transition method.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

11.	Leases

The Company is a lessee under certain operating leases for office space and equipment. Prior to adopting ASC 842, SPAR followed the lease accounting guidance as issued in ASC 840. Under ASC 840, SPAR classified its leases as operating or capital leases based on evaluation of certain criteria of the lease agreement. For leases that contained rent escalations or rent holidays, ASC 840 requires that total rent expense during the lease term be recorded on a straight-line basis over the term of the lease and record the difference between the rents paid and the straight-line rent expense as deferred rent on the balance sheet. Any tenant improvement allowances received from the lessor would also be recorded as a reduction to rent expense over the term of the lease.

ASC 842 requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding ROU, subject to certain permitted accounting policy elections.

Under ASC 842, SPAR determines, at the inception of the contract, whether the contract is or contains a lease based on whether the contract provides SPAR the right to control the use of a physically distinct asset or substantially all of the capacity of an asset.

Many of SPAR's equipment leases are short-term or cancellable with notice. SPAR’s office space leases have remaining lease terms between one and approximately eleven years, many of which include one or more options to extend the term for periods thereafter. Certain leases contain options to terminate the lease early, which may include a penalty for exercising the option. Many of the termination options require notice within a specified period, after which the option is no longer available to SPAR if not exercised. The extension options and termination options may be exercised at SPAR’s sole discretion. SPAR does not consider in the measurement of ROU assets and lease liabilities an option to extend or terminate a lease if SPAR is not reasonably certain to exercise the option. As of March 31, 2019, SPAR has not included any options to extend or terminate in its measurement of ROU assets or lease liabilities.

The reported results for Q1 2019 reflect the application of ASC 842 guidance, whereas comparative periods and their respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. As a result of adopting the new standard, SPAR recognized ROU assets and liability of $5.7 million. There was no adjustment to deferred taxes as a result of SPAR’s adoption of ASC 842. The adoption of ASC 842 did not have a material impact on SPAR’s results of operations or cash flows, nor did it have an impact on any of SPAR's existing debt covenants.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Certain of SPAR’s leases include covenants that oblige SPAR, at its sole expense, to repair and maintain the leased asset periodically during the lease term. SPAR is not a party to any leases that contain residual value guarantees nor is SPAR a party to any leases that provide an option to purchase the underlying asset.

Many of SPAR's office space leases include fixed and variable payments. Variable payments relate to real estate taxes, insurance, operating expenses, and common area maintenance, which are usually billed at actual amounts incurred proportionate to SPAR's rented square feet of the building. Variable payments that do not depend on an index or rate are expensed by SPAR as they are incurred and are not included in the measurement of the lease liability.

Some of SPAR's leases contain both lease and non-lease components. Fixed and variable payments are allocated to each component relative to observable or estimated standalone prices. SPAR measures its variable lease costs as the portion of variable payments that are allocated to lease components.

SPAR measures its lease liability for each leased asset as the present value of lease payments, as defined in ASC 842, allocated to the lease component, discounted using an incremental borrowing rate specific to the underlying asset. SPAR's ROU assets are equal to the lease liability, SPAR estimates its incremental borrowing rate based on the interest rate SPAR would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.

The components of SPAR's lease expenses for the fiscal quarter ended March 31, 2019, which are included in the condensed consolidated income statement, are as follows (in thousands):

Lease Costs	Classification	March 31, 2019
Operating lease cost	Selling, General and Administrative Expense	$532
Short-term lease cost	Selling, General and Administrative Expense	29
Variable costs	Selling, General and Administrative Expense	290
Total lease cost		$851

Supplemental cash flow information related to SPAR’s leases for the fiscal quarter ended March 31, 2019 is as follows (in thousands):

	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$509

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,736	(a)

(a)	Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of ASU 2016-02 discussed in Note 10.

The following table presents supplemental balance sheet information related to SPAR's operating leases as of March 31, 2019 (in thousands):

Leases	March 31, 2019
Assets:
Operating lease right-of-use assets	$5,328
Liabilities:
Current portion of operating lease liabilities	$1,400
Non-current portion of operating lease liabilities	3,928
Total operating lease liabilities	$5,328

Weighted average remaining lease term—operating leases (in years)	2.1
Weighted average discount rate—operating leases	8.9%

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

At March 31, 2019, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Period Ending March 31,	Amount

2019	$1,336
2020	2,682
2021	878
2022	987
2023	78
Thereafter	-
Total lease payments	5,961
Less: imputed interest	(633)
Total	$5,328

As previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2018 and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future minimum lease payments due under operating leases as of December 31, 2018 (in thousands):

Year	Amount
2019	$1,946
2020	1,428
2021	945
2022	682
2023	340
Total	$5,341

SPAR Group, Inc. and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made by, or respecting, SPAR Group, Inc. ("SGRP") and its subsidiaries (together with SGRP, the "SPAR Group" or the "Company"), and this Quarterly Report has been filed by SGRP with the Securities and Exchange Commission (the "SEC"). There also are "forward-looking statements" contained in SGRP's Annual Report on Form 10-K/A for its fiscal year ended December 31, 2018 (as filed, the "Annual Report"), as filed with the SEC on April 24, 2019, in SGRP's definitive Proxy Statement respecting its Annual Meeting of Stockholders to be held on May 15, 2019, which SGRP filed with the SEC on April 29, 2019, and Additional Definitive Materials filed with the SEC on May 3, 2019 (collectively, the "Proxy Statement"), and SGRP's Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and statements as and when filed with the SEC (including this Quarterly Report, the Annual Report and the Proxy Statement, each a "SEC Report"). "Forward-looking statements" are defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other applicable federal and state securities laws, rules and regulations, as amended (together with the Securities Act and Exchange Act, the "Securities Laws").

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

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended March 31, 2019, compared to three months ended March 31, 2018

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended March 31,
	2019		2018
	$	%	$	%
Net revenues	$57,160	100.0%	$54,579	100.0%
Cost of revenues	46,525	81.4	44,849	82.2
Gross profit	10,635	18.6	9,730	17.8
Selling, general & administrative expense	8,394	14.7	8,458	15.5
Depreciation & amortization	508	0.9	542	1.0
Operating income	1,733	3.0	730	1.3
Interest expense, net	199	0.3	199	0.4
Other (income), net	(65)	(0.1)	(72)	(0.1)
Income before income taxes	1,599	2.8	603	1.0
Income tax expense	558	1.0	178	0.3
Net income	1,041	1.8	425	0.7
Net income attributable to non-controlling interest	(442)	(0.7)	(301)	(0.6)
Net income attributable to SPAR Group, Inc.	$619	1.1%	$124	0.1%

Net Revenues

Net revenues for the three months ended March 31, 2019, were $57.2 million, compared to $54.6 million for the three months ended March 31, 2018, an increase of $2.6 million or 5%.  The increase in net revenue is primarily attributable to the Brazil subsidiary, which contributed $2.1 million.

Domestic net revenues totaled $18.7 million in the three months ended March 31, 2019, compared to $18.4 million for the same period in 2018, an increase of 1.6%.

International net revenues totaled $38.5 million for the three months ended March 31, 2019, compared to $36.2 million for the same period in 2018, an increase of $2.3 million or 6.3%.  The increase in international net revenues was primarily due to the Brazilian operation, which added $2.1 million.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 81.4% of its net revenues for the three months ended March 31, 2019, and 82.2% of its net revenues for the three months ended March 31, 2018.

Domestic cost of revenues was 74.8% of net revenues for the three months ended March 31, 2019, and 76.7% of net revenues for the three months ended March 31, 2018. The decrease in cost of revenues as a percentage of net revenues of 1.9 percentage points was due primarily to a shift in our labor platform in the latter part of 2018 and a favorable mix of project work compared to the same period last year.  For the three months ended March 31, 2018, approximately 56% of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SBS, and SAS, respectively.  (See Note 5 to the Company's Condensed Consolidated Financial Statements - Related-Party Transactions.)

SPAR Group, Inc. and Subsidiaries

Internationally, the cost of revenues decreased to 84.6% of net revenues for the three months ended March 31, 2019, compared to 85.0% of net revenues for the three months ended March 31, 2018. The cost of revenue decrease of 0.4 percentage points was primarily due to margin improvement in Brazil operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $8.4 million and $8.5 million for the three months ended March 31, 2019 and 2018, respectively.

Domestic selling, general and administrative expenses totaled $3.6 million and $4.2 million for the three month periods ended March 31, 2019 and 2018, respectively.

International selling, general and administrative expenses totaled $4.8 million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $508,000 for the three months ended March 31, 2019, and $542,000 for the same period in 2018.

Interest Expense

The Company's net interest expense was $199,000 for both the three months ended March 31, 2019 and 2018.

Other Income

Other income totaled $65,000 for the three month period ended March 31, 2019, compared to $72,000 for the same period last year.

Income Taxes

Income tax expense was $558,000 for the three months ended March 31, 2019, compared to $178,000 for the three months ended March 31, 2018.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $422,000 and $301,000 for the three months ended March 31, 2019 and 2018, respectively.

Net Income

The Company reported net income of $619,000 for the three months ended March 31, 2019, or $0.03 per diluted share, compared to a net income of $124,000, or $0.01 per diluted share, for the corresponding period last year. The change is due primarily to increase in international operations.

SPAR Group, Inc. and Subsidiaries

Liquidity and Capital Resources

In the three months ended March 31, 2019, the Company had a net income before non-controlling interest of $1,041,000.

Net cash provided by operating activities was $538,000 for the three months ended March 31, 2019, compared to net cash used of $617,000 for the three months ended March 31, 2018, respectively.  The net cash provided by operating activities during the three months ended March 31, 2019, was primarily due to an increase in accounts payable and accrued expenses and other current liabilities partially offset by increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was $464,000 for the three months ended March 31, 2019, compared to net cash provided by investing activities of $280,000 for the three months ended March 31, 2018. The net cash used in investing activities during the three months ended March 31, 2019, was due to fixed asset additions, primarily capitalized software.

Net cash used in financing activities for the three months ended March 31, 2019, was approximately $244,000, compared to $771,000 provided by financing activities for the three months ended March 31, 2018.  Net cash used in financing activities during the three months ended March 31, 2019, was primarily due to net payments on lines of credit and term debt.

The above activity and the impact of foreign exchange rate changes resulted in a decrease in cash and cash equivalents for the three months ended March 31, 2019 of approximately $21,000.

At March 31, 2019, the Company had net working capital of $12.2 million, as compared to net working capital of $12.6 million at December 31, 2018. The Company's current ratio was 1.3 at both March 31, 2019, and December 31, 2018.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of March 31, 2019.

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

SPAR Group, Inc. and Subsidiaries

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's first quarter of its 2019 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

RELATED PARTIES AND RELATED PARTY LITIGATION:

SPAR Business Services, Inc., f/k/a SPAR Marketing Services, Inc. ("SBS"), SPAR Administrative Services, Inc. ("SAS"), and SPAR InfoTech, Inc. (" Infotech "), have provided services from time to time to the Company and are related parties and affiliates of SGRP, but are not under the control or part of the consolidated Company. SBS is an affiliate because it is owned by Robert G. Brown and William H. Bartels. SAS is an affiliate because it is owned by William H. Bartels and certain relatives of Robert G. Brown or entities controlled by them (each of whom are considered affiliates of the Company for related party purposes). Infotech is an affiliate because it is owned by Robert G. Brown. See Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Transactions, above. Mr. Brown and Mr. Bartels are the Majority Stockholders (see below) and founders of SGRP, Mr. Brown was Chairman and an officer and director of SGRP through May 3, 3018 (when he retired), and Mr. Bartels was and continues to be Vice Chairman and a director and officer of SGRP. Mr. Brown and Mr. Bartels also have been and are stockholders, directors and executive officers of various other affiliates of SGRP.

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

SPAR Group, Inc. and Subsidiaries

On September 18, 2018, Robert G Brown (one of the Majority Stockholders) commenced an action in the Court pursuant to 8 Del. C. §225(a) from (C.A. No. 2018-00687-TMR) (the "225 Action") against the 225 Defendants seeking to remove Lorrence T. Kellar from the Board and add Jeffrey Mayer to the Board.

On September 20, 2018, the Court issued a Status Quo Order in the 225 Action (the "Status Quo Order") that (among other things) seated Jeffrey Mayer on the Board, provided for Lorrence T. Kellar to remain seated on the Board, and effectively increased the Board size from seven to eight for the duration of the order.

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

SPAR Group, Inc. and Subsidiaries

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

●	A "super majority" vote of at least 75% of all directors is now required for (and any two directors can block) any of the following (as provided in the Proposed Amendments):
o	Issuance of more than 500,000 shares of stock (other than under the Corporation's stock compensation plans);
o	Issuance of any preferred stock;
o	Declaration of any non-cash dividend on the shares of capital stock of the Corporation;
o	By-Laws modification;
o	Formation or expansion of the authority of any Committee or subcommittee; or
o	Appointment or removal of any Committee director.

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

SPAR Group, Inc. and Subsidiaries

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

In December 2018 SGRP reached agreement with Mr. Bartels through counsel to conditionally make his reasonably documented Allocated By-Laws Expenses (the "Bartels Advancement Settlement"), pursuant to which payment to Mr. Bartels of the accepted Allocated By-Laws Expenses was made in April 2019. If Mr. Bartels is ultimately determined not to be entitled to indemnification, he could still be obligated to return all amounts advanced to him by SGRP.

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

On January 27, 2019, Mr. Brown sent a draft of his proposed Delaware litigation complaint in an email to Arthur Drogue, SGRP's Chairman, threatening to sue SGRP respecting the Brown Advancement Demand, which he repeated in an email to Mr. McCarthey on February 2, 2019. No such complaint has been filed by Mr. Brown through May 6, 2019, and SGRP continues to deny the Brown Advancement Demand.

SBS Bankruptcy

The Company received no services from SBS after the termination of SBS' services took effect. Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, SBS continues to claim that the Company is to reimburse SBS for its expenses in various cases and state proceedings. The Company anticipates that SBS may use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of their post-termination expense. The Company does not believe there is any basis for such claims and would defend them vigorously. See Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Transactions, above.

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

SPAR Group, Inc. and Subsidiaries

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

On March 18, 2019, the Company filed claims in the SBS Chapter 11 Case seeking reimbursement for $378,838 for SMF's funding of the Affinity Security Deposits $12,963 for SMF's funding of the field payment checks that would have otherwise bounced, $1,839,459 for indemnification of SGRP for the Clothier settlement (see below) and legal costs, and an unspecified amount for indemnification of SGRP for the Hogan action (see below) and other yet to be discovered indemnified claims.

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

SPAR Group, Inc. and Subsidiaries

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

SBS Field Specialist Litigation

The Company's merchandising, audit, assembly and other services for its domestic clients are performed by field merchandising, auditing, assembly and other field personnel (each a "Field Specialist") substantially all of whose services were provided to the Company prior to August 2018 by SBS, the Company's affiliate. SBS is not a subsidiary or in any way under the control of SGRP, SBS is not consolidated in the Company's financial statements, SGRP does not manage, direct or control SBS, and SGRP does not participate in or control the defense by SBS of any litigation against it.  The Company terminated its relationship with SBS and received no services from SBS after July 27, 2018.  For affiliation, termination, contractual details and payment amounts, see Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions - Domestic Related Party Services, above.

The appropriateness of SBS' treatment of Field Specialists as independent contractors has been periodically subject to legal challenge (both currently and historically) by various states and others. SBS' expenses of defending those challenges and other proceedings have historically been reimbursed by the Company under SBS' Prior Agreement, and SBS' expenses of defending those challenges and other proceedings were reimbursed by the Company through the termination of the contract in July 2018, in the amount of $50,000, after determination (on a case by case basis) that those defense expenses were costs of providing services to the Company.

In March 2017, the Company advised SBS that, since there was no currently effective comprehensive written services agreement with SBS, the Company would continue to review and decide each request by SBS for reimbursement of its legal defense expenses (including appeals) on a case-by-case basis in its discretion, including the relative costs and benefits to the Company.  See Related Party Transactions - Domestic Related Party Services, above.  SBS has disputed the right of the Company and SGRP's Audit Committee to review and decide the appropriateness of the reimbursement of any of those related party defense and other expense reimbursements.  As provided in SBS' Prior Agreement, the Company is not obligated or liable, and the Company has not otherwise agreed and does not currently intend, to reimburse SBS for any judgment or similar amount (including any damages, settlement, or related tax, penalty, or interest) in any legal challenge or other proceeding against or involving SBS, and the Company does not believe it has ever done so (other than in insignificant nuisance amounts).

As a result of the SBS Chapter 11 Case (see above), there can be no assurance that SBS will ever be able to satisfy any such judgment or similar claim or amount resulting from any adverse legal determination See Commitments and Contingencies -- SBS Bankruptcy, above.

SPAR Group, Inc. and Subsidiaries

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

SPAR Group, Inc. and Subsidiaries

Since SGRP has no further involvement in the Clothier Case, SGRP stopped paying (as of June 7, 2018) for SBS' legal expenses (defense and appeal) in the Clothier Case and notified SBS.  Defendants continue to demand that those expenses be reimbursed by SGRP.

As a result of the SBS Chapter 11 Case (see above), the claims of SBS' creditors must now generally be pursued in the SBS Chapter 11 Case. On March 11, 2019, the Bankruptcy Court entered an order modifying the automatic stay in the SBS Chapter 11 Case to permit the plaintiffs in the Clothier Case to proceed with the second part of the case to determine damages against SBS in the same California Court that rendered the Clothier Determination. However, the Bankruptcy Court did not modify the automatic stay to permit collection from SBS of any resulting damage award against it absent further Bankruptcy Court order, and therefore and absent such further order, any such damage award will have to be pursued against SBS in the SBS Chapter 11 Case. Accordingly, the Company believes there can be no assurance that SBS will ever be able to fully pay any such damage award resulting from any determination in the Clothier Case or any other judgment or similar amount resulting from any legal determination adverse to SBS. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, above.

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

SPAR Group, Inc. and Subsidiaries

SBS and SGRP Litigation Generally

As a result of the SBS Chapter 11 Case (see above), the claims of SBS' creditors must now generally be pursued in the SBS Chapter 11 Case. On March 11, 2019, the Bankruptcy Court entered an order modifying the automatic stay in the SBS Chapter 11 Case to permit the plaintiffs in the Clothier Case to proceed with the second part of the case to determine damages against SBS in the same California Court that rendered the Clothier Determination. However, the Bankruptcy Court did not modify the automatic stay to permit collection from SBS of any resulting damage award against it absent further Bankruptcy Court order, and therefore and absent such further order, any such damage award will have to be pursued against SBS in the SBS Chapter 11 Case. Accordingly, the Company believes there can be no assurance that SBS will ever be able to fully pay any such damage award resulting from any determination in the Clothier Case or any other judgment or similar amount resulting from any legal determination adverse to SBS. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, above.

Item 1A.	Risk Factors

Existing Risk Factors

Various risk factors applicable to the Company and its businesses are described in Item 1A under the caption "Risk Factors" in the 2018 Annual Report, which Risk Factors are incorporated by reference into this Quarterly Report. There have been no material changes in the Company's risk factors since the 2018 Annual Report. You should review and give attention to all of those Risk Factors, including (without limitation) Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Potential Conflicts in Services Provided by Affiliates, Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Risks of a Nasdaq Delisting and Penny Stock Trading.

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

Date: May 15, 2019	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer and Secretary