Form 10-Q
period 2019-06-30
SPAR GROUP INC
filed 2019-08-14
CIK 1004989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the second quarterly period ended June 30, 2019.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	SGRP	Nasdaq

The number of shares of the Registrant's Common Stock outstanding as of August 2, 2019, was 20,847,461 shares.

SPAR Group, Inc.

Index

PART I:	FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited), and December 31, 2018	2

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2019 and 2018	3

	Condensed Consolidated Statement of Equity (Unaudited) for the six months ended June 30, 2019 and 2018	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4	Controls and Procedures	44

PART II:	OTHER INFORMATION

Item 1	Legal Proceedings	45

Item 1A	Risk Factors	56

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3	Defaults Upon Senior Securities	56

Item 4	Mine Safety Disclosures	56

Item 5	Other Information	56

Item 6	Exhibits	57

SIGNATURES		58

PART I:	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,826	$7,111
Accounts receivable, net	57,462	46,142
Prepaid expenses and other current assets	2,461	1,879
Total current assets	67,749	55,132
Property and equipment, net	3,085	2,950
Operating lease right-of-use assets	4,770	–
Goodwill	3,788	3,788
Intangible assets, net	3,067	3,332
Deferred income taxes	2,687	2,568
Other assets	1,734	1,325
Total assets	$86,880	$69,095
Liabilities and equity
Current liabilities:
Accounts payable	$10,338	$8,668
Accrued expenses and other current liabilities	22,583	18,168
Due to affiliates	4,520	4,645
Customer incentives and deposits	968	620
Lines of credit and short-term loans	13,182	10,414
Current portion of operating lease liabilities	843	–
Total current liabilities	52,434	42,515
Operating lease liabilities, less current portion	3,927	–
Long-term debt and other liabilities	1,634	1,806
Total liabilities	57,995	44,321
Commitments and contingencies – See Note 8
Equity:
SPAR Group, Inc. equity
Preferred stock, $.01 par value: Authorized and available shares– 2,445,598 Issued and outstanding shares– None – June 30, 2019, and December 31, 2018	–	–
Common stock, $.01 par value: Authorized shares – 47,000,000 Issued shares – 20,847,461 – June 30, 2019, and 20,776,558 – December 31, 2018	209	208
Treasury stock, at cost 1,697 – June 30, 2019, and 7,895 – December 31, 2018	(15)	(8)
Additional paid-in capital	16,410	16,304
Accumulated other comprehensive loss	(3,556)	(3,638)
Retained earnings	5,553	3,432
Total SPAR Group, Inc. equity	18,601	16,298
Non-controlling interest	10,284	8,476
Total equity	28,885	24,774
Total liabilities and equity	$86,880	$69,095

See accompanying notes.

 SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net revenues	$68,223	$59,224	$125,383	$113,803
Cost of revenues	54,159	48,759	100,685	93,608
Gross profit	14,064	10,465	24,698	20,195
Selling, general and administrative expense	9,306	9,196	17,699	17,654
Settlement and other charges	–	1,975	–	1,975
Depreciation and amortization	528	531	1,038	1,072
Operating income	4,230	(1,237)	5,961	(506)
Interest expense	187	354	388	553
Other (income), net	(192)	(232)	(257)	(304)
Income (loss) before income tax expense (benefit)	4,235	(1,359)	5,830	(755)

Income tax expense (benefit)	1,428	(262)	1,986	(84)
Net income (loss)	2,807	(1,097)	3,844	(671)
Net income attributable to non-controlling interest	(1,284)	(666)	(1,705)	(967)
Net income (loss) attributable to SPAR Group, Inc.	$1,523	$(1,763)	$2,139	$(1,638)
Basic and diluted income (loss) per common share:	$0.07	$(0.09)	$0.10	$(0.08)
Weighted average common shares – basic	20,816	20,649	20,796	20,649
Weighted average common shares – diluted	21,104	20,649	21,080	20,649

Net income (loss)	$2,807	$(1,097)	$3,844	$(671)
Other comprehensive income (loss):
Foreign currency translation adjustments	59	(650)	167	(680)
Comprehensive income (loss)	2,866	(1,747)	4,011	(1,351)
Comprehensive income attributable to non-controlling interest	(1,358)	(391)	(1,808)	(662)
Comprehensive income (loss) attributable to SPAR Group, Inc.	$1,508	$(2,138)	$2,203	$(2,013)

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(unaudited)

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2019	20,785	$208	8	$(8)	$16,304	$(3,638)	$3,432	$8,476	$24,774

Share-based compensation	–	–	–	–	49	–	–	–	49
Other comprehensive income (loss)	–	–	–	–	–	98	(18)	28	108
Net income	–	–	–	–	–	–	616	421	1,037
Balance at March 31, 2019	20,785	$208	8	$(8)	$16,353	$(3,540)	$4,030	$8,925	$25,968
Share-based compensation	–	–	–	–	51	–	–	–	51
Exercise of stock options	65	1	(6)	(7)	6	–	–	–	–
Other comprehensive income (loss)	–	–	–	–	–	(16)	–	75	59
Net income	–	–	–	–	–	–	1,523	1,284	2,807
Balance at June 30, 2019	20,850	$209	2	$(15)	$16,410	$(3,556)	$5,553	$10,284	$28,885

	Common Stock		Treasury Stock		Additional	Accumulated Other		Non-
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Retained Earnings	Controlling Interest	Total Equity
Balance at January 1, 2018	20,681	$207	104	$(115)	$16,271	$(1,690)	$4,977	$5,905	$25,555

Share-based compensation	–	–	–	–	49	–	–	–	49
Exercise of stock options	–	–	(71)	79	(79)	–	–	–	–
Distribution to non-controlling investors	–	–	–	–	–	–	–	(463)	(463)
Non-controlling interest related to Resource Plus acquisition	–	–	–	–	–	–	–	3,023	3,023
Other comprehensive income (loss)	–	–	–	–	–	–	–	(30)	(30)
Net income	–	–	–	–	–	–	124	301	425
Balance at March 31, 2018	20,681	$207	33	$(36)	$16,241	$(1,690)	$5,101	$8,736	$28,559
Share-based compensation	–	–	–	–	15	–	–	–	15
Re-issue treasury shares – RSU's	–	–	(3)	3	(3)	–	–	–	–
Non-controlling interest related to Resource Plus acquisition	–	–	–	–	–	–	–	(375)	(375)
Other changes	–	–	–	–	–	–	(13)	12	(1)
Other comprehensive income (loss)	–	–	–	–	–	(375)	–	(275)	(650)
Net income (loss)	–	–	–	–	–	–	(1,763)	666	(1,097)
Balance at June 30, 2018	20,681	$207	30	$(33)	$16,253	$(2,065)	$3,325	$8,764	$26,451

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income (loss)	$3,844	$(671)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,038	1,072
Amortization of operating lease assets	1,071	–
Bad debt expense, net of recoveries	(229)	74
Share based compensation	100	64
Changes in operating assets and liabilities:
Accounts receivable	(11,109)	(8,554)
Prepaid expenses and other assets	(1,112)	(381)
Accounts payable	1,654	1,148
Operating lease liabilities	(1,071)	–
Accrued expenses, other current liabilities and customer incentives and deposits	4,632	(2,352)
Net cash used in operating activities	(1,182)	(9,600)

Investing activities
Purchases of property and equipment and capitalized software	(935)	(951)
Purchase of Resource Plus subsidiary, net of cash acquired	–	767
Net cash used in investing activities	(935)	(184)

Financing activities
Net (payments) borrowing on lines of credit	12,338	8,330
Payoff of bank line of credit	(9,598)	–
Payments on term debt	(74)	–
Payments on capital lease obligations	(56)	(37)
Distribution to non-controlling investors	–	(463)
Net cash provided by financing activities	2,610	7,830

Effect of foreign exchange rate changes on cash	222	(1,037)
Net change in cash and cash equivalents	715	(2,991)
Cash and cash equivalents at beginning of year	7,111	8,827
Cash and cash equivalents at end of period	$7,826	$5,836

Supplemental disclosure of cash flows information:
Interest paid	$375	$549
Income taxes paid	$541	$202

See accompanying notes.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited, interim condensed consolidated financial statements of SPAR Group, Inc., a Delaware corporation ("SGRP"), and its subsidiaries (together with SGRP, collectively, the "Company" or the "SPAR Group"), accompanying this Quarterly Report on Form 10-Q for the second quarter ended June 30, 2019 (this "Quarterly Report"), have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated balance sheet as of December 31, 2018, has been prepared from the Company's audited consolidated balance sheet as of such date. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included in these interim financial statements. However, these interim financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto for the Company as contained in the SGRP's Annual Report on Form 10-K/A for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the "SEC") on April 24, 2019 (the "2018 Annual Report"), and SGRP's Proxy Statement for its 2019 Annual Meeting of Stockholders as filed with the SEC on April 29, 2019 (and Additional Definitive Materials filed with the SEC on May 3, 2019, collectively the "2019 Proxy Statement"). Particular attention should be given to Items 1 and 1A of the 2018 Annual Report respecting the Company's Business and Risk Factors, respectively, and the following parts of SGRP's 2019 Proxy Statement: (i) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, (ii) CORPORATE GOVERNANCE, (iii) EXECUTIVE COMPENSATION, DIRECTORS AND OTHER INFORMATION and (iv) EXECUTIVE COMPENSATION, EQUITY AWARDS AND OPTIONS. The Company's results of operations for the interim period are not necessarily indicative of its operating results for the entire year. Except for the change noted below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements. The Company adopted ASC 842 on January 1, 2019. As a result, the Company changed its accounting policy for accounting for leases as detailed in Notes 10 and 11.

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

As of June 30, 2019, the Company operates in 10 countries and divides its operations into two reportable segments: its Domestic Division, which has provided services in the United States of America since certain of its predecessors were formed in 1979, and its International Division, which began operations in May 2001 and provides similar merchandising, marketing, audit and in-store event staffing services in Australia, Brazil, Canada, China, India, Japan, Mexico, South Africa, and Turkey.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to SPAR Group, Inc.	$1,523	$(1,763)	$2,139	$(1,638)

Denominator:
Weighted average shares used in basic net income per share calculation	20,816	20,649	20,796	20,649

Weighted average shares used in diluted net income per share calculation	21,104	20,649	21,080	20,649

Basic and diluted net income (loss) per common share	$0.07	$(0.09)	$0.10	$(0.08)

4.	Credit Facilities and Other Debt

Domestic Credit Facilities

North Mill Capital Credit Facility

On April 10, 2019, the Company repaid and replaced its 2018 credit facility with PNC Bank, National Association ("PNC"), with a new secured revolving credit facility in the United States and Canada (the "NM Credit Facility") with North Mill Capital, LLC ("NM").

In order to obtain, document and govern the NM Credit Facility: SGRP and certain of its direct and indirect subsidiaries in the United States and Canada, namely SPAR Marketing Force ("SMF"), Inc., and SPAR Canada Company ("SCC") (each, a "NM Borrower" and collectively, the "NM Borrowers"), and SPAR Canada, Inc., SPAR Acquisition, Inc., SPAR Assembly and Installation, Inc., and SPAR Trademarks, Inc. (together with SGRP, each a "NM Guarantor" and collectively, the "NM Guarantors), entered into eighteen (18) month individual Loan and Security Agreements with NM dated as of April 10, 2019 (the "NM Loan Agreements"), which governs the obligations of the NM Loan Parties to NM and secures them with pledges of substantially all of the assets of the NM Loan Parties (other than SGRP's foreign subsidiaries, certain designated domestic subsidiaries, and their respective equity and assets); the SMF Borrower issued its $10.5 million Revolving Credit Master Promissory Note to NM dated April 10, 2019, and the SCC Borrower issued its $1.5 million Revolving Credit Master Promissory Note to NM dated April 10, 2019 (the "NM Notes"), which evidences the NM Borrowers' loans and other obligations to NM; the NM Guarantors entered into a Guaranty Agreement with NM dated as of April 10, 2019 (the "NM Guaranty"), which guaranties the NM Borrowers' loans and other obligations to NM. The NM Loan Agreements have an approved maximum borrowing capacity of $12.5 million for the SMF Borrower and $2.5 million for the SCC Borrower. As of June 30, 2019, the SMF Borrower requested and was granted an increase in its NM Laon Agreement from $10.5 million to $12.5 million.

On April 10, 2019, the Company drew down an initial advance under the NM Credit Facility of approximately $9.8 million, which was used to repay the Company's existing credit facility with PNC.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The NM Note currently requires the NM Borrowers to pay interest on the loans thereunder equal to (A) Prime Rate designated by Wells Fargo Bank, plus (B) one hundred twenty five basis points (1.25%). In addition, the Company is paying a fee to NM in the amount of 1.5% of the Promissory Notes or $180,000 payable at $10,000 per month over the term of the agreement.  The Company utilized a broker to assist in this financing and has paid a fee of $120,000 for their services. On June 30, 2019, the aggregate interest rate under that formula was 6.75% per annum, and the outstanding loan balance was $12.2 million. Outstanding amounts are classified as short-term debt.

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

Fifth Third Credit Facility

On January 9, 2018, the Company completed its acquisition of a 51% interest in its new subsidiaries, Resource Plus of North Florida, Inc., and related companies (collectively, "Resource Plus"). When acquired, Resource Plus was a party to a revolving line of credit facility it secured on May 23, 2016, (the "Fifth Third Credit Facility") from Fifth Third Bank for $3.5 million, which was scheduled to expire on May 23, 2018. Effective April 11, 2018, the term of the Fifth Third Credit Facility was extended and is currently scheduled to become due on April 23, 2020. As there are no provisions (other than defaults) requiring the pay down of the loan until April 23, 2020, any amounts outstanding are classified as short-term debt.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Revolving loans of up to $3.5 million are available to Resource Plus under the Fifth Third Credit Facility based upon the borrowing base formula defined in the agreement (principally 80% of "eligible" accounts receivable less certain reserves). As of June 30, 2019, there was no outstanding balance. The Fifth Third Credit Facility is secured by substantially all assets of Resource Plus.

The Fifth Third Credit Facility currently requires Resource Plus to pay interest on the loans thereunder equal to (A) the Daily LIBOR Rate (as defined in the agreement) per annum, plus (B) two hundred fifty basis points (2.50%). On June 30, 2019, the aggregate interest rate under that formula was 5.23% per annum.

Other Debt

Effective with the closing of the Resource Plus acquisition, the Company entered into promissory notes with the sellers totaling $2.3 million. The notes are payable in annual installments at various amounts due on December 31st of each year starting with December 31, 2018 and continuing through December 31, 2023. As such these notes are classified as both short term and long term for the appropriate amounts. The total balance owed at June 30, 2019 was approximately $2.0 million.

International Credit Facilities:

SPARFACTS Australia Pty. Ltd. has a secured line of credit facility with National Australia Bank, effective October 31, 2017, for $800,000 (Australian) or approximately $562,000 USD (based upon the exchange rate at June 30, 2019). The facility provides for borrowing based upon a formula, as defined in the agreement (principally 80% of eligible accounts receivable less certain deductions). The outstanding balance with National Australia Bank as of June 30, 2019 was $258,000 (Australian) or $181,000 USD and is due on demand.

SPAR Todopromo has secured a line of credit facility with BBVA Bancomer Bank for 5.0 million Mexican Pesos or approximately $261,000 USD (based upon the exchange rate at June 30, 2019). The revolving line of credit was secured on March 15, 2016, and originally expired March 2018. The facility has been amended to extend the terms to April 2020. The variable interest rate is TIIE (Interbank Interest Rate) +4%, which resulted in an annual interest rate of 12.5% as of June 30, 2019. There was no outstanding balance as of June 30, 2019.

On May 29, 2018, SPAR Brazil established a line of credit facility with Banco Bradesco for 1.2 million Brazilian Real or approximately $312,000 USD (based upon the exchange rate at June 30, 2019). The facility provides for borrowing with no formal guarantees. The agreement expires on November 29, 2019. The outstanding balance at June 30, 2019, was approximately 68,000 Brazilian Real or approximately $18,000 USD.

On October 5, 2018 SPAR Brazil secured a line of credit facility with Branco Bradesco for approximately 3.5 million Brazilian Real or approximately $917,000 USD (based upon the exchange rate at June 30, 2019). The outstanding balance as of June 30, 2019 was approximately 1.6 million Brazilian Real or approximately $419,000 USD. The note is due December 19, 2019, with varying monthly payments.

On October 5, 2018 SPAR Brazil secured a line of credit facility with Branco Santander for approximately 381,000 Brazilian Real or approximately $99,000 USD (based upon the exchange rate at June 30, 2019). The outstanding balance as of June 30, 2019 was approximately 293,000 Brazilian Real or approximately $76,000 USD.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	Interest Rate as of June 30, 2019			2019	2020	2021	2022	2023	2024
Brazil – Bradesco		16.56%		$437	$–	$–	$–	$–	$–
Brazil - Santander	4.45	-	10.99%	76	–	–	–	–	–
USA – North Mill Capital		6.75%		12,155	–	–	–	–	–
USA – Fifth Third Bank		5.23%		–	–	–	–	–	–
USA – Resource Plus Seller Notes		1.85%		333	334	300	300	700	–
Australia - National Australia Bank		6.56%		181	–	–	–	–	–
Mexico – BBVA Shareholder		12.5%		–	–	–	–	–	–
Total				$13,182	$334	$300	$300	$700	$–

Summary of Unused Company Credit and Other Debt Facilities (in thousands):

	June 30, 2019	December 31, 2018
Unused Availability:
United States	$4,788	$4,253
Australia	381	238
Brazil	294	304
Mexico	261	102
Total Unused Availability	$5,724	$4,897

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

SBS provided substantially all of the Field Specialist services in the U.S.A. to the Company from January 1 through July 27, 2018, and an independent vendor and licensee provided them for the balance of 2018. The Company paid $13.3 million during the six months ended June 30, 2018, to SBS for its provision as needed of the services of approximately 4,500 of SBS's available Field Specialists in the U.S.A. (which amounted to approximately 43% of the Company's total domestic Field Specialist service expense for the six months ended June 30, 2018).

Since the termination of the Amended and Restated Field Service Agreement with SBS on December 1, 2014 (as amended, the "Prior SBS Agreement"), the Company and SBS agreed to an arrangement where the Company reimbursed SBS for the Field Specialist service costs and certain other approved reimbursable expenses incurred by SBS in performing services for the Company and paid SBS a revised fixed percentage of such reimbursable expenses (the "Cost Plus Fee") equal to 2.96% of those reimbursable expenses, subject to certain offsetting credits.  The Company had offered a new agreement to SBS confirming that reimbursable expenses were subject to review and approval by the Company, but SBS rejected that proposal.

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

Even though the Company believes it had paid SBS for all services provided through July 27, 2018, the Company received notice that there may not have been sufficient funds in SBS' bank accounts to honor all payments SBS had made by check to their Field Specialists.  Based on this notice, the Company withheld approximately $112,000 of final mark-up compensation due SBS and had made payments, on a daily basis, into the SBS bank account designated for Field Specialist payments to ensure all SBS Field Specialists that had provided services to the Company were properly compensated for those services.  The $112,000 had been completely exhausted and the Company was required to fund an additional $13,000 to cover these duplicate Field Specialist payments.

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

SAS provided substantially all of the Field Administrators in the U.S.A. to the Company from January 1 through June 30, 2018.  The Company paid $2.3 million to SAS for its provision of its 57 full-time regional and district administrators (which amounted to approximately 91% of the Company's total domestic field administrative service cost for the six month period ended June 30, 2018.

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

Although SAS has not provided or been authorized to perform any services to the Company after their terminations described above effective on or before July 31, 2018, SAS has apparently continued to operate and claim that the Company owes them for all of their post-termination expenses for the foreseeable future.  For the period from August, 2018 through June 30, 2019, SAS has invoiced the Company over $200,000.  All such invoices have been rejected by the Company.  The Company has determined that it is not obligated to reimburse any such post-termination expense (other than for potentially reimbursing SAS for mutually approved reasonable short term ordinary course transition expenses in previously allowed categories needed by SAS to wind down its business, if any), and that such a payment would be an impermissible gift to a related party under applicable law, which determinations have been supported by SGRP's Audit Committee.  See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "SBS Chapter 11 Case"). On August 6, 2019, with the support of (among others, the Clothier and Rodgers plaintiffs and the Company, the Court approved the Settlement Agreement and the SBS Reorganization pursuant to the SBS Plan (as all such terms are defined below).  See Note 8 to the Company's Consolidated Financial Statements, Commitments and Contingencies - Legal Matters -  SBS Bankruptcy and Settlement, below).

Any claim by Robert G. Brown, William H. Bartels, SAS, any other related party or any third party that the Company is somehow liable for any judgment or similar amount imposed against SBS or SAS or any other related party, any judicial determination that the Company is somehow liable for any judgment or similar amount imposed against SBS or SAS or any other related party, or any increase in the Company's use of employees (rather than the services of independent contractors provided by third parties) to perform Field Specialist services domestically, in each case in whole or in part, could have a material adverse effect on the Company or its performance or condition (including its assets, business, clients, capital, cash flow, credit, expenses, financial condition, income, legal costs liabilities, liquidity, locations, marketing, operations, prospects, sales, strategies, taxation or other achievement, results or condition), whether actual or as planned, intended, anticipated, estimated or otherwise expected. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Legal Matters, below.

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

Peter W. Brown was appointed as a Director on the SGRP Board as of May 3, 2018, replacing Mr. Robert G. Brown upon his retirement from the Board and Company at that date.  He is not considered independent because Peter Brown an affiliate and related party in respect of SGRP and was proposed by Mr. Robert G. Brown to represent the Brown family interests.  He worked for and is a stockholder of SAS (see above) and certain of its affiliates, he is the nephew of Mr. Robert G. Brown (a current significant stockholder of SGRP and SGRP's former Chairman and director), he is a director of SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation and SGRP subsidiary ("SPAR BSMT") and owns Earth Investments LLC, ("EILLC"), which owns 10% interest in the SGRP's Brazilian subsidiary.

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

On August 10, 2019, NMS, to protect continuity of its Field Specialist nationwide, petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "NMS Chapter 11 Case"), and as a result, the claims of NMS' creditors must now generally be pursued in the NMS Chapter 11 Case.  On August 11, 2019, NSRS and Mr. Burdekin also filed for reorganization in the NMS Chapter 11 Case NMS is part of the consolidated Company.  Currently the Company believes that the NMS Chapter 11 Case is not likely to have a material adverse effect on the Company, and the Company's ownership of and involvement in NMS is not likely to change as a result of the NMS Chapter 11 Case or any resulting NMS reorganization.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

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

Mr. Juan F. Medina Domenzain ("JFMD"), partner in SPAR Todopromo, leased a warehouse to SPAR Todopromo. The lease expires on December 31, 2020.

SPAR Brasil Serviços de Merchandising e Tecnologia S.A., a Brazilian corporation ("SPAR BSMT is owned 51% by the Company, 39% by JK Consultoria Empresarial Ltda.-ME, a Brazilian limitada ("JKC"), and 10% by Earth Investments, LLC, a Nevada limited liability company ("EILLC").

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Summary of Certain Related Party Transactions:

The following costs of affiliates were charged to the Company (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Services provided by affiliates:
Field merchandiser and other expenses (SBS)*	$-	$6,561	$-	$13,290
Field administration and other expenses (SAS)*	-	1,113	-	2,262
National Store Retail Services (NSRS)	260	-	385	-
Office lease expenses (RJ Holdings)	97	143	199	285
Office and vehicle lease expenses (MPT)	16	6	32	25
Vehicle rental expenses (MCPT)	297	118	587	457
Office and vehicle rental expenses (MHT)	68	9	132	62
Consulting and administrative services (CON)	37	56	74	115
Legal Services (KMSA)	21	28	43	54
Warehousing rental (JFMD)	12	12	24	24

Total services provided by affiliates	$808	$8,046	$1,476	$16,574

*	Includes substantially all overhead (in the case of SAS and SBS), or related overhead, plus any applicable markup. The services provided by SAS and SBS were terminated as of July 2018.

Due to affiliates consists of the following (in thousands):	June 30,	December 31,
	2019	2018
Loans from local investors:(1)
Australia	$428	$226
Mexico	1,001	1,001
Brazil	139	139
China	1,803	2,130
South Africa	618	618
Resource Plus	531	531
Total due to affiliates	$4,520	$4,645

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

In addition to those required periodic premiums, Affinity also requires payment of cash collateral deposits ("Cash Collateral"), and Cash Collateral amounts are initially determined and from time to time re-determined (upward or downward) by Affinity. From 2013 through August 1, 2018, SAS deposited Cash Collateral with Affinity that now totals approximately $965,000; approximately $379,000 of that Cash Collateral was allocable to SBS and approximately $296,000 of that Cash Collateral was allocable to SMF and the balance of approximately $290,000 was allocated to other affiliates of the Company. The $379,000 Cash Collateral deposits allocable to SBS were paid by SAS on behalf of SBS, SAS received advances to make such payments from SBS, and SBS in turn received advances to make such payments from SMF. The SGRP Claims for this debt in the SBS Chapter 11 Case were settled at a substantial discount as part of the overall Settlement Agreement.  See Note 8 to the Company's Consolidated Financial Statements, Commitments and Contingencies - Legal Matters -  SBS Bankruptcy and Settlement -- Settlement Agreement below)  The Cash Collateral deposits allocable to SMF have been paid by SAS on behalf of SMF, and SAS received advances to make such payments from SMF. At the time those advances were requested by Mr. Brown be made by the Company to SAS and SBS, they were not specifically disclosed by Mr. Robert G. Brown (then SGRP executive Chairman), Mr. William H. Bartels (SGRP Vice Chairman then and now) or Mr. James R. Segreto (Chief Financial Officer), to or approved by the Audit Committee or Board (as a related party transaction or otherwise), and at the time Mr. Brown and Mr. Bartels were the sole owners and executives of SAS and SBS. In addition to funding such Cash Collateral, the Company believes that it has provided (after 1999) all of the funds for all premium payments to and equity investments in Affinity and that the Company may be owed related amounts by SAS, SBS and their affiliates.

The Company also has advanced money to SAS to prepay Affinity insurance premiums (which in the case of workers compensation insurance are a percentage of payroll). The Company had advanced approximately $226,000 to SAS for the 2019-2020 Affinity plan year based on estimates that assumed SBS and SAS would be providing services to the Company for the full plan year. However, the Company terminated their services at the end of July 2018 therefore, that insurance was required for only one month's payroll. Upon completion of the Affinity audit for the Affinity 2018-2019 plan year, the Company anticipates that SAS will receive a premium refund from Affinity of approximately $150,000 and will be obligated to repay that amount to the Company.

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

SMF had been in negotiations with SBS and SAS (respectively represented by Robert G. Brown and William H. Bartels, who together own over 59% of SGRP's common stock) since November 2017 for reimbursement and security agreements to document and secure those advances and repayment obligations, which advances total approximately $901,000 ($675,000 Cash Collateral and $226,000 for insurance premium advance) . Although SBS and SAS had orally accepted those agreements in principal, the negotiations have recently broken down over their refusal to allow enforceable first priority security interests in the Cash Collateral and SAS's policies with and equity interests in Affinity, as well as their demands for post-termination payments and offsets potentially larger than the Cash Collateral. As a result the Company has recorded a reserve for the full $901,000 in such receivables in 2018.  The Company is exploring its legal options for recovering the Affinity Returns from SAS and SBS. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies, below.

The SGRP Claims for this debt in the SBS Chapter 11 Case were settled at a substantial discount as part of the overall Settlement Agreement.  See Note 8 to the Company's Consolidated Financial Statements, Commitments and Contingencies - Legal Matters - SBS Bankruptcy and Settlement -- Settlement Agreement below).

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

SGRP's certificate of incorporation authorizes it to issue 3,000,000 shares of preferred stock with a par value of $0.01 per share (the "SGRP Preferred Stock"), which may have such preferences and priorities over the SGRP Common Stock and other rights, powers and privileges as the Company's Board of Directors may establish in its discretion from time to time. The Company has created and authorized the issuance of a maximum of 3,000,000 shares of Series A Preferred Stock pursuant to SGRP's Certificate of Designation of Series "A" Preferred Stock (the "SGRP Series A Preferred Stock"), which have dividend and liquidation preferences, have a cumulative dividend of 10% per year, are redeemable at the Company's option and are convertible at the holder's option (and without further consideration) on a one-to-one basis into SGRP Common Stock. The Company issued 554,402 of SGRP shares to affiliated retirement plans, which were all converted into common shares in 2011 (including dividends earned thereon), leaving 2,445,598 shares of remaining authorized preferred stock. At June 30, 2019, no shares of SGRP Series A Preferred Stock were issued and outstanding.

7.	Stock-Based Compensation and Other Plans

At the 2019 Annual Meeting, the Corporation's stockholders were asked to ratify and approve the 2019 Amendment to the 2018 Stock Compensation Plan of SPAR Group, Inc. (the "2019 Plan Amendment") in order to amend and extend the Original 2018 Plan (as so amended and extended, the "2018 Plan") to (i) extend the term of the Original 2018 Plan from the 2019 Plan Amendment Effective Date through May 31, 2020 (the "19-20 Period"), and (ii) provide for a total of 500,000 shares of SGRP's common stock available for future Awards during the 19-20 Period (the "19-20 Maximum") under the 2018 Plan (as amended and extended). The 2019 Plan Amendment would not have otherwise changed the Original 2018 Plan. Under the 2018 Original Plan as amended and extended ("2018 Plan"), the Corporation (through its Compensation Committee) may from time to time grant restricted SGRP Shares, stock options to purchase SGRP Shares (either incentive or nonqualified), and restricted stock units, stock appreciation rights and other awards based on SGRP Shares (collectively, "Awards") to SGRP Directors and the Company's specified executives, employees and consultants providing services to the Company. A copy of the 2019 Plan Amendment was attached to this Proxy Statement and incorporated therein by reference.

The Corporation's Board of Directors (the "Board") on April 22, 2019, authorized and approved the 2019 Plan Amendment to be submitted to the Corporation's stockholders for ratification and approval.

However, the following votes were received at the 2019 Annual Meeting from the stockholders by ballot for the proposal to approve the 2019 Amendment to the 2018 Stock Compensation Plan, and accordingly such amendment (i.e., the 2019 Plan) was not approved:

For	Against	Abstain

315,359	13,987,924	3,712

As of April 22, 2019, there were Awards representing 585,000 shares of SGRP's Common Stock that had been granted under the Original 2018 Plan (565,000 of which remained outstanding), and Awards representing 3,044,927 shares of SGRP's Common Stock outstanding under the 2008 Plan.  Awards representing 15,000 shares of SGRP's Common Stock remained available for grant under the Original 2018 Plan prior to the 2019 Plan Amendment Effective Date. After May 31, 2019, the 2018 Plan ended and no further grants can be made under the 2018 Plan respecting such 15,000 shares of SGRP's Common Stock.

The Company recognized $66,000 and $36,000 in stock-based compensation expense relating to stock option awards during the three month periods ended June 30, 2019 and 2018, respectively.  The tax benefit available from stock based compensation expense related to stock option during both the three months ended June 30, 2019 and 2018 was approximately $17,000 and $14,000 respectively. The Company recognized $96,000 and $52,000 in stock-based compensation expense relating to stock option awards during the six month periods ended June 30, 2019 and 2018, respectively.  The tax benefit available from stock based compensation expense related to stock option during both the six months ended June 30, 2019 and 2018 was approximately $24,000 and $30,000 respectively. As of June 30, 2019, total unrecognized stock-based compensation expense related to stock options was $399,000.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

During the three months ended June 30, 2019 and 2018, the Company recognized approximately $3,000 and $6,000, respectively of stock based compensation expense related to restricted stock.  The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended June 30, 2019 and 2018 was approximately $1,000 and $12,000, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized approximately $4,000 and $12,000, respectively of stock based compensation expense related to restricted stock.  The tax benefit available to the Company from stock based compensation expense related to restricted stock during the three months ended June 30, 2019 and 2018 was approximately $1,000 and $5,000, respectively. As of June 30, 2019, total unrecognized stock-based compensation expense related to unvested restricted stock Awards was $1,000.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

As part of the Settlement of the Actions, the parties to the Actions executed a Limited Mutual Release Agreement limited to the Actions and subject to specific exclusions (the "Delaware Releases") and the parties to the Actions mutually agreed upon Stipulations of Dismissal ending those actions without prejudice and without admission or retraction of any fact cited therein, and the parties caused them to be filed with the Court on January 18, 2019.

The Delaware Releases are limited to matters related to those actions described therein and subject to specific exclusions, and the parties expressly preserved all unrelated actions and claims.  Accordingly, there remain a number of unresolved claims and actions (each a "Non-Settled Matter") between the Company and the following Related Parties (as defined below), including (without limitation), post termination claims by and against SPAR Business Services, Inc. (which is now in a voluntary bankruptcy proceeding in Nevada), and SPAR Administrative Services, Inc., the lawsuit by SPAR InfoTech, Inc., against the Company, and the Bartels Advancement Claim and the claim by Mr. Brown for a similar advancement (see Advancement Claims, below).

Post-Settlement Disputes Involving Board Independence.

Robert G. Brown Demands Directors Either Support His Positions or Resign

The co-founders of SPAR Group, Inc. ("SGRP" and, together with its subsidiaries, the "Company"), Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders of SGRP. Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired), and Mr. Bartels is Vice Chairman and a director and officer of SGRP.  Together Mr. Brown and Mr. Bartels (the "Majority Stockholders") beneficially own as a group a total of approximately 57.6% (or 12.0 million shares) of SGRP's common stock (the "SGRP Common Stock").

On July 10, 2019, Mr. Robert G Brown wrote in an email communication to Arthur B. Drogue, an independent director and Chairman of the SGRP Board, to which he copied Mr. Bartels, Mr. Peter W. Brown and Mr. Jeffery Mayer (each a director), expressing Mr. Brown's concerns with the positions of certain of SGRP's directors (the "July 10 Email"), including the independent directors.  The concerns listed in the July 10 Email include SGRP's: (1) initiation of the legal proceedings to maintain the independence of the Board and which lead to the Delaware Settlement (as defined below); (2) opposition to the terms and conditions of the reorganization of SPAR Business Services, Inc., a Nevada corporation formerly known as SPAR Marketing Services, Inc. ("SBS"), that the Board and management of SGRP deemed to be unfavorable to SGRP and its stockholders without appropriate settlement terms and releases (See SGRP's Current Report on Form 8-K as filed with the SEC on August 8, 2019, respecting the negotiated SBS bankruptcy settlement); (3) opposition to the election or appointment of director candidates to the Board whom the independent directors deemed not independent under applicable NASDAQ and SEC rules, including opposing the nomination of Mr. Panos Lazaretos, a long-time associate of the Majority Stockholders and the Majority Stockholders' preferred director candidate (see Search for a Replacement Independent Director, below); and (4) refusal to reimburse the alleged expenses of entities owned by, or affiliated with, the Majority Stockholders, that have not been approved by the Audit Committee and SGRP's management (collectively, the "Brown Demands").  Mr. Bartels has since repeated several of the Brown Demands.   Mr. Brown further demanded in the July 10 Email that the directors change their positions and accept the Brown Demands or resign.  The Company believes that neither the acquiescence to the Brown Demands nor the resignations of directors who oppose the Brown Demands would be in the best interests of SGRP and all of its stockholders.  The foregoing description of the July 10 Email is qualified in its entirety by reference to the July 10 Email filed with this Current Report on Form 8-K (this "Report") as Exhibit 99.1, which is incorporated herein by reference.

Background:  Recent Actions of the Majority Stockholders and their Control Group

On June 1, 2018, June 29, 2018, July 5, 2018, August 6, 2018 and January 25, 2019, the Majority Stockholders each filed an amended Schedule 13D with the Securities and Exchange Commission (the "SEC"), in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters", including various listed items. Pursuant to those Schedule 13D filings, the Majority Stockholders have acted as a control group and adopted written consents to unilaterally, and without the participation of SGRP's Board of Directors (the "Board"), Governance Committee or other stockholders, endeavoring to: approve the selection, appointment and election of Mr. Jeffrey A. Mayer as a director of SGRP; remove Lorrence T. Kellar as an independent director of SGRP; and change SGRP's By-Laws in order to (among other things) remove authority from the Board through new supermajority requirements and stockholder only approvals (the "Proposed Amendments"), which the Governance Committee believed weakened the Board's independence, and which were contested by SGRP and ultimately concluded in a negotiated settlement that included Mayer's appointment, Mr. Kellar's forced retirement, and the adoption of SGRP's Amended and Restated By-Laws on January 18, 2019 (the "Delaware Settlement"). See PART II, Item 1 -Legal Proceedings - RELATED PARTIES AND RELATED PARTY LITIGATION, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

In the Delaware Settlement, the parties agreed to amend and restate SGRP's By-Laws (the "2019 Restated By-Laws") with negotiated changes to the Proposed Amendments that preserved the current roles of the Governance Committee and Board in the location, evaluation, and selection of candidates for director and in the nominations of those candidates for the annual stockholders' meeting and appointment of those candidates to fill Board vacancies (the "Nomination Process") other than those under a stockholder written consent making a removal and appointment, which is unchanged).

Prior to SGRP's 2019 annual stockholders' meeting (the "2019 Annual Meeting"), Jack Partridge, an independent director of SGRP, retired effective as of the close of business on May 15, 2019. Mr. Partridge indicated that he was prepared to serve on the Board for another year, but based on Mr. Partridge's discussions with Mr. Bartels and the preliminary vote totals (including Mr. Brown's votes), Mr. Partridge believed that the Majority Stockholders would vote "against" him, so he elected to retire before the 2019 Annual Meeting. Following the departure of Messrs. Kellar and Partridge, SGRP had two fully independent directors, Arthur B. Drogue and R. Eric McCarthey. Jeffery Mayer is also considered independent except for related party matters.

Threatened Removal of Arthur B. Drogue as a Director

On July 12, Mr. Brown sent in an email communication to Mr. Drogue, with a copy to Mr. Bartels, a draft Amendment No. 5 to Schedule 13D from Mr. Brown (the "Draft Schedule 13D")that indicated the Majority Stockholders intended to deliver a written consent action to SGRP resolving to remove Mr. Drogue from the Board.  The foregoing description of the Draft Schedule 13D is qualified in its entirety by reference to the Draft Schedule 13D filed with this Report as Exhibit 99.2, which is incorporated herein by reference.  In addition to the July 10 Email and the Draft Schedule 13D, Mr. Drogue engaged in various telephonic conversations with the Majority Stockholders in connection with the matters described in the July 10 Email and the Draft Schedule 13D where he reiterated his position and the position of the independent directors that the Board was acting, and would continue to act, in the best interests of SGRP and all of its stockholders, including by maintaining a majority independent Board, as required by applicable NASDAQ and SEC rules and by refusing to pay expenses for affiliates of the Majority Stockholders when the payment of those expenses were not approved by management and the Audit Committee and were not in the best interests of SGRP and its stockholders.

During such conversations, the Majority Stockholders said that Mr. Drogue and any other directors of SGRP who have not been complying with the Brown Demands would need to acquiesce to the Brown Demands or resign from the Board.

In response to the July 10 Email, the Brown Demands and the Draft Schedule 13D, Mr. Drogue sent an email, dated July 24, 2019, to Mr. Bartels (the "Response to Brown Demands") outlining the reasons the recent actions taken, and proposed to be taken, by the Majority Stockholders are not in the best interests of all SGRP stockholders, and Mr. Drogue further indicated that he would not comply with the Brown Demands and would not resign.  The foregoing description of the Response to Brown Demands is qualified in its entirety by reference to the Response to Brown Demands filed with this Report as Exhibit 99.3, which is incorporated herein by reference.

After Mr. Drogue sent the Response to Brown Demands, he received an email correspondence from Mr. Bartels on August 5, 2019, dated August 3, 2019, in which Mr. Bartels reiterated certain of the Brown Demands and that the Majority Stockholders have the right to remove any director (the "August 3 Email").  The August 3 Email: (1) erroneously indicates that certain NASDAQ independence and director nomination rules do not apply to SGRP (incorrectly citing an exception applicable to underwritings, senior debt and the like); (2) reiterates the view of the Majority Stockholders that Mr. Lazaretos meets NASDAQ and SEC independence requirements and should be immediately appointed to the Board (see Search for a Replacement Independent Director, below); and (3) reminds Mr. Drogue of the right of the Majority Stockholders to remove directors at any time and for any reason.  The foregoing description of the August 3 Email is qualified in its entirety by reference to the August 3 Email  filed with this Report as Exhibit 99.4, which is incorporated herein by reference.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Failure to Maintain a Majority of Independent Directors on the Board; Failure to Comply with NASDAQ Audit Committee Composition Requirements

The Board currently has only two independent directors and one director classified as independent on all but related party matters out of six (resulting from Jack W. Partridge's May 2019 forced retirement), which is less than a majority of the current Board.  If Mr. Drogue is removed or resigns, the Board would only have one independent director out of five.  SGRP's Audit Committee, Compensation Committee, Governance Committee and Special Committee would continue to consist of one independent director until the Governance Committee and the Board secure duly qualified independent director candidates to replace Messrs. Partridge and Drogue.  The current composition of the Board and its Audit Committee, Compensation Committee and Governance Committee is in violation of the NASDAQ rules and such committees' respective charters.

Despite the actions of the Majority Stockholders, the Board and the Governance Committee have determined that the Board should always have a majority of independent directors as required by NASDAQ and the SEC.  The Board and Governance Committee have continued to follow the Nomination Process and search for an independent director replacement for Mr. Partridge.  SGRP's Statement of Policy Regarding Director Qualifications and Nominations dated as of May 18, 2004, requires that (among other things) that a majority of the directors of the Board, and all of the members of its Audit Committee, Compensation Committee and Governance Committee, be independent directors.

Additionally, NASDAQ Listing Rule 5605(b)(1) requires a majority of the board of directors of a listed company to consist of independent directors, as defined in Rule 5605(a)(2), and NASDAQ Listing Rule 5605(c)(2) requires the audit committee of a listed company to be composed of at least three members, all of whom must be independent (together, the "Board Independence Rules").  When similar circumstances occurred last year in connection with the forced retirement of Lorrence Kellar, SGRP received a notification letter from NASDAQ dated December 13, 2018, stating that SGRP no longer complied with NASDAQ's Board Independence Rule and had approximately 30 days to regain compliance with the NASDAQ Listing Rules.

On July 24, 2019, SGRP received a phone call from a NASDAQ representative expressing concern with respect to (1) the Board's lack of independence following Mr. Partridge's forced retirement; (2) the number of independent directors serving on the Audit Committee, Compensation Committee and Governance Committee (which, as of July 24, 2019, was two members on each such committee); and (3) the independence of Mr. Lazaretos, who, along with several other director candidates, is currently under review by the Governance Committee.

On July 25, 2019, SGRP received a letter from NASDAQ notifying SGRP that it was not in compliance with the Board Independence Rules and that SGRP has until the earlier of: (1) the next annual stockholders' meeting of SGRP or May 15, 2020, or (2) November 11, 2019, if the next annual stockholders' meeting is held before November 11, 2019 (the "Board Independence Deadline").  Accordingly, the forced retirement of Mr. Partridge and the threatened removal of Mr. Drogue, in each case directly resulting from the actions of the Majority Stockholders, may cause SGRP to be delisted by NASDAQ for failing to adhere to the Board Independence Rules.

The independent directors of the Board and the management of SGRP believe that if Mr. Drogue is ultimately removed from the Board and the directors selected for nomination and election by the Majority Stockholders comprise a majority of the Board, the newly constituted and potentially non-independent Board may cause NASDAQ to reconsider and escalate its deadline for corrective action by the Company and proceed with delisting SGRP for failure to comply with the Board Independence Rules (as defined below).

Search for a Replacement Independent Director

Even before Mr. Partridge's forced retirement, the Majority Stockholders lobbied (and have continued to lobby) the Board to add Mr. Lazaretos, a resident of Greece, as a director of SGRP.  Mr. Lazaretos has been associated with the Majority Stockholders since 2000 when he first worked for SGRP.  He has since provided services to SPAR Infotech, Inc. ("Infotech"), which is owned by Mr. Brown, and the costs of those services were included in Infotech's lawsuit against SGRP respecting "alleged" unreimbursed expenses in the acquisition of a Brazil subsidiary.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

At and since the May Board meeting, SGRP's Governance Committee has insisted on following the Nomination Process agreed to in the Delaware Settlement to fill the vacancy created by Mr. Partridge's forced retirement.  Mr. Brown and Mr. Bartels have repeatedly tried to circumvent the agreed upon Nomination Process to immediately put Mr. Lazaretos on the Board. Mr. Bartels unilaterally invited Mr. Lazaretos to the May Board meeting before Mr. Partridge's forced retirement and sought to have Mr. Lazaretos appointed to the Board immediately.  Additionally, Mr. Brown generally has been copying Mr. Lazaretos on his emails to the Board and its committees.

Complying with the stockholder approved Nomination Process, SGRP's Governance Committee has recently conducted a search and evaluation for a new independent director to replace Mr. Partridge. Of the four finalists, two candidates were recommended by the Majority Stockholders (including Mr. Lazaretos), and two candidates were identified by an independent, third-party executive search firm (the "Independent Search Firm").  An outside evaluation conducted by the Independent Search Firm found Mr. Lazaretos to be unqualified to be a public company director and that other identified director candidates under consideration by the Governance Committee were better qualified to serve as directors of SGRP.  An independent Delaware law firm (the "Delaware Law Firm") has determined that Mr. Lazaretos does not satisfy the NASDAQ, SEC and Delaware independence requirements. Pursuant to its authority under SGRP's governing documents, SGRP's Governance Committee has determined that Mr. Lazaretos does not qualify as an independent director, based on feedback from references, Management, the Delaware Law Firm, and its own evaluations and determinations respecting compliance with applicable SEC and NASDAQ independence and other standards.

However, the Majority Stockholders continue to insist upon the immediate appointment of Mr. Lazaretos as a director.  In fact, on August 8, 2019, Mr. Bartels sent an email to Mr. Drogue attaching an unauthorized and unsolicited draft press release announcing the appointment of Mr. Lazaretos as a director, which has not happened (the "Draft Press Release").  The Draft Press Release repeatedly refers to Mr. Lazaretos as an independent director, despite (1) the contrary determinations made by the Delaware Law Firm and the Governance Committee and (2) the initial verbal indications from SGRP's contact person at NASDAQ that Mr. Lazaretos may not be viewed by NASDAQ as independent.

 SGRP's Governance Committee believes that if the Majority Stockholders put Mr. Lazaretos on the Board through a written consent action (which is within their rights), the Board size would have to be increased (requiring stockholder approval) and additional independent directors would need to be added to satisfy the Board Independence Rules.

Although the Majority Stockholders can eventually appoint a director on the Board through their right to act by written consent, they cannot determine independence.  Only the Governance Committee can determine independence under the NASDAQ rules and SGRP's governing documents.  The most recent amendments to SGRP's governing documents were agreed to by the Majority Stockholders in the Delaware Settlement and continued the Nomination Process (including the continuation of the Governance Committee's authority to identify, select and nominate qualified director candidates).

SGRP's Governance Committee currently plans to submit a final nominee to the full Board later this month, and it will be arranging candidate interviews at its upcoming meeting on August 15, 2019.  SGRP intends to submit to NASDAQ documentation, including biographies of any new directors, evidencing compliance with the Board Independence Rules no later than the Board Independence Deadline.

In the event SGRP does not regain compliance with the Board Independence Rules by the Board Independence Deadline, or if more independent directors are removed, or if more non-independent directors are added, NASDAQ may delist SGRP's securities before the Board Independence Deadline.  Repeated violations or intentional violations by the Majority Stockholders could lead to an accelerated or immediate delisting by NASDAQ.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Risks of a NASDAQ Delisting and Penny Stock Trading

There can be no assurance that SGRP will be able to correct the current or any future NASDAQ rule deficiencies described herein, or that if timely corrected, SGRP will be able to comply in the future with such NASDAQ rules.  If SGRP fails to gain compliance with or further breaches such NASDAQ rules, NASDAQ may commence delisting procedures against SGRP (during which SGRP may appeal the delisting determination based on the current breach to a NASDAQ hearings panel).  Repeated violations or intentional violations by the Majority Stockholders could lead to an accelerated or immediate delisting.  If shares of SGRP Common Stock are ultimately delisted by NASDAQ, the market liquidity of the SGRP Common Stock could be adversely affected and its market price could decrease, even though such shares may continue to be traded over-the-counter, due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

SBS Bankruptcy and Settlement

On August 6, 2019, SPAR Group, Inc. ("SGRP", the "Corporation" or the "Registrant"), and its subsidiaries SPAR Marketing Force, Inc., a Nevada corporation ("SMF"), and SPAR Assembly & Installation, Inc., f/k/a SPAR National Assembly Services, Inc., a Nevada corporation ("SAI", and collectively with SGRP and SMF, the "SGRP Parties"), submitted in the SBS Chapter 11 Case (as defined below) in the U.S. District for Nevada their Compromise and Settlement Agreement with SPAR Business Services, Inc., a Nevada corporation formerly known as SPAR Marketing Services, Inc., debtor and debtor-in-possession ("SBS"), and  SBS, LLC, a Nevada limited liability company "SBS LLC" and together with SBS, the "SBS Parties").  SGRP and its subsidiaries may be referred to as the "Company" and file reports on a consolidated basis with the Securities and Exchange Commission ("SEC").

On August 6, 2019, with the support of (among others, the Clothier and Rodgers plaintiffs and the Company), the Court approved the Settlement Agreement and the SBS Reorganization pursuant to the SBS Plan (as all such terms are defined below).

Background: Recent Actions of the Majority Stockholders and their Control Group

The co-founders of SGRP, Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders of SGRP. Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired), and Mr. Bartels is Vice Chairman and a director and officer of SGRP.  Together Mr. Brown and Mr. Bartels (the "Majority Stockholders") beneficially own, as a group, a total of approximately 57.6% (or 12.0 million shares) of SGRP''s common stock (the "SGRP Common Stock"). On June 1, 2018, June 29, 2018, July 5, 2018, August 6, 2018 and January 25, 2019, the Majority Stockholders each filed an amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a ''group'' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters", including various listed items. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Related Parties and Related Party Litigation and SBS Bankruptcy, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019.

The Company executes its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and substantially all of the Field Administrators are in turn employed and supplied by other independent third parties. The Company believes that high quality Field Administrator performances are essential to the effective delivery and performance of their services by the Field Specialists.

SBS provided the services of Field Specialists from time to time to the SMF and SAI, and SBS is an affiliate of and related party to the Company, but SBS is not under the control of or part of the consolidated Company and has not provided services or been a vendor to the Company Parties since August 2018 (when SBS' termination by the Company took effect).  SBS is an affiliate of and a related party to the Company because it is owned by an entity owned and controlled by Robert G. Brown and prior to December 2018 was owned by Robert G. Brown and William H. Bartels.

SPAR Administrative Services, Inc. ("SAS"), provided under contract the services of Field Administrators from time to time to SMF and SAI, and SAS is an affiliate of and related party to the Company, but SAS is not under the control or part of the consolidated Company and has not provided services or been a vendor to the SGRP Parties since August 2018 (when SAS' termination by the Company took effect).  SAS is an affiliate of and a related party to the Company because it is owned by William H. Bartels and entities owned and controlled by family members of Robert G. Brown and prior to January 1, 2015, was owned by Robert G. Brown and William H. Bartels.

In terminating SBS and SAS and engaging a new independent vendor to provide the same services, the Company has saved approximately $900,000 per year.  For services previously provided by SBS and SAS to SMF and SAI, see Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Related Party Services, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019.

SBS Bankruptcy

The Company received no services from SBS after the Company's termination of SBS' services took effect in August 2018.  Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, SBS continued to claim that the Company was somehow liable to reimburse SBS for its expenses in those proceedings.  The Company does not believe there is any basis for such claims and would defend them vigorously. The Company anticipated that SBS would use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of its post-termination expense and other claims ("SBS Claims").

On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "SBS Chapter 11 Case"), so the pre-petition claims of SBS' creditors then had to be made in the SBS Chapter 11 Case.  See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019.

Accordingly, the Company’s management ("Management") recommended, and the Audit Committee agreed, that it would be in the best interest of all stockholders of the Company to submit the SGRP and SMF claims against SBS in the SBS Chapter 11 Case in order to preserve their value (including as an offset against the SBS Claims), particularly since those claims against SBS exceed amounts potentially owed to SBS.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

A review of SBS' previous filings in the SBS Chapter 11 Case shows that SBS has listed the Company as a contingent, unliquidated, disputed creditor, but in its most recently filed amended reorganization plan in the SBS Chapter 11 Case, SBS reflected an unspecified receivable in the amount of $300,000 due from the Company, which alleged claim was to be excluded from the assets available to creditors and retained by SBS to pursue after plan confirmation.

On March 18, 2019, the Company filed claims in the SBS Chapter 11 Case seeking reimbursement for $378,838 for SMF's funding of the Affinity Security Deposits and $12,963 for SMF's funding of the field payment checks that would have otherwise bounced, and $1,839,459 for indemnification of SGRP for the Clothier settlement (see below) and legal costs and an unspecified amount for indemnification of SGRP for the Hogan action (see Note 8 to the Company's Consolidated Financial Statements, Commitments and Contingencies - Legal Matters - SBS Clothier Litigation, below) in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019, and other to be discovered and identified claims (the "SGRP Claims").

Settlement Agreement

Management recommended, and the Audit Committee agreed, that it would be in the best interest of all stockholders to oppose SBS's proposed reorganization unless a reasonable settlement could be reached, and that any settlement should include a reasonable disposition of the SGRP Claims and mutual releases of all other claims.  After extensive negotiation between the SBS Parties and the SGRP Parties, the SBS Parties and the SGRP Parties entered into the Compromise and Settlement Agreement dated as of July 26, 2019, and signed and released over the succeeding weekend (the "Settlement Agreement").

The Settlement Agreement provides for a mutual release of claims (including the SBS Claims and the SGRP Claims), except for the following:

(i)

Subject to plan confirmation, SBS will pay to the applicable SGRP Parties the SGRP Claims (before discount, $2,231,260) discounted to their pro rata share (among all creditors of the same class) of the New Value Contribution (after discount, est. $111,563) and of the Settlement Contribution in twenty-four (24) equal monthly amounts (after discount, est. $61,370), starting January 2020 and without any interest (collectively, the "Discounted Claim Payments").

(ii)	SMF will pay to SBS the Proven Unpaid A/R upon its determination (as described below).

The Discounted Claim Payments reflect a substantial discount (92%) over the total SGRP Claims, do not bear interest, are unsecured, and are dependent on the success of the reorganized SBS business (as to which the Company expresses no opinion),

In the Settlement Agreement, the parties agreed to have Rehmann Robison, a financial and accounting services firm, independently determine, based on parameters set forth in the Settlement Agreement: (i) whether SMF paid all amounts for allowable reimbursable expenses (net of all applicable credits) that were properly invoiced to SMF and the amounts of allowable reimbursable expenses that (x) were paid to vendors for expenses by SBS in 2018 for allowable reimbursable expenses (net of all applicable credits) and not paid to SBS by SMF and (y) should have been invoiced but were not invoiced to SMF and (ii) the amount put into the SBS payroll accounts, including the payments for the amounts due to SBS for the independent contractors ("IC's") (which, following the 2017 methodology of the SBS controller, includes both the net amount to be paid by SBS to the IC's and the amount to be withheld by SBS from the payments to the IC's for workman's compensation and liability insurance), plus the mark-up of 2.9638% to SBS for 2018. Rehmann Robison will use the parameters identified in Schedule 3(c) [t]hereto. See Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Related Party Services, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019. To the extent Rehmann Robison determines that any such net allowable reimbursable expenses were not paid and are still owed to SBS ("Proven Unpaid AR"), the parties will accept the determination of Rehmann Robison as final and binding.

In the Settlement Agreement, the SGRP Parties agreed to withdraw their opposition to the SBS reorganization and vote in favor of SBS' First Amended Chapter 11 Plan of Reorganization, as amended by the Settlement Agreement (the "SBS Plan").

The Company believes the financial impact of the Settlement Agreement is immaterial since the SGRP Claims already have been all expensed or reserved, and there can be no assurance that the Discounted Claim Payments will ever be received by the Company (particularly if the reorganized SBS business does not succeed).  However, the Company believes that the mutual releases in the Settlement Agreement provide valuable relief from potential future claims and litigation by SBS respecting the Company's past involvement with SBS.

SBS Reorganization

The SBS Plan generally does not describe the intended business of how, or manner in which, SBS intends to operate after its reorganization (if approved) (the "SBS Reorganization").  Those descriptions are contained in various disclosure documents, the most recent of which is Robert G. Brown's sworn Declaration of Robert G. Brown In Support of Debtor's Brief In Support Of Confirmation Of First Amended Chapter 11 Plan Of Reorganization And Final Approval Of Accompanying Disclosure Statement; And Omnibus Reply To Objections dated July 29, 2019 (the "Declaration").

On August 6, 2019, with the support of (among others, the Clothier and Rodgers plaintiffs and the Company, the Court approved the Settlement Agreement and the SBS Reorganization pursuant to the SBS Plan.

In paragraphs 4 and 15 of his Declaration cited below, Robert G. Brown, under penalty of perjury, described key elements of his plan for the intended business of how, and manner in which, SBS intends to operate after the SBS Reorganization.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Potential Competition from and Confusion respecting SBS

"              4.             Business segment. SBS is a business to business company using Independent Contractors ("IC's"). The SBS services are referred to as merchandising and the IC's, merchandisers. SGRP was a customer of SBS obtaining clients (e.g., Client names omitted by the Company due to SGRP's confidentiality obligations to such Clients) and then SGRP subcontracted client work to SBS. SGRP as the customer was responsible for administrating the IC's (which they did through SPAR Administrative Services, Inc. ("SAS") instead of hiring their own employees), handling payroll, obtaining clients, providing working capital and recruiting merchandisers. SBS will continue to provide the services SBS offered to SGRP and SBS's customers will be responsible for what SGRP was responsible for."

The Declaration indicates that SBS' clients will provide their own Field Administrators to schedule and administer the SBS' Field Specialists, but does not specify who would provide the Field Administrators to SBS' clients if not internally provided by the client.  Internal provision by the ultimate clients of Field Administrators was not SBS' previous model and is not industry practice.  The Company believes that SAS has had no Field Administrators since August 2018 and was not named by SBS as a possible supplier.  However, SAS is a member of Affinity Insurance Ltd. ("Affinity"), while SBS is not an Affinity member, and the Declaration implies that the necessary workers compensation and liability insurance will be provided by SBS through SAS and Affinity to SBS' Field Specialists, which may put the Affinity security deposit repayments owed to SMF by SAS at further risk.  See Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions – Affinity Insurance, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019.

Assuming SBS is successful in its reorganized business model (as to which the Company expresses no opinion), SBS will likely be competing (at least in part) with the Company respecting (i) the provision of field merchandising services directly to the Company's clients and (ii) the provision of Field Specialists to competitors of the Company to use in the provision of field merchandising services in competition against the Company.

SBS has the unlimited right to use the SPAR name in the United States under a perpetual royalty free license, whether or not in competition with the Company.    See Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions – Other Related Party Transactions and Arrangements, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019.

Assuming SBS continues to use the SPAR name in its reorganized business (and the Company believes it will do so), there will be great potential for confusion with the services marketed and provided by the Company's domestic subsidiary "SPAR Marketing Force, Inc."  In at least 40 places in the Declaration, Mr. Brown implies a relationship with the SPAR Group (SGRP) or its people, know how or technology.  This potential for confusion will be even greater if any of SBS' directors are involved with SBS (see below) after its reorganization.

Potential Involvement of SGRP Directors in Reorganized SBS

“              15.           Management.  In addition to me (who will work without compensation) SBS will work with experienced executives in IT, sales, field operations and administration for a share of profits and/or equity. These include Brown, Pat Franco, Bill Bartels, Peter Brown and the others with similar experience. Franco has over 30 years' experience in technology and merchandising.  . . . Bartels is Vice Chairman and most senior sales person at SGRP responsible for over 70% of the current SGRP US revenue from clients and acquisitions. Bartels will help with the initial customer contacts while keeping the SGRP board fully apprised of his work and the work of SBS.  Peter Brown worked for SPAR Administrative Service for a number of years and negotiated the acquisition of a subsidiary in Brazil for SGRP which is now SGRP's biggest international subsidiary. He is on the board of SPAR Brazil LLC, SGRP and Affinity insurance company.  All management have agreed to work for equity or a share of the profits and PM AM is included in the budget.”

In an email to William H. Bartels and Peter Brown, James R. Segreto, the Company's Chief Financial Officer, asked each of them if either would have any involvement with the reorganized SBS, as sworn by Robert G. Brown in the Declaration.

Bartels responded as follows:

•	I have no ownership in SBS or any related party.
•	I am not receiving and will not receive any salary, sales commission, or finder's fee from or share of sales, revenues or profits of SBS or any related party.
•	"I do not consider myself part of SBS "management team". "
•	"I don’t believe anything above is in conflict with the statements made by [Robert G.] Brown."
•	"In my view my potential involvement was supplying a list for initial customer."
•	"Being fully aware of my fiduciary responsibilities to SGRP I will always act in the best interest of all SGRP shareholders."

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

Peter Brown responded:

•	"I am not going to be attempting to represent the accuracy of Bob's statement in any way and will not respond to Jim at this time."
•	"I will serve all SGRP shareholders to the best of my ability."

Accordingly, the Company believes that Mr. Bartels does not intend to be directly involved with the reorganized SBS.  It is unclear how much involvement his Company, SAS, will have with the reorganized SBS.

Peter Brown has not disclaimed any involvement with the reorganized SBS.

Outside counsel have advised that any involvement with SBS by any SGRP director may be a violation of Delaware law and SGRP's Ethics Code, could put SGRP at substantial risk for liability for future potential SBS litigation, and could possibly make SGRP a liability shield for SBS, which involvement they advised was very unlikely to benefit the Company and all its shareholders.

The order confirming the SBS Plan expressly preserves the Companies rights as follows: "The SGRP Stipulations do not seek Bankruptcy Court’s approval of, and the parties thereto have not agreed to, any direct or indirect waiver or violation of any applicable State or Federal Law or the governing documents, codes or policies of any entity party to the SGRP Stipulations."

In Summary:

The Company and certain other significant SBS creditors have settled and agreed to vote (and on August 6, 2019, voted) in favor of the SBS Plan to enable SBS to independently operate its reorganized business, but according to the SBS Plan and disclosure documents , none are taking any equity in SBS or providing any financing or credit to SBS.  A vote in favor of the SBS Plan was not a vote to support any of the SBS business plan specifics or to change or waive any of the governing documents or policies of SGRP or any other party.

SBS is not and will never be part of the Company, the Company will never in any way use or support (financially or otherwise) SBS' reorganized business, and the Company will caution its clients and others accordingly.

The Company believes SBS will continue to imply a connection either thought use of the SPAR name and or common management or affiliations, potentially leading SBS' customers, Field Specialists, and governmental regulators to wrongly look to the Company to fulfill unsatisfied SBS liabilities.  This risk increases as SBS becomes more unsuccessful in its reorganized business (as to which the Company expresses no opinion).  The Company had been named in numerous prior proceedings involving SBS because of (among other things) the common use of the name "SPAR".  Although defensible on the merits (since there is no legal connection), correcting these matters could consume significant management time, working capital and other Company resources and negatively impact the Company's client relationships and business reputation.

Non-Settled Matters:

The Settlement Agreement and its releases are limited to the SBS matters described therein and subject to specific exclusions.  Accordingly, there remain a number of unresolved claims and actions (each a "Non-Settled Matter") between the Company and SAS and SPAR Infotech, Inc. (including the lawsuit and other claims against the Company), and the claims, rights and liabilities of Robert G. Brown and William H Bartels respecting the Company. See Part II, Item IA - Risk Factors -Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Risk Factors - Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, in the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019, the Corporation's Current Report on Form 8-K as filed with the SEC on September 28, 2018, the Corporation's Current Report on Form 8-K as filed with the SEC on December 4, 2018.

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

The accounting policies of each of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. Management evaluates performance as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
United States	$28,006	$21,556	$46,662	$39,925
International	40,217	37,668	78,721	73,878
Total revenue	$68,223	$59,224	$125,383	$113,803

Operating income (loss):
United States	$2,608	$(1,900)	$3,360	$(2,219)
International	1,622	663	2,601	1,713
Total operating income (loss)	$4,230	$(1,237)	$5,961	$(506)

Interest expense:
United States	$185	$48	$246	$62
International	2	306	142	491
Total interest expense	$187	$354	$388	$553

Other (income), net:
United States	$(1)	$(29)	$(1)	$–
International	(191)	(203)	(256)	(304)
Total other (income), net	$(192)	$(232)	$(257)	$(304)

Income (loss) before income tax expense:
United States	$2,424	$(1,919)	$3,115	$(2,281)
International	1,811	560	2,715	1,526
Total income (loss) before income tax expense	$4,235	$(1,359)	$5,830	$(755)

Income tax expense (benefit):
United States	$501	$(434)	$702	$(446)
International	927	172	1,284	362
Total income tax expense (benefit)	$1,428	$(262)	$1,986	$(84)

Net income (loss):
United States	$1,923	$(1,485)	$2,413	$(1,835)
International	884	388	1,431	1,164
Total net income (loss)	$2,807	$(1,097)	$3,844	$(671)

Net (loss) attributable to non-controlling interest:
United States	$(679)	$(246)	$(775)	$(158)
International	(605)	(420)	(930)	(809)
Total net (loss) attributable to non-controlling interest	$(1,284)	$(666)	$(1,705)	$(967)

Net income (loss) attributable to SPAR:
United States	$1,244	$(1,730)	$1,638	$(1,992)
International	279	(33)	501	354
Total net income (loss) attributable to SPAR Group, Inc.	$1,523	$(1,763)	$2,139	$(1,638)

Depreciation and amortization:
United States	$382	$339	$754	$720
International	146	192	284	352
Total depreciation and amortization	$528	$531	$1,038	$1,072

Capital expenditures:
United States	$344	$423	$722	$907
International	127	40	213	44
Total capital expenditures	$471	$463	$935	$951

Note:  There were no inter-company sales for the three and six months ended June 30, 2019 or 2018.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

	June 30,	December 31,
	2019	2018
Assets:
United States	$35,780	$27,280
International	51,100	41,815
Total assets	$86,880	$69,095

	June 30,	December 31,
	2019	2018
Long lived assets:
United States	$4,425	$2,560
International	5,164	1,715
Total long lived assets	$9,589	$4,275

Geographic Data (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
International revenue:		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue		% of consolidated net revenue
Brazil	$16,612	24.3%	$13,046	22.1%	$32,145	25.6%	$26,456	23.3%
South Africa	6,442	9.4	7,400	12.5	12,976	10.3	14,844	13.1
Mexico	5,664	8.3	5,236	8.9	10,951	8.7	10,596	9.3
China	3,180	4.7	4,090	6.9	6,459	5.2	6,532	5.8
Japan	2,865	4.2	2,759	4.7	5,595	4.5	5,006	4.4
Canada	2,459	3.6	1,844	3.1	4,563	3.6	3,778	3.3
India	2,065	3.0	2,382	4.0	4,271	3.4	4,806	4.2
Australia	863	1.3	851	1.4	1,627	1.3	1,737	1.5
Turkey	67	0.1	60	0.1	134	0.1	123	0.1
Total international revenue	$40,217	58.9%	$37,668	63.7%	$78,721	62.7%	$73,878	65.0%

10.	Recent Accounting Pronouncements

The Company reviews new accounting pronouncements as they are issued or proposed by the Financial Accounting Standards Board (“FASB”).

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

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

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

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

The reported results for Q2 2019 reflect the application of ASC 842 guidance, whereas comparative periods and their respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. As a result of adopting the new standard, SPAR recognized ROU assets and liability of $5.7 million. There was no adjustment to deferred taxes as a result of SPAR’s adoption of ASC 842. The adoption of ASC 842 did not have a material impact on SPAR’s results of operations or cash flows, nor did it have an impact on any of SPAR's existing debt covenants.

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

The components of SPAR's lease expenses for the three and six months ended June 30, 2019, which are included in the condensed consolidated income statement, are as follows (in thousands):

Lease Costs	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Selling, General and Administrative Expense	$534	$1,067
Short-term lease cost	Selling, General and Administrative Expense	28	57
Variable costs	Selling, General and Administrative Expense	290	585
Total lease cost		$852	$1,709

Supplemental cash flow information related to SPAR’s leases for three and six months ended June 30, 2019 is as follows (in thousands):

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$562		$1,071

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$5,736	(a)	$5,736	(a)

(a)         Amounts for the six months ended June 30, 2019 include the translation adjustment for the adoption of ASU 2016-02 discussed in Note 10.

SPAR Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited) (continued)

At June 30, 2019, SPAR had the following maturities of lease liabilities related to office space and equipment, all of which are under non-cancellable operating leases (in thousands):

Period Ending June 30,	Amount

2019	$843
2020	1,974
2021	887
2022	988
2023	78
Total lease payments	4,770

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

SPAR Group, Inc. and Subsidiaries

Results of Operations

Three months ended June 30, 2019, compared to three months ended June 30, 2018

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Three Months Ended June 30,
	2019		2018
	$	%	$	%
Net revenues	$68,223	100.0%	$59,224	100.0%
Cost of revenues	54,159	79.4	48,759	82.3
Gross profit	14,064	20.6	10,465	17.7
Selling, general & administrative expense	9,306	13.6	9,196	15.5
Settlement and other charges	–	0.0	1,975	3.3
Depreciation & amortization	528	0.8	531	0.9
Operating income (loss)	4,230	6.2	(1,237)	(2.0)
Interest expense, net	187	0.3	354	0.6
Other (income), net	(192)	(0.3)	(232)	(0.4)
Income (loss) before income taxes	4,235	6.2	(1,359)	(2.2)
Income tax expense (benefit)	1,428	2.1	(262)	(0.4)
Net income (loss)	2,807	4.1	(1,097)	(1.8)
Net income attributable to non-controlling interest	(1,284)	(1.9)	(666)	(1.1)
Net income (loss) attributable to SPAR Group, Inc.	$1,523	2.2%	$(1,763)	(2.9)%

Net Revenues

Net revenues for the three months ended June 30, 2019, were $68.2 million, compared to $59.2 million for the three months ended June 30, 2018, an increase of $9.0 million or 15.2%.  The increase in net revenue is primarily attributable to the domestic operations driven by increase in operational project work and international operations contributed $2 million of the increase.

Domestic net revenues totaled $28.0 million in the three months ended June 30, 2019, compared to $21.6 million for the same period in 2018, an increase of 29.9%.

International net revenues totaled $40.2 million for the three months ended June 30, 2019, compared to $37.7 million for the same period in 2018, an increase of $2.5 million or 6.8%.  The increase in international net revenues was primarily due to the Brazilian operation, which added $3 million.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 79.4% of its net revenues for the three months ended June 30, 2019, and 82.3% of its net revenues for the three months ended June 30, 2018.

Domestic cost of revenues was 74.0% of net revenues for the three months ended June 30, 2019, and 77.0% of net revenues for the three months ended June 30, 2018. The decrease in cost of revenues as a percentage of net revenues of 3 percentage points was due primarily to a shift in our labor platform in the latter part of 2018 and a favorable mix of project work compared to the same period last year. For the three months ended June 30, 2018, approximately 46.5% of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SBS, and SAS, respectively. (See Note 5 to the Company's Condensed Consolidated Financial Statements - Related-Party Transactions.)

Internationally, the cost of revenues decreased to 83.1% of net revenues for the three months ended June 30, 2019, compared to 85.4% of net revenues for the three months ended June 30, 2018. The cost of revenue decrease of 2.3 percentage points was primarily due to margin improvement in Brazil operations.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $9.3 million and $9.2 million for the three months ended June 30, 2019 and 2018, respectively.

Domestic selling, general and administrative expenses totaled $4.3 million and $4.5 million for the three month periods ended June 30, 2019 and 2018, respectively.

International selling, general and administrative expenses totaled $5.0 million and $4.7 million for the three months ended June 30, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $528,000 and $531,000 for the three months ended June 30, 2019, and 2018, respectively.

Interest Expense

The Company's net interest expense was $187,000 for the three months ended June 30, 2019, and $354,000 for the same period in 2018.

Other Income

Other income totaled $192,000 and $232,000 for the three months ended June 30, 2019 and 2018, respectively.

Income Taxes

Income tax expense was $1.4 million for the three months ended June 30, 2019, compared to an income tax benefit of $262,000 for the three months ended June 30, 2018.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $1.2 million and $666,000 for the three months ended June 30, 2019 and 2018, respectively.

Net Income

The Company reported net income of $1.5 million for the three months ended June 30, 2019, or $0.07 per diluted share, compared to a net loss of $1.8 million, or $0.09 per diluted share, for the corresponding period last year. The change is due primarily to increase in international operations.

SPAR Group, Inc. and Subsidiaries

Six months ended June 30, 2019, compared to six months ended June 30, 2018

The following table sets forth selected financial data and data as a percentage of net revenues for the periods indicated (in thousands, except percent data).

	Six Months Ended June 30,
	2019		2018
	$	%	$	%
Net revenues	$125,383	100.0%	$113,803	100.0%
Cost of revenues	100,685	80.3	93,608	82.3
Gross profit	24,698	19.7	20,195	17.7
Selling, general & administrative expense	17,699	14.1	17,654	15.5
Settlement and other charges	–	0.0	1,975	1.7
Depreciation & amortization	1,038	0.8	1,072	0.9
Operating income (loss)	5,961	4.8	(506)	(0.4)
Interest expense, net	388	0.3	553	0.5
Other (income), net	(257)	(0.2)	(304)	(0.3)
Income (loss) before income taxes	5,830	4.6	(755)	(0.6)
Income tax expense (benefit)	1,986	1.6	(84)	(0.1)
Net income (loss)	3,844	3.1	(671)	(0.5)
Net income attributable to non-controlling interest	(1,705)	(1.4)	(967)	(0.8)
Net income (loss) attributable to SPAR Group, Inc.	$2,139	1.7%	$(1,638)	(1.3)%

Net Revenues

Net revenues for the six months ended June 30, 2019, were $125.4 million, compared to $113.8 million for the six months ended June 30, 2018, an increase of $11.6 million or 10.2%.  The increase in revenue growth is primarily due to significant project work domestically and the increase in year-to-date growth in Brazil of approximately $5.1 million.

Domestic net revenues totaled $46.7 million in the six months ended June 30, 2019, compared to $39.9 million for the same period in 2018, an increase of 16.9%.  Domestic growth is primarily due to significant project work of approximately $6.7 million.

International net revenues totaled $78.7 million for the six months ended June 30, 2019, compared to $73.9 million for the same period in 2018, an increase of $4.8 million or 6.6%.  The increase in international net revenues was primarily due to the Brazilian operation, which added $5.1 million.

Cost of Revenues

The Company's cost of revenues consists of its on-site labor and field administration fees, travel and other direct labor-related expenses and was 80.3% of its net revenues for the six months ended June 30, 2019, and 82.3% of its net revenues for the six months ended June 30, 2018.

Domestic cost of revenues was 74.3% of net revenues for the six months ended June 30, 2019, and 76.9% of net revenues for the six months ended June 30, 2018. The decrease in cost of revenues as a percentage of net revenues of 2.6 percentage points was due primarily to a shift in our labor platform in the latter part of 2018 and a favorable mix of project work compared to the same period last year. For the six months ended June 30, 2018, approximately 50.9% of the Company's domestic cost of revenues resulted from in-store merchandiser specialist, on-site assembly technician and field administration services, purchased from certain of the Company's affiliates, SBS, and SAS, respectively. (See Note 5 to the Company's Condensed Consolidated Financial Statements - Related-Party Transactions.)

Internationally, the cost of revenues decreased to 83.8% of net revenues for the six months ended June 30, 2019, compared to 85.2% of net revenues for the six months ended June 30, 2018. The cost of revenue decrease of 1.4 percentage points was primarily due to margin improvement in Brazil operations.

SPAR Group, Inc. and Subsidiaries

Selling, General and Administrative Expenses

Selling, general and administrative expenses of the Company include its corporate overhead, project management, information technology, executive compensation, human resources, legal and accounting expenses. Selling, general and administrative expenses were approximately $17.7 million and $17.6 million for the six months ended June 30, 2019 and 2018, respectively.

Domestic selling, general and administrative expenses totaled $7.9 million and $8.7 million for the six month periods ended June 30, 2019 and 2018, respectively.

International selling, general and administrative expenses totaled $9.8 million and $8.9 million for the six months ended June 30, 2019 and 2018, respectively.

Depreciation and Amortization

Depreciation and amortization charges totaled $1.0 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

Interest Expense

The Company's net interest expense was $388,000 for the six months ended June 30, 2019, and $553,000 for the same period in 2018.

Other Income

Other income totaled $257,000 for the six month period ended June 30, 2019, compared to $304,000 for the same period last year.

Income Taxes

Income tax expense was $2.0 million for the six months ended June 30, 2019, compared to an income tax benefit of $84,000 for the six months ended June 30, 2018.

Non-controlling Interest

Net operating profits from the non-controlling interest, from the Company's 51% owned subsidiaries, resulted in a reduction of net income attributable to SPAR Group, Inc. of $1.7 million and $967,000 for the six months ended June 30, 2019 and 2018, respectively.

Net Income

The Company reported net income of $2.1 million for the six months ended June 30, 2019, or $0.10 per diluted share, compared to a net loss of $1.6 million, or $0.08 per diluted share, for the corresponding period last year.

SPAR Group, Inc. and Subsidiaries

Liquidity and Capital Resources

In the six months ended June 30, 2019, the Company had a net income before non-controlling interest of $3.8 million.

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2019, compared to $9.6 million for the six months ended June 30, 2018, respectively.  The net cash used in operating activities during the six months ended June 30, 2019, was primarily due to an increase in accounts payable and accrued expenses and other current liabilities partially offset by increases in accounts receivable and prepaid expenses.

Net cash used in investing activities was $935,000 for the six months ended June 30, 2019, compared to net cash used in investing activities of $184,000 for the six months ended June 30, 2018. The net cash used in investing activities during the six months ended June 30, 2019, was due to fixed asset additions, primarily capitalized software.

Net cash provided by financing activities for the six months ended June 30, 2019, was approximately $2.6 million, compared to $7.8 million provided by financing activities for the six months ended June 30, 2018.  Net cash provided by financing activities during the six months ended June 30, 2019, was primarily due to net borrowings on lines of credit and term debt.

The above activity and the impact of foreign exchange rate changes resulted in an increase in cash and cash equivalents for the six months ended June 30, 2019 of approximately $715,000.

At June 30, 2019, the Company had net working capital of $15.3 million, as compared to net working capital of $12.6 million at December 31, 2018. The Company's current ratio was 1.3 at both June 30, 2019, and December 31, 2018.

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

The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting using the "Internal Control – Integrated Framework (2013)" created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework. Based on this evaluation, management has concluded that internal controls over financial reporting were effective as of June 30, 2019.

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

SPAR Group, Inc. and Subsidiaries

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's second quarter of its 2019 fiscal year that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

SPAR Group, Inc. and Subsidiaries

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

As part of the Settlement of the Actions, the parties to the Actions executed a Limited Mutual Release Agreement limited to the Actions and subject to specific exclusions (the "Delaware Releases") and the parties to the Actions mutually agreed upon Stipulations of Dismissal ending those actions without prejudice and without admission or retraction of any fact cited therein, and the parties caused them to be filed with the Court on January 18, 2019.

The Delaware Releases are limited to matters related to those actions described therein and subject to specific exclusions, and the parties expressly preserved all unrelated actions and claims.  Accordingly, there remain a number of unresolved claims and actions (each a "Non-Settled Matter") between the Company and the following Related Parties (as defined below), including (without limitation), post termination claims by and against SPAR Business Services, Inc. (which is now in a voluntary bankruptcy proceeding in Nevada), and SPAR Administrative Services, Inc., the lawsuit by SPAR InfoTech, Inc., against the Company, and the Bartels Advancement Claim and the claim by Mr. Brown for a similar advancement (see Advancement Claims, below).

Post-Settlement Disputes Involving Board Independence.

Robert G. Brown Demands Directors Either Support His Positions or Resign

The co-founders of SPAR Group, Inc. ("SGRP" and, together with its subsidiaries, the "Company"), Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders of SGRP. Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired), and Mr. Bartels is Vice Chairman and a director and officer of SGRP.  Together Mr. Brown and Mr. Bartels (the "Majority Stockholders") beneficially own as a group a total of approximately 57.6% (or 12.0 million shares) of SGRP's common stock (the "SGRP Common Stock").

On July 10, 2019, Mr. Robert G Brown wrote in an email communication to Arthur B. Drogue, an independent director and Chairman of the SGRP Board, to which he copied Mr. Bartels, Mr. Peter W. Brown and Mr. Jeffery Mayer (each a director), expressing Mr. Brown's concerns with the positions of certain of SGRP's directors (the "July 10 Email"), including the independent directors.  The concerns listed in the July 10 Email include SGRP's: (1) initiation of the legal proceedings to maintain the independence of the Board and which lead to the Delaware Settlement (as defined below); (2) opposition to the terms and conditions of the reorganization of SPAR Business Services, Inc., a Nevada corporation formerly known as SPAR Marketing Services, Inc. ("SBS"), that the Board and management of SGRP deemed to be unfavorable to SGRP and its stockholders without appropriate settlement terms and releases (See SGRP's Current Report on Form 8-K as filed with the SEC on August 8, 2019, respecting the negotiated SBS bankruptcy settlement); (3) opposition to the election or appointment of director candidates to the Board whom the independent directors deemed not independent under applicable NASDAQ and SEC rules, including opposing the nomination of Mr. Panos Lazaretos, a long-time associate of the Majority Stockholders and the Majority Stockholders' preferred director candidate (see Search for a Replacement Independent Director, below); and (4) refusal to reimburse the alleged expenses of entities owned by, or affiliated with, the Majority Stockholders, that have not been approved by the Audit Committee and SGRP's management (collectively, the "Brown Demands").  Mr. Bartels has since repeated several of the Brown Demands.   Mr. Brown further demanded in the July 10 Email that the directors change their positions and accept the Brown Demands or resign.  The Company believes that neither the acquiescence to the Brown Demands nor the resignations of directors who oppose the Brown Demands would be in the best interests of SGRP and all of its stockholders.  The foregoing description of the July 10 Email is qualified in its entirety by reference to the July 10 Email filed with this Current Report on Form 8-K (this "Report") as Exhibit 99.1, which is incorporated herein by reference.

SPAR Group, Inc. and Subsidiaries

Background:  Recent Actions of the Majority Stockholders and their Control Group

On June 1, 2018, June 29, 2018, July 5, 2018, August 6, 2018 and January 25, 2019, the Majority Stockholders each filed an amended Schedule 13D with the Securities and Exchange Commission (the "SEC"), in which they each acknowledged that they "may be deemed to comprise a 'group' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters", including various listed items. Pursuant to those Schedule 13D filings, the Majority Stockholders have acted as a control group and adopted written consents to unilaterally, and without the participation of SGRP's Board of Directors (the "Board"), Governance Committee or other stockholders, endeavoring to: approve the selection, appointment and election of Mr. Jeffrey A. Mayer as a director of SGRP; remove Lorrence T. Kellar as an independent director of SGRP; and change SGRP's By-Laws in order to (among other things) remove authority from the Board through new supermajority requirements and stockholder only approvals (the "Proposed Amendments"), which the Governance Committee believed weakened the Board's independence, and which were contested by SGRP and ultimately concluded in a negotiated settlement that included Mayer's appointment, Mr. Kellar's forced retirement, and the adoption of SGRP's Amended and Restated By-Laws on January 18, 2019 (the "Delaware Settlement"). See PART II, Item 1 -Legal Proceedings - RELATED PARTIES AND RELATED PARTY LITIGATION, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019.

In the Delaware Settlement, the parties agreed to amend and restate SGRP's By-Laws (the "2019 Restated By-Laws") with negotiated changes to the Proposed Amendments that preserved the current roles of the Governance Committee and Board in the location, evaluation, and selection of candidates for director and in the nominations of those candidates for the annual stockholders' meeting and appointment of those candidates to fill Board vacancies (the "Nomination Process") other than those under a stockholder written consent making a removal and appointment, which is unchanged).

Prior to SGRP's 2019 annual stockholders' meeting (the "2019 Annual Meeting"), Jack Partridge, an independent director of SGRP, retired effective as of the close of business on May 15, 2019. Mr. Partridge indicated that he was prepared to serve on the Board for another year, but based on Mr. Partridge's discussions with Mr. Bartels and the preliminary vote totals (including Mr. Brown's votes), Mr. Partridge believed that the Majority Stockholders would vote "against" him, so he elected to retire before the 2019 Annual Meeting. Following the departure of Messrs. Kellar and Partridge, SGRP had two fully independent directors, Arthur B. Drogue and R. Eric McCarthey. Jeffery Mayer is also considered independent except for related party matters.

Threatened Removal of Arthur B. Drogue as a Director

On July 12, Mr. Brown sent in an email communication to Mr. Drogue, with a copy to Mr. Bartels, a draft Amendment No. 5 to Schedule 13D from Mr. Brown (the "Draft Schedule 13D")that indicated the Majority Stockholders intended to deliver a written consent action to SGRP resolving to remove Mr. Drogue from the Board.  The foregoing description of the Draft Schedule 13D is qualified in its entirety by reference to the Draft Schedule 13D filed with this Report as Exhibit 99.2, which is incorporated herein by reference.  In addition to the July 10 Email and the Draft Schedule 13D, Mr. Drogue engaged in various telephonic conversations with the Majority Stockholders in connection with the matters described in the July 10 Email and the Draft Schedule 13D where he reiterated his position and the position of the independent directors that the Board was acting, and would continue to act, in the best interests of SGRP and all of its stockholders, including by maintaining a majority independent Board, as required by applicable NASDAQ and SEC rules and by refusing to pay expenses for affiliates of the Majority Stockholders when the payment of those expenses were not approved by management and the Audit Committee and were not in the best interests of SGRP and its stockholders.

SPAR Group, Inc. and Subsidiaries

During such conversations, the Majority Stockholders said that Mr. Drogue and any other directors of SGRP who have not been complying with the Brown Demands would need to acquiesce to the Brown Demands or resign from the Board.

In response to the July 10 Email, the Brown Demands and the Draft Schedule 13D, Mr. Drogue sent an email, dated July 24, 2019, to Mr. Bartels (the "Response to Brown Demands") outlining the reasons the recent actions taken, and proposed to be taken, by the Majority Stockholders are not in the best interests of all SGRP stockholders, and Mr. Drogue further indicated that he would not comply with the Brown Demands and would not resign.  The foregoing description of the Response to Brown Demands is qualified in its entirety by reference to the Response to Brown Demands filed with this Report as Exhibit 99.3, which is incorporated herein by reference.

After Mr. Drogue sent the Response to Brown Demands, he received an email correspondence from Mr. Bartels on August 5, 2019, dated August 3, 2019, in which Mr. Bartels reiterated certain of the Brown Demands and that the Majority Stockholders have the right to remove any director (the "August 3 Email").  The August 3 Email: (1) erroneously indicates that certain NASDAQ independence and director nomination rules do not apply to SGRP (incorrectly citing an exception applicable to underwritings, senior debt and the like); (2) reiterates the view of the Majority Stockholders that Mr. Lazaretos meets NASDAQ and SEC independence requirements and should be immediately appointed to the Board (see Search for a Replacement Independent Director, below); and (3) reminds Mr. Drogue of the right of the Majority Stockholders to remove directors at any time and for any reason.  The foregoing description of the August 3 Email is qualified in its entirety by reference to the August 3 Email  filed with this Report as Exhibit 99.4, which is incorporated herein by reference.

Failure to Maintain a Majority of Independent Directors on the Board; Failure to Comply with NASDAQ Audit Committee Composition Requirements

The Board currently has only two independent directors and one director classified as independent on all but related party matters out of six (resulting from Jack W. Partridge's May 2019 forced retirement), which is less than a majority of the current Board.  If Mr. Drogue is removed or resigns, the Board would only have one independent director out of five.  SGRP's Audit Committee, Compensation Committee, Governance Committee and Special Committee would continue to consist of one independent director until the Governance Committee and the Board secure duly qualified independent director candidates to replace Messrs. Partridge and Drogue.  The current composition of the Board and its Audit Committee, Compensation Committee and Governance Committee is in violation of the NASDAQ rules and such committees' respective charters.

Despite the actions of the Majority Stockholders, the Board and the Governance Committee have determined that the Board should always have a majority of independent directors as required by NASDAQ and the SEC.  The Board and Governance Committee have continued to follow the Nomination Process and search for an independent director replacement for Mr. Partridge.  SGRP's Statement of Policy Regarding Director Qualifications and Nominations dated as of May 18, 2004, requires that (among other things) that a majority of the directors of the Board, and all of the members of its Audit Committee, Compensation Committee and Governance Committee, be independent directors.

Additionally, NASDAQ Listing Rule 5605(b)(1) requires a majority of the board of directors of a listed company to consist of independent directors, as defined in Rule 5605(a)(2), and NASDAQ Listing Rule 5605(c)(2) requires the audit committee of a listed company to be composed of at least three members, all of whom must be independent (together, the "Board Independence Rules").  When similar circumstances occurred last year in connection with the forced retirement of Lorrence Kellar, SGRP received a notification letter from NASDAQ dated December 13, 2018, stating that SGRP no longer complied with NASDAQ's Board Independence Rule and had approximately 30 days to regain compliance with the NASDAQ Listing Rules.

On July 24, 2019, SGRP received a phone call from a NASDAQ representative expressing concern with respect to (1) the Board's lack of independence following Mr. Partridge's forced retirement; (2) the number of independent directors serving on the Audit Committee, Compensation Committee and Governance Committee (which, as of July 24, 2019, was two members on each such committee); and (3) the independence of Mr. Lazaretos, who, along with several other director candidates, is currently under review by the Governance Committee.

SPAR Group, Inc. and Subsidiaries

On July 25, 2019, SGRP received a letter from NASDAQ notifying SGRP that it was not in compliance with the Board Independence Rules and that SGRP has until the earlier of: (1) the next annual stockholders' meeting of SGRP or May 15, 2020, or (2) November 11, 2019, if the next annual stockholders' meeting is held before November 11, 2019 (the "Board Independence Deadline").  Accordingly, the forced retirement of Mr. Partridge and the threatened removal of Mr. Drogue, in each case directly resulting from the actions of the Majority Stockholders, may cause SGRP to be delisted by NASDAQ for failing to adhere to the Board Independence Rules.

The independent directors of the Board and the management of SGRP believe that if Mr. Drogue is ultimately removed from the Board and the directors selected for nomination and election by the Majority Stockholders comprise a majority of the Board, the newly constituted and potentially non-independent Board may cause NASDAQ to reconsider and escalate its deadline for corrective action by the Company and proceed with delisting SGRP for failure to comply with the Board Independence Rules (as defined below).

Search for a Replacement Independent Director

Even before Mr. Partridge's forced retirement, the Majority Stockholders lobbied (and have continued to lobby) the Board to add Mr. Lazaretos, a resident of Greece, as a director of SGRP.  Mr. Lazaretos has been associated with the Majority Stockholders since 2000 when he first worked for SGRP.  He has since provided services to SPAR Infotech, Inc. ("Infotech"), which is owned by Mr. Brown, and the costs of those services were included in Infotech's lawsuit against SGRP respecting "alleged" unreimbursed expenses in the acquisition of a Brazil subsidiary.

At and since the May Board meeting, SGRP's Governance Committee has insisted on following the Nomination Process agreed to in the Delaware Settlement to fill the vacancy created by Mr. Partridge's forced retirement.  Mr. Brown and Mr. Bartels have repeatedly tried to circumvent the agreed upon Nomination Process to immediately put Mr. Lazaretos on the Board.  Mr. Bartels unilaterally invited Mr. Lazaretos to the May Board meeting before Mr. Partridge's forced retirement and sought to have Mr. Lazaretos appointed to the Board immediately.  Additionally, Mr. Brown generally has been copying Mr. Lazaretos on his emails to the Board and its committees.

Complying with the stockholder approved Nomination Process, SGRP's Governance Committee has recently conducted a search and evaluation for a new independent director to replace Mr. Partridge. Of the four finalists, two candidates were recommended by the Majority Stockholders (including Mr. Lazaretos), and two candidates were identified by an independent, third-party executive search firm (the "Independent Search Firm").  An outside evaluation conducted by the Independent Search Firm found Mr. Lazaretos to be unqualified to be a public company director and that other identified director candidates under consideration by the Governance Committee were better qualified to serve as directors of SGRP.  An independent Delaware law firm (the "Delaware Law Firm") has determined that Mr. Lazaretos does not satisfy the NASDAQ, SEC and Delaware independence requirements. Pursuant to its authority under SGRP's governing documents, SGRP's Governance Committee has determined that Mr. Lazaretos does not qualify as an independent director, based on feedback from references, Management, the Delaware Law Firm, and its own evaluations and determinations respecting compliance with applicable SEC and NASDAQ independence and other standards.

However, the Majority Stockholders continue to insist upon the immediate appointment of Mr. Lazaretos as a director.  In fact, on August 8, 2019, Mr. Bartels sent an email to Mr. Drogue attaching an unauthorized and unsolicited draft press release announcing the appointment of Mr. Lazaretos as a director, which has not happened (the "Draft Press Release").  The Draft Press Release repeatedly refers to Mr. Lazaretos as an independent director, despite (1) the contrary determinations made by the Delaware Law Firm and the Governance Committee and (2) the initial verbal indications from SGRP's contact person at NASDAQ that Mr. Lazaretos may not be viewed by NASDAQ as independent.

 SGRP's Governance Committee believes that if the Majority Stockholders put Mr. Lazaretos on the Board through a written consent action (which is within their rights), the Board size would have to be increased (requiring stockholder approval) and additional independent directors would need to be added to satisfy the Board Independence Rules.

SPAR Group, Inc. and Subsidiaries

Although the Majority Stockholders can eventually appoint a director on the Board through their right to act by written consent, they cannot determine independence.  Only the Governance Committee can determine independence under the NASDAQ rules and SGRP's governing documents.  The most recent amendments to SGRP's governing documents were agreed to by the Majority Stockholders in the Delaware Settlement and continued the Nomination Process (including the continuation of the Governance Committee's authority to identify, select and nominate qualified director candidates).

SGRP's Governance Committee currently plans to submit a final nominee to the full Board later this month, and it will be arranging candidate interviews at its upcoming meeting on August 15, 2019.  SGRP intends to submit to NASDAQ documentation, including biographies of any new directors, evidencing compliance with the Board Independence Rules no later than the Board Independence Deadline.

In the event SGRP does not regain compliance with the Board Independence Rules by the Board Independence Deadline, or if more independent directors are removed, or if more non-independent directors are added, NASDAQ may delist SGRP's securities before the Board Independence Deadline.  Repeated violations or intentional violations by the Majority Stockholders could lead to an accelerated or immediate delisting by NASDAQ.

Risks of a NASDAQ Delisting and Penny Stock Trading

There can be no assurance that SGRP will be able to correct the current or any future NASDAQ rule deficiencies described herein, or that if timely corrected, SGRP will be able to comply in the future with such NASDAQ rules.  If SGRP fails to gain compliance with or further breaches such NASDAQ rules, NASDAQ may commence delisting procedures against SGRP (during which SGRP may appeal the delisting determination based on the current breach to a NASDAQ hearings panel).  Repeated violations or intentional violations by the Majority Stockholders could lead to an accelerated or immediate delisting.  If shares of SGRP Common Stock are ultimately delisted by NASDAQ, the market liquidity of the SGRP Common Stock could be adversely affected and its market price could decrease, even though such shares may continue to be traded over-the-counter, due to (among other things) the potential for increased spreads between bids and asks, lower trading volumes and reporting delays in over-the-counter trades and the negative implications and perceptions that could arise from such a delisting.

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

SPAR Group, Inc. and Subsidiaries

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

SBS Bankruptcy and Settlement

On August 6, 2019, SPAR Group, Inc. ("SGRP", the "Corporation" or the "Registrant"), and its subsidiaries SPAR Marketing Force, Inc., a Nevada corporation ("SMF"), and SPAR Assembly & Installation, Inc., f/k/a SPAR National Assembly Services, Inc., a Nevada corporation ("SAI", and collectively with SGRP and SMF, the "SGRP Parties"), submitted in the SBS Chapter 11 Case (as defined below) in the U.S. District for Nevada their Compromise and Settlement Agreement with SPAR Business Services, Inc., a Nevada corporation formerly known as SPAR Marketing Services, Inc., debtor and debtor-in-possession ("SBS"), and  SBS, LLC, a Nevada limited liability company "SBS LLC" and together with SBS, the "SBS Parties").  SGRP and its subsidiaries may be referred to as the "Company" and file reports on a consolidated basis with the Securities and Exchange Commission ("SEC").

On August 6, 2019, with the support of (among others, the Clothier and Rodgers plaintiffs and the Company, the Court approved the Settlement Agreement and the SBS Reorganization pursuant to the SBS Plan (as all such terms are defined below).

Background: Recent Actions of the Majority Stockholders and their Control Group

The co-founders of SGRP, Mr. Robert G. Brown and Mr. William H. Bartels, are significant stockholders of SGRP. Mr. Brown was Chairman and an officer and director of SGRP through May 3, 2018 (when he retired), and Mr. Bartels is Vice Chairman and a director and officer of SGRP.  Together Mr. Brown and Mr. Bartels (the "Majority Stockholders") beneficially own, as a group, a total of approximately 57.6% (or 12.0 million shares) of SGRP''s common stock (the "SGRP Common Stock"). On June 1, 2018, June 29, 2018, July 5, 2018, August 6, 2018 and January 25, 2019, the Majority Stockholders each filed an amended Schedule 13D with the SEC, in which they each acknowledged that they "may be deemed to comprise a ''group'' within the meaning of [the Securities Exchange Act of 1934]" and "may act in concert with respect to certain matters", including various listed items. See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- Related Parties and Related Party Litigation and SBS Bankruptcy, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019.

The Company executes its domestic field services through the services of field merchandising, auditing, assembly and other field personnel (each a "Field Specialist"), substantially all of whom are provided to the Company and engaged by independent third parties and located, scheduled, deployed and administered domestically through the services of local, regional, district and other personnel (each a "Field Administrator"), and substantially all of the Field Administrators are in turn employed and supplied by other independent third parties. The Company believes that high quality Field Administrator performances are essential to the effective delivery and performance of their services by the Field Specialists.

SBS provided the services of Field Specialists from time to time to the SMF and SAI, and SBS is an affiliate of and related party to the Company, but SBS is not under the control of or part of the consolidated Company and has not provided services or been a vendor to the Company Parties since August 2018 (when SBS' termination by the Company took effect).  SBS is an affiliate of and a related party to the Company because it is owned by an entity owned and controlled by Robert G. Brown and prior to December 2018 was owned by Robert G. Brown and William H. Bartels.

SPAR Administrative Services, Inc. ("SAS"), provided under contract the services of Field Administrators from time to time to SMF and SAI, and SAS is an affiliate of and related party to the Company, but SAS is not under the control or part of the consolidated Company and has not provided services or been a vendor to the SGRP Parties since August 2018 (when SAS' termination by the Company took effect).  SAS is an affiliate of and a related party to the Company because it is owned by William H. Bartels and entities owned and controlled by family members of Robert G. Brown and prior to January 1, 2015, was owned by Robert G. Brown and William H. Bartels.

In terminating SBS and SAS and engaging a new independent vendor to provide the same services, the Company has saved approximately $900,000 per year.  For services previously provided by SBS and SAS to SMF and SAI, see Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Related Party Services, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019.

SPAR Group, Inc. and Subsidiaries

SBS Bankruptcy

The Company received no services from SBS after the Company's termination of SBS' services took effect in August 2018.  Furthermore, even though SBS was solely responsible for its operations, methods and legal compliance, SBS continued to claim that the Company was somehow liable to reimburse SBS for its expenses in those proceedings.  The Company does not believe there is any basis for such claims and would defend them vigorously. The Company anticipated that SBS would use every available means to attempt to collect reimbursement from the Company for the foreseeable future for all of its post-termination expense and other claims ("SBS Claims").

On November 23, 2018, SBS petitioned for bankruptcy protection under chapter 11 of the United States Bankruptcy Code in the U.S. District for Nevada (the "SBS Chapter 11 Case"), so the pre-petition claims of SBS' creditors then had to be made in the SBS Chapter 11 Case.  See Note 8 to the Company's Consolidated Financial Statements - Commitments and Contingencies -- SBS Bankruptcy, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019.

Accordingly, the Company’s management ("Management") recommended, and the Audit Committee agreed, that it would be in the best interest of all stockholders of the Company to submit the SGRP and SMF claims against SBS in the SBS Chapter 11 Case in order to preserve their value (including as an offset against the SBS Claims), particularly since those claims against SBS exceed amounts potentially owed to SBS.

A review of SBS' previous filings in the SBS Chapter 11 Case shows that SBS has listed the Company as a contingent, unliquidated, disputed creditor, but in its most recently filed amended reorganization plan in the SBS Chapter 11 Case, SBS reflected an unspecified receivable in the amount of $300,000 due from the Company, which alleged claim was to be excluded from the assets available to creditors and retained by SBS to pursue after plan confirmation.

On March 18, 2019, the Company filed claims in the SBS Chapter 11 Case seeking reimbursement for $378,838 for SMF's funding of the Affinity Security Deposits and $12,963 for SMF's funding of the field payment checks that would have otherwise bounced, and $1,839,459 for indemnification of SGRP for the Clothier settlement (see below) and legal costs and an unspecified amount for indemnification of SGRP for the Hogan action (see Note 8 to the Company's Consolidated Financial Statements, Commitments and Contingencies - Legal Matters - SBS Clothier Litigation, below) in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019, and other to be discovered and identified claims (the "SGRP Claims").

Settlement Agreement

Management recommended, and the Audit Committee agreed, that it would be in the best interest of all stockholders to oppose SBS's proposed reorganization unless a reasonable settlement could be reached, and that any settlement should include a reasonable disposition of the SGRP Claims and mutual releases of all other claims.  After extensive negotiation between the SBS Parties and the SGRP Parties, the SBS Parties and the SGRP Parties entered into the Compromise and Settlement Agreement dated as of July 26, 2019, and signed and released over the succeeding weekend (the "Settlement Agreement").

The Settlement Agreement provides for a mutual release of claims (including the SBS Claims and the SGRP Claims), except for the following:

(i)

Subject to plan confirmation, SBS will pay to the applicable SGRP Parties the SGRP Claims (before discount, $2,231,260) discounted to their pro rata share (among all creditors of the same class) of the New Value Contribution (after discount, est. $111,563) and of the Settlement Contribution in twenty-four (24) equal monthly amounts (after discount, est. $61,370), starting January 2020 and without any interest (collectively, the "Discounted Claim Payments").

(ii)	SMF will pay to SBS the Proven Unpaid A/R upon its determination (as described below).

The Discounted Claim Payments reflect a substantial discount (92%) over the total SGRP Claims, do not bear interest, are unsecured, and are dependent on the success of the reorganized SBS business (as to which the Company expresses no opinion),

In the Settlement Agreement, the parties agreed to have Rehmann Robison, a financial and accounting services firm, independently determine, based on parameters set forth in the Settlement Agreement: (i) whether SMF paid all amounts for allowable reimbursable expenses (net of all applicable credits) that were properly invoiced to SMF and the amounts of allowable reimbursable expenses that (x) were paid to vendors for expenses by SBS in 2018 for allowable reimbursable expenses (net of all applicable credits) and not paid to SBS by SMF and (y) should have been invoiced but were not invoiced to SMF and (ii) the amount put into the SBS payroll accounts, including the payments for the amounts due to SBS for the independent contractors ("IC's") (which, following the 2017 methodology of the SBS controller, includes both the net amount to be paid by SBS to the IC's and the amount to be withheld by SBS from the payments to the IC's for workman's compensation and liability insurance), plus the mark-up of 2.9638% to SBS for 2018. Rehmann Robison will use the parameters identified in Schedule 3(c) [t]hereto. See Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions – Domestic Related Party Services, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019. To the extent Rehmann Robison determines that any such net allowable reimbursable expenses were not paid and are still owed to SBS ("Proven Unpaid AR"), the parties will accept the determination of Rehmann Robison as final and binding.

In the Settlement Agreement, the SGRP Parties agreed to withdraw their opposition to the SBS reorganization and vote in favor of SBS' First Amended Chapter 11 Plan of Reorganization, as amended by the Settlement Agreement (the "SBS Plan").

The Company believes the financial impact of the Settlement Agreement is immaterial since the SGRP Claims already have been all expensed or reserved, and there can be no assurance that the Discounted Claim Payments will ever be received by the Company (particularly if the reorganized SBS business does not succeed).  However, the Company believes that the mutual releases in the Settlement Agreement provide valuable relief from potential future claims and litigation by SBS respecting the Company's past involvement with SBS.

SPAR Group, Inc. and Subsidiaries

SBS Reorganization

The SBS Plan generally does not describe the intended business of how, or manner in which, SBS intends to operate after its reorganization (if approved) (the "SBS Reorganization").  Those descriptions are contained in various disclosure documents, the most recent of which is Robert G. Brown's sworn Declaration of Robert G. Brown In Support of Debtor's Brief In Support Of Confirmation Of First Amended Chapter 11 Plan Of Reorganization And Final Approval Of Accompanying Disclosure Statement; And Omnibus Reply To Objections dated July 29, 2019 (the "Declaration").

On August 6, 2019, with the support of (among others, the Clothier and Rodgers plaintiffs and the Company, the Court approved the Settlement Agreement and the SBS Reorganization pursuant to the SBS Plan.

In paragraphs 4 and 15 of his Declaration cited below, Robert G. Brown, under penalty of perjury, described key elements of his plan for the intended business of how, and manner in which, SBS intends to operate after the SBS Reorganization.

Potential Competition from and Confusion respecting SBS

"              4.             Business segment. SBS is a business to business company using Independent Contractors ("IC's"). The SBS services are referred to as merchandising and the IC's, merchandisers. SGRP was a customer of SBS obtaining clients (e.g., Client names omitted by the Company due to SGRP's confidentiality obligations to such Clients) and then SGRP subcontracted client work to SBS. SGRP as the customer was responsible for administrating the IC's (which they did through SPAR Administrative Services, Inc. ("SAS") instead of hiring their own employees), handling payroll, obtaining clients, providing working capital and recruiting merchandisers. SBS will continue to provide the services SBS offered to SGRP and SBS's customers will be responsible for what SGRP was responsible for."

The Declaration indicates that SBS' clients will provide their own Field Administrators to schedule and administer the SBS' Field Specialists, but does not specify who would provide the Field Administrators to SBS' clients if not internally provided by the client.  Internal provision by the ultimate clients of Field Administrators was not SBS' previous model and is not industry practice.  The Company believes that SAS has had no Field Administrators since August 2018 and was not named by SBS as a possible supplier.  However, SAS is a member of Affinity Insurance Ltd. ("Affinity"), while SBS is not an Affinity member, and the Declaration implies that the necessary workers compensation and liability insurance will be provided by SBS through SAS and Affinity to SBS' Field Specialists, which may put the Affinity security deposit repayments owed to SMF by SAS at further risk.  See Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions – Affinity Insurance, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019.

Assuming SBS is successful in its reorganized business model (as to which the Company expresses no opinion), SBS will likely be competing (at least in part) with the Company respecting (i) the provision of field merchandising services directly to the Company's clients and (ii) the provision of Field Specialists to competitors of the Company to use in the provision of field merchandising services in competition against the Company.

SBS has the unlimited right to use the SPAR name in the United States under a perpetual royalty free license, whether or not in competition with the Company.    See Note 5 to the Company's Consolidated Financial Statements - Related Party Transactions – Other Related Party Transactions and Arrangements, in SGRP's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019.

Assuming SBS continues to use the SPAR name in its reorganized business (and the Company believes it will do so), there will be great potential for confusion with the services marketed and provided by the Company's domestic subsidiary "SPAR Marketing Force, Inc."  In at least 40 places in the Declaration, Mr. Brown implies a relationship with the SPAR Group (SGRP) or its people, know how or technology.  This potential for confusion will be even greater if any of SBS' directors are involved with SBS (see below) after its reorganization.

Potential Involvement of SGRP Directors in Reorganized SBS

“              15.           Management.  In addition to me (who will work without compensation) SBS will work with experienced executives in IT, sales, field operations and administration for a share of profits and/or equity. These include Brown, Pat Franco, Bill Bartels, Peter Brown and the others with similar experience. Franco has over 30 years' experience in technology and merchandising.  . . . Bartels is Vice Chairman and most senior sales person at SGRP responsible for over 70% of the current SGRP US revenue from clients and acquisitions. Bartels will help with the initial customer contacts while keeping the SGRP board fully apprised of his work and the work of SBS.  Peter Brown worked for SPAR Administrative Service for a number of years and negotiated the acquisition of a subsidiary in Brazil for SGRP which is now SGRP's biggest international subsidiary. He is on the board of SPAR Brazil LLC, SGRP and Affinity insurance company.  All management have agreed to work for equity or a share of the profits and PM AM is included in the budget.”

SPAR Group, Inc. and Subsidiaries

In an email to William H. Bartels and Peter Brown, James R. Segreto, the Company's Chief Financial Officer, asked each of them if either would have any involvement with the reorganized SBS, as sworn by Robert G. Brown in the Declaration.

Bartels responded as follows:

•	I have no ownership in SBS or any related party.
•	I am not receiving and will not receive any salary, sales commission, or finder's fee from or share of sales, revenues or profits of SBS or any related party.
•	"I do not consider myself part of SBS "management team". "
•	"I don’t believe anything above is in conflict with the statements made by [Robert G.] Brown."
•	"In my view my potential involvement was supplying a list for initial customer."
•	"Being fully aware of my fiduciary responsibilities to SGRP I will always act in the best interest of all SGRP shareholders."

Peter Brown responded:

•	"I am not going to be attempting to represent the accuracy of Bob's statement in any way and will not respond to Jim at this time."
•	"I will serve all SGRP shareholders to the best of my ability."

Accordingly, the Company believes that Mr. Bartels does not intend to be directly involved with the reorganized SBS.  It is unclear how much involvement his Company, SAS, will have with the reorganized SBS.

Peter Brown has not disclaimed any involvement with the reorganized SBS.

Outside counsel have advised that any involvement with SBS by any SGRP director may be a violation of Delaware law and SGRP's Ethics Code, could put SGRP at substantial risk for liability for future potential SBS litigation, and could possibly make SGRP a liability shield for SBS, which involvement they advised was very unlikely to benefit the Company and all its shareholders.

The order confirming the SBS Plan expressly preserves the Companies rights as follows: "The SGRP Stipulations do not seek Bankruptcy Court’s approval of, and the parties thereto have not agreed to, any direct or indirect waiver or violation of any applicable State or Federal Law or the governing documents, codes or policies of any entity party to the SGRP Stipulations."

In Summary:

The Company and certain other significant SBS creditors have settled and agreed to vote (and on August 6, 2019, voted) in favor of the SBS Plan to enable SBS to independently operate its reorganized business, but according to the SBS Plan and disclosure documents , none are taking any equity in SBS or providing any financing or credit to SBS.  A vote in favor of the SBS Plan was not a vote to support any of the SBS business plan specifics or to change or waive any of the governing documents or policies of SGRP or any other party.

SBS is not and will never be part of the Company, the Company will never in any way use or support (financially or otherwise) SBS' reorganized business, and the Company will caution its clients and others accordingly.

The Company believes SBS will continue to imply a connection either thought use of the SPAR name and or common management or affiliations, potentially leading SBS' customers, Field Specialists, and governmental regulators to wrongly look to the Company to fulfill unsatisfied SBS liabilities.  This risk increases as SBS becomes more unsuccessful in its reorganized business (as to which the Company expresses no opinion).  The Company had been named in numerous prior proceedings involving SBS because of (among other things) the common use of the name "SPAR".  Although defensible on the merits (since there is no legal connection), correcting these matters could consume significant management time, working capital and other Company resources and negatively impact the Company's client relationships and business reputation.

SPAR Group, Inc. and Subsidiaries

Non-Settled Matters:

The Settlement Agreement and its releases are limited to the SBS matters described therein and subject to specific exclusions.  Accordingly, there remain a number of unresolved claims and actions (each a "Non-Settled Matter") between the Company and SAS and SPAR Infotech, Inc. (including the lawsuit and other claims against the Company), and the claims, rights and liabilities of Robert G. Brown and William H Bartels respecting the Company.  Please see Part II, Item IA - Risk Factors -Dependence Upon and Cost of Services Provided by Affiliates and Use of Independent Contractors, Risk Factors - Risks Related to the Company's Significant Stockholders: Potential Voting Control and Conflicts, and Note 9 to the Company's Condensed Consolidated Financial Statements – Commitments and Contingencies -- Legal Matters, in the Corporation's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2019, the Corporation's Current Report on Form 8-K as filed with the SEC on September 28, 2018, the Corporation's Current Report on Form 8-K as filed with the SEC on December 4, 2018.

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

Date: August 14, 2019	SPAR Group, Inc., Registrant

By: /s/ James R. Segreto
James R. Segreto Chief Financial Officer, Treasurer and Secretary